Form 10KSB40
period 2000-12-31
BLACKFOOT ENTERPRISES INC
filed 2001-03-30
CIK 1120370

Commission File No. 000-31313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended: December 31, 2000

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From __ to __

                           BLACKFOOT ENTERPRISES, INC.
                          -----------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

              NEVADA                            88-0409160
   -------------------------------          -------------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)          Identification No.)

  6767 W. Tropicana Avenue, Suite 207
         Las Vegas, Nevada                       89103
----------------------------------------       ----------
(Address of principal executive offices)       (Zip code)

Issuer's telephone number: (702) 248-1047

Securities to be registered pursuant to Section 12(b) of the Act:

                                      none
Securities to be registered pursuant to Section 12(g) of the Act:


                               $.001 Common Stock
                               ------------------
                                (Title of Class)

        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. [X]

        As of December 31, 2000, there were 2,100,000 shares of the registrant's Common Stock, $.001 par value, outstanding.

        The aggregate market value of shares of Common Stock held by non-affiliates of the registrant is $-0-.

        State the registrant's revenues for the December 31, 2000 fiscal year: $-0-.

                                TABLE OF CONTENTS

                                                              Page
                                                              ----
Item 1.  Description of Business...........................     4

Item 2.  Description of Property...........................    15

Item 3.  Legal Proceedings.................................    15

Item 4.  Submission of Matter to Vote of
         Security Holders..................................    15

Item 5.  Market for Common Registrant Equity and
         Related Stockholder Matter........................    16

Item 6.  Management's Discussion and Analysis
         or Plan of Operation..............................    19

Item 7.  Financial Statements..............................    19

Item 8.  Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure........................................    28

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Exchange Act.................    28

Item 10. Executive Compensation............................    29

Item 11. Security Ownership of Certain
         Beneficial Owners and Management..................    30

Item 12. Certain Relationships and
         Related Transactions..............................    32

Item 13. Exhibits and Reports on Form 8-K..................    32

         Signature.........................................    32

Item 1. Description of Business.

Introduction

               Blackfoot Enterprises, Inc. (the "Company") was incorporated on July 10, 1996, under the laws of the State of Nevada. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company never commenced any operational activities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose described below. The proposed business activities described herein may classify the Company as a "blank check" company.

               The Company became a reporting company on a voluntary basis because the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

               In addition, the Company became a reporting company to enhance investor protection and to provide information if a trading market commences. On December 11, 1997, the National Association of Securities Dealers, Inc. (NASD) announced that its Board of Governors had approved a series of proposed changes for the Over The Counter ("OTC") Bulletin Board and the OTC market. The principal changes, which was approved by the Securities and Exchange Commission on or about January 5, 1999, allows only those companies that report their current financial information to the Securities and Exchange Commission, banking, or insurance regulators to be quoted on the OTC Bulletin Board.

Risk Factors

     The Company's business is subject to numerous risk factors, including the following:

1. No Operating History or Revenue and Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

2. The Company's Proposed Operations is Speculative. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

3. Scarcity of and Competition for Business Opportunities and Combinations. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

4. The Company has No Agreement for a Business Combination or Other Transaction - No Standards for Business Combination. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

5. Continued Management Control, Limited Time Availability. While seeking a business combination, management anticipates devoting up to ten hours per month to the business of the Company. None of the Company's officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.

6. There May Be Conflicts of Interest. Officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest.

7. Reporting Requirements May Delay or Preclude Acquisitions. Sections 13 and 5(d) of the Securities Exchange Act of 1934 (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

8. Lack of Market Research or Marketing Organization. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

9. Lack of Diversification. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by business opportunities which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

10. Regulation. Although the Company will be subject to regulation under the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

11. Probable Change in Control and Management. A business combination involving the issuance of the Company's Common Shares will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Shares held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

12. Reduction of Percentage Share Ownership Following Business Combination. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued Common Shares of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

13. Disadvantages of Blank Check Offering. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

14. Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax- free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

15. Requirement of Audited Financial Statements May Disqualify Business Opportunities. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

16. Dilution. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

17. No Trading Market. There is no trading market for the Company's common stock at present, and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such market does develop, that it will continue. The Company intends to request a broker-dealer to make application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board or published in print and electronic media, or either, in the National Quotation Bureau LLC "Pink Sheet."

Plan of Operation

               The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

General Business Plan

               The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the advantages of a company who has complied with the 1934 Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

               The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

               The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the benefits of an Issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

               The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an Issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The 1934 Act, specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 1934 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the benefits of a merger or acquisition transaction for the owners of a business opportunity.

               The Company has made no determination as to whether or not it will file periodic reports in the event its obligation to file such reports is suspended under the 1934 Act. Johann Rath, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that she is an officer and director of the Company when the obligation is incurred.

               The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

               Management of the Company, while not especially expe rienced in matters relating to the new business of the Company, will rely upon their own efforts in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee by such party will need to be paid by the prospective merger acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

               The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

               It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

               The Company has no plans, proposals, arrangements, or understanding with respect to the sale or issuance of additional securities prior to the location of an acquisition or merger candidate.

Acquisition of Opportunities

               In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

               It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

               While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

               As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

               With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

               The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

               The Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Competition

               The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Investment Company Act of 1940

               Although the Company will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange

Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

Employees

               The Company has no full time or part-time employees.

               None of the officers and directors anticipates devoting more than ten (10%) percent of his or her time to Company activities. The Company's President and Secretary have agreed to allocate a portion of said time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting minimal time per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

Item 2. Description of Property.

               The Company has no properties and at this time has no agreements to acquire any properties.

               The Company presently occupies office space supplied by an shareholder of the Company at 6767 W. Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103. This space is provided to the Company on a rent free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

Item 3. Legal Proceedings.

               There is no litigation pending or threatened by or against the Company.


Item 4. Submission of Matter to Vote of Security Holders.

               There has been no matters submitted to the Company's security holders.

Item 5. Market for Common Company Equity and Related Stockholder Matter.

               (a) Market Price. The Company's Common Stock is not quoted at the present time.

               There is no trading market for the Company's Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. The Company has requested a broker-dealer to make application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board Systems or published, in print and electronic media, or either, in the National Quotation Bureau LLC "Pink Sheets."

               The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the trans action. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

               For the initial listing in the NASDAQ SmallCap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million.

               For continued listing in the NASDAQ SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more.

               Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

               (b)  Holders.

               There are twenty five (25) holders of the Company's Common Stock. On July 31, 1996, the Company issued 2,100,000, as adjusted for a forward stock split of its Common Shares, for cash. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

               As of the date of this registration statement, all of the issued and outstanding shares of the Company's Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circum-stances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

               In summary, Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in nonpublic transactions). Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or nonrestricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(11), if six conditions are met:

        (1) Current public information must be available about the issuer unless sales are limited to those made by nonaffiliates after two years.

        (2) When restricted securities are sold, generally there must be a one-year holding period.

        (3) When either restricted or nonrestricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non- affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for resales by non-affiliates.

        (4) Except for sales of restricted securities made by nonaffiliates after two years, all sales must be made in brokers' transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a "market maker" as that term is defined in Section 3(a)(38) of the 1934 Act.

        (5) Except for sales of restricted securities made by nonaffiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

        (6) There must be a bona fide intention to sell within a reasonable time after the filing of the notice referred to in (5) above.

               (c)  Dividends.

               The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

Item 6. Management's Discussion and Analysis or Plan of Operation

               The Company has not commenced business activities and has no assets or operations. The Company is dependent upon its officers to meet any de minimis costs which may occur.

               Johann Rath, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

               In addition, since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combina tion. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is assurance that the Company can identify such a business opportunity and consummate such a business combination.

Item 7. Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

INDEPENDENT AUDITOR'S REPORT ON THE                                             1
FINANCIAL STATEMENTS
----------------------------------------------------------------------------------
FINANCIAL STATEMENTS

   Balance Sheets                                                               2

   Statements of Income                                                         3

   Statements of Stockholders' Equity                                           4

   Statements of Cash Flows                                                     5

   Notes to Financial Statements                                              6-8
----------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Blackfoot Enterprises, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheet of Blackfoot Enterprises, Inc. (A Development Stage Company) as of December 31, 2000 and the related statements of income, stockholders' equity, and cash flows for the year then ended and the period July 11, 1996 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Blackfoot Enterprises, Inc. (A Development Stage Company) as of December 31, 1999 and 1998, were audited by other auditors whose has ceased operations and whose report dated May 10, 2000, expressed an unqualified opinion on those statements.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackfoot Enterprises, Inc. (A Development Stage Company) as of December 31, 2000 and the results of its operations and cash flows for the year then ended and the period July 11, 1996 (inception) through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Kyle L. Tingle
Certified Public Accountant

March 8, 2001
Henderson, Nevada

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                          December 31,  December 31,  December 31,
                                                             2000          1999           1998
                                                          -----------   ----------    -----------
                                   ASSETS
  CURRENT ASSETS                                           $      0       $     0       $     0
                                                           --------       -------       -------
            Total current assets                           $      0       $     0       $     0
                                                           --------       -------       -------
                  Total assets                             $      0       $     0       $     0
                                                           ========       =======       =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
      Officers advances (Note 5)                           $ 24,662       $     0       $     0
                                                           --------       -------       -------
            Total current liabilities                      $ 24,662       $     0       $     0
                                                           --------       -------       -------
  STOCKHOLDERS' EQUITY
      Common stock: $0.001 par value;
         authorized 25,000,000 shares;
         issued and outstanding:
         2,100,000 shares at December 31, 1998:            $              $             $ 2,100
         2,100,000 shares at December 31, 1999;                             2,100
         2,100,000 shares at December 31, 2000                2,100
      Additional Paid In Capital                                  0             0             0
      Accumulated deficit during development stage          (26,762)       (2,100)       (2,100)
                                                           --------       -------       -------
            Total stockholders' equity                     $(24,662)      $     0       $     0
                                                           --------       -------       -------
               Total liabilities and
               stockholders' equity                        $      0       $     0       $     0
                                                           ========       =======       =======




See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                                             July 10, 1996
                                          Year Ended         Year Ended      Year Ended     (inception) to
                                         December 31,       December 31,    December 31,     December 31,
                                             2000             1999             1998               2000
                                         ------------       ------------    ------------    --------------
Revenues                                  $         0       $         0      $         0      $         0

Cost of revenue                                     0                 0                0                0
                                          -----------       -----------      -----------      -----------

         Gross profit                     $         0       $         0      $         0      $         0
General, selling and
  administrative expenses                      24,662                 0                0           26,762
                                          -----------       -----------      -----------      -----------
         Operating (loss)                 $   (24,662)      $         0      $         0      $   (26,762)
Nonoperating income (expense)                       0                 0                0                0
                                          -----------       -----------      -----------      -----------
         Net (loss)                       $   (24,662)      $         0      $         0      $   (26,762)
                                          ===========       ===========      ===========      ===========

         Net (loss) per share, Basic
         and diluted (Note 2)             $     (0.01)      $      0.00      $      0.00      $     (0.01)
                                          ===========       ===========      ===========      ===========
         Average number of shares
         of common stock outstanding        2,100,000         2,100,000        2,100,000        2,100,000
                                          ===========       ===========      ===========      ===========



See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                 Accumulated
                                                                                                  (Deficit)
                                                     Common Stock               Additional         During
                                              ----------------------------       Paid-In         Development
                                                Shares           Amount          Capital            Stage
                                              ----------       -----------      ----------       -----------
Sale of 21,000,000 shares, July 10, 1996       2,100,000       $    2,100       $        0       $        0
Net (loss), December 31, 1996                     (2,100)
                                              ----------       ----------       ----------       ----------
Balance, December 31, 1996                     2,100,000       $    2,100       $        0       $   (2,100)
Net (loss), December 31, 1997                          0
                                              ----------       ----------       ----------       ----------
Balance, December 31, 1997                     2,100,000       $    2,100       $        0       $   (2,100)
Net (loss), December 31, 1998                          0
                                              ----------       ----------       ----------       ----------
Balance, December 31, 1998                     2,100,000       $    2,100       $        0       $   (2,100)
Net (loss), December 31, 1999                          0
                                              ----------       ----------       ----------       ----------
Balance, December 31, 1999                     2,100,000       $    2,100       $                $   (2,100)
April 24, 2000, changed from no
   par value to $.001                                              (2,079)           2,079
April 24, 2000, forward stock
   100:1                                                            2,079           (2,079)
Net (loss), December 31, 2000                                                                       (24,662)
                                              ----------       ----------       ----------       ----------
Balance, December 31, 2000                     2,100,000       $    2,100       $        0       $  (26,762)
                                              ==========       ==========       ==========       ==========



See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                               July 10, 1996
                                                   Year Ended     Year Ended     Year Ended   (inception) to
                                                  December 31,   December 31,   December 31,   December 31,
                                                      2000           1999           1998            2000
                                                  ------------   ------------   ------------   ------------
Cash Flows From Operating Activities
  Net (loss)                                       $(24,622)      $      0      $      0       $(26,762)
  Adjustments to reconcile net (loss) to cash
  (used in) operating activities:
  Changes in assets and liabilities
  Officer advances                                   24,622              0             0         24,622
                                                   --------       --------      --------       --------
       Net cash (used in) operating
          activities                               $      0       $      0      $      0       $ (2,100)
                                                   --------       --------      --------       --------
Cash Flows From Investing Activities               $      0       $      0      $      0       $      0
                                                   --------       --------      --------       --------
Cash Flows From Financing Activities
       Issuance of common stock                           0              0             0          2,100
                                                   --------       --------      --------       --------
       Net cash (used in) financing
          activities                               $      0       $      0      $      0       $  2,100
                                                   --------       --------      --------       --------
       Net increase (decrease) in cash
          and cash equivalents                     $      0       $      0      $      0       $      0
Cash and cash equivalents,
  beginning of period                                     0              0             0              0
                                                   --------       --------      --------       --------
Cash and cash equivalents, end of period           $      0       $      0      $      0       $      0
                                                   ========       ========      ========       ========



See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998



NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business:

Blackfoot Enterprises, Inc. ("Company") was organized July 10, 1996 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a development stage company.

A summary of the Company's significant accounting policies is as follows:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2000, 1999, and 1998.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Reporting on costs for start-up activities

Statement of Position 98-5 ("SOP 98-5), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up and organization costs, requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SPO 98-5, there has been little to no effect on the Company's financial statements.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 2. STOCKHOLDERS' EQUITY

Common stock

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On July 30, 1996, the Company authorized and issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

On April 24, 2000, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share.

On April 24, 2000, the Company's shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 21,000 to 2,100,000. Prior period information has been restated to reflect the stock split

The Company has not authorized any preferred stock.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2000, 1999, 1998, and since inception. As of December 31, 2000, 1999, 1998 and since inception, the Company had no dilutive potential common shares.


NOTE 3. INCOME TAXES

There is no provision for income taxes for the period ended December 31, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 2000 is as follows:

   Net operating loss carry forward    $    26,762
   Valuation allowance                 $   (26,762)
                                       -----------
   Net deferred tax asset              $         0

The net federal operating loss carry forward will expire between 2016 and 2020. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 4. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders, officers, and directors have committed to advancing the operating costs of the company.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               On January 27, 2001, Barry L. Friedman, 1582 Tulita Drive, Las Vegas, Nevada 89127, the principal accountant which had previously been engaged to audit registrant's financial statements, died. Kyle Tingle, CPA, P.O. Box 50141, Henderson, Nevada 89016 has been engaged to audit registrant's financial statements for the fiscal year ended December 31, 2001. Registrant does not believe that there will be any disagreements with the findings of Barry L. Friedman.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

               The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

        Name                                       Ages       Position
        ----                                       ----       --------
        Johann Rath                                31         President and Director
        5753-G Santa Ana Canyon Rd
        Suite 170
        Anaheim Hills, CA 92807

        Terri Russo                                42         Secretary/Treasurer
        2021 Mantis                                           and Director
        San Pedro, CA 90732

        Deborah D. Rath                            37         Director
        5753-G Santa Ana Canyon Rd
        Suite 170
        Anaheim Hills, CA 92807

               The principal occupation and business experience during the last five years for each of the present directors and executive officers of the Company are as follows:

               Johann Rath

               Johann Rath is the President and a Director of the Company. From 1998 to the present, Ms. Rath has been the President of ARTH International, Inc. She has been Chief Executive of the international distributor of HDW/SW software propriety to Young Minds, Inc. From 1994 through 1998 she was the International Sales Manager for Young Minds, Inc. Her responsibilities included coordinating sales of computer HDW/SW software. The software provides the ability to read and write directly to CD-rom medium.

               Terri Russo

               Terri Russo is the Secretary-Treasurer and a Director of the Company. From 1977 to the present, Ms. Russo has been the owner/operator of Russo Recycling, Inc., a family owned recycling and salvage center founded in 1977. Business services both domestic and international customers. Ms. Russo is responsible for day to day operations and financial administration of the company.

               Deborah D. Rath

               Deborah D. Rath is a Director of the Company. From 1994 to the present, Ms. Rath has been the Manager of Antique Mall. She assisted in the formation and development of Antique Mall. She is responsible for the daily operations including buying and selling of inventory.

               The officers and directors may be deemed parents and promoters of the Company as those terms are defined by the Securities Act of 1933, as amended. All directors hold office until the next annual stockholders' meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Officers of the Company serve at the will of the Board of Directors.

               There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the officers or directors are acting on behalf of or will act at the direction of any other person.

               The Company has checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S-B.


Item 10. Executive Compensation.

               None of the Company's officers and/or directors receive any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of this report statement, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

               It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the

Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

               It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensa tion is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insuffi cient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

               No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

               (a)  Security Ownership of Certain Beneficial Owners.

               The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five percent of the Company.

                           Name and                       Amount and
                          Address of                      Nature of
                          Beneficial                      Beneficial          Percent
Title of Class              Owner                           Owner             of Class
---------------------------------------------------------------------------------------
Common                Johann Rath                           500,000             23.80%
                      5753-G Santa Ana Canyon Rd
                      Suite 170
                      Anaheim Hills, CA 92807

Common                Terri Russo                           600,000             28.57%
                      2021 Mantis
                      San Pedro, CA 90732

Common                Deborah D. Rath                       350,000             16.67%
                      5753-G Santa Ana Canyon Rd
                      Suite 170
                      Anaheim Hills, CA 92807

Common                All Officers and                    1,450,000             69.04%
                      Directors as a Group
                      (three [3] individuals)

               The total of the Company's outstanding Common Shares are held by 25 persons.

               (b)  Security Ownership of Management.

               The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company.

                            Name and                      Amount and
                           Address of                     Nature of
                           Beneficial                     Beneficial           Percent
Title of Class               Owner                          Owner              of Class
---------------------------------------------------------------------------------------
Common                Johann Rath                           500,000             23.80%
                      5753-G Santa Ana Canyon Rd
                      Suite 170
                      Anaheim Hills, CA 92807

Common                Terri Russo                           600,000             28.57%
                      2021 Mantis
                      San Pedro, CA 90732

Common                Deborah D. Rath                       350,000             16.67%
                      5753-G Santa Ana Canyon Rd
                      Suite 170
                      Anaheim Hills, CA 92807

                            Name and                      Amount and
                           Address of                     Nature of
                           Beneficial                     Beneficial           Percent
Title of Class               Owner                          Owner              of Class
---------------------------------------------------------------------------------------
Common                All Officers and                      1,450,000            69.04%
                      Directors as a Group
                      (three [3] individuals)

Item 12. Certain Relationships and Related Transactions.

               There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

               Johann Rath has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act provided that she is an officer and director of the Company when the obligation is incurred. All advances will be interest-free.

Item 13. Exhibits and Reports on Form 8-K.

               There are no reports on Form 8-K incorporated herein by reference.


               The following documents are filed as part of this report:

               23.1  Consent of Kyle Tingle, CPA.


                                   SIGNATURES

          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the under signed, thereunto duly authorized.

Date: March 30, 2001                        BLACKFOOT ENTERPRISES, INC.



                                            By: /s/ Johann Rath
                                               ---------------------------------
                                                Johann Rath
                                                President

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2001                        BLACKFOOT ENTERPRISES, INC.


                                            By: /s/ Johann Rath
                                               ---------------------------------
                                                Johann Rath
                                                President