Form 10QSB
period 2001-03-31
BLACKFOOT ENTERPRISES INC
filed 2001-05-14
CIK 1120370

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-31313


                           BLACKFOOT ENTERPRISES, INC.
                     ---------------------------------------
                 (Name of Small Business Issuer in its charter)


                Nevada                            88-0409160
   -------------------------------           -------------------
   (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)           Identification No.)


   6767 W. Tropicana Avenue, Suite 207
          Las Vegas, Nevada                         89103
-----------------------------------------          -------
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

        At March 31, 2001, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS


INDEPENDENT AUDITOR'S REPORT ON THE
FINANCIAL STATEMENTS                                               3
--------------------------------------------------------------------
FINANCIAL STATEMENTS

   BALANCE SHEETS                                                  4

   STATEMENTS OF INCOME                                            5

   STATEMENTS OF STOCKHOLDERS' EQUITY                              6

   STATEMENTS OF CASH FLOWS                                        7

   NOTES TO FINANCIAL STATEMENTS                                8-10

--------------------------------------------------------------------


                          INDEPENDENT AUDITOR'S REPORT


        To the Board of Directors
        Blackfoot Enterprises, Inc.
        Las Vegas, Nevada


        I have audited the accompanying balance sheets of Blackfoot Enterprises, Inc. (A Development Stage Company) as of March 31, 2001 and December 31, 2000, and the related statements of income, stockholders' equity, and cash flows for the three months ended March 31, 2001, the year then ended December 31, 2000 and the period July 10, 1996 (inception) through March 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Blackfoot Enterprises, Inc. (A Development Stage Company) as of March 31, 2000 and December 31, 1999 were audited by other auditors whose has ceased operations and whose reports dated May 11, 2000 May 10, 2000, respectively, expressed an unqualified opinion on those statements.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackfoot Enterprises, Inc. (A Development Stage Company) as of March 31, 2001 and December 31, 2000 and the results of its operations and cash flows for the three months ended March 31, 2001, the year ended December 31, 2000, and the period July 10, 1996 (inception) through March 31, 2001, in conformity with generally accepted accounting principles.

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

        /s/ Kyle L. Tingle

        Kyle L. Tingle
        Certified Public Accountant

        May 4, 2001
        Henderson, Nevada

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                       March 31,    December 31,
                                                           2001             2000
                                                      ---------      -----------
                                  ASSETS
CURRENT ASSETS                                         $      0       $      0
                                                       --------       --------
    Total current assets                               $      0       $      0
                                                       --------       --------

        Total assets                                   $      0       $      0
                                                       ========       ========


             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
          Accounts payable                             $  2,107       $      0
          Officers advances (Note 7)                     24,737         24,662
                                                       --------       --------

              Total current liabilities                $ 26,844      $  24,662
                                                       --------       --------

STOCKHOLDERS' EQUITY
  Common stock: $.001 par value;
     authorized 25,000,000 shares;
     issued and outstanding:
     2,100,000 shares at December 31, 2000:            $              $  2,100
     2,100,000 shares at March 31, 2001;                  2,100
  Additional Paid In Capital                                  0              0
  Accumulated deficit during development stage          (28,944)       (26,762)
                                                       --------       --------

     Total stockholders' equity                        $(26,844)      $(24,662)
                                                       --------       --------

        Total liabilities and
        stockholders' equity                           $      0       $      0
                                                       ========       ========

See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME

                                                                                                         JULY 10, 1996
                                           THREE MONTHS ENDED                    YEARS ENDED            (INCEPTION) TO
                                      MARCH 31,         MARCH 31,      DECEMBER 31,       DECEMBER 31,         MARCH 31,
                                           2001              2000              2000              1999              2001
                                    -----------       -----------       -----------       -----------    --------------

REVENUES                            $         0       $         0       $         0       $         0       $         0

COST OF REVENUE                               0                 0                 0                 0                 0
                                    -----------       -----------       -----------       -----------       -----------

           GROSS PROFIT             $         0       $         0       $         0       $         0       $         0

GENERAL, SELLING AND
     ADMINISTRATIVE EXPENSES              2,182               450            24,662                 0            28,944
                                    -----------       -----------       -----------       -----------       -----------
           OPERATING (LOSS)         $    (2,182)      $      (450)      $   (24,662)      $         0       $   (28,944)

NONOPERATING INCOME (EXPENSE)                 0                 0                 0                 0                 0
                                    -----------       -----------       -----------       -----------       -----------

   NET (LOSS)                       $    (2,182)      $      (450)      $   (24,662)      $         0       $   (28,944)
                                    ===========       ===========       ===========       ===========       ===========
   NET (LOSS) PER SHARE, BASIC
     AND DILUTED (NOTE 2)           $     (0.00)      $     (0.00)      $     (0.01)      $     (0.00)      $     (0.01)
                                    ===========       ===========       ===========       ===========       ===========

   AVERAGE NUMBER OF SHARES
     OF COMMON STOCK
       OUTSTANDING                    2,100,000         2,100,000         2,100,000         2,100,000         2,100,000
                                    ===========       ===========       ===========       ===========       ===========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                ACCUMULATED
                                                                                 (DEFICIT)
                                          COMMON STOCK            ADDITIONAL      DURING
                                     -------------------------     PAID-IN      DEVELOPMENT
                                       SHARES         AMOUNT       CAPITAL        STAGE
                                     ---------      --------     ----------    ------------
BALANCE, DECEMBER 31, 1998           2,100,000      $  2,100       $      0       $ (2,100)

NET (LOSS), DECEMBER 31, 1999                                                            0
                                     ---------      --------       --------       --------

BALANCE, DECEMBER 31, 1999           2,100,000      $  2,100       $      0       $ (2,100)

APRIL 24, 2000, CHANGED FROM NO
  PAR VALUE TO $.001                                  (2,079)         2,079

APRIL 24, 2000, FORWARD STOCK
  100:1                                                2,079         (2,079)


NET (LOSS), DECEMBER 31, 2000                                                      (24,662)
                                     ---------      --------       --------       --------


BALANCE, DECEMBER 31, 2000           2,100,000      $  2,100       $      0       $(26,762)

NET (LOSS) JANUARY 1, 2001 TO
MARCH 31, 2001                                                                      (2,182)
                                     ---------      --------       --------       --------

BALANCE, MARCH 31, 2001              2,100,000      $  2,100       $      0       $(28,944)
                                     =========      ========       ========       ========


        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                        BLACKFOOT ENTERPRISES, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENTS OF CASH FLOWS

                                                                                                   JULY 10, 1996
                                              THREE MONTHS ENDED             YEARS ENDED          (INCEPTION) TO
                                           MARCH 31,      MARCH 31,    DECEMBER 31,  DECEMBER 31,       MARCH 31,
                                                2001           2002           2000           1999           2001
                                           ---------      ---------    -----------   ------------  -------------
        CASH FLOWS FROM
        OPERATING ACTIVITIES
          NET (LOSS)                        $ (2,182)      $   (450)      $(24,622)      $      0      $(28,944)
          ADJUSTMENTS TO RECONCILE
          NET (LOSS) TO CASH
          (USED IN) OPERATING
          ACTIVITIES:
          CHANGES IN ASSETS
          AND LIABILITIES
          INCREASE IN ACCOUNTS PAYABLE         2,107              0              0              0         2,107
          INCREASE IN OFFICER ADVANCES            75            450         24,622              0        24,737
                                            --------       --------       --------      ---------      --------

               NET CASH (USED IN)
                  OPERATING ACTIVITIES      $      0       $      0       $      0       $      0      $ (2,100)
                                            --------       --------       --------      ---------      --------

        CASH FLOWS FROM
        INVESTING ACTIVITIES                $      0       $      0       $      0       $      0      $      0
                                            --------       --------       --------      ---------      --------

        CASH FLOWS FROM
        FINANCING ACTIVITIES
          ISSUANCE OF COMMON STOCK                 0              0              0              0         2,100
                                            --------       --------       --------      ---------      --------

               NET CASH (USED IN)
                  FINANCING ACTIVITIES      $              $      0       $      0      $      0       $  2,100
                                            --------       --------       --------      ---------      --------
               NET INCREASE (DECREASE)
                  IN CASH                   $      0       $      0       $      0       $      0      $      0

        CASH, BEGINNING OF PERIOD                  0              0              0              0      $      0
                                            --------       --------       --------      ---------      --------

        CASH, END OF PERIOD                 $      0       $      0       $      0       $      0      $      0
                                            ========       ========       ========      =========       ========


        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2001, AND DECEMBER 31, 2000



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

        CASH

        FOR THE STATEMENTS OF CASH FLOWS, ALL HIGHLY LIQUID INVESTMENTS WITH MATURITY OF THREE MONTHS OR LESS ARE CONSIDERED TO BE CASH EQUIVALENTS. THERE WERE NO CASH EQUIVALENTS AS OF MARCH 31, 2001 AND 2000, AND DECEMBER 31, 2000 AND 1999.

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

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2001, AND DECEMBER 31, 2000


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

        BASIC NET LOSS PER COMMON SHARE IS BASED ON THE WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING OF 2,100,000 DURING 2001, 2000, 1999, AND SINCE INCEPTION. AS OF DECEMBER 31, 2001, 2000, 1999, AND SINCE INCEPTION, THE COMPANY HAD NO DILUTIVE POTENTIAL COMMON SHARES.


NOTE 3.   INCOME TAXES

               THERE IS NO PROVISION FOR INCOME TAXES FOR THE PERIOD ENDED MARCH 31, 2001, DUE TO THE NET LOSS AND NO STATE INCOME TAX IN NEVADA, THE STATE OF THE COMPANY'S DOMICILE AND OPERATIONS. THE COMPANY'S TOTAL DEFERRED TAX ASSET AS OF MARCH 31, 2001 IS AS FOLLOWS:

                       NET OPERATING LOSS CARRY FORWARD          28,944
                       VALUATION ALLOWANCE              $       (28,944)
                                                       ----------------

                       NET DEFERRED TAX ASSET           $        0

        THE NET FEDERAL OPERATING LOSS CARRY FORWARD WILL EXPIRE BETWEEN 2016 AND 2021. THIS CARRY FORWARD MAY BE LIMITED UPON THE CONSUMMATION OF A BUSINESS COMBINATION UNDER IRC SECTION 381.

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

NOTE 6. WARRANTS AND OPTIONS

        THERE ARE NO WARRANTS OR OPTIONS OUTSTANDING TO ACQUIRE ANY ADDITIONAL SHARES OF COMMON STOCK OF THE COMPANY.

NOTE 7. OFFICERS ADVANCES

        THE COMPANY HAS INCURRED COSTS WHILE SEEKING ADDITIONAL CAPITAL THROUGH A MERGER WITH AN EXISTING COMPANY. AN OFFICER OF THE COMPANY HAS ADVANCED FUNDS ON BEHALF OF THE COMPANY TO PAY FOR THESE COSTS. THESE FUNDS HAVE BEEN ADVANCED INTEREST FREE.


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


                                     PART II

                                OTHER INFORMATION

Item 1 -       Legal Proceedings ........................................None

Item 2 -       Changes in the Rights of the Company's
               Security Holders .........................................None

Item 3 -       Defaults by the Company on its
               Senior Securities ........................................None

Item 4 -       Submission of Matter to Vote of Security
               Holders ..................................................None

Item 5 -       Other Information



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


Item 6 - Exhibits and Reports on Form 8-K

        The following exhibits are filed with this report:

               (a) No reports on Form 8-K were filed during the quarter for which the report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2001                       BLACKFOOT ENTERPRISES, INC.



                                          By: /s/ Johann Rath
                                            ----------------------------
                                             Johann Rath
                                             President