Form 10QSB
period 2001-09-30
BLACKFOOT ENTERPRISES INC
filed 2001-11-14
CIK 1120370

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-31313


                           BLACKFOOT ENTERPRISES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


                       Nevada                          88-0409160
          -------------------------------          -------------------
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)          Identification No.)


             6767 W. Tropicana Avenue, Suite 207
                    Las Vegas, Nevada                         89103
          -----------------------------------------         ---------
          (Address of principal executive offices)          (Zip code)


                                       N/A
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

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

        At September 30, 2001, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I. Financial Statements

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS            2

FINANCIAL STATEMENTS

   Balance Sheets                                                   3

   Statements of Income                                           4-5

   Statements of Stockholders' Equity                               6

   Statements of Cash Flows                                       7-8

   Notes to Financial Statements                                 9-11

                          INDEPENDENT AUDITOR'S REPORT

        To the Board of Directors
        Blackfoot Enterprises, Inc.
        Las Vegas, Nevada

        I have audited the accompanying balance sheets of Blackfoot Enterprises, Inc. (A Development Stage Company) as of September 30, 2001 and December 31, 2000, and the related statements of income, stockholders' equity, and cash flows for the three months ended September 30, 2001, the nine months ended September 30, 2001, the year ended December 31, 2000, and the period July 10, 1996 (inception) through September 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Blackfoot Enterprises, Inc. (A Development Stage Company) as of September 30, 2000 and December 31, 1999 were audited by other auditors whose has ceased operations and whose reports dated October 2, 2000 and May 10, 2000 expressed an unqualified opinion on those statements.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackfoot Enterprises, Inc. (A Development Stage Company) as of September 30, 2001 and December 31, 2000 and the results of its operations and cash flows for the three months ended September 30, 2001, the nine months ended September 30, 2001, the year ended December 31, 2000, and the period July 10, 1996 (inception) through September 30, 2001, in conformity with generally accepted accounting principles.

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

        Kyle L. Tingle
        Certified Public Accountant

        November 11, 2001
        Henderson, Nevada

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                         September 30,     December 31,
                                                              2001              2000
                                                         -------------     -------------
                              ASSETS

CURRENT ASSETS                                           $           0     $           0
                                                         -------------     -------------
            Total current assets                         $           0     $           0
                                                         -------------     -------------
                   Total assets                          $           0     $           0
                                                         =============     =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                    $         664     $           0
     Officers advances (Note 7)                                 28,395            24,662
                                                         -------------     -------------

            Total current liabilities                    $      29,059     $      24,662
                                                         -------------     -------------

STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,100,000 shares at December 31, 2000:           $                 $       2,100
        2,100,000 shares at September 30, 2001;                  2,100
     Additional Paid In Capital                                      0                 0
     Accumulated deficit during development stage              (31,159)          (26,762)
                                                         -------------     -------------

            Total stockholders' equity                   $     (29,059)    $     (24,662)
                                                         -------------     -------------
                   Total liabilities and
                   stockholders' equity                  $           0     $           0
                                                         =============     =============


                 See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME

                                        Three months ended                    Nine months ended
                                  September 30,     September 30,     September 30,     September 30,
                                      2001              2000              2001             2000
                                  -------------     -------------     -------------     -------------
Revenues                          $           0     $           0     $           0     $           0

Cost of revenue                               0                 0                 0                 0
                                  -------------     -------------     -------------     -------------

           Gross profit           $           0     $           0     $           0     $           0
General, selling and
   administrative expenses                1,164            22,957             4,397            23,407
                                  -------------     -------------     -------------     -------------
           Operating (loss)       $      (1,164)    $     (22,957)    $      (4,397)    $     (23,407)

Nonoperating income (expense)                 0                 0                 0                 0
                                  -------------     -------------     -------------     -------------

   Net (loss)                     $      (1,164)    $     (22,957)    $      (4,397)    $     (23,407)
                                  =============     =============     =============     =============

   Net (loss) per share, basic
   and diluted (Note 2)           $       (0.00)    $       (0.01)    $       (0.00)    $       (0.01)
                                  =============     =============     =============     =============

   Average number of shares
   of common stock outstanding        2,100,000         2,100,000         2,100,000         2,100,000
                                  =============     =============     =============     =============






                 See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME

                                                                   July 10, 1996
                                          Years Ended             (inception) to
                                  December 31,     December 31,    September 30,
                                      2000             1999             2001
                                  ------------     ------------    ------------
Revenues                          $          0     $          0    $          0

Cost of revenue                              0                0               0
                                  ------------     ------------    ------------

           Gross profit           $          0     $          0    $          0
General, selling and
   administrative expenses              24,662                0          31,159
                                  ------------     ------------    ------------
           Operating (loss)       $    (24,662)    $          0    $    (31,159)

Nonoperating income (expense)                0                0               0
                                  ------------     ------------    ------------

   Net (loss)                     $    (24,662)    $          0    $    (31,159)
                                  ============     ============    ============

   Net (loss) per share, basic
   and diluted (Note 2)           $      (0.01)    $       0.00    $      (0.01)
                                  ============     ============    ============

   Average number of shares
   of common stock outstanding       2,100,000        2,100,000       2,100,000
                                  ============     ============    ============



                 See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                      Accumulated
                                                                                       (Deficit)
                                                                      Additional        During
                                             Common Stock               Paid-In       Development
                                         Shares         Amount          Capital          Stage
                                       -----------    -----------     -----------     -----------
Balance, December 31, 1998               2,100,000    $     2,100     $         0     $    (2,100)

Net (loss), December 31, 1999                                                                   0
                                       -----------    -----------     -----------     -----------

Balance, December 31, 1999               2,100,000    $     2,100     $         0     $    (2,100)

April 24, 2000, changed from no
    par value to $.001                                     (2,079)          2,079

April 24, 2000, forward stock 100:1                         2,079          (2,079)

Net (loss), December 31, 2000                                                             (24,662)
                                       -----------    -----------     -----------     -----------

Balance, December 31, 2000               2,100,000    $     2,100     $         0     $   (26,762)

Net (loss) January 1, 2001 to
    September 30, 2001                                                                     (4,397)
                                       -----------    -----------     -----------     -----------

Balance, September 30, 2001              2,100,000    $     2,100     $         0     $   (31,159)
                                       ===========    ===========     ===========     ===========




                 See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                     Three months ended              Nine months ended
                                               September 30,    September 30,   September 30,    September 30,
                                                   2001             2000            2001             2000
                                               ------------     ------------    ------------     ------------
Cash Flows From
Operating Activities
    Net (loss)                                 $     (1,164)    $     22,957    $     (4,397)    $    (23,407)
    Adjustments to reconcile net (loss)
    to cash (used in) operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable          (1,419)               0             664                0
    Increase in officer advances                      2,583           22,957           3,733           23,407
                                               ------------     ------------    ------------     ------------
         Net cash (used in)
            operating activities               $          0     $          0    $          0     $          0
                                               ------------     ------------    ------------     ------------

Cash Flows From
Investing Activities                           $          0     $          0    $          0     $          0
                                               ------------     ------------    ------------     ------------
Cash Flows From
Financing Activities
    Issuance of common stock                              0                0               0                0
                                               ------------     ------------    ------------     ------------
         Net cash (used in)
            financing activities               $                $          0    $          0     $          0
                                               ------------     ------------    ------------     ------------
         Net increase (decrease)
            in cash                            $          0     $          0    $          0     $          0
Cash, beginning of period                                 0                0               0                0
                                               ------------     ------------    ------------     ------------
Cash, end of period                            $          0     $          0    $          0     $          0
                                               ============     ============    ============     ============



                 See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                               July 10, 1996
                                                       Years Ended             (inception) to
                                               December 31,     December 31,    September 30,
                                                   2000             1999            2001
                                               ------------     ------------   -------------
Cash Flows From
Operating Activities
    Net (loss)                                 $    (24,622)    $          0    $    (31,159)
    Adjustments to reconcile net (loss)
    to cash (used in) operating activities:
    Changes in assets and liabilities
    Increase in accounts payable                          0                0             664
    Increase in officer advances                     24,622                0          28,395
                                               ------------     ------------    ------------

         Net cash (used in)
            operating activities               $          0     $          0    $     (2,100)
                                               ------------     ------------    ------------

Cash Flows From
Investing Activities                           $          0     $          0    $          0
                                               ------------     ------------    ------------

Cash Flows From
Financing Activities
    Issuance of common stock                              0                0           2,100
                                               ------------     ------------    ------------
         Net cash (used in)
            financing activities               $          0     $          0    $      2,100
                                               ------------     ------------    ------------
         Net increase (decrease)
            in cash                            $          0     $          0    $          0

Cash, beginning of period                                 0                0    $          0
                                               ------------     ------------    ------------
Cash, end of period                            $          0     $          0    $          0
                                               ============     ============    ============



                 See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2001, AND DECEMBER 31, 2000


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

        Cash

        For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2001 and 2000, and December 31, 2000 and 1999.

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

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2001, AND DECEMBER 31, 2000


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

        Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2001, 2000, 1999, and since inception. As of September 30, 2001 and 2000, December 31, 2000 and 1999, and since inception, the Company had no dilutive potential common shares.

        NOTE 3. INCOME TAXES

        There is no provision for income taxes for the period ended September 30, 2001, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of September 30, 2001 is as follows:

        Net operating loss carry forward    $     31,159
        Valuation allowance                 $    (31,159)
                                            ------------
        Net deferred tax asset              $          0

        The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2001, AND DECEMBER 31, 2000


        NOTE 4. GOING CONCERN

        The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. Until the Company has sufficient operations, the stockholders, officers, and directors have committed to advancing the operating costs of the company.

        NOTE 5. RELATED PARTY TRANSACTIONS

        The Company neither owns nor leases any real or personal property. The registered agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

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

                                     PART II

                                OTHER INFORMATION

Item 1 -    Legal Proceedings ............................................  None

Item 2 -    Changes in the Rights of the Company's Security Holders ......  None

Item 3 -    Defaults by the Company on its Senior Securities .............  None

Item 4 -    Submission of Matter to Vote of Security Holders .............  None

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

Dated: November 14, 2001                            BLACKFOOT ENTERPRISES, INC.


                                                    By: /s/ Johann Rath
                                                        ------------------------
                                                        Johann Rath
                                                        President