Form 10QSB
period 2003-03-31
BLACKFOOT ENTERPRISES INC
filed 2004-04-29
CIK 1120370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

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

        At March 31, 2003, and as of the date hereof, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements


                           BLACKFOOT ENTERPRISES, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 MARCH 31, 2003
                                DECEMBER 31, 2002

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS








--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheets                                                     F-1

   Statements of Income                                               F-2

   Statements of Stockholders' Equity                                 F-3

   Statements of Cash Flows                                           F-4

   Notes to Financial Statements                                      F-5 - F-7
--------------------------------------------------------------------------------


                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                                     March 31,     December 31,
                                                                                                          2003             2002
                                                                                                 -------------     ------------

                                                           ASSETS

          CURRENT ASSETS                                                                         $           0     $          0
                                                                                                 -------------     ------------
                      Total current assets                                                       $           0     $          0
                                                                                                 -------------     ------------
                             Total assets                                                        $           0     $          0
                                                                                                 =============     ============




                                            LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Accounts payable                                                                  $          85     $         85
               Officers advances (Note 7)                                                               32,127           29,144
                                                                                                 -------------     ------------

                      Total current liabilities                                                  $      32,212     $     32,212
                                                                                                 -------------     ------------



          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding:
                  2,100,000 shares at December 31, 2002:                                         $                 $      2,100
                  2,100,000 shares at March 31, 2003;                                                    2,100
               Additional Paid In Capital                                                                    0                0
               Accumulated deficit during development stage                                            (34,312)         (32,312)
                                                                                                 -------------     ------------

                      Total stockholders' equity                                                 $     (32,212)    $    (32,212)
                                                                                                 -------------     ------------
                             Total liabilities and
                             stockholders' equity                                                $           0     $          0
                                                                                                 =============     ============


         See Accompanying Notes to Financial Statements.



                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME




                                                                                                                  July 10, 1996
                                                     Three months ended                  Years Ended             (inception) to
                                                 March 31,        March 31,     December 31,     December 31,         March 31,
                                                      2003             2002             2002             2001              2003
                                            --------------    -------------     ------------     -------------     ------------

       Revenues                             $            0    $           0     $          0     $           0     $          0

       Cost of revenue                                   0                0                0                 0                0
                                            --------------    -------------     ------------     -------------     ------------

                  Gross profit              $            0    $           0     $          0     $           0     $          0

       General, selling and
          administrative expenses                        0            1,788            1,873             5,677           34,312
                                            --------------    -------------     ------------     -------------     ------------
                  Operating (loss)          $            0   $      (1,788)    $      (1,873)    $      (5,677)     $   (34,312)

       Nonoperating income (expense)                     0                0                0                 0                0
                                            --------------    -------------     ------------     -------------     ------------

          Net (loss)                        $            0   $      (1,788)    $      (1,873)    $      (5,677)     $   (34,312)
                                            ===============   ==============    =============    =============     ============



          Net (loss) per share, basic
          and diluted (Note 2)              $        0.00     $      (0.00)     $      (0.00)      $     (0.00)     $     (0.02)
                                            ==============    =============     ============     =============     ============


          Average number of shares
          of common stock outstanding            2,100,000        2,100,000        2,100,000         2,100,000        2,100,000
                                            ==============    =============     ============     =============     ============


         See Accompanying Notes to Financial Statements.



                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                                   Accumulated
                                                                                                                     (Deficit)
                                                                       Common Stock               Additional          During
                                                              -------------------------------       Paid-In         Development
                                                                   Shares          Amount           Capital            Stage
                                                              -------------     -------------    -------------     ------------

          Balance, December 31, 1998                              2,100,000     $      2,100     $           0     $     (2,100)

          Net (loss), December 31, 1999                                                                                       0
                                                              -------------     ------------     -------------     ------------

          Balance, December 31, 1999                              2,100,000     $      2,100     $           0     $     (2,100)

          April 24, 2000, changed from no
              par value to $.001                                                      (2,079)            2,079

          April 24, 2000, forward stock
              100:1                                                                    2,079            (2,079)


          Net (loss), December 31, 2000                                                                                 (24,662)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2000                              2,100,000     $      2,100     $           0     $    (26,762)


          Net (loss) December 31, 2001                                                                                   (5,677)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2001                              2,100,000     $      2,100     $           0     $    (32,439)


          Net (loss) December 31, 2002                                                                                   (1,873)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2002                              2,100,000     $      2,100     $           0     $    (34,312)

          Net (loss) January 1, 2003 to
          March 31, 2003                                                                                                      0
                                                              -------------     ------------     -------------     -------------

          Balance, March 31, 2003                                 2,100,000     $      2,100     $           0     $    (34,312)
                                                              =============     ============     =============     =============



         See Accompanying Notes to Financial Statements.




                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                                  July 10, 1996
                                                      Three months ended                Years Ended              (inception) to
                                                 March 31,        March 31,     December 31,      December 31,        March 31,
                                                      2003             2002             2002              2001             2003
                                            --------------    -------------     ------------     -------------     ------------
         Cash Flows From
         Operating Activities
             Net (loss)                     $            0    $       (1,788)    $    (1,873)    $      (5,677)     $    (34,312)
             Adjustments to reconcile
             net (loss) to cash
             (used in) operating
             activities:
             Changes in assets
             and liabilities
             Increase in accounts payable                0               593          (1,100)            1,195                85
             Increase in officer advances                0             1,195           2,983             4,482            32,127
                                            --------------    --------------     ------------     -------------     ------------

                  Net cash (used in)
                     operating activities   $            0    $            0     $          0     $           0     $     (2,100)
                                            --------------    --------------     ------------     -------------     ------------


         Cash Flows From
         Investing Activities               $            0    $            0     $          0     $           0     $          0
                                            --------------    --------------     ------------     -------------     ------------


         Cash Flows From
         Financing Activities
             Issuance of common stock                    0                 0                0                 0            2,100
                                            --------------    --------------     ------------     -------------     ------------

                  Net cash (used in)
                     financing activities   $                 $            0     $          0     $           0     $      2,100
                                            --------------    --------------     ------------     -------------     ------------


                  Net increase (decrease)
                     in cash                $            0    $            0     $          0     $           0     $          0

         Cash, beginning of period                       0                 0                0                 0     $          0
                                            --------------    --------------     ------------     -------------     ------------

         Cash, end of period                $            0    $            0     $          0     $           0     $          0
                                            ==============    ==============     ============     =============     ============



         See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002


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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2003 and 2002, and December 31, 2002 and 2001.

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

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002



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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2002, 2001, 2000, and since inception. As of December 31, 2002, 2001, 2000, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

         There is no provision for income taxes for the period ended March 31, 2003, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of March 31, 2003 is as follows:

                  Net operating loss carry forward      $           34,312
                  Valuation allowance                   $          (34,312)
                                                        -------------------

                  Net deferred tax asset                $                0

         The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002

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

Item 1 - Legal Proceedings .............................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ..............................................None

Item 3 -.Defaults by the Company on its
         Senior Securities .............................................None

Item 4 - Submission of Matter to Vote of Security
         Holders .......................................................None

Item 5 - Other Information.

Board Meeting.

         Our board held no meetings during the current quarter covered by this current report.

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

Dated:  April 29, 2004     BLACKFOOT ENTERPRISES, INC.


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