Form 10QSB
period 2003-06-30
BLACKFOOT ENTERPRISES INC
filed 2004-04-29
CIK 1120370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

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

        At June 30, 2003, and as of the date hereof, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements


                           BLACKFOOT ENTERPRISES, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                  JUNE 30, 2003
                                DECEMBER 31, 2002

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

   Statements of Income                                               F-2 - F-3

   Statements of Stockholders' Equity                                 F-4

   Statements of Cash Flows                                           F-5 - F-6

   Notes to Financial Statements                                      F-7 - F-9
--------------------------------------------------------------------------------


                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                                      June 30,     December 31,
                                                                                                          2003             2002
                                                                                                 -------------     ------------

                                                           ASSETS

          CURRENT ASSETS                                                                         $           0     $          0
                                                                                                 -------------     ------------
                      Total current assets                                                       $           0     $          0
                                                                                                 -------------     ------------
                             Total assets                                                        $           0     $          0
                                                                                                 =============     ============




                                            LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Accounts payable                                                                  $          85     $         85
               Officers advances (Note 7)                                                               32,127           32,127
                                                                                                 -------------     ------------

                      Total current liabilities                                                  $      32,212     $     32,212
                                                                                                 -------------     ------------



          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding:
                  2,100,000 shares at December 31, 2002:                                         $                 $      2,100
                  2,100,000 shares at June 30, 2003;                                                     2,100
               Additional Paid In Capital                                                                    0                0
               Accumulated deficit during development stage                                            (34,312)         (32,312)
                                                                                                 -------------     ------------

                      Total stockholders' equity                                                 $     (32,212)    $    (32,212)
                                                                                                 -------------     ------------
                             Total liabilities and
                             stockholders' equity                                                $           0     $          0
                                                                                                 =============     ============


         See Accompanying Notes to Financial Statements.


                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME





                                                     Three months ended                  Six Months Ended
                                                  June 30,         June 30,         June 30,          June 30,
                                                      2003             2002             2003              2002
                                            --------------    -------------     ------------     -------------

       Revenues                             $            0    $           0     $          0     $           0

       Cost of revenue                                   0                0                0                 0
                                            --------------    -------------     ------------     -------------

                  Gross profit              $            0    $           0     $          0     $           0

       General, selling and
          administrative expenses                        0                0                0             1,788
                                            --------------    -------------     ------------     -------------
                  Operating (loss)          $            0    $           0     $          0     $      (1,788)

       Nonoperating income (expense)                     0                0                0                 0
                                            --------------    -------------     ------------     -------------

          Net (loss)                        $            0    $           0     $          0     $      (1,788)
                                            ===============   ==============    =============    =============



          Net (loss) per share, basic
          and diluted (Note 2)              $         0.00    $        0.00     $       0.00     $       (0.00)
                                            ==============    =============     ============     =============


          Average number of shares
          of common stock outstanding            2,100,000        2,100,000        2,100,000         2,100,000
                                            ==============    =============     ============     =============


         See Accompanying Notes to Financial Statements.


                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                              July 10, 1996
                                                     Years Ended              (inception) to
                                             December 31,     December 31,         June 30,
                                                    2002              2001             2003
                                            ------------     -------------     ------------

       Revenues                             $          0     $           0     $          0

       Cost of revenue                                 0                 0                0
                                            ------------     -------------     ------------

                  Gross profit              $          0     $           0     $          0

       General, selling and
          administrative expenses                  1,873             5,677           34,312
                                            ------------     -------------     ------------
                  Operating (loss)          $     (1,873)    $      (5,677)    $    (34,312)

       Nonoperating income (expense)                   0                 0                0
                                            ------------     -------------     ------------

          Net (loss)                        $     (1,873)    $      (5,677)    $    (34,312)
                                            =============    =============     ============



          Net (loss) per share, basic
          and diluted (Note 2)              $      (0.00)    $       (0.00)    $      (0.02)
                                            ============     =============     ============


          Average number of shares
          of common stock outstanding          2,100,000         2,100,000        2,100,000
                                            ============     =============     ============



                See Accompanying Notes to Financial Statements.



                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                                   Accumulated
                                                                                                                     (Deficit)
                                                                       Common Stock               Additional          During
                                                              -------------------------------       Paid-In         Development
                                                                   Shares          Amount           Capital            Stage
                                                              -------------     -------------    -------------     ------------

          Balance, December 31, 1998                              2,100,000     $      2,100     $           0     $     (2,100)

          Net (loss), December 31, 1999                                                                                       0
                                                              -------------     ------------     -------------     ------------

          Balance, December 31, 1999                              2,100,000     $      2,100     $           0     $     (2,100)

          April 24, 2000, changed from no
              par value to $.001                                                      (2,079)            2,079

          April 24, 2000, forward stock
              100:1                                                                    2,079            (2,079)


          Net (loss), December 31, 2000                                                                                 (24,662)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2000                              2,100,000     $      2,100     $           0     $    (26,762)


          Net (loss) December 31, 2001                                                                                   (5,677)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2001                              2,100,000     $      2,100     $           0     $    (32,439)

          Net (loss) December 31, 2002                                                                                   (1,873)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2002                              2,100,000     $      2,100     $           0     $    (34,312)

          Net (loss) January 1, 2003 to
          June 30, 2003                                                                                                       0
                                                              -------------     ------------     -------------     -------------

          Balance, June 30, 2003                                  2,100,000     $      2,100     $           0     $    (34,312)
                                                              =============     ============     =============     =============



         See Accompanying Notes to Financial Statements.



                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                      Three months ended                        Six months ended
                                                  June 30,         June 30,                 June 30,         June 30,
                                                      2003             2002                     2003             2002
                                            --------------    -------------           --------------    -------------
         Cash Flows From
         Operating Activities
             Net (loss)                     $            0    $            0          $            0    $       (1,788)
             Adjustments to reconcile
             net (loss) to cash
             (used in) operating
             activities:
             Changes in assets
             and liabilities
             Increase in accounts payable                0                 0                       0               593
             Increase in officer advances                0                 0                       0             1,195
                                            --------------    --------------          --------------    --------------

                  Net cash (used in)
                     operating activities   $            0    $            0          $            0    $            0
                                            --------------    --------------          --------------    --------------


         Cash Flows From
         Investing Activities               $            0    $            0          $            0    $            0
                                            --------------    --------------          --------------    --------------


         Cash Flows From
         Financing Activities
             Issuance of common stock                    0                 0                       0                 0
                                            --------------    --------------          --------------    --------------

                  Net cash (used in)
                     financing activities   $                 $            0          $            0    $            0
                                            --------------    --------------          --------------    --------------


                  Net increase (decrease)
                     in cash                $            0    $            0          $            0    $            0

         Cash, beginning of period                       0                 0                       0                 0
                                            --------------    --------------          --------------    --------------

         Cash, end of period                $            0    $            0          $            0    $            0
                                            ==============    ==============          ==============    ==============



         See Accompanying Notes to Financial Statements.


                                                                              July 10, 1996
                                                    Years Ended              (inception) to
                                            December 31,      December 31,         June 30,
                                                    2002              2001             2003
                                            ------------     -------------     ------------
          Cash Flows From
          Operating Activities
              Net (loss)                    $     (1,873)    $      (5,677)     $   (34,312)
              Adjustments to reconcile
              net (loss) to cash
              (used in) operating
              activities:
              Changes in assets
              and liabilities
              Increase in accounts payable        (1,100)            1,195               85
              Increase in officer advances         2,983             4,482           32,127
                                            ------------     -------------     ------------

                   Net cash (used in)
                      operating activities  $          0     $           0     $     (2,100)
                                            ------------     -------------     ------------


          Cash Flows From
          Investing Activities              $          0     $           0     $          0
                                            ------------     -------------     ------------


          Cash Flows From
          Financing Activities
              Issuance of common stock                 0                 0            2,100
                                            ------------     -------------     ------------

                   Net cash (used in)
                      financing activities  $          0     $           0     $      2,100
                                            ------------     -------------     ------------


                   Net increase (decrease)
                      in cash               $          0     $           0     $          0

          Cash, beginning of period                    0                 0     $          0
                                            ------------     -------------     ------------

          Cash, end of period               $          0     $           0     $          0
                                            ============     =============     ============

                See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.

                           BLACKFOOT ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      June 30, 2003, and December 31, 2002


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

         Cash

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2003 and 2002, and December 31, 2002 and 2001.

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

                           BLACKFOOT ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      June 30, 2003, and December 31, 2002



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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2002, 2001, 2000, and since inception. As of June 30, 2003 and 2002, December 31, 2002 and 2001, and since inception, the Company had no dilutive potential common shares.

Note 3.  Income Taxes

         There is no provision for income taxes for the period ended June 30, 2003, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of June 30, 2003 is as follows:

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

                           BLACKFOOT ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      June 30, 2003, and December 31, 2002

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