Form 10QSB
period 2003-09-30
BLACKFOOT ENTERPRISES INC
filed 2004-04-29
CIK 1120370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

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

        At September 30, 2003, and as of the date hereof, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements


                           BLACKFOOT ENTERPRISES, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                SEPTEMBER 30, 2003
                                DECEMBER 31, 2002

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

   Notes to Financial Statements                                      F-7 - F-9
--------------------------------------------------------------------------------


                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                                 September 30,      December 31,
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



          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding:
                  2,100,000 shares at December 31, 2002:                                         $                 $      2,100
                  2,100,000 shares at September 30, 2003;                                                2,100
               Additional Paid In Capital                                                                    0                0
               Accumulated deficit during development stage                                            (34,312)         (34,312)
                                                                                                 -------------     ------------

                      Total stockholders' equity                                                 $     (32,212)    $    (32,212)
                                                                                                 -------------     ------------
                             Total liabilities and
                             stockholders' equity                                                $           0     $          0
                                                                                                 =============     ============


         See Accompanying Notes to Financial Statements.


                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME





                                                     Three months ended                  Nine Months Ended
                                             September 30,    September 30,     September 30,    September 30,
                                                      2003             2002             2003              2002
                                            --------------    -------------     ------------     -------------

       Revenues                             $            0    $           0     $          0     $           0

       Cost of revenue                                   0                0                0                 0
                                            --------------    -------------     ------------     -------------

                  Gross profit              $            0    $           0     $          0     $           0

       General, selling and
          administrative expenses                        0                0                0             1,788
                                            --------------    -------------     ------------     -------------
                  Operating (loss)          $            0    $           0     $          0     $      (1,788)

       Nonoperating income (expense)                     0                0                0                 0
                                            --------------    -------------     ------------     -------------

          Net (loss)                        $            0    $           0     $          0     $      (1,788)
                                            ===============   ==============    =============    =============



          Net (loss) per share, basic
          and diluted (Note 2)              $         0.00    $       0.00      $       0.00       $      0.00
                                            ==============    =============     ============     =============


          Average number of shares
          of common stock outstanding            2,100,000        2,100,000        2,100,000         2,100,000
                                            ==============    =============     ============     =============


         See Accompanying Notes to Financial Statements.


                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                              July 10, 1996
                                                     Years Ended              (inception) to
                                             December 31,     December 31,     September 30,
                                                    2002              2001             2003
                                            ------------     -------------     ------------

       Revenues                             $          0     $           0     $          0

       Cost of revenue                                 0                 0                0
                                            ------------     -------------     ------------

                  Gross profit              $          0     $           0     $          0

       General, selling and
          administrative expenses                  1,873             5,677           34,312
                                            ------------     -------------     ------------
                  Operating (loss)          $     (1,873)    $      (5,677)     $   (34,312)

       Nonoperating income (expense)                   0                 0                0
                                            ------------     -------------     ------------

          Net (loss)                        $     (1,873)    $      (5,677)     $   (34,312)
                                            =============    =============     ============



          Net (loss) per share, basic
          and diluted (Note 2)              $     (0.00)      $     (0.01)     $      (0.02)
                                            ============     =============     ============


          Average number of shares
          of common stock outstanding          2,100,000         2,100,000        2,100,000
                                            ============     =============     ============



                See Accompanying Notes to Financial Statements.



                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                                   Accumulated
                                                                                                                     (Deficit)
                                                                       Common Stock               Additional          During
                                                              -------------------------------       Paid-In         Development
                                                                   Shares          Amount           Capital            Stage
                                                              -------------     -------------    -------------     ------------

          Balance, December 31, 1998                              2,100,000     $      2,100     $           0     $     (2,100)

          Net (loss), December 31, 1999                                                                                       0
                                                              -------------     ------------     -------------     ------------

          Balance, December 31, 1999                              2,100,000     $      2,100     $           0     $     (2,100)

          April 24, 2000, changed from no
              par value to $.001                                                      (2,079)            2,079

          April 24, 2000, forward stock
              100:1                                                                    2,079            (2,079)


          Net (loss), December 31, 2000                                                                                 (24,662)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2000                              2,100,000     $      2,100     $           0     $    (26,762)


          Net (loss) December 31, 2001                                                                                   (5,677)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2001                              2,100,000     $      2,100     $           0     $    (32,439)

          Net (loss) December 31, 2002                                                                                   (1,873)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2002                              2,100,000     $      2,100     $           0     $    (34,312)


          Net (loss) January 1, 2003 to
          September 30, 2003                                                                                                  0
                                                              -------------     ------------     -------------     -------------

          Balance, September 30, 2003                             2,100,000     $      2,100     $           0     $    (34,312)
                                                              =============     ============     =============     =============



         See Accompanying Notes to Financial Statements.



                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                      Three months ended                        Nine months ended
                                             September 30,    September 30,            September 30,    September 30,
                                                      2003             2002                     2003             2002
                                            --------------    -------------           --------------    -------------
         Cash Flows From
         Operating Activities
             Net (loss)                     $           (0)   $            0          $            0    $       (1,788)
             Adjustments to reconcile
             net (loss) to cash
             (used in) operating
             activities:
             Changes in assets
             and liabilities
             Increase in accounts payable                0                 0                       0               593
             Increase in officer advances                0                 0                       0             1,195
                                            --------------    --------------          --------------    --------------

                  Net cash (used in)
                     operating activities   $            0    $            0          $            0    $            0
                                            --------------    --------------          --------------    --------------


         Cash Flows From
         Investing Activities               $            0    $            0          $            0    $            0
                                            --------------    --------------          --------------    --------------


         Cash Flows From
         Financing Activities
             Issuance of common stock                    0                 0                       0                 0
                                            --------------    --------------          --------------    --------------

                  Net cash (used in)
                     financing activities   $                 $            0          $            0    $            0
                                            --------------    --------------          --------------    --------------


                  Net increase (decrease)
                     in cash                $            0    $            0          $            0    $            0

         Cash, beginning of period                       0                 0                       0                 0
                                            --------------    --------------          --------------    --------------

         Cash, end of period                $            0    $            0          $            0    $            0
                                            ==============    ==============          ==============    ==============



         See Accompanying Notes to Financial Statements.


                                                                              July 10, 1996
                                                    Years Ended              (inception) to
                                            December 31,      December 31,    September 30,
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
                                            ============     =============     ============

                See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003, AND DECEMBER 31, 2002


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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2003 and 2002, and December 31, 2002 and 2001.

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

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003, AND DECEMBER 31, 2002



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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2002, 2001, 2000, and since inception. As of September 30, 2003 and 2002, December 31, 2002 and 2001, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

         There is no provision for income taxes for the period ended September 30, 2003, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of September 30, 2003 is as follows:

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

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003, AND DECEMBER 31, 2002

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

Item 1 - Legal Proceedings .............................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ..............................................None

Item 3 -.Defaults by the Company on its
         Senior Securities .............................................None

Item 4 - Submission of Matter to Vote of Security
         Holders .......................................................None

Item 5 - Other Information.

Board Meeting.

         Our board held one meeting during the current quarter covered by this current report.

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

Code of Ethics.

         As of September 30, 2003, we had adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we have a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website. A copy of the code of ethics is an exhibit to this report (see Exhibit 14.1 of Item 6).

Item 6 - Exhibits and Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibit is filed with this report:

         14.1 Code of Ethics

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