Form 10KSB
period 2003-12-31
BLACKFOOT ENTERPRISES INC
filed 2004-05-03
CIK 1120370

Commission File No. 000-31313


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-KSB


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  For the Fiscal Year Ended: December 31, 2003


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


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. /X/

         Check if the registrant is an accelerated filer (as defined in Rule 12b2 of the Securities Exchange Act or 1934). Yes / / No /X/

         As of December 31, 2003, there were 2,100,000 shares of the registrant's common stock, $.001 par value, outstanding.

         The aggregate market value of shares of common stock held by non-affiliates of the registrant, as of the last business day of registrant's most recently completed fiscal quarter, and as of the date hereof, is $-0-.

         State the registrant's revenues for the December 31, 2003 fiscal year:
$-0-.

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

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . .

Item 14.  Controls and Procedures.

Item 15.  Principal Accountant Fees and Services . . . . . .

          Signature. . . . . . . . . . . . . . . . . . . . .

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS.

Introduction

                  Blackfoot Enterprises, Inc. (sometimes the "Company") was incorporated on July 10, 1996 under the laws of the State of Nevada to engage in any lawful corporate activity. We originally intended to engage in the sale of reproduced full size cigar store Indians and reproduced totem poles. Our business concept contemplated that we would only to be a sales agent. If we needed additional funds, an offering of the Company's securities was contemplated. As at December 31, 1996, all funds raised by the sale of shares of $.001 par value common stock ("Common Stock") in order to fulfill our initial objective had been expended and we, thereafter, become dormant.

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

                  We have been assigned a trading symbol of BLFT in connection with the reporting of a secondary market transaction or transactions by a broker or dealer in the Automated Confirmation Transaction Service.

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

Liquidity.

                  As of December 31, 2003, we had total liabilities of $32,297 and we had a negative net worth of $32,297. As of December 31, 2002, we had total liabilities of $34,312 and a negative net worth of $34,312.

                  We have had no revenues from inception through December 31, 2003. We have a loss from inception through December 31, 2003 of $34,397. Our loss from inception through December 31, 2002 was $34,312.

                  We have officer's advances of $32,127 from inception to December 31, 2002. The officer's advances as of December 31, 2003 were $32,127.

ITEM 7.  FINANCIAL STATEMENTS.




                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                FINANCIAL REPORTS

                                DECEMBER 31, 2003
                                DECEMBER 31, 2002

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

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                           F-6-9
________________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Blackfoot Enterprises, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Blackfoot Enterprises, Inc. (A Development Stage Company) as of December 31, 2003 and 2002, and the related statements of income, stockholders' equity, and cash flows for the years then ended, and the period July 10, 1996 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackfoot Enterprises, Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended, and the period July 10, 1996 (inception) through December 31, 2003, in conformity with generally accepted accounting principles.

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



Kyle L. Tingle, CPA, LLC



April 19, 2004
Las Vegas, Nevada

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                    December 31,    December 31,
                                                            2003            2002
                                                    ____________    ____________

                                     ASSETS

CURRENT ASSETS                                       $       0       $       0
                                                     _________       _________

            Total current assets                     $       0       $       0
                                                     _________       _________

                   Total assets                      $       0       $       0
                                                     =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                $     170       $      85
     Officers advances                                  32,127          32,127
                                                     _________       _________

            Total current liabilities                $  32,827       $  32,212
                                                     _________       _________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,100,000 shares at December 31, 2002:       $               $   2,100
        2,100,000 shares at December 31, 2003;           2,100
     Additional Paid In Capital                              0               0
     Accumulated deficit during development stage      (34,927)        (34,312)
                                                     _________       _________

            Total stockholders' equity               $ (32,827)      $ (32,212)
                                                     _________       _________

                   Total liabilities and
                   stockholders' equity              $       0       $       0
                                                     =========       =========


                 See Accompanying Notes to Financial Statements.




                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME

                                                     Years Ended                        July 10, 1996
                                    ______________________________________________     (inception) to
                                    December 31,     December 31,     December 31,       December 31,
                                            2003             2002             2001               2003
                                   _____________     ____________     ____________     ______________

Revenues                             $        0       $        0       $        0        $        0

Cost of revenue                               0                0                0                 0
                                     __________       __________       __________        __________

           Gross profit              $        0       $        0       $        0        $        0

General, selling and
   administrative expenses                  615            1,873            5,677            34,927
                                     __________       __________       __________        __________
           Operating (loss)          $     (615)      $   (1,873)      $   (5,677)       $  (34,927)

Nonoperating income (expense)                 0                0                0                 0
                                     __________       __________       __________        __________

   Net (loss)                        $     (615)      $   (1,873)      $   (5,677)       $  (34,927)
                                     ==========       ==========       ==========        ==========


   Net (loss) per share, basic
   and diluted                       $    (0.00)      $    (0.00)      $    (0.00)       $    (0.02)
                                     ==========       ==========       ==========        ==========

   Average number of shares
   of common stock outstanding        2,100,000        2,100,000         2,100,000        2,100,000
                                     ==========       ==========       ==========        ==========


                See Accompanying Notes to Financial Statements.


                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           Accumulated
                                                                             (Deficit)
                                      Common Stock          Additional          During
                                 ______________________        Paid-In     Development
                                   Shares        Amount        Capital           Stage       Total
                                 __________     _______     __________     ___________     __________

July 6, 1996                       2,100,000    $ 2,100      $     0                        $  2,100

Net (loss), December 31, 1996                                                  (2,100)        (2,100)
                                  __________    _______      _______        _________      _________

Balance, December 31, 1996         2,100,000    $ 2,100      $     0        $  (2,100)     $       0

Net (loss), December 31, 1997                                                       0              0
                                  __________    _______      _______        _________      _________

Balance, December 31, 1997         2,100,000    $ 2,100      $     0        $ ( 2,100)     $       0

Net (loss) December 31, 1998                                                        0              0
                                  __________    _______      _______        _________      _________

Balance, December 31, 1998         2,100,000    $ 2,100      $     0        $ ( 2,100)     $       0

Net (loss), December 31, 1999                                                       0              0
                                  __________    _______      _______        _________      _________

Balance, December 31, 1999         2,100,000    $ 2,100      $     0        $ ( 2,100)     $       0

April 24, 2000, changed from no
   par value to $.001                            (2,079)       2,079

April 24, 2000, forward stock
   100:1                                          2,079       (2,079)

Net (loss), December 31, 2000                                                 (24,662)       (24,662)
                                  __________    _______      _______        _________      _________

Balance, December 31, 2000         2,100,000    $ 2,100      $     0        $ (26,762)     $ (24,662)

Net (loss) December 31, 2001                                                  ( 5,677)       ( 5,677)
                                  __________    _______      _______        _________      _________

Balance, December 31, 2001         2,100,000    $ 2,100      $     0        $ (32,439)     $ (30,339)

Net (loss), December 31, 2002                                                 ( 1,873)       ( 1,873)
                                  __________    _______      _______        _________      _________

Balance, December 31, 2002         2,100,000    $ 2,100      $     0        $ (34,312)     $ (32,212)

Net (loss), December 31, 2003                                                    (615)          (615)
                                  __________    _______      _______        _________      _________

Balance, December 31, 2003         2,100,000    $ 2,100      $     0        $ (34,927)     $ (32,827)
                                  ==========    =======      =======        =========      =========



                See Accompanying Notes to Financial Statements.


                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                     Years Ended                        July 10, 1996
                                   _______________________________________________     (inception) to
                                    December 31,     December 31,     December 31,       December 31,
                                            2003             2002             2001               2003
                                   _____________     ____________     ____________     ______________

Cash Flows From
Operating Activities
    Net (loss)                       $     (615)      $   (1,873)      $   (5,677)       $  (34,477)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets and liabilities
    Increase in accounts payable            615           (1,100)           1,195               250
    Increase in officer advances              0            2,983            4,482            32,127
                                     __________       __________       __________        __________

         Net cash (used in)
            operating activities     $        0       $        0       $        0        $   (2,100)
                                     __________       __________       __________        __________

Cash Flows From
Investing Activities                 $        0       $        0       $        0        $        0
                                     __________       __________       __________        __________

Cash Flows From
Financing Activities
    Issuance of common stock                  0                0                0             2,100
                                     __________       __________       __________        __________

         Net cash (used in)
            financing activities     $        0       $        0       $        0        $    2,100
                                     __________       __________       __________        __________

         Net increase (decrease)
            in cash                  $        0       $        0       $        0        $        0

Cash, beginning of period                     0                0                0        $        0
                                     __________       __________       __________        __________

Cash, end of period                  $        0       $        0       $        0        $        0
                                     ==========       ==========       ==========        ==========



                 See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2003 and 2002.

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

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

In November 2003, the EITF reached a consensus on Issue 03-01, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS (EITF 03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than 12 months and those in a loss position for greater than 12 months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results.

In November 2003, the EITF reached a consensus on Issue 03-10, APPLICATION OF EITF 02-16 BY RESELLERS TO SALES INCENTIVES OFFERED TO CONSUMERS BY MANUFACTURERS, addressing how a reseller is to account for the redemption of a manufacturer's coupon by a consumer at the reseller's location (EITF 03-10). EITF 03-10 eliminates the option that permitted resellers to report the value of the consideration received as a reduction in costs of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2003, 2002, 2001, and since inception. As of December 31, 2003, 2002 and 2000, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

There is no provision for income taxes for the period ended December 31, 2003, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 2003 is as follows:

                  Net operating loss carry forward     $  34,827
                  Valuation allowance                  $ (34,827)
                                                       _________
                  Net deferred tax asset               $       0

The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



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

Changes in Internal Control Over Financial Reporting.

                  There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the fiscal year ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.



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

                  We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of our web site if we establish a web site. We intend to satisfy the disclosure requirements under Item 10 of the Form 8-K regarding the amendment to, or waiver from, a provision of the code of ethics by posting such information on our web site.

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


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

                  Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Kyle L. Tingle for the fiscal year ended December 31, 2002 was $500 and for the fiscal year ended December 31, 2003 was $1,500.

Audit Relate Fees

                  There were no audit related services and no fees billed for audited related services for the fiscal year ended December 31, 2002 and December 31, 2003.

All Other Fees

                  There was no tax preparation fees billed for the fiscal year ended December 31, 2001 and December 31, 2002.


                                   SIGNATURES


          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 29, 2004               BLACKFOOT ENTERPRISES, INC.



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


Date: April 29, 2004                BLACKFOOT ENTERPRISES, INC.



                                    By: /s/ JOHANN RATH
                                        _______________
                                            Johann Rath
                                            President