Form 10QSB
period 2004-03-31
BLACKFOOT ENTERPRISES INC
filed 2004-05-04
CIK 1120370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

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


                                       N/A
                         -----------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No //

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

         At March 31, 2004, and as of the date hereof, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I



Item 1.   Financial Statements

                           BLACKFOOT ENTERPRISES, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 MARCH 31, 2004
                                DECEMBER 31, 2003

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS








-----------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheets                                                         F-1

   Statements of Income                                                   F-2

   Statements of Stockholders' Equity                                     F-3

   Statements of Cash Flows                                               F-4

   Notes to Financial Statements                                    F-5 - F-8
-----------------------------------------------------------------------------



                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                                     March 31,     December 31,
                                                                                                          2004             2003
                                                                                                 -------------     ------------

                                     ASSETS

          CURRENT ASSETS                                                                         $           0     $          0
                                                                                                 -------------     ------------

                      Total current assets                                                       $           0     $          0
                                                                                                 -------------     ------------

                             Total assets                                                        $           0     $          0
                                                                                                 =============     ============




                      LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Accounts payable                                                                  $       1,500     $        700
               Officers advances (Note 7)                                                               32,872           32,127
                                                                                                 -------------     ------------

                      Total current liabilities                                                  $      34,372     $     32,827
                                                                                                 -------------     ------------



          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding:
                  2,100,000 shares at December 31, 2003:                                         $                 $      2,100
                  2,100,000 shares at March 31, 2004;                                                    2,100
               Additional Paid In Capital                                                                    0                0
               Accumulated deficit during development stage                                            (36,472)         (34,927)
                                                                                                 -------------     ------------

                      Total stockholders' equity                                                 $     (34,372)    $    (32,827)
                                                                                                 -------------     ------------


                             Total liabilities and
                             stockholders' equity                                                $           0     $          0
                                                                                                 =============     ============



                 See Accompanying Notes to Financial Statements.



                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME




                                                                                                                  July 10, 1996
                                                     Three months ended                  Years Ended             (inception) to
                                                 March 31,        March 31,     December 31,     December 31,         March 31,
                                                      2004             2003             2003             2002              2004
                                            --------------    -------------     ------------     -------------     ------------

       Revenues                             $            0    $           0     $          0     $           0     $          0

       Cost of revenue                                   0                0                0                 0                0
                                            --------------    -------------     ------------     -------------     ------------

                  Gross profit              $            0    $           0     $          0     $           0     $          0

       General, selling and
          administrative expenses                    1,545                0              615             1,873           36,472
                                            --------------    -------------     ------------     -------------     ------------
                  Operating (loss)          $       (1,545)   $           0     $       (615)    $      (1,873)     $   (36,472)

       Nonoperating income (expense)                     0                0                0                 0                0
                                            --------------    -------------     ------------     -------------     ------------

          Net (loss)                        $       (1,545)   $           0     $       (615)    $      (1,873)     $   (36,472)
                                            ===============   ==============    =============    =============     ============



          Net (loss) per share, basic
          and diluted (Note 2)              $        0.00     $      (0.00)     $      (0.00)      $     (0.00)     $     (0.02)
                                            ==============    =============     ============     =============     ============


          Average number of shares
          of common stock outstanding            2,100,000        2,100,000        2,100,000         2,100,000        2,100,000
                                            ==============    =============     ============     =============     ============


         See Accompanying Notes to Financial Statements.



                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                                   Accumulated
                                                                                                                     (Deficit)
                                                                       Common Stock               Additional          During
                                                              -------------------------------       Paid-In         Development
                                                                   Shares          Amount           Capital            Stage
                                                              -------------     -------------    -------------     ------------

          Balance, December 31, 1998                              2,100,000     $      2,100     $           0     $     (2,100)

          Net (loss), December 31, 1999                                                                                       0
                                                              -------------     ------------     -------------     ------------

          Balance, December 31, 1999                              2,100,000     $      2,100     $           0     $     (2,100)

          April 24, 2000, changed from no
              par value to $.001                                                      (2,079)            2,079

          April 24, 2000, forward stock
              100:1                                                                    2,079            (2,079)


          Net (loss), December 31, 2000                                                                                 (24,662)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2000                              2,100,000     $      2,100     $           0     $    (26,762)


          Net (loss) December 31, 2001                                                                                   (5,677)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2001                              2,100,000     $      2,100     $           0     $    (32,439)


          Net (loss) December 31, 2002                                                                                   (1,873)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2002                              2,100,000     $      2,100     $           0     $    (34,312)


          Net (loss) December 31, 2003                                                                                     (615)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2003                              2,100,000     $      2,100     $           0     $    (34,927)


          Net (loss) January 1, 2003 to
          March 31, 2004                                                                                                 (1,545)
                                                              -------------     ------------     -------------     -------------

          Balance, March 31, 2003                                 2,100,000     $      2,100     $           0     $    (36,472)
                                                              =============     ============     =============     =============



         See Accompanying Notes to Financial Statements.




                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                                  July 10, 1996
                                                      Three months ended                Years Ended              (inception) to
                                                 March 31,        March 31,     December 31,      December 31,        March 31,
                                                      2004             2003             2003              2002             2004
                                            --------------    -------------     ------------     -------------     ------------
         Cash Flows From
         Operating Activities
             Net (loss)                     $       (1,545)   $           (0)    $      (615)    $      (1,873)     $   (36,472)
             Adjustments to reconcile
             net (loss) to cash
             (used in) operating
             activities:
             Changes in assets
             and liabilities
             Increase in accounts payable              800                 0             615            (1,100)           1,500
             Increase in officer advances              745                 0               0             2,973           32,872
                                            --------------    --------------     ------------     -------------     ------------

                  Net cash (used in)
                     operating activities   $            0    $            0     $         0     $           0     $     (2,100)
                                            --------------    --------------     ------------     -------------     ------------


         Cash Flows From
         Investing Activities               $            0    $            0     $         0     $           0     $          0
                                            --------------    --------------     ------------     -------------     ------------


         Cash Flows From
         Financing Activities
             Issuance of common stock                    0                 0               0                 0            2,100
                                            --------------    --------------     ------------     -------------     ------------

                  Net cash (used in)
                     financing activities   $                 $            0     $         0     $           0     $      2,100
                                            --------------    --------------     ------------     -------------     ------------


                  Net increase (decrease)
                     in cash                $            0    $            0     $         0     $           0     $          0

         Cash, beginning of period                       0                 0               0                 0     $          0
                                            --------------    --------------     ------------     -------------     ------------

         Cash, end of period                $            0    $            0     $         0     $           0     $          0
                                            ==============    ==============     ============     =============     ============



         See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2004, AND DECEMBER 31, 2003


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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2004 and 2003, and December 31, 2003 and 2002.

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

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2004, AND DECEMBER 31, 2003



         NOTE 1:     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
                    (CONTINUED)



         RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. We do not believe the adaptation of SFAS 149, effective primarily for contracts entered into or modified after June 30,2003 and for hedging relationships designed after June 30, 2003, will have a material effect on our financial statements.

         In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," SFAS 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As required by SFAS 150, we will adopt this new accounting standard effective July 1, 2003. We do not believe the adaptation of SFAS 150 will have a material impact on our financial statements.

         In November 2003, the EITF reached a consensus on Issue 03-01, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS (EITF 03-01) establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than 12 months and those in a loss position for greater than 12 months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results.

         In November 2003, the EITF reached a consensus on Issue 03-10, APPLICATION OF EITF 02-16 BY RESELLERS TO SALES INCENTIVES OFFERED TO CONSUMERS BY MANUFACTURERS, addressing how a reseller is to account for the redemption of a manufacturer's coupon by a consumer at the reseller's location (EITF 03-10). EITF 03-10 eliminates the option that permitted resellers to report the value of the consideration received as a reduction in costs of goods sold, but rather mandates that it re recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2004, AND DECEMBER 31, 2003

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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2003, 2002, 2001 and since inception. As of December 31, 2003, 2002, 2001, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

         There is no provision for income taxes for the period ended March 31, 2004, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of March 31, 2004 is as follows:

                  Net operating loss carry forward       $           36,472
                  Valuation allowance                    $          (36,472)
                                                         -------------------

                  Net deferred tax asset                 $                0

         The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2004, AND DECEMBER 31, 2003

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

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The discussion contained herein contains "forward- looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this report.

Generally.

         The Company currently has no assets or operations. Since January 1, 1997, we have been in the developmental stage and have had no operations. We originally had intended to engage in the sale of reproduced full size cigar store Indians and reproduced totem poles. Our business concept contemplated that we would only to be a sales agent. As at December 31, 1996, all funds raised by the sale of shares of $.001 par value common stock in order to fulfill our initial objective had been expended and we, thereafter, become dormant.

         As of the date hereof, the Company can be defined as a "shell" company, whose sole purpose is to locate and consummate a merger or acquisition with another public entity or a private entity. We are not a blank-check nor blind pool company.

Plan of Operation.

         The Company intends to seek to acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition.

         The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is
(ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. We have been informed that the Securities and Exchange Commission position is that the securities issued by all blank check companies that are issued in unregistered offerings must be registered with the Commission before resale. At the time that our shareholders acquired our stock in 1996, we had a specific business plan and purpose. In addition, Rule 419 is applicable only if a registration statement is filed covering an offering of a penny stock by a blank check company. We have not filed a registration statement.

         In addition, since we had a specific business plan and purpose at the time that our shareholders acquired our stock, we are not deemed to be a so-called "blind pool" company, a company that has a detailed plan of business that involves the acquisition of unidentified properties in a specific industry.

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

Financial Condition.

         Our auditor's going concern opinion for prior year ended and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

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

Liquidity and Operational Results.

         The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

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

Liquidity.

         As of March 31, 2004, we had total liabilities of $34,372 and we had a negative net worth of $34,372. As of December 31, 2003, we had total liabilities of $32,127 and a negative net worth of $32,827.

         We have had no revenues from inception through December 31, 2003 and we had no revenues for the period ended March 31, 2004. We have a loss from inception through December 31, 2003 of $34,927 and a loss from inception through March 31, 2004 of $36,472 or an increase for the first quarter of $1,545.

         We have officer's advances of $32,872 from inception to March 31, 2004. The officer's advances as of December 31, 2003 were $32,127 or an increase for the current quarter of $745.

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


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings ..............................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ...............................................None

Item 3 - Defaults by the Company on its
         Senior Securities ..............................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ........................................................None

Item 5 - Other Information

Board Meeting.

         Our board held four meetings during the period covered by this current report.

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

Item 6 - Exhibits and Reports on Form 8-K.

         There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

         31.1 Certification of Chief Executive Officer.

         31.2 Certification of Chief Financial Officer.

         32.1 Section 906 Certifications.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 3, 2004           BLACKFOOT ENTERPRISES, INC.


                              By: /s/ JOHANN RATH
                                  -----------------------------
                                   Johann Rath
                                   President and Chief Executive
                                   Officer and Director

                              By: /s/ TERRI RUSSO
                                  ------------------------------
                                   Terri Russo
                                   Treasurer and Chief Financial
                                   Officer and Director