Form 10QSB
period 2004-06-30
BLACKFOOT ENTERPRISES INC
filed 2004-08-02
CIK 1120370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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


                                       N/A
                 ______________________________________________
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


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

         At June 30, 2004, and as of the date hereof, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS





                           BLACKFOOT ENTERPRISES, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                  JUNE 30, 2004
                                DECEMBER 31, 2003

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS








________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-1

   Statements of Income                                                    F-2-3

   Statements of Stockholders' Equity                                        F-4

   Statements of Cash Flows                                                F-5-6

   Notes to Financial Statements                                           F-7-9
________________________________________________________________________________

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                       June 30,     December 31,
                                                         2004           2003
                                                       ________     ____________

                                     ASSETS

CURRENT ASSETS                                         $      0       $      0
                                                       ________       ________
            Total current assets                       $      0       $      0
                                                       ________       ________
                   Total assets                        $      0       $      0
                                                       ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                  $      0       $    700
     Officers advances (Note 7)                          36,897         32,127
                                                       ________       ________
            Total current liabilities                  $ 36,897       $ 32,827
                                                       ________       ________

STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,100,000 shares at December 31, 2003:         $              $  2,100
        2,100,000 shares at June 30, 2004;                2,100
     Additional Paid In Capital                               0              0
     Accumulated deficit during development stage       (38,997)       (34,927)
                                                       ________       ________
            Total stockholders' equity                 $(36,897)      $(32,827)
                                                       ________       ________
                   Total liabilities and
                   stockholders' equity                $      0       $      0
                                                       ========       ========


                 See Accompanying Notes to Financial Statements.



                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                         Three months ended                 Six months ended
                                     ___________________________       ___________________________
                                      June 30,         June 30,         June 30,         June 30,
                                        2004             2003             2004             2003
                                     __________       __________       __________       __________

Revenues                             $        0       $        0       $        0       $        0

Cost of revenue                               0                0                0                0
                                     __________       __________       __________       __________
           Gross profit              $        0       $        0       $        0       $        0

General, selling and
   administrative expenses                2,525                0           (4,070)               0
                                     __________       __________       __________       __________
           Operating (loss)          $   (2,525)      $        0       $   (4,070)      $        0

Nonoperating income (expense)                 0                0                0                0
                                     __________       __________       __________       __________
   Net (loss)                        $   (2,525)      $        0       $   (4,070)      $        0
                                     ==========       ==========       ==========       ==========

   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)      $     0.00       $    (0.00)      $     0.00
                                     ==========       ==========       ==========       ==========

   Average number of shares
   of common stock outstanding        2,100,000        2,100,000        2,100,000        2,100,000
                                     ==========       ==========       ==========       ==========



                 See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                          Years Ended             July 10, 1996
                                  ___________________________    (inception) to
                                  December 31,   December 31,          June 30,
                                          2003           2002              2004
                                  ____________   ____________     _____________

Revenues                           $        0     $        0       $        0

Cost of revenue                             0              0                0
                                   __________     __________       __________
           Gross profit            $        0     $        0       $        0
General, selling and
   administrative expenses                615          1,873           38,997
                                   __________     __________       __________
           Operating (loss)        $     (615)    $   (1,873)      $  (38,997)

Nonoperating income (expense)               0              0                0
                                   __________     __________       __________
   Net (loss)                      $     (615)    $   (1,873)      $  (38,997)
                                   ==========     ==========       ==========

   Net (loss) per share, basic
   and diluted (Note 2)            $    (0.00)    $    (0.00)      $    (0.02)
                                   ==========     ==========       ==========

   Average number of shares
   of common stock outstanding      2,100,000      2,100,000        2,100,000
                                   ==========     ==========       ==========


                 See Accompanying Notes to Financial Statements.



                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                           Accumulated
                                                                           (Deficit)
                                           Common Stock       Additional   During
                                     _____________________     Paid-In     Development
                                      Shares       Amount      Capital     Stage
                                     _________     _______    __________   ___________

Balance, December 31, 1998           2,100,000     $ 2,100     $     0      $ (2,100)

Net (loss), December 31, 1999                                                      0
                                     _________     _______     _______      ________

Balance, December 31, 1999           2,100,000     $ 2,100     $     0      $ (2,100)

April 24, 2000, changed from no
    par value to $.001                              (2,079)      2,079

April 24, 2000, forward stock
    100:1                                            2,079      (2,079)

Net (loss), December 31, 2000                                                (24,662)
                                     _________     _______     _______      ________

Balance, December 31, 2000           2,100,000     $ 2,100     $     0      $(26,762)

Net (loss), December 31, 2001                                                 (5,677)
                                     _________     _______     _______      ________

Balance, December 31, 2001           2,100,000     $ 2,100     $     0      $(32,439)

Net (loss), December 31, 2002                                                 (1,873)
                                     _________     _______     _______      ________

Balance, December 31, 2002           2,100,000     $ 2,100     $     0      $(34,312)

Net (loss), December 31, 2003                                                   (615)
                                     _________     _______     _______      ________

Balance, December 31, 2003           2,100,000     $ 2,100     $     0      $(34,927)

Net (loss) January 1, 2004 to
June 30, 2004                                                                 (4,070)
                                     _________     _______     _______      ________

Balance, June 30, 2004               2,100,000     $ 2,100     $     0      $(38,997)
                                     =========     =======     =======      ========



                 See Accompanying Notes to Financial Statements.



                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                   Three months ended         Six months ended
                                                  _____________________     _____________________
                                                  June 30,     June 30,     June 30,     June 30,
                                                      2004         2003         2004         2003
                                                  ________     ________     ________     ________

Cash Flows From
Operating Activities
    Net (loss)                                    $ (2,525)    $      0     $ (4,070)    $      0
    Adjustments to reconcile net (loss)
    to cash (used in) operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable         (1,500)           0         (700)           0
    Increase in officer advances                     4,025            0        4,770            0
                                                  ________     ________     ________     ________
         Net cash (used in)
            operating activities                  $      0     $      0     $      0     $      0
                                                  ________     ________     ________     ________
Cash Flows From
Investing Activities                              $      0     $      0     $      0     $      0
                                                  ________     ________     ________     ________
Cash Flows From
Financing Activities
    Issuance of common stock                             0            0            0            0
                                                  ________     ________     ________     ________
         Net cash (used in)
            financing activities                  $            $      0     $      0     $      0
                                                  ________     ________     ________     ________

         Net increase (decrease)
            in cash                               $      0     $      0     $      0     $      0

Cash, beginning of period                                0            0            0            0
                                                  ________     ________     ________     ________
Cash, end of period                               $      0     $      0     $      0     $      0
                                                  ========     ========     ========     ========



                 See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                          Years Ended             July 10, 1996
                                  ___________________________    (inception) to
                                  December 31,   December 31,          June 30,
                                          2003           2002              2004
                                  ____________   ____________     _____________

Cash Flows From
Operating Activities
    Net (loss)                     $     (615)    $   (1,873)      $  (38,997)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets and
    liabilities
    Increase in accounts payable          615         (1,100)               0
    Increase in officer advances            0          2,983           36,897
                                   __________     __________       __________
         Net cash (used in)
            operating activities   $        0     $        0       $   (2,100)
                                   __________     __________       __________
Cash Flows From
Investing Activities               $        0     $        0       $        0
                                   __________     __________       __________
Cash Flows From
Financing Activities
    Issuance of common stock                0              0            2,100
                                   __________     __________       __________
         Net cash (used in)
            financing activities   $        0     $        0       $    2,100
                                   __________     __________       __________
         Net increase (decrease)
            in cash                $        0     $        0       $        0

Cash, beginning of period                   0              0       $        0
                                   __________     __________       __________
Cash, end of period                $        0     $        0       $        0
                                   ==========     ==========       ==========


                 See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2004, AND DECEMBER 31, 2003


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2004 and 2003, and December 31, 2003 and 2002.

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

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2004, AND DECEMBER 31, 2003


NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On July 30, 1996, the Company authorized and issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

On April 13, 2000, the Company's shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares.

On April 24, 2000, the State of Nevada approved the Company's Amendment to the Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share. The number of common stock shares outstanding increased from 21,000 to 2,100,000. Prior period information has been restated to reflect the stock split.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2003, 2002, 2001, and since inception. As of June 30, 2004 and 2003, December 31, 2003 and 2002, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

There is no provision for income taxes for the period ended June 30, 2004, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of June 30, 2004 is as follows:

        Net operating loss carry forward       $  38,997
        Valuation allowance                    $ (38,997)
                                               _________
        Net deferred tax asset                 $       0

The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2004, AND DECEMBER 31, 2003


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

NOTE 7.  OFFICERS ADVANCES

The Company has incurred costs in connection with its business purpose and to comply with the federal securities laws. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free.

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

Liquidity.

     As of June 30, 2004, we had total liabilities of $36,897 and we had a negative net worth of $36,897. As of December 31, 2003, we had total liabilities of $32,127 and a negative net worth of $32,827.

     We have had no revenues from inception through December 31, 2003 and we had no revenues for the period ended June 30, 2004. We have a loss from inception through December 31, 2003 of $34,927 and a loss from inception through June 30, 2004 of $38,997 or an increase for the six months or the first two quarters of $4,070.

     We have officer's advances of $36,897 from inception to June 30, 2004. The officer's advances as of December 31, 2003 were $32,127 or an increase for period ending June 30, 2004 of 4,770.

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

                                     PART II

                                OTHER INFORMATION


Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ..................................................None

Item 3 - Defaults by the Company on its
         Senior Securities .................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...........................................................None

Item 5 - Other Information

Board Meeting.

     Our board held one meeting during the period covered by this current report.

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


Dated:  August 2, 2004             BLACKFOOT ENTERPRISES, INC.



                                   By: /s/ JOHANN RATH
                                       _________________________________________
                                           Johann Rath
                                           President and Chief Executive Officer
                                           and Director



                                   By: /s/ TERRI RUSSO
                                       _________________________________________
                                           Terri Russo
                                           Treasurer and Chief Financial
                                           Officer and Director