Form 10QSB
period 2004-09-30
BLACKFOOT ENTERPRISES INC
filed 2004-11-05
CIK 1120370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

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

         At September 30, 2004, and as of the date hereof, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS







                           BLACKFOOT ENTERPRISES, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                               SEPTEMBER 30, 2004
                                DECEMBER 31, 2003

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

   Statements of Stockholders' Equity                                        F-4

   Statements of Cash Flows                                                F-5-6

   Notes to Financial Statements                                           F-7-9

________________________________________________________________________________



                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                       September 30,       December 31,
                                                                2004               2003
                                                       _____________       ____________


                                     ASSETS

CURRENT ASSETS                                           $      0            $      0
                                                         ________            ________

         Total current assets                            $      0            $      0
                                                         ________            ________

            Total assets                                 $      0            $      0
                                                         ========            ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                      $      0            $    700
   Officers advances (Note 7)                              37,386              32,127
                                                         ________            ________

         Total current liabilities                       $ 37,386            $ 32,827
                                                         ________            ________


STOCKHOLDERS' EQUITY
   Common stock: $.001 par value;
      authorized 25,000,000 shares;
      issued and outstanding:
      2,100,000 shares at December 31, 2003:             $                   $  2,100
      2,100,000 shares at September 30, 2004;               2,100
   Additional Paid In Capital                                   0                   0
   Accumulated deficit during development stage           (39,486)            (34,927)
                                                         ________            ________

         Total stockholders' equity                      $(37,386)           $(32,827)
                                                         ________            ________

            Total liabilities and
            stockholders' equity                         $      0            $      0
                                                         ========            ========


                 See Accompanying Notes to Financial Statements.




                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                          Three months ended                   Nine months ended
                                    September 30,     September 30,     September 30,    September 30,
                                             2004              2003              2004             2003
                                    _____________     _____________     ____________     ____________

Revenues                             $        0        $        0        $        0       $        0

Cost of revenue                               0                 0                 0                0
                                     __________        __________        __________       __________

      Gross profit                   $        0        $        0        $        0       $        0

General, selling and
   administrative expenses                  489                 0             4,559                0
                                     __________        __________        __________       __________
      Operating (loss)               $     (489)       $        0        $   (4,559)      $        0

Nonoperating income (expense)                 0                 0                 0                0
                                     __________        __________        __________       __________

   Net (loss)                        $     (489)       $        0        $   (4,559)      $        0
                                     ==========        ==========        ==========       ==========


   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)       $     0.00        $    (0.00)      $     0.00
                                     ==========        ==========        ==========       ==========

   Average number of shares
   of common stock outstanding        2,100,000         2,100,000         2,100,000        2,100,000
                                     ==========        ==========        ==========       ==========


                 See Accompanying Notes to Financial Statements.




                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                       July 10, 1996
                                             Years Ended              (inception) to
                                    December 31,      December 31,     September 30,
                                            2003              2002              2004
                                   _____________     ____________     ______________

Revenues                            $        0        $        0       $        0

Cost of revenue                              0                 0                0
                                    __________        __________       __________

      Gross profit                  $        0        $        0       $        0

General, selling and
   administrative expenses                 615             1,873           39,486
                                    __________        __________       __________
      Operating (loss)              $     (615)       $   (1,873)      $  (39,486)

Nonoperating income (expense)                0                 0                0
                                    __________        __________       __________

   Net (loss)                       $     (615)       $   (1,873)      $  (39,486)
                                    ==========        ==========       ==========


   Net (loss) per share, basic
   and diluted (Note 2)             $    (0.00)       $    (0.00)      $    (0.02)
                                    ==========        ==========       ==========

   Average number of shares
   of common stock outstanding       2,100,000         2,100,000        2,100,000
                                    ==========        ==========       ==========


                 See Accompanying Notes to Financial Statements.




                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                            Accumulated
                                                                                                             (Deficit)
                                                               Common Stock               Additional          During
                                                       ____________________________        Paid-In          Development
                                                         Shares            Amount          Capital             Stage
                                                       __________        __________       __________        ___________

Balance, December 31, 1998                              2,100,000        $    2,100       $        0        $   (2,100)

Net (loss), December 31, 1999                                                                                        0
                                                       __________        __________       __________        __________

Balance, December 31, 1999                              2,100,000        $    2,100       $        0        $   (2,100)

April 24, 2000, changed from no
   par value to $.001                                                        (2,079)           2,079

April 24, 2000, forward stock
   100:1                                                                      2,079           (2,079)

Net (loss), December 31, 2000                                                                                  (24,662)
                                                       __________        __________       __________        __________

Balance, December 31, 2000                              2,100,000        $    2,100       $        0        $  (26,762)

Net (loss), December 31, 2001                                                                                   (5,677)
                                                       __________        __________       __________        __________

Balance, December 31, 2001                              2,100,000        $    2,100       $        0        $  (32,439)

Net (loss), December 31, 2002                                                                                   (1,873)
                                                       __________        __________       __________        __________

Balance, December 31, 2002                              2,100,000        $    2,100       $        0        $  (34,312)

Net (loss), December 31, 2003                                                                                     (615)
                                                       __________        __________       __________        __________

Balance, December 31, 2003                              2,100,000        $    2,100       $        0        $  (34,927)

Net (loss) January 1, 2004 to
September 30, 2004                                                                                              (4,559)
                                                       __________        __________       __________        __________

Balance, September 30, 2004                             2,100,000        $    2,100       $        0        $  (39,486)
                                                       ==========        ==========       ==========        ==========


                 See Accompanying Notes to Financial Statements.




                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                          Three months ended                   Nine months ended
                                    September 30,     September 30,     September 30,     September 30,
                                             2004              2003              2004              2003
                                    _____________     _____________     _____________     ____________

Cash Flows From
Operating Activities
    Net (loss)                       $     (489)       $        0        $   (4,559)      $        0
    Adjustments to reconcile
    net (loss) to cash
    (used in) operating
    activities:
    Changes in assets
    and liabilities
    Increase (decrease) in
    accounts payable                          0                 0              (700)               0

    Increase in officer advances            489                 0             5,259                0
                                     __________        __________        __________       __________

         Net cash (used in)
            operating activities     $        0        $        0        $        0       $        0
                                     __________        __________        __________       __________

Cash Flows From
Investing Activities                 $        0        $        0        $        0       $        0
                                     __________        __________        __________       __________

Cash Flows From
Financing Activities
    Issuance of common stock                  0                 0                 0                0
                                     __________        __________        __________       __________

         Net cash (used in)
            financing activities     $        0        $        0        $        0       $        0
                                     __________        __________        __________       __________

         Net increase (decrease)
            in cash                  $        0        $        0        $        0       $        0

Cash, beginning of period                     0                 0                 0                0
                                     __________        __________        __________       __________
Cash, end of period                  $        0        $        0        $        0       $        0
                                     ==========        ==========        ==========       ==========


                 See Accompanying Notes to Financial Statements.




                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                      July 10, 1996
                                            Years Ended              (inception) to
                                   December 31,     December 31,      September 30,
                                           2003             2002               2004
                                    ___________     ____________     ______________

Cash Flows From
Operating Activities
    Net (loss)                      $     (615)      $   (1,873)       $  (39,486)
    Adjustments to reconcile
    net (loss) to cash
    (used in) operating
    activities:
    Changes in assets
    and liabilities
    Increase in accounts payable           615           (1,100)                0
    Increase in officer advances             0            2,983            37,386
                                    __________       __________        __________

         Net cash (used in)
            operating activities    $        0       $        0        $   (2,100)
                                    __________       __________        __________

Cash Flows From
Investing Activities                $        0       $        0        $        0
                                    __________       __________        __________

Cash Flows From
Financing Activities
    Issuance of common stock                 0                0             2,100
                                    __________       __________        __________

         Net cash (used in)
            financing activities    $        0       $        0        $    2,100
                                    __________       __________        __________

         Net increase (decrease)
            in cash                 $        0       $        0        $        0

Cash, beginning of period                    0                0                 0
                                    __________       __________        __________
Cash, end of period                 $        0       $        0        $        0
                                    ==========       ==========        ==========


                 See Accompanying Notes to Financial Statements.


                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004, AND DECEMBER 31, 2003


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2004 and 2003, and December 31, 2003 and 2002.

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

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004, AND DECEMBER 31, 2003


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2003, 2002, 2001, and since inception. As of September 30, 2004 and 2003, December 31, 2003 and 2002, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

There is no provision for income taxes for the period ended September 30, 2004, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of September 30, 2004 is as follows:

                  Net operating loss carry forward       $ 39,486
                  Valuation allowance                    $(39,486)
                                                         ________

                  Net deferred tax asset                 $      0

The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004, AND DECEMBER 31, 2003


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

Generally.

     Blackfoot Enterprises, Inc. (sometimes "the Company") currently has no assets or operations. Since January 1, 1997, we have been in the developmental stage and have had no operations. We originally had intended to engage in the sale of reproduced full size cigar store Indians and reproduced totem poles. Our business concept contemplated that we would only to be a sales agent. Our business concept was not predicated upon the outcome of any feasibility study; the feasibility studies were completed prior to our formation (between March of 1996 and June 30, 1996). As at December 31, 1996, all funds raised by the sale of shares of $.001 par value common stock in order to fulfill our initial objective had been expended and we, thereafter, become dormant.

     As of the date hereof, the Company can be defined as a "shell" company, whose sole purpose is to locate and consummate a merger or acquisition with another public entity or a private entity. We have been informed that the Securities and Exchange Commission proposes to add a definition of a "shell company" to Rule 405 and Rule 12b-2 under the Securities Exchange Act of 1934, as amended. The proposed definition of a "shell company" predates the definition of the term "blank check company" in Section 7(b)(3) of the Securities Act of 1933, as amended, and Rule 419. We are not a blank-check nor blind pool company.

Plan of Operation.

     We intend to seek to acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for our securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition.

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

     We do not believe that any law or rule or regulation that is passed or adopted by the Securities and Exchange Commission or enforced by any governmental or quasi-governmental agency after the occurrence of an event or action will retrospectively change the legal consequences of the event or action.

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

     Since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity and consummate such a business combination.

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

Liquidity.

     As of September 30, 2004, we had total liabilities of $37,386 and we had a negative net worth of $37,386. As of December 31, 2003, we had total liabilities of $32,127 and a negative net worth of $32,827.

     We have had no revenues from inception through December 31, 2003 and we had no revenues for the period ended September 30, 2004. We have a loss from inception through December 31, 2003 of $34,927 and a loss from inception through September 30, 2004 of $39,486 or an increase for the nine months or the first three quarters of $6,659.

     We have officer's advances of $37,386 from inception to September 30, 2004. The officer's advances as of December 31, 2003 were $32,127 or an increase for the period ending September 30, 2004 of $5,259.

     Our accounts payable as of December 31, 2003 were $700 and all payables have been paid as at September 30, 2004.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     We have not considered or conducted any research concerning qualitative and quantitative market risk.

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

ITEM 6 -.EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

         31.1 Section 302 Certification of Chief Executive Officer

         31.2 Section 302 Certification of Chief Financial Officer

         32.1 Section 906 Certification of Chief Executive Officer

         32.2 Section 906 Certification of Chief Financial Officer


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 5, 2004            BLACKFOOT ENTERPRISES, INC.


                                    By: /s/ JOHANN RATH
                                        _________________________________
                                            Johann Rath
                                            President and Chief Executive
                                            Officer and Director

                                    By: /s/ TERRI RUSSO
                                        _________________________________
                                            Terri Russo
                                            Treasurer and Chief Financial
                                            Officer and Director