Form 10KSB
period 2004-12-31
BLACKFOOT ENTERPRISES INC
filed 2005-03-29
CIK 1120370

Commission File No. 000-31313


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-KSB


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  For the Fiscal Year Ended: December 31, 2004


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

         As of December 31, 2004, there were 2,100,000 shares of the registrant's common stock, $.001 par value, outstanding.

         The aggregate market value of shares of common stock held by non-affiliates of the registrant, as of the last business day of registrant's most recently completed fiscal quarter, and as of the date hereof, is $-0-.

         State the registrant's revenues for the December 31, 2004 fiscal year:
$-0-.

                                TABLE OF CONTENTS


                                                                            PAGE


                                     PART I

Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . . . .  4

Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . 18

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . 18


                                     PART II

Item 5.   Market for Common Equity and
          Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . 18

Item 6.   Management's Discussion and Analysis
          or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . 22

Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . 25

Item 8.   Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure .. . . . . . . . . . . . . . . 27

Item 8A.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . 27


                                    PART III


Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a)
          of the Exchange Act. . . . . . . . . . . . . . . . . . . . . . . . 27

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 29

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management And Related Stockholder Matters . . . . . . . . . . 30

Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . 32

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 32

Item 14.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . 32

Item 15.  Principal Accountant Fees and Services . . . . . . . . . . . . . . 32

          Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

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

                  We are dependent upon our officers to meet any de minimis costs that we may incur. Johann Rath, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for us to comply with the 1934 Act; provided that he is an officer and director of the Company when the obligation is incurred. As part of any transaction that may result in the change in control of the Company, Johann Rath may forgive the indebtedness owed to him by us. We are obligated to Johann Rath for officer's advances of $32,127 as of December 31, 2003. We will then be dependent upon our new officer and directors or others to meet any costs and expenses incurred.

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

Liquidity.

                  As of December 31, 2004, we had total liabilities of $40,130 and we had a negative net worth of $40,130. As of December 31, 2003, we had total liabilities of $32,827 and a negative net worth of $32,827.

                  We have had no revenues from inception through December 31, 2003. We have a loss from inception through December 31, 2004 of $42,230. Our loss from inception through December 31, 2003 was $42,230.

                  We have officer's advances of $32,127 from inception to December 31, 2003. The officer's advances as of December 31, 2004 were $40,130.

ITEM 7.  FINANCIAL STATEMENTS.







                           BLACKFOOT ENTERPRISES, INC.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS

                                DECEMBER 31, 2004
                                DECEMBER 31, 2003

                           BLACKFOOT ENTERPRISES, INC.
                        (A Development Stage Enterprise)

                                    CONTENTS







REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM                                                              F-1
________________________________________________________________________________

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

             Report of Independent Registered Public Accounting Firm



To the Board of Directors
Blackfoot Enterprises, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Blackfoot Enterprises, Inc. (A Development Stage Enterprise) as of December 31, 2004, and the related statements of income, stockholders' deficit, and cash flows for the year then ended, and the period July 10, 1996 (inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackfoot Enterprises, Inc. (A Development Stage Enterprise) as of December 31, 2004 and the results of its operations and cash flows for the year then ended, and the period July 10, 1996 (inception) through December 31, 2004, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Kyle L. Tingle, CPA, LLC



February 28, 2005
Las Vegas, Nevada



                           BLACKFOOT ENTERPRISES, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS


                                                         December 31,       December 31,
                                                                 2004               2003
                                                         ____________       ____________

                           ASSETS

CURRENT ASSETS                                             $      0           $      0
                                                           ________           ________
            Total current assets                           $      0           $      0
                                                           ________           ________
                   Total assets                            $      0           $      0
                                                           ========           ========

            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                      $      0           $    700
     Officers advances                                       40,130             32,127
                                                           ________           ________
            Total current liabilities                      $ 40,130           $ 32,827
                                                           ________           ________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,100,000 shares at December 31, 2003:             $                  $  2,100
        2,100,000 shares at December 31, 2004;                                   2,100
     Additional paid in capital                                   0                  0
     Accumulated deficit during development stage           (42,230)           (34,927)
                                                           ________           ________
            Total stockholders' deficit                    $(40,130)          $(32,827)
                                                           ________           ________
                   Total liabilities and
                   stockholders' deficit                   $      0           $      0
                                                           ========           ========


                 See Accompanying Notes to Financial Statements.




                           BLACKFOOT ENTERPRISES, INC.
                        (A Development Stage Enterprise)
                              STATEMENTS OF INCOME


                                               Years Ended                July 10, 1996
                                     _______________________________      (inception) to
                                     December 31,       December 31,       December 31,
                                             2004               2003             2004
                                     ____________       ____________       _____________

Revenues                              $        0         $        0         $        0

Cost of revenue                                0                  0                  0
                                      __________         __________         __________
           Gross profit               $        0         $        0         $        0
General, selling and
   administrative expenses                 7,303                615             42,230
                                      __________         __________         __________
           Operating loss             $   (7,303)        $     (615)        $  (42,230)

Nonoperating income (expense)                  0                  0                  0
                                      __________         __________         __________
   Net loss                           $   (7,303)        $     (615)        $  (42,230)
                                      ==========         ==========         ==========

   Net loss per share, basic
   and diluted                        $    (0.00)        $    (0.00)        $    (0.02)
                                      ==========         ==========         ==========
   Average number of shares
   of common stock outstanding         2,100,000          2,100,000          2,100,000
                                      ==========         ==========         ==========


         See Accompanying Notes to Financial Statements.




                           BLACKFOOT ENTERPRISES, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                       Accumulated
                                                                                        (Deficit)
                                             Common Stock             Additional         During
                                       ________________________        Paid-In         Development
                                        Shares          Amount         Capital            Stage            Total
                                       _________       ________       __________       ___________       _________

July 6, 1996                           2,100,000       $ 2,100         $     0                           $  2,100

Net loss, December 31, 1996                                                               (2,100)          (2,100)
                                       _________       _______         _______          ________         ________

Balance, December 31, 1996             2,100,000       $ 2,100         $     0          $ (2,100)        $      0

Net loss, December 31, 1997                                                                    0                0
                                       _________       _______         _______          ________         ________
Balance, December 31, 1997             2,100,000       $ 2,100         $     0          $ (2,100)        $      0

Net loss, December 31, 1998                                                                    0                0
                                       _________       _______         _______          ________         ________
Balance, December 31, 1998             2,100,000       $ 2,100         $     0          $ (2,100)        $      0

Net loss, December 31, 1999                                                                    0                0
                                       _________       _______         _______          ________         ________
Balance, December 31, 1999             2,100,000       $ 2,100         $     0          $ (2,100)        $      0

April 24, 2000, changed from no
    par value to $.001                                  (2,079)          2,079

April 24, 2000, forward stock
    100:1                                                2,079          (2,079)

Net loss, December 31, 2000                                                              (24,662)         (24,662)
                                       _________       _______         _______          ________         ________
Balance, December 31, 2000             2,100,000       $ 2,100         $     0          $ 26,762)        $(24,662)

Net loss December 31, 2001                                                                (5,677)          (5,677)
                                       _________       _______         _______          ________         ________
Balance, December 31, 2001             2,100,000       $ 2,100         $     0          $(32,439)        $(30,339)

Net loss, December 31, 2002                                                               (1,873)          (1,873)
                                       _________       _______         _______          ________         ________
Balance, December 31, 2002             2,100,000       $ 2,100         $     0          $(34,312)        $(32,212)

Net loss, December 31, 2003                                                                 (615)            (615)
                                       _________       _______         _______          ________         ________
Balance, December 31, 2003             2,100,000       $ 2,100         $     0          $(34,927)        $(32,827)

Net loss, December 31, 2004                                                               (7,303)          (7,303)
                                       _________       _______         _______          ________         ________
Balance, December 31, 2004             2,100,000       $ 2,100         $     0          $(42,230)        $(40,130)
                                       =========       =======         =======          ========         ========


         See Accompanying Notes to Financial Statements.




                           BLACKFOOT ENTERPRISES, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS

                                                            Years Ended                  July 10, 1996
                                                  _______________________________       (inception) to
                                                  December 31,       December 31,         December 31,
                                                          2004               2003                 2004
                                                  ____________       ____________       ______________


Cash Flows From
Operating Activities
    Net (loss)                                      $(7,303)           $  (615)           $(42,230)
    Adjustments to reconcile net (loss)
    to cash (used in) operating activities:
    Changes in assets and liabilities
    Increase in accounts payable                       (700)               615                   0


         Net cash (used in)
            operating activities                    $(8,003)           $     0            $(42,230)

Cash Flows From
Investing Activities                                $     0            $     0            $      0

Cash Flows From
Financing Activities
    Issuance of common stock                              0                  0               2,100
    Increase in officer advances                      8,003                  0              40,130

         Net cash (used in)
            financing activities                    $ 8,003            $     0            $ 42,230

         Net increase (decrease)
            in cash                                 $     0            $     0            $      0

Cash, beginning of period                                 0                  0            $      0

Cash, end of period                                 $     0            $     0            $      0


SUPPLEMENTAL INFORMATION

Interest paid                                       $     0            $     0            $      0

Income taxes paid                                   $     0            $     0            $      0


                 See Accompanying Notes to Financial Statements.


                           BLACKFOOT ENTERPRISES, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Blackfoot Enterprises, Inc. ("Company") was organized July 10, 1996 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a Development Stage Enterprise.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2004 and 2003.

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

                           BLACKFOOT ENTERPRISES, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. The statement does not change the measurement or recognition of those plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003. The adoption of SFAS No. 132 (revised) did not have an impact on our financial condition or results of operations

                           BLACKFOOT ENTERPRISES, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 2.  STOCKHOLDERS' EQUITY

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2004, 2003, and since inception. As of December 31, 2004, 2003, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The components of the Company's deferred tax asset as of December 31, 2004 and 2003 is as follows:

                                             2004           2003
                                           ________       ________

     Net operating loss carryforward       $ 14,781       $ 12,225
     Valuation allowance                    (14,781)       (12,225)
                                           ________       ________
     Net deferred tax asset                $      0       $      0
                                           ========       ========

                           BLACKFOOT ENTERPRISES, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004


NOTE 3.  INCOME TAXES (CONTINUED)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                           2004        2003     Since Inception
                                         ________     ______    _______________

     Tax at statutory rate (35%)         $ 2,556      $ 215        $ 14,781
     Increase in valuation allowance      (2,556)      (215)        (14,781)
                                         _______      _____        ________
     Net deferred tax asset              $     0      $   0        $      0

The net federal operating loss carry forward will expire between 2016 and 2024. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6.  OFFICERS ADVANCES

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



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                  The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

                  Name                  Ages            Position
         __________________________     ____     ______________________

         Johann Rath                     45      President and Director
         5753-G Santa Ana Canyon Rd
         Suite 170
         Anaheim Hills, CA 92807

         Terri Russo                     45      Secretary/Treasurer
         2021 Mantis                             and Director
         San Pedro, CA 90732

         Deborah D. Rath                 41      Director
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


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

                  Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Kyle L. Tingle for the fiscal year ended December 31, 2003 was $500 and for the fiscal year ended December 31, 2003 was $1,500.

Audit Relate Fees

                  There were no audit related services and no fees billed for audited related services for the fiscal year ended December 31, 2003 and December 31, 2004.

All Other Fees

                  There was no tax preparation fees billed for the fiscal year ended December 31, 2001 and December 31, 2003.


                                   SIGNATURES


          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 29, 2005               BLACKFOOT ENTERPRISES, INC.



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


Date: March 29, 2005                BLACKFOOT ENTERPRISES, INC.



                                    By: /s/ JOHANN RATH
                                        _______________
                                            Johann Rath
                                            President