Form 10QSB
period 2005-03-31
BLACKFOOT ENTERPRISES INC
filed 2005-05-05
CIK 1120370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

         At March 31, 2005, and as of the date hereof, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


Item 1.  Financial Statements


                           BLACKFOOT ENTERPRISES, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 MARCH 31, 2005
                                DECEMBER 31, 2004

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS








-----------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheets                                                   F-1

   Statements of Income                                       F-2 - F-3

   Statements of Stockholders' Equity                               F-4

   Statements of Cash Flows                                   F-5 - F-6

   Notes to Financial Statements                              F-7 - F-9
-----------------------------------------------------------------------



                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                          March   31,     December 31,
                                                                                 2005             2004
                                                                        -------------     ------------

                                     ASSETS

          CURRENT ASSETS                                                $           0     $          0
                                                                        -------------     ------------
                      Total current assets                              $           0     $          0
                                                                        -------------     ------------
                             Total assets                               $           0     $          0
                                                                        =============     ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Accounts payable                                         $           0     $          0
               Officers advances (Note 7)                                      41,255           40,130
                                                                        -------------     ------------

                      Total current liabilities                         $      41,255     $     40,130
                                                                        -------------     ------------



          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding:
                  2,100,000 shares at December 31, 2004:                $                 $      2,100
                  2,100,000 shares at March 31, 2005;                           2,100
               Additional Paid In Capital                                           0                0
               Accumulated deficit during development stage                   (43,355)         (42,230)
                                                                        -------------     ------------
                      Total stockholders' equity                        $     (41,255)    $    (40,130)
                                                                        --------------    ------------


                             Total liabilities and
                             stockholders' equity                       $           0     $          0
                                                                        =============     ==========+=

                 See Accompanying Notes to Financial Statements.


                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME




                                                                      Three months ended                    Years ended
                                                                  March 31,         March 31,     December 31,     December 31,
                                                                       2005             2004              2004             2003
                                                              -------------     ------------     -------------     ------------

       Revenues                                               $           0     $          0     $           0     $          0

       Cost of revenue                                                    0                0                 0                0
                                                              -------------     ------------     -------------     ------------

                  Gross profit                                $           0     $          0     $           0     $          0
       General, selling and
          administrative expenses                                     1,125            1,545             7,303              615
                                                              -------------     ------------     -------------     ------------
                  Operating (loss)                            $      (1,125)    $     (1,545)    $      (7,303)    $       (615)

       Nonoperating income (expense)                                      0                0                 0                0
                                                              -------------     ------------     -------------     ------------

          Net (loss)                                          $      (1,125)    $     (1,545)    $      (7,303)    $       (615)
                                                              ==============    =============    ==============    ============

          Net (loss) per share, basic
          and diluted (Note 2)                                $      (0.00)     $       0.00     $      (0.00)      $      0.00
                                                              =============     ============     =============     ============


          Average number of shares
          of common stock outstanding                             2,100,000        2,100,000         2,100,000        2,100,000
                                                              =============     ============     =============     ============

                 See Accompanying Notes to Financial Statements.



                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME




                                                                                                                  July 10, 1996
                                                                                         Years Ended             (inception) to
                                                                                December 31,      December 31,        March 31,
                                                                                        2004              2003             2005
                                                                                ------------     -------------     ------------

       Revenues                                                                 $          0     $           0     $          0

       Cost of revenue                                                                     0                 0                0
                                                                                ------------     -------------     ------------

                  Gross profit                                                  $          0     $           0     $          0
       General, selling and
          administrative expenses                                                      7,303               615           43,355
                                                                                ------------     -------------     ------------
                  Operating (loss)                                              $     (7,303)    $        (615)    $    (43,355)

       Nonoperating income (expense)                                                       0                 0                0
                                                                                ------------     -------------     ------------

          Net (loss)                                                            $     (7,303)    $        (615)    $    (43,355)
                                                                                =============    ==============    ============



          Net (loss) per share, basic
          and diluted (Note 2)                                                  $     (0.00)      $     (0.00)     $      (0.02)
                                                                                ============     =============     ============


          Average number of shares
          of common stock outstanding                                              2,100,000         2,100,000        2,100,000
                                                                                ============     =============     ============


                 See Accompanying Notes to Financial Statements.


                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                                    Accumulated
                                                                                                                      (Deficit)
                                                                       Common Stock                Additional          During
                                                              -------------------------------        Paid-In        Development
                                                                   Shares          Amount            Capital           Stage
                                                              -------------     -------------    -------------     ------------

          Balance, December 31, 1998                              2,100,000     $      2,100     $           0     $     (2,100)

          Net (loss), December 31, 1999                                                                                       0
                                                              -------------     ------------     -------------     ------------

          Balance, December 31, 1999                              2,100,000     $      2,100     $           0     $     (2,100)

          April 24, 2000, changed from no
              par value to $.001                                                      (2,079)            2,079

          April 24, 2000, forward stock
              100:1                                                                    2,079            (2,079)

          Net (loss), December 31, 2000                                                                                 (24,662)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2000                              2,100,000     $      2,100     $           0     $    (26,762)

          Net (loss), December 31, 2001                                                                                  (5,677)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2001                              2,100,000     $      2,100     $           0     $    (32,439)

          Net (loss), December 31, 2002                                                                                  (1,873)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2002                              2,100,000     $      2,100     $           0     $    (34,312)

          Net (loss), December 31, 2003                                                                                    (615)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2003                              2,100,000     $      2,100     $           0     $    (34,927)

          Net (loss), December 31, 2004                                                                                  (7,303)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2004                              2,100,000     $      2,100     $           0     $    (42,230)

          Net (loss) January 1, 2005 to
          March 31, 2005                                                                                                 (1,125)
                                                              -------------     ------------     -------------     -------------

          Balance, March 31, 2005                                 2,100,000     $      2,100     $           0     $    (43,355)
                                                              =============     ============     =============     =============


                 See Accompanying Notes to Financial Statements.


                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                       Three months ended                  Year ended
                                                                  March 31,         March 31,     December 31,     December 31,
                                                                       2005             2004              2004             2003
                                                              -------------     ------------     -------------     ------------


         Cash Flows From
         Operating Activities
             Net (loss)                                       $      (1,125)    $     (1,545)    $      (7,303)    $       (615)
             Adjustments to reconcile net (loss)
             to cash (used in) operating activities:
             Changes in assets and liabilities
             Increase in accounts payable                                 0              800              (700)             615
                                                              -------------     ------------     --------------    ------------

                  Net cash (used in)
                     operating activities                     $      (1,125)    $       (745)    $      (8,003)    $          0
                                                              --------------    -------------    --------------    ------------

         Cash Flows From
         Investing Activities                                 $           0     $          0     $           0     $          0
                                                              -------------     ------------     -------------     ------------

         Cash Flows From
         Financing Activities
             Issuance of common stock
             Increase in officer advances                             1,125              745             8,003                0
                                                              -------------     ------------     -------------     ------------

                  Net cash (used in)
                     financing activities                     $       1,125     $        745     $       8,003     $          0
                                                              -------------     ------------     -------------     ------------


                  Net increase (decrease)
                     in cash                                  $           0     $          0     $           0     $          0

         Cash, beginning of period                                        0                0                 0                0
                                                              -------------     ------------     -------------     ------------

         Cash, end of period                                  $           0     $          0     $           0     $          0
                                                              =============     ============     =============     ============


         SUPPLEMENTAL INFORMATION

         Interest Paid                                        $           0     $          0     $           0     $          0
                                                              =============     ============     =============     ============

         Income Taxes paid                                    $           0     $          0     $           0     $          0
                                                              =============     ============     =============     ============

                 See Accompanying Notes to Financial Statements.



                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                                  July 10, 1996
                                                                                         Years Ended             (inception) to
                                                                                December 31,      December 31,        March 31,
                                                                                        2004              2003             2005
                                                                                ------------     -------------     ------------
         Cash Flows From
         Operating Activities
             Net (loss)                                                         $     (7,303)    $        (615)    $    (43,355)
             Adjustments to reconcile net (loss)
             to cash (used in) operating activities:
             Changes in assets and liabilities
             Increase in accounts payable                                               (700)              615                0
                                                                                -------------    -------------     ------------

                  Net cash (used in)
                     operating activities                                       $     (8,003)    $           0     $    (43,355)
                                                                                -------------    -------------     ------------

         Cash Flows From
         Investing Activities                                                   $          0     $           0     $          0
                                                                                ------------     -------------     ------------

         Cash Flows From
         Financing Activities
             Issuance of common stock                                                                                     2,100
             Increase in officer advances                                              8,003                 0           41,255
                                                                                ------------     -------------     ------------

                  Net cash (used in)
                     financing activities                                       $      8,003     $           0     $     43,355
                                                                                ------------     -------------     ------------

                  Net increase (decrease)
                     in cash                                                    $          0     $           0     $          0

         Cash, beginning of period                                                         0                 0     $          0
                                                                                ------------     -------------     ------------


         Cash, end of period                                                    $          0     $           0     $          0
                                                                                ============     =============     ============


                 See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2005, AND DECEMBER 31, 2004


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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2005 and 2004, and December 31, 2004 and 2003.

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

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2005, AND DECEMBER 31, 2004



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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2005, 2004, 2003, and since inception. As of March 31, 2005 and 2004, December 31, 2004 and 2003, and since inception, the Company had no dilutive potential common shares.

         NOTE 3.  INCOME TAXES

         There is no provision for income taxes for the period ended March 31, 2005, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of March 31, 2005 is as follows:

                  Net operating loss carry forward         $           43,355
                  Valuation allowance                      $          (43,355)
                                                           -------------------

                  Net deferred tax asset                   $                0

         The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2005, AND DECEMBER 31, 2004

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

Liquidity.

         As of March 31, 2004, we had total liabilities of $34,372 and as of March 31, 2005, we had total liabilities of $41,255 or an increase of $6,883. As of March 31, 2004, we had a negative net worth of $34,372 and as March 31, 2005, we had a negative net worth of $41,244. As of December 31, 2004, we had total liabilities of $40,130 and a negative net worth of $41,255. During the quarter ended March 31, 2005, our liabilities and our negative net worth increased by $1,125.

         We have had no revenues from inception through December 31, 2004 and we had no revenues for the period ended March 31, 2005. We have a loss from inception through December 31, 2004 of 42,230 and a loss from inception through March 31, 2005 of $43,355 or an increase for the first quarter of $1,125.

         We have officer's advances of $41,255 from inception to March 31, 2005. The officer's advances as of December 31, 2004 were $40,130 or an increase for the current quarter of $1,125.

Recent Accounting Pronouncements.

         Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up and organization costs, requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SPO 98-5, we have been informed that there has been little to no effect on our financial statements.

         In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that we classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As required by SFAS 150, we have adopted this new accounting standard effective July 1, 2003. Our adoption of SFAS 150 will have no material impact on our financial statements.

         In November 2003, the EITF reached a consensus on Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than 12 months and those in a loss position for greater than 12 months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. We believe that the provisions of this consensus do not have a significant effect on our financial position or operating results.

         We have been informed that in November 2003, the EITF reached a consensus on Issue 03-10, Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers, addressing how a reseller is to account for the redemption of a manufacturer's coupon by a consumer at the reseller's location (EITF 03-10). EITF 03-10 eliminates the option that permitted resellers to report the value of the consideration received as a reduction in costs of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. Unless we decide to commence operations under our original business plan as a manufacturer and not as a sales agent and utilize coupons (which was never our intent), Issue 03-10 most likely will not be applicable to us.

         Further, in December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. The statement does not change the measurement or recognition of those plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003. The adoption of SFAS No. 132 (revised) did not have an impact on our financial condition or results of operations

Item 3.  Qualitative and Quantitative Disclosures About Market Risk.

         We have not considered nor conducted any research concerning qualitative and quantitative market risk.

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


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .......................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ........................................None

Item 3 - Defaults by the Company on its
         Senior Securities .......................................None

Item 4 - Submission of Matter to Vote of Security
         Holders .................................................None

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

Dated:  May 4, 2005        BLACKFOOT ENTERPRISES, INC.


                              By: /s/ JOHANN RATH
                                 ----------------------
                                   Johann Rath
                                   President and Chief Executive
                                   Officer and Director

                              By: /s/ TERRI RUSSO
                                 ----------------------
                                   Terri Russo
                                   Treasurer and Chief Financial
                                   Officer and Director