Form 10QSB
period 2005-06-30
BLACKFOOT ENTERPRISES INC
filed 2005-08-15
CIK 1120370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

         At June 30, 2005, and as of the date hereof, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/





                                      -2-



                                     PART I

                              FINANCIAL INFORMATION


Item 1.   Financial Statements



                           BLACKFOOT ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                FINANCIAL REPORTS

                                  JUNE 30, 2005
                                DECEMBER 31, 2004

                           BLACKFOOT ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS







REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F-1
----------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheets                                                        F-2

   Statements of Operations                                              F-3

   Statements of Stockholders' Deficit                                   F-4

   Statements of Cash Flows                                              F-5

   Notes to Financial Statements                                   F-6 - F-9
----------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Blackfoot Enterprises, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheets of Blackfoot Enterprises, Inc. (A Development Stage Enterprise) as of June 30, 2005 and December 31, 2004, and the related statements of income, stockholders' deficit, and cash flows for the year then ended, and the period July 10, 1996 (inception) through June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackfoot Enterprises, Inc. (A Development Stage Enterprise) as of June 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the periods then ended, and the period July 10, 1996 (inception) through June 20, 2005, in conformity with generally accepted accounting principles.

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



Kyle L. Tingle, CPA, LLC



July 13, 2005
Las Vegas, Nevada


                  BLACKFOOT ENTERPRISES, INC.
               (A DEVELOPMENT STAGE ENTERPRISE)
                        BALANCE SHEETS


                                                                                             June 30,     December 31,
                                                                                                 2005             2004
                                                                                        -------------     ------------
                                                  ASSETS

 CURRENT ASSETS                                                                         $           0     $          0
                                                                                        -------------     ------------
             Total current assets                                                       $           0     $          0
                                                                                        -------------     ------------
                    Total assets                                                        $           0     $          0
                                                                                        =============     ============

                                   LIABILITIES AND STOCKHOLDERS' DEFICIT
 CURRENT LIABILITIES
      Accounts payable                                                                  $           0     $          0
      Officers advances                                                                        42,224           40,130
                                                                                        -------------     ------------
             Total current liabilities                                                  $      42,224     $     40,130
                                                                                        -------------     ------------
 STOCKHOLDERS' DEFICIT
      Common stock: $.001 par value;
         authorized 25,000,000 shares; issued
         and outstanding: 2,100,000 at
         June 30, 2005 and December 31, 2004                                            $       2,100     $      2,100
      Additional paid-in capital                                                                    0                0
      Accumulated deficit during development stage                                            (44,324)         (42,230)
                                                                                        -------------     ------------
             Total stockholders' deficit                                                $     (42,224)    $    (40,130)
                                                                                        -------------     ------------
                    Total liabilities and
                    stockholders' deficit                                               $           0     $          0
                                                                                        =============     ============



         See Accompanying Notes to Financial Statements.

                    BLACKFOOT ENTERPRISES, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF OPERATIONS




                                                              Six Months Ended               July 10, 1996
                                                                                            (inception) to
                                                          June 30,          June 30,              June 30,
                                                              2005              2004                  2005
                                                      ------------     -------------          ------------
 Revenues                                             $          0     $           0          $         0

 Cost of revenue                                                 0                 0                    0
                                                      ------------     -------------          ------------
            Gross profit                              $          0     $           0          $         0
 General, selling and
    administrative expenses                                  2,094             6,313               44,324
                                                      ------------     -------------          ------------
            Operating loss                            $     (2,094)    $      (6,313)         $   (44,324)

 Nonoperating income (expense)                                   0                 0                    0
                                                      ------------     -------------          ------------
    Net loss                                          $     (2,094)    $      (6,313)         $   (44,324)
                                                      ============     =============          ============

    Net loss per share, basic
    and diluted                                       $     (0.00)     $       (0.00)         $     (0.02)
                                                      ============     =============          ============
    Average number of shares
    of common stock outstanding                          2,100,000         2,100,000            2,100,000
                                                      ============     =============          ============



         See Accompanying Notes to Financial Statements.


                 BLACKFOOT ENTERPRISES, INC.
              (A DEVELOPMENT STAGE ENTERPRISE)
             STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                        ACCUMULATED
                                                                                          (DEFICIT)
                                             COMMON STOCK              ADDITIONAL          DURING
                                       --------------------------       PAID-IN         DEVELOPMENT
                                         SHARES         AMOUNT           CAPITAL            STAGE                 TOTAL
                                       ----------   -------------     ------------     -------------          ------------

July 6, 1996                           2,100,000    $       2,100     $          0                            $      2,100

Net loss, December 31, 1996                                                                   (2,100)               (2,100)
                                       ----------   -------------     ------------     -------------          ------------
Balance, December 31, 1996             2,100,000    $       2,100     $          0     $      (2,100)         $          0

Net loss, December 31, 1997                                                                        0                     0
                                       ----------   -------------     ------------     -------------          ------------
Balance, December 31, 1997             2,100,000    $       2,100     $          0     $      (2,100)         $          0

Net loss, December 31, 1998                                                                        0                     0
                                       ----------   -------------     ------------     -------------          ------------
Balance, December 31, 1998             2,100,000    $       2,100     $          0     $      (2,100)         $          0

Net loss, December 31, 1999                                                                        0                     0
                                       ----------   -------------     ------------     -------------          ------------
Balance, December 31, 1999             2,100,000    $       2,100     $          0     $      (2,100)         $          0

April 24, 2000, changed from no
    par value to $.001                                     (2,079)           2,079
April 24, 2000, forward stock
    100:1                                                   2,079           (2,079)
Net loss, December 31, 2000                                                                  (24,662)              (24,662)
                                       ----------   -------------     ------------     -------------          ------------
Balance, December 31, 2000             2,100,000    $       2,100     $          0     $     (26,762)         $    (24,662)

Net loss December 31, 2001                                                                    (5,677)               (5,677)
                                       ----------   -------------     ------------     -------------          ------------
Balance, December 31, 2001             2,100,000    $       2,100     $          0     $     (32,439)         $    (30,339)

Net loss, December 31, 2002                                                                   (1,873)               (1,873)
                                       ----------   -------------     ------------     -------------          ------------
Balance, December 31, 2002             2,100,000    $       2,100     $          0     $     (34,312)         $    (32,212)

Net loss, December 31, 2003                                                                     (615)                 (615)
                                       ----------   -------------     ------------     -------------          ------------
Balance, December 31, 2003             2,100,000    $       2,100     $          0     $     (34,927)         $    (32,827)

Net loss, December 31, 2004                                                                   (7,303)               (7,303)
                                       ----------   -------------     ------------     -------------          ------------
Balance, December 31, 2004             2,100,000    $       2,100     $          0     $     (42,230)         $    (40,130)

Net loss, June 30, 2005                                                                       (2,094)               (2,094)
                                       ----------   -------------     ------------     -------------          ------------
Balance, June 30, 2005                 2,100,000    $       2,100     $          0     $     (44,324)         $    (42,224)
                                       ==========   =============     ============     =============          ============

         See Accompanying Notes to Financial Statements.



                           BLACKFOOT ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                 Six Months Ended             July 10, 1996
                                                                                                             (inception) to
                                                                             June 30,          June 30,            June 30,
                                                                                 2005              2004                2005


 Cash Flows From
 Operating Activities
     Net (loss)                                                         $     (2,094)    $      (6,313)     $      (44,324)
     Adjustments to reconcile net (loss)
     to cash (used in) operating activities:
     Changes in assets and liabilities
     Increase in accounts payable                                                  0              (700)                  0
                                                                        ------------     -------------      --------------

          Net cash (used in)
             operating activities                                       $     (2,094)    $      (7,013)     $      (44,324)
                                                                        ------------     -------------      --------------
 Cash Flows From
 Investing Activities                                                   $          0     $           0      $            0
                                                                        ------------     -------------      --------------
 Cash Flows From
 Financing Activities
     Issuance of common stock                                                      0                 0               2,100
     Increase in officer advances                                              2,094             7,013              42,224
                                                                        ------------     -------------      --------------
          Net cash (used in)
             financing activities                                       $      2,094     $       7,013      $       44,324
                                                                        ------------     -------------      --------------
          Net increase (decrease)
             in cash                                                    $          0     $           0      $            0

 Cash, beginning of period                                                         0                 0      $            0
                                                                        ------------     -------------      --------------
 Cash, end of period                                                    $          0     $           0      $            0
                                                                        ============     =============      ==============

 SUPPLEMENTAL INFORMATION

 Interest paid                                                          $          0     $           0      $            0
                                                                        ============     =============      ==============
 Income taxes paid                                                      $          0     $           0      $            0
                                                                        ============     =============      ==============


         See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2005, AND DECEMBER 31, 2004


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2005 and December 31, 2004.

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

                           BLACKFOOT ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2005, AND DECEMBER 31, 2004

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "INVENTORY COSTS (AN AMENDMENT OF ACCOUNTING RESEARCH BULLETIN NO. 43, CHAPTER 4)." SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense and is effective for fiscal years beginning after July 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a significant impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "SHARE-BASED PAYMENT." SFAS No. 123R replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

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

                           BLACKFOOT ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2005, AND DECEMBER 31, 2004

NOTE 2.  STOCKHOLDERS' EQUITY (CONTINUED)

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2005, 2004, and since inception. As of June 30, 2005, December 31, 2004, and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of June 30, 2005 and December 31, 2004 is as follows:

                                               June 30, 2005     Dec. 31, 2004
                                               -------------     -------------
   Net operating loss carryforward             $      15,513     $      14,781
   Valuation allowance                               (15,513)          (14,781)
                                               -------------     -------------
   Net deferred tax asset                      $           0     $           0
                                               =============     =============

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                      June 30, 2005     Dec. 31, 2004    Since Inception
                                      -------------     -------------    ---------------
   Tax at statutory rate (35%)        $         733     $       2,556    $      15,513
   Increase in valuation allowance             (733)           (2,556)         (15,513)
                                      -------------     -------------    ---------------
   Net deferred tax asset             $           0     $           0    $           0
                                      =============     =============    ===============


The net federal operating loss carry forward will expire between 2016 and 2024. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           BLACKFOOT ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2005, AND DECEMBER 31, 2004



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

Generally.

          We currently have no assets or operations. Since January 1, 1997, we have been in the developmental stage and have had no operations. We originally had intended to engage in the sale of reproduced full size cigar store Indians and reproduced totem poles. Our business concept contemplated that we would only to be a sales agent. As at December 31, 1996, all funds raised by the sale of shares of $.001 par value common stock in order to fulfill our initial objective had been expended and we, thereafter, become dormant.

         As of the date hereof, we can be defined as a "shell" company, whose sole purpose is to locate and consummate a merger or acquisition with another public entity or a private entity. We are not a blank-check or blind pool company.

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

         On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. These rules were published in the Federal Register on July 21, 2005 and are effective as of August 22, 2005, except for an amendment to Item 5.06 of the Form 8-K that becomes effective on November 5, 2005. The amendments expand the definition of a shell company to be a company with no or nominal operations, assets consisting of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. The rules and rule amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report an event that causes it to cease being a shell company. The shell company will be required to file financial statements within four days about the transaction. Where an operating company acquires a shell company and the operating company survives the transaction, the operating company will have acquired control of the shell for purposes of the definition of "succession" under the final rules and the operating company, as the surviving entity, will be required to file a Form 8-K under Item 5.01. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

         We are currently not engaged in any preliminary negotiations to effectuate a business combination. However, certain of our majority shareholders have had preliminary negotiations that, if consummated, may result in a change in control. In addition to the requirements that apply to us for disclosing information in a Form 8-K or other applicable disclosure document, we have been informed that, if, pursuant to any arrangement or understanding with the person or persons acquiring securities in a transaction subject to the 1934 Act, any persons are to be elected or designated as directors of the Company, otherwise than at a meeting of security holders, and the persons so elected or designated will constitute a majority of the directors of the Company, then, not less than 10 days prior to the date any such persons take office as a director, or such shorter period prior to the date the Securities and Exchange Commission may authorize upon a showing of good cause therefore, the Company shall file with the Securities and Exchange Commission and transmit to all holders of record of securities of the Company who would be entitled to vote at a meeting for election of directors, information substantially equivalent to certain information which would be required by Schedule 14A of Regulation 14A to be transmitted if such person or persons were nominees for election as directors at a meeting of such security holders.

         As part of any transaction that may result in the change in our control, Johann Rath may forgive some or all of the $42,224 indebtedness owed to him by us. Further, as a result of any transaction that may result in a change of our control or results in a business combination, our controlling shareholders may transfer the shares of stock owned by them to others or surrender for cancellation to us all or part of their shares of stock.

Financial Condition.

         Our independent registered public accounting firm's going concern opinion for the year end December 31, 2004 and in the current audited financial statements as of June 30, 2005 indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

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

Liquidity and Operational Results.

         We have no current operating history and do not have any revenues or earnings from operations. We have no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

         We are dependent upon our officers to meet any de minimis costs that may occur. Johann Rath, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

         As of December 31, 2004, we had total liabilities of $40,130 and as of June 30, 2005, we had total liabilities of $42,224 or an increase of $2,094. As of December 31, 2004, we had a negative net worth of $40,130 and as June 30, 2005, we had a negative net worth of $42,224. As of December 31, 2004, we had total liabilities of $40,130 and a negative net worth of $40,130. During the quarter ended June 30, 2005, our liabilities and our negative net worth increased by $2,094.

         We have had no revenues from inception through December 31, 2004 and we had no revenues for the period ended June 30, 2005. We have a loss from inception through December 31, 2004 of 42,230 and a loss from inception through June 30, 2005 of $44,324 or an increase for the six months then ended of $2,094.

         We have officer's advances of $42,224 from inception to June 30, 2005. The officer's advances as of December 31, 2004 were $40,130 or an increase for the six months then ended of $2,094.

Accounting for a Business Combination.

         In July 2001, "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart from goodwill. SGAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

         We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant.

         As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

Recent Accounting Pronouncement.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments. We will adopt the provisions of SFAS No. 123R at that time.

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




                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings ...........................................None

Item 2 - Changes in the Rights of the Company's
                  Security Holders ...................................None

Item 3 -.Defaults by the Company on its
                  Senior Securities ..................................None

Item 4 -          Submission of Matter to Vote of Security
                  Holders ............................................None

Item 5 -          Other Information

Board Meeting.

         Our board held two meetings during the period covered by this current report.

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

         Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent registered public accounting firm the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

         We have had an audit of the financial statements as of December 31, 2004 and as of June 30, 2005 by our independent registered public accounting firm. We are informed and believe that the audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States). Code of Ethics.

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

         23.1 Consent of Independent Public Accountant

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

Dated:  August 12, 2005            BLACKFOOT ENTERPRISES, INC.


                                   By: /s/ JOHANN RATH
                                      --------------------------------
                                           Johann Rath
                                           President and Chief Executive Officer
                                           and Director

                                   By: /s/ TERRI RUSSO
                                      --------------------------------
                                           Terri Russo
                                           Treasurer and Chief Financial
                                           Officer and Director