Form 10QSB
period 2005-09-30
BLACKFOOT ENTERPRISES INC
filed 2005-11-09
CIK 1120370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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

         At September 30, 2005, and as of the date hereof, there were outstanding 9,750,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS







                           BLACKFOOT ENTERPRISES, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                               SEPTEMBER 30, 2005
                                DECEMBER 31, 2004

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

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

   Notes to Financial Statements                                          F-6-10

________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Blackfoot Enterprises, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheets of Blackfoot Enterprises, Inc. (A Development Stage Enterprise) as of September 30, 2005 and December 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the nine and three months then ended, and the period July 10, 1996 (inception) through September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackfoot Enterprises, Inc. (A Development Stage Enterprise) as of September 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the nine and three months then ended, and the period July 10, 1996 (inception) through June 20, 2005, in conformity with generally accepted accounting principles.

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



Kyle L. Tingle, CPA, LLC



October 17, 2005
Las Vegas, Nevada


                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                       September 30,       December 31,
                                                                2005               2004
                                                       _____________       ____________

                                     ASSETS

CURRENT ASSETS                                           $      0            $      0
                                                         ________            ________
         Total current assets                            $      0            $      0
                                                         ________            ________
            Total assets                                 $      0            $      0
                                                         ========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                      $      0            $      0
   Officers advances                                       44,742              40,130
                                                         ________            ________
         Total current liabilities                       $ 44,742            $ 40,130
                                                         ________            ________


STOCKHOLDERS' EQUITY
   Common stock: $.001 par value;
      authorized 25,000,000 shares;
      issued and outstanding:
      9,750,000 shares at September 30, 2005
      31,500,000 shares at December 31, 2004             $  9,750            $ 31,500
   Additional Paid In Capital                              (7,650)            (29,400)
   Accumulated deficit during development stage           (46,842)            (42,230)
                                                         ________            ________
         Total stockholders' equity                      $(44,742)           $(40,130)
                                                         ________            ________
            Total liabilities and
            stockholders' equity                         $      0            $      0
                                                         ========            ========


                 See Accompanying Notes to Financial Statements.



                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                            July 10, 1996
                                          Three months ended                   Nine months ended           (inception) to
                                    September 30,     September 30,     September 30,    September 30,      September 30,
                                             2005              2004              2005             2004               2005
                                    _____________     _____________     ____________     ____________      ______________
                                                       (unaudited)                        (unaudited)

Revenues                             $        0        $        0        $        0       $        0         $        0

Cost of revenue                               0                 0                 0                0                  0
                                     __________        __________        __________       __________         __________
      Gross profit                   $        0        $        0        $        0       $        0         $        0

General, selling and
   administrative expenses                2,518               489             4,612            6,802             46,842
                                     __________        __________        __________       __________         __________
      Operating loss                 $   (2,518)       $     (489)       $   (4,612)      $   (6,802)        $  (46,842)

Nonoperating income (expense)                 0                 0                 0                0                  0
                                     __________        __________        __________       __________         __________
   Net loss                          $   (2,518)       $     (489)       $   (4,612)      $   (6,802)        $  (46,842)
                                     ==========        ==========        ==========       ==========         ==========

   Net loss per share, basic
   and diluted                       $    (0.00)       $    (0.00)       $    (0.00)      $    (0.00)
                                     ==========        ==========        ==========       ==========
   Average number of shares
   of common stock outstanding       24,407,609        31,500,000        29,109,890       31,500,000
                                     ==========        ==========        ==========       ==========


                 See Accompanying Notes to Financial Statements.



                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           Accumulated
                                                                                            (Deficit)
                                              Common Stock               Additional          During
                                      ____________________________        Paid-In          Development
                                        Shares            Amount          Capital             Stage            Total
                                      __________        __________       __________        ___________       _________

July 6, 1996                          31,500,000        $   31,500       $  (29,400)                         $   2,100
Net loss, December 31, 1996                                                                     (2,100)         (2,100)
                                      __________        __________       __________        ___________       _________
Balance, December 31, 1996            31,500,000        $   31,500       $  (29,400)       $    (2,100)      $       0

Net loss, December 31, 1997                                                                          0               0
                                      __________        __________       __________        ___________       _________
Balance, December 31, 1997            31,500,000        $   31,500       $  (29,400)       $    (2,000)      $       0

Net loss, December 31, 1998                                                                          0               0
                                      __________        __________       __________        ___________       _________
Balance, December 31, 1998            31,500,000        $   31,500       $  (29,400)       $    (2,100)      $       0

Net loss, December 31, 1999                                                                          0               0
                                      __________        __________       __________        ___________       _________
Balance, December 31, 1999            31,500,000        $   31,500       $  (29,400)       $    (2,100)      $       0
April 24, 2000, changed from no
    par value to $.001                                     (31,185)          31,185
April 24, 2000, forward stock
    100:1                                                   31,185          (31,185)
Net loss, December 31, 2000                                                                    (24,662)        (24,662)
                                      __________        __________       __________        ___________       _________
Balance, December 31, 2000            31,500,000        $   31,500       $  (29,400)       $   (26,762)      $ (24,662)

Net loss December 31, 2001                                                                      (5,677)         (5,677)
                                      __________        __________       __________        ___________       _________
Balance, December 31, 2001            31,500,000        $   31,500       $  (29,400)       $   (32,439)      $ (30,339)

Net loss, December 31, 2002                                                                     (1,873)         (1,873)
                                      __________        __________       __________        ___________       _________
Balance, December 31, 2002            31,500,000        $   31,500       $  (29,400)       $   (34,312)      $ (32,212)

Net loss, December 31, 2003                                                                       (615)           (615)
                                      __________        __________       __________        ___________       _________
Balance, December 31, 2003            31,500,000        $   31,500       $  (29,400)       $   (34,927)      $ (32,827)

Net loss, December 31, 2004                                                                     (7,303)         (7,303)
                                      __________        __________       __________        ___________       _________
Balance, December 31, 2004            31,500,000        $   31,500       $  (29,400)       $   (42,230)      $ (40,130)
                                      __________        __________       __________        ___________       _________
August 24, 2005, surrender
  and cancellation of  shares        (21,750,000)          (21,750)          21,750
September 6, 2005 stock
  dividend 14:1 (Note 2)
Net loss, September 30, 2005                                                                    (4,612)         (4,612)
                                      __________        __________       __________        ___________       _________
Balance, September 30, 2005            9,750,000        $    9,750       $   (7,650)       $   (46,842)      $ (44,742)
                                      ==========        ==========       ==========        ===========       =========


                 See Accompanying Notes to Financial Statements.




                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                       July 10, 1996
                                         Nine  Months Ended           (inception) to
                                   September 30,    September 30,      September 30,
                                            2005             2004               2005
                                   _____________     ____________     ______________

Cash Flows From
Operating Activities
    Net (loss)                      $   (4,612)      $   (6,802)       $  (46,842)
    Adjustments to reconcile
    net (loss) to cash
    (used in) operating
    activities:
    Changes in assets
    and liabilities
    Dencrease in accounts payable            0             (700)                0
                                    __________       __________        __________

         Net cash (used in)
            operating activities    $   (4,612)      $   (7,502)       $  (46,842)
                                    __________       __________        __________

Cash Flows From
Investing Activities                $        0       $        0        $        0
                                    __________       __________        __________

Cash Flows From
Financing Activities
    Issuance of common stock                 0                0             2,100
    Increase in officer advances         4,612            7,502            44,742
                                    __________       __________        __________

         Net cash (used in)
            financing activities    $    4,612       $    7,502        $   46,842
                                    __________       __________        __________

         Net increase (decrease)
            in cash                 $        0       $        0        $        0

Cash, beginning of period                    0                0                 0
                                    __________       __________        __________
Cash, end of period                 $        0       $        0        $        0
                                    ==========       ==========        ==========

SUPPLEMENTAL INFORMATION

Interest paid                       $        0       $        0        $        0
                                    ==========       ==========        ==========

Income taxes paid                   $        0       $        0        $        0
                                    ==========       ==========        ==========


                 See Accompanying Notes to Financial Statements.


                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2005, AND DECEMBER 31, 2004


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2005 and December 31, 2004.

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

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2005, AND DECEMBER 31, 2004


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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments.

On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB's SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company anticipates adopting SFAS 123R in the first quarter 2006.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "Accounting for Conditional Asset Retirement Obligations--an Interpretation of FASB Statement No. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our consolidated financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" ("SFAS No. 153"). The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB No. 29"), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2005, AND DECEMBER 31, 2004


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

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

On April 24, 2000, the Company's shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 21,000 to 31,500,000. Prior period information has been restated to reflect the stock split

On August 31, 2005,  the officers and directors of the Company  surrendered  for
cancellation   1,450,000   shares  of  common  stock,   leaving  650,000  shares
outstanding.

Subsequent to the cancellation of the common stock of the officers and directors, the Company issued a stock dividend of 14 shares for each share outstanding on September 6, 2005. This resulted in common stock outstanding of 9,750,000 after the stock dividend.

All prior year information has been adjusted to reflect the stock dividend.

The Company has not authorized any preferred stock.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2005, AND DECEMBER 31, 2004


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 24,407,609 and 29,109,890 for the three and nine months ended September 30, 2005, respectively, and 31,500,000 during 2004. As of September 30, 2005, December 31, 2004, and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of September 30, 2005 and December 31, 2004 is as follows:

                                         Sept. 30, 2005     Dec. 31, 2004
                                         ______________     _____________

     Net operating loss carryforward       $ 16,395           $ 14,781
     Valuation allowance                    (16,395)           (14,781)
                                           ________           ________
     Net deferred tax asset                $      0           $      0
                                           ========           ========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                         Sept. 30, 2005     Dec. 31, 2004     Since Inception
                                         ______________     _____________     _______________

     Tax at statutory rate (35%)           $  1,614           $  2,556           $ 16,395
     Increase in valuation allowance         (1,614)            (2,556)           (16,395)
                                           ________           ________           ________
     Net deferred tax asset                $      0           $      0           $      0
                                           ========           ========           ========


The net federal operating loss carry forward will expire between 2016 and 2025. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2005, AND DECEMBER 31, 2004


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

         On October 24, 2005, we executed a letter of intent dated October 21, 2005 with representatives of Tower Tech Systems, Inc. ("Tower Tech"), a Wisconsin corporation, and certain representatives of its shareholders pursuant to which the parties intend to negotiate in good faith a transaction in which we will acquire all of the issued and outstanding shares of stock of Tower Tech in exchange for the issuance in the aggregate of 25,250,000 of our shares of common stock. Upon completion of the transaction, the shareholders of Tower Tech would own 72.1% of our issued and outstanding shares.

         Tower Tech engineers and manufactures wind turbine extension towers. Tower Tech is dedicated to exclusively mass-produced wind tower support structures, turbine assemblies, and monopiles. The production facility consists of 46 acres with over 700,000 square feet of heavy manufacturing space located under one roof.

         The management of Tower Tech believes it has one of the largest production capacities of any wind tower manufacturer in North America, and that its ability to integrate the entire manufacturing process at its facility sets it apart from other manufacturers in the United States.

         We are currently negotiating the terms and conditions of a Share Exchange Agreement. The consummation of the transactions contemplated by the letter of intent and, when executed, the Share Exchange Agreement is or will be subject to closing conditions, including, among other things, necessary shareholder approval to increase the number of authorized and unissued shares of common stock and changing of our name to Tower Tech Systems, Inc., and the appropriate compliance and filing of reports with the Securities Exchange Commission to comply with the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder (the "1934 Act").

         As of the date of this report, pending the consummation of the transaction with Tower Tech, we may still be defined as a "shell" company, whose sole purpose is to locate and consummate a merger or acquisition with another public entity or a private entity.

Regulatory Issues.

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

         In the event that we enter into a material definitive agreement, i.e. the Share Exchange Agreement to acquire Tower Tech, we will file a Form 8-K. We may be required to make additional disclosures in other filings to obtain the necessary shareholder approval to increase the number of authorized and unissued common stock with the changing of our name to Tower Tech Systems, Inc., to comply with the 1934 Act.

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

Financial Condition.

         Our independent registered public accounting firm's going concern opinion for the year end December 31, 2004 and in the current audited financial statements as of September 30, 2005 indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

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

         As of December 31, 2004, we had total liabilities of $40,130 and as of September 30, 2005, we had total liabilities of $44,742 or an increase of $4,612. As of December 31, 2004, we had a negative net worth of $40,130 and as September 30, 2005, we had a negative net worth of $44,742. During the nine months ended September 30, 2005, our liabilities and our negative net worth increased by $4,612.

         We have had no revenues from inception through December 31, 2004 and we had no revenues for the period ended September 30, 2005. We have a loss from inception through December 31, 2004 of $42,230 and a loss from inception through September 30, 2005 of $46,842 or an increase for the nine months then ended of $4,612.

         We have officer's advances of $44,742 from inception to September 30, 2005. The officer's advances as of December 31, 2004 were $40,130 or an increase for the nine months then ended of $4,612.

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

Board Meetings.

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

         We have had an audit of the financial statements as of December 31, 2004 and as of September 30, 2005 by our independent registered public accounting firm. We are informed and believe that the audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Dividend and Surrender for Cancellation.

         On August 24, 2005, our board of directors declared a 14 for 1 stock dividend payable to our stockholders of record as of September 6, 2005. Between August 24, 2005 and September 15, 2004, Johann Rath, Deborah D. Rath and Terri Russo surrendered for cancellation 1,350,000 shares. After the surrender for cancellation of said shares and giving effect to the 14 for 1 stock dividend, we now have 9,750,000 shares issued and outstanding.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed during the quarter covered by this report:

                  Form 8-K filed on September 9, 2005.

         The following exhibits are filed with this report:

                  23.1 Consent of Kyle Tingle, Certified Public Accountant.

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



Dated:  November 9, 2005           BLACKFOOT ENTERPRISES, INC.



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