Form 10KSB
period 2005-12-31
TOWER TECH HOLDINGS INC.
filed 2006-05-11
CIK 1120370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                        --------------   --------------

                         Commission file number: 0-31313

                            TOWER TECH HOLDINGS INC.
                 (Name of small business issuer in its charter)

             NEVADA                                      88-0409160
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             980 MARITIME DRIVE, SUITE 6, MANITOWOC, WISCONSIN 54220
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (920) 684-5531

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X]

State issuer's revenues for its most recent fiscal year:  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,339,838.88 AS OF MARCH 28, 2006

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,000,000 AS OF APRIL 30, 2006

Transitional Small Business Disclosure Format (Check one):    Yes   ; No X
                                                                 ---    ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------------------------------------------------------

CORPORATE HISTORY

         Tower Tech Holdings Inc. (sometimes the "Company") was incorporated on July 10, 1996 under the laws of the State of Nevada to engage in any lawful corporate activity. We originally intended to engage in the sale of reproduced full size cigar store Indians and reproduced totem poles. As at December 31, 1996, all funds raised by the sale of shares of our common stock in order to fulfill our initial objective had been expended and we, thereafter, become dormant.

         From January 1, 1997 to February 6, 2006, we were in the developmental stage and had no operations. We became a reporting company on a voluntary basis because the primary attraction of the Company as a merger partner or acquisition vehicle would be its status as a public company. In addition, we became a reporting company to enhance investor protection and to provide information if a trading market were to commence.

         On August 24, 2005, our board of directors declared a 14 for 1 stock dividend to our stockholders of record as of September 6, 2005. Prior to the record date, certain stockholders agreed to surrender for cancellation 1,450,000 shares of common stock. After the surrender for cancellation of 1,450,000 shares and giving effect to the 14 for 1 stock dividend, there were 9,750,000 shares issued and outstanding.

         On November 18, 2005, we entered into a Share Exchange Agreement with Tower Tech Systems, Inc. ("Tower Tech") and its shareholders, providing for the acquisition of the issued and outstanding capital stock of Tower Tech in exchange for 25,250,000 of our newly issued shares (the "Acquisition"). On February 6, 2006 (the "Closing Date"), the transaction closed and Tower Tech became our wholly owned subsidiary. Accordingly, the former Tower Tech shareholders now own 72.1% of our 35,000,000 outstanding shares. Upon closing, we were no longer deemed to be a "shell company" as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act").

         Also upon closing, all of the then existing members of the Board of Directors of the Company resigned, expanded the board to five members, and appointed the management of Tower Tech as the new management of the Company.

         We filed a Certificate of Amendment with the Nevada Secretary of State with an effective date of February 7, 2006, changing our name from Blackfoot Enterprises, Inc. to Tower Tech Holdings Inc. and increasing our authorized capital stock to consist of 100,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

         From and after the Closing Date, the operations of Tower Tech are the only operations of the Company.

PRINCIPAL PRODUCTS

         Tower Tech was incorporated in Wisconsin on October 13, 2003. Tower Tech engineers and manufactures wind turbine extension towers. It has already manufactured the country's tallest tower, erected in the State of Wyoming.

         Tower Tech currently has a Tower Production Agreement with Vestas Towers Inc. dated May 11, 2005, pursuant to which Tower Tech has become a preferred tower supplier to Vestas. Vestas Towers

Inc. is part of Vestas Wind Systems A/S, a company based in Denmark whose stock is traded on the Copenhagen Stock Exchange. Under the terms of the agreement, Vestas supplies Tower Tech with certain fabrication and production support and a minimum number of towers to construct for each year of the agreement at agreed upon prices for labor and materials. Tower Tech has agreed to furnish the towers on a preferred basis, providing Vestas with the first right to fill the Tower Tech order book during the agreement's two year term through the signing of Tower Purchase Agreements. For the first year of the agreement, Vestas is to order, accept delivery of and pay for a minimum of 72 towers. For the second year of the agreement, Vestas is to order, accept delivery of and pay for a minimum of 75 towers. The Vestas towers consist of four sections each, and the Tower Production Agreement envisions a minimum of 12 sections per month.

         On July 11, 2005, Vestas Towers Canada, Inc. entered into its first Tower Purchase Agreement for the manufacture of twenty-two 78-meter towers for $2,970,000 (the "Kingsbridge Order"), and on July 12, 2005, Vestas Towers America, Inc. entered into a Tower Purchase Agreement for the manufacture of eighteen 80-meter towers for $2,034,720 (the "Flatrock Order"). In both cases, Vestas agreed to provide steel and other inputs to the production process. On August 22, 2005, Vestas reassessed its ability to provide the inputs on schedule and, in cooperation with Tower Tech, adjusted the Kingsbridge Order to sixteen towers and cancelled the Flatrock Order. Tower Tech completed work on the modified Kingsbridge Order in March 2006.

         Tower Tech leases, or has options to lease, more than 700,000 square feet of heavy manufacturing under roof. It currently occupies 163,400 square feet, with an additional 40,000 square feet of administrative and engineering space available above its current offices. The manufacturing facility has direct rail and highway access, as well as a deep water shipping channel with direct access to Lake Michigan. Tower Tech can uniquely offer wind tower support structure, monopile, and turbine structure fabrication and assembly all in one location. The production plant features high definition plasma and oxy-fuel contour plate beveling by ALLtra Corporation, automated plate rolling by FACCIN USA, and tandem wire submerged welding units by Miller Electric Mfg. Co. Tower Tech currently has a production capacity of 50 towers per year and plans to expand to 400-500 towers per year by 2009.

         Tower Tech's manufacturing process starts with the delivery of raw materials. Such delivery is verified to comply with customer requirements by inspectors upon receipt. The materials proceed to a processing area where they are burned to proper shape and size. The materials are then prepared for rolling, in which they are transformed into various cylindrical shapes. Cylinders are then welded according to customer specifications and inspected for compliance. The end cylinders are then joined to mating flanges, which are then joined to other cylinders, which make a tower section. Towers generally range from three to four sections. After welding and inspection of tower sections are completed, the sections are moved to the blast/paint area, where the sections receive the proper blast, prime and finish paint process according to the customer specifications. The finish is then inspected and released for final assembly, where section internals are installed. These include ladders, platforms and any electrical components specified by the customer. After assembly, sections are again inspected, released, and prepared for shipping.

SOURCES AND AVAILABILITY OF RAW MATERIALS

         During 2005, Tower Tech was supplied with all raw materials by Clipper Windpower, Inc. and Vestas Wind Systems. Tower Tech began to prepare during the period to market an "all-in" production service, under which Tower Tech would procure raw materials, manufacture and deliver finished towers for Clipper Windpower, Vestas Wind Systems, and Gamesa Wind, among others. Raw materials suppliers are situated both in the United States and abroad and will be used as sources according to material availabilities. Some suppliers of steel plate include Mittal Steel USA, IPSCO Inc., Nucor

Corporation, and Algoma Steel Inc. Flange suppliers include CAB Incorporated, Frisa Forjados S.A. de C.V., and Scot Forge. Paint suppliers include Hempel USA, Sherwin-Williams, and International Paint Limited. As wind generation prospects increase, the availability of certain raw materials has tightened due to rising demand.

DISTRIBUTION

         Tower Tech management believes that there is a substantial gap between demand for wind towers in North America and the capacity to supply those towers. Because of this supply deficit, customers come to Tower Tech to negotiate for access to Tower Tech's production capacity. Tower Tech generates sales through negotiations with these customers.

COMPETITION

         Tower Tech believes that there are roughly six other tower manufacturers in the United States. All of these manufacturers, including Tower Tech, enjoy a favorable imbalance between supply and demand of wind towers. This imbalanced market has not yet injected competitive discipline into the wind tower production sector. Management believes that it is only a matter of time before competitive pressures hit Tower Tech and that companies will compete on the basis of price, turn-around time, costs of transportation for delivery of the towers, and location of the manufacturing facility with respect to the location of the wind farm.

         Tower Tech's business plan calls for targeted capital expenditure and production processes improvements that hopefully will make Tower Tech one of the low-cost leaders in the industry. Management believes that Tower Tech's proximity to a majority of the identified wind farm sites in North America, coupled with its access to the Great Lakes and to convenient land transportation systems, will provide additional pricing, delivery, and other competitive advantages.

CUSTOMERS

         During 2005, Tower Tech was dependent on two customers, Vestas and Clipper Windpower. For the fiscal year ended December 31, 2005, these two customers accounted for 99% of its revenues.

         Tower Tech has engaged in preliminary discussions with several other global providers of wind energy systems, and expects to enter into letters of intent with some of these providers to produce wind towers for their energy projects.

INTELLECTUAL PROPERTY AND SIGNIFICANT ARRANGEMENTS

         Tower Tech does not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

GOVERNMENT REGULATION AND COMPLIANCE WITH ENVIRONMENTAL LAWS

         Tower Tech's operations are subject to numerous federal, state and local environmental and worker health and safety laws and regulations. Tower Tech believes that it is in substantial compliance with such laws and regulations and has not budgeted any material capital expenditures for environmental control facilities.

RESEARCH AND DEVELOPMENT

         During the 2005 and 2004 fiscal years, Tower Tech spent $62,732 and $176,431, respectively, on research and development activities. None of these amounts were borne by any customers.

EMPLOYEES

         At December 31, 2005, Tower Tech employed 65 employees of which 64 were full-time. Tower Tech believes that its relationship with its employees is good. After completion of the modified Kingsbridge Order for Vestas in March 2006, we had 7 employees. A total of 53 employees were laid off in late January and February 2006 as the bulk of the work on the Kingsbridge Order had been done by that time. An additional 5 more employees were laid off in March 2006.

RISK FACTORS

         The actual results of the combined company may differ materially from those anticipated in these forward-looking statements. The Company and Tower Tech will operate as a combined company in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond the combined company's control. Additional risks and uncertainties not presently known to us, or that are not currently believed to be important to you, if they materialize, also may adversely affect the combined company.

RISKS RELATED TO TOWER TECH

TOWER TECH IS A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY THAT MAKES IT IMPOSSIBLE TO RELIABLY PREDICT FUTURE GROWTH AND OPERATING RESULTS.

         Tower Tech has not demonstrated that it can:

         o manufacture products in a manner that will enable it to be profitable;
         o establish many of the business functions necessary to operate, including sales, marketing, administrative and financial functions, and establish appropriate financial controls; or
         o  respond effectively to competitive pressures.

TOWER TECH HAS INCURRED OPERATING LOSSES SINCE INCEPTION.

         Since its inception in 2003, Tower Tech has incurred losses every quarter. The extent of Tower Tech's future operating losses and the timing of profitability are highly uncertain, and it may never achieve or sustain profitability. Tower Tech has incurred a significant net loss for the year ended December 31, 2005 of $3,122,684. At December 31, 2005, Tower Tech had an accumulated deficit of $3,875,383. Tower Tech anticipates that it will continue to incur operating losses for the foreseeable future and it is possible that Tower Tech will never generate substantial revenues from product sales.

TOWER TECH'S FUTURE CAPITAL NEEDS ARE UNCERTAIN. WE WILL NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE AND THESE FUNDS MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL.

         We believe that Tower Tech's current cash will not be sufficient to meet projected operating requirements for at least the next 12 months. It is likely that we and/or Tower Tech may seek additional funds from public and private stock offerings, borrowings under credit lines or other sources. Tower Tech's capital requirements will depend on many factors, including:

   o   the revenues generated by sales of products that it manufactures;
   o   the costs required to develop its manufacturing processes;
   o   the expenses it incurs in manufacturing and selling its products;
   o   the costs associated with any expansion;
   o   the costs associated with capital expenditures; and
   o the number and timing of any acquisitions or other strategic transactions.

         As a result of these factors, we may need to raise additional funds, and these funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing shareholders. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance Tower Tech's products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

TOWER TECH IS DEPENDENT UPON A SINGLE CUSTOMER, THE LOSS OF WHICH COULD HAVE AN ADVERSE EFFECT ON OUR REVENUES.

         For the year ended December 31, 2005, Vestas accounted for the overwhelming majority of Tower Tech's revenue. Accordingly, the loss of Vestas would cause revenue to decline and could have a material adverse effect on Tower Tech's business.

TOWER TECH HAS BEEN DEPENDENT UPON ITS OFFICERS, DIRECTORS, AND SHAREHOLDERS TO PROVIDE ITS FUNDING.

         Tower Tech has financed its operations since inception primarily through capital contributed by shareholders and borrowing from both shareholders and financial institutions. During 2004, shareholders contributed capital of $227,925 in the form of free rent and loaned $1,633,700 to Tower Tech. During 2005, shareholders contributed capital of $208,000 in the form of management salaries and loaned $1,456,925 to Tower Tech. Borrowing from financial institutions, with personal guarantees being provided by the shareholders, provided cash of $2,674,000 in 2005, of which $1,679,173 was used to pay off old financial institution loans. If these persons were to withdraw their personal guarantees, Tower Tech would not be able to obtain loans from financial institutions and have the capital necessary to operate.

TOWER TECH'S SUCCESS WILL DEPEND ON ITS ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL AND SCIENTIFIC STAFF.

         Tower Tech believes future success will depend on its ability to manage its growth successfully, including attracting and retaining skilled personnel for its manufacturing operations. Hiring qualified management and technical personnel may be difficult due to the limited population base surrounding Manitowoc, Wisconsin. If Tower Tech fails to attract and retain personnel, particularly management and technical personnel, it may not be able to continue to succeed in its planned operations.

IF TOWER TECH DOES NOT EFFECTIVELY MANAGE ITS GROWTH, ITS BUSINESS RESOURCES MAY BECOME STRAINED AND ITS RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED.

         As stated above, Tower Tech had 65 employees at December 31, 2005, but subsequently laid off 58 of them once it completed its Kingsbridge Order for Vestas. Tower Tech expects to hire most of these people back once it obtains purchase orders for more towers. Managing this growth may provide challenges to Tower Tech's organization and may strain its management and operations. Tower Tech may misjudge the amount of time or resources that will be required to effectively manage any anticipated or unanticipated growth in its business or it may not be able to attract, hire and retain sufficient personnel to meet its needs. If Tower Tech cannot scale its business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth, its business resources may become strained, it may not be able to deliver proposed products in a timely manner and its results of operations may be adversely affected.

TOWER TECH IS SUBJECT TO POTENTIAL PRODUCT LIABILITY AND OTHER CLAIMS AND IT MAY NOT HAVE THE INSURANCE OR OTHER RESOURCES TO COVER THE COSTS OF ANY SUCCESSFUL CLAIM.

         Defects in Tower Tech's products could subject it to potential product liability claims that its products caused some harm to the human body. Tower Tech's product liability insurance may not be adequate to cover future claims. Product liability insurance is expensive and, in the future, may not be available on terms that are acceptable to Tower Tech, if it is available to it at all. Plaintiffs may also advance other legal theories supporting their claims that Tower Tech's products or actions resulted in some harm. A successful claim brought against Tower Tech in excess of its insurance coverage could significantly harm its business and financial condition.

RISKS RELATED TO CAPITAL STRUCTURE

THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET.

         Although our common stock trades on the OTC Bulletin Board, a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD's automated quotation system (the "NASDAQ Stock Market"). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

   o the issuance of new equity securities pursuant to the Acquisition, or a future offering;
   o   changes in interest rates;
   o competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
   o   variations in quarterly operating results;
   o   change in financial estimates by securities analysts;
   o   the depth and liquidity of the market for the Company's common stock;
   o investor perceptions of the Company and the technologies industries generally; and
   o   general economic and other national conditions.

OUR COMMON STOCK COULD BE CONSIDERED A "PENNY STOCK."

         Our common stock could be considered to be a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under
Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or
(iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING AND LIQUIDITY.

         Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

         Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

AS A RESULT OF THE ACQUISITION, THE FORMER PRINCIPAL SHAREHOLDERS OF TOWER TECH HAVE SIGNIFICANT INFLUENCE OVER THE COMPANY.

         The officers and directors of Tower Tech beneficially own, in the aggregate, 65% of our outstanding voting stock as a result of the Acquisition. These former principal shareholders of Tower Tech possess significant influence over the Company, giving them the ability, among other things, to elect a majority of our Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control of the Company, impeding an acquisition, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

WE DO NOT FORESEE PAYING CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

         We have not paid cash dividends on our stock and do not plan to pay cash dividends on our stock in the foreseeable future.


ITEM 2.  DESCRIPTION OF PROPERTY.
--------------------------------------------------------------------------------

         Tower Tech's headquarters and manufacturing facility are located in Manitowoc, Wisconsin. Tower Tech leases approximately 6,900 square feet of office space and 156,500 square feet of manufacturing space, as well as 40,000 square feet that is currently not being used. This space is adequate for its purposes for the next 12 months. The lease expires on December 31, 2009, with five 5-year options to renew. Tower Tech has the option to lease additional space adjacent to its current facilities.


ITEM 3.  LEGAL PROCEEDINGS.
--------------------------------------------------------------------------------

         From time to time, Tower Tech anticipates that it may be involved in litigation relating to claims arising out of its operations in the normal course of business. Tower Tech currently is not a party to any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

MARKET INFORMATION

         Our common stock has been listed for quotation on the OTC Bulletin Board since June 6, 2005 under the symbol "BLFT". As of February 7, 2006, it has been listed under the symbol "TWRT." The following table sets forth the range of high and low bid quotations for each fiscal quarter since it began trading in July 2005. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

                                                 BID PRICES (1)
   2005 FISCAL YEAR                       HIGH                    LOW
   ----------------                       ----                    ---
   Quarter ending 9/30/05                $1.01                   $0.07
   Quarter ending 12/31/05               $3.80                   $0.20

   2006 FISCAL YEAR
   ----------------
   Quarter ending 3/31/06                $3.20                   $1.70
   --------------
   (1) The above prices reflect a 14-for-1 stock dividend declared on August 24, 2005 to our shareholders of record as of September 6, 2005.

         On May 1, 2006, the closing bid price for the common stock on the OTC Bulletin Board was $2.00.

HOLDERS

         As of April 19, 2006, there were 21 record holders of the Company's common stock. Since the Company's inception, no cash dividends have been declared on the Company's common stock.

DIVIDENDS

         We have not paid any dividends on any of our shares. We have no present intention of paying dividends on any of our shares, as we anticipate that all available funds will be invested to finance the growth of our business.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
--------------------------------------------------------------------------------

         From January 1, 1997 to February 6, 2006, we were in the developmental stage and had no operations.

         We have included the audited financial statements of Tower Tech, as we acquired Tower Tech in February 2006, as well as pro forma combined financial information. Due to the structure of the Acquisition, Tower Tech will be the accounting survivor of that business combination transaction. The following discussion of Tower Tech's financial condition and results of operations should be read in conjunction with its financial statements and the related notes, and the other financial information included herein.

OVERVIEW

         Tower Tech engineers and manufactures wind turbine extension towers. Since its inception in October 2003, it has become a fully functioning manufacturer of wind towers and monopiles. In February 2005, Tower Tech built for Clipper Windpower the largest wind tower in the country to specifications, erected in Wyoming. Tower Tech entered into a Tower Production Agreement in May 2005 with Vestas Towers Inc., pursuant to which Tower Tech has become a preferred tower supplier to Vestas. Vestas Towers Inc. is part of Vestas Wind Systems A/S, a company based in Denmark whose stock is traded on the Copenhagen Stock Exchange. Under the terms of the agreement, Vestas supplies Tower Tech with certain fabrication and production support and a minimum number of towers to construct for each year of the agreement at agreed upon prices for labor and materials. Tower Tech has agreed to furnish the towers to Vestas on a preferred basis, providing Vestas with first right to fill the Tower Tech order book during the agreement's two-year term through the signing of Tower Purchase Agreements.

         Tower Tech has a limited history of operations and, through December 31, 2005, it had generated limited revenues from its manufacturing operations. However, management believes that the chances for success are good, as wind energy is the fastest growing electricity-generating technology in the world, according to the Department of Energy's National Renewable Energy Laboratory in December 2004.

         Tower Tech has been unprofitable since its inception in October 2003 and expects to incur substantial additional operating losses for at least the foreseeable future as it continues to refine its manufacturing processes. Accordingly, its activities to date are not as broad in depth or scope as the activities it may undertake in the future, and its historical operations and financial information are not necessarily indicative of its future operating results. It has incurred net losses since inception. As of December 31, 2005, its accumulated deficit was $3,875,383.

         The report of Tower Tech's independent registered public accounting firm on the financial statements for the year ended December 31, 2005, includes an explanatory paragraph relating to the uncertainty of Tower Tech's ability to continue as a going concern. Tower Tech incurred a significant operating loss during its year of operations. At December 31, 2005, Tower Tech reported a negative working capital position of $5,220,309 and had a shareholders' deficit of $3,424,906. Furthermore, Tower Tech is highly leveraged with debt. These factors raise substantial doubt about Tower Tech's ability to continue as a going concern without additional debt or equity financing. There can be no assurance that it will be able to reach a level of operations that would finance its day-to-day activities.

         Tower Tech has financed its operations and internal growth primarily through capital contributed by shareholders and borrowings from both shareholders and financial institutions. Management believes that Tower Tech has exhausted its ability to borrow additional funds and that additional capital for its operations would have to be raised through the sale of equity. Accordingly, management sought the proposed Acquisition, as management believes it will enhance its ability to raise additional capital.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of Tower Tech's financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management reviews its estimates on an on going basis. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While Tower Tech's significant accounting policies are described in more detail in Note 1 to its financial statements, management believes the following accounting policies to be critical to the judgments and estimates used in the preparation of its financial statements:

         REVENUE RECOGNITION. Tower Tech recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services rendered, the selling price is fixed or determinable, collectibility is reasonably assured and delivery has occurred per the contract terms. Customer deposits and other receipts are generally deferred and recognized when earned. Revenue is recognized on a contract-by-contract basis. Depending on the terms of the contract, revenue may be earned by the building of tower sections, building a complete tower, or modification to existing towers or sections. Warranty costs are estimated and accrued based on historical rates or known costs of corrections.

         INVENTORIES. Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) basis. Market value encompasses consideration of all business factors including price, contract terms and usefulness.

         PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Expenditures for additions and improvements are capitalized while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently as incurred. Properties sold or otherwise disposed of are removed from the property accounts, with gains or losses on disposal credited or charged to operations.

         Depreciation, for financial reporting purposes, is provided over the estimated useful lives of the respective assets, which range from 5 to 15 years, using the straight-line method.

         RESEARCH AND DEVELOPMENT. Research and development costs in the product development process are expensed as incurred. Assets that are acquired for research and development activities and have alternative future uses in addition to a current use are included in equipment and depreciated over the assets' estimated useful lives. Research and development costs consist primarily of contract engineering costs for outsourced design or development, equipment and material costs relating to all design and prototype development activities.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, INVENTORY COSTS (SFAS No.
151), which amends the guidance in ARB No. 43, Chapter 4, INVENTORY PRICING to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Tower Tech is currently evaluating the provisions of SFAS No. 151 and will adopt it on January 1, 2006 as required. Tower Tech does not expect that the adoption of SFAS No. 151 will have a material impact on its future fiscal year results.

RESULTS OF OPERATIONS

         Tower Tech had no activity during the period from inception (October 17, 2003) to December 31, 2003. In 2004, it undertook the retrofitting of its physical plant, addition of equipment, and manufacture of prototype tower sections. Accordingly, it incurred product development expenses of $176,431, selling, general and administrative expenses of $520,731, and interest expense of $52,200, resulting in a net loss of $752,699.

         REVENUES. Tower Tech recognized its first revenue from sales in March 2005. For the year ended December 31, 2005, net sales were $1,966,974. Cost of sales ($4,009,338) exceeded revenues due to extraordinary start-up and ramp-up costs.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of contract engineering costs for outsourced design or development, equipment and material costs relating to all design and prototype development activities. For the year ended December 31, 2005, these expenses were $62,732, as compared to $176,431 for the comparable period in 2004. Management expects these costs to vary in direct proportion to sales until such time as Tower Tech is operating at full capacity.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $520,731 in 2004 to $782,357 in 2005. This increase is primarily the result of ramp-up activities in association with the Vestas contract, as well as legal and accounting expenses directly related to the Acquisition transaction with the Company. As a result of the planned business combination with the Company and the process of becoming a public company, we anticipate that our general and administrative expenses will substantially increase.

         INTEREST EXPENSE. Interest expense was $221,955 in 2005, compared to $52,200 for the comparable 2004 period. The increase was due to increases in corporate debt incurred to fund ramp-up and administrative costs as explained above.

         NET LOSS. Net loss increased by $2,369,985 to $3,122,684 for the year ended December 31, 2005 from a net loss of $752,699 for the comparable 2004 period. The larger net loss is largely a result of what management believes are one-time costs incurred in the ramp-up process and administrative costs associated with the contemplated Acquisition transaction.

LIQUIDITY AND CAPITAL RESOURCES

         Tower Tech has financed its operations since inception primarily through capital contributed by shareholders and borrowing from both shareholders and financial institutions. During 2004, shareholders contributed capital of $227,925 in the form of free rent and loaned $1,633,700 to Tower Tech. During 2005, shareholders contributed capital of $208,000 in the form of management salaries and loaned $1,456,925 to Tower Tech. Borrowings from financial institutions, with personal guarantees being provided by the shareholders, provided cash of $2,674,000 in 2005, of which $1,679,173 was used to pay off old financial institution loans.

         At December 31, 2005, Tower Tech had cash of $166,023 and a working capital deficiency of $5,220,309, as compared to no cash and a working capital deficiency of $2,283,054 at December 31, 2004.

PLAN OF OPERATION

         Tower Tech expects to continue to incur negative cash flows and net losses for at least the foreseeable future. Based upon our current plans, management believes that it will need external funding of approximately $7,000,000 to cover its operational and capital expenses through the end of the current fiscal year. However, changes in Tower Tech's business strategy, relationship with Vestas, or marketing plans or other events affecting its operating plans and expenses may result in the expenditure of existing cash before that time. If this occurs, Tower Tech's ability to meet its cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds or some combination thereof. We may not be successful in raising necessary funds on acceptable terms, or at all.

         Tower Tech will remain focused on manufacturing and selling wind towers and monopiles to the wind energy industry over the next twelve months. Tower Tech will improve its manufacturing production process through the acquisition of additional efficiency-enhancing equipment as well as the implementation of throughput-enhancing production methodologies. We do not anticipate that Tower Tech will add a significant number of new employees as it increases its plant capacity from 50 towers per year to 150, as it should achieve most of this expansion through the addition of this labor-saving equipment and these process improvements. Tower Tech has also applied to become a "Port-of-Entry" in order to secure further improvements in efficiency and to make the plant more competitive in the future.

OFF-BALANCE SHEET ARRANGEMENTS

         As of December 31, 2005, neither we nor Tower Tech had any off-balance sheet arrangements.

FORWARD-LOOKING STATEMENTS

         The forward-looking comments contained in this discussion involve risks and uncertainties. Actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing and refining manufacturing operations, and competition. Additional factors that could cause or contribute to such differences can be found in the following discussion, as well as in "Risk Factors" set forth Item 1. Description of Business.


ITEM 7.  FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

         See pages beginning with page F-1 for the audited financial statements of the Company. Audited financial statements of Tower Tech and unaudited pro forma combined financial statements are also included.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

     None.

ITEM 8A. CONTROLS AND PROCEDURES.
--------------------------------------------------------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Management, with the participation of our chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including its chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

         The delay in filing this report has been due primarily to Tower Tech's disclosure controls and procedures. At December 31, 2005, Tower Tech was still a private company and had not established adequate disclosure controls and procedures. Management believes, however, that Tower Tech is making progress in this regard.

         Since the Company does not have a formal audit committee, its board of directors oversees the responsibilities of the audit committee. The board is fully aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, the board has determined that considering the employees involved and the control procedures in place, risks associated with such a lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases at this time.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of the end of the most recent fiscal year, management found the internal control over financial reporting to be effective, with no material weaknesses. There were no changes in our internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during our fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         The Company's management is reviewing the Company's internal controls over financial reporting to determine the most suitable recognized control framework. The Company will give great weight and deference to the product of the discussions of the SEC's Advisory Committee on Smaller Public Companies (the "Advisory Committee") and the Committee of Sponsoring Organizations' task force entitled Implementing the COSO Control Framework in Smaller Businesses (the "Task Force"). Both the Advisory Committee and the Task Force are expected to provide practical, needed guidance regarding the applicability of Section 404 of the Sarbanes-Oxley Act to small business issuers. The Company's management intends to perform the evaluation required by Section 404 of the Sarbanes-Oxley Act at such time as the Company adopts a framework. For the same reason, the Company's independent registered public accounting firm has not issued an "attestation report" on the Company management's assessment of internal controls.


ITEM 8B. OTHER INFORMATION.
--------------------------------------------------------------------------------

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
--------------------------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

         Our executive officers, directors, and key employees are:

        NAME                          AGE     POSITION

        Christopher C. Allie           57     President and Chairman of the
                                              Board of Directors

        Samuel W. Fairchild            51     Interim Chief Executive Officer,
                                              Senior Advisor and Director

        William McClellan              48     Vice President and Operations
                                              Manager

        Terence P. Fox                 50     Vice President, Secretary, General
                                              Counsel and Director

        Daniel P. Wergin               64     Director

        Raymond L. Brickner III        49     Director

         Our shareholders elect our directors annually and our board of directors appoints our officers annually. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

         CHRISTOPHER C. ALLIE - PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS. Mr. Allie has served in these positions with Tower Tech since its inception in October 2003 and with the Company since February 2006. In addition, he has owned for more than 30 years a real estate development firm with commercial and industrial holdings throughout northeast Wisconsin. Mr. Allie received his bachelor's degree in economics from the University of Wisconsin. Mr. Allie also sits on the board of the Rahr West Art Museum and the Rahr West Foundation.

         SAMUEL W. FAIRCHILD - DIRECTOR. Mr. Fairchild has served as a director of Tower Tech since November 2005 and with the Company since February 2006. He became the interim Chief Executive Officer and senior advisor to the Company in April 2006. He is a founder of inLine Technology, LLC, a company based in Morris Plains, New Jersey, whose mission is to identify, refine, and promote technologies that provide significant financial benefits to the end-user while improving the state of our environment. He has been a director and financial advisor to inLine Technology since October 2004. Mr. Fairchild has also been the President of the Tadpole Group, an investment portfolio holding company focused on harvesting value from transformation, since August 2004. He has also been Managing Director of Theseus Capital Partners, an investment advisory firm, since August 2004. Prior to founding Theseus in 2004, Mr. Fairchild was a leader in the Global Government, Transport & Infrastructure Group of PA Consulting Group, a role he assumed in 1999 as a result of PA's acquisition of GKMG Consulting Services, a strategic consulting firm he founded in 1992. He has also served in the White House as a senior advisor to President Reagan and Vice President Bush for Transportation Policy, and was George Bush's senior policy point person at the Department of Transportation. Following his government service, Mr. Fairchild was a senior official at the Carlyle Group's, BDM International unit, where he led the establishment of the company's Transportation Division before BDM was sold to TRW, Inc. From 1992 through 2004, he served as strategy advisor to a number of governments and major corporations, including the Prime Minister of Japan; the Prime Minister of New Zealand; the Governments of China, Argentina, Germany, the Netherlands, Jamaica and Mexico; American Express, Ford, Honeywell, Weirton Steel, Teledyne, Motorola, Southwest Airlines and Boeing. Since May 1996, Mr. Fairchild has been the Chairman of the Board of Schiphol North America, the owner of JFK's $1.4 billion Terminal Four and the international arm of Amsterdam Airport Schiphol's Schiphol Group.

         WILLIAM MCCLELLAN - VICE PRESIDENT AND OPERATIONS MANAGER. Mr. McClellan joined Tower Tech in October 2003. Prior to that, he served as General Manager of RBA, Inc., a heavy fabrication, welding, and machining company located in Manitowoc, Wisconsin, from July 2000 to September 2003. He has nearly 30 years in the heavy manufacturing industry. Mr. McClellan has been an active member of the American Society of Mechanical Engineers for more than 15 years.

         TERENCE P. FOX - VICE PRESIDENT, SECRETARY, GENERAL COUNSEL AND DIRECTOR. Mr. Fox has served in these positions with Tower Tech since its inception and with the Company since February 2006. He has been a partner in the law firm of Kummer, Lambert & Fox, LLP, and its predecessor, Dewane, Dewane, Kummer, Lambert & Fox, LLP, located in Manitowoc, Wisconsin, since June 1989. Mr. Fox graduated from the University of Wisconsin - Milwaukee and the Marquette University Law School. He has many business and real estate interests and sits on the board of directors of several non-profit and for-profit organizations in the Manitowoc, Wisconsin, area.

         DANIEL P. WERGIN - DIRECTOR. He has served in this position with Tower Tech since June 2005 and with the Company since February 2006. He has also been the President of Choice, Inc., a real estate investment and development company based in Manitowoc, Wisconsin, since 1970. Mr. Wergin has specialized in real estate development, leasing, and 1031 exchanges. He has been a member of the National Association of Realtors and its Certified Commercial Investment Division since 1975.

         RAYMOND L. BRICKNER III - DIRECTOR. Mr. Brickner has served as a director of Tower Tech since its inception and as a director of the Company since February 2006. He is also an on-site operations consultant for Tower Tech. He is the founder, owner, and president of RBA, Inc., which has been engaged in heavy metal fabrication since 1985. RBA, Inc. has been a direct supplier and fabricator for Manitowoc Crane Group, one of the world's largest producers and suppliers of heavy-duty construction "mega" cranes.

CODE OF ETHICS

         We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics was filed as an exhibit to our quarterly report on Form 10-QSB for the quarter ended September 30, 2003 and will be posted on the investor relations section of our web site if we establish a web site. We intend to satisfy the disclosure requirements under Form 8-K regarding any amendment to, or waiver from, a provision of the code of ethics by posting such information on our web site.

AUDIT COMMITTEE

                  The entire board of directors acts as our audit committee. We do not have an audit committee financial expert serving on our audit committee at this time. We propose to expand our board of directors in the near future to include a financial expert.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         We have checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S-B.


ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------------------------------------------------------

         None of the our officers and/or directors received any compensation for their respective services rendered to the Company, nor did they receive such compensation in the past. None of the directors accrued any compensation pursuant to any agreement with us. We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our directors, officers and/or employees.

         The following table sets forth information on the remuneration of Tower Tech's chief executive officers and four most highly compensated executive officers who served as executive officers at the end of December 31, 2005 and earned in excess of $100,000 per annum during any part of our last three fiscal years:

                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------
                                                                          LONG TERM COMPENSATION
                                                                   --------------------------------------
                                ANNUAL COMPENSATION                         AWARDS             PAYOUTS
                  ---------------------------------------------------------------------------------------
                                                                                SECURITIES
                                                        OTHER       RESTRICT-     UNDER-
    NAME AND                                           ANNUAL       ED STOCK      LYING         LTIP       ALL OTHER
    PRINCIPAL      FISCAL                              COMPEN-      AWARD(S)     OPTIONS/      PAYOUTS      COMPEN-
    POSITION        YEAR    SALARY ($)    BONUS ($)   SATION($)        ($)       SARS (#)        ($)        SATION($)
----------------------------------------------------------------------------------------------------------------------
 Christopher C.     2005     -0- (1)<F1>     -0-         -0-           -0-          -0-          -0-          -0-
Allie, President
 of Tower Tech
----------------------------------------------------------------------------------------------------------------------
------------------

(1)<F1> During the year ended December 31, 2005, Tower Tech's shareholders provided managerial services to Tower Tech without charge. Tower Tech determined the fair value of these services to be $208,000. This amount was recorded as selling, general and administrative expense and contributed capital.

EMPLOYMENT AGREEMENTS

         There are no employment agreements with any of the officers.

COMPENSATION OF DIRECTORS

         There are no compensation arrangements in place.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

         The following table sets forth certain information, as of April 19, 2006, concerning shares of our common stock, the only class of our securities that are issued and outstanding, held by (1) each stockholder known by us to own beneficially more than five percent of the common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our directors and executive officers as a group:

----------------------------------------------------------------------------------------------------------------------
                                                         AMOUNT AND NATURE OF BENEFICIAL      PERCENT OF CLASS (2)
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                        OWNERSHIP                 PERCENT OF CLASS (2)<F2>
----------------------------------------------------------------------------------------------------------------------
Christopher C. Allie                                              5,687,500 (3)<F3>                  16.25%
3109 Waldo Blvd.
Manitowoc, WI 54220
----------------------------------------------------------------------------------------------------------------------
Raymond L. Brickner III                                           5,687,500 (4)<F4>                  16.25%
936 Lakeshore Drive
Cleveland, WI 53015
----------------------------------------------------------------------------------------------------------------------
Terence P. Fox                                                    5,687,500 (5)<F5>                  16.25%
528 North 7th Street
Manitowoc, WI 54220
----------------------------------------------------------------------------------------------------------------------
Daniel P. Wergin                                                  5,687,500 (6)<F6>                  16.25%
1016 North 40th Street
Manitowoc, WI 54220
----------------------------------------------------------------------------------------------------------------------
Integritas, Inc.                                                    2,500,000                         7.14%
1135 Terminal Way
Reno, NV 89502
----------------------------------------------------------------------------------------------------------------------
Samuel W. Fairchild                                                    -0-                             --
----------------------------------------------------------------------------------------------------------------------
William McClellan                                                      -0-                             --
----------------------------------------------------------------------------------------------------------------------
Officers and directors as a group (6 persons)                       22,750,000                       65.00%
----------------------------------------------------------------------------------------------------------------------
---------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> This table is based on 35,000,000 shares of Common Stock outstanding as of April 19, 2006. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from April 19, 2006, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)<F3> Includes 1,000,000 shares held by Peter C. Allie, 1,000,000 shares held by Alex C. Allie and 1,000,000 shares held by Stacey C. Culligan, all of whom are the children of Christopher C. Allie.

(4)<F4> Includes 4,687,500 shares held by Raymond L. Brickner III and Debra L. Brickner Irrevocable Trust Dated May 1, 2005, of which Raymond Brickner has the full authority to vote and/or dispose of the shares.

(5)<F5> Includes 2,000,000 shares held by Wergin Family Dynasty Trust 2005, of which Terence P. Fox is the trustee with full authority to vote and/or dispose of the shares.

(6)<F6> Includes 2,000,000 shares held by Terence P. Fox & Paula L. Fox Irrevocable Trust 2005, of which Daniel P. Wergin is the trustee with full authority to vote and/or dispose of the shares.

         Christopher C. Allie, Raymond L Brickner III, Terence P. Fox, and Daniel P. Wergin may be deemed to be the "parents" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

EQUITY COMPENSATION PLANS

         As of December 31, 2005, we did not have any equity compensation plans.

CHANGES IN CONTROL

         We are not aware of any arrangements which may result in a change in control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------------------------

         Other than as disclosed below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

         BANK GUARANTEES. Christopher C. Allie, Terence P. Fox, Daniel P. Wergin, and Raymond L. Brickner III, who are officers and/or directors of Tower Tech and were the controlling shareholders of Tower Tech at the time funds were borrowed, have provided their personal guarantees on loans made by financial institutions to Tower Tech as described below.

         On September 15, 2005, Tower Tech borrowed $580,000 from Associated Bank, Green Bay, Wisconsin, at an interest rate of prime plus 0.5%. The loan requires monthly installments of $8,710, including interest, and is due September 15, 2012. In addition to the personal guarantees, the loan is secured by substantially all of the assets of Tower Tech. At December 31, 2005, the outstanding principal balance of this loan was $569,621.

         Tower Tech borrowed $90,000 from Associated Bank on March 31, 2005 at an interest rate of prime plus 1.0%. The loan was due October 15, 2005 but was extended to January 15, 2006. Tower Tech has been paying the interest only on this loan on a month-to-month basis and plans to either pay the loan in full or refinance the loan once financing is obtained. At December 31, 2005, the outstanding principal balance of this loan was $90,000.

         Tower Tech borrowed $250,000 from Associated Bank on July 20, 2005 at an interest rate of prime plus 2.5%. The loan was due October 15, 2005 but was extended to January 20, 2006. Tower Tech has been paying the interest only on this loan on a month-to-month basis and plans to either pay the loan in full or refinance the loan once financing is obtained. At December 31, 2005, the outstanding principal balance of this loan was $250,000.

         Also on September 15, 2005, Tower Tech borrowed $434,000 from Wisconsin Business Development Finance Corporation, Madison, Wisconsin, at an interest rate of 6.796% per annum. The loan requires monthly installments of $4,982, including interest, and is due September 1, 2015. In addition to the personal guarantees, the loan is secured by substantially all of the assets of Tower Tech. At December 31, 2005, the outstanding principal balance of this loan was $425,206.

         SHAREHOLDER LOANS. Christopher C. Allie, Terence P. Fox, Daniel P. Wergin, and Raymond L. Brickner III have made unsecured loans to Tower Tech as set forth below. The notes evidencing the loans are due upon demand and accrue interest at 5% per annum.

---------------------------------------------------------------------------------------------------------------------
                                                                                                          AMOUNT
                                                                             AMOUNT       DATE OF     OUTSTANDING AT
LENDER                                                                       LOANED        LOAN          12/31/05
---------------------------------------------------------------------------------------------------------------------
BFM LLC (owned by Christopher C. Allie and Daniel P. Wergin)                 $50,000      01/28/05         $48,000
---------------------------------------------------------------------------------------------------------------------
Choice Inc. (owned by Daniel P. Wergin)                                      $65,000      05/25/05         $65,000
---------------------------------------------------------------------------------------------------------------------
43 Enterprises (owned in part by Christopher C. Allie and Daniel P.          $10,000      10/20/05         $10,000
Wergin)
---------------------------------------------------------------------------------------------------------------------
Choice Inc. (owned by Daniel P. Wergin)                                       $8,000      10/21/05          $8,000
---------------------------------------------------------------------------------------------------------------------
City Centre LLC (owned indirectly by Raymond L. Brickner III, Daniel P.      $10,000      11/11/05         $10,000
Wergin and Christopher C. Allie)
---------------------------------------------------------------------------------------------------------------------
City Centre LLC (owned indirectly by Raymond L. Brickner III, Daniel P.     $125,000      12/30/05        $125,000
Wergin and Christopher C. Allie)
---------------------------------------------------------------------------------------------------------------------

         LETTER OF CREDIT. In 2005, Whitehorse, LLC issued a letter of credit to back up Tower Tech's agreement to perform under the Tower Purchase Agreements and induce Vestas to pay its down payment to Tower Tech. Whitehorse, LLC operates the Wergin family limited partnership, which is owned beneficially by Daniel P. Wergin.

         LINES OF CREDIT. On December 31, 2005, each of Messrs. Allie, Fox, Wergin, and Brickner agreed to maintain a line of credit for the benefit of Tower Tech through December 31, 2006 in the following amounts indicated in the table below. Tower Tech drew down against the lines of credit and at December 31, 2005, the amounts set forth in the table were owed to these persons. Tower Tech will pay interest at a fixed rate of 8% per annum.

--------------------------------------------------------------------------------
LENDER                               AMOUNT AVAILABLE     AMOUNT OWED TO LENDER
                                                              AT 12/31/05
--------------------------------------------------------------------------------
Christopher C. Allie                  $     775,000           $     712,533
--------------------------------------------------------------------------------
Terence P. Fox                        $   1,015,000           $   1,009,833
--------------------------------------------------------------------------------
Daniel P. Wergin                      $     775,000           $     755,759
--------------------------------------------------------------------------------
Raymond L. Brickner III               $     650,000           $     612,500
--------------------------------------------------------------------------------

         OPERATING LEASE. On January 1, 2005, Tower Tech entered into an agreement to lease its facilities under an operating lease from City Centre, LLC, a limited liability company owned 25% by Brickner Family Partnership and 75% by Peninsula Investments, LLC. Brickner Family Partnership is owned and controlled by Raymond L. Brickner III. Peninsula Investments, LLC is comprised of two members each owning 50%: White Horse, Ltd., LLC, of which Daniel Wergin owns 25%, and Stone House, LLC, of which Christopher Allie is the managing member.

         The lease calls for monthly rent of $33,320 and expires on December 31, 2009. The lease also grants Tower Tech five options to renew the lease for an additional five years beginning at the end of the lease period just ended. In addition, the lease includes contingent payments based on whether the level of production exceeds certain amounts of wind turbine extension towers. No contingent payments were required to be made in 2005. Prior to entering a formal lease agreement with City Centre, LLC on January 1, 2005, Tower Tech was not obligated to pay for the use of the property it had occupied during 2004. As a result, Tower Tech determined the fair value of the rent to be $227,925 and recorded the receipt of the free rent as contributed capital. Rent expense for the year ended December 31, 2005 and 2004 was $343,874 and $227,925, respectively. Accrued rent payable to City Centre, LLC totaled $210,225 at December 31, 2005.

         SUBCONTRACTED LABOR. Tower Tech subcontracts a portion of its labor from RBA, Inc., a corporation controlled by Raymond L. Brickner III, a director and significant shareholder. Tower Tech's billings from RBA, Inc. for the years ended December 31, 2005 and 2004 were $653,538 and $378,811, respectively, for contracted labor, equipment set up, and general maintenance. At December 31, 2005 and 2004, $286,872 and $71,579 was owed to RBA, Inc. and was included in accounts payable, respectively.

         MANAGERIAL SERVICES. During the year ended December 31, 2005, Tower Tech's shareholders provided managerial services to Tower Tech without charge. Tower Tech determined the fair value of these services to be $208,000. This amount was recorded as selling, general and administrative expense and contributed capital.

         FUTURE TRANSACTIONS. All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party. A majority of the independent, disinterested members of our board of directors will approve future affiliated transactions. We believe that the transactions described above have been on terms as favorable to us as could have been obtained from unaffiliated third parties as a result of arm's length negotiations.

         CONFLICTS OF INTEREST. In accordance with the laws applicable to us, our directors are required to act honestly and in good faith with a view to our best interests. In the event that a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict will disclose the nature and extent of his interest to the meeting and abstain from voting for or against the approval of the matter in which he has a conflict.


ITEM 13. EXHIBITS.
--------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
       2.1 Share Exchange Agreement by and among Blackfoot Enterprises, Inc. and the shareholders of Tower Tech Systems, Inc. and Tower Tech Systems, Inc. dated as of November 7, 2005 (1)
--------------------------------------------------------------------------------
       3.1          Articles of Incorporation (2)
--------------------------------------------------------------------------------
       3.2          Certificate of Amendment to Articles of Incorporation (3)
--------------------------------------------------------------------------------
       3.3          Bylaws (2)
--------------------------------------------------------------------------------
       10.1         Tower Production Agreement
--------------------------------------------------------------------------------
       10.2         Associated Bank loan documents
--------------------------------------------------------------------------------
       10.3         Wisconsin Business Development Finance Corporation loan
                    documents
--------------------------------------------------------------------------------
       10.4         Lease agreement with City Centre, LLC
--------------------------------------------------------------------------------
       10.5         Promissory note to BFM LLC dated January 28, 2005
--------------------------------------------------------------------------------
       10.6         Promissory note to Choice Inc dated May 25, 2005
--------------------------------------------------------------------------------
       10.7         Promissory note to 43 Enterprises dated October 20, 2005
--------------------------------------------------------------------------------
       10.8         Promissory note to Choice Inc. dated October 21, 2005
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
       10.9         Promissory note to City Centre LLC dated November 11, 2005
--------------------------------------------------------------------------------
      10.10         Promissory note to City Centre LLC dated December 30, 2005
--------------------------------------------------------------------------------
      10.11         Line of credit agreements with related parties
--------------------------------------------------------------------------------
       14.1         Code of Ethics (4)
--------------------------------------------------------------------------------
       21.1         Subsidiaries of Tower Tech Holdings Inc.
--------------------------------------------------------------------------------
       31.1         Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
       31.2         Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
--------------------------------------------------------------------------------
       32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
--------------------------------------------------------------------------------

----------------------
(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed November 21, 2005.
(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB filed August 11, 2000.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed February 10, 2006.
(4) Incorporated by reference to the exhibits to the registrant's quarterly report for the quarter ended September 30, 2003.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
--------------------------------------------------------------------------------

AUDIT FEES

         Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Kyle L. Tingle for the fiscal year ended December 31, 2004 was $1,500 and the total billed for the fiscal year ended December 31, 2005 was $3,500.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2004 and 2005.

TAX FEES

         There were no fees billed for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2004 and 2005.

ALL OTHER FEES

         There were no fees billed for other services for the fiscal years ended December 31, 2004 and 2005.

PRE-APPROVAL POLICIES AND PROCEDURES

         Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. The board in accordance with procedures for the company approved all of the services described above.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TOWER TECH HOLDINGS INC.



Date:  May 10, 2006                      By: /s/ SAMUEL W. FAIRCHILD
                                            ------------------------------------
                                            Samuel W. Fairchild
                                            Interim Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                            DATE

                                         Interim Chief Executive Officer and Director
/s/ SAMUEL W. FAIRCHILD                  (Principal Executive Officer)                    May 10, 2006
------------------------------------
Samuel W. Fairchild

                                         President   and  Chairman  of  the  Board  of
/s/ CHRISTOPHER C. ALLIE                 Directors                                        May 10, 2006
------------------------------------
Christopher C. Allie

                                         Vice President, Secretary, General Counsel
/s/ TERENCE P. FOX                       and Director                                     May 10, 2006
-------------------------------------
Terence P. Fox

                                         (Principal  Financial and Accounting Officer)
/s/ DANIEL P. WERGIN                     Director                                         May 10, 2006
------------------------------------
Daniel P. Wergin


/s/ RAYMOND L. BRICKNER III              Director                                         May 10, 2006
------------------------------------
Raymond L. Brickner III


                           BLACKFOOT ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                FINANCIAL REPORTS

                                DECEMBER 31, 2005
                                DECEMBER 31, 2004

                           BLACKFOOT ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS







REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-3
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-4

   Statements of Operations                                                  F-5

   Statements of Stockholders' Deficit                                       F-6

   Statements of Cash Flows                                                  F-7

   Notes to Financial Statements                                      F-8 - F-12
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
  Blackfoot Enterprises, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheets of Blackfoot Enterprises, Inc. (A Development Stage Enterprise) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended, and the period July 10, 1996 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackfoot Enterprises, Inc. (A Development Stage Enterprise) as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended, and the period July 10, 1996 (inception) through December 31, 2005, in conformity with generally accepted accounting principles.

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



Kyle L. Tingle, CPA, LLC

/s/ KYLE L. TINGLE, CPA, LLC

May 4, 2006
Las Vegas, Nevada

                           BLACKFOOT ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                       December 31,         December 31,
                                                                               2005                 2004
                                                                      -------------         ------------
                                     ASSETS

CURRENT ASSETS                                                        $           0        $           0
                                                                      --------------       --------------
     Total current assets                                                         0                    0
                                                                      --------------       --------------
         Total assets                                                 $           0        $           0
                                                                      ==============       ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable                                                   $       1,637        $           0
    Officers advances                                                        46,347               40,130
                                                                      --------------       --------------

     Total current liabilities                                               47,984               40,130
                                                                      --------------       --------------
STOCKHOLDERS' DEFICIT
   Common stock: $.001 par value;
     authorized 25,000,000 shares; issued
     and outstanding: 9,750,000 at December 31,
     2005; 31,500,000 at December 31, 2004                            $       9,750        $      31,500
   Additional paid-in capital                                                (7,650)             (29,400)
   Accumulated deficit during development stage                             (50,084)             (42,230)
                                                                      --------------       --------------

     Total stockholders' deficit                                            (47,984)             (40,130)
                                                                      --------------       --------------
         Total liabilities and
         stockholders' deficit                                        $           0        $           0
                                                                      ==============       ==============



                 See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS


                                                               Years Ended                July 10, 1996
                                                                                         (inception) to
                                                      December 31,      December 31,       December 31,
                                                              2005              2004               2005
                                                   ---------------     -------------      -------------
Revenues                                           $            0      $          0       $          0

Cost of revenue                                                 0                 0                  0
                                                   ---------------     -------------      -------------

   Gross profit                                                 0                 0                  0
General, selling and
  administrative expenses                                   7,854             7,303             50,084
                                                   ---------------     -------------      -------------
   Operating loss                                          (7,854)           (7,303)           (50,084)

Nonoperating income (expense)                                   0                 0                  0
                                                   ---------------     -------------      -------------

  Net loss                                         $       (7,854)     $     (7,303)      $    (50,084)
                                                   ===============     =============      =============

  Net loss per share, basic
  and diluted                                      $        (0.00)     $      (0.00)
                                                   ===============     =============

  Average number of shares
  of common stock outstanding                          24,230,137         31,500,000
                                                   ===============     =============






                 See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                        ACCUMULATED
                                            COMMON STOCK                                  (DEFICIT)
                                    ------------------------------      ADDITIONAL         DURING
                                                                         PAID-IN         DEVELOPMENT
                                        SHARES           AMOUNT          CAPITAL             STAGE            TOTAL
July 6, 1996                          31,500,000    $      31,500     $    (29,400)    $                   $     2,100
Net loss, December 31, 1996                                                                   (2,100)           (2,100)
                                    -------------   --------------    -------------    --------------      ------------

Balance, December 31, 1996            31,500,000           31,500          (29,400)           (2,100)                0

Net loss, December 31, 1997                                                                        0                 0
                                    -------------   --------------    -------------    --------------      ------------

Balance, December 31, 1997            31,500,000           31,500          (29,400)           (2,000)                0

Net loss, December 31, 1998                                                                        0                 0
                                    -------------   --------------    -------------    --------------      ------------

Balance, December 31, 1998            31,500,000           31,500          (29,400)           (2,100)                0

Net loss, December 31, 1999                                                                        0                 0
                                    -------------   --------------    -------------    --------------      ------------

Balance, December 31, 1999            31,500,000           31,500          (29,400)           (2,100)                0
April 24, 2000, changed from no
  par value to $.001                                      (31,185)          31,185
April 24, 2000, forward stock
  100:1                                                    31,185          (31,185)
Net loss, December 31, 2000                                                                  (24,662)          (24,662)
                                    -------------   --------------    -------------    --------------      ------------
Balance, December 31, 2000            31,500,000           31,500          (29,400)          (26,762)          (24,662)

Net loss December 31, 2001                                                                    (5,677)           (5,677)
                                    -------------   --------------    -------------    --------------      ------------

Balance, December 31, 2001            31,500,000           31,500          (29,400)          (32,439)          (30,339)

Net loss, December 31, 2002                                                                   (1,873)           (1,873)
                                    -------------   --------------    -------------    --------------      ------------

Balance, December 31, 2002            31,500,000           31,500          (29,400)          (34,312)          (32,212)

Net loss, December 31, 2003                                                                     (615)             (615)
                                    -------------   --------------    -------------    --------------      ------------
Balance, December 31, 2003            31,500,000           31,500          (29,400)          (34,927)          (32,827)

Net loss, December 31, 2004                                                                   (7,303)           (7,303)
                                    -------------   --------------    -------------    --------------      ------------
Balance, December 31, 2004            31,500,000           31,500          (29,400)          (42,230)          (40,130)
                                    -------------   --------------    -------------    --------------      ------------
August 24, 2005, surrender
  and cancellation of  shares        (21,750,000)         (21,750)          21,750
September 6, 2005 stock
  dividend 14:1 (Note 2)
Net loss, December 31, 2005                                                                   (7,854)           (7,854)
                                    -------------   --------------    -------------    --------------      ------------
Balance, December 31, 2005             9,750,000    $       9,750     $     (7,650)    $     (50,084)      $   (47,984)
                                    =============   ==============    =============    ==============      ============

                 See Accompanying Notes to Financial Statements.

                           BLACKFOOT ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                          Years Ended               July 10, 1996
                                                                                                    (inception) to
                                                                  December 31,      December 31,     December 31,
                                                                      2005              2004             2005
                                                                  ------------     -------------    --------------

Cash Flows From
Operating Activities
  Net (loss)                                                      $    (7,854)     $     (7,303)    $     (50,084)
  Adjustments to reconcile net (loss)
  to cash (used in) operating activities:
  Changes in assets and liabilities
  Increase (decrease) in accounts payable                               1,637              (700)            1,637
                                                                  ------------     -------------    --------------

      Net cash (used in) operating activities                          (6,217)           (8,003)          (48,447)
                                                                  ------------     -------------    --------------

Cash Flows From Investing Activities                                        0                 0                 0
                                                                  ------------     -------------    --------------

Cash Flows From Financing Activities
  Issuance of common stock                                                  0                 0             2,100
  Increase in officer advances                                          6,217             8,003            46,347
                                                                  ------------     -------------    --------------

      Net cash provided by financing activities                         6,217             8,003            48,447
                                                                  ------------     -------------    --------------

      Net increase (decrease) in cash                                       0                 0                 0

Cash, beginning of period                                                   0                 0                 0
                                                                  ------------     -------------    --------------

Cash, end of period                                               $         0      $          0     $           0
                                                                  ============     =============    ==============

SUPPLEMENTAL INFORMATION

Interest paid                                                     $         0      $           0    $           0
                                                                  ============     =============    ==============

Income taxes paid                                                 $         0      $           0    $           0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2005 and 2004.

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

                           BLACKFOOT ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

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

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We do not expect the adoption of FSP 115-1 will have a material impact on our consolidated financial condition or results of operations.

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

                           BLACKFOOT ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.  STOCKHOLDERS' EQUITY (CONTINUED)

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 24,230,137 and 31,500,000 for December 31, 2005 and 2004, respectively. As of December 31, 2005, 2004, and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2005 and 2004 is as follows:

                                                    2005              2004
                                          --------------    --------------
     Net operating loss carryforward      $      17,529     $      14,781
     Valuation allowance                        (17,529)          (14,781)
                                          --------------    --------------

     Net deferred tax asset               $           0     $           0
                                          ==============    ==============

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                             2005          2004  SINCE INCEPTION
                                      -----------   -----------  ---------------
     Tax at statutory rate (35%)      $    2,749    $    2,556   $       17,529
     Increase in valuation allowance      (2,749)       (2,556)         (17,529)
                                      -----------   -----------  ---------------

     Net deferred tax asset           $        0    $        0   $            0
                                      ===========   ===========  ===============

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

NOTE 6.  OFFICERS' ADVANCES

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free.

NOTE 7.  SUBSEQUENT EVENTS

On January 19, 2006, the State of Nevada approved the Company's Certificate of Amendment to Articles of Incorporation, which increased its capitalization from 25,000,000 common shares to 100,000,000 common shares and 10,000,000 preferred shares. The par value was unchanged at $0.001 per share. The Certificate of Amendment also amended the name of the Company to Tower Tech Holdings, Inc. The amendments were effective February 7, 2006.

On February 6, 2006, the Company closed the "Share Exchange Agreement ("Share Exchange") with the Shareholders of Tower Tech Systems, Inc. ("Tower Tech") and Tower Tech Systems, Inc. In the Share Exchange, dated November 7, 2005, the shareholders of Tower Tech received 25,250,000 shares of the Company in exchange for their shares of Tower Tech. The Share Exchange was able to close after the Company increased its capitalization to more than 35,000,000 shares. The former shareholders of Tower Tech hold 72.14% of the shares of the Company resulting in a change in control. Upon closing, Tower Tech became a wholly owned subsidiary of the Company.

                            TOWER TECH SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              Financial Statements
                           December 31, 2005 and 2004


                       Together With Report of Independent
                        Registered Public Accounting Firm

TOWER TECH SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
 TABLE OF CONTENTS


CONTENTS                                                                    PAGE

REPORT OF INDEPENDENT REGISTERED
 PUBLIC ACCOUNTING FIRM.....................................................F-15

FINANCIAL STATEMENTS:

         Balance Sheets.....................................................F-16

         Statements of Operations...........................................F-17

         Statements of Shareholders' Deficit................................F-18

         Statements of Cash Flows...........................................F-19

         Notes to Financial Statements...............................F-20 - F-26

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Shareholders of Tower Tech Systems, Inc.:

We have audited the accompanying balance sheets of Tower Tech Systems, Inc. (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2005 and 2004 and the period from October 17, 2003
(inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tower Tech Systems, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and the period from October 17, 2003 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has incurred an accumulated deficit of $3,875,383 as of December 31, 2005, and as of December 31, 2005 has a shareholders' deficit of $3,424,906. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this matter.


/s/ CARVER MOQUIST & O'CONNOR, LLC

Plymouth, Minnesota
April 17, 2006

                            TOWER TECH SYSTEMS, INC.
                          (A Development Stage Company)

                                 Balance Sheets
                           December 31, 2005 and 2004

        ASSETS                                                                    2005                2004
                                                                                  ----                ----
Current assets:
   Cash                                                                    $        166,023      $            -
   Accounts receivable                                                              179,842                   -
   Inventories                                                                      283,428             332,387
   Prepaid expenses                                                                   8,362                   -
                                                                           -----------------     ---------------

Total current assets                                                                637,655             332,387
                                                                           -----------------     ---------------
Property and equipment:
   Machinery and equipment                                                        2,640,188           1,622,399
   Office equipment                                                                  30,584              16,125
   Leasehold improvements                                                           314,759             190,609
                                                                           -----------------     ---------------

                                                                                  2,985,531           1,829,133
   Less accumulated depreciation and amortization                                   309,614              65,501
                                                                           -----------------     ---------------

Net property and equipment                                                        2,675,917           1,763,632
                                                                           -----------------     ---------------
Bond issuance fees, net of amortization of $418 and $0,
respectively                                                                         16,313               9,200
                                                                           -----------------     ---------------

        TOTAL ASSETS                                                       $      3,329,885      $    2,105,219
                                                                           =================     ===============
        LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Bank overdraft                                                          $              -      $        5,775
   Notes payable                                                                    440,000             346,000
   Notes payable - related party                                                  3,356,625           1,633,700
   Current maturities of long-term debt                                              98,000                   -
   Accounts payable                                                               1,169,299             303,186
   Accrued liabilities                                                              585,174              52,200
   Customer deposits                                                                208,866             274,580
                                                                           -----------------     ---------------

Total current liabilities                                                         5,857,964           2,615,441
                                                                           -----------------     ---------------
Long-term debt less current maturities                                              896,827                   -
                                                                           -----------------     ---------------
Commitments and contingencies

Shareholders' deficit:
   Common stock, no par value:
     9,000 shares authorized;
     500 shares issued and outstanding                                              450,477             242,477
   Accumulated deficit in the development stage                                  (3,875,383)           (752,699)
                                                                           -----------------     ---------------
Total shareholders' deficit                                                      (3,424,906)           (510,222)
                                                                           -----------------     ---------------
        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $      3,329,885      $    2,105,219
                                                                           =================     ===============

    The accompanying notes are an integral part of the financial statements.

                            TOWER TECH SYSTEMS, INC.
                          (A Development Stage Company)

                            Statements of Operations

                                                                                                    CUMULATIVE FROM
                                                                                                      OCTOBER 17,
                                                                                                          2003
                                                             FOR THE YEARS ENDED DECEMBER 31,        (INCEPTION) TO
                                                         -----------------------------------------    DECEMBER 31,
                                                               2005                 2004                  2005
                                                               ----                 ----                  ----
Net sales                                                 $   1,966,974         $           -        $   1,966,974

Cost of sales                                                 4,009,338                     -            4,009,338
                                                          --------------        --------------       --------------
Gross loss                                                   (2,042,364)                    -           (2,042,364)
                                                          --------------        --------------       --------------

Product development                                              62,732               176,431              239,163
Selling, general and administrative expenses                    782,357               520,731            1,303,088
                                                          --------------        --------------       --------------
Total operating expenses                                        845,089               697,162            1,542,251
                                                          --------------        --------------       --------------
Loss from operations                                         (2,887,453)             (697,162)          (3,584,615)
                                                          --------------        --------------       --------------
Other income (expense):
   Miscellaneous expense, net                                         -                (3,337)              (3,337)
   Realized loss on foreign currency transactions               (13,276)                    -              (13,276)
   Interest expense                                            (221,955)              (52,200)            (274,155)
                                                          --------------        --------------       --------------

Other expense, net                                             (235,231)              (55,537)            (290,768)
                                                          --------------        --------------       --------------

Net loss                                                  $  (3,122,684)        $    (752,699)       $  (3,875,383)
                                                          ==============        ==============       ==============
Net loss per common share
  (basic and diluted)                                     $      (6,245)        $      (1,955)       $      (9,664)
                                                          ==============        ==============       ==============
Weighted average shares outstanding:
   Basic and diluted                                                500                   385                  401
                                                          ==============        ==============       ==============




    The accompanying notes are an integral part of the financial statements.

                            TOWER TECH SYSTEMS, INC.
                          (A Development Stage Company)

                       Statements of Shareholders' Deficit
          Period from October 17, 2003 (Inception) to December 31, 2005


                                                                      COMMON STOCK                ACCUMULATED
                                                          ----------------------------------        DEFICIT
                                                                SHARES                               IN THE
                                                              ISSUED AND                          DEVELOPMENT
                                                             OUTSTANDING           AMOUNT            STAGE              TOTAL

Balance, October 17, 2003                                               -      $          -      $           -       $           -
                                                          ----------------     -------------     --------------      --------------

   Sale of common stock                                                 -                 -                  -                   -
   Contributed capital                                                  -                 -                                      -
   Distributions to shareholders                                        -                 -                  -                   -
   Net loss                                                             -                 -                  -                   -
                                                          ----------------     -------------     --------------      --------------
Balance, December 31, 2003                                              -                 -                  -                   -
                                                          ----------------     -------------     --------------      --------------

   Sale of common stock                                               500            40,000                  -              40,000
   Contributed capital - free rent                                      -           227,925                  -             227,925
   Distributions to shareholders                                        -           (25,448)                 -             (25,448)
   Net loss                                                             -                 -           (752,699)           (752,699)
                                                          ----------------     -------------     --------------      --------------

Balance, December 31, 2004                                            500           242,477           (752,699)           (510,222)
                                                          ----------------     -------------     --------------      --------------

   Contributed capital - management salaries                            -           208,000                  -             208,000
   Net loss                                                             -                 -         (3,122,684)         (3,122,684)
                                                          ----------------     -------------     --------------      --------------

Balance, December 31, 2005                                            500      $    450,477      $  (3,875,383)      $  (3,424,906)
                                                          ================     =============     ==============      ==============




    The accompanying notes are an integral part of the financial statements.

                            TOWER TECH SYSTEMS, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                 CUMULATIVE FROM
                                                                                                   OCTOBER 17,
                                                                                                      2003
                                                                                                 (INCEPTION) TO
                                                            FOR THE YEARS ENDED DECEMBER 31,      DECEMBER 31,
                                                         -------------------------------------
                                                               2005                2004               2005
Cash flows from operating activities:
   Net loss                                              $  (3,122,684)      $    (752,699)      $   (3,875,383)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation                                              244,113              65,501              309,614
     Amortization of bond issuance fees                            418                   -                  418
     Contributed facilities (free rent) by                           -             227,925              227,925
     shareholders
     Contributed services by shareholders                      208,000                   -              208,000
     Changes in operating assets and liabilities:
       Accounts receivable                                    (179,842)                  -             (179,842)
       Inventories                                              48,959            (332,387)            (283,428)
       Prepaid expenses                                         (8,362)                  -               (8,362)
       Accounts payable                                        807,625             209,554            1,075,667
       Accrued liabilities                                     532,974              52,200              585,174
       Customer deposits                                       (65,714)            274,580              208,866
                                                         --------------      --------------      ---------------
Net cash used in operating activities                       (1,534,513)           (255,326)          (1,731,351)
                                                         --------------      --------------      ---------------
Cash flows from investing activity:
   Purchases of property and equipment                      (1,097,910)         (1,416,501)          (2,572,899)
                                                         --------------      --------------      ---------------
Cash flows from financing activities:
   Bank overdraft                                               (5,775)              5,775                    -
   Increase in notes payable                                 1,816,925           1,660,700            3,477,625
   Proceeds from long-term debt                              2,674,000                   -            2,674,000
   Retirement of long-term debt                             (1,679,173)                  -           (1,679,173)
   Payment for bond issuance fees                               (7,531)             (9,200)             (16,731)
   Proceeds from sale of common stock                                -              40,000               40,000
   Distributions to shareholders                                     -             (25,448)             (25,448)
                                                         --------------      --------------      ---------------
Net cash provided by financing activities                    2,798,446           1,671,827            4,470,273
                                                         --------------      --------------      ---------------
Net increase in cash                                           166,023                   -              166,023
Cash at beginning of period                                          -                   -                    -
                                                         --------------      --------------      ---------------
Cash at end of period                                    $     166,023       $           -       $      166,023
                                                         ==============      ==============      ===============
Supplemental cash flow information:
   Cash paid for interest                                $     166,146       $           -      $       166,146

Non-cash investing and financing activity:
   Debt incurred for the purchase of property
     and equipment                                       $           -       $     319,000      $       319,000
   Accounts payable incurred for the purchase of
     equipment                                           $      58,488       $      93,632      $       152,120



    The accompanying notes are an integral part of the financial statements.

TOWER TECH SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005 AND 2004


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         Tower Tech Systems, Inc. engineers and manufactures wind turbine extension towers. The Company was incorporated on October 17, 2003 and is located in Manitowoc, Wisconsin.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain
         reported   amounts  of  assets  and   liabilities  and  disclosures  of
         contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         We include as cash equivalents certificates of deposit and all other investments with maturities of three months or less, which are readily convertible into known amounts of cash. We maintain our cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits.

         CUSTOMER CONCENTRATIONS AND RECEIVABLES

         The Company sells to domestic and international companies and grants uncollateralized credit to customers. However, customer deposits are required at various stages of the production process to minimize credit risk.

         Through December 31, 2005, 99% of all revenues were from two customers. At December 31, 2005, 99% of all receivables are from one customer.

         Management believes that receivables are fully collectible. While the ultimate result may differ, management believes that any write off not allowed for will not have a material impact on the Company's financial position.

         INVENTORIES

         Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) basis. Market value encompasses consideration of all business factors including price, contract terms and usefulness.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Expenditures for additions and improvements are capitalized while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently as incurred. Properties sold or otherwise disposed of are removed from the property accounts, with gains or losses on disposal credited or charged to operations.

TOWER TECH SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005 AND 2004


         Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets as follows:

                   Machinery and equipment        5 to 10 years
                   Office equipment               3 to 7 years
                   Leasehold improvements         7 to 15 years

         BOND ISSUANCE FEES

         Bond issuance fees are recorded at cost and will be amortized on a straight-line basis over the ten year life of the bond. Annual expense for the next five years will be $1,673.

         LONG-LIVED ASSETS

         We will periodically evaluate the carrying value of long-lived assets to be held and used, including but not limited to, capital assets and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

         INCOME TAXES

         The Company has elected to be taxed as an S corporation under the provisions of the Internal Revenue Code and Wisconsin Statutes. Under those provisions, the Company does not pay federal and state corporate income taxes on its taxable income. Instead, the shareholders are liable for individual federal and Wisconsin income taxes on the Company's taxable income. The Company may periodically make distributions to the shareholders for income taxes. Accordingly, no provision for income taxes has been recorded.

         SEGMENT REPORTING

         The Company operates and manages the business under one reporting segment.

         ADVERTISING COSTS

         Advertising costs are expensed as incurred. Advertising costs amounted to $1,976 and $4,707 for the years ended December 31, 2005 and 2004, respectively.

         REVENUE RECOGNITION

         The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services rendered, the selling price is fixed or determinable, collectability is reasonable assured and delivery has occurred per the contract terms. Customer deposits and other receipts are generally deferred and recognized when earned.

         Revenue is recognized on a contract by contract basis. Depending on the terms of the contract, revenue may be earned by the building of tower sections, building a complete tower, or modifications to existing towers or sections.

         Warranty costs are estimated and accrued based on historical rates or known costs of corrections.

TOWER TECH SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005 AND 2004


         RESEARCH AND DEVELOPMENT

         Research and development costs in the product development process are expensed as incurred. Assets that are acquired for research and development activities and have alternative future uses in addition to a current use are included in equipment and depreciated over the assets' estimated useful lives. Research and development costs consist primarily of contract engineering costs for outsourced design or development, equipment and material costs relating to all design and prototype development activities.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The respective carrying value of certain on-balance sheet financial instruments approximates their fair values. These financial instruments include cash, accounts payable and accrued liabilities, indebtedness to related parties and notes payable. Fair values were assumed to approximate cost or carrying values as most of the debt was incurred recently and the assets were acquired within one year. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

         COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the years ended December 31, 2005 and 2004 and for the period from October 17, 2003 (inception) to December 31, 2005, there were no adjustments to net loss to arrive at comprehensive loss.

         EFFECT OF NEW ACCOUNTING STANDARDS

         In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, Inventory Costs
         (SFAS No. 151), which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is currently evaluating the provisions of SFAS No. 151 and will adopt it on January 1, 2006 as required. The Company does not expect that the adoption of SFAS No. 151 will have an impact on its future fiscal year results.

NOTE 2 - GOING CONCERN

         The Company incurred significant operating losses during its years of operations. At December 31, 2005, the Company has a negative working capital position of $5,220,309 and a shareholders' deficit of $3,424,906. Furthermore, the Company is highly leveraged with debt. It is management's opinion that these facts raise substantial doubts about the Company's ability to continue as a going concern without additional debt or equity financing.

         In order to meet its working capital needs over the next twelve months, the Company merged with Blackfoot Enterprises, Inc. and began publicly trading its stock (for more information on this transaction, see Note
         10). In 2006, the Company signed a contract to manufacture 16 towers.

TOWER TECH SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005 AND 2004


NOTE 3 - DEVELOPMENT STAGE OPERATIONS

         The Company was incorporated on October 17, 2003 and was inactive during 2003. Five hundred shares of no par value common stock were sold for $40,000 in 2004. Development of the manufacturing process began in July 2004 after the acquisition and installation of necessary manufacturing equipment. Operations prior to that time were devoted primarily to securing orders and purchasing capital assets. In February 2005, the first wind turbine extension towers were delivered and additional towers were completed throughout the remainder of 2005 and first quarter of 2006. Due to lack of funding and manufacturing inefficiencies, the Company temporarily suspended production in February 2006 and, therefore, still considered itself to be in the development stage at December 31, 2005.

NOTE 4 - INVENTORIES

         Inventories at December 31, 2005 and 2004 consisted of work-in-process of $283,428 and $332,387, respectively. Since costs have exceeded market value at both December 31, 2005 and 2004, the work-in-process has been adjusted to market value.

NOTE 5 - NOTES PAYABLE

         Notes payable at December 31, 2005 and 2004 consisted of the following:

                                                                              2005               2004
                                                                              ----               ----
         THIRD PARTY
           Prime plus 1% (8.25% at December 31, 2005) note,
           due April 14, 2006                                           $     100,000       $            -

           Prime plus 1% (8.25% at December 31, 2005) note,
           due January 15, 2006                                                90,000                    -

           Prime (7.25% at December 31, 2005) note,
           due April 21, 2007                                                 250,000                    -

           7% note, due on demand, unsecured, private party                         -              346,000
                                                                        --------------      ---------------

              Total third party notes payable                           $     440,000       $      346,000
                                                                        ==============      ===============
         RELATED PARTY
           5% notes, due on demand, unsecured                           $     266,000       $            -

           Shareholder lines of credit at 8% (prime plus
           1.5% prior to December 31, 2005) due on December
           31, 2006, unsecured; total credit available is
           $3,215,000                                                       3,090,625            1,633,700
                                                                        --------------      ---------------

              Total related party notes payable                         $   3,356,625       $    1,633,700
                                                                        ==============      ===============

         Weighted average interest rate at December 31                        8.36%               6.80%
                                                                        ==============      ===============

TOWER TECH SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005 AND 2004


NOTE 6 - LONG-TERM DEBT

         Long-term debt at December 31 consisted of the following:

                                                                                2005               2004
                                                                                ----               ----
         ASSOCIATED BANK
           Prime plus .5% (7.75% at December 31, 2005), due in monthly installments of $8,710 including  interest, due September 15,
           2012, secured by substantially all assets of the Company and
           personal guarantees of the shareholders                          $  569,621         $           -

         WISCONSIN BUSINESS DEVELOPMENT FINANCE CORPORATION
           6.796% note, due in monthly installments of $4,982
           including interest, due September 1, 2015, secured
           by substantially all assets of the Company and
           personal guarantees of the shareholders                             425,206                     -
                                                                            ----------         -------------

         Total long-term debt                                                  994,827                     -
         Less current maturities                                                98,000                     -
                                                                            ----------         -------------

         Total long-term debt, less current maturities                      $  896,827         $           -
                                                                            ==========         =============

         Maturities of long-term debt for each of the five years following December 31, 2005 are as follows:

                   YEAR ENDING
                   DECEMBER 31,

                      2006                      $     98,000
                      2007                           105,000
                      2008                           112,000
                      2009                           121,000
                      2010                           130,000
                   Thereafter                        428,827
                                                ------------

                                                $    994,827
                                                ============

NOTE 7 - OPERATING LEASE

         On January 1, 2005, the Company entered into an agreement to lease its facilities from City Centre, LLC, a corporation controlled by one of the Company's shareholders under an operating lease. The lease calls for monthly rent of $33,320 and expires on December 31, 2009. The lease also grants the Company five options to renew the lease for an additional five years beginning at the end of the lease period just ended. In addition, the lease includes contingent payments based on whether the level of production exceeds certain amounts of wind turbine extension towers. No contingent payments were required to be made in 2005.

TOWER TECH SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005 AND 2004


         Following is a schedule by years of future minimum lease payments required under the lease as of December 31, 2005:

                      YEAR ENDING
                      DECEMBER 31,

                          2006                     $    399,838
                          2007                          399,838
                          2008                          399,838
                          2009                          399,838
                                                   ------------

                                         Total     $  1,599,352
                                                   ============

         Prior to entering a formal lease agreement with City Centre, LLC on January 1, 2005, the Company was not obligated to pay for the use of the property it had occupied during 2004. As a result, the Company determined the fair value of the rent to be $227,925 and recorded the receipt of the free rent as contributed capital.

         Rent expense for the years ended December 31, 2005 and 2004 was $343,874 and $227,925, respectively.

         Accrued rent payable to City Centre, LLC totaled $210,225 at December 31, 2005.

NOTE 8 - RELATED PARTY TRANSACTIONS

         The Company subcontracts a portion of its labor from RBA, Inc., a corporation controlled by one of the Company's shareholders. The Company's billings from RBA, Inc. for the years ended December 31, 2005 and 2004 were $653,538 and $378,811, respectively, for contracted labor, equipment set up, and general maintenance. At December 31, 2005 and 2004, $286,872 and $71,579 was owed to RBA, Inc. and was included in accounts payable, respectively.

         Interest expense of $100,720 and $36,100 was incurred on shareholder and related party notes during the years ended December 31, 2005 and 2004, respectively, and included in accrued liabilities at December 31, 2005 and 2004, respectively.

         During the year ended December 31, 2005, the Company's shareholders provided managerial services to the Company without charge. The Company determined the fair value of these services to be $208,000. This amount was recorded as selling, general and administrative expense and contributed capital.

NOTE 9 - CONTINGENCIES

         As of December 31, 2005, the Company had disputes over service billings related to contracted tower work from two vendors totaling $333,827. The Company is in disagreement over these billings with the vendors and does not believe they owe the stated amounts. As of April 2006, the Company has not resolved these matters and it is more likely than not that the Company will pay some amount to settle these liabilities. The Company's best estimate of this potential contingent liability is 50% of the total which is approximately $167,000 and has recorded this in accrued liabilities at December 31, 2005.

         The Company is also subject to legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the financial statements.

TOWER TECH SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005 AND 2004

NOTE 10 - SUBSEQUENT EVENTS

         MERGER

         Effective February 6, 2006, the Company merged with Blackfoot Enterprises, Inc. and became a wholly-owned subsidiary of Blackfoot Enterprises, Inc. The acquisition was treated as a recapitalization of Tower Tech Systems, Inc. ("Tower Tech") with Tower Tech being treated as the accounting acquirer in a reverse merger. The operations of Tower Tech became the continuing operations of Blackfoot Enterprises, Inc. under the new name, Tower Tech Holdings, Inc., trading under the symbol TWRT. As part of the merger, current Tower Tech shareholders received 25,250,000 shares of Blackfoot Enterprises, Inc., in exchange for the issued and outstanding common shares (555) of Tower Tech. In connection with the merger, the Company's Board of Directors unanimously agreed to issue 55 common shares immediately prior to the merger to Integritas, Inc. (a Nevada corporation) in return for their assistance in consummating the merger and consulting services on a go forward basis. The value of these services has not been quantified at this time. Since no cash was received in the merger from Blackfoot Enterprises, Inc., all transaction costs will be expensed as incurred.

         CHANGE IN TAX STATUS

         Effective with the merger discussed above, the Company terminated its subchapter S status and became a taxable entity. Prior to the issuance of stock, no provision was made for income taxes in 2005 and 2004 because the losses were included in the personal tax returns of the Company's shareholders. In the future, the Company will be treated as a taxable corporation and will record a provision for income taxes and will calculate the effect of deferred taxes.

                           BLACKFOOT ENTERPRISES, INC.
                INDEX TO PRO FORMA COMBINED FINANCIAL STATEMENTS


Pro Forma Financial Information                                             F-28

Pro Forma Combined Balance Sheet - December 31, 2005                        F-29

Pro Forma Combined Statement of Operations
        For the year ended December 31, 2005                                F-30

Pro Forma Combined Statement of Operations
        For the Year ended December 31, 2004                                F-31

Notes to the Pro Forma Combined Financial Statements                        F-32

                           BLACKFOOT ENTERPRISES, INC.
                    PRO FORMA COMBINED FINANCIAL INFORMATION


The accompanying pro forma combined financial statements present the historical financial information of Blackfoot Enterprises, Inc. (Blackfoot), as adjusted for the merger of Tower Tech Systems, Inc. (Tower Tech). For financial reporting purposes, the business combination is to be accounted for as an additional capitalization of Tower Tech with Tower Tech as the acquirer (reverse merger). The operations of Tower Tech will be the continuing operations of Blackfoot.

The accompanying pro forma combined balance sheet presents the historical financial information of Blackfoot as of December 31, 2005, as adjusted for the merger of Tower Tech, accounted for as a reverse merger.

The accompanying pro forma combined statements of operations for the years ended December 31, 2005 and 2004, combines the historical financial information of Tower Tech for the years ended December 31, 2005 and 2004 with the historical information of Blackfoot for the years ended December 31, 2005 and 2004, respectively, as if the acquisition had occurred on January 1, 2004.

The pro forma combined financial statements have been prepared by management, based on the historical audited financial statements of Blackfoot and Tower Tech. These pro forma combined financial statements may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future. The pro forma combined financial statements should be read in conjunction with the historical financial statements of Blackfoot for the years ended December 31, 2005 and 2004, and with the historical statements of Tower Tech for the years ended December 31, 2005 and 2004, included elsewhere in this filing.

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        PRO FORMA COMBINED BALANCE SHEETS
                                DECEMBER 31, 2005

                                                     Blackfoot        Tower Tech       Pro Forma               Pro Forma
                                                 Enterprises, Inc.    Systems, Inc.    Adjustments    Notes     Combined
                                                 --------------------------------------------------------- ----------------
                                                     (audited)         (audited)       (unaudited)             (unaudited)
ASSETS

CURRENT ASSETS

  Cash                                           $             -    $      166,023    $          -              $    166,023
  Accounts receivable                                          -           179,842               -                   179,842
  Inventories                                                  -           283,428               -                   283,428
  Prepaid expenses                                             -             8,362               -                     8,362
                                                 ----------------   ---------------   -------------             -------------
Total current assets                                           -           637,655               -                   637,655
                                                 ----------------   ---------------   -------------             -------------
Property and equipment
  Machinery and equipment                                      -         2,640,188               -                 2,640,188
  Office equipment                                             -            30,584               -                    30,584
  Leasehold improvements                                       -           314,759               -                   314,759
                                                 ----------------   ---------------   -------------             -------------
                                                               -         2,985,531               -                 2,985,531
  Less accumulated depreciated                                 -           309,614               -                   309,614
                                                 ----------------   ---------------   -------------             -------------
Net property and equipment                                     -         2,675,917               -                 2,675,917
                                                 ----------------   ---------------   -------------             -------------
Other asset
  Bond issuance fees,net                                       -            16,313               -                    16,313
                                                 ----------------   ---------------   -------------             -------------
                                                 $             -    $    3,329,885    $          -              $  3,329,885
                                                 ================   ===============   =============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Curent maturities of long-term debt            $             -    $       98,000    $          -              $     98,000
  Notes payable                                                -           440,000               -                   440,000
  Notes payable - related party                                -         3,356,625               -                 3,356,625
  Accounts payable                                         1,637         1,169,299               -                 1,170,936
  Accured liabilities                                          -           585,174               -                   585,174
  Customer deposits                                            -           208,866               -                   208,866
  Officers advances                                       46,347                 -         (46,347)    (3)                 -
                                                 ----------------   ---------------   -------------             -------------
Total current liabilities                                 47,984         5,857,964         (46,347)                5,859,601
                                                 ----------------   ---------------   -------------             -------------
Long-term debt less current maturities                         -           896,827               -                   896,827
                                                 ----------------   ---------------   -------------             -------------
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock                                               9,750           450,477          25,250     (1)
                                                                                          (450,477)    (1)            35,000
Additional paid in capital                                (7,650)                -         425,227     (1)
                                                                                           (50,084)    (2)
                                                                                            46,347     (3)           413,840
Accumulated deficit in the development stage             (50,084)       (3,875,383)         50,084     (2)        (3,875,383)
                                                 ----------------   ---------------   -------------             -------------
Total stockholders' deficit                              (47,984)       (3,424,906)         46,347                (3,426,543)
                                                 ----------------   ---------------   -------------             -------------
                                                 $             -    $    3,329,885    $          -              $  3,329,885
                                                 ================   ===============   =============             =============

See notes to the pro forma combined financial statements

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   PRO FORMA COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                          Blackfoot          Tower Tech        Pro Forma         Pro Forma
                                      Enterprises, Inc.    Systems, Inc.      Adjustments         Combined

                                          (audited)          (audited)        (unaudited)        (unaudited)
                                      ------------------------------------------------------------------------

   Revenues                           $            -       $   1,966,974      $          -      $   1,966,974

   Cost of revenue                                 -           4,009,338                 -          4,009,338
                                      ---------------      --------------     -------------     --------------
   Gross profit                                    -          (2,042,364)                -         (2,042,364)
                                      ---------------      --------------     -------------     --------------

   Product development                             -              62,732                 -             62,732

   General, selling and
   administrative expenses                     7,854             782,357                 -            790,211
                                      ---------------      --------------     -------------     --------------

   Total operating expenses                    7,854             845,089                 -            852,943
                                      ---------------      --------------     -------------     --------------

   Loss from operations                       (7,854)         (2,887,453)                -         (2,895,307)
                                      ---------------      --------------     -------------     --------------
Other income (expense)
   Miscellaneous expense, net                      -             (13,276)                -            (13,276)
   Interest expense                                -            (221,955)                -           (221,955)
   Other income                                    -                   -                 -                  -
                                      ---------------      --------------     -------------     --------------

   Other expense, net                              -            (235,231)                -           (235,231)
                                      ---------------      --------------     -------------     --------------

   Net loss                           $       (7,854)      $  (3,122,684)     $          -      $  (3,130,538)
                                      ===============      ==============     =============     ==============

   Loss per share                                                                               $       (0.09)
                                                                                                ==============
   Weighted average shares
      outstanding:
      Basic and diluted                                                                            35,000,000
                                                                                                ==============


See notes to the pro forma combined financial statements

                           BLACKFOOT ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   PRO FORMA COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                          Blackfoot          Tower Tech        Pro Forma         Pro Forma
                                      Enterprises, Inc.    Systems, Inc.      Adjustments         Combined

                                          (audited)          (audited)        (unaudited)        (unaudited)
                                      ------------------- ------------------------------------------------------
   Revenues                           $            -       $           -      $          -       $          -

   Cost of revenue                                 -                   -                 -                  -
                                      ---------------      --------------     -------------      -------------

   Gross profit                                    -                   -                 -                  -
                                      ---------------      --------------     -------------      -------------

   Product development                             -             176,431                 -            176,431

   General, selling and
   administrative expenses                     7,303             520,731                 -            528,034
                                      ---------------      --------------     -------------      -------------

   Total operating expenses                    7,303             697,162                 -            704,465
                                      ---------------      --------------     -------------      -------------

   Loss from operations                       (7,303)           (697,162)                -           (704,465)
                                      ---------------      --------------     -------------      -------------

Other income (expense)
   Miscellaneous expense, net                      -              (3,337)                -             (3,337)
   Interest expense                                -             (52,200)                -            (52,200)
   Other income                                    -                   -                 -                  -
                                      ---------------      --------------     -------------      -------------

   Other expense, net                              -             (55,537)                -            (55,537)
                                      ---------------      --------------     -------------      -------------

   Net loss                           $       (7,303)      $    (752,699)     $          -       $   (760,002)
                                      ===============      ==============     =============      =============

   Loss per share                                                                                $      (0.02)
                                                                                                 ==============

   Weighted average shares
      outstanding:
      Basic and diluted                                                                            35,000,000
                                                                                                 =============

See notes to the pro forma combined financial statements

                           BLACKFOOT ENTERPRISES, INC.
               NOTES TO THE PROFORMA COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

         The accompanying pro forma combined financial statements are presented to reflect the acquisition of Tower Tech Systems, Inc. by Blackfoot Enterprises, Inc., with the operations of Tower Tech Systems, Inc. being the continuing operations of the combined entities. For accounting purposes, the acquisition has been treated as a recapitalization of Tower Tech with Tower Tech as the acquirer (reverse merger).

         The accompanying pro forma combined balance sheet as of December 31, 2005 has been prepared to give effect to the acquisition of Tower Tech by Blackfoot as if the acquisition occurred on December 31, 2005. The historical financial statements prior to December 31, 2005, are those of Tower Tech. The accompanying pro forma combined statement of operations combines the historical operations of Tower Tech for the years ended December 31, 2005 and 2004, as if the acquisition had occurred on January 1, 2004.

Note 2 - Pro forma adjustments

         The unaudited pro forma combined financial statements reflect the following pro forma adjustments:

(1) As part of the merger, Tower Tech Systems, Inc. (Tower Tech) shareholders will receive 25,250,000 shares of Blackfoot Enterprises, Inc. (Blackfoot) in exchange for the 555 issued and outstanding common shares of Tower Tech so that 35,000,000 shares ($.001 par value) will be outstanding after the merger.

(2) As a result of the merger, Blackfoot's accumulated deficit in the development stage will be eliminated and be offset against additional paid-in capital.

(3) Integritas, Inc. received 55 shares of Tower Tech in return for its continuing consulting services provided in the Tower Tech/Blackfoot merger. Part of these services include paying off the advances made by Blackfoot by its officers.