Form 10QSB
period 2006-03-31
TOWER TECH HOLDINGS INC.
filed 2006-05-19
CIK 1120370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                     0-31313
                            (Commission file number)

                            TOWER TECH HOLDINGS INC.
        (Exact name of small business issuer as specified in its charter)

                  NEVADA                              88-0409160
       (State or other jurisdiction                 (IRS Employer
     of incorporation or organization)            Identification No.)

             980 MARITIME DRIVE, SUITE 6, MANITOWOC, WISCONSIN 54220
                    (Address of principal executive offices)

                                 (920) 684-5531
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
            has been subject to such filing requirements for the past
                             90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes  [ ]   No   [X]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
             As of May 15, 2006 - 35,000,000 shares of common stock


   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                                           PAGE
                                                                          NUMBER

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets (unaudited) as of
           March 31, 2006 and December 31, 2005                                3

           Consolidated Statements of Operations (unaudited)
           for the three months ended March 31, 2006 and 2005                  4

           Consolidated Statements of Cash Flows (unaudited) for the
           three months ended March 31, 2006 and 2005                          5

           Notes to Consolidated Financial Statements (unaudited)              6

Item 2.    Management's Discussion and Analysis or Plan of Operations         11

Item 3.    Controls and Procedures                                            15


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  16

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        16

Item 3.    Defaults Upon Senior Securities                                    16

Item 4.    Submission of Matters to a Vote of Security Holders                16

Item 5.    Other Information                                                  16

Item 6.    Exhibits                                                           16


SIGNATURES                                                                    18

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           Consolidated Balance Sheets
                                  (Unaudited)

                                                                              March 31,           December 31,
                                                                                 2006                 2005
                                                                                 ----                 ----
        ASSETS
Current assets:
   Cash                                                                    $       6,445         $     166,023
   Accounts receivable                                                            65,929               179,842
   Inventories                                                                         -               283,428
   Prepaid expenses                                                                1,433                 8,362
                                                                           --------------        --------------

Total current assets                                                              73,807               637,655
                                                                           --------------        --------------
Property and equipment:
   Machinery and equipment                                                     2,644,985             2,640,188
   Office equipment                                                               32,276                30,584
   Leasehold improvements                                                        314,759               314,759
                                                                           --------------        --------------

                                                                               2,992,020             2,985,531
   Less accumulated depreciation and amortization                                386,143               309,614
                                                                           --------------        --------------

Net property and equipment                                                     2,605,877             2,675,917
                                                                           --------------        --------------

Bond issuance fees, net of amortization of $837 and $418, respectively            15,894                16,313
                                                                           --------------        --------------

        TOTAL ASSETS                                                       $   2,695,578         $   3,329,885
                                                                           ==============        ==============
        LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Notes payable                                                           $     500,000         $     440,000
   Notes payable - related party                                               3,456,353             3,356,625
   Current maturities of long-term debt                                           90,000                98,000
   Accounts payable                                                            1,276,082             1,169,299
   Accrued liabilities                                                           714,633               585,174
   Customer deposits                                                                   -               208,866
                                                                           --------------        --------------

Total current liabilities                                                      6,037,068             5,857,964
                                                                           --------------        --------------

Long-term debt less current maturities                                           893,268               896,827
                                                                           --------------        --------------
Commitments and contingencies

Shareholders' deficit:
   Preferred stock, no par value:
     10,000,000 shares authorized; no shares issued or outstanding
   Common stock, $.001 par value:
     100,000,000 shares authorized; 35,000,000 and 22,750,000
     shares issued and outstanding, respectively                                  35,000                22,750
   Additional paid in capital                                                    751,977               427,727
   Accumulated deficit in the development stage                               (5,021,735)           (3,875,383)
                                                                           --------------        --------------

Total shareholders' deficit                                                   (4,234,758)           (3,424,906)
                                                                           --------------        --------------

        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $   2,695,578         $   3,329,885
                                                                           ==============        ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                               Cumulative from
                                                                                                 October 17,
                                                          For the Three Months Ended                 2003
                                                  -----------------------------------------     (Inception) to
                                                       March 31,            March 31,              March 31,
                                                         2006                 2005                   2006
                                                         ----                 ----                   ----
Net sales                                         $      590,731       $      623,091          $   2,557,705

Cost of sales                                          1,097,640              745,197              5,106,978
                                                  ---------------      ---------------         --------------

Gross loss                                              (506,909)            (122,106)            (2,549,273)
                                                  ---------------      ---------------         --------------

Merger transaction costs                                 250,000                    -                250,000
Product development                                       17,078                    -                256,241
Selling, general and administrative expenses             272,061              167,574              1,575,149
                                                  ---------------      ---------------         --------------

Total operating expenses                                 539,139              167,574              2,081,390
                                                  ---------------      ---------------         --------------

Loss from operations                                  (1,046,048)            (289,680)            (4,630,663)
                                                  ---------------      ---------------         --------------

Other income (expense):
   Miscellaneous expense, net                                  -                    -                 (3,337)
   Realized loss on foreign currency transactions         (3,083)                   -                (16,359)
   Interest expense                                      (97,221)             (33,574)              (371,376)
                                                  ---------------      ---------------         --------------

Other expense, net                                      (100,304)             (33,574)              (391,072)
                                                  ---------------      ---------------         --------------

Net loss                                          $   (1,146,352)      $     (323,254)         $  (5,021,735)
                                                  ===============      ===============         ==============

Net loss per common share
  (basic and diluted)                             $        (0.04)      $        (0.01)
                                                  ===============      ===============

Weighted average shares outstanding:
   Basic and diluted                                  29,963,889           22,750,000
                                                  ===============      ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                   Cumulative
                                                                                                      from
                                                                                                   October 17,
                                                                                                       2003
                                                                                                  (Inception) to
                                                                For the Three Months Ended           March 31,
                                                            ---------------------------------
                                                                  2006               2005              2006
                                                                  ----               ----              ----
Cash flows from operating activities:
   Net loss                                                 $   (1,146,352)    $    (323,254)    $   (5,021,735)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation                                                   76,529            46,935            386,144
     Amortization of bond issuance fees                                419                 -                836
     Contributed facilities (free rent) by shareholders                  -                 -            227,925
     Contributed services by shareholders                           86,500            52,000            294,500
     Common stock issued for merger transaction costs              250,000                 -            250,000
     Changes in operating assets and
     liabilities:
       Accounts receivable                                         113,913           (15,570)           (65,929)
       Inventories                                                 283,428           332,387                  -
       Prepaid expenses                                              6,929                 -             (1,433)
       Accounts payable                                            106,783           (68,900)         1,182,450
       Accrued liabilities                                         129,459           124,768            714,633
       Customer deposits                                          (208,866)         (274,580)                 -
                                                            ---------------    --------------    ---------------

Net cash used in operating activities                             (301,258)         (126,214)        (2,032,609)
                                                            ---------------    --------------    ---------------

Cash flows from investing activity:
   Purchases of property and equipment                              (6,489)          (23,461)        (2,579,388)
                                                            ---------------    --------------    ---------------

Cash flows from financing activities:
   Decrease in bank overdraft                                            -            (5,775)                 -
   Increase in notes payable                                       159,728           159,393          3,637,353
   Proceeds from long-term debt                                          -                 -          2,674,000
   Retirement of long-term debt                                    (11,559)                -         (1,690,732)
   Payment for bond issuance fees                                        -                 -            (16,731)
   Proceeds from sale of common stock                                    -                 -             40,000
   Distributions to shareholders                                         -                 -            (25,448)
                                                            ---------------    --------------    ---------------

Net cash provided by financing activities                          148,169           153,618          4,618,442
                                                            ---------------    --------------    ---------------

Net increase (decrease) in cash                                   (159,578)    $       3,943              6,445
Cash at beginning of period                                        166,023                 -                  -
                                                            ---------------    --------------    ---------------

Cash at end of period                                       $        6,445     $       3,943     $        6,445
                                                            ===============    ==============    ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial information has been prepared by Tower Tech Holdings Inc. and Subsidiary (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The December 31, 2005 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.


Note 2.  ORGANIZATION

Tower Tech Holdings Inc. (formerly Blackfoot Enterprises, Inc. ("Blackfoot")) was incorporated under the laws of the State of Nevada on July 10, 1996.

On November 18, 2005, Blackfoot entered into a Share Exchange Agreement (the "Exchange Agreement") whereby it agreed to issue 25,250,000 shares of its common stock to acquire all of the outstanding shares of Tower Tech Systems, Inc. ("Tower Tech"), a private corporation incorporated under the laws of the State of Wisconsin. Tower Tech engineers and manufactures wind turbine extension towers.

As part of the Exchange Agreement, immediately prior to the closing of the transaction on February 6, 2006, 2,500,000 restricted common shares were issued to a consultant for services provided in connection with this business combination transaction, which were valued at $250,000. These 2,500,000 shares were part of the 25,250,000 shares described above.

Upon completion of the transaction on February 6, 2006, Tower Tech became a wholly-owned subsidiary of Blackfoot and Blackfoot changed its name to "Tower Tech Holdings Inc." Since this transaction resulted in the existing shareholders of Tower Tech acquiring control of Blackfoot, for financial reporting purposes the business combination has been accounted for as an additional capitalization of Blackfoot (a reverse acquisition with Tower Tech as the accounting acquirer).

Operations of Tower Tech are the continuing operations of the Company.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY
                          (A Development Stage Company)

              Notes to Consolidated Financial Statements, Continued
                                   (Unaudited)

The accompanying financial statements as of December 31, 2005 and March 31, 2005 and for the three months ended March 31, 2006 present the historical financial information of Tower Tech. The outstanding common shares of Tower Tech at December 31, 2005 have been restated to reflect the shares issued upon reorganization. The accompanying financial statements as of March 31, 2006 and for the three months ended March 31, 2006 present the historical financial information of Tower Tech for the three months ended March 31, 2006 consolidated with Blackfoot from the date of reorganization (February 6, 2006) to March 31, 2006.

Note 3.  COMPANY'S CONTINUED EXISTENCE

The Company incurred significant operating losses during its years of operations. At March 31, 2006, the Company has a negative working capital position of $5,963,261 and a shareholders' deficit of $4,234,758. Furthermore, the Company is highly leveraged with debt. It is management's opinion that these facts raise substantial doubts about the Company's ability to continue as a going concern without addition debt or equity financing. In the event that the Company is unable to obtain additional capital, it would be forced to reduce operating expenditures further and/or cease operations altogether.


Note 4.  DEVELOPMENT STAGE OPERATIONS

The Company was incorporated on October 17, 2003 and was inactive during 2003. Five hundred shares of no par value common stock were sold for $40,000 in 2004. Development of the manufacturing process began in July 2004 after the acquisition and installation of necessary  manufacturing  equipment.  Operations prior to that time were devoted primarily to securing orders and purchasing capital assets. In February 2005, the first wind turbine extension towers were delivered and additional towers were completed throughout the remainder of 2005 and first quarter of 2006. Due to lack of funding and manufacturing inefficiencies, the Company temporarily suspended production in February 2006 and, therefore, still considered itself to be in the development stage at March 31, 2006.


Note 5.  EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of FASB No. 154 did not have an impact on the Company's consolidated financial position or results of operations.

                    TOWER TECH HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              Notes to Consolidated Financial Statements, Continued
                                   (Unaudited)


Note 6.  NOTES PAYABLE

         Notes payable consist of the following:

                                                                            March 31,       December 31,
                                                                              2006              2005
                                                                              ----              ----
         THIRD PARTY
            Prime plus 1% (8.75% at March 31, 2006) note,
            due April 14, 2006                                           $      100,000     $      100,000

            Prime plus 1% (8.75% at March 31, 2006) note,
            due January 15, 2006                                                 90,000             90,000

            Prime plus 2.5% (10.25% at March 31, 2006) note,
            due April 21, 2007                                                  250,000            250,000

            7.5% note, due August 2, 2006                                        60,000                  -
                                                                         --------------     --------------

         Total third party notes payable                                 $      500,000     $      440,000
                                                                         ==============     ==============

         RELATED PARTY
            5% notes, due on demand, unsecured                           $      315,500     $      266,000

            Shareholder notes at prime plus 1.5% (8.75% at
              December 31, 2005) notes, due on demand, unsecured,
              changed to fixed rate notes (8% on January 1, 2006).            3,140,853          3,090,625
                                                                         --------------     --------------

         Total related party notes payable                               $    3,456,353     $    3,356,625
                                                                         ==============     ==============


New debt consists of a note for $60,000 issued on February 2, 2006 at 7.5% due on August 2, 2006. Additional amounts totaling $49,500 were also contributed by related parties. These notes are due on demand and have an interest rate of 5%. Shareholder notes increased by $50,228. The terms of these notes were changed as of January 1, 2006 to a fixed rate of 8%.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY
                          (A Development Stage Company)

              Notes to Consolidated Financial Statements, Continued
                                   (Unaudited)


Note 7.  LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                            March 31,      December 31
                                                                              2006             2005
                                                                              ----             ----
         ASSOCIATED BANK
           Prime plus .5% (8.25% at March 31, 2006), due in monthly
           installments of $8,710 including interest, due September 15,
           2012, secured by substantially all assets of the Company and
           personal guarantees of the shareholders                         $    565,811     $    569,621

         WISCONSIN BUSINESS DEVELOPMENT FINANCE CORPORATION
           6.796% note, due in monthly installments of $4,982
           including interest, due September 1, 2015, secured
           by substantially all assets of the Company and
           personal guarantees of the shareholders                              417,457          425,206
                                                                           ------------     ------------

         Total long-term debt                                                   983,268          994,827
         Less current maturities                                                 90,000           98,000
                                                                           ------------     ------------

         Total long-term debt, less current maturities                     $    893,268     $    896,827
                                                                           ============     ============


Note 8.  CONTINGENCIES

As of March 31, 2006, the Company had disputes over service billings related to contracted tower work from two vendors totaling $333,827. The Company is in disagreement over these billings with the vendors and does not believe it owes the stated amounts. As of May 19, 2006, the Company has not resolved these matters and it is more likely than not that the Company will pay some amount to settle these liabilities. The Company's best estimate of this potential contingent liability is 50% of the total, which is approximately $167,000, and this amount is included in accrued liabilities at March 31, 2006.

The Company is also subject to legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the financial statements.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY
                          (A Development Stage Company)

              Notes to Consolidated Financial Statements, Continued
                                   (Unaudited)

Note 9.  INCOME TAXES

The Company had elected to be taxed as an S corporation under the provisions of the Internal Revenue Code and Wisconsin Statutes. Under those provisions, the
Company did not pay federal and state corporate income taxes on its taxable income. Instead, the shareholders were liable for individual federal and
Wisconsin income taxes on the Company's taxable income. The Company could periodically make distributions to the shareholders for income taxes. Accordingly, no provision for income taxes has been previously recorded.

As of February 7, 2006, the Company's S-election status was terminated due to the business combination with Blackfoot. The Company is now operating as a C corporation and is subject to income taxes.

Income taxes will be provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial and tax bases of receivables, inventories, property and equipment and accrued liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and for tax credits that are available to offset future income taxes. Valuation allowances are established, if necessary, to reduce any deferred tax asset to the amount that will more likely than not be realized.

For the period from February 7, 2006 to March 31, 2006, no income tax benefit was recorded for the net loss due to the fact that the net operating loss carryforward benefit may never be realized. The Company has recorded a full valuation allowance due to its historical financial performance of losses in every quarter since its inception.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

         Effective February 6, 2006, an arrangement was completed between the company, then known as Blackfoot Enterprises, Inc. and Tower Tech Systems, Inc., a Wisconsin corporation ("Tower Tech"), whereby the shareholders of Tower Tech exchanged all of their common shares for 25,250,000 shares of Blackfoot common stock (the "Acquisition").

         Immediately following the Acquisition, the former shareholders of Tower Tech held approximately 72.1% of Blackfoot's total issued and outstanding common shares. Tower Tech was thereby deemed to be the acquiror and surviving company for accounting purposes. Accordingly, the transaction has been accounted for as a reverse acquisition using the purchase method whereby the assets and liabilities of Blackfoot have been recorded at their fair market values and operating results have been included in the company's financial statements from the effective date of purchase. The net assets of Tower Tech are included in the balance sheet at their historical book values and its historical results of operations have been presented for the comparative prior period.

TOWER TECH

         We, through Tower Tech, engineer and manufacture wind turbine extension towers. Tower Tech was incorporated in October 2003 and was inactive during 2003. Development of the manufacturing process began in July 2004 after the acquisition and installation of necessary manufacturing equipment. Operations prior to that time were devoted primarily to securing orders and purchasing capital assets. In February 2005, we completed our manufacturing for Clipper Windpower the largest wind tower in the country to specifications, erected in Wyoming. Tower Tech entered into a Tower Production Agreement in May 2005 with Vestas Towers Inc., pursuant to which Tower Tech has become a preferred tower supplier to Vestas and towers were completed throughout the remainder of 2005 and the first quarter of 2006. The first purchase order under that agreement was a production run for Vestas that served as Tower Tech's "proving run," during which final adjustments were made to the capital and production plans. Following the proving run, Tower Tech temporarily suspended production in February 2006 while it focused on capital raising, production line improvements, and contract and purchase order negotiations with current and future customers. Therefore, we still considered the Company to be in the development stage at March 31, 2006.

         We have a limited history of operations and through March 31, 2006, have generated limited revenues from our manufacturing operations. However, management believes that the chances for success are good, as wind energy is the fastest growing electricity-generating technology in the world, according to the Department of Energy's National Renewable Energy Laboratory in December 2004.

         We have been unprofitable since inception in October 2003 and we expect to incur substantial additional operating losses for at least the foreseeable future as we continue to refine our manufacturing processes. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not necessarily indicative of our future operating results. We have incurred net losses since inception. As of March 31, 2006, our accumulated deficit was $5,021,735.

         The report of Tower Tech's independent registered public accounting firm on the financial statements for the year ended December 31, 2005, included an explanatory paragraph relating to the uncertainty of Tower Tech's ability to continue as a going concern. Tower Tech incurred a significant operating loss during the year ended December 31, 2005. At December 31, 2005, Tower Tech reported a negative working capital position of $5,220,309 and had a shareholders' deficit of $3,424,906. Furthermore, Tower Tech is highly leveraged with debt. These factors raise substantial doubt about Tower Tech's ability to continue as a going concern without additional debt or equity financing. There can be no assurance that the Company will be able to reach a level of operations that would finance its day-to-day activities.

         We have financed our operations and internal growth primarily through capital contributed by shareholders and borrowings from both shareholders and financial institutions. Management believes that the company has exhausted its ability to borrow additional funds and that additional capital for its operations would have to be raised through the sale of equity. Accordingly, management sought and closed the Acquisition transaction, as management believes it will enhance its ability to raise additional capital.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management reviews its estimates on an on going basis. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the financial statements:

         REVENUE RECOGNITION. We recognize revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services rendered, the selling price is fixed or determinable, collectibility is reasonably assured and delivery has occurred per the contract terms. Customer deposits and other receipts are generally deferred and recognized when earned. Revenue is recognized on a contract-by-contract basis. Depending on the terms of the contract, revenue may be earned by the building of tower sections, building a complete tower, or modification to existing towers or sections. Warranty costs are estimated and accrued based on historical rates or known costs of corrections.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In May 2005, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of FASB No. 154 did not have an impact on our consolidated financial position or results of operations.

RESULTS OF OPERATIONS

         REVENUES. Tower Tech recognized its first revenue from sales in March 2005. For the three months ended March 31, 2005, net sales were $623,091 with cost of sales, $745,197, exceeding revenues due to extraordinary start-up and ramp-up costs. In comparison, net sales were $590,731 for the three months ended March 31, 2006 with cost of sales of $1,097,640. The production during the quarter ended March 31, 2006 was a continuation of our "proving run" efforts that started in the last quarter of 2005. During the proving run, all of which was performed on a labor-only basis, our operating division experienced operating inefficiencies that were identified and resolved during the period, resulting in an unusually high labor cost per tower of 2000 man-hours. We have developed a production modification plan from the proving run experience, including the replacement of non-performing welding equipment, adjustments to plant layout, automation of specific production elements, and adjustments to inspection and quality control activities that should drive the labor cost per tower down to 1050 man-hours.

         MERGER TRANSACTION COSTS. Merger transaction costs consist primarily of consulting services provided by and direct expenses, such as legal and accounting fees and stock issuance costs, paid by Integritas, Inc. These services and expenses were directly related to the Acquisition transaction.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of contract engineering costs for outsourced design or development, equipment and material costs relating to all design and prototype development activities. For the three months ended March 31, 2006, these expenses were $17,078, as compared to $-0- for the comparable period in 2005. Management expects these costs to vary in direct proportion to sales until such time as Tower Tech is operating at full capacity.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $167,574 in 2005 to $272,061 in 2006. This increase is primarily the result of being a public company in 2006, resulting in higher professional fees and administrative expenses.

         INTEREST EXPENSE. Interest expense was $97,221 in 2006, compared to $33,574 for the comparable 2005 period. The increase was due to increases in corporate debt incurred to fund ramp-up and administrative costs as explained above.

         NET LOSS. Net loss increased by $823,098 to $1,146,352 for the three months ended March 31, 2006 from a net loss of $323,254 for the comparable 2005 period. The larger net loss is largely a result of what management believes are ramp-up costs associated with the proving run production and certain administrative costs associated with the Acquisition transaction.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception primarily through capital contributed by shareholders and borrowing from shareholders and from financial institutions with personal guarantees being provided by the shareholders. From inception to March 31, 2006, shareholders contributed $227,925 in the form of free rent and $294,500 in the form of management salaries. At March 31, 2006, notes payable to related parties was $3,456,353 and long-term debt was $983,268.

         At March 31, 2006, we had cash of $6,445 and a working capital deficiency of $5,963,261, as compared to cash of $166,023 and a working capital deficiency of $5,220,309 at December 31, 2005. The decrease in cash and increase in the working capital deficiency were due primarily to the loss for the three-month period, as cash used in operating activities was $301,258 for the three months ended March 31, 2006 as compared to $126,214 for the 2005 period.

PLAN OF OPERATION

         We expect to continue to incur negative cash flows and net losses for at least the foreseeable future. Based upon our current plans, management believes that it will need external funding of approximately $7,000,000 to cover its operational and capital expenses through the end of the current fiscal year. However, changes in our business strategy, relationship with Vestas, or marketing plans or other events affecting its operating plans and expenses may result in the expenditure of existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds or some combination thereof. We may not be successful in raising necessary funds on acceptable terms, or at all.

         We will remain focused on manufacturing and selling wind towers and monopiles to the wind energy industry over the next twelve months. We will improve our manufacturing production process through the acquisition of additional efficiency-enhancing equipment as well as the implementation of throughput-enhancing production methodologies. We do not anticipate that we will add a significant number of new employees as we increase our plant capacity from 50 towers per year to 150, and, in fact, project that our total employment may actually decline during capacity expansion with the addition of this labor-saving equipment and these significant process improvements. We have also applied to become a "Port-of-Entry" in order to secure further improvements in efficiency and to make the plant more competitive in the future.

OFF-BALANCE SHEET ARRANGEMENTS

         As of March 31, 2006, we did not have any off-balance sheet arrangements.

FORWARD-LOOKING STATEMENTS

         The forward-looking comments contained in this discussion involve risks and uncertainties. Actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing and refining manufacturing operations, and competition.


ITEM 3.    CONTROLS AND PROCEDURES

         As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

         The delay in filing this report has been due primarily to Tower Tech's disclosure controls and procedures. At December 31, 2005, Tower Tech was still a private company and had not established adequate disclosure controls and procedures. Management believes, however, that Tower Tech is making progress in this regard.

         Additionally, the Company does not have a formal audit committee, its board of directors oversees the responsibilities of the audit committee. The board is fully aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, the board has determined that considering the employees involved and the control procedures in place, risks associated with such a lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases at this time.


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported on the Form 8-K dated February 7, 2006, filed February 10, 2006.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Stockholders of the registrant holding a majority of the outstanding shares of common stock took the following actions pursuant to the written consent, dated as of December 21, 2005, to be effective February 6, 2006:

    o    the Exchange Agreement with Tower Tech Systems, Inc. was approved;

    o the Articles of Incorporation were amended to increase the authorized shares of common stock from 25,000,000 to 100,000,000 and 10,000,000 shares of preferred stock were authorized; and

    o the Articles of Incorporation were amended to change the name of the registrant from Blackfoot Enterprises, Inc. to Tower Tech Holdings Inc.


ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS

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

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
   3.3        Bylaws (2)
--------------------------------------------------------------------------------
  10.1        Tower Production Agreement (4)
--------------------------------------------------------------------------------
  10.2        Associated Bank loan documents (4)
--------------------------------------------------------------------------------
  10.3        Wisconsin Business Development Finance Corporation loan documents
              (4)
--------------------------------------------------------------------------------
  10.4        Lease agreement with City Centre, LLC (4)
--------------------------------------------------------------------------------
  10.5        Promissory note to BFM LLC dated January 28, 2005 (4)
--------------------------------------------------------------------------------
  10.6        Promissory note to Choice Inc dated May 25, 2005 (4)
--------------------------------------------------------------------------------
  10.7        Promissory note to 43 Enterprises dated October 20, 2005 (4)
--------------------------------------------------------------------------------
  10.8        Promissory note to Choice Inc. dated October 21, 2005 (4)
--------------------------------------------------------------------------------
  10.9        Promissory note to City Centre LLC dated November 11, 2005 (4)
--------------------------------------------------------------------------------
  10.10       Promissory note to City Centre LLC dated December 30, 2005 (4)
--------------------------------------------------------------------------------
  10.11       Line of credit agreements with related parties (4)
--------------------------------------------------------------------------------
  21.1        Subsidiaries of Tower Tech Holdings Inc. (4)
--------------------------------------------------------------------------------
  31.1        Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
  31.2        Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
--------------------------------------------------------------------------------
  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
--------------------------------------------------------------------------------

------------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed November 21, 2005.
(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB filed August 11, 2000.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed February 10, 2006.
(4) Incorporated by reference to the exhibits to the registrant's annual report for the fiscal year ended December 31, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TOWER TECH HOLDINGS INC.



May 19, 2006                          By: /s/ SAMUEL W. FAIRCHILD
                                         ---------------------------------------
                                            Samuel W. Fairchild
                                            Interim Chief Executive Officer



May 19, 2006                          By: /s/ DANIEL P. WERGIN
                                         ---------------------------------------
                                            Daniel P. Wergin
                                            Chief Financial Officer