Form 10QSB
period 2006-06-30
TOWER TECH HOLDINGS INC.
filed 2006-08-14
CIK 1120370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
        (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes  [ ]   No   [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            As of July 31, 2006 - 35,000,000 shares of common stock


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                                           PAGE
                                                                          NUMBER

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets (unaudited) as of June 30, 2006
           and December 31, 2005                                             3

           Consolidated Statements of Operations (unaudited) for the
           three and six months ended June 30, 2006 and 2005 and
           cumulative from October 17, 2003 (inception) to June 30, 2006     4

           Consolidated Statements of Cash Flows (unaudited) for the
           six months ended June 30, 2006 and 2005 and cumulative
           from October 17, 2003 (inception) to June 30, 2006                5

           Notes to Consolidated Financial Statements (unaudited)            6

Item 2.    Management's Discussion and Analysis or Plan of Operations       11

Item 3.    Controls and Procedures                                          17


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                18

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      18

Item 3.    Defaults Upon Senior Securities                                  18

Item 4.    Submission of Matters to a Vote of Security Holders              18

Item 5.    Other Information                                                18

Item 6.    Exhibits                                                         18


SIGNATURES                                                                  20

                    TOWER TECH HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                                                                (Unaudited)           (Audited)
                                                                                June 30,             December 31,
                                                                                  2006                   2005
                                                                                  ----                   ----
      ASSETS

Current assets:
   Cash                                                                      $       66,937        $      166,023
   Accounts receivable                                                               24,007               179,842
   Inventories                                                                       65,852               283,428
   Prepaid expenses                                                                  37,363                 8,362
                                                                             ---------------       ---------------

Total current assets                                                                194,159               637,655
                                                                             ---------------       ---------------
Property and equipment:
   Machinery and equipment                                                        2,813,308             2,640,188
   Office equipment                                                                  32,276                30,584
   Leasehold improvements                                                           314,759               314,759
                                                                             ---------------       ---------------

                                                                                  3,160,343             2,985,531
   Less accumulated depreciation and amortization                                   469,108               309,614
                                                                             ---------------       ---------------

Net property and equipment                                                        2,691,235             2,675,917
                                                                             ---------------       ---------------

Bond issuance fees, net of amortization of $1,255 and $418, respectively             15,476                16,313
                                                                             ---------------       ---------------

      TOTAL ASSETS                                                           $    2,900,870        $    3,329,885
                                                                             ===============       ===============
      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Notes payable                                                             $      500,000        $      440,000
   Notes payable - related party                                                  4,080,557             3,356,625
   Current maturities of long-term debt                                              92,000                98,000
   Accounts payable                                                               1,356,972             1,169,299
   Accrued liabilities                                                              920,604               585,174
   Customer deposits                                                                 76,755               208,866
                                                                             ---------------       ---------------

Total current liabilities                                                         7,026,888             5,857,964
                                                                             ---------------       ---------------

Long-term debt less current maturities                                              883,383               896,827
                                                                             ---------------       ---------------
Commitments and contingencies

Shareholders' deficit:
   Common stock, $.001 par value:
     100,000,000 shares authorized;
     35,000,000 and 22,750,000 shares issued and outstanding, respectively           35,000                22,750
   Preferred stock, no par value:
     10,000,000 shares authorized; no shares issued and outstanding                       -                     -
   Additional paid in capital                                                       803,977               427,727
   Accumulated deficit in the development stage                                  (5,848,378)           (3,875,383)
                                                                             ---------------       ---------------

Total shareholders' deficit                                                      (5,009,401)           (3,424,906)
                                                                             ---------------       ---------------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                            $    2,900,870        $    3,329,885
                                                                             ===============       ===============

              The accompanying notes are an integral part of these
                              financial statements.

                    TOWER TECH HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                    Cumulative from
                                                                                                                     October 17,
                                                     For the Three Months Ended       For the Six Months Ended          2003
                                                  ---------------------------------------------------------------   (Inception) to
                                                    June 30,         June 30,         June 30,        June 30,         June 30,
                                                      2006             2005             2006            2005             2006
                                                      ----             ----             ----            ----             ----
Net sales                                         $     23,112     $      9,426     $    613,843    $    632,517     $  2,580,817

Cost of sales                                          492,098          225,923        1,589,738         971,120        5,599,076
                                                  -------------    -------------    -------------   -------------    -------------

Gross loss                                            (468,986)        (216,497)        (975,895)       (338,603)      (3,018,259)
                                                  -------------    -------------    -------------   -------------    -------------

Merger transaction costs                                     -                -          250,000               -          250,000
Product development                                      9,858           45,963           26,936          45,963          266,099
Selling, general and administrative expenses           235,696          348,286          507,757         515,860        1,810,845
                                                  -------------    -------------    -------------   -------------    -------------

Total operating expenses                               245,554          394,249          784,693         561,823        2,326,944
                                                  -------------    -------------    -------------   -------------    -------------

Loss from operations                                  (714,540)        (610,746)      (1,760,588)       (900,426)      (5,345,203)
                                                  -------------    -------------    -------------   -------------    -------------

Other income (expense):
  Miscellaneous expense, net                                 -           (5,609)               -          (5,609)          (3,337)
  Realized loss on foreign currency transactions             -                -           (3,083)              -          (16,359)
  Interest expense                                    (112,103)         (47,056)        (209,324)        (80,630)        (483,479)
                                                  -------------    -------------    -------------   -------------    -------------

Total other expense, net                              (112,103)         (52,665)        (212,407)        (86,239)        (503,175)
                                                  -------------    -------------    -------------   -------------    -------------

Net loss                                          $   (826,643)    $   (663,411)    $ (1,972,995)   $   (986,665)    $ (5,848,378)
                                                  =============    =============    =============   =============    =============

Net loss per common share
  (basic and diluted)                             $      (0.02)    $      (0.03)    $      (0.06)   $      (0.04)    $      (0.24)
                                                  =============    =============    =============   =============    =============

Weighted average shares outstanding:
   Basic and diluted                                35,000,000       22,750,000       32,495,856      22,750,000       24,537,234
                                                  =============    =============    =============   =============    =============

              The accompanying notes are an integral part of these
                              financial statements.

                    TOWER TECH HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Cumulative
                                                                                                     from
                                                                                                  October 17,
                                                                                                     2003
                                                                  For the Six Months Ended      (Inception) to
                                                              ---------------------------------
                                                                  June 30,         June 30,        June 30,
                                                                    2006             2005            2006
                                                                    ----
Cash flows from operating activities:
   Net loss                                                   $  (1,972,995)   $    (986,665)   $  (5,848,378)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation                                                   159,494          100,481          469,108
     Amortization of bond issuance fees                                 837                -            1,255
     Contributed facilities (free rent) by shareholders                   -                -          227,925
     Contributed services by shareholders                           138,500          104,000          346,500
     Common stock issued for merger transaction costs               250,000                -          250,000
     Changes in operating assets and liabilities:
       Accounts receivable                                          155,835          (10,777)         (24,007)
       Inventories                                                  217,576          302,387          (65,852)
       Prepaid expenses                                             (29,001)               -          (37,363)
       Accounts payable                                              25,400          456,925        1,101,067
       Accrued liabilities                                          335,430          281,033          920,604
       Customer deposits                                           (132,111)        (274,580)          76,755
                                                              --------------   --------------   --------------

Net cash used in operating activities                              (851,035)         (27,196)      (2,582,386)
                                                              --------------   --------------   --------------

Cash flows from investing activity:
   Purchases of property and equipment                              (12,539)        (634,978)      (2,585,438)
                                                              --------------   --------------   --------------

Net cash used for investing activities                              (12,539)        (634,978)      (2,585,438)
                                                              --------------   --------------   --------------

Cash flows from financing activities:
   Decrease in bank overdraft                                             -           (5,775)               -
   Increase in notes payable                                        783,932          678,000        4,261,557
   Proceeds from long-term debt                                           -                -        2,674,000
   Payments on long-term debt                                       (19,444)                       (1,698,617)
   Payment for bond issuance fees                                         -                -          (16,731)
   Proceeds from sale of common stock                                     -                -           40,000
   Distributions to shareholders                                          -                -          (25,448)
                                                              --------------   --------------   --------------

Net cash provided by financing activities                           764,488          672,225        5,234,761
                                                              --------------   --------------   --------------

Net increase (decrease) in cash                                     (99,086)          10,051           66,937
Cash at beginning of period                                         166,023                -                -
                                                              --------------   --------------   --------------

Cash at end of period                                         $      66,937    $      10,051    $      66,937
                                                              ==============   ==============   ==============


              The accompanying notes are an integral part of these
                              financial statements.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited consolidated financial information has been prepared by Tower Tech Holdings, Inc. and Subsidiary (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The December 31, 2005 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

2.  ORGANIZATION

Tower Tech Holdings, Inc. (formerly Blackfoot Enterprises, Inc. (Blackfoot)) was incorporated under the laws of the State of Nevada on July 10, 1996.

On November 18, 2005, Blackfoot entered into a Share Exchange Agreement whereby it agreed to issue 25,250,000 shares of its common stock to acquire all of the outstanding shares of Tower Tech Systems, Inc. (Tower Tech), a private corporation incorporated under the laws of the State of Wisconsin. Tower Tech engineers and manufactures wind turbine extension towers.

As part of the Share Exchange Agreement, immediately prior to the closing of the transaction on February 6, 2006, 2,500,000 restricted common shares were issued to a consultant for services provided in connection with this business combination transaction, which were valued at $250,000. These 2,500,000 shares were part of the 25,250,000 shares described above.

Upon completion of the transaction on February 6, 2006, Tower Tech became a wholly-owned subsidiary of Blackfoot and Blackfoot changed its name to Tower Tech Holdings, Inc. Since this transaction resulted in the existing shareholders of Tower Tech acquiring control of Blackfoot, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of Blackfoot (a reverse acquisition with Tower Tech as the accounting acquirer).

Operations of Tower Tech are the continuing operations of the Company.

                    TOWER TECH HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              Notes to Consolidated Financial Statements, Continued
                                   (Unaudited)


The accompanying financial statements as of December 31, 2005 and June 30, 2006 and for the six months ended June 30, 2006 present the historical financial information of Tower Tech. The outstanding common shares of Tower Tech at December 31, 2005 have been restated to reflect the shares issued upon reorganization. The accompanying financial statements as of June 30, 2006 and for the six months ended June 30, 2006 present the historical financial information of Tower Tech for the six months ended June 30, 2006 consolidated with Blackfoot from the date of reorganization (February 6, 2006) to June 30, 2006.

3.  COMPANY'S CONTINUED EXISTENCE

The Company incurred significant operating losses during its years of operations. At June 30, 2006, the Company has a negative working capital position of $6,832,729 and a shareholders' deficit of $5,009,401. Furthermore, the Company is highly leveraged with debt. It is management's opinion that these facts raise substantial doubts about the Company's ability to continue as a going concern without additional debt or equity financing.

In order to meet its working capital needs over the next twelve months, the Company merged with Blackfoot Enterprises, Inc. on February 6, 2006 and began publicly trading its stock, and entered into an equity financing agreement with an outside investor (see Note 8). In addition, the Company has signed contracts with a Spanish company for 24 four-section towers and 10 three-section towers in June 2006.

4.  DEVELOPMENT STAGE OPERATIONS

The Company was incorporated on October 17, 2003 and was inactive during 2003. Five hundred shares of no par value common stock were sold for $40,000 in 2004. Development of the manufacturing process began in July 2004 after the acquisition and installation of necessary  manufacturing  equipment.  Operations prior to that time were devoted primarily to securing orders and purchasing capital assets. In February 2005, the first wind turbine extension towers were delivered and additional towers were completed throughout the remainder of 2005 and first quarter of 2006. Due to lack of funding and manufacturing inefficiencies, the Company temporarily suspended production in February 2006. Since then, the Company began recalling manufacturing employees in June 2006; however, the Company still considered itself to be in the development stage at June 30, 2006.

5.  REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable, collectability is reasonably assured and delivery has occurred per the contract terms. Customer deposits and other receipts are generally deferred and recognized when earned.

                    TOWER TECH HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              Notes to Consolidated Financial Statements, Continued
                                   (Unaudited)


Revenue is recognized on a contract by contract basis. Depending on the terms of the contract, revenue may be earned via building of tower sections, building of complete towers, or modifications to existing towers or sections.

Warranty costs are estimated and accrued based on historical rates or known costs of corrections.

6.  NOTES PAYABLE

         Notes payable consist of the following:
                                                                                June 30,            December 31,
                                                                                  2006                  2005
                                                                                  ----                  ----
         THIRD PARTY
            Prime plus 1% (9.25% at June 30, 2006) note,
               due August 14, 2006                                          $      100,000       $       100,000

            Prime plus 1% (9.25% at June 30, 2006) note,
               due January 15, 2006                                                 90,000                90,000

            Prime plus 2.5% (10.75% at June 30, 2006) note,
               due April 21, 2007                                                  250,000               250,000

            7.5% note, due August 2, 2006                                           60,000                     -
                                                                            --------------       ---------------

         Total third party notes payable                                    $      500,000       $       440,000
                                                                            ==============       ===============

         RELATED PARTY
            5% notes, due on demand, unsecured                              $      420,500       $       266,000

            Shareholder notes at prime plus 1.5% (8.75% at
               December 31, 2005) notes, due on demand,
               unsecured, changed to fixed rate notes (8% on
               January 1, 2006).                                                 3,660,057             3,090,625
                                                                            --------------       ---------------

         Total related party notes payable                                  $    4,080,557       $     3,356,625
                                                                            ==============       ===============


New debt consists of a note for $60,000 issued on February 2, 2006 at 7.5% due on August 2, 2006. During the six months ended June 30, 2006, the Company received additional loans at 5% totaling $154,500 from related parties. These notes are due on demand and have an interest rate of 5%. Shareholder notes increased by a net amount of $569,432. The terms of these notes were changed as of January 1, 2006 to a fixed rate of 8%.

                    TOWER TECH HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              Notes to Consolidated Financial Statements, Continued
                                   (Unaudited)


7.  LONG-TERM DEBT

         Long term debt consisted of the following:
                                                                                June 30,            December 31,
                                                                                  2006                  2005
                                                                                  ----                  ----
         ASSOCIATED BANK
           Prime plus .5% (8.75% at June 30, 2006), due in monthly
           installments of $8,710 including interest, due September 15,
           2012, secured by substantially all assets of the Company and
           personal guarantees of the shareholders                            $    565,811         $    569,621

         WISCONSIN BUSINESS DEVELOPMENT FINANCE CORPORATION
           6.796% note, due in monthly installments of $4,982
           including interest, due September 1, 2015, secured
           by substantially all assets of the Company and
           personal guarantees of the shareholders                                 409,572              425,206
                                                                              ------------         ------------

         Total long-term debt                                                      975,383              994,827
         Less current maturities                                                    92,000               98,000
                                                                              ------------         ------------

         Total long-term debt, less current maturities                        $    883,383         $    896,827
                                                                              ============         ============

8.  EQUITY FINANCING

On June 27, 2006, the Company entered into an investment agreement with Dutchess Private Equities Fund, L.P. to purchase up to $15,000,000 of the Company's common stock over the course of 24 months at the sole discretion of the Company. The amount that the Company shall be entitled to request from each purchase
(puts) shall be equal to, at the Company's election, either (i) $250,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the 10 trading days prior to the applicable put notice date, multiplied by the average of the three daily closing bid prices immediately preceding the put date. The purchase price will be 94% of the lowest closing "best bid" price of the common stock during the five-day trading period after the put notice date. At June 30, 2006, there were no closed sale transactions or outstanding purchase requests.

                    TOWER TECH HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              Notes to Consolidated Financial Statements, Continued
                                   (Unaudited)


9.  SIGNIFICANT RELATED PARTY TRANSACTIONS

The Company subcontracts a portion of its labor from RBA, Inc., a corporation controlled by one of the Company's shareholders. The Company's billings from RBA, Inc. for the six months ended June 30, 2006 were $46,405, and for the year ended December 31, 2005 were $653,358 for contracted labor, equipment set up, and general maintenance. At June 30, 2006 and December 31, 2005, $320,722 and $286,872 was owed to RBA, Inc. and was included in accounts payable, respectively.

Interest expense of $141,549 was incurred on shareholder and related party notes during the six months ended June 30, 2006 and $100,720 during the year ended December 31, 2005, and included in accrued liabilities at June 30, 2006 and December 31, 2005, respectively

During the year ended December 31, 2005, the Company's shareholders provided managerial services to the Company without charge. The Company determined the fair value of these services to be $208,000. This amount was recorded as selling, general and administrative expense and contributed capital. For the period ended June 30, 2006, the value was determined to be $138,500.

One of the Company's shareholders purchased equipment in the amount of $155,852 during the quarter ended June 30, 2006. That amount is included in fixed assets and accounts payable at June 30, 2006.

Rent is also payable to a related party. Rent expense for the six months ended June 30, 2006 and year ended December 31, 2005 was $199,919 and $343,874, respectively. Amounts outstanding and included in accrued expenses at June 30, 2006 and December 31, 2005 are $408,560 and $210,225, respectively.

10.  COMMITMENTS AND CONTINGENCIES

As of December 31, 2005, the Company had disputes over service billings related to contracted tower work from two vendors totaling $333,827. The Company is in disagreement over these billings with the vendors and does not believe they owe the stated amounts. As of June 30, 2006, the Company has not resolved these matters and it is more likely than not that the Company will pay some amount to settle these liabilities. The Company's best estimate of this potential contingent liability is 50% of the total which is approximately $167,000 and this amount is included in accrued liabilities at June 30, 2006.

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

TOWER TECH

         We, through Tower Tech, engineer and manufacture wind turbine extension towers. Tower Tech was incorporated in October 2003 and was inactive during 2003. Development of the manufacturing process began in July 2004 after the acquisition and installation of necessary manufacturing equipment. Operations prior to that time were devoted primarily to securing orders and purchasing capital assets. In February 2005, we completed our manufacturing for Clipper Windpower the largest wind tower in the country to specifications, erected in Wyoming. Tower Tech entered into a Tower Production Agreement in May 2005 with Vestas Towers Inc., pursuant to which Tower Tech has become a preferred tower supplier to Vestas and towers were completed throughout the remainder of 2005 and the first quarter of 2006. The first purchase order under that agreement was a production run for Vestas that served as Tower Tech's "proving run," during which final adjustments were made to the capital and production plans. Following the proving run, Tower Tech temporarily suspended production in February 2006 while it focused on capital raising, production line improvements, and contract and purchase order negotiations with current and future customers. Therefore, we still considered the Company to be in the development stage at June 30, 2006.

         We have a limited history of operations and through June 30, 2006, have generated limited revenues from our manufacturing operations. However, management believes that the chances for success are good, as wind energy is the fastest growing electricity-generating technology in the world, according to the Department of Energy's National Renewable Energy Laboratory in December 2004.

         We have been unprofitable since inception in October 2003 and we expect to incur substantial additional operating losses for at least the foreseeable future as we continue to refine our manufacturing processes. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not necessarily indicative of our future operating results. We have incurred net losses since inception. As of June 30, 2006, our accumulated deficit was $5,848,378.

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

         We have financed our operations and internal growth primarily through capital contributed by shareholders and borrowings from both shareholders and financial institutions. Management believes that the company has exhausted its ability to borrow additional funds and that additional capital for its operations would have to be raised through the sale of equity. Accordingly, management sought and closed the Blackfoot acquisition transaction, as management believes it will enhance its ability to raise additional capital.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

         REVENUES. Tower Tech recognized its first revenue from sales in March 2005. For the three months ended June 30, 2005, net sales were $9,426 with cost of sales, $225,923, exceeding revenues due to extraordinary start-up and ramp-up costs. In comparison, net sales were $23,112 for the three months ended June 30, 2006 with cost of sales of $492,098. The production during the quarter ended June 30, 2006 was a continuation of our "proving run" efforts that started in the last quarter of 2005. During the proving run, all of which was performed on a labor-only basis, our operating division experienced operating inefficiencies that were identified and resolved during the period, resulting in an unusually high labor cost per tower of 2000 man-hours. We have developed a production modification plan from the proving run experience, including the replacement of non-performing welding equipment, adjustments to plant layout, automation of specific production elements, and adjustments to inspection and quality control activities that should drive the labor cost per tower down to 1050 man-hours. Additionally, due to limited production, the majority of our fixed manufacturing overhead expenses were not absorbed.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of contract engineering costs for outsourced design or development, equipment and material costs relating to all design and prototype development activities. For the three months ended June 30, 2006, these expenses were $9,858, as compared to $45,963 for the comparable period in 2005. Management expects these costs to vary in direct proportion to sales until such time as Tower Tech is operating at full capacity.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased from $348,286 in 2005 to $235,696 in 2006. This decrease is primarily due to certain ramp up procedures having been completed, thereby reducing the attendant costs and expenses.

         INTEREST EXPENSE. Interest expense was $112,103 in 2006, compared to $47,056 for the comparable 2005 period. The increase was due to increases in corporate debt incurred to fund ramp-up and administrative costs as explained above.

         NET LOSS. Net loss increased by $163,232 to $826,643 for the three months ended June 30, 2006 from a net loss of $663,411 for the comparable 2005 period. The larger net loss is largely a result of what management believes are ramp-up costs associated with the proving run production.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

         REVENUES. For the six months ended June 30, 2006, net sales were $613,843 with cost of sales, $1,589,738, exceeding revenues due to extraordinary start-up and ramp-up costs. In comparison, net sales were $632,517 for the six months ended June 30, 2005 with cost of sales of $971,120. The production during the 2006 period was a continuation of our "proving run" efforts that started in the last quarter of 2005. During the proving run, all of which was performed on a labor-only basis, our operating division experienced operating inefficiencies that were identified and resolved during the period, resulting in an unusually high labor cost per tower of 2000 man-hours. We have developed a production modification plan from the proving run experience, including the replacement of non-performing welding equipment, adjustments to plant layout, automation of specific production elements, and adjustments to inspection and quality control activities that should drive the labor cost per tower down to 1050 man-hours.

         MERGER TRANSACTION COSTS. Merger transaction costs consist primarily of consulting services provided by and direct expenses, such as legal and accounting fees and stock issuance costs, paid by Integritas, Inc. These services and expenses were directly related to the Blackfoot acquisition transaction in February 2006.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of contract engineering costs for outsourced design or development, equipment and material costs relating to all design and prototype development activities. For the six months ended June 30, 2006, these expenses were $26,936, as compared to $45,963 for the comparable period in 2005. Management expects these costs to vary in direct proportion to sales until such time as Tower Tech is operating at full capacity.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased slightly from $515,860 in 2005 to $507,757 in 2006.

         INTEREST EXPENSE. Interest expense was $209,324 in 2006, compared to $80,630 for the comparable 2005 period. The increase was due to increases in corporate debt incurred to fund ramp-up and administrative costs as explained above.

         NET LOSS. Net loss increased by $986,330 to $1,972,995 for the six months ended June 30, 2006 from a net loss of $986,665 for the comparable 2005 period. The larger net loss is largely a result of what management believes are ramp-up costs associated with the proving run production and certain administrative costs associated with the Blackfoot acquisition transaction.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception primarily through capital contributed by shareholders and borrowing from shareholders and from financial institutions with personal guarantees being provided by the shareholders. From inception to June 30, 2006, shareholders contributed $227,925 in the form of free rent and $346,500 in the form of management salaries. At June 30, 2006, notes payable to related parties was $4,080,557 and long-term debt was $883,383. For the six months ended June 30, 2006, net cash from financing activities of $764,488 was provided primarily by additional borrowings.

         On December 31, 2005, each of Messrs. Allie, Fox, Wergin, and Brickner agreed to maintain a line of credit for the benefit of Tower Tech through December 31, 2006 in the following amounts indicated in the table below. Tower Tech has drawn down against the lines of credit and at December 31, 2005 and June 30, 2006, the amounts set forth in the table below were owed to these persons. Tower Tech will pay interest at a fixed rate of 8% per annum. The line of credit agreements were amended as of April 1, 2006 to increase the amounts available as set forth below.

-------------------------------------------------------------------------------------------------------------------
                            AMOUNT AVAILABLE PER                           AMOUNT AVAILABLE PER
                              12/31/05 LINE OF                                LINE OF CREDIT
                                  CREDIT              AMOUNT OWED TO      AGREEMENTS AS AMENDED    AMOUNT OWED TO
LENDER                          AGREEMENTS          LENDER AT 12/31/05            4/1/06          LENDER AT 6/30/06
-------------------------------------------------------------------------------------------------------------------
Christopher C. Allie       $        775,000        $        712,533       $      1,500,000        $        829,000
-------------------------------------------------------------------------------------------------------------------
Terence P. Fox             $      1,015,000        $      1,009,833       $      1,750,000        $      1,131,882
-------------------------------------------------------------------------------------------------------------------
Daniel P. Wergin           $        775,000        $        755,759       $      1,750,000        $        907,975
-------------------------------------------------------------------------------------------------------------------
Raymond L. Brickner III    $        650,000        $        612,500       $      1,750,000        $        791,000
-------------------------------------------------------------------------------------------------------------------

         At June 30, 2006, we had cash of $66,937 and a working capital deficiency of $6,832,729, as compared to cash of $166,023 and a working capital deficiency of $5,220,309 at December 31, 2005. The decrease in cash and increase in the working capital deficiency were due primarily to the loss for the six-month period, as cash used in operating activities was $851,035 for the six months ended June 30, 2006 as compared to $27,196 for the 2005 period.

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

         On June 27, 2006, we entered into an Investment Agreement with Dutchess Private Equities Fund, L.P. ("Dutchess"). Pursuant to this Agreement, Dutchess shall commit to purchase up to $15,000,000 of our common stock over the course of 24 months at the sole discretion of the Company. The amount that we shall be entitled to request from each purchase ("Puts") shall be equal to, at our election, either (i) $250,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the 10 trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The put date shall be the date that Dutchess receives a put notice of a draw down by us. The purchase price shall be set at 94% of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the 5 consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, we shall not be entitled to deliver another put notice. Further, we shall reserve the right to withdraw that portion of the Put that is below 90% of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice.

         We are obligated to file a registration statement with the Securities and Exchange Commission ("SEC") covering the shares of common stock underlying the Investment Agreement within 30 days after the closing date. We anticipate that this registration statement will be filed shortly. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 120 days after the filing of the registration statement.

         Once the registration statement is declared effective, we may initiate Puts to Dutchess. We believe that the Dutchess financing arrangement will satisfy the capital requirements of the company and allow for expansion, addition of equipment, increased production and reaching an economy of scale that will move the company to profitability.

         In June 2006, we entered into an agreement to manufacture wind energy towers with one of the largest wind energy companies in the world. This contract will allow us to move from proof run mode to production mode. The first towers to be manufactured under this contract were scheduled for delivery in July 2006. Thus far, we have met the delivery schedule.

         We will remain focused on manufacturing and selling wind towers and monopiles to the wind energy industry over the next twelve months. We will improve our manufacturing production process through the acquisition of additional efficiency-enhancing equipment as well as the implementation of throughput-enhancing production methodologies. To date we have nearly doubled our production capacity from what it was at the close of 2005. We do not anticipate that we will hire back a significant number of employees as we increase our plant capacity in 2006 to approximately 150 towers per year, and, in fact, we project that our total employment may actually decline during capacity expansion with the addition of this labor-saving equipment and these significant process improvements. Expanded production capacity is a result of significant improvements in efficiency and productivity generated by our recent installation of one (1) PullMax X93 Plate Beveler, providing bevels for high quality welds at speeds ranging from 6 to 12 feet per minute, and four (4) Lincoln Electric automatic submerged arc welding units, consisting of Lincoln Electric AC-1200 Amp Power Source, Lincoln Electric DC-1000 Amp Power Source and Lincoln Electric NA3 Control Units. The Lincoln Electric unit is the industry's leading welding system, and is specifically designed to deposit more weld metal at faster travel speeds, thereby eliminating production bottlenecks and unnecessary costs. We are currently in negotiations to procure additional equipment.

         We have also applied to become a "Port-of-Entry" in order to secure further improvements in efficiency and to make the plant more competitive in the future. "Port of Entry" status will not only allow the company to reduce its shipping and related costs, but will also create an additional revenue stream for the company, as we will be able to charge fees to others for ingress and egress.

OFF-BALANCE SHEET ARRANGEMENTS

         As of June 30, 2006, we did not have any off-balance sheet arrangements.

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

         It should be noted that the Company does not have a formal audit committee. Its board of directors oversees the responsibilities of the audit committee. The board is fully aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, the board has determined that considering the employees involved and the control procedures in place, risks associated with such a lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases at this time.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
   2.1         Share Exchange Agreement by and among Blackfoot Enterprises, Inc.
               and the shareholders of Tower Tech Systems, Inc. and Tower Tech Systems, Inc. dated as of November 7, 2005 (1)
--------------------------------------------------------------------------------
   3.1         Articles of Incorporation (2)
--------------------------------------------------------------------------------
   3.2         Certificate of Amendment to Articles of Incorporation (3)
--------------------------------------------------------------------------------
   3.3         Bylaws (2)
--------------------------------------------------------------------------------
  10.1         Tower Production Agreement (4)
--------------------------------------------------------------------------------
  10.2         Associated Bank loan documents (4)
--------------------------------------------------------------------------------
  10.3         Wisconsin Business Development Finance Corporation loan documents
               (4)
--------------------------------------------------------------------------------
  10.4         Lease agreement with City Centre, LLC (4)
--------------------------------------------------------------------------------
  10.5         Promissory note to BFM LLC dated January 28, 2005 (4)
--------------------------------------------------------------------------------
  10.6         Promissory note to Choice Inc dated May 25, 2005 (4)
--------------------------------------------------------------------------------
  10.7         Promissory note to 43 Enterprises dated October 20, 2005 (4)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
  10.8         Promissory note to Choice Inc. dated October 21, 2005 (4)
--------------------------------------------------------------------------------
  10.9         Promissory note to City Centre LLC dated November 11, 2005 (4)
--------------------------------------------------------------------------------
  10.10        Promissory note to City Centre LLC dated December 30, 2005 (4)
--------------------------------------------------------------------------------
  10.11        Line of credit agreements with related parties (4)
--------------------------------------------------------------------------------
  10.12        April 1, 2006 amended line of credit agreements with related parties
--------------------------------------------------------------------------------
  10.13        Promissory note to City Centre LLC dated April 7, 2006
--------------------------------------------------------------------------------
  10.14 Investment Agreement, dated as of June 27, 2006, by and between Tower Tech Holdings, Inc. and Dutchess Private Equities Fund, L.P. (5)
--------------------------------------------------------------------------------
  10.15 Registration Rights Agreement, dated as of June 27, 2006, by and between Tower Tech Holdings, Inc. and Dutchess Private Equities Fund, L.P. (5)
--------------------------------------------------------------------------------
  21.1         Subsidiaries of Tower Tech Holdings Inc. (4)
--------------------------------------------------------------------------------
  31.1         Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
  31.2         Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
--------------------------------------------------------------------------------
  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
--------------------------------------------------------------------------------

----------------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed November 21, 2005.
(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB filed August 11, 2000.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed February 10, 2006.
(4) Incorporated by reference to the exhibits to the registrant's annual report for the fiscal year ended December 31, 2005.
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed June 30, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TOWER TECH HOLDINGS INC.



August 14, 2006                        By: /s/ SAMUEL W. FAIRCHILD
                                          --------------------------------------
                                              Samuel W. Fairchild
                                              Interim Chief Executive Officer



August 14, 2006                        By: /s/ DANIEL P. WERGIN
                                          --------------------------------------
                                              Daniel P. Wergin
                                              Chief Financial Officer