Form 10QSB
period 2006-09-30
TOWER TECH HOLDINGS INC.
filed 2006-11-14
CIK 1120370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

            100 MARITIME DRIVE, SUITE 3C, MANITOWOC, WISCONSIN 54220
                    (Address of principal executive offices)

                                 (920) 684-5531
                           (Issuer's telephone number)

            980 MARITIME DRIVE, SUITE 6, MANITOWOC, WISCONSIN 54220
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           As of November 13, 2006 - 35,000,000 shares of common stock


  Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                                           PAGE
                                                                          NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets (unaudited) as of
         September 30, 2006 and December 31, 2005                             3

         Consolidated Statements of Operations (unaudited)
         for the three and nine months ended September 30, 2006
         and 2005 and cumulative from October 17, 2003 (inception)
         to September 30, 2006                                                4

         Consolidated Statements of Cash Flows (unaudited) for
         the nine months ended September 30, 2006 and 2005 and
         cumulative from October 17, 2003 (inception) to
         September 30, 2006                                                   5

         Notes to Consolidated Financial Statements (unaudited)               6

Item 2.  Management's Discussion and Analysis or Plan of Operations          12

Item 3.  Controls and Procedures                                             18


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         19

Item 3.  Defaults Upon Senior Securities                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Other Information                                                   19

Item 6.  Exhibits                                                            19


SIGNATURES                                                                   21

                    TOWER TECH HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                                                               (Unaudited)            (Audited)
                                                                               September 30,         December 31,
                                                                                   2006                 2005
                                                                                   ----                 ----
       ASSETS

Current assets:
   Cash                                                                     $               -     $        166,023
   Accounts receivable                                                                276,448              179,842
   Inventories                                                                        463,125              283,428
   Prepaid expenses                                                                    14,195                8,362
                                                                            ------------------    -----------------

Total current assets                                                                  753,768              637,655
                                                                            ------------------    -----------------
Property and equipment:
   Machinery and equipment                                                          2,907,241            2,640,188
   Office equipment                                                                    32,276               30,584
   Leasehold improvements                                                             314,759              314,759
                                                                            ------------------    -----------------

                                                                                    3,254,276            2,985,531
   Less accumulated depreciation and amortization                                     552,309              309,614
                                                                            ------------------    -----------------

Net property and equipment                                                          2,701,967            2,675,917
                                                                            ------------------    -----------------

Bond issuance fees, net of amortization of $1,673 and $418, respectively               15,058               16,313
                                                                            ------------------    -----------------
       TOTAL ASSETS                                                         $       3,470,793     $      3,329,885
                                                                            ==================    =================

       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Bank overdraft                                                           $          40,530     $              -
   Notes payable                                                                      588,346              440,000
   Notes payable - related party                                                    4,107,816            3,356,625
   Current maturities of long-term debt                                                95,000               98,000
   Accounts payable                                                                 1,540,774            1,169,299
   Accrued liabilities                                                              1,480,028              585,174
   Customer deposits                                                                  450,936              208,866
                                                                            ------------------    -----------------

Total current liabilities                                                           8,303,430            5,857,964
                                                                            ------------------    -----------------

Long-term debt, less current maturities                                               826,212              896,827
                                                                            ------------------    -----------------
Commitments and contingencies

Shareholders' deficit:
   Common stock, $.001 par value:
     100,000,000 shares authorized;
     35,000,000 and 22,750,000 shares issued and                                       35,000               22,750
     outstanding, respectively
   Preferred stock, no par value:
     10,000,000 shares authorized; no shares issued and outstanding                         -                    -
   Additional paid in capital                                                         855,977              427,727
   Accumulated deficit in the development stage                                    (6,549,826)          (3,875,383)
                                                                            ------------------    -----------------

Total shareholders' deficit                                                        (5,658,849)          (3,424,906)
                                                                            ------------------    -----------------

       TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                          $       3,470,793     $      3,329,885
                                                                            ==================    =================


              The accompanying notes are an integral part of these
                              financial statements.

                    TOWER TECH HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                             Cumulative from
                                                                                                                October 17,
                                         For the Three Months Ended          For the Nine Months Ended             2003
                                      ---------------------------------------------------------------------   (Inception) to
                                       September 30,     September 30,     September 30,     September 30,     September 30,
                                           2006              2005              2006              2005              2006
                                           ----              ----              ----              ----              ----
Net sales                             $      707,705    $      511,836    $    1,321,548    $    1,144,353    $    3,288,522

Cost of sales                              1,056,158         1,365,490         2,645,896         2,573,793         6,655,234
                                      ---------------   ---------------   ---------------   ---------------   ---------------

Gross loss                                  (348,453)         (853,654)       (1,324,348)       (1,429,440)       (3,366,712)
                                      ---------------   ---------------   ---------------   ---------------   ---------------

Merger transaction costs                          25                 -           250,025                 -           250,025
Product development                           10,568             9,326            37,504            34,780           276,667
Selling, general and administrative
  expenses                                   230,590           146,123           738,347           445,309         2,041,435
                                      ---------------   ---------------   ---------------   ---------------   ---------------

Total operating expenses                     241,183           155,449         1,025,876           480,089         2,568,127
                                      ---------------   ---------------   ---------------   ---------------   ---------------

Loss from operations                        (589,636)       (1,009,103)       (2,350,224)       (1,909,529)       (5,934,839)
                                      ---------------   ---------------   ---------------   ---------------   ---------------

Other income (expense):
   Miscellaneous expense, net                      -            20,713                 -            15,104            (3,337)
   Realized loss on foreign currency
     transactions                                  -                 -            (3,083)                -           (16,359)
   Interest expense                         (111,812)          (63,029)         (321,136)         (143,659)         (595,291)
                                      ---------------   ---------------   ---------------   ---------------   ---------------

Total other expense, net                    (111,812)          (42,316)         (324,219)         (128,555)         (614,987)
                                      ---------------   ---------------   ---------------   ---------------   ---------------

Net loss                              $     (701,448)   $   (1,051,419)   $   (2,674,443)   $   (2,038,084)   $   (6,549,826)
                                      ===============   ===============   ===============   ===============   ===============

Net loss per common share
  (basic and diluted)                 $        (0.02)   $    (0.05)       $        (0.08)   $        (0.09)   $        (0.26)
                                      ===============   ===============   ===============   ===============   ===============

Weighted average shares outstanding:
   Basic and diluted                      35,000,000        22,750,000        33,339,744        22,750,000        25,429,333
                                      ===============   ===============   ===============   ===============   ===============


              The accompanying notes are an integral part of these
                              financial statements.

                    TOWER TECH HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Cumulative
                                                                                                     from
                                                                                                  October 17,
                                                                For the Nine Months Ended             2003
                                                             --------------------------------    (Inception) to
                                                              September 30,     September 30,     September 30,
                                                                  2006              2005              2006
                                                                  ----              ----              ----
Cash flows from operating activities:
  Net loss                                                   $  (2,674,443)    $  (2,038,084)    $  (6,549,826)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation                                                   242,695           168,790           552,309
    Amortization of bond issuance fees                               1,255                 -             1,673
    Contributed facilities (free rent) by shareholders                   -                 -           227,925
    Contributed services by shareholders                           190,500           156,000           398,500
    Common stock issued for merger transaction costs               250,000                 -           250,000
    Changes in operating assets and liabilities:
      Accounts receivable                                          (96,606)         (220,435)         (276,448)
      Inventories                                                 (179,697)           81,084          (463,125)
      Prepaid expenses                                              (5,833)          (15,557)          (14,195)
      Accounts payable                                             128,879           497,947         1,204,546
      Accrued liabilities                                          894,854           513,304         1,480,028
      Customer deposits                                            242,070           (46,002)          450,936
                                                             --------------    --------------    --------------

Net cash used in operating activities                           (1,006,326)         (902,953)       (2,737,677)
                                                             --------------    --------------    --------------

Cash flows from investing activity:
  Purchases of property and equipment                              (26,149)         (809,441)       (2,599,048)
                                                             --------------    --------------    --------------

Net cash used for investing activities                             (26,149)         (809,441)       (2,599,048)
                                                             --------------    --------------    --------------

Cash flows from financing activities:
  Increase (decrease) in bank overdraft                             40,530            (5,775)           40,530
  Increase in notes payable                                      1,208,537           767,200         4,686,162
  Proceeds from long-term debt                                      60,000         1,434,000         2,734,000
  Payments on long-term debt                                      (442,615)         (420,000)       (2,121,788)
  Payment for bond issuance fees                                         -            (7,531)          (16,731)
  Proceeds from sale of common stock                                     -                 -            40,000
  Distributions to shareholders                                          -                 -           (25,448)
                                                             --------------    --------------    --------------

Net cash provided by financing activities                          866,452         1,767,894         5,336,725
                                                             --------------    --------------    --------------

Net increase (decrease) in cash                                   (166,023)           55,500                 -
Cash at beginning of period                                        166,023                 -                 -
                                                             --------------    --------------    --------------

Cash at end of period                                        $           -     $      55,500     $           -
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

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited consolidated financial information has been prepared by Tower Tech Holdings, Inc. and Subsidiary (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The December 31, 2005 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.


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

                    TOWER TECH HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              Notes to Consolidated Financial Statements, Continued
                                   (Unaudited)


The accompanying financial statements as of December 31, 2005 and September 30, 2006 and for the nine months ended September 30, 2006 present the historical financial information of Tower Tech. The outstanding common shares of Tower Tech at December 31, 2005 have been restated to reflect the shares issued upon reorganization. The accompanying financial statements as of September 30, 2006 and for the nine months ended September 30, 2006 present the historical financial information of Tower Tech for the nine months ended September 30, 2006 consolidated with Blackfoot from the date of reorganization (February 6, 2006) to September 30, 2006.


3. COMPANY'S CONTINUED EXISTENCE

The Company incurred significant operating losses during its years of operations. At September 30, 2006, the Company has a negative working capital position of $7,549,662 and a shareholders' deficit of $5,658,849. Furthermore, the Company is highly leveraged with debt. It is management's opinion that these facts raise substantial doubts about the Company's ability to continue as a going concern without additional debt or equity financing.

In order to meet its working capital needs over the next twelve months, the Company merged with Blackfoot Enterprises, Inc. on February 6, 2006 and began publicly trading its stock, and entered into an equity financing agreement with an outside investor (see Note 8). In addition, the Company signed contracts in June 2006 to produce 24 four-section towers and 10 three-section towers for a Spanish conglomerate.


4. DEVELOPMENT STAGE OPERATIONS

The Company was incorporated on October 17, 2003 and was inactive during 2003. Five hundred shares of no par value common stock were sold for $40,000 in 2004. Development of the manufacturing process began in July 2004 after the acquisition and installation of necessary  manufacturing  equipment.  Operations prior to that time were devoted primarily to securing orders and purchasing capital assets. In February 2005, the first wind turbine extension towers were delivered and additional towers were completed throughout the remainder of 2005 and first quarter of 2006. Due to lack of funding and manufacturing inefficiencies, the Company temporarily suspended production in February 2006. The Company began recalling manufacturing employees in June 2006; however, the Company still considered itself to be in the development stage at September 30, 2006, due to its lack of efficiencies in the manufacturing process.

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


6. NOTES PAYABLE

Notes payable consist of the following:

                                                                   September 30,      December 31,
                                                                       2006               2005
                                                                       ----               ----
THIRD PARTY
   Prime plus 1% (9.25% at September 30, 2006) note,
     due December 13, 2006                                      $       100,000     $       100,000

   7.5% note, note in default                                            60,000                   -

   Prime plus 2.5% (10.75% at September 30, 2006)
     note, note in default                                              428,346                   -


   Prime plus 1% (9.25% at September 30, 2006) note,
     retired in July, 2006                                                    -              90,000

   Prime plus 2.5% (10.75% at September 30, 2006) note,
     retired in July, 2006                                                    -             250,000
                                                                ----------------    ----------------

Total third party notes payable                                 $       588,346     $       440,000
                                                                ================    ================

                    TOWER TECH HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              Notes to Consolidated Financial Statements, Continued
                                   (Unaudited)

RELATED PARTY
   5% notes, due on demand, unsecured                           $       416,500     $       266,000

   Shareholder notes at prime plus 1.5% (8.75% at
     December 31, 2005) notes, due on demand,
     unsecured, changed to fixed rate notes (8% on
     January 1, 2006)                                                 3,691,316           3,090,625
                                                                ----------------    ----------------

Total related party notes payable                               $     4,107,816     $     3,356,625
                                                                ================    ================

New debt consists of a note for $428,346 issued on July 25, 2006 at prime plus 2.5% due on October 25, 2006. During the nine months ended September 30, 2006, the Company received additional loans at 5% totaling $154,500 from related parties. These notes are due on demand. Shareholder notes increased by a net amount of $600,691. The terms of these notes were changed as of January 1, 2006 to a fixed rate of 8%.


7. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                   September 30,      December 31,
                                                                       2006               2005
                                                                       ----               ----
ASSOCIATED BANK
   Prime plus .5% (8.75% at September 30, 2006),
     due in monthly installments of $8,710 including
     interest, due September 15, 2012, secured by
     substantially all assets of the Company and
     personal guarantees of the shareholders                    $       519,673     $       569,621

WISCONSIN BUSINESS DEVELOPMENT
 FINANCE CORPORATION
   6.796% note, due in monthly installments of $4,982
     including interest, due September 1, 2015, secured
     by substantially all assets of the Company and
     personal guarantees of the shareholders                            401,539             425,206
                                                                ----------------    ----------------

Total long-term debt                                                    921,212             994,827
Less current maturities                                                  95,000              98,000
                                                                ----------------    ----------------

Total long-term debt, less current maturities                   $       826,212     $       896,827
                                                                ================    ================

                    TOWER TECH HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              Notes to Consolidated Financial Statements, Continued
                                   (Unaudited)

8. EQUITY FINANCING

On June 27, 2006, the Company entered into an investment agreement with Dutchess Private Equities Fund, L.P. to purchase up to $15,000,000 of the Company's common stock over the course of 24 months at the sole discretion of the Company. The amount that the Company shall be entitled to request from each purchase
(puts) shall be equal to, at the Company's election, either (i) $250,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten trading days prior to the applicable put notice date, multiplied by the average of the three daily closing bid prices immediately preceding the put date. The purchase price will be 94% of the lowest closing "best bid" price of the common stock during the five-day trading period after the put notice date. At September 30, 2006, there were no closed sale transactions or outstanding purchase requests.


9. SIGNIFICANT RELATED PARTY TRANSACTIONS

The Company subcontracts a portion of its labor from RBA, Inc., a corporation controlled by one of the Company's shareholders. The Company's billings from RBA, Inc. for the nine months ended September 30, 2006 were $341,438, and for the year ended December 31, 2005 were $653,358 for contracted labor, equipment set up, and general maintenance. At September 30, 2006 and December 31, 2005, $370,893 and $286,872 was owed to RBA, Inc. and was included in accounts payable, respectively.

Interest expense of $221,783 was incurred on shareholder and related party notes during the nine months ended September 30, 2006 and $100,720 during the year ended December 31, 2005, and included in accrued liabilities at September 30, 2006 and December 31, 2005, respectively.

During the year ended December 31, 2005, the Company's shareholders provided managerial services to the Company without charge. The Company determined the fair value of these services to be $208,000. This amount was recorded as selling, general and administrative expense and contributed capital. For the period ended September 30, 2006, the value was determined to be $190,500.

One of the Company's shareholders purchased equipment in the amount of $155,852 during the quarter ended June 30, 2006. That amount is included in fixed assets and remains in accounts payable at September 30, 2006.

Rent is also payable to a related party. Rent expense for the nine months ended September 30, 2006 and year ended December 31, 2005 was $299,878 and $343,874, respectively. Amounts outstanding and included in accrued liabilities at September 30, 2006 and December 31, 2005 are $508,519 and $210,225,
respectively.

                    TOWER TECH HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              Notes to Consolidated Financial Statements, Continued
                                   (Unaudited)


10. COMMITMENTS AND CONTINGENCIES

As of December 31, 2005, the Company had disputes over service billings related to contracted tower work from two vendors totaling $333,827. The Company is in disagreement over these billings with the vendors and do not believe they owe the stated amounts. As of September 30, 2006, the Company has not resolved these matters and it is more likely than not that the Company will pay some amount to settle these liabilities. The Company's best estimate of this potential contingent liability is 50% of the total which is approximately $167,000 and this amount is included in accrued liabilities at September 30, 2006.

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

         We followed up those plant improvements with a third production contract with an affiliate of Gamesa Eolica, the second largest wind tower integrator in the industry. We received an order for 32 towers, similar in size to the towers we produced for Vestas, and quickly increased the order by two additional towers. We began production of the order in July 2006 on a labor-only basis, and that order was well underway by the end of September 2006. Gamesa announced its intention to increase that order by another two towers, and that contract amendment is currently under negotiations. During the period, Tower Tech achieved a contract production rate of 100 towers per year.

         We have a limited history of operations and through September 30, 2006, have generated limited revenues from our manufacturing operations. Therefore, we still consider the Company to be a development stage company as of September 30, 2006. However, management believes that the chances for success are good. There are multiple customers vying for control of our orderbook beginning in 2007, and the market continues to firm as wind energy is the fastest growing electricity-generating technology in the world, according to the Department of Energy's National Renewable Energy Laboratory in December 2004.

         We have been unprofitable since inception in October 2003 and we may incur substantial additional operating losses for at least the foreseeable future as we continue to refine our manufacturing processes. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not necessarily indicative of our future operating results. We have incurred net losses since inception. As of September 30, 2006, our accumulated deficit was $6,549,826.

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

         We have financed our operations and internal growth primarily through capital contributed by shareholders and borrowings from both shareholders and financial institutions. Management believes that the company has exhausted its ability to borrow additional funds and that additional capital for its operations would have to be raised through the sale of equity. Accordingly, management first sought and closed the Blackfoot acquisition transaction, and now has underway a carefully positioned program to raise the additional capital management believes is required to meet its revenue, profitability and strategic goals.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

         REVENUES. Tower Tech recognized its first revenue from sales in March 2005. For the three months ended September 30, 2005, net sales were $511,836 with cost of sales, $1,365,490, exceeding revenues due to extraordinary start-up and ramp-up costs. In comparison, net sales were $707,705 for the three months ended September 30, 2006 with cost of sales of $1,056,158. The production during the quarter ended September 30, 2006 was pursuant to the start-up of the production contract with Gamesa. Much of the production accomplished during the quarter will be reflected in the total revenues for the quarter ended December 31, 2006. For this phase of our production agreement with Gamesa, all of the manufacturing was performed on a labor-only basis. It is intent of management that future production activities will be conducted on a full-in basis, including materials and transport/logistics. During the quarter, Tower Tech met its production efficiency targets.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of contract engineering costs for outsourced design or development, equipment and material costs relating to all design and prototype development activities. For the three months ended September 30, 2006, these expenses were $10,568, as compared to $9,326 for the comparable period in 2005. Management expects these costs to vary in direct proportion to sales until such time as Tower Tech is operating at full capacity.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $146,123 in 2005 to $230,590 in 2006. This increase is primarily due to increases in expenses for salaries, insurance and professional fees.

         INTEREST EXPENSE. Interest expense was $111,812 in 2006, compared to $63,029 for the comparable 2005 period. The increase was due to increases in corporate debt incurred to fund ramp-up and administrative costs as explained above.

         NET LOSS. Net loss decreased by $349,971 to $701,448 for the three months ended September 30, 2006 from a net loss of $1,051,419 for the comparable 2005 period. The lower net loss is largely a result of what management believes were the higher ramp-up costs associated with the proving run production during the 2005 period.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

         REVENUES. For the nine months ended September 30, 2006, net sales were $1,321,548 with cost of sales, $2,645,896, exceeding revenues due to ramp-up costs associated with a new production run for Gamesa and because of excess manufacturing overhead costs, due to lack of volume. In comparison, net sales were $1,144,353 for the nine months ended September 30, 2005 with cost of sales of $2,573,793. Following our "proving run" activities earlier in the year, we developed a production modification plan, including the replacement of non-performing welding equipment, adjustments to plant layout, automation of specific production elements, and adjustments to inspection and quality control activities that has driven the labor cost per tower down by 39% and increased our production capacity by nearly 100%.

         MERGER TRANSACTION COSTS. Merger transaction costs consist primarily of consulting services provided by and direct expenses, such as legal and accounting fees and stock issuance costs, paid by Integritas, Inc. These services and expenses were directly related to the Blackfoot acquisition transaction in February 2006.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of contract engineering costs for outsourced design or development, equipment and material costs relating to all design and prototype development activities. For the nine months ended September 30, 2006, these expenses were $37,504, as compared to $34,780 for the comparable period in 2005. Management expects these costs to vary in direct proportion to sales until such time as Tower Tech is operating at full capacity.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $445,309 in 2005 to $738,347 in 2006 due to increased expenses for salaries (increased head count), insurance and professional fees.

         INTEREST EXPENSE. Interest expense was $321,136 in 2006, compared to $143,659 for the comparable 2005 period. The increase was due to increases in corporate debt incurred to fund ramp-up and administrative costs as explained above.

         NET LOSS. Net loss increased by $636,359 to $2,674,443 for the nine months ended September 30, 2006 from a net loss of $2,038,084 for the comparable 2005 period. The larger net loss reflects the cost of suspension of our production in the spring of 2006 in order to retool the production line and process in advance of starting the Gamesa production run, as well as our accounting policy not to recognize the substantial body of work-in-process during the ramp-up of the Gamesa production run as revenue.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception primarily through capital contributed by shareholders and borrowing from shareholders and from financial institutions with personal guarantees being provided by the shareholders. From inception to September 30, 2006, shareholders contributed $227,925 in the form of free rent and $398,500 in the form of management salaries. At September 30, 2006, notes payable to related parties was $4,107,816 and long-term debt was $826,212. For the nine months ended September 30, 2006, net cash from financing activities of $866,452 was provided primarily by additional borrowings.

         On December 31, 2005, each of Messrs. Allie, Fox, Wergin, and Brickner agreed to maintain a line of credit for the benefit of Tower Tech through December 31, 2006 in the following amounts indicated in the table below. Tower Tech has drawn down against the lines of credit and at December 31, 2005 and September 30, 2006, the amounts set forth in the table below were owed to these persons. Tower Tech will pay interest at a fixed rate of 8% per annum. The line of credit agreements were amended as of April 1, 2006 to increase the amounts available as set forth below.

---------------------------------------------------------------------------------------------------------------------
                            AMOUNT AVAILABLE PER                          AMOUNT AVAILABLE PER
                              12/31/05 LINE OF        AMOUNT OWED             LINE OF CREDIT         AMOUNT OWED
                                   CREDIT             TO LENDER AT            AGREEMENTS AS          TO LENDER AT
LENDER                           AGREEMENTS             12/31/05              AMENDED 4/1/06           9/20/06
---------------------------------------------------------------------------------------------------------------------
Christopher C. Allie       $        775,000        $        712,533       $      1,500,000        $        830,326
---------------------------------------------------------------------------------------------------------------------
Terence P. Fox             $      1,015,000        $      1,009,833       $      1,750,000        $      1,131,882
---------------------------------------------------------------------------------------------------------------------
Daniel P. Wergin           $        775,000        $        755,759       $      1,750,000        $        938,108
---------------------------------------------------------------------------------------------------------------------
Raymond L. Brickner III    $        650,000        $        612,500       $      1,750,000        $        791,000
---------------------------------------------------------------------------------------------------------------------

         At September 30, 2006, we had no cash and a working capital deficiency of $7,549,662, as compared to cash of $166,023 and a working capital deficiency of $5,220,309 at December 31, 2005. The decrease in cash and increase in the working capital deficiency were due primarily to the loss for the nine-month period, as cash used in operating activities was $1,006,326 for the nine months ended September 30, 2006 as compared to $902,953 for the 2005 period.

PLAN OF OPERATION

         We expect to continue to incur negative cash flows and net losses for at least the foreseeable future. Based upon our current plans, management believes that it will need external funding of approximately $3,500,000 to cover its operational and capital expenses through the end of the current fiscal year. However, changes in our business strategy, relationship with Vestas, or marketing plans or other events affecting its operating plans and expenses may result in the expenditure of existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds or some combination thereof. We may not be successful in raising necessary funds on acceptable terms, or at all.

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

         We were obligated to file a registration statement with the Securities and Exchange Commission ("SEC") covering the shares of common stock underlying the Investment Agreement within 30 days after the closing date. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 120 days after the filing of the registration statement. We and Dutchess mutually agreed to defer the filing of the registration statement until such time as the market for our stock improves.

         Once the registration statement is declared effective, we may initiate Puts to Dutchess. We believe that the Dutchess financing arrangement will satisfy the capital requirements of the company and allow for expansion, addition of equipment, increased production and reaching an economy of scale that will move the company to profitability.

         We will remain focused on manufacturing and selling wind towers and monopiles to the wind energy industry over the next twelve months. We will improve our manufacturing production process through the acquisition of additional efficiency-enhancing equipment as well as the implementation of throughput-enhancing production methodologies. To date we have nearly doubled our production capacity from what it was at the close of 2005. We do not anticipate that we will hire back a significant number of employees as we increase our plant capacity in early 2007 to approximately 150 towers per year, and, in fact, we project that our total employment may actually decline during capacity expansion with the addition of this labor-saving equipment and these significant process improvements. Expanded production capacity is a result of significant improvements in efficiency and productivity generated by our recent installation of one (1) PullMax X93 Plate Beveler, providing bevels for high quality welds at speeds ranging from 6 to 12 feet per minute, and four (4) Lincoln Electric automatic submerged arc welding units, consisting of Lincoln Electric AC-1200 Amp Power Source, Lincoln Electric DC-1000 Amp Power Source and Lincoln Electric NA3 Control Units. The Lincoln Electric unit is the industry's leading welding system, and is specifically designed to deposit more weld metal at faster travel speeds, thereby eliminating production bottlenecks and unnecessary costs. We are currently in negotiations to procure additional equipment, including an advanced coating system that will improve the quality of our tower coating while reducing, significantly, the labor required to paint the towers.

         We are in negotiations with multiple customers for control of our 2007-2008 production capacity, which we are estimating to reflect more than $100 million in revenues, based upon "full-in" contracts, which include materials and transport/logistics, instead of labor-only contracts that we have done thus far. We anticipate completing those negotiations before the end of the fourth quarter, 2006.

         We have also applied to become a "Port-of-Entry" in order to secure further improvements in efficiency and to make the plant more competitive in the future. "Port of Entry" status will not only allow the company to reduce its shipping and related costs, but will also create an additional revenue stream for the company, as we will be able to charge fees to others for ingress and egress.

OFF-BALANCE SHEET ARRANGEMENTS

         As of September 30, 2006, we did not have any off-balance sheet arrangements.

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

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
  10.7       Promissory note to 43 Enterprises dated October 20, 2005 (4)
--------------------------------------------------------------------------------
  10.8       Promissory note to Choice Inc. dated October 21, 2005 (4)
--------------------------------------------------------------------------------
  10.9       Promissory note to City Centre LLC dated November 11, 2005 (4)
--------------------------------------------------------------------------------
  10.10      Promissory note to City Centre LLC dated December 30, 2005 (4)
--------------------------------------------------------------------------------
  10.11      Line of credit agreements with related parties (4)
--------------------------------------------------------------------------------
  10.12      April 1, 2006 amended line of credit agreements with related parties (6)
--------------------------------------------------------------------------------
  10.13      Promissory note to City Centre LLC dated April 7, 2006 (6)
--------------------------------------------------------------------------------
  10.14 Investment Agreement, dated as of June 27, 2006, by and between Tower Tech Holdings, Inc. and Dutchess Private Equities Fund, L.P.
             (5)
--------------------------------------------------------------------------------
  10.15 Registration Rights Agreement, dated as of June 27, 2006, by and between Tower Tech Holdings, Inc. and Dutchess Private Equities Fund, L.P. (5)
--------------------------------------------------------------------------------
  21.1       Subsidiaries of Tower Tech Holdings Inc. (4)
--------------------------------------------------------------------------------
  31.1       Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
  31.2       Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
--------------------------------------------------------------------------------
  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
--------------------------------------------------------------------------------

----------------------
(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed November 21, 2005.
(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB filed August 11, 2000.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed February 10, 2006.
(4) Incorporated by reference to the exhibits to the registrant's annual report for the fiscal year ended December 31, 2005.
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed June 30, 2006.
(6) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB, filed August 14, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TOWER TECH HOLDINGS INC.



November 14, 2006                     By:  /s/ SAMUEL W. FAIRCHILD
                                         ---------------------------------------
                                           Samuel W. Fairchild
                                           Chief Executive Officer



November 14, 2006                     By:  /s/ DANIEL P. WERGIN
                                         ---------------------------------------
                                           Daniel P. Wergin
                                           Chief Financial Officer