Form 10KSB
period 2006-12-31
TOWER TECH HOLDINGS INC.
filed 2007-04-02
CIK 1120370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
         For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                       --------------    -------------

                         Commission file number: 0-31313

                            TOWER TECH HOLDINGS INC.
                 (Name of small business issuer in its charter)

                               NEVADA                                                    88-0409160
   (State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

     100 MARITIME DRIVE, SUITE 3C, MANITOWOC, WISCONSIN             54220
         (Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number: (920) 684-5531

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X]

State issuer's revenues for its most recent fiscal year:  $4,022,854

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:
$46,148,850 AS OF MARCH 21, 2007

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 47,724,464 AS OF MARCH 21, 2007

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No[X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         We manufacture fabricated towers for wind turbines that are sold to a limited number of customers for use in the support of wind turbines. These wind turbines are used in the generation of electricity throughout the United States. Our operations are located in Manitowoc, Wisconsin, where we lease 163,400 square feet of production space, with an additional 40,000 square feet of administrative and engineering space available above our current offices. The manufacturing facility has direct rail and highway access, as well as a deep water shipping channel with direct access to Lake Michigan. We offer our customers wind tower support structure and monopiles. The production plant features advanced cutting, welding, blasting and painting capabilities.

         We conduct our business and report our information as one operating segment.

MANUFACTURING PROCESS

         Our manufacturing process starts with the delivery of raw materials, typically supplied by the customer. Such delivery is verified to comply with customer requirements by inspectors upon receipt. The materials proceed to a processing area where they are burned to proper shape and size. The materials are then prepared for rolling, in which they are transformed into various cylindrical shapes. Cylinders are then welded according to customer specifications and inspected for compliance. The end cylinders are then joined to mating flanges, which are then joined to other cylinders, which make a tower section. Towers generally range from three to four sections. After welding and inspection of tower sections are completed, the sections are moved to the blast/paint area, where the sections receive the proper blast, prime and finish paint process according to the customer specifications. The finish is then inspected and released for final assembly, where section internal parts are installed. These include ladders, platforms and any electrical components specified by the customer. After assembly, sections are again inspected, released, and prepared for shipping.

SOURCES AND AVAILABILITY OF RAW MATERIALS

         During 2006 and 2005, Tower Tech was supplied with most raw materials by its primary customers. The primary raw material used in our products is steel plate. Due to the high cost of steel used in the production of our products, we elected to have our customers purchase and supply steel for our products. We expect to procure steel for our products in the future. Raw materials suppliers are situated both in the United States and abroad and will be used as sources according to material availabilities.

SALES AND MARKETING

         Our sales and marketing effort is structured to efficiently service all of our key customers and directly market our wind turbine products to significant manufacturers in the wind turbine industry.

COMPETITION

         Competition for the production and sales of towers exists, but no company dominates the industry. Several tower manufacturers compete in the United States, including Trinity Industries, Inc., Ameron International Corporation and DMI Industries. These companies compete with us based upon price, quality, location, available capacity and several other considerations. Some of our competitors may have inferior products and locations; however, they may have access to greater financial resources. Some wind turbine manufacturers also have the capability to manufacture towers within their organizations.

CUSTOMERS

         During 2006, Tower Tech was dependent on a small number of customers including Vestas Towers Inc. and Gamesa Eolica. For the fiscal year ended December 31, 2006, these two customers accounted for 97% of its revenues. For the fiscal year ended December 31, 2005, sales to Vestas Towers Inc. and Clipper Windpower accounted for 99% of its revenues.

         Tower Tech entered into a tower production agreement in May 2005 with Vestas Towers Inc., pursuant to which Tower Tech supplied towers to Vestas that were completed throughout the remainder of 2005 and the first quarter of 2006. The first purchase order under that agreement was a production run for Vestas that served as Tower Tech's "proving run," during which final adjustments were made to the capital and production plans. Following the proving run, Tower Tech temporarily suspended production in February 2006 while it focused on capital raising, production line improvements, and contract and purchase order negotiations with current and future customers.

         In June 2006, we entered into an agreement with Gamesa Eolica for the manufacture of 34 towers, 78 meters in height (4 sections), 24 of which were low temperature towers for the wind turbine generator model G87, Class ILA and 10 of which were standard temperature towers for the wind turbine generator model G87, Class ILA. The first two towers were slated for delivery on or before July 31, 2006, with two towers to be delivered every two weeks thereafter. Two more towers were added to the order. We completed our delivery obligations under this agreement in early 2007.

         In February 2007, we signed a production agreement for the manufacture of 56 wind tower support structures with Gamesa Eolica, and began production under that agreement. We agreed to deliver the first two towers by February 10, 2007, with no less than two towers to be delivered every week thereafter. These four-section wind tower support structures are 78 meters when erected. We elected not to supply steel for the towers under this agreement as part of our risk management program. In conjunction with the agreement, we agreed to provide a bank guarantee in the amount of $742,465 to secure our performance under the agreement until 30 days after all towers have been delivered. Also, we agreed to hold $500,000 in an escrow account to secure our obligations to warranty the towers for a period of five years. To date, we have met the delivery requirements under this agreement.

         Also in February 2007, we entered into a production agreement with Clipper Turbine Works, Inc. for the manufacture of no less than 50 Clipper-class towers at a minimum rate of two towers per week beginning in the third quarter of 2007. The agreement allows us to provide towers to Clipper including internal hardware, paint and labor in the manufacture of these 50 towers. Additionally, the contract contains provisions that enable Clipper to place additional purchase orders with mutually acceptable terms and conditions.

         Tower Tech is also continuing to seek new relationships and contracts with other providers of wind energy systems.

CORPORATE HISTORY

         Tower Tech Holdings Inc. (formerly Blackfoot Enterprises, Inc.) was incorporated on July 10, 1996 under the laws of the State of Nevada. We originally intended to engage in the sale of reproduced full size cigar store Indians and reproduced totem poles. As at December 31, 1996, all funds raised by the sale of shares of our common stock in order to fulfill our initial objective had been expended and we, thereafter, became dormant.

         From January 1, 1997 to February 6, 2006, we had no operations. We became a reporting company on a voluntary basis because the primary attraction of the Company as a merger partner or acquisition vehicle would be its status as a public company. In addition, we became a reporting company to enhance investor protection and to provide information if a trading market were to commence.

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

         On November 18, 2005, we entered into a Share Exchange Agreement with Tower Tech Systems, Inc. ("Tower Tech") and its shareholders, providing for the acquisition of the issued and outstanding capital stock of Tower Tech in exchange for 25,250,000 of our newly issued shares (the "Acquisition"). On February 6, 2006 (the "Closing Date"), the transaction closed and Tower Tech became our wholly owned subsidiary. Immediately following the Acquisition, the former Tower Tech shareholders owned 72.1% of the Company's total issued and outstanding shares. Pursuant to the acquisition, all of the then existing members of the Board of Directors of the Company resigned, expanded the board to five members, and appointed the management of Tower Tech as the new management of the Company. Upon closing, we were no longer deemed to be a "shell company" as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act").

         We filed a Certificate of Amendment with the Nevada Secretary of State with an effective date of February 7, 2006, that changed our name from Blackfoot Enterprises, Inc. to Tower Tech Holdings Inc. and increased our authorized capital stock to consist of 100,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

         From and after the Closing Date, the operations of Tower Tech are the only operations of the Company.

INTELLECTUAL PROPERTY AND SIGNIFICANT ARRANGEMENTS

         Tower Tech does not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

GOVERNMENT REGULATION AND COMPLIANCE WITH ENVIRONMENTAL LAWS

         Tower Tech's operations are subject to numerous federal, state and local environmental and worker health and safety laws and regulations. We believe that Tower Tech is in substantial compliance with such laws and regulations and has not budgeted any material capital expenditures for environmental control facilities.

RESEARCH AND DEVELOPMENT

         During the 2006 and 2005 fiscal years, Tower Tech spent $42,744 and $62,732, respectively, on research and development activities. None of these amounts were borne by any customers.

EMPLOYEES

         At December 31, 2006, Tower Tech employed 93 employees of which 92 were full-time. Tower Tech believes that its relationship with its employees is good.

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

RISKS RELATED TO TOWER TECH

WE HAVE A LIMITED OPERATING HISTORY THAT MAKES IT DIFFICULT TO PREDICT FUTURE GROWTH AND OPERATING RESULTS.

         Tower Tech has not demonstrated over an extended period of time that it can:

         o manufacture products in a manner that will enable it to be profitable;
         o establish many of the business functions necessary to operate, including sales, marketing, administrative and financial functions, and establish appropriate financial controls; or
         o    respond effectively to competitive pressures.

TOWER TECH HAS INCURRED OPERATING LOSSES SINCE INCEPTION.

         Since its inception in 2003, Tower Tech has incurred losses every quarter. We incurred a significant net loss for the year ended December 31, 2006 of $2,734,483, and at December 31, 2006, we had an accumulated deficit of $6,609,866. While management believes that Tower Tech may be profitable in the near future, we cannot assure you that this in fact will occur.

WE ARE DEPENDENT UPON A FEW CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD HAVE AN ADVERSE EFFECT ON OUR REVENUES.

         For the year ended December 31, 2006, Gamesa Eolica and Vestas Towers Inc. accounted for approximately 97% of our revenue. Accordingly, the loss of any one of these customers would cause revenue to decline and could have a material adverse effect on our business.

WE HAVE BEEN DEPENDENT UPON OUR OFFICERS, DIRECTORS, AND SHAREHOLDERS TO PROVIDE OUR FUNDING.

         We have financed our operations since inception primarily through capital contributed by shareholders and borrowing from both shareholders and financial institutions. During 2005, shareholders contributed capital of $208,000 in the form of management salaries and loaned $1,456,925 to us. During 2006, shareholders contributed capital of $242,500 in the form of management salaries and loaned $620,691 to us. Borrowing from financial institutions, with personal guarantees being provided by the shareholders, provided cash of $2,674,000 in 2005, of which $1,679,173 was used to pay off old financial institution loans. Borrowing from financial institutions, with personal guarantees being provided by the shareholders, provided cash of $547,846 in 2006, of which $91,291 was used to pay off old financial institution loans. If these persons did not provide their personal guarantees, we would not have been able to obtain loans from financial institutions and have the capital necessary to operate.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

         Management believes our future success will depend on our ability to manage our growth successfully, including attracting and retaining skilled personnel for our manufacturing operations. Hiring qualified management and technical personnel may be difficult due to the limited population base surrounding Manitowoc, Wisconsin. If we fail to attract and retain personnel, particularly management and technical personnel, we may not be able to succeed in our planned operations.

IF WE DO NOT EFFECTIVELY MANAGE OUR GROWTH, OUR BUSINESS RESOURCES MAY BECOME STRAINED AND OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED.

         Tower Tech had 65 employees at December 31, 2005, but subsequently laid off 58 of them once it completed its order for Vestas. At December 31, 2006, Tower Tech had 93 employees. Managing growth may provide challenges to our organization and may strain our management and operations. We may misjudge the amount of time or resources that will be required to effectively manage any anticipated or unanticipated growth in our business or we may not be able to attract, hire and retain sufficient personnel to meet our needs. If we cannot scale our business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth, our business resources may become strained, we may not be able to deliver proposed products in a timely manner and our results of operations may be adversely affected.

WE ARE SUBJECT TO POTENTIAL PRODUCT LIABILITY AND OTHER CLAIMS AND WE MAY NOT HAVE THE INSURANCE OR OTHER RESOURCES TO COVER THE COSTS OF ANY SUCCESSFUL CLAIM.

         Defects in our products could subject us to potential product liability claims that our products caused some harm to the human body. Our product liability insurance may not be adequate to cover future claims. Product liability insurance is expensive and, in the future, may not be available on terms that are acceptable to us, if it is available to us at all. Plaintiffs may also advance other legal theories supporting their claims that our products or actions resulted in some harm. A successful claim brought against us in excess of our insurance coverage could significantly harm our business and financial condition.

BECAUSE A SIGNIFICANT PORTION OF OUR SALES IS TO THE WIND TURBINE INDUSTRY, A DECREASE IN DEMAND IN THIS INDUSTRY OR THE LOSS OF ANY MAJOR CUSTOMERS IN THIS INDUSTRY COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

         We operate only in one business segment. Therefore, any downturns in demand for wind turbines or the loss of any major customers in the wind turbine industry could adversely affect our operations and financial condition.

RISKS RELATED TO CAPITAL STRUCTURE

THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET.

         Although our common stock trades on the OTC Bulletin Board, a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD's automated quotation system (the "NASDAQ Stock Market"). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

    o    the issuance of new equity securities pursuant to a future offering;
    o    changes in interest rates;
    o competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
    o    variations in quarterly operating results;
    o    change in financial estimates by securities analysts;
    o    the depth and liquidity of the market for our common stock;
    o investor perceptions of the Company and the manufacturing industries generally; and
    o    general economic and other national conditions.

OUR COMMON STOCK COULD BE CONSIDERED A "PENNY STOCK."

         Our common stock could be considered to be a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under
Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or
(iv) is issued by a company with net tangible assets of less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

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

OUR NON-AFFILIATED SHAREHOLDERS HAVE LITTLE VOTING INFLUENCE OVER THE COMPANY.

         Our officers and directors beneficially own, in the aggregate, 44% of our outstanding voting stock as of March 21, 2007. Under our corporate governing documents, a majority of the shares entitled to vote constitutes a quorum for a shareholders' meeting and under Nevada law, action on a matter is approved if the votes cast in favor of the action exceeds votes cast in opposition to the action. Therefore, these former principal shareholders of Tower Tech possess significant influence over the Company, giving them the ability, among other things, to elect a majority of our Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control of the Company, impeding an acquisition, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

         In connection with a recent financing, our officers and directors granted Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (the "Investors") proxies to enable these investors to enforce certain rights under the covenants contained in the securities purchase agreement through which they acquired their share ownership in the Company. As a result, the proxies give the Investors voting control over 64.4% of our issued and outstanding shares of common stock with respect to enforcing their rights under the covenants. The covenants include (i) the Investors' right to appoint two members of our Board of Directors so long as the Investors or their affiliates hold at least 10% of the issued and outstanding common stock and (ii) our agreement not to revoke our approval of the Investors' acquisition of up to 35% of the common stock on a fully diluted basis. The Investors currently own 26.5% of our common stock.

WE DO NOT FORESEE PAYING CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

         We have not paid cash dividends on our stock and do not plan to pay cash dividends on our stock in the foreseeable future.


ITEM 2.  DESCRIPTION OF PROPERTY.

         Our headquarters and manufacturing facility are located in Manitowoc, Wisconsin. We lease approximately 6,900 square feet of office space and 156,500 square feet of manufacturing space, as well as 40,000 square feet that is currently not being used, from an affiliate of the Company. See Item 12. Certain Relationships and Related Transactions, and Director Independence. This space is adequate for our purposes for the next 12 months. The lease expires on December 31, 2009, with five 5-year options to renew.


ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, Tower Tech anticipates that it may be involved in litigation relating to claims arising out of its operations in the normal course of business. Currently, Tower Tech is not a party to any legal proceedings.


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

                                                  BID PRICES (1)
     2005 FISCAL YEAR                        HIGH               LOW
     ----------------
     Quarter ending 9/30/05                  $1.01             $0.07
     Quarter ending 12/31/05                 $3.80             $0.20

     2006 FISCAL YEAR
     ----------------
     Quarter ending 3/31/06                  $3.20             $1.70
     Quarter ending 6/30/06                  $2.50             $1.10
     Quarter ending 9/30/06                  $1.84             $1.16
     Quarter ending 12/31/06                 $2.47             $1.25
     --------------------
     (1) The above prices reflect a 14-for-1 stock dividend declared on August 24, 2005 to our shareholders of record as of September 6, 2005.

         On March 21, 2007, the closing bid price for the common stock on the OTC Bulletin Board was $3.30.

HOLDERS

         As of March 21, 2007, there were 48 record holders of the Company's common stock. Since the Company's inception, no cash dividends have been declared on the Company's common stock.

DIVIDENDS

         We have not paid any dividends on any of our shares. We have no present intention of paying dividends on any of our shares, as we anticipate that all available funds will be invested to finance the growth of our business.

RECENT SALES OF UNREGISTERED SECURITIES

         During the quarter ended December 31, 2006, we issued 200,000 shares of our common stock to Samuel W. Fairchild, our former chief executive officer, for services, and a total of 35,500 shares of common stock to 13 employees as bonuses.

         No underwriters were used in the above stock transactions and no commissions were paid in connection with the sale of these securities. We relied upon the exemption from registration contained in Section 4(2) as to all of the transactions, as the investors were deemed to be sophisticated with respect to the investment in the securities due to their financial condition or their involvement in our business.

Restrictive legends were placed on the certificates evidencing the securities issued in all of the above transactions.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

TOWER TECH

         We, through Tower Tech, engineer and manufacture wind turbine extension towers. Tower Tech was incorporated in October 2003 and was inactive during 2003. Development of the manufacturing process began in July 2004 after the acquisition and installation of necessary manufacturing equipment. Operations prior to that time were devoted primarily to securing orders and purchasing capital assets. In February 2005, we completed, for Clipper Windpower, our manufacturing of the largest wind tower in the country to specifications, which was erected in Wyoming. Tower Tech entered into a tower production agreement in May 2005 with Vestas Towers Inc., pursuant to which Tower Tech supplied towers to Vestas that were completed throughout the remainder of 2005 and the first quarter of 2006. The first purchase order under that agreement was a production run for Vestas that served as Tower Tech's "proving run," during which final adjustments were made to the capital and production plans. Following the proving run, Tower Tech temporarily suspended production in February 2006 while it focused on capital raising, production line improvements, and contract and purchase order negotiations with current and future customers.

         We followed up those plant improvements with a production contract with an affiliate of Gamesa Eolica, the second largest wind tower integrator in the industry. We received an order for 32 towers, similar in size to the towers we produced for Vestas, and quickly increased the order by two additional towers. We began production of the order in July 2006 on a labor-only basis. Before completing the order in February 2007, Gamesa had increased that order by another two towers. During the period, Tower Tech achieved a contract production rate of 100 towers per year.

         As of December 31, 2006, we no longer consider the Company to be in the development stage. During 2006, we gained manufacturing efficiency and secured a backlog of orders in the fourth quarter. However, we have been unprofitable since inception in October 2003 and we may incur additional operating losses for at least the near future as we continue to refine our manufacturing processes. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not necessarily indicative of our future operating results. We have incurred net losses since inception. As of December 31, 2006, our accumulated deficit was $6,609,866.

         From inception to February 2007, we had financed our operations and internal growth primarily through capital contributed by shareholders and borrowings from both shareholders and financial institutions with guarantees provided by shareholders. Management sought and closed the Blackfoot acquisition transaction to obtain financing alternatives available to publicly-traded companies. On March 1, 2007, we secured $15.4 million through the private placement of our common stock. We believe with this additional capital, the Company is now positioned to meet its revenue, profitability and strategic goals.

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

         INVENTORIES. Inventories are stated at the lower of cost or market, with cost determined using the average cost method. Market value encompasses consideration of all business factors including price, contract terms and usefulness.

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

         Depreciation, for financial reporting purposes, is provided over the estimated useful lives of the respective assets, which range from 3 to 15 years, using the straight-line method. Leasehold improvements are amortized over the shorter of the asset useful life or the lease term.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company's financial statements. The new standard also contains guidance on "derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition". The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement but we believe the adoption of FIN 48 will not have an impact on our consolidated financial position or results of operations.

         In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). This SAB addresses diversity in practice of quantifying financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. The SAB is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial position or results of operations.

         In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.

RESULTS OF OPERATIONS

         REVENUES. Tower Tech recognized its first revenue from sales in March 2005. For the year ended December 31, 2005, net sales were $1,966,974. Cost of sales during that period aggregated $4,009,338 and exceeded revenues due to extraordinary start-up and ramp-up costs. In comparison, we generated revenues of $4,022,854 for the fiscal year ended December 31, 2006, with cost of sales totaling $4,516,593. During 2006, we saw a significant improvement in our production process due to our purchase of better welding equipment and implementation of ongoing training programs. Cost of sales still exceeded our revenue in 2006 primarily due to only having production during the second half of the year, while still incurring production overhead costs for the entire year.

         MERGER TRANSACTION COSTS. Merger transaction costs consisted primarily of consulting services provided by and direct expenses, such as legal and accounting fees and stock issuance costs, paid by Integritas, Inc. These services and expenses were directly related to the Blackfoot acquisition transaction in February 2006.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of contract engineering costs for outsourced design or development, equipment and material costs relating to all design and prototype development activities. For the year ended December 31, 2006, these expenses were $42,744, as compared to $62,732 for the comparable period in 2005. As Tower Tech moves into full production mode, these expenses will continue to decrease, but may be replaced with in-house engineering expenses.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $1,534,019 in 2006 from $782,357 in 2005. This increase is primarily the result of ramp-up activities in association with new customers, as well as legal and accounting expenses directly related to the Acquisition transaction and ongoing costs of being a public company. In addition, a chief executive officer was hired during the year along with additional other administrative employees.

         INTEREST EXPENSE. Interest expense was $410,873 in 2006, compared to $221,955 in 2005. The increase was due to increases in corporate debt incurred to fund ramp-up and administrative costs as explained above.

         NET LOSS. Net loss decreased by $388,201 to $2,734,483 for the year ended December 31, 2006 from a net loss of $3,122,684 for the comparable 2005 period. The smaller net loss is largely a result of the decreased operating loss.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception primarily through capital contributed by shareholders and borrowings from shareholders and from financial institutions with personal guarantees being provided by the shareholders. From inception to December 31, 2006, shareholders contributed $227,925 in the form of free rent and $450,500 in the form of management salaries. At December 31, 2006, notes payable to related parties was $4,376,816 and long-term debt was $903,536. For the year ended December 31, 2006, net cash from financing activities of $1,077,246 was provided primarily by additional borrowings from related parties. In comparison, cash of $2,798,446 was provided by financing activities in 2005, consisting primarily of borrowings from related parties and additional third-party debt.

         On December 31, 2005, each of Messrs. Allie, Fox, Wergin, and Brickner agreed to maintain a line of credit for the benefit of Tower Tech through December 31, 2006 in the following amounts indicated in the table below. Tower Tech has drawn down against the lines of credit and at December 31, 2005 and December 31, 2006, the amounts set forth in the table below were owed to these persons. Tower Tech will pay interest at a fixed rate of 8% per annum. The line of credit agreements were amended as of April 1, 2006 to increase the amounts available as set forth below.

------------------------------------------------------------------------------------------------------------------------
                                                                             AMOUNT AVAILABLE PER
                                 AMOUNT AVAILABLE PER                            LINE OF CREDIT
                                   12/31/05 LINE OF       AMOUNT OWED TO     AGREEMENTS AS AMENDED    AMOUNT OWED TO
       LENDER                     CREDIT AGREEMENTS     LENDER AT 12/31/05          4/1/06           LENDER AT 12/31/06
------------------------------------------------------------------------------------------------------------------------
Christopher C. Allie            $      775,000          $      712,533       $    1,500,000          $      830,326
------------------------------------------------------------------------------------------------------------------------
Terence P. Fox                  $    1,015,000          $    1,009,833       $    1,750,000          $    1,131,882
------------------------------------------------------------------------------------------------------------------------
Daniel P. Wergin                $      775,000          $      755,759       $    1,750,000          $      908,108
------------------------------------------------------------------------------------------------------------------------
Raymond L. Brickner III         $      650,000          $      612,500       $    1,750,000          $      841,000
------------------------------------------------------------------------------------------------------------------------

         At December 31, 2006, we had cash of $125,409 and a working capital deficiency of $7,813,470, as compared to cash of $166,023 and a working capital deficiency of $5,220,309 at December 31, 2005. The decrease in cash and increase in the working capital deficiency were due primarily to the loss for the year, as cash used in operating activities was $710,260 for the year ended December 31, 2006 as compared to $1,534,513 for the 2005 period.

         On June 27, 2006, we entered into an Investment Agreement with Dutchess Private Equities Fund, L.P. ("Dutchess") as a means to obtain additional capital. Pursuant to this Agreement, Dutchess had committed to purchase up to $15,000,000 of our common stock over the course of 24 months at our sole discretion. We were entitled to request that Dutchess purchase amounts based on our trading volume at a price based on the trading price. Due to the low trading volume and trading price of our common stock, we never utilized this funding mechanism and Dutchess and we mutually terminated this agreement in February 2007.

         On March 1, 2007, we entered into a securities purchase agreement with two accredited investors (the "Investors") pursuant to which we agreed to sell, and the Investors agreed to purchase 10,266,667 restricted shares of our common stock at $1.50 per share for a total investment of $15,400,000. Proceeds of the financing will be used to reduce debt, to purchase equipment, and for working capital and general corporate purposes. We agreed to file a registration statement with the Securities and Exchange Commission in order to register the resale of the shares that were issued to the Investors, pursuant to the terms of a registration rights agreement dated March 1, 2007.

         In connection with the closing of the stock purchase described above, we paid most of our outstanding debt in the aggregate principal amount of $4,324,723 with the proceeds of the financing and issued 722,297 shares of common stock at $1.50 per share to our four officers, directors, and principal shareholders as repayment of $1,083,447 in loans. Accordingly, as a result of these payments, we have only one outstanding loan payable to Wisconsin Business Development Finance Corporation which had a principal amount of $393,564 at December 31, 2006. This loan requires monthly installments of $4,982 including interest, is due September 1, 2015, and is secured by substantially all our assets and personal guarantees of our principal shareholders.

PLAN OF OPERATION

         Management believes that as a result of the financing obtained in March 2007, we have sufficient funding to cover our operational and capital expenses through the end of the current fiscal year. We will remain focused on manufacturing and selling wind towers and monopiles to the wind energy industry over the next twelve months. We will improve our manufacturing production process through the acquisition of additional efficiency-enhancing equipment as well as the implementation of throughput-enhancing production methodologies. To date, we have nearly doubled our production capacity from what it was at the close of 2005. We do not anticipate that we will hire a significant number of employees as we increase our plant capacity during 2007 to approximately 150 towers per year, and, in fact, we project that our total employment may actually decline during capacity expansion with the addition of this labor-saving equipment and these significant process improvements.

         Expanded production capacity is a result of significant improvements in efficiency generated by our ongoing training program, improvements in our production processes and the addition of more efficient equipment. We purchased new air compressors that have allowed us to increase our blast capacity to four blast nozzles at a time rather than one, improving the productivity in the blast area proportionately. In addition, we replaced our welding equipment with four Lincoln Electric automatic submerged arc welding units, consisting of Lincoln Electric AC-1200 Amp Power Source, Lincoln Electric DC-1000 Amp Power Source and Lincoln Electric NA3 Control Units. The Lincoln Electric unit is the industry's leading welding system, and is specifically designed to deposit more weld metal at faster travel speeds, thereby eliminating production bottlenecks and unnecessary rework costs. We are currently in negotiations to procure additional equipment, including an advanced coating system that will improve the quality of our tower coating while reducing, significantly, the labor required to paint the towers.

         We, together with City Centre LLC, an entity that is indirectly owned by some of our officers, directors, and principal shareholders, have applied to become a "Port-of-Entry" in order to secure further improvements in efficiency and to make the plant more competitive in the future. "Port of Entry" status will not only allow the company to reduce its shipping and related costs, but will also create an additional revenue stream for the company, as we will be able to charge fees to others for ingress and egress. As of the date of this report, the U.S. Coast Guard has given its approval of the application. Final approval is subject to a final inspection by the U.S. Coast Guard, which is expected to take place in late spring.

OFF-BALANCE SHEET ARRANGEMENTS

         As of December 31, 2006, we did not have any off-balance sheet arrangements.

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


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1 for the audited consolidated financial statements of the Company.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On May 17, 2006, we engaged Carver Moquist & O'Connor, LLC ("Carver") to serve as our independent registered public accountants for the fiscal year ending December 31, 2006. Also on that date, Kyle L. Tingle, CPA, LLC ("Tingle") was dismissed as our independent registered public accounting firm. We decided to engage Carver, as it had audited the financial statements for Tower Tech Systems, Inc. for the fiscal years ended December 31, 2005 and 2004. Tower Tech Systems, Inc. is the accounting survivor of the reverse acquisition transaction that closed in February 2006. Tingle had audited the financial statements for the entity formerly known as Blackfoot Enterprises, Inc. Our board of directors approved both actions.

         The audit reports of Tingle on the financial statements for each of the past two years as of December 31, 2005 and December 31, 2004 contained a separate paragraph stating: "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management' plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty." There were no other adverse opinions, disclaimers of opinions, or qualifications or modifications as to uncertainty, audit scope, or accounting principles.

         During the two most recent fiscal years and the subsequent interim period through May 17, 2006, there were no disagreements with Tingle on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Tingle, would have caused it to make reference to the subject matter of the disagreement in connection with its report. We requested Tingle to furnish us with a letter addressed to the Commission stating whether it agreed with the above statements. A copy of that letter was filed as an exhibit to the amended Form 8-K disclosing the change in registered public accountants.

         There were no other "reportable events" as that term is described in
Item 304(a)(1)(iv) of Regulation S-B occurring within our two most recent fiscal years and the subsequent interim period ending May 17, 2006.

         During our two most recent fiscal years and through May 17, 2006, the date prior to the engagement of Carver, neither we nor anyone on our behalf consulted Carver regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements.


ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Management, with the participation of our chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including its chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

         It should be noted that we do not have a formal audit committee. Our board of directors oversees the responsibilities of the audit committee. The board is fully aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, the board has determined that considering the employees involved and the control procedures in place, risks associated with such a lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases at this time.

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

         Our management is reviewing our internal controls over financial reporting to determine the most suitable recognized control framework. We will give great weight and deference to the product of the discussions of the SEC's Advisory Committee on Smaller Public Companies (the "Advisory Committee") and the Committee of Sponsoring Organizations' task force entitled Implementing the COSO Control Framework in Smaller Businesses (the "Task Force"). Both the Advisory Committee and the Task Force are expected to provide practical, needed guidance regarding the applicability of Section 404 of the Sarbanes-Oxley Act to small business issuers. Our management intends to perform the evaluation required by Section 404 of the Sarbanes-Oxley Act at such time as we adopt a framework. For the same reason, our independent registered public accounting firm has not issued an "attestation report" on our management's assessment of internal controls.


ITEM 8B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

        Our executive officers and directors are:

        NAME                          AGE     POSITION

        Christopher C. Allie           58     Chairman of the Board of Directors

        Raymond L. Brickner III        49     President, Chief Operating Officer
                                              and Director

        D. Randall Brumbelow           55     Interim Chief Financial Officer

        Daniel P. Wergin               65     Vice President and Director

        Terence P. Fox                 51     Secretary, General Counsel and
                                              Director

         Our shareholders elect our directors annually and our board of directors appoints our officers annually. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

         CHRISTOPHER C. ALLIE - CHAIRMAN OF THE BOARD OF DIRECTORS. Mr. Allie has served in this position with Tower Tech since its inception in October 2003 and with the Company since February 2006. In addition, he has owned for more than 30 years a real estate development firm with commercial and industrial holdings throughout northeast Wisconsin. Mr. Allie received his bachelor's degree in economics from the University of Wisconsin. Mr. Allie also sits on the board of the Rahr West Art Museum and the Rahr West Foundation.

         RAYMOND L. BRICKNER III - PRESIDENT AND DIRECTOR. Mr. Brickner has served as President of the Company since January 2007. He has served as a director of Tower Tech since its inception and as a director of the Company since February 2006. He is also an on-site operations consultant for Tower Tech. He is the founder, owner, and president of RBA, Inc., which has been engaged in heavy metal fabrication since 1985. RBA, Inc. has been a direct supplier and fabricator for Manitowoc Crane Group, one of the world's largest producers and suppliers of heavy-duty construction "mega" cranes.

         D. RANDALL BRUMBELOW - INTERIM CHIEF FINANCIAL OFFICER. Mr. Brumbelow was appointed as interim Chief Financial Officer effective January 15, 2007. From June, 2005 to May, 2006, Mr. Brumbelow served as CFO for Body Blue, Inc., a personal care products manufacturer based in Canada. From August 2003 to June 2005, he served as a project manager for Morgan Franklin Corporation, based in Herndon, Virginia, where he implemented Sarbanes-Oxley compliance testing and certification programs. From February 2001 to March 2003, Mr. Brumbelow worked as the CFO of Tristate Electrical & Electronics Supply Co., Inc., a company located in Hagerstown, Maryland, whose business was the wholesale distribution of electrical products with annual revenue approximating $250 million. Between 1998 and 2000, he served as the controller and CFO of Transamerica Retail Financial Services in Hoffman Estates, Illinois. From 1981 to 1998, Mr. Brumbelow worked in a number of positions for General Electric Company, concluding with his service as Vice President of Finance from 1993 to 1995 for GE Capital Retailer Financial Services and Vice President of Business Development from 1996 to 1998 also for GE Capital Retailer Financial Services. From 1981 to 1993 he served in various senior financial capacities throughout GE, including posts within the GE Corporate Audit Staff. Mr. Brumbelow has extensive experience in sourcing, procurement, manufacturing design and securities and public company compliance. He received an MBA in Accounting and a bachelor's degree in Finance.

         DANIEL P. WERGIN - VICE PRESIDENT AND DIRECTOR. Mr. Wergin has served as Vice President of the Company since January 2007. He has served as a director with Tower Tech since June 2005 and with the Company since February 2006. He has also been the President of Choice, Inc., a real estate investment and development company based in Manitowoc, Wisconsin, since 1970. Mr. Wergin has specialized in real estate development, leasing, and 1031 exchanges. He has been a member of the National Association of Realtors and its Certified Commercial Investment Division since 1975.

         TERENCE P. FOX - SECRETARY, GENERAL COUNSEL AND DIRECTOR. Mr. Fox has served in these positions with Tower Tech since its inception and with the Company since February 2006. He has been a partner in the law firm of Kummer, Lambert & Fox, LLP, and its predecessor, Dewane, Dewane, Kummer, Lambert & Fox, LLP, located in Manitowoc, Wisconsin, since June 1989. Mr. Fox graduated from the University of Wisconsin - Milwaukee and the Marquette University Law School. He has many business and real estate interests and sits on the board of directors of several non-profit and for-profit organizations in the Manitowoc, Wisconsin, area.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Officers and directors, and persons who own more than 10% of a registered class of our equity securities, are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934. The following table sets forth reports that were not filed on a timely basis during the most recently completed fiscal year:

-------------------------------------------------------------------------------------------------------------
REPORTING PERSON                                    DATE REPORT DUE                       DATE REPORT FILED
-------------------------------------------------------------------------------------------------------------
Raymond L. Brickner III                           Form 3 due 02/17/06                         02/21/06
-------------------------------------------------------------------------------------------------------------
Daniel P. Wergin                                  Form 3 due 02/17/06                         02/21/06
-------------------------------------------------------------------------------------------------------------
Samuel W. Fairchild                               Form 3 due 02/17/06                         03/23/06
-------------------------------------------------------------------------------------------------------------

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

CORPORATE GOVERNANCE

         There were no changes to the procedures by which our security holders may recommend nominees to our board of directors.

AUDIT COMMITTEE

         The entire board of directors acts as our audit committee. We do not have an audit committee financial expert serving on our audit committee at this time. We propose to expand our board of directors in the near future to include a financial expert.


ITEM 10. EXECUTIVE COMPENSATION.

         Except for the issuance of 200,000 shares to Samuel Fairchild, none of our officers and/or directors received any compensation for their respective services rendered to the Company, nor did they receive such compensation in the past. None of the directors accrued any compensation pursuant to any agreement with us. We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our directors, officers and/or employees.

         The table below sets forth information the remuneration of our chief executive officer during our last two completed fiscal years. There were no executive officers whose total annual salary and bonus equaled or exceeded $100,000.

                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------
                                                                           NON-EQUITY   NONQUALIFIED
                                                                           INCENTIVE      DEFERRED
   NAME AND                                                                  PLAN       COMPENSATION  ALL OTHER
   PRINCIPAL                  SALARY                STOCK        OPTION    COMPENSA-      EARNINGS    COMPENSA-
   POSITION         YEAR       ($)     BONUS ($)   AWARDS ($)   AWARDS ($)  TION ($)         ($)       TION ($)   TOTAL ($)
---------------------------------------------------------------------------------------------------------------------------
   Samuel W.        2006       -0-        -0-       300,000       -0-         -0-            -0-         -0-       300,000
Fairchild, CEO
      (1)<F1>
---------------------------------------------------------------------------------------------------------------------------
Christopher C.      2006       -0-        -0-         -0-         -0-         -0-            -0-         -0-         -0-
    Allie,
 President (2)<F2>
---------------------------------------------------------------------------------------------------------------------------
 Johann Rath,       2006       -0-        -0-         -0-         -0-         -0-            -0-         -0-         -0-
 President (3)<F3>  2005
---------------------------------------------------------------------------------------------------------------------------
--------------------------

(1)<F1> Mr. Fairchild served as Chief Executive Officer from April 2006 through February 2007.
(2)<F2> Mr. Allie served as the chief executive officer from February 2006 to April 2006.
(3)<F3> Mr. Rath served as the chief executive officer of Blackfoot Enterprises, Inc. until February 2006.

         In December 2006, we granted Mr. Fairchild 200,000 shares of restricted common stock, which were valued at $1.50 per share. There were no terms or conditions in connection with this stock grant.

EMPLOYMENT AGREEMENTS

         On February 26, 2007, we entered into an employment agreement with Raymond L. Brickner III, our President and Chief Operating Officer. The term of the agreement commenced March 1, 2007 and terminates February 28, 2010, but may be terminated earlier (i) by us upon 30 days' notice, (ii) upon the mutual consent of us and Mr. Brickner, or (iii) by either us or Mr. Brickner upon the material breach or violation of the terms of the agreement. The agreement contains a covenant not to compete for two years after the termination of the agreement, but allows Mr. Brickner to participate in activities with his company, RBA, Inc., so long as such activities do not compete with us. The agreement provides for an annual base salary of $150,000.

COMPENSATION OF DIRECTORS

         There are no compensation arrangements in place as of the date of this report.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information, as of March 21, 2007, concerning shares of our common stock, the only class of our securities that are issued and outstanding, held by (1) each stockholder known by us to own beneficially more than five percent of the common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our directors and executive officers as a group:

--------------------------------------------------------------------------------------------------------------------
                                                               AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                   BENEFICIAL OWNERSHIP      PERCENT OF CLASS (2)<F2>
--------------------------------------------------------------------------------------------------------------------
Jeffrey L. Gendell                                                12,666,667 (3)<F3>                  26.5%
55 Railroad Avenue, 1st Floor
Greenwich, CT 06830
--------------------------------------------------------------------------------------------------------------------
Daniel P. Wergin                                                  5,304,572 (4)<F4>                   11.1%
1016 North 40th Street
Manitowoc, WI 54220
--------------------------------------------------------------------------------------------------------------------
Raymond L. Brickner III                                           5,259,833 (5)<F5>                   11.0%
936 Lakeshore Drive
Cleveland, WI 53015
--------------------------------------------------------------------------------------------------------------------
Terence P. Fox                                                     5,255,175(6)<F6>                   11.0%
528 North 7th Street
Manitowoc, WI 54220
--------------------------------------------------------------------------------------------------------------------
Christopher C. Allie                                              5,252,717 (7)<F7>                   11.0%
3109 Waldo Blvd.
Manitowoc, WI 54220
--------------------------------------------------------------------------------------------------------------------
D. Randall Brumbelow                                                  1,000                            (8)<F8>
--------------------------------------------------------------------------------------------------------------------
Officers and directors as a group (5 persons)                       21,073,297                        44.2%
--------------------------------------------------------------------------------------------------------------------
------------------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> This table is based on 47,724,464 shares of Common Stock outstanding as of March 21, 2007. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from March 21, 2007, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.



(3)<F3> Includes 10,133,334 shares held of record by Tontine Capital Partners, L.P. and 2,533,333 shares held of record by Tontine Capital Overseas Master Fund, L.P. Mr. Gendell is the managing member of the general partner of these entities.

(4)<F4> Includes 2,000,000 shares held by 2005 Wergin Family Dynasty Trust 2005, of which Terence P. Fox is the trustee with full authority to vote and/or dispose of the shares.

(5)<F5> Includes 1,000,000 shares held by Raymond L. Brickner III and Debra L. Brickner Irrevocable Trust Dated May 1, 2005, of which Terence P. Fox has the full authority to vote and/or dispose of the shares.

(6)<F6> Includes 2,000,000 shares held by Terence P. Fox & Paula L. Fox Irrevocable Trust, of which Daniel P. Wergin is the trustee with full authority to vote and/or dispose of the shares.

(7)<F7> Includes 1,000,000 shares held by Peter C. Allie, 1,000,000 shares held by Alex C. Allie and 1,000,000 shares held by Stacey C. Culligan, all of whom are the children of Christopher C. Allie.

(8)<F8>  Less than 0.1%.

         Christopher C. Allie, Raymond L Brickner III, Terence P. Fox, and Daniel P. Wergin may be deemed to be the "parents" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

EQUITY COMPENSATION PLANS

         As of December 31, 2006, we did not have any equity compensation plans.

CHANGES IN CONTROL

         As described in Item 6. Management's Discussion and Analysis or Plan of Operations, we entered into a securities purchase agreement on March 1, 2007 for the purchase of 10,266,667 shares of our common stock for a total investment of $15,400,000 with Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (the "Investors"). We agreed that (i) for so long as the Investors or their affiliates hold at least 10% of the issued and outstanding common stock, the Investors shall have the right to appoint two members of our Board of Directors, and (ii) we would not revoke our approval of the acquisition of up to 35% of the common stock on a fully diluted basis by the Investors (the "Covenants").

         Among the conditions to the closing of the stock purchase were the following:

    o Investors receiving irrevocable proxies from Christopher C. Allie, Raymond L. Brickner III, Terence P. Fox and Daniel P. Wergin (the "Founders") with respect to enforcing the Investors' rights under the Covenants; and
    o Investors having entered into a securities purchase agreement with each of the Founders for the purchase of 600,000 shares from each of the Founders, for a total of 2,400,000 shares, at $1.50 per share.

         As a result of these transactions, Tontine Capital Partners, L.P., a Delaware limited partnership, and its affiliate, Tontine Capital Overseas Master Fund, L.P., a Cayman Islands limited partnership, own 10,133,334 shares and 2,533,333 shares of record, respectively, which constitute 21.2% and 5.3%, respectively, of the issued and outstanding shares of common stock. The proxies give the Investors voting control over 30,738,964 shares, or 64.4% of our issued and outstanding shares of common stock with respect to enforcing the Investors' rights under the Covenants.

         The Investors also entered into a letter agreement with each of the Founders, Samuel W. Fairchild, and Integritas Inc. (the "Stockholders") which grants the Investors, with respect to shares of our common stock owned by the Stockholders and certain of their trusts, (i) a right of first offer in the event a Stockholder wishes to transfer such shares and (ii) a right of first refusal in the event a Stockholder receives an unsolicited offer from a third party to purchase any of such shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

BANK GUARANTEES

         Christopher C. Allie, Terence P. Fox, Daniel P. Wergin, and Raymond L. Brickner III, who are officers and/or directors of Tower Tech and were the controlling shareholders of Tower Tech at the time funds were borrowed, have provided their personal guarantees on loans made by financial institutions to Tower Tech as described below.

         On September 15, 2005, Tower Tech borrowed $580,000 from Associated Bank, Green Bay, Wisconsin, at an interest rate of prime plus 0.5%. The loan requires monthly installments of $8,710, including interest, and is due September 15, 2012. In addition to the personal guarantees, the loan is secured by substantially all of the assets of Tower Tech. At December 31, 2006, the outstanding principal balance of this loan was $509,972. This loan was repaid in March 2007.

         Tower Tech borrowed $90,000 from Associated Bank on March 31, 2005 at an interest rate of prime plus 1.0%. The loan was due October 15, 2005 but was extended to January 15, 2006. Tower Tech has been paying the interest only on this loan on a month-to-month basis and plans to either pay the loan in full or refinance the loan once financing is obtained. At December 31, 2005, the outstanding principal balance of this loan was $90,000. This loan was repaid in 2006.

         Tower Tech borrowed $250,000 from Associated Bank on July 20, 2005 at an interest rate of prime plus 2.5%. The loan was due October 15, 2005 but was extended to January 20, 2006. Tower Tech has been paying the interest only on this loan on a month-to-month basis and plans to either pay the loan in full or refinance the loan once financing is obtained. At December 31, 2005, the outstanding principal balance of this loan was $250,000. This loan was repaid in 2006.

         Also on September 15, 2005, Tower Tech borrowed $434,000 from Wisconsin Business Development Finance Corporation, Madison, Wisconsin, at an interest rate of 6.796% per annum. The loan requires monthly installments of $4,982, including interest, and is due September 1, 2015. In addition to the personal guarantees, the loan is secured by substantially all of the assets of Tower Tech. At December 31, 2006, the outstanding principal balance of this loan was $393,564.

SHAREHOLDER LOANS

         Christopher C. Allie, Terence P. Fox, Daniel P. Wergin, and Raymond L. Brickner III have made unsecured loans to Tower Tech as set forth below. The notes evidencing the loans are due upon demand and accrue interest at 5% per annum.

--------------------------------------------------------------------------------------------------------------------
                                                                                                           AMOUNT
                                                                          AMOUNT      DATE OF          OUTSTANDING AT
LENDER                                                                    LOANED       LOAN               12/31/06
--------------------------------------------------------------------------------------------------------------------
BFM LLC (owned by Christopher C. Allie and Daniel P. Wergin)              $50,000    01/28/05              $28,000
--------------------------------------------------------------------------------------------------------------------
Choice Inc. (owned by Daniel P. Wergin)                                   $65,000    05/25/05              $65,000
--------------------------------------------------------------------------------------------------------------------
43 Enterprises (owned in part by Christopher C. Allie and Daniel          $10,000    10/20/05                 $-0-
P. Wergin)
--------------------------------------------------------------------------------------------------------------------
Choice Inc. (owned by Daniel P. Wergin)                                    $8,000    10/21/05               $8,000
--------------------------------------------------------------------------------------------------------------------
City Centre LLC (owned indirectly by Raymond L. Brickner III,             $10,000    11/11/05              $10,000
Daniel P. Wergin and Christopher C. Allie)
--------------------------------------------------------------------------------------------------------------------
City Centre LLC (owned indirectly by Raymond L. Brickner III,            $125,000    12/30/05             $125,000
Daniel P. Wergin and Christopher C. Allie)
--------------------------------------------------------------------------------------------------------------------
City Centre LLC (owned indirectly by Raymond L. Brickner III,             $42,000    02/24/06              $42,000
Daniel P. Wergin and Christopher C. Allie)
--------------------------------------------------------------------------------------------------------------------
Choice Inc. (owned by Daniel P. Wergin)                                    $2,500    03/24/06               $2,500
--------------------------------------------------------------------------------------------------------------------
Choice Inc. (owned by Daniel P. Wergin)                                    $5,000    03/31/06               $5,000
--------------------------------------------------------------------------------------------------------------------
City Centre LLC (owned indirectly by Raymond L. Brickner III,             $10,000    04/07/06              $10,000
Daniel P. Wergin and Christopher C. Allie)
--------------------------------------------------------------------------------------------------------------------

LETTER OF CREDIT

         In 2005, Whitehorse, LLC issued a letter of credit to back up Tower Tech's agreement to perform under the tower purchase agreements and induce Vestas to pay its down payment to Tower Tech. Whitehorse, LLC operates the Wergin family limited partnership, which is owned beneficially by Daniel P. Wergin. In July 2006, Whitehorse LLC issued a letter of credit to back up Tower Tech's agreement to perform under the tower purchase agreements and induce Gamesa to pay its down payment to Tower Tech. The letter of credit expired on November 30, 2006.

LINES OF CREDIT

         On December 31, 2005, each of Messrs. Allie, Fox, Wergin, and Brickner agreed to maintain a line of credit for the benefit of Tower Tech through December 31, 2006 in the following amounts indicated in the table below. Tower Tech has drawn down against the lines of credit and at December 31, 2005 and December 31, 2006, the amounts set forth in the table below were owed to these persons. Tower Tech will pay interest at a fixed rate of 8% per annum. The line of credit agreements were amended as of April 1, 2006 to increase the amounts available as set forth below.

---------------------------------------------------------------------------------------------------------------------
                                                                            AMOUNT AVAILABLE PER
                             AMOUNT AVAILABLE PER         AMOUNT OWED          LINE OF CREDIT         AMOUNT OWED TO
                               12/31/05 LINE OF           TO LENDER AT         AGREEMENTS AS             LENDER AT
          LENDER              CREDIT AGREEMENTS             12/31/05           AMENDED 4/1/06            12/31/06
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
---------------------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------------------
                                                                            AMOUNT AVAILABLE PER
                             AMOUNT AVAILABLE PER         AMOUNT OWED          LINE OF CREDIT         AMOUNT OWED TO
                               12/31/05 LINE OF           TO LENDER AT         AGREEMENTS AS             LENDER AT
          LENDER              CREDIT AGREEMENTS             12/31/05           AMENDED 4/1/06            12/31/06
---------------------------------------------------------------------------------------------------------------------
Daniel P. Wergin                $      775,000          $      755,759       $    1,750,000          $      908,108
---------------------------------------------------------------------------------------------------------------------
Raymond L. Brickner III         $      650,000          $      612,500       $    1,750,000          $      841,000
---------------------------------------------------------------------------------------------------------------------

         In March 2007, we repaid all of the above loans with the proceeds from the sale of our common stock to the Investors and with the issuance of 722,297 shares of our common stock as set forth below:

        ------------------------------------------------------------------------
        NAME                            AMOUNT OF DEBT          NUMBER OF SHARES
        ------------------------------------------------------------------------
        Raymond L. Brickner III             $258,500                172,333
        ------------------------------------------------------------------------
        Christopher C. Allie                $247,826                165,217
        ------------------------------------------------------------------------
        Daniel P. Wergin                    $325,608                217,072
        ------------------------------------------------------------------------
        Terence P. Fox                      $251,513                167,675
        ------------------------------------------------------------------------
        TOTAL                             $1,083,447                722,297
        ------------------------------------------------------------------------

OPERATING LEASE

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

         The lease calls for monthly rent of $33,320 and expires on December 31, 2009. The lease also grants Tower Tech five options to renew the lease for an additional five years beginning at the end of the lease period just ended. In addition, the lease includes contingent payments based on whether the level of production exceeds certain amounts of wind turbine extension towers. No contingent payments were required to be made in 2005 or 2006. Prior to entering a formal lease agreement with City Centre, LLC on January 1, 2005, Tower Tech was not obligated to pay for the use of the property it had occupied during 2004. As a result, Tower Tech determined the fair value of the rent to be $227,925 and recorded the receipt of the free rent as contributed capital. Rent expense for the year ended December 31, 2006 and 2005 was $399,838 and $343,874, respectively. Accrued rent payable to City Centre, LLC totaled $558,479 and $210,225 at December 31, 2006 and 2005, respectively.

SUBCONTRACTED LABOR

         Tower Tech subcontracts a portion of its labor from RBA, Inc., a corporation controlled by Raymond L. Brickner III, the President, Chief Operating Officer, a director and significant shareholder. Tower Tech's billings from RBA, Inc. for the years ended December 31, 2006 and 2005 were $80,660 and $653,538, respectively, for contracted labor, equipment set up and general maintenance. At December 31, 2006 and 2005, $419,408 and $286,872 was owed to RBA, Inc. and was included in accounts payable - related party, respectively.

MANAGERIAL SERVICES

         During the years ended December 31, 2006 and 2005, Tower Tech's shareholders provided managerial services to Tower Tech without charge. Tower Tech determined the fair value of these services to be $242,500 and $208,000, respectively. This amount was recorded as selling, general and administrative expense and contributed capital.

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

DIRECTOR INDEPENDENCE

         Our common stock trades in the OTC Bulletin Board. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

         Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an "independent" director in accordance with the NASDAQ Global Market's requirements for independent directors (NASDAQ Marketplace Rule 4200). The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

         We do not have any directors that may be considered an independent director under the above definition. We do not list that definition on our Internet website.

         We presently do not have an audit committee, compensation committee, nominating committee, executive committee of our Board of Directors, stock plan committee or any other committees.

ITEM 13. EXHIBITS.

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                                     EXHIBIT
--------------------------------------------------------------------------------
    2.1        Share Exchange Agreement by and among Blackfoot Enterprises, Inc.
               and the shareholders of Tower Tech Systems, Inc. and Tower Tech Systems, Inc. dated as of November 7, 2005 (1)
--------------------------------------------------------------------------------
    3.1        Articles of Incorporation (2)
--------------------------------------------------------------------------------
    3.2        Certificate of Amendment to Articles of Incorporation (3)
--------------------------------------------------------------------------------
    3.3        Bylaws (2)
--------------------------------------------------------------------------------
   10.1        Tower Production Agreement (4)
--------------------------------------------------------------------------------
   10.2        Associated Bank loan documents (4)
--------------------------------------------------------------------------------
   10.3        Wisconsin Business Development Finance Corporation loan documents
               (4)
--------------------------------------------------------------------------------
   10.4        Lease agreement with City Centre, LLC (4)
--------------------------------------------------------------------------------
   10.5        Promissory note to BFM LLC dated January 28, 2005 (4)
--------------------------------------------------------------------------------
   10.6        Promissory note to Choice Inc dated May 25, 2005 (4)
--------------------------------------------------------------------------------
   10.7        Promissory note to 43 Enterprises dated October 20, 2005 (4)
--------------------------------------------------------------------------------
   10.8        Promissory note to Choice Inc. dated October 21, 2005 (4)
--------------------------------------------------------------------------------
   10.9        Promissory note to City Centre LLC dated November 11, 2005 (4)
--------------------------------------------------------------------------------
   10.10       Promissory note to City Centre LLC dated December 30, 2005 (4)
--------------------------------------------------------------------------------
   10.11       Line of credit agreements with related parties (4)
--------------------------------------------------------------------------------
   10.12 Investment Agreement, dated as of June 27, 2006, by and between Tower Tech Holdings, Inc. and Dutchess Private Equities Fund, L.P. (5)
--------------------------------------------------------------------------------
   10.13 Registration Rights Agreement, dated as of June 27, 2006, by and between Tower Tech Holdings, Inc. and Dutchess Private Equities Fund, L.P. (5)
--------------------------------------------------------------------------------
   10.14       April 1, 2006 amended line of credit agreements with related parties (6)
--------------------------------------------------------------------------------
   10.15       Promissory note to City Centre LLC dated April 7, 2006 (6)
--------------------------------------------------------------------------------
   10.16 Employment Agreement with Raymond L. Brickner III dated February 26, 2007 (7)
--------------------------------------------------------------------------------
   10.17 Securities Purchase Agreement dated March 1, 2007 between Tower Tech Holdings Inc. and the Buyers named therein (7)
--------------------------------------------------------------------------------
   10.18       Registration Rights Agreement dated March 1, 2007 (7)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                                     EXHIBIT
--------------------------------------------------------------------------------
   14.1        Code of Ethics (8)
--------------------------------------------------------------------------------
   21.1        Subsidiaries of Tower Tech Holdings Inc. (4)
--------------------------------------------------------------------------------
   31.1        Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
   31.2        Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
--------------------------------------------------------------------------------
   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
--------------------------------------------------------------------------------

-----------------------
(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed November 21, 2005.
(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB filed August 11, 2000.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed February 10, 2006.
(4) Incorporated by reference to the exhibits to the registrant's annual report for the fiscal year ended December 31, 2005.
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed June 30, 2006.
(6) Incorporated by reference to the exhibits to the registrant's quarterly report for the quarter ended June 30, 2006.
(7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed March 5, 2007.
(8) Incorporated by reference to the exhibits to the registrant's quarterly report for the quarter ended September 30, 2003.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         On May 17, 2006, we engaged Carver Moquist & O'Connor, LLC ("Carver") to serve as our independent registered public accountants for the fiscal year ended December 31, 2006. Kyle L. Tingle, CPA, LLC ("Tingle") audited the financial statements for our fiscal year ended December 31, 2005.

AUDIT FEES

         Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements, as well as services that are normally provided in connection with statutory and regulatory filings. The total fees billed by Tingle for the fiscal year ended December 31, 2005 was $3,500 and the total fees expected to be billed by Carver for the fiscal year ended December 31, 2006 for audit and quarterly review services is $52,600. We also incurred $26,100 for the review of filings made in connection with the Acquisition transaction.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2005 and 2006.

TAX FEES

         There were no fees billed for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2005 and 2006.

ALL OTHER FEES

         There were no fees billed for other services for the fiscal years ended December 31, 2005 and 2006.

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


                                         TOWER TECH HOLDINGS INC.



Date:  April 2, 2007                     By:  /s/ RAYMOND L. BRICKNER III
                                            ------------------------------------
                                            Raymond L. Brickner III
                                            President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                          DATE

/s/ RAYMOND L. BRICKNER III              President and Director (Principal Executive
---------------------------------        Officer)                                       April 2, 2007
Raymond L. Brickner III


/s/ D. RANDALL BRUMBELOW                 Chief Financial Officer (Principal Financial
---------------------------------        and Accounting Officer)                        April 2, 2007
D. Randall Brumbelow


/s/ DANIEL P. WERGIN
---------------------------------        Vice President and Director                    April 2, 2007
Daniel P. Wergin



---------------------------------        Secretary, General Counsel and Director
Terence P. Fox


/s/ CHRISTOPHER C. ALLIE
---------------------------------        Director                                       April 2, 2007
Christopher C. Allie

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY



                                    CONTENTS

                                                                            PAGE

REPORT OF INDEPENDENT REGISTERED
 PUBLIC ACCOUNTING FIRM                                                      F-2

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of December 31, 2006 and 2005            F-3

     Consolidated Statements of Operations - Two Years ended
     December 31, 2006                                                       F-4

     Consolidated Statements of Shareholders' Deficit - Two Years
     ended December 31, 2006                                                 F-5

     Consolidated Statements of Cash Flows - Two Years ended
     December 31, 2006                                                       F-6

     Notes to Consolidated Financial Statements                              F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Shareholders of Tower Tech Holdings Inc.

We have audited the accompanying consolidated balance sheets of Tower Tech Holdings Inc. and its subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tower Tech Holdings Inc. and its subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Carver Moquist & O'Connor, LLC


Plymouth, Minnesota
March 30, 2007

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                           December 31, 2006 and 2005

                                                                                         2006              2005
       ASSETS

Current assets:
   Cash                                                                         $       125,409    $       166,023
   Accounts receivable                                                                  160,351            179,842
   Inventories                                                                          288,291            283,428
   Prepaid expenses                                                                      14,195              8,362
                                                                                ----------------   ----------------
Total current assets                                                                    588,246            637,655
                                                                                ----------------   ----------------
Property and equipment:
   Machinery and equipment                                                            3,045,291          2,640,188
   Office equipment                                                                      32,276             30,584
   Leasehold improvements                                                               356,434            314,759
                                                                                ----------------   ----------------

                                                                                      3,434,001          2,985,531
   Less accumulated depreciation and amortization                                      (635,218)          (309,614)
                                                                                ----------------   ----------------
Net property and equipment                                                            2,798,783          2,675,917
                                                                                ----------------   ----------------
Other assets:
   Bond issuance fees, net of amortization of $2,091 and $418, respectively              14,640             16,313
   Accounts receivable - retainage                                                      492,945                  -
                                                                                ----------------   ----------------
Total other assets                                                                      507,585             16,313
                                                                                ----------------   ----------------
       TOTAL ASSETS                                                             $     3,894,614    $     3,329,885
                                                                                ================   ================
       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Notes payable - bank                                                         $       588,346    $       440,000
   Notes payable - related party                                                      4,376,816          3,356,625
   Current maturities of long-term debt                                                  97,000             98,000
   Accounts payable                                                                     891,797            882,427
   Accounts payable - related party                                                     725,257            286,872
   Accrued liabilities                                                                1,531,865            585,174
   Customer deposits                                                                    190,635            208,866
                                                                                ----------------   ----------------
Total current liabilities                                                             8,401,716          5,857,964

Long-term debt, less current maturities                                                 806,536            896,827
                                                                                ----------------   ----------------
Total liabilities                                                                     9,208,252          6,754,791
                                                                                ----------------   ----------------
Commitments and contingencies

Shareholders' deficit:
   Common stock, $.001 par value:
     100,000,000 shares authorized;
     35,235,500 and 22,750,000 shares issued and outstanding, respectively               35,236             22,750
   Additional paid-in capital                                                         1,260,992            427,727
   Accumulated deficit                                                               (6,609,866)        (3,875,383)
                                                                                ----------------   ----------------
Total shareholders' deficit                                                          (5,313,638)        (3,424,906)
                                                                                ----------------   ----------------
       TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                              $     3,894,614    $     3,329,885
                                                                                ================   ================

        The accompanying notes are an integral part of these consolidated financial statements.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2006 and 2005

                                                                                   2006               2005
Net sales                                                                       $    4,022,854     $    1,966,974

Cost of sales                                                                        4,516,593          4,009,338
                                                                                ---------------    ---------------
Gross loss                                                                            (493,739)        (2,042,364)
                                                                                ---------------    ---------------
Merger transaction costs                                                               250,025                  -
Product development                                                                     42,744             62,732
Selling, general and administrative expenses                                         1,534,019            782,357
                                                                                ---------------    ---------------
Total operating expenses                                                             1,826,788            845,089
                                                                                ---------------    ---------------
Loss from operations                                                                (2,320,527)        (2,887,453)
                                                                                ---------------    ---------------
Other income (expense):
   Realized loss on foreign currency transactions                                       (3,083)           (13,276)
   Interest expense                                                                   (410,873)          (221,955)
                                                                                ---------------    ---------------
Other expense, net                                                                    (413,956)          (235,231)
                                                                                ---------------    ---------------
Net loss                                                                        $   (2,734,483)    $   (3,122,684)
                                                                                ===============    ===============
Net loss per common share
  (basic and diluted)                                                           $        (0.08)    $        (0.14)
                                                                                ===============    ===============
Weighted average shares outstanding:
   Basic and diluted                                                                33,771,768         22,750,000
                                                                                ===============    ===============





        The accompanying notes are an integral part of these consolidated financial statements.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                Consolidated Statements of Shareholders' Deficit
                 For the Years Ended December 31, 2006 and 2005


                                                         Common Stock
                                                 -----------------------------
                                                     Shares                      Additional
                                                  Issued and                       Paid-in        Accumulated
                                                  Outstanding        Amount        Capital          Deficit           Total
                                                  -----------        ------        -------          -------           -----

Balance, December 31, 2004                         22,750,000    $     22,750   $    219,727    $    (752,699)    $     (510,222)

   Contributed capital - management salaries                -               -        208,000                -            208,000
   Net loss                                                 -               -              -       (3,122,684)        (3,122,684)
                                                  -----------    ------------   -------------   --------------    ---------------

Balance, December 31, 2005                         22,750,000          22,750        427,727       (3,875,383)        (3,424,906)

   Recapitalization of shares issued by
      Blackfoot prior to merger                     9,750,000           9,750         (9,750)               -                  -
   Stock issued for merger transactions costs       2,500,000           2,500        247,500                -            250,000
   Stock issued for compensation                      235,500             236        353,015                -            353,251
   Contributed capital - management salaries                -               -        242,500                -            242,500
   Net loss                                                 -               -              -       (2,734,483)        (2,734,483)
                                                  -----------    ------------   -------------   --------------    ---------------

Balance, December 31, 2006                         35,235,500    $     35,236   $  1,260,992    $  (6,609,866)    $   (5,313,638)
                                                  ===========    ============   =============   ==============    ===============




        The accompanying notes are an integral part of these consolidated financial statements.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2006 and 2005

                                                                               2006                2005
Cash flows from operating activities:
   Net loss                                                             $   (2,734,483)     $   (3,122,684)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Depreciation                                                             325,604             244,113
      Amortization of bond issuance fees                                         1,673                 418
      Contributed services by shareholders                                     242,500             208,000
      Compensation expense related to
        restricted stock issuances                                             353,251                   -
      Stock issued for merger costs                                            250,000                   -
      Changes in operating assets and liabilities:
        Accounts receivable                                                     19,491            (179,842)
        Inventories                                                             (4,863)             48,959
        Prepaid expenses                                                        (5,833)             (8,362)
        Accounts receivable - retainage                                       (492,945)                  -
        Accounts payable                                                       (31,500)            520,753
        Accounts payable - related party                                       438,385             286,872
        Accrued liabilities                                                    946,691             532,974
        Customer deposits                                                      (18,231)            (65,714)
                                                                        ---------------     ---------------

Net cash used in operating activities                                         (710,260)         (1,534,513)
                                                                        ---------------     ---------------
Cash flows from investing activity:
   Purchases of property and equipment                                        (407,600)         (1,097,910)
                                                                        ---------------     ---------------
Cash flows from financing activities:
   Bank overdraft                                                                    -              (5,775)
   Increase in notes payable                                                 1,168,537           1,816,925
   Proceeds from long-term debt                                                      -           2,674,000
   Retirement of long-term debt                                                (91,291)         (1,679,173)
   Payment for bond issuance fees                                                    -              (7,531)
                                                                        ---------------     ---------------

Net cash provided by financing activities                                    1,077,246           2,798,446
                                                                        ---------------     ---------------
Net increase (decrease) in cash                                                (40,614)            166,023
Cash at beginning of period                                                    166,023                   -
                                                                        ---------------     ---------------

Cash at end of period                                                   $      125,409      $      166,023
                                                                        ===============     ===============
Supplemental cash flow information:
   Cash paid for interest                                               $      308,218      $      166,146

Non-cash investing and financing activities:
   Accounts payable incurred for the purchase of
     equipment                                                          $       40,870      $       58,488


        The accompanying notes are an integral part of these consolidated financial statements.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


NOTE 1 - Nature of business and summary of significant accounting policies

         ORGANIZATION

         Blackfoot Enterprises, Inc. ("Blackfoot") was incorporated under the laws of the State of Nevada on July 10, 1996. Blackfoot as a public company had no operations. On November 18, 2005, Blackfoot entered into a Share Exchange Agreement whereby it agreed to issue 25,250,000 shares of its common stock to acquire all of the outstanding shares of Tower Tech Systems, Inc. ("Tower Tech"), a private corporation incorporated under the laws of the State of Wisconsin. Tower Tech engineers and manufactures wind turbine extension towers in Manitowoc, Wisconsin.

         As part of the Share Exchange Agreement, immediately prior to the closing of the transaction on February 6, 2006, 2,500,000 restricted common shares were issued to a consultant for services provided in connection with this business combination transaction, which were valued at $250,000. These 2,500,000 shares were part of the 25,250,000 shares described above.

         Upon completion of the transaction on February 6, 2006, Tower Tech became a wholly-owned subsidiary of Blackfoot and Blackfoot changed its name to Tower Tech Holdings Inc. (the "Company"). Since this transaction resulted in the existing shareholders of Tower Tech acquiring control of Blackfoot, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of Blackfoot (a reverse acquisition with Tower Tech as the accounting acquirer).

         The operations of Tower Tech are the only continuing operations of the Company. In accounting for this transaction, Tower Tech was deemed to be the purchaser and parent company for financial reporting purposes. Accordingly, its net assets were included in the consolidated balance sheet at their historical value.

         The accompanying financial statements as of December 31, 2006 and 2005 present the historical financial information of Tower Tech. The outstanding common shares of Tower Tech at December 31, 2005 have been restated to reflect the shares issued upon reorganization. The accompanying financial statements as of December 31, 2006 present the historical financial information of Tower Tech for the year ended December 31, 2006 consolidated with Blackfoot from the date of reorganization (February 6, 2006) to December 31, 2006.

         BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Tower Tech. All significant intercompany accounts and transactions have been eliminated in consolidation.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


NOTE 1 - Nature of business and summary of significant accounting policies, continued

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

         Sales to two customers accounted for 97% and 99% of all revenues at December 31, 2006 and 2005, respectively.

         At December 31, 2006 and 2005, 78% and 99% of all outstanding accounts receivable were attributable to two customers.

         Management believes that receivables are fully collectible. While the ultimate result may differ, management believes that any write off not allowed for will not have a material impact on the Company's financial position.

         INVENTORIES

         Inventories are stated at the lower of cost or market. Market value encompasses consideration of all business factors including price, contract terms and usefulness.

         At December 31, 2006 and 2005, inventories consist primarily of work in process, which is valued based on an average cost method. For 2006 and 2005, all raw materials (primarily steel plate) were supplied by the customers.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


NOTE 1 - Nature of business and summary of significant accounting policies, continued

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

         Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets as follows:

               Machinery and equipment                5 to 10 years
               Office equipment                       3 to 7 years
               Leasehold improvements                 7 to 15 years

         Leasehold improvements are being amortized over the shorter of their useful lives or the lease term.

         BOND ISSUANCE FEES

         Bond issuance fees are recorded at cost and are being amortized on a straight-line basis over the ten year life of the bond. Annual expense for the next five years will be $1,673.

         LONG-LIVED ASSETS

         We periodically evaluate the carrying value of long-lived assets to be held and used, including but not limited to, capital assets and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

         ACCOUNTS RECEIVABLE - RETAINAGE

         As a part of the contract with one of the Company's customers, 15% of the total selling price is withheld for a specified warranty period up to seven years. The amount of retainage for this one customer was $492,945 and $0 for the years ended December 31, 2006 and 2005, respectively.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


NOTE 1 - Nature of business and summary of significant accounting policies, continued

         PRODUCT WARRANTY LIABILITY

         The Company warrants its products against certain defects based on contract terms. Generally, warranty periods are five years for workmanship and manufacturing defects and seven years for painting defects. The Company has recourse provisions for certain items that would enable recovery from third parties for amounts paid under the warranties. At December 31, 2006 and 2005, the Company's estimated product warranty liability based on historical activity was $51,000 and $23,800, respectively.

         INCOME TAXES

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial and tax bases of receivables, inventories, property and equipment and accrued liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and for tax credits that are available to offset future income taxes. Valuation allowances are established, if necessary, to reduce any deferred tax asset to the amount that will more likely than not be realized.

         In previous years, the Company had elected to be taxed as an S corporation under the provisions of the Internal Revenue Service and Wisconsin statutes. However, on February 7, 2006, the Company underwent a disqualifying event (the merger) and terminated its S corporation status.

         SEGMENT REPORTING

         The Company operates and manages the business under one reporting segment.

         ADVERTISING COSTS

         Advertising costs are expensed as incurred. Advertising costs amounted to $464 and $1,976 for the years ended December 31, 2006 and 2005, respectively.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


NOTE 1 - Nature of business and summary of significant accounting policies, continued

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

         RESEARCH AND DEVELOPMENT

         Research and development costs in the product development process are expensed as incurred. Assets that are acquired for research and development activities and have alternative future uses in addition to a current use are included in equipment and depreciated over the assets' estimated useful lives. Research and development costs consist primarily of contract engineering costs for outsourced design or development and equipment and material costs relating to all design and prototype development activities.

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

         COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the years ended December 31, 2006 and 2005, there were no adjustments to net loss to arrive at comprehensive loss.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


NOTE 1 - Nature of business and summary of significant accounting policies, continued

         EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company's financial statements. The new standard also contains guidance on "derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition". The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement but we believe the adoption of FIN 48 will not have an impact on our consolidated financial position or results of operations.

         In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"). This SAB addresses diversity in practice of quantifying financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. The SAB is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial position or results of operations.

         In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS ("SFAS No. 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.

NOTE 2 - Liquidity And Capital Resources

         At December 31, 2006, the Company had cash on hand of $125,409, working capital deficiency of $7,813,470, negative cash flows from operations of $710,260, net loss of $2,734,483, cumulative losses of $6,609,866, and a total shareholders' deficit of $5,313,638. The Company is continuing its efforts to improve the overall financial condition and results, including increasing sales, improving gross margins and obtaining additional financing. On March 1, 2007, and as further discussed in Note 13, the Company completed a private placement for shares of its restricted common stock totaling $15,400,000.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005

NOTE 3 - Development stage operations

         Through September 30, 2006, the Company was considered a development stage enterprise in accordance with Statement of Financial Accounting Standards, (SFAS) No. 7, ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES". During the fourth quarter of 2006, the Company gained manufacturing efficiency, secured a backlog of orders and generated significant revenues. Accordingly, as of December 31, 2006, the Company no longer considers itself to be in the developmental stage.

NOTE 4 - Inventories

         Inventories  at  December  31,  2006 and  2005  consisted  entirely  of work-in-process totaling $288,291 and $283,428, respectively. At December 31, 2005, the work-in-process had been adjusted to the lower of market value versus cost.

NOTE 5 - Notes payable

         Notes payable at December 31, 2006 and 2005 consisted of the following:

                                                                              2006              2005
         THIRD PARTY
           Prime plus 1% (9.25% at December 31, 2006) note,
           due April 14, 2007                                           $     100,000     $     100,000

           Prime plus 1% note, due January 15, 2006                                 -            90,000

           Prime note, due April 21, 2007                                           -           250,000

           Prime plus 2.5% (10.75% at December 31, 2006)
           note, due April 30, 2007                                           428,346                 -

           Prime rate (8.25% at December 31, 2006) note,
           due May 2, 2007                                                     60,000                 -
                                                                        -------------     -------------
             Total third party notes payable                            $     588,346     $     440,000
                                                                        =============     =============
           RELATED PARTY
           5% notes, due on demand, unsecured                           $     665,500     $     266,000

           Shareholder notes at a fixed rate of 8%, due
           on demand, unsecured                                             3,711,316         3,090,625
                                                                        -------------     -------------
             Total related party notes payable                          $   4,376,816     $   3,356,625
                                                                        =============     =============
           Weighted average interest rate at December 31                       7.86%             8.36%
                                                                               =====             =====

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


NOTE 6 - Accrued liabilities

         Accrued liabilities at December 31, 2006 and 2005 consisted of the following:

                                                      2006             2005

         Accrued payroll and related taxes       $    637,955     $    169,273
         Accrued rent                                 558,479          210,225
         Accrued interest                             213,530          110,876
         Other                                        121,901           94,800
                                                 ------------     ------------
                                                 $  1,531,865     $    585,174
                                                 ============     ============

NOTE 7 - Long-term debt

                                                                                     2006             2005
             Prime plus .5% (8.75% at December 31, 2006), due in monthly installments of $8,710 including interest, due September 15,
             2012, secured by substantially all assets of the Company and
             personal guarantees of the shareholders                            $    509,972     $    569,621

             6.796% note, due in monthly installments of $4,982 including interest, due September 1, 2015, secured by substantially all
             assets of the Company and personal guarantees of the shareholders       393,564          425,206
                                                                                -------------    -------------
             Total long-term debt                                                    903,536          994,827
             Less current maturities                                                 (97,000)         (98,000)
                                                                                -------------    -------------
             Total long-term debt, less current maturities                      $    806,536     $    896,827
                                                                                =============    =============

         Maturities of long-term debt for each of the five years following December 31, 2006 are as follows:

                       Year ending
                       December 31,
                       ------------

                           2007                       $    97,000
                           2008                           105,000
                           2009                           114,000
                           2010                           123,000
                           2011                           134,000
                        Thereafter                        330,536
                                                      -----------

                                                      $   903,536
                                                      ===========

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


NOTE 8 - Shareholders' equity (deficit)

         During the year ended December 31, 2006, the Company issued 235,500 shares of restricted common stock to various employees valued at $1.50 per share for a total compensation expense of $353,251.

NOTE 9 - Income taxes

         The provisions for income taxes for the years ended December 31, 2006 and 2005 are as follows:

                                                            2006             2005
         Current:
           Federal                                      $          -     $          -
           State                                                   -                -
         Deferred                                           (436,000)               -
                                                        -------------    ------------
                                                            (436,000)               -
         Increase in deferred tax valuation allowance        436,000                -
                                                        -------------    ------------
         Total income tax provision                     $          -     $          -
                                                        =============    ============

         Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows at December 31:

                                                            2006             2005
         Deferred tax assets:
           Net operating loss carry forwards            $    653,000     $          -
           Reserves and accruals                             244,000                -
                                                        -------------    ------------
                                                             897,000
         Deferred tax liabilities:
           Depreciation and amortization                     461,000                -
                                                        -------------    ------------
         Net deferred tax assets                             436,000                -

         Valuation allowance                                (436,000)               -
                                                        -------------    ------------
                                                        $          -     $          -
                                                        =============    ============


                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


NOTE 9 - Income taxes, continued

         Income tax expense differs from the amount of income tax determined by applying statutory rates to pre-tax income. The difference is primarily due to certain expenses which are permanently nondeductible on the Company's tax returns and the amounts reported on the pre-merger stub period tax returns.

         The above calculation includes net operating losses of approximately $1,633,000 which will expire December 31, 2026.

         CHANGE IN TAX STATUS

         Effective with the merger discussed in Note 1, the Company terminated its subchapter S status and became a taxable C-corporation entity. Prior to the merger on February 6, 2006, no provision was made for income taxes in 2005 because the losses were included in the personal tax returns of the Company's shareholders.

NOTE 10 - Operating lease

         On January 1, 2005, the Company entered into an agreement to lease its facilities from City Centre, LLC, a corporation controlled by one of the Company's shareholders under an operating lease. The lease calls for monthly rent of $33,320 and expires on December 31, 2009. The lease also grants the Company five options to renew the lease for an additional five years beginning at the end of the lease period just ended. In addition, the lease includes contingent payments based on whether the level of production exceeds certain amounts of wind turbine extension towers. No contingent payments were required to be made in 2006 and 2005.

         Following is a schedule by years of future minimum rental payments required under the lease as of December 31, 2006:

                     Year ending
                     December 31,
                     ------------

                         2007                         $         399,838
                         2008                                   399,838
                         2009                                   399,838
                                                      -----------------
                     Total minimum required payments  $       1,199,514
                                                      =================

         Related party rent expense for the years ended December 31, 2006 and 2005 was $399,838 and $343,874, respectively.

         Accrued rent payable to City Centre, LLC (related party) totaled $558,479 and $210,225 at December 31, 2006 and 2005, respectively, and is included in accrued liabilities.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


NOTE 11 - Related party transactions

         The Company subcontracts a portion of its labor from RBA, Inc., a corporation controlled by one of the Company's shareholders. The Company's billings from RBA, Inc. for the years ended December 31, 2006 and 2005 were $80,660 and $653,538, respectively, for contracted labor, equipment set up, and general maintenance. At December 31, 2006 and 2005, $419,408 and $286,872 was owed to RBA, Inc. and was included in accounts payable - related party, respectively.

         Interest expense of $287,309 and $100,720 was incurred on shareholder and related party notes during the years ended December 31, 2006 and 2005, respectively, and $196,854 and $96,234 was included in accrued liabilities at December 31, 2006 and 2005, respectively.

         During the years ended December 31, 2006 and 2005, the Company's shareholders provided managerial services to the Company without charge. The Company determined the fair value of these services to be $242,500 and $208,000, respectively. These amounts were recorded as selling, general and administrative expense and contributed capital.

         One of the Company's shareholders purchased equipment and provided repair work in the amount of $156,461 during the year ended December 31, 2006. That amount is included in fixed assets and remains in accounts payable - related party at December 31, 2006.

NOTE 12 - Contingencies

         As of December 31, 2005, the Company had a dispute with a vendor over service billings related to contracted tower work totaling $191,948. The Company's best estimate of the potential contingent liability was 50% of the total which was approximately $96,000 and had recorded this in accounts payable at December 31, 2005. In March 2007, the Company has resolved the disputed amounts with the vendor for $168,000. An additional $72,000 related to this settlement has been recorded in accounts payable and cost of sales at December 31, 2006.

         As of December 31, 2006, the Company had disputes over charges related to contracted tower work from one customer totaling $141,879. The Company is in disagreement over these charges with the customer and does not believe it owes the stated amounts. As of March 2007, the Company has not resolved these matters and it is more likely than not that the Company will pay some amount to settle these liabilities. The Company's best estimate of this potential contingent liability is 50% of the total, which is approximately $71,000 and has recorded this in accrued liabilities at December 31, 2006.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


NOTE 12 - Contingencies, continued

         The Company is also subject to legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the financial statements.

NOTE 13 - Subsequent events

         On March 1, 2007, the Company completed a private placement of 10,266,667 shares of its restricted common stock at a $1.50 per share totaling $15,400,000 to two accredited investors, Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. The investors received 8,213,334 and 2,053,333 shares with a purchase price of $12,320,001 and $3,079,999, respectively.

         A portion of these proceeds totaling $3,814,751 were used to extinguish all short-term third party notes and a portion of related party notes payable. The remaining related party notes payable were extinguished with the issuance of 722,297 shares of restricted common stock at $1.50 per share as repayment of $1,083,447 of debt owed to its directors and officers. Additionally, all long-term debt totaling $509,972 was paid off with the exception of the long-term note owed to Wisconsin Business Development Finance Corporation ($393,564 at December 31, 2006).

         The remaining proceeds of approximately $11,000,000 will be used to purchase equipment, provide working capital and for general corporate purposes.

         In conjunction with the private placement, an additional 1,500,000 shares of common stock were issued to Integritas, Inc. for 1) reimbursement of short term loans and advances totaling $408,000, 2) a finder's fee for their work in finding the two accredited investors for the private placement and 3) entering into a consulting service agreement that will provide on-going marketing services through December 31, 2008.