Form 10QSB
period 2007-03-31
TOWER TECH HOLDINGS INC.
filed 2007-05-15
CIK 1120370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

      101 SOUTH 16TH STREET, P.O. BOX 1957, MANITOWOC, WISCONSIN 54221-1957
                    (Address of principal executive offices)

                                 (920) 684-5531
                           (Issuer's telephone number)

            100 MARITIME DRIVE, SUITE 3C, MANITOWOC, WISCONSIN 54220
         (Former name, former address and former fiscal year, if changed since last report)

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
             As of May 11, 2007 - 47,724,464 shares of common stock


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                                           PAGE
                                                                          NUMBER

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets (unaudited) as of March 31,
            2007 and December 31, 2006                                        3

           Consolidated Statements of Operations (unaudited) for
           the three months ended March 31, 2007 and 2006                     4

           Consolidated Statements of Cash Flows (unaudited) for
           the three months ended March 31, 2007 and 2006                     5

           Notes to Consolidated Financial Statements (unaudited)             6

Item 2.    Management's Discussion and Analysis or Plan of Operations        12

Item 3.    Controls and Procedures                                           18


PART II.   OTHER INFORMATION                                                 19

Item 1.    Legal Proceedings                                                 19

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       19

Item 3.    Defaults Upon Senior Securities                                   19

Item 4.    Submission of Matters to a Vote of Security Holders               19

Item 5.    Other Information                                                 19

Item 6.    Exhibits                                                          19


SIGNATURES                                                                   21

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                                  (UNAUDITED)        (AUDITED)
                                                                                   MARCH 31,        DECEMBER 31,
                                                                                     2007               2006
       ASSETS
Current assets:
   Cash                                                                         $  10,267,620      $     125,409
   Accounts receivable, less allowance for doubtful accounts of $0                    866,706            160,351
   Related party receivable                                                            56,275                  -
   Inventories                                                                        381,834            288,291
   Prepaid expenses                                                                   237,529             14,195
                                                                                --------------     --------------

Total current assets                                                               11,809,964            588,246
                                                                                --------------     --------------
Property and equipment:
   Machinery and equipment                                                          4,022,164          3,045,291
   Office equipment                                                                    38,157             32,276
   Leasehold improvements                                                             365,310            356,434
                                                                                --------------     --------------

                                                                                    4,425,631          3,434,001
   Less accumulated depreciation and amortization                                    (743,985)          (635,218)
                                                                                --------------     --------------

Net property and equipment                                                          3,681,646          2,798,783
                                                                                --------------     --------------
Other assets:
   Restricted cash                                                                    500,000                  -
   Bond issuance fees, net of amortization of $2,187                                    3,244             14,640
   and $2,091, respectively
   Accounts receivable - retainage                                                          -            492,945
                                                                                --------------     --------------

Total other assets                                                                    503,244            507,585
                                                                                --------------     --------------

       TOTAL ASSETS                                                             $  15,994,854      $   3,894,614
                                                                                ==============     ==============
       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable - bank                                                         $           -      $     588,346
   Notes payable - related party                                                            -          4,376,816
   Current maturities of long-term debt                                                36,000             97,000
   Accounts payable                                                                   867,844            891,797
   Accounts payable - related party                                                   474,099            725,257
   Accrued liabilities                                                                724,946          1,531,865
   Customer deposits                                                                1,430,382            190,635
                                                                                --------------     --------------
Total current liabilities                                                           3,533,271          8,401,716

Long-term debt, less current maturities                                               351,209            806,536
                                                                                --------------     --------------

Total liabilities                                                                   3,884,480          9,208,252
                                                                                --------------     --------------
Commitments and contingencies

Shareholders' equity (deficit):
   Common stock, $.001 par value:
     100,000,000 shares authorized;
     47,724,464 and 35,235,500 shares issued and outstanding, respectively             47,724             35,236
   Additional paid-in capital                                                      18,491,338          1,260,992
   Accumulated deficit                                                             (6,428,688)        (6,609,866)
                                                                                --------------     --------------

Total shareholders' equity (deficit)                                               12,110,374         (5,313,638)
                                                                                --------------     --------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                     $  15,994,854      $   3,894,614
                                                                                ==============     ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                ---------------------------------
                                                                                   MARCH 31,         MARCH 31,
                                                                                     2007              2006
Net sales                                                                       $   2,218,652      $     590,731

Cost of sales                                                                       1,521,994          1,097,640
                                                                                --------------     --------------
Gross profit (loss)                                                                   696,658           (506,909)

Product development                                                                     2,063             17,078
Selling, general and administrative expenses                                          458,219            272,061
Merger transaction costs                                                                    -            250,000
                                                                                --------------     --------------

Total operating expenses                                                              460,282            539,139
                                                                                --------------     --------------

Income (loss) from operations                                                         236,376         (1,046,048)
                                                                                --------------     --------------
Other income (expense):
   Realized loss on foreign currency transactions                                           -             (3,083)
   Interest income                                                                     42,370                  -
   Interest expense                                                                   (97,568)           (97,221)
                                                                                --------------     --------------

Other expense, net                                                                    (55,198)          (100,304)
                                                                                --------------     --------------

Income (loss) before income taxes                                                     181,178         (1,146,352)

Provision for income taxes                                                                  -                  -

Net income (loss)                                                               $     181,178      $  (1,146,352)
                                                                                ==============     ==============
Net income (loss) per common share (basic)                                      $        0.00      $       (0.04)
                                                                                ==============     ==============
Net income (loss) per common share (diluted)                                    $        0.00      $       (0.04)
                                                                                ==============     ==============
Weighted average shares outstanding:
   Basic                                                                           39,398,488         29,963,889
                                                                                ==============     ==============
   Diluted                                                                         39,398,488         29,963,889
                                                                                ==============     ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                ---------------------------------
                                                                                   MARCH 31,         MARCH 31,
                                                                                     2007              2006
Cash flows from operating activities:
   Net income (loss)                                                            $     181,178      $  (1,146,352)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
      Depreciation                                                                    108,767             76,529
      Amortization of bond issuance fees                                                   96                419
      Amortization of marketing fees                                                   30,000                  -
      Contributed services by shareholders                                                  -             86,500
      Stock issued for merger costs                                                         -            250,000
      Changes in operating assets and liabilities:
        Accounts receivable                                                          (706,355)           113,913
        Inventories                                                                   (93,543)           283,428
        Prepaid expenses                                                              (13,334)             6,929
        Accounts receivable - retainage                                               492,945                  -
        Accounts payable                                                              (23,953)           106,783
        Accounts payable - related party                                             (101,771)                 -
        Accrued liabilities                                                          (806,919)           129,459
        Customer deposits                                                           1,239,747           (208,866)
                                                                                --------------     --------------

Net cash provided by (used in) operating activities                                   306,858           (301,258)
                                                                                --------------     --------------
Cash flows from investing activity:
   Purchases of property and equipment                                               (991,631)            (6,489)
   Increase in related party receivable                                               (56,275)                 -
   Increase in restricted cash                                                       (500,000)                 -
                                                                                --------------     --------------

Net cash used in investing activities                                              (1,547,906)            (6,489)
                                                                                --------------     --------------
Cash flows from financing activities:
   Increase (decrease) in notes payable                                            (3,511,715)           159,728
   Retirement of long-term debt                                                      (516,327)           (11,559)
   Proceeds from the issuance of common stock                                      15,400,001                  -
   Refund of bond issuance fees                                                        11,300                  -
                                                                                --------------     --------------

Net cash provided by financing activities                                          11,383,259            148,169
                                                                                --------------     --------------

Net increase (decrease) in cash                                                    10,142,211           (159,578)
Cash at beginning of period                                                           125,409            166,023
                                                                                --------------     --------------

Cash at end of period                                                           $  10,267,620      $       6,445
                                                                                ==============     ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                             March 31, 2007 and 2006


NOTE 1 - Basis of presentation

         The accompanying unaudited consolidated financial information has been prepared by Tower Tech Holdings Inc. and Subsidiary (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The December 31, 2006 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE 2 - Organization

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

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                             March 31, 2007 and 2006


NOTE 2 - Organization, continued

         The operations of Tower Tech are the only continuing operations of the Company. In accounting for this transaction, Tower Tech was deemed to be the purchaser and parent company for financial reporting purposes. Accordingly, its net assets were included in the consolidated balance sheet at their historical value.

 NOTE 3 - Revenue recognition

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

         In lieu of customer retainages, the Company has set aside and recorded $500,000 as restricted cash in the accompanying financial statements.

NOTE 4 - Earnings per share computation

         The Company follows SFAS No. 128, "EARNINGS PER SHARE" ("EPS"), which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based only on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Potential common shares that have an anti-dilutive effect are excluded from diluted earnings per share.

         The income/(loss) per common share for the three months ended March 31, 2007 and 2006 is based on 39,398,488 and 29,963,889 weighted average shares outstanding during the respective periods. As of March 31, 2007 and 2006, the Company had no potential dilutive common shares.

NOTE 5 - Related party receivable

         During the repayment of the related party debt which was outstanding from December 31, 2006, the Company overpaid the amount of accrued interest that was due. At March 31, 2007, the Company was due $56,275 from these related parties.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                             March 31, 2007 and 2006


NOTE 6 - Notes payable

         Notes payable at March 31, 2007 and December 31, 2006 consisted of the following:

                                                                          March 31,           December 31,
                                                                            2007                  2006
                                                                            ----                  ----
         THIRD PARTY
           Prime plus 1% (9.25% at March 9, 2007) note,
             repaid in March 2007                                    $              -      $        100,000

           Prime plus 2.5% (10.75% at March 9, 2007) note,
             repaid in March 2007                                                   -               428,346

           Prime rate (8.25% at March 9, 2007) note,
             repaid in March 2007                                                   -                60,000
                                                                     -----------------     -----------------

               Total third party notes payable                       $              -      $        588,346
                                                                     =================     =================

         RELATED PARTY
           5% notes, due on demand, unsecured,
             repaid in March 2007                                    $              -      $        665,500

           Shareholder notes at a fixed rate of 8%, due
             on demand, unsecured, repaid and a portion
             converted to common shares in March 2007                               -             3,711,316
                                                                     -----------------     -----------------

               Total related party notes payable                     $              -      $      4,376,816
                                                                     =================     =================

NOTE 7 - Accrued liabilities

         Accrued liabilities at March 31, 2007 and December 31, 2006 consisted of the following:

                                                                          March 31,           December 31,
                                                                            2007                  2006
                                                                            ----                  ----
         Accrued payroll and related taxes                           $        195,518      $        637,955
         Accrued rent - related party                                         408,519               558,479
         Accrued interest                                                       2,181               213,530
         Other                                                                118,728               121,901
                                                                     -----------------     -----------------

                                                                     $        724,946      $      1,531,865
                                                                     =================     =================

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                             March 31, 2007 and 2006


NOTE 8 - Long-term debt

         Long-term debt consisted of the following:

                                                                          March 31,           December 31,
                                                                            2007                  2006
                                                                            ----                  ----
           WISCONSIN BUSINESS DEVELOPMENT FINANCE CORPORATION
             6.796% note, due in monthly installments of $4,982
               including interest, due September 1, 2015, secured
               by substantially all assets of the Company and
               personal guarantees of the shareholders               $        387,209      $        393,564

           ASSOCIATED BANK
             Prime plus .5% (8.75% at March 9, 2007) note,
               repaid in March 2007                                                 -               509,972
                                                                     -----------------     -----------------

           Total long-term debt                                               387,209               903,536
           Less current maturities                                            (36,000)              (97,000)
                                                                     ------------------    ------------------

           Total long-term debt, less current maturities             $        351,209      $        806,536
                                                                     =================     =================


         Maturities of long-term debt for each of the years following December 31, 2006 are as follows:

                     YEAR ENDING
                     DECEMBER 31,

                         2007                    $          36,000
                         2008                               39,000
                         2009                               42,000
                         2010                               45,000
                         2011                               48,000
                      Thereafter                           177,209
                                                 -----------------

                                                 $         387,209
                                                 =================

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                             March 31, 2007 and 2006


NOTE 9 - Shareholders' equity

         On March 1, 2007, the Company completed a private placement of 10,266,667 shares of its unregistered common stock at a $1.50 per share totaling $15,400,000 to two accredited investors, Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. The investors received 8,213,334 and 2,053,333 shares with a purchase price of $12,320,001 and $3,079,999, respectively.

         A portion of these proceeds totaling $3,814,751 were used to extinguish all third party notes and a portion of related party notes payable. The remaining related party notes payable were extinguished with the issuance of 722,297 shares of unregistered common stock at $1.50 per share as repayment of $1,083,447 of debt owed to its directors and officers. Additionally, all long-term debt totaling $509,972 was paid off with the exception of the long-term note owed to Wisconsin Business Development Finance Corporation.

         The remaining proceeds of approximately $11,000,000 will be used to purchase equipment, provide working capital and for general corporate purposes.

         In conjunction with the private placement, an additional 1,500,000 shares of common stock were issued to Integritas, Inc. for reimbursement of short term loans and advances totaling $408,000, for transaction fees associated with this private placement and for entering into a consulting service agreement that will provide on-going marketing services through December 31, 2008.

NOTE 10 - Related party transactions

         The Company subcontracts some of its labor from RBA, Inc., a corporation controlled by one of the Company's shareholders, to cover personnel shortages as needed. The Company's billings from RBA, Inc. for the three months ended March 31, 2007 and 2006 were $24,354 and $33,670, respectively, for contracted labor, equipment set up, and general maintenance. At March 31, 2007 and December 31, 2006, $474,099 and $419,408 was owed to RBA, Inc. and was included in accounts payable
         - related party, respectively.

         Interest expense of $69,231 and $64,727 was incurred on shareholder and related party notes during the three months ended March 31, 2007 and 2006, respectively, and $0 and $196,854 was included in accrued liabilities at March 31, 2007 and December 31, 2006, respectively.

         Rent is also payable to a related party. Rent expense for the three months ended March 31, 2007 and 2006 was $99,959 and $99,959, respectively. Amounts outstanding and included in accrued liabilities at March 31, 2007 and December 31, 2006 are $408,519 and $558,479,
         respectively.

                     TOWER TECH HOLDINGS INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                             March 31, 2007 and 2006


NOTE 11 - Contingencies

         As of March 31, 2007, the Company continued to have a dispute over service billings related to contracted tower work from one vendor totaling $141,879. The Company is in disagreement over these billings with the vendor and does not believe they owe the stated amounts. The Company has not resolved these matters and it is more likely than not that the Company will pay some amount to settle these liabilities. The Company's best estimate of this potential contingent liability is 50% of the total which is approximately $71,000 and has recorded this amount in accrued liabilities at March 31, 2007 and December 31, 2006.

         The Company is also subject to legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the financial statements.

NOTE 12 - Effect of recently issued accounting standards

         In July 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company's financial statements. The new standard also contains guidance on "derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition." The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS ("SFAS No. 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.

         In February 2007, the FASB issued Statement of Financial Accounting Standards Statement No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS No. 159 will not have a material impact on our consolidated financial position or results of operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

         We followed up those plant improvements with a production contract with an affiliate of Gamesa Eolica, one of the largest wind tower integrators in the industry. We received an order for 32 towers, similar in size to the towers we produced for Vestas, and quickly increased the order by two additional towers. We began production of the order in July 2006 on a labor-only basis. Before completing the order in February 2007, Gamesa had increased that order by another two towers. During the period, Tower Tech achieved a contract production rate of 100 towers per year.

         As of December 31, 2006, we no longer consider the Company to be in the development stage. During 2006, we gained manufacturing efficiency and secured a backlog of orders in the fourth quarter. The company did become profitable in this first quarter of 2007. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not necessarily indicative of our future operating results. As of March 31, 2007, our accumulated deficit was $6,428,688.

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

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of Tower Tech's financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management reviews its estimates on an on going basis. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While Tower Tech's significant accounting policies are described in more detail in Note 1 to its financial statements included in the December 31, 2006 Form 10-KSB, management believes the following accounting policies to be critical to the judgments and estimates used in the preparation of its financial statements:

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company's financial statements. The new standard also contains guidance on "derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition." The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.

         In February 2007, the FASB issued Statement of Financial Accounting Standards Statement No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS No. 159 will not have a material impact on our consolidated financial position or results of operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

         REVENUES. For the quarter ended March 31, 2006, net sales were $590,731. Cost of sales during that period aggregated $1,097,640 and exceeded revenues due to start-up and ramp-up costs. During the first quarter 2006, the company was continuing a proving run effort that experienced operating inefficiencies that were resolved and corrected during that quarter. In comparison, we generated revenues of $2,218,652 for the quarter ended March 31, 2007, with cost of sales totaling $1,521,994. During 2007, we saw continued improvement in our production costs due to our improvement of manufacturing processes and ongoing training programs.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of contract engineering costs for outsourced design or development, equipment and material costs relating to all design and prototype development activities. For the quarter ended March 31, 2007, these expenses were $2,063, as compared to $17,078 for the comparable period in 2006. As Tower Tech moves into full production mode, these expenses will continue to decrease, but may be replaced with in-house engineering expenses.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $458,219 in 2007 from $272,061 in 2006. This increase is primarily the result of ramp-up activities in association with new customers, as well as legal and accounting expenses directly related to the costs of being a public company. In addition, we hired additional administrative employees from the same period in 2006.

         MERGER TRANSACTION COSTS. Merger transaction costs in the quarter ended March 31, 2006 consisted primarily of consulting services and direct expenses, such as legal and accounting fees and stock issuance costs, paid by Integritas, Inc. These services and expenses were directly related to the Blackfoot acquisition transaction in February 2006.

         OTHER INCOME (EXPENSE). Interest expense was $97,221 in 2006, compared to $97,568 in 2007. Due to our increased cash balance as a result of the private placement of our common stock on March 1, 2007, we gained $42,370 of interest income during the first quarter of 2007.

         NET INCOME (LOSS). Net income of $181,178 for the quarter ended March 31, 2007 compares to a net loss of $1,146,352 for the quarter ended March 31, 2006. The net income is largely a result of the increase in revenue and interest income and a significant decrease of the manufacturing ramp-up costs and merger transaction costs, which were somewhat offset by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception primarily through capital contributed by shareholders and borrowings from shareholders and from financial institutions with personal guarantees being provided by the shareholders.

         For the quarter ended March 31, 2007, net cash from financing activities of $11,383,259 was provided primarily by a private placement of our common stock in the amount of $15,400,000 offset by pay down of notes payable and long-term debt in the amount of $4,028,042. In comparison, cash of $148,169 was provided by financing activities in first quarter 2006, consisting primarily of borrowings from related parties and additional third-party debt.

         On December 31, 2005, each of Messrs. Allie, Fox, Wergin, and Brickner agreed to maintain a line of credit for the benefit of Tower Tech through December 31, 2006 in the following amounts indicated in the table below. Tower Tech drew down against the lines of credit and at December 31, 2005 and December 31, 2006, the amounts set forth in the table below were owed to these persons. Tower Tech paid interest at a fixed rate of 8% per annum. The line of credit agreements were amended as of April 1, 2006 to increase the amounts available as set forth below.

------------------------------------------------------------------------------------------------------------------------------
                                     AMOUNT                                         AMOUNT
                                 AVAILABLE PER             AMOUNT OWED           AVAILABLE PER                    AMOUNT OWED
                               12/31/05 LINE OF           TO LENDER AT           LINE OF CREDIT                  TO LENDER AT
                                    CREDIT                  12/31/05             AGREEMENTS AS                     12/31/06
       LENDER                     AGREEMENTS                                     AMENDED 4/1/06
------------------------------------------------------------------------------------------------------------------------------
Christopher C. Allie           $    775,000             $     712,533            $   1,500,000                 $     830,326
------------------------------------------------------------------------------------------------------------------------------
Terence P. Fox                 $  1,015,000             $   1,009,833            $   1,750,000                 $   1,131,882
------------------------------------------------------------------------------------------------------------------------------
Daniel P. Wergin               $    775,000             $     755,759            $   1,750,000                 $     908,108
------------------------------------------------------------------------------------------------------------------------------
Raymond L. Brickner III        $    650,000             $     612,500            $   1,750,000                 $     841,000
------------------------------------------------------------------------------------------------------------------------------

         At December 31, 2006, we had cash of $125,409 and a working capital deficiency of $7,813,470, as compared to cash of $10,267,620 and a working capital surplus of $8,276,693 at March 31, 2007. The increases in cash and working capital surplus were due primarily to the profit for the quarter and the proceeds from the private placement of common stock. Net cash provided by operations was $306,858 for the quarter ended March 31, 2007 versus cash of $301,258 used for the quarter ended March 31, 2006. The increase for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 was due mainly to the increase in revenue and the vastly improved gross profit.

         Cash used in investing activities totaled $1,547,906 for the three months ended March 31, 2007 as compared to cash used of $6,489 for the three months ended March 31, 2006. Purchases of property and equipment totaled $991,631 for the three months ended March 31, 2007 reflecting our investment in equipment to improve our efficiencies and capacity. The Company also had to set aside $500,000 in cash reserves to accommodate a new customer order during the three months ended March 31, 2007.

         On March 1, 2007, we entered into a securities purchase agreement with two accredited investors (the "Investors") pursuant to which we agreed to sell, and the Investors agreed to purchase 10,266,667 restricted shares of our common stock at $1.50 per share for a total investment of $15,400,000. Proceeds of the financing were used to reduce debt, and will be used to purchase equipment, and for working capital and general corporate purposes. We agreed to file a registration statement with the Securities and Exchange Commission in order to register the resale of the shares that were issued to the Investors, pursuant to the terms of a registration rights agreement dated March 1, 2007.

         In connection with the closing of the stock purchase described above, we paid most of our outstanding debt in the aggregate principal amount of $4,324,723 with the proceeds of the financing and issued 722,297 shares of common stock at $1.50 per share to our four officers, directors, and principal shareholders as repayment of $1,083,447 in loans. Accordingly, as a result of these payments, we have only one outstanding loan payable to Wisconsin Business Development Finance Corporation which had a principal amount of $387,209 at March 31, 2007. This loan requires monthly installments of $4,982 including interest, is due September 1, 2015, and is secured by substantially all our assets and personal guarantees of our principal shareholders.

PLAN OF OPERATION

         Management believes that as a result of the financing obtained in March 2007, we have sufficient funding to cover our operational and capital expenses through the end of the current fiscal year. We will remain focused on manufacturing and selling wind towers and monopiles to the wind energy industry over the balance of 2007. We will improve our manufacturing production process through the acquisition of additional efficiency-enhancing equipment as well as the implementation of throughput-enhancing production methodologies. To date, we have nearly doubled our production capacity from what it was at the close of 2005. We do not anticipate that we will hire a proportionate number of employees as we increase our plant capacity during 2007, since we intend to achieve productivity improvements with the addition of labor-saving equipment and significant process improvements.

         We have reduced the time it takes to manufacture a 4-section tower by more than 36 percent from early 2006. We intend to procure additional equipment to increase our capacity of manufacturing over the next 18-20 months. By late summer of 2007, we will also be fabricating items (internals) that are installed inside tower sections, and are currently in negotiations to purchase the necessary equipment.

         We, together with City Centre LLC, an entity that is indirectly owned by some of our officers, directors, and principal shareholders, have applied to become a "Port-of-Entry" in order to secure further improvements in efficiency and to make the plant more competitive in the future. "Port-of-Entry" status will not only allow the company to reduce its shipping and related costs, but will also create an additional revenue stream for the company, as we will be able to charge fees to others for ingress and egress. As of the date of this report, the U.S. Coast Guard has given its approval of the application. Final approval is subject to a final inspection by the U.S. Coast Guard, which is expected to take place in late spring. Additional revenue for the company is expected, since we also intend to begin purchasing steel rather than having it supplied by our customers as has been done in the past. Additionally, steel will be inventoried in an indoor storage area, reducing material handling costs.


OFF-BALANCE SHEET ARRANGEMENTS

         As of March 31, 2007, we did not have any off-balance sheet arrangements.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The registrant reported sales of unregistered equity securities on its current report on Form 8-K, filed March 5, 2007.

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

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                                    EXHIBIT
--------------------------------------------------------------------------------
   10.8         Promissory note to Choice Inc. dated October 21, 2005 (4)
--------------------------------------------------------------------------------
   10.9         Promissory note to City Centre LLC dated November 11, 2005 (4)
--------------------------------------------------------------------------------
   10.10        Promissory note to City Centre LLC dated December 30, 2005 (4)
--------------------------------------------------------------------------------
   10.11        Line of credit agreements with related parties (4)
--------------------------------------------------------------------------------
   10.12 Investment Agreement, dated as of June 27, 2006, by and between Tower Tech Holdings, Inc. and Dutchess Private Equities Fund, L.P. (5)
--------------------------------------------------------------------------------
   10.13 Registration Rights Agreement, dated as of June 27, 2006, by and between Tower Tech Holdings, Inc. and Dutchess Private Equities Fund, L.P. (5)
--------------------------------------------------------------------------------
   10.14        April 1, 2006 amended line of credit agreements with related parties (6)
--------------------------------------------------------------------------------
   10.15        Promissory note to City Centre LLC dated April 7, 2006 (6)
--------------------------------------------------------------------------------
   10.16 Employment Agreement with Raymond L. Brickner III dated February 26, 2007 (7)
--------------------------------------------------------------------------------
   10.17 Securities Purchase Agreement dated March 1, 2007 between Tower Tech Holdings Inc. and the Buyers named therein (7)
--------------------------------------------------------------------------------
   10.18        Registration Rights Agreement dated March 1, 2007 (7)
--------------------------------------------------------------------------------
   31.1         Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
   31.2         Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
--------------------------------------------------------------------------------
   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
--------------------------------------------------------------------------------
----------------------
(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed November 21, 2005.
(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB filed August 11, 2000.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed February 10, 2006.
(4) Incorporated by reference to the exhibits to the registrant's annual report for the fiscal year ended December 31, 2005.
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed June 30, 2006.
(6) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed August 14, 2006.
(7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed March 5, 2007.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TOWER TECH HOLDINGS INC.



May 14, 2007                             By: /s/ RAYMOND L. BRICKNER III
                                            ------------------------------------
                                              Raymond L. Brickner III
                                              President and acting Chief
                                              Executive Officer



May 14, 2007                             By: /s/ STEVEN A. HUNTINGTON
                                            ------------------------------------
                                              Steven A. Huntington
                                              Chief Financial Officer