Form 10QSB
period 2007-06-30
TOWER TECH HOLDINGS INC.
filed 2007-08-14
CIK 1120370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

0-31313
(Commission file number)

TOWER TECH HOLDINGS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0409160
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 South 16th Street, P.O. Box 1957, Manitowoc, Wisconsin 54221-1957
(Address of principal executive offices)

(920) 684-5531
(Issuer’s telephone number)

Not applicable
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [  ]   No   [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2007 – 47,724,464 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

		PAGE
		NUMBER
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets (unaudited) as of June 30,	3
	2007 and December 31, 2006

	Consolidated Statements of Operations (unaudited) for
	the three and six months ended June 30, 2007 and 2006	4

	Consolidated Statements of Cash Flows (unaudited) for the
	six months ended June 30, 2007 and 2006	5

	Notes to the Consolidated Financial Statements (unaudited)	6

Item 2	Management's Discussion and Analysis or Plan of Operations	12

Item 3	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Submission of Matters to a Vote of Security Holders	20

Item 5	Other Information	20

Item 6	Exhibits	20

SIGNATURES		22

TOWER TECH HOLDINGS INC. AND SUBSIDIARY

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30,	December 31,
ASSETS	2007	2006

Current assets:
Cash	$8,478,138	$125,409
Accounts receivable	1,943,925	160,351
Related party receivable	33,816	-
Inventories	378,993	288,291
Prepaid expenses	32,957	14,195
Other current assets	2,389	-

Total current assets	10,870,218	588,246

Property and equipment:
Machinery and equipment	5,848,757	3,045,291
Office equipment	49,173	32,276
Leasehold improvements	390,551	356,434

	6,288,481	3,434,001
Less accumulated depreciation and amortization	(833,044)	(635,218)

Net property and equipment	5,455,437	2,798,783

Other assets:
Restricted cash	500,000	-
Bond issuance fees, net of amortization of $2,282 and $2,091, respectively	3,149	14,640
Accounts receivable - retainage	-	492,945

Total other assets	503,149	507,585

TOTAL ASSETS	$16,828,804	$3,894,614

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Notes payable - bank	$-	$588,346
Notes payable - related party	-	4,376,816
Current maturities of long-term debt	36,000	97,000
Accounts payable	1,456,442	891,797
Accounts payable - related party	32,960	725,257
Accrued liabilities	518,725	1,531,865
Customer deposits	1,854,602	190,635

Total current liabilities	3,898,729	8,401,716

Long-term debt, less current maturities	340,593	806,536

Total liabilities	4,239,322	9,208,252

Commitments and contingencies

Shareholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized;
47,724,464 and 35,235,500 shares issued and outstanding, respectively	47,724	35,236
Additional paid-in capital	18,491,338	1,260,992
Accumulated deficit	(5,949,580)	(6,609,866)

Total shareholders' equity (deficit)	12,589,482	(5,313,638)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$16,828,804	$3,894,614

The accompanying notes are an integral part of these consolidated financial statements.

TOWER TECH HOLDINGS INC. AND SUBSIDIARY

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net sales	$2,643,095	$23,112	$4,861,747	$613,843

Cost of sales	1,527,501	492,098	3,049,495	1,589,738

Gross profit (loss)	1,115,594	(468,986)	1,812,252	(975,895)

Product development	-	9,858	2,063	26,936
Selling, general and administrative expenses	750,615	235,696	1,208,834	507,757
Merger transaction costs	-	-	-	250,000

Total operating expenses	750,615	245,554	1,210,897	784,693

Income (loss) from operations	364,979	(714,540)	601,355	(1,760,588)

Other income (expense):
Realized loss on foreign currency transactions	-	-	-	(3,083)
Interest income	120,108	-	162,478	-
Interest expense	(5,979)	(112,103)	(103,547)	(209,324)

Other income (expense), net	114,129	(112,103)	58,931	(212,407)

Income (loss) before income taxes	479,108	(826,643)	660,286	(1,972,995)

Provision for income taxes	-	-	-	-

Net income (loss)	$479,108	$(826,643)	$660,286	$(1,972,995)

Net income (loss) per common share (basic)	$0.01	$(0.02)	$0.02	$(0.06)

Net income (loss) per common share (diluted)	$0.01	$(0.02)	$0.02	$(0.06)

Weighted average shares outstanding:
Basic	47,724,464	35,000,000	43,584,476	32,495,856
Diluted	47,724,464	35,000,000	43,584,476	32,495,856

The accompanying notes are an integral part of these consolidated financial statements.

TOWER TECH HOLDINGS INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$660,286	$(1,972,995)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation	197,826	159,494
Amortization of bond issuance fees	191	837
Stock issued for marketing costs	240,000	-
Contributed services by shareholders	-	138,500
Stock issued for merger costs	-	250,000
Changes in operating assets and liabilities:
Accounts receivable	(1,783,574)	155,835
Inventories	(90,702)	217,576
Prepaid expenses	(18,762)	(29,001)
Accounts receivable - retainage	492,945	-
Other current assets	(2,389)	-
Accounts payable	(511,671)	25,400
Accounts payable - related party	(542,910)	-
Accrued liabilities	(1,013,140)	335,430
Customer deposits	1,663,967	(132,111)

Net cash used in operating activities	(707,933)	(851,035)

Cash flows from investing activity:
Purchases of property and equipment	(1,778,164)	(12,539)
Increase in related party receivable	(33,816)	-
Increase in restricted cash	(500,000)	-

Net cash used in investing activities	(2,311,980)	(12,539)

Cash flows from financing activities:
(Payments on) borrowings from notes payable	(3,511,715)	783,932
Principal payments on long-term debt	(526,943)	(19,444)
Proceeds from the issuance of common stock	15,400,000	-
Refund of bond issuance fees	11,300	-

Net cash provided by financing activities	11,372,642	764,488

Net increase (decrease) in cash	8,352,729	(99,086)
Cash at beginning of period	125,409	166,023

Cash at end of period	$8,478,138	$66,937

Non-cash disclosure information:
Common stock issued to partially repay related party notes	$1,453,447	$-
Common stock issued to Integritas for finders fee owed
related to the private placement offering	$1,490,613	$-

The accompanying notes are an integral part of these consolidated financial statements.

TOWER TECH HOLDINGS INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2007 and 2006

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial information has been prepared by Tower Tech Holdings Inc. and Subsidiary (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC).  Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The December 31, 2006 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Note 2 - Organization

Blackfoot Enterprises, Inc. (“Blackfoot”) was incorporated under the laws of the State of Nevada on July 10, 1996.

Blackfoot as a public company had no operations.  On November 18, 2005, Blackfoot entered into a Share Exchange Agreement whereby it agreed to issue 25,250,000 shares of its common stock to acquire all of the outstanding shares of Tower Tech Systems, Inc. (“Tower Tech”), a private corporation incorporated under the laws of the State of Wisconsin.  Tower Tech engineers and manufactures wind turbine extension towers in Manitowoc, Wisconsin.

As part of the Share Exchange Agreement, immediately prior to the closing of the transaction on February 6, 2006, 2,500,000 restricted common shares were issued to a consultant for services provided in connection with this business combination transaction, which were valued at $250,000.  These 2,500,000 shares were part of the 25,250,000 shares described above.

Upon completion of the transaction on February 6, 2006, Tower Tech became a wholly-owned subsidiary of Blackfoot and Blackfoot changed its name to Tower Tech Holdings Inc. (the “Company”).  Since this transaction resulted in the existing shareholders of Tower Tech acquiring control of Blackfoot, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of Blackfoot (a reverse acquisition with Tower Tech as the accounting acquirer).

TOWER TECH HOLDINGS INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2007 and 2006

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

Note 4 - Earnings per share computation

The Company follows SFAS No. 128, “Earnings Per Share” (“EPS”), which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based only on the weighted average number of common shares actually outstanding during the period.  Diluted EPS is computed based on the average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period.  Potential common shares that have an anti-dilutive effect are excluded from diluted earnings per share.

The net income (loss) per common share for the three months ended June 30, 2007 and 2006 is based on 47,724,464 and 35,000,000 weighted average shares outstanding during the respective periods.  As of June 30, 2007 and 2006, the Company had no potential dilutive common shares.

Note 5 - Related party receivable

During the repayment of related party debt, interest expense was overpaid, resulting in the Company recording a $33,816 receivable from a related party at June 30, 2007.  The Company received payment in full subsequent to the quarter end.

TOWER TECH HOLDINGS INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2007 and 2006

Note 6 - Notes payable

Notes payable at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2006	December 31, 2005
Third Party
Prime plus 1% (9.25% at March 2, 2007) note, repaid in March 2007	$-	$100,000
Prime plus 2.5% (10.75% at March 2, 2007) note, repaid in March 2007	-	428,346
Prime rate (8.25% at March 2, 2007) note, Repaid in March 2007	-	60,000

Total third party notes payable	$-	$588.346

Related Party
5% notes, due on demand, unsecured, repaid in March 2007	$-	$665,500
Shareholder notes at a fixed rate of 8%, due on demand, unsecured, repaid and a portion converted to common shares in March 2007	-	3,711,316

Total third party notes payable	$-	$4,376,816

Note 7 - Accrued liabilities

Accrued liabilities at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006

Accrued payroll and related taxes	$148,507	$637,955
Accrued rent - related party	241,920	558,479
Accrued interest	2,133	213,530
Other	126,165	121,901

	$518,725	$1,531,865

TOWER TECH HOLDINGS INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2007 and 2006

Note 8 - Long-term debt

Long-term debt consisted of the following:

	June 30, 2007	December 31, 2006

Wisconsin Business Development Finance Corporation
6.796% note, due in monthly installments of $4,982 including interest, due September 1, 2015, secured by substantially all assets of the Company and personal guarantees of the shareholders	$376,593	$393,564

Associated Bank
Prime plus .5% (8.75% at March 2, 2007) note, repaid in March 2007	-	509,972

Total long-term debt	376,593	903,536
Less current maturities	(36,000)	(97,000)

Total long-term debt, less current maturities	$340,593	$806,536

Maturities of long-term debt for each of the years following December 31, 2006 are as follows:

Year ending December 31,

2007	$36,000
2008	39,000
2009	42,000
2010	45,000
2011	48,000
Thereafter	166,593
$376,593

TOWER TECH HOLDINGS INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2007 and 2006

Note 9 - Shareholders’ equity

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

The remaining proceeds of approximately $11,000,000 has or will be used to purchase equipment, provide working capital and for general corporate purposes.

In conjunction with the private placement, an additional 1,500,000 shares of unregistered common stock at $1.50 per share were issued to Integritas, Inc. for reimbursement of short term loans and advances totaling $447,387, for a finder’s fee for their work in finding the two accredited investors for the private placement totaling $1,490,613 and for entering into a consulting service agreement that was to provide on-going marketing services through December 31, 2008 totaling $312,000.  The Company terminated this consulting service agreement with Integritas, Inc. during June 2007 and expensed the remainder of the agreement cost.

Note 10 - Related party transactions

The Company subcontracts some of its labor from RBA, Inc., a corporation controlled by one of the Company’s shareholders, to cover personnel shortages as needed.  The Company’s billings from RBA, Inc. for the six months ended June 30, 2007 and 2006 were $48,826 and $46,405, respectively for contracted labor, equipment set up, and general maintenance.  At June 30, 2007 and December 31, 2006, $32,960 and $419,408 was owed to RBA, Inc. and was included in accounts payable – related party, respectively.

Interest expense of $69,231 and $141,549 was incurred on shareholder and related party notes during the six months ended June 30, 2007 and 2006, respectively, and $0 and $196,854 was included in accrued liabilities at June 30, 2007 and December 31, 2006, respectively.

Rent is also payable to a related party.  Rent expense for the six months ended June 30, 2007 and 2006 was $199,919.  Amounts outstanding and included in accrued liabilities at June 30, 2007 and December 31, 2006 are $241,920 and $558,479, respectively.

TOWER TECH HOLDINGS INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2007 and 2006

Note 11 - Contingencies

As of June 30, 2007, the Company continued to have a dispute over service billings related to contracted tower work from one vendor totaling $141,879.  The Company is in disagreement over these billings with the vendor and does not believe they owe the stated amounts.  The Company has not resolved these matters and it is more likely than not that the Company will pay some amount to settle these liabilities.  The Company’s best estimate of this potential contingent liability is 50% of the total which is approximately $71,000 and has recorded this amount in accrued liabilities at June 30, 2007 and December 31, 2006.

The Company is also subject to legal proceedings in the normal course of business.  Management believes these proceedings will not have a material adverse effect on the financial statements.

Note 12 - Effect of recently issued accounting standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of this statement.  We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”).  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We believe the adoption of SFAS No. 159 will not have a material impact on our consolidated financial position or results of operations.

Item 2.          Management’s Discussion and Analysis or Plan of Operations

General

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

Effective February 6, 2006, an arrangement was completed between the company, then known as Blackfoot Enterprises, Inc. and Tower Tech Systems, Inc., a Wisconsin corporation (“Tower Tech”), whereby the shareholders of Tower Tech exchanged all of their common shares for 25,250,000 shares of Blackfoot common stock (the “Acquisition”).

Immediately following the Acquisition, the former shareholders of Tower Tech held approximately 72.1% of Blackfoot’s total issued and outstanding common shares.  Tower Tech was thereby deemed to be the acquiror and surviving company for accounting purposes.  Accordingly, the transaction has been accounted for as a reverse acquisition using the purchase method whereby the assets and liabilities of Blackfoot have been recorded at their fair market values and operating results have been included in the company’s financial statements from the effective date of purchase.  The net assets of Tower Tech are included in the balance sheet at their historical book values and its historical results of operations have been presented for the comparative prior period.

Tower Tech

We, through Tower Tech, engineer and manufacture wind turbine extension towers.  Tower Tech was incorporated in October 2003 and was inactive during 2003.  Development of the manufacturing process began in July 2004 after the acquisition and installation of necessary manufacturing equipment.  Operations prior to that time were devoted primarily to securing orders and purchasing capital assets.  In February 2005, we completed, for Clipper Windpower, our manufacturing of the largest wind tower in the country to specifications, which was erected in Wyoming.  Tower Tech entered into a tower production agreement in May 2005 with Vestas Towers Inc., pursuant to which Tower Tech supplied towers to Vestas that were completed throughout the remainder of 2005 and the first quarter of 2006.  The first purchase order under that agreement was a production run for Vestas that served as Tower Tech’s “proving run,” during which final adjustments were made to the capital and production plans.  Following the proving run, Tower Tech temporarily suspended production in February 2006 while it focused on capital raising, production line improvements, and contract and purchase order negotiations with current and future customers.

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

As of December 31, 2006, we no longer considered the Company to be in the development stage.  During 2006, we gained manufacturing efficiency and secured a backlog of orders in the fourth quarter.  The Company became profitable in the first quarter of 2007 and continued that trend with income of $479,108 for the three months ended June 30, 2007.  Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not necessarily indicative of our future operating results.  As of June 30, 2007, our accumulated deficit was $5,949,580.

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

Critical Accounting Policies

The discussion and analysis of Tower Tech’s financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  Management reviews its estimates on an ongoing basis.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  While Tower Tech’s significant accounting policies are described in more detail in Note 1 to its financial statements included in the December 31, 2006 Form 10-KSB, management believes the following accounting policies to be critical to the judgments and estimates used in the preparation of its financial statements:

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

Research and Development.  Research and development costs in the product development process are expensed as incurred.  Assets that are acquired for research and development activities and have alternative future uses in addition to a current use are included in equipment and depreciated over the assets’ estimated useful lives.  Research and development costs consist primarily of contract engineering costs for outsourced design or development, equipment and material costs relating to all design and prototype development activities.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of this statement.  We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”).  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We believe the adoption of SFAS No. 159 will not have a material impact on our consolidated financial position or results of operations.

Results of Operations – Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues.  For the quarter ended June 30, 2006, net sales were $23,112.  Cost of sales during that period aggregated $492,098 and exceeded revenues due to start-up and ramp-up costs.  During the majority of the second quarter 2006, the company had suspended operations as it focused on raising capital and making production line improvements.  In comparison, we generated revenues of $2,643,095 for the quarter ended June 30, 2007, with cost of sales totaling $1,527,501.  During 2007, we saw continued improvement in our production costs due to our improvement of manufacturing processes and ongoing training programs.

Product Development Expenses.  Product development expenses consist primarily of contract engineering costs for outsourced design or development, equipment and material costs relating to all design and prototype development activities.  For the quarter ended June 30, 2007, these expenses were $0, as compared to $9,858 for the comparable period in 2006.  Now that Tower Tech is in full production mode, these expenses will be replaced with in-house engineering expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $750,615 in 2007 from $235,696 in 2006.  This increase is primarily due to the termination of a marketing agreement in the amount of $210,000, increased head count for administration employees to keep up with our increasing sales volume which included the permanent hiring of a CFO, as well as increased legal and accounting expenses in 2007 directly related to the costs of being a public company.

Other Income (Expense).  Interest expense was $112,103 in 2006, compared to $5,979 in 2007.  The majority of the Company’s debt was paid off in March 2007 with the proceeds from the private placement offering.  Due to our increased cash balance as a result of the private placement of our common stock on March 1, 2007, we gained $120,108 of interest income during the second quarter of 2007 compared to $0 for the prior period.

Net Income (Loss).  Net income of $479,108 for the quarter ended June 30, 2007 compares to a net loss of $826,643 for the quarter ended June 30, 2006.  The net income is largely a result of significant increase in revenue and interest income and a significant decrease of the manufacturing ramp-up costs, which were somewhat offset by an increase in selling, general and administrative expenses and the write-off of the marketing agreement.

Results of Operations – Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues.  For the six months ended June 30, 2006, net sales were $613,843.  Cost of sales during that period aggregated $1,589,738 and exceeded revenues due to start-up and ramp-up costs.  During the majority of the second quarter 2006, the Company had suspended operations as it focused on raising capital and making production line improvements.  In comparison, we generated revenues of $4,861,747 for the six months ended June 30, 2007, with cost of sales totaling $3,049,495.  During 2007, we saw continued improvement in our production costs due to our improvement of manufacturing processes and ongoing training programs.  The Company was in full production mode during the six months ended June 30, 2007 as compared to limited production for the six months ended June 30, 2006.

Product Development Expenses.  Product development expenses consist primarily of contract engineering costs for outsourced design or development, equipment and material costs relating to all design and prototype development activities.  For the six months ended June 30, 2007, these expenses were $2,063, as compared to $26,936 for the comparable period in 2006.  Now that Tower Tech is in full production mode, these expenses will be replaced with in-house engineering expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $1,208,834 in 2007 from $507,757 in 2006.  This increase is primarily due to a marketing agreement in the amount of $240,000, which was terminated during the 2nd quarter 2007, as well as increased legal and accounting expenses in 2007 directly related to the costs of being a public company.  In addition, we hired additional administrative employees over the same period in 2006 to keep up with the demand of increased sales volume and productivity.

Other Income (Expense).  Interest expense was $209,324 in 2006, compared to $103,547 in 2007.  The majority of the Company’s debt was paid off in March 2007 with the proceeds from the private placement offering.  Due to our increased cash balance as a result of the private placement of our common stock on March 1, 2007, we gained $162,478 of interest income during the six months ended June 30, 2007, as compared to $0 for the prior period.

Net Income (Loss).  Net income of $660,286 for the six months ended June 30, 2007 compares to a net loss of $1,972,995 for the six months ended June 30, 2006.  The net income is largely a result of the increase in revenue and interest income and a significant decrease of the manufacturing ramp-up costs, which were somewhat offset by an increase in selling, general and administrative expenses and the write-off of the marketing agreement.

Liquidity and Capital Resources

Prior to the Company’s private placement offering on March 1, 2007, we had financed our operations primarily through capital contributed by shareholders and borrowings from shareholders and from financial institutions with personal guarantees being provided by the shareholders.

For the six months ended June 30, 2007, net cash from financing activities of $11,372,642 was provided primarily by a private placement of our common stock in the amount of $15,400,000 offset by pay down of notes payable and long-term debt in the amount of $4,038,658.  In comparison, cash of $764,488 was provided by financing activities in the first six months of 2006, consisting primarily of borrowings from related parties and additional third-party debt.

At December 31, 2006, we had cash of $125,409 and a working capital deficiency of $7,813,470, as compared to cash of $8,478,138 and a working capital surplus of $6,971,489 at June 30, 2007.  The increases in cash and working capital surplus were due primarily to the proceeds from the private placement of common stock.  Net cash used in operations was $707,933 for the six months ended June 30, 2007 versus cash of $851,035 used for the six months ended June 30, 2006.  During the six months ended June 30, 2007, the Company had income of $660,286 compared to a loss of $1,972,995 for the six months ended June 30, 2006.  With the significant increase in revenue during 2007, the Company saw a significant increase in operating capital needs for accounts receivable, and with the cash received from the private placement offering, significant payments were made against accounts payable and accrued liabilities.  In addition, customer deposits for future orders contributed $1,663,967 to cash provided by operations.

Cash used in investing activities totaled $2,311,980 for the six months ended June 30, 2007 as compared to cash used of $12,539 for the six months ended June 30, 2006.  Purchases of property and equipment totaled $1,778,164 for the six months ended June 30, 2007 reflecting our continued investment in equipment to improve our efficiencies and capacity.  The Company also had to set aside $500,000 in cash reserves to accommodate a new customer order during the six months ended June 30, 2007.

On March 1, 2007, we entered into a securities purchase agreement with two accredited investors (the “Investors”) pursuant to which we agreed to sell, and the Investors agreed to purchase 10,266,667 restricted shares of our common stock at $1.50 per share for a total investment of $15,400,000.  Proceeds of the financing were used to reduce debt, and will be used to purchase equipment, and for working capital and general corporate purposes.  We agreed to file a registration statement with the Securities and Exchange Commission in order to register the resale of the shares that were issued to the Investors, pursuant to the terms of a registration rights agreement dated March 1, 2007.

In connection with the closing of the stock purchase described above, we paid most of our outstanding debt in the aggregate principal amount of $4,324,723 with the proceeds of the financing and issued 722,297 shares of common stock at $1.50 per share to our four officers, directors, and principal shareholders as repayment of $1,083,447 in loans.  Accordingly, as a result of these payments, we have only one outstanding loan payable to Wisconsin Business Development Finance Corporation which had a principal amount of $376,593 at June 30, 2007.  This loan requires monthly installments of $4,982 including interest, is due September 1, 2015, and is secured by substantially all our assets and personal guarantees of our principal shareholders.

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

We have reduced the time it takes to manufacture a 4-section tower by more than 36 percent from early 2006.  We intend to procure additional equipment to increase our capacity of manufacturing over the next 15-18 months.  By late summer of 2007, we will also be fabricating items (internals) that are installed inside tower sections; the necessary equipment has been ordered.

We, together with City Centre LLC, an entity that is indirectly owned by some of our officers, directors, and principal shareholders, have applied to become a “Port-of-Entry” in order to secure further improvements in efficiency and to make the plant more competitive in the future.  “Port-of-Entry” status will not only allow the Company to reduce its shipping and related costs, but will also create an additional revenue stream for the company, as we will be able to charge fees to others for ingress and egress.  We have begun 24-hour, 7-day a week security of the entire peninsula.  As of the date of this report, the U.S. Coast Guard has given its approval of the application.  Final approval is subject to a final inspection by the U.S. Coast Guard, which is expected to take place this fall.  Additional revenue for the company is expected, since we also intend to begin purchasing steel rather than having it supplied by our customers as has been done in the past.  Additionally, steel will be inventoried in an indoor storage area, reducing material handling costs.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements.

Forward-Looking Statements

The forward-looking comments contained in this discussion involve risks and uncertainties.  Actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing and refining manufacturing operations, and competition.

Item 3.   Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer and takes into account the segregation of duties comment noted below.  Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

It should be noted that the Company does not have a formal audit committee.  Its board of directors oversees the responsibilities of the audit committee.  The board is fully aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.  However, the board has determined that considering the employees involved and the control procedures in place, risks associated with such a lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases at this time.  In a step to address our segregation of duties issue, the Company has hired a full-time CFO and Accounting Manager during the 2nd quarter 2007.

Part II.       OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

Not applicable

Item 6.       Exhibits

Regulation S-B Number	Exhibit

2.1	Share Exchange Agreement by and among Blackfoot Enterprises, Inc. and the shareholders of Tower Tech Systems, Inc. and Tower Tech Systems, Inc. dated as of November 7, 2005 (1)

3.1	Articles of Incorporation (2)

3.2	Certificate of Amendment to Articles of Incorporation (3)

3.3	Amended Bylaws

10.1	Tower Production Agreement (4)

10.2	Associated Bank loan documents (4)

10.3	Wisconsin Business Development Finance Corporation loan documents (4)

10.4	Lease agreement with City Centre, LLC (4)

10.5	Promissory note to BFM LLC dated January 28, 2005 (4)

10.6	Promissory note to Choice Inc dated May 25, 2005 (4)

10.7	Promissory note to 43 Enterprises dated October 20, 2005 (4)

Regulation S-B Number	EXHIBIT

10.8	Promissory note to Choice Inc. dated October 21, 2005 (4)

10.9	Promissory note to City Centre LLC dated November 11, 2005 (4)

10.10	Promissory note to City Centre LLC dated December 30, 2005 (4)

10.11	Line of credit agreements with related parties (4)

10.12	Investment Agreement, dated as of June 27, 2006, by and between Tower Tech Holdings, Inc. and Dutchess Private Equities Fund, L.P. (5)

10.13	Registration Rights Agreement, dated as of June 27, 2006, by and between Tower Tech Holdings, Inc. and Dutchess Private Equities Fund, L.P. (5)

10.14	April 1, 2006 amended line of credit agreements with related parties (6)

10.15	Promissory note to City Centre LLC dated April 7, 2006 (6)

10.16	Employment Agreement with Raymond L. Brickner III dated February 26, 2007 (7)

10.17	Securities Purchase Agreement dated March 1, 2007 between Tower Tech Holdings Inc. and the Buyers named therein (7)

10.18	Registration Rights Agreement dated March 1, 2007 (7)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
_______________________
(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed November 21, 2005.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB filed August 11, 2000.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 10, 2006.
(4)	Incorporated by reference to the exhibits to the registrant’s annual report for the fiscal year ended December 31, 2005.
(5)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed June 30, 2006.
(6)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed August 14, 2006.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed March 5, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER TECH HOLDINGS INC.

August 13, 2007	By:	/s/ Raymond L. Brickner III
Raymond L. Brickner III
President and acting Chief Executive Officer

TOWER TECH HOLDINGS INC.

August 13, 2007	By:	/s/ Steven A. Huntington
Steven A. Huntington
Chief Financial Officer