Form 10QSB/A
period 2006-03-31
TOWER TECH HOLDINGS INC.
filed 2007-08-28
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

☒                           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                          to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2006 - 35,000,000 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

Explanatory Note: As disclosed in the Current Report on Form 8-K/A filed August 28, 2007, effective February 7, 2006, the Board of Directors of Tower Tech Holdings Inc. (the “Company”) unanimously adopted Amended Bylaws.  The Company is filing this Quarterly Report on Form 10-QSB/A in order to amend Item 6 to its Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 19, 2006.  The purpose of this Quarterly Report on Form 10-QSB/A for the period ended March 31, 2006, is to incorporate the Amended Bylaws.

Item 6.          EXHIBITS

Exhibit No.	Description
3.1	Certificate of Amendment to Articles of Incorporation (1)
3.2	Amended Bylaws (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer

(1)                          Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 10, 2006.

(2)                          Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A, filed August 28, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER TECH HOLDINGS INC.

August 28, 2007	By:	/s/ Raymond L. Brickner III
Raymond L. Brickner III
President and acting Chief Executive Officer

TOWER TECH HOLDINGS INC.

August 28, 2007	By:	/s/ Steven A. Huntington
Steven A. Huntington
Chief Financial Officer

TOWER TECH HOLDINGS INC.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Certificate of Amendment to Articles of Incorporation (1)
3.2	Amended Bylaws (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer

(1)                          Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 10, 2006.

(2)                          Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A, filed August 28, 2007.