Form 10QSB/A
period 2007-06-30
TOWER TECH HOLDINGS INC.
filed 2007-08-28
CIK 1120370

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

Explanatory Note:  The Company is filing this Quarterly Report on Form 10-QSB/A in order to amend Item 6 to its Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2007.  The purpose of this Quarterly Report on Form 10-QSB/A for the period ended June 30, 2007 is to incorporate the Employment Agreement between the Company and Steven A. Huntington to the Current Report on Form 8-K filed April 27, 2007, and to clarify that the Company’s Amended Bylaws were not amended during the period and should not have been filed as an exhibit.  The Company adopted the Amended Bylaws on February 7, 2006, as described in the Company’s Current Report on Form 8-K/A filed August 28, 2007 (the “Form 8-K/A”).  A correct copy of the Company’s Amended Bylaws is attached as Exhibit 3.2 to the Form 8-K/A and incorporated by reference into the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2006.

Item 6.          EXHIBITS

Exhibit No.	Description
10.1	Employment Agreement with Steven A. Huntington dated April 12, 2007 (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer

(1)                          Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 27, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER TECH HOLDINGS INC.

August 28, 2007	By:	/s/ Raymond L. Brickner III
Raymond L. Brickner III
President and acting Chief Executive Officer

TOWER TECH HOLDINGS INC.

August 28, 2007	By:	/s/ Steven A. Huntington
Steven A. Huntington
Chief Financial Officer

TOWER TECH HOLDINGS INC.

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Employment Agreement with Steven A. Huntington dated April 12, 2007 (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer

(1)                          Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 27, 2007.