Form 10QSB
period 2007-09-30
TOWER TECH HOLDINGS INC.
filed 2007-11-14
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 22, 2007, 76,260,914 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  ☐   No  ☒

TOWER TECH HOLDINGS INC.

i

PART I. FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements

TOWER TECH HOLDINGS INC. AND SUBSIDIARY

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$7,392,312	$125,409
Accounts receivable	1,855,607	160,351
Inventories	600,995	288,291
Prepaid expenses	190,170	14,195
Other current assets	2,188	—

Total current assets	10,041,272	588,246

Property and equipment:
Machinery and equipment	7,650,723	3,045,291
Office equipment	52,200	32,276
Leasehold improvements	779,915	356,434

	8,482,838	3,434,001
Less accumulated depreciation and amortization	(956,327)	(635,218)

Net property and equipment	7,526,511	2,798,783

Other assets:
Restricted cash	500,000	—
Bond issuance fees, net of amortization of $2,378 and $2,091, respectively	3,053	14,640
Acquisition costs	611,378
Accounts receivable - retainage	—	492,945

Total other assets	1,114,431	507,585

TOTAL ASSETS	$18,682,214	$3,894,614

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable – bank	$—	$588,346
Notes payable - related party	—	4,376,816
Current maturities of long-term debt	8,700	97,000
Current maturities of capital lease obligations	110,000	—
Accounts payable	2,006,747	891,797
Accounts payable - related party	3,081	725,257
Accrued liabilities	576,699	1,531,865
Customer deposits	1,716,813	190,635

Total current liabilities	4,422,040	8,401,716

Long-term liabilities:
Long-term debt, less current maturities	359,296	806,536
Long-term capital lease obligations, less current maturities	625,902	—

Total long-term liabilities	985,198	806,536

Total liabilities	5,407,238	9,208,252

Commitments and contingencies

Shareholders’ equity (deficit):
Common stock, $.001 par value; 100,000,000 shares authorized; 47,724,464 and 35,235,500 shares issued and outstanding, respectively	47,724	35,236
Additional paid-in capital	18,493,448	1,260,992
Accumulated deficit	(5,266,196)	(6,609,866)

Total shareholders’ equity (deficit)	13,274,976	(5,313,638)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$18,682,214	$3,894,614

The accompanying notes are an integral part of these consolidated financial statements.

TOWER TECH HOLDINGS INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Net sales	$3,122,773	$707,705	$7,984,520	$1,321,548

Cost of sales	1,838,515	1,056,158	4,888,010	2,645,896

Gross profit (loss)	1,284,258	(348,453)	3,096,510	(1,324,348)

Product development	—	10,568	2,063	37,504
Selling, general and administrative expenses	694,698	230,590	1,903,532	738,347
Merger transaction costs	—	25	—	250,025

Total operating expenses	694,698	241,183	1,905,595	1,025,876

Income (loss) from operations	589,560	(589,636)	1,190,915	(2,350,224)

Other income (expense):
Realized loss on foreign currency transactions	—	—	—	(3,083)
Interest income	112,678	—	275,156	—
Interest expense	(18,854)	(111,812)	(122,401)	(321,136)

Other income (expense), net	93,824	(111,812)	152,755	(324,219)

Income (loss) before income taxes	683,384	(701,448)	1,343,670	(2,674,443)

Provision for income taxes	—	—	—	—

Net income (loss)	$683,384	$(701,448)	$1,343,670	$(2,674,443)

Net income (loss) per common share (basic)	$0.01	$(0.02)	$0.03	$(0.08)

Net income (loss) per common share (diluted)	$0.01	$(0.02)	$0.03	$(0.08)

Weighted average shares outstanding:
Basic	47,724,464	35,000,000	44,969,545	33,339,744
Diluted	47,724,464	35,000,000	44,969,545	33,339,744

The accompanying notes are an integral part of these consolidated financial statements.

TOWER TECH HOLDINGS INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,343,670	$(2,674,443)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	321,166	242,695
Loss on disposal of property and equipment	1,893
Amortization of bond issuance fees	287	1,255
Stock issued for marketing costs	240,000	—
Stock compensation expense	2,110
Contributed services by shareholders	—	190,500
Stock issued for merger costs	—	250,000
Changes in operating assets and liabilities:
Accounts receivable	(1,695,256)	(96,606)
Inventories	(312,704)	(179,697)
Prepaid expenses	(175,975)	(5,833)
Accounts receivable - retainage	492,945	—
Other current assets	(2,188)	—
Accounts payable	65,221	128,879
Accounts payable - related party	(722,176)	—
Accrued liabilities	(955,166)	894,854
Customer deposits	1,526,178	242,070

Net cash provided by (used in) operating activities	130,005	(1,006,326)

Cash flows from investing activity:
Purchases of property and equipment	(2,992,543)	(26,149)
Increase in restricted cash	(500,000)	—
Increase in acquisition costs	(611,378)	—

Net cash used in investing activities	(4,103,921)	(26,149)

Cash flows from financing activities:
Increase in bank overdraft	—	40,530
(Payments on) borrowings from notes payable	(3,511,715)	1,208,537
Proceeds from long-term debt	—	60,000
Principal payments on long-term debt	(535,540)	(442,615)
Payments on capital lease obligations	(123,226)	—
Proceeds from the issuance of common stock	15,400,000	—
Refund of bond issuance fees	11,300	—

Net cash provided by financing activities	11,240,819	866,452

Net increase (decrease) in cash	7,266,903	(166,023)
Cash at beginning of period	125,409	166,023

Cash at end of period	$7,392,312	$—

Non-cash disclosure information:
Common stock issued to partially repay related party notes	$1,453,447	$—
Common stock issued to Integritas for finders fee owed related to the private placement offering	$1,490,613	$—
Equipment purchased utilizing capital lease obligations	$859,128	$—

The accompanying notes are an integral part of these consolidated financial statements.

TOWER TECH HOLDINGS INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2007 and 2006

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial information has been prepared by Tower Tech Holdings Inc. and its Subsidiary (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The December 31, 2006 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Note 2 – Organization

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

As part of the Share Exchange Agreement, immediately prior to the closing of the reverse public shell transaction on February 6, 2006, 2,500,000 restricted common shares were issued to a consultant for services provided in connection with this business combination transaction, which were valued at $250,000. These 2,500,000 shares were part of the 25,250,000 shares described above.

Upon completion of the transaction on February 6, 2006, Tower Tech became a wholly-owned subsidiary of Blackfoot and Blackfoot changed its name to Tower Tech Holdings Inc. (the “Company”). Immediately following the Acquisition, the former shareholders of Tower Tech Systems held approximately 72.1% of Blackfoot’s total issued and outstanding common shares. Tower Tech Systems was thereby deemed to be the acquiror and surviving company for accounting purposes. Accordingly, the transaction has been accounted for as a reverse acquisition using the purchase method whereby the assets and liabilities of Blackfoot have been recorded at their fair market values and operating results have been included in the company’s financial statements from the effective date of purchase.

The operations of Tower Tech are the only continuing operations of the Company. In accounting for this transaction, Tower Tech was deemed to be the purchaser and parent company for financial reporting purposes. Accordingly, its net assets were included in the consolidated balance sheet at their historical book values and its historical results of operations have been presented for the comparative prior period.

Note 3 - Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable, collectability is reasonably assured and delivery has occurred per the contract terms. Customer deposits and other receipts are deferred and recognized when earned.

Revenue is recognized on a contract by contract basis. Depending on the terms of the contract, revenue may be earned via building of tower sections, building of complete towers, or modifications to existing towers or sections.

Warranty costs are estimated and accrued based on management's estimate or known costs of corrections.

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

The net income (loss) per common share for the three months ended September 30, 2007 and 2006 is based on 47,724,464 and 35,000,000 weighted average shares outstanding during the respective periods. As of September 30, 2007, the Company had no potential dilutive common shares after following the treasury method in calculating potentially dilutive stock options.

Note 5 - Notes payable

Notes payable at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006

Third party
Prime plus 1% (9.25% at March 2, 2007) note, repaid in March 2007	$—	$100,000

Prime plus 2.5% (10.75% at March 2, 2007) note, repaid in March 2007	—	428,346

Prime rate (8.25% at March 2, 2007) note, repaid in March 2007	—	60,000

Total third party notes payable	$—	$588,346

Related party
5% notes, due on demand, unsecured, repaid in March 2007	$—	$665,500

Shareholder notes at a fixed rate of 8%, due on demand, unsecured, repaid and a portion converted to common shares in March 2007	—	3,711,316

Total related party notes payable	$—	$4,376,816

See Note 15, below, for information regarding notes payable that the Company assumed in connection with its acquisition of Brad Foote Gear Works, Inc., which was completed on October 19, 2007.

Note 6 - Accrued liabilities

Accrued liabilities at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006

Accrued payroll and related taxes	$225,914	$637,955
Accrued rent – related party	208,600	558,479
Accrued interest	5,013	213,530
Other	137,172	121,901

	$576,699	$1,531,865

Note 7 - Long-term debt

Long-term debt consisted of the following:

	September 30, 2007	December 31, 2006

Wisconsin Business Development Finance Corporation
6.796% note, due in monthly installments of $4,982 including interest, due September 1, 2015, secured by substantially all assets of the Company and personal guarantees of the shareholders	$367,996	$393,564

Associated Bank
Prime plus .5% (8.75% at March 2, 2007) note, repaid in March 2007	—	509,972

Total long-term debt	367,996	903,536
Less current maturities	(8,700)	(97,000)

Total long-term debt, less current maturities	$359,296	$806,536

As of September 30, 2007, maturities of long-term debt for the three months remaining in 2007 and the full years ending December 31, 2008 and after are as follows:

Year ending December 31,

2007	$8,700
2008	39,000
2009	42,000
2010	45,000
2011	48,000

Thereafter	185,296

$367,996

See Note 15, below, for information regarding long-term debt that the Company assumed in connection with its acquisition of Brad Foote Gear Works, Inc., which was completed on October 19, 2007.

Note 8 – Capital leases

The Company leases equipment from a financing company under capital leases. The economic substance of the lease is that the Company is financing the acquisition of the assets through the leases, and accordingly, it is recorded in the Company’s assets and liabilities. Amortization of the capital leases has been included in depreciation expense. The following is an analysis of the leased assets included in property and equipment as of:

	September 30, 2007	December 31, 2006

Machinery and equipment	$1,093,084	$—
Less accumulated depreciation	4,536	$—

	$1,088,548	$—

As of September 30, 2007, the following is a schedule of future minimum payments required under the leases:

Year ending
December 31,

Remainder of 2007	$53,600
2008	177,111
2009	177,111
2010	177,111
2011	177,111
2012	160,675

922,719

Less amount representing interest	(186,817)

Less current maturities	(110,000)

Total capital lease obligations, less current maturities	625,902

Note 9 - Shareholders’ equity

On March 1, 2007, the Company completed a private placement of 10,266,667 shares of its unregistered common stock at a $1.50 per share totaling $15,400,000 to two accredited investors, Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (together, the “Original Tontine Investors”). The investors received 8,213,334 and 2,053,333 shares with a purchase price of $12,320,001 and $3,079,999, respectively.

A portion of these proceeds, in the amount of $3,814,751, was used to extinguish all third party notes and a portion of related party notes payable. The remaining related party notes payable were extinguished with the issuance of 722,297 shares of unregistered common stock at $1.50 per share as repayment of $1,083,447 of debt owed to its directors and officers. Additionally, all long-term debt totaling $509,972 was paid off with the exception of the long-term note owed to Wisconsin Business Development Finance Corporation. The remaining proceeds of approximately $11,000,000 has or will be used to purchase equipment, provide working capital and for general corporate purposes.

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

Note 10 – Stock-based compensation

On August 20, 2007, the Board of Directors approved the Company’s 2007 Equity Incentive Plan (“the 2007 plan”) which reserves 4,200,000 shares of common stock which officers, other key employees, and directors may be granted options to purchase shares of the Company’s common stock at not less than the fair market value of such shares on the date of the grant. Options generally become exercisable ratably on the anniversary of the date of the grant over a period of up to five years. There are no vesting provisions tied to performance conditions for any outstanding options. Vesting for all outstanding options is based solely on continued service as an employee of the Company and generally vest upon retirement. Options to purchase shares expire not later than ten years after the grant of the option. The 2007 plan is pending shareholder approval.

The Company recognizes compensation expense for the stock options over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2007 is $2,110. There was no option expense for the three and nine months ended September 30, 2006.

As of September 30, 2007, the Company had $124,491 of unrecognized compensation expense related to the outstanding stock options, which will be recognized over a weighted-average period of 4.9 years.

The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historic volatility of the Company’s common stock and other factors. The expected term of the options granted is based upon historical option exercise patterns. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

Options granted during	Nine months ended September 30, 2007

Fair value of options granted	$2.53	per option
Risk-free interest rate	4.24%
Expected volatility	60.00%
Expected term (in years)	5.00

A summary of option activity as of September 30, 2007, and changes during the nine months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at January 1, 2007	—	$
Granted	50,000	4.60
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2007	50,000	$4.60	4.9

Exercisable at September 30, 2007	—	—	—

Note 11 - Income taxes

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

Effective with the merger discussed in Note 2, the Company terminated its subchapter S status and became a taxable C-corporation entity. Prior to the merger on February 6, 2006, no provision was made for income taxes because the losses were included in the personal tax returns of the Company’s shareholders.

As of December 31, 2006, the Company had net operating losses of approximately $1,633,000 which will expire December 31, 2026. Due to these cumulative losses, a full valuation allowance was established. The Company will continue to have no provision for income taxes until such time that current income from operations exceed the net operating losses or provide enough evidence that the losses are probable of being used.

Note 12 - Related party transactions

The Company subcontracts some of its labor from RBA, Inc., a corporation controlled by one of the Company’s shareholders, to cover personnel shortages as needed. The Company’s billings from RBA, Inc. for the nine months ended September 30, 2007 and 2006 were $63,852 and $341,438, respectively for contracted labor, equipment set up, and general maintenance. At September 30, 2007 and December 31, 2006, $3,081 and $419,408 was owed to RBA, Inc. and was included in accounts payable – related party, respectively. See Note 15, below, for information regarding our acquisition of RBA, Inc., which was completed on October 1, 2007.

Interest expense of $69,231 and $221,783 was incurred on shareholder and related party notes during the nine months ended September 30, 2007 and 2006, respectively, and $0 and $196,854 was included in accrued liabilities at September 30, 2007 and December 31, 2006, respectively.

Facility rent is also payable to a related entity controlled by various shareholders of the company. Rent expense for the nine months ended September 30, 2007 and 2006 was $299,878. Amounts outstanding and included in accrued liabilities at September 30, 2007 and December 31, 2006 are $208,600 and $558,479, respectively.

Note 13 - Contingencies

As of September 30, 2007, the Company continued to have a dispute over service billings related to contracted tower work from one vendor totaling $141,879. The Company is in disagreement over these billings with the vendor and does not believe they owe the stated amounts. The Company has not resolved these matters and it is more likely than not that the Company will pay some amount to settle these liabilities. The Company’s best estimate of this potential contingent liability is 50% of the total which is approximately $71,000 and has recorded this amount in accrued liabilities at September 30, 2007 and December 31, 2006.

The Company is also subject to legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the financial statements.

Note 14 - Effect of recently issued accounting standards

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

Note 15 – Subsequent events

On October 1, 2007, the Company completed its acquisition of all of the outstanding stock of RBA, Inc., a Manitowoc, Wisconsin-based fabricator of components for energy-related industries (“RBA”), a corporation controlled by one shareholder of the company.  The acquisition was consummated pursuant to the agreement among the Company, RBA, and the stockholders of RBA dated September 13, 2007. The Company purchased all of the outstanding stock of RBA for $5 million in cash.  The Company used internal funds to finance the acquisition.

On October 19, 2007, the Company completed its acquisition of all the outstanding stock of Brad Foote Gear Works, Inc. (“Brad Foote”), a Cicero, Illinois-based manufacturer of gear sets with two locations in Cicero, Illinois and one location in Neville Island, Pennsylvania. The acquisition was completed pursuant to a Stock Purchase Agreement among the Company, Brad Foote, and the shareholders of Brad Foote dated August 22, 2007. The Company purchased all the outstanding stock of Brad Foote, and pursuant to the transaction, the Company will also acquire Brad Foote’s option to purchase two of its facilities that are currently leased.

The purchase price for the Brad Foote acquisition consisted of cash, common stock, and the assumption of debt. The cash portion of the purchase price was approximately $64 million plus approximately $3 million for the tax cost of the Brad Foote shareholders making an election under Section 338(h)(10) of the Internal Revenue Code. The stock portion of the purchase price is fixed at 16,036,450 shares of Company Common Stock, which was calculated based on a price per share of $4.00.

In connection with its acquisition of Brad Foote, the Company entered into an employment agreement with Brad Foote CEO, J. Cameron Drecoll, who assumed chief executive responsibilities for the combined company. Mr. Drecoll was also appointed to the Company’s Board of Directors. The employment agreement has a term of three years, which may be shortened if termination occurs for “cause” or “good reason” prior to that time, as set forth in the employment agreement. In the event that Mr. Drecoll is terminated without “cause” or if he terminates his employment for “good reason,” the Company will be obligated to pay to him his base salary for the remainder of the agreement’s three-year term, or a period of twelve months, whichever is greater, plus other benefits for which he is eligible. The employment agreement also provides that Mr. Drecoll shall receive his base salary for a period of twelve months, plus other benefits for which he is eligible, if he is terminated without “cause” within one year of a “change of control” (as defined in the agreement). The employment agreement contains non-competition and non-solicitation covenants that continue for two years after termination of Mr. Drecoll’s employment.

In addition, the Company assumed approximately $25.5 million of Brad Foote’s outstanding senior debt, which is comprised of the following loans that Brad Foote has obtained from LaSalle Bank National

Association pursuant to a Loan and Security Agreement dated as of January 17, 1997, as amended (the “Loan Agreement”), which continued upon closing of the acquisition: (i) a $7 million revolving line of credit loan (the “Revolving Loan”); (ii) a consolidated term loan in the original principal sum of approximately $7.8 million (the “Term Loan”); (iii) an $11 million non-revolving equipment line of credit (the “Equipment Loan”); and (iv) a $9 million non-revolving equipment line of credit with a term conversion feature (the “Equipment Loan No. 2”). These loans are secured by all of the assets of Brad Foote and require Brad Foote to comply with certain covenants. The loans become immediately due and payable upon breach of any covenants or representations made by Brad Foote Gear Works in the Loan Agreement, and upon other customary events of default.

The Revolving Loan, which matures on June 30, 2008, had approximately $5.7 million outstanding at closing of the Brad Foote acquisition. Interest is payable monthly and accrues on Revolving Loan advances at a variable rate of Prime minus 1% (the “Base Rate”); however, Brad Foote Gear Works has the option of selecting up to five portions of the outstanding principal balance of the Note, in multiples of $50,000, to bear interest at an adjusted LIBOR rate. Any amount of principal which is not paid when due bears interest payable on demand at a rate per annum equal to the Base Rate plus 3% and is subject to a 3% late payment charge. The Term Loan, which matures on January 31, 2011, had approximately $5.3 million outstanding at closing of the Brad Foote Gear Works acquisition and requires monthly principal and interest payments. The monthly amount of principal due is $131,655 and interest accrues on the outstanding balance of the Term Loan at the Base Rate. The Equipment Loan, which matures on April 30, 2012, had approximately $10.1 million outstanding at closing of the Brad Foote Gear Works acquisition. The outstanding principal balance of the Equipment Loan is payable in monthly installments of principal plus interest, which accrues at the Base Rate. Any amount of principal which is not paid when due bears interest payable on demand at a rate per annum equal to the Base Rate plus 3% and is subject to a 5% late payment charge. The Equipment Loan No. 2, which matures on June 30, 2013, had approximately $4.5 million outstanding at closing of the Brad Foote Gear Works acquisition. Interest is payable monthly at the Base Rate until June 30, 2008 (the “Conversion Date”), at which point Brad Foote Gear Works must make monthly payments consisting of principal and interest. The manner of calculation for interest after the Conversion Date will be subject to a one-time election by Brad Foote Gear Works, and will be either the Base Rate or a fixed rate equal to 2% above the “swap rate” as determined by LaSalle in accordance with the terms of the Equipment Loan.

The Company financed its acquisition of Brad Foote through a private placement of 12.5 million shares of the Company’s unregistered common stock at a price of $4.00 per share, totaling $50 million, to the Original Tontine Investors, Tontine Partners, L.P., Tontine 25 Overseas Fund, Ltd. and Tontine Overseas Master Fund, L.P. (collectively with the Original Tontine Investors, “Tontine”). This private placement was negotiated at the time the Brad Foote stock purchase agreement was signed.

In addition, Tontine provided the Company with senior subordinated convertible promissory notes in the aggregate principal amount of $25 million dollars (the “Notes”). The Notes, which accrue interest at 9.5% per annum until July 19, 2008 and 13.5% thereafter, mature on October 19, 2010 and are subject to acceleration upon customary events of default. For each Note, the Company must repay 10% of the original principal amount on the first anniversary of issuance, 40% of the original principal amount on the second anniversary and the remaining outstanding balance on the third anniversary. Each Tontine Note holder has the right to convert both (i) the outstanding principal of its Note, and (ii) any interest thereon (including both paid-in-kind interest and accrued and unpaid interest) into newly issued shares of Common Stock of the Company at a conversion rate of $7.50 per share (the “Conversion Rights”). The Conversion Rights become effective January 19, 2008, but the Notes contain certain constraints on the timing of exercise.

The remaining proceeds from the Company’s financing transactions with Tontine, equal to approximately $11 million, will be used to provide working capital and for general corporate purposes.

In connection with the above acquisitions, the Company to-date has incurred $611,378 of transaction costs. These costs have been capitalized and recorded as other assets in the Company’s financial statements and will be included in the purchase price allocations.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Our company is dedicated to the production of components for energy and infrastructure-related industries. We are primarily focused on the manufacture of components for the wind industry, including tower support structures through our Tower Tech Systems subsidiary and gearing systems through our Brad Foote subsidiary. We are headquartered in Manitowoc, Wisconsin and after our acquisition of Brad Foote have additional locations in Cicero, Illinois and Neville Island, Pennsylvania.

Our operations have historically consisted of manufacturing wind towers for large wind tower integration companies through our Tower Tech Systems subsidiary. We began developing our manufacturing process during July 2004 and since that time have worked to secure production contracts and make capital improvements. We exited the development stage of operations on January 1, 2007 and now intend to focus on expanding the depth and scope of our production capabilities. Our Tower Tech Systems subsidiary derives its revenue primarily from the sale of labor, with its customers supplying materials. In the future, we expect to offer additional revenue producing activities, including offering new services and providing materials in addition to our labor. During October 2007, we made the following two acquisitions:

On October 1, 2007, we completed the acquisition of all of the outstanding stock of RBA, Inc., a Manitowoc, Wisconsin-based fabricator of components for energy-related industries (“RBA”), which was controlled by one of our founding shareholders and our then-chief executive officer, Raymond Brickner.  We purchased all of the outstanding stock of RBA for $5 million in cash, using internal funds to finance the acquisition.

On October 19, 2007, we completed the acquisition of all of the outstanding stock of Brad Foote Gear Works, Inc. (“Brad Foote”), an Illinois-based manufacturer of gearing systems for the wind turbine, oil and gas and energy-related industries. The purchase price for the Brad Foote acquisition consisted of cash, common stock and the assumption of debt. The stock portion of the purchase price consisted of 16,036,450 shares of our common stock at a per share price of $4.00. The cash portion of the purchase price was approximately $67 million. The cash purchase price for the Brad Foote acquisition was financed through a $50 million private placement of our common stock to, and senior subordinated loans from, five accredited investors: Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (together, the “Original Tontine Investors”), Tontine Partners, L.P., Tontine 25 Overseas Fund, Ltd. and Tontine Overseas Master Fund, L.P. (collectively with the Original Tontine Investors, “Tontine”). Additionally, we assumed approximately $25.5 million of senior debt from Brad Foote.

In addition to the financing provided by Tontine in connection with our acquisition of Brad Foote, we secured $15.4 million through the private placement of our common stock to the Original Tontine Investors on March 1, 2007. We believe that the capital we have secured during the fiscal year-to-date has positioned us to meet our revenue, profitability and strategic goals. Previously, we had financed our operations and internal growth primarily through capital contributed by shareholders and borrowings from both shareholders and financial institutions with guarantees provided by shareholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management reviews its estimates on an ongoing basis. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates. While Tower Tech’s significant accounting policies are described in more detail in Note 1 to its financial statements included in the December 31, 2006 Form 10-KSB, management believes the following accounting policies to be critical to the judgments and estimates used in the preparation of its financial statements:

Revenue Recognition. Tower Tech recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services rendered, the selling price is fixed or determinable, collectibility is reasonably assured and delivery has occurred per the contract terms. Customer deposits and other receipts are deferred and recognized when earned. Revenue is recognized on a contract-by-contract basis. Depending on the terms of the contract, revenue may be earned by the building of tower sections, building a complete tower, or modification to existing towers or sections. Warranty costs are estimated and accrued based on management's estimate or known costs of corrections.

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

New and Pending Accounting Pronouncements

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

Results of Operations – Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Revenues. For the quarter ended September 30, 2007, net sales were $3,122,773. Cost of sales during that period aggregated $1,838,515. In comparison, we generated revenues of $707,705 for the quarter ended September 30, 2006 and our cost of sales totaled $1,056,158. Our higher cost to revenue ratio during 2006, as compared to 2007, was largely attributable to a relatively greater indirect cost per unit due to lower product volumes. During 2007, we saw continued improvement in our production costs due to increased efficiency in our manufacturing processes and ongoing training programs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $694,698 for the three months ended September 30, 2007 from $230,590 for the comparable period in 2006. This increase is primarily due to increased head count for administration employees related to our increasing sales volume, as well as increased legal and accounting expenses in 2007 related to the costs associated with being a public company, including SEC and Sarbanes-Oxley Section 404 compliance.

Other Income (Expense). Interest expense was $18,854 for the three months ended September 30, 2007, compared to  $111,812 for the comparable period in 2006. The decrease occurred because a majority of our debt was paid off in March 2007 with the proceeds from the private placement offering to the Original Tontine Investors. Due to our increased cash balance as a result of the private placement of our common stock on March 1, 2007, we earned $112,678 of interest income during the third quarter of 2007 compared to $0 for the comparable period in 2006.

Net Income (Loss). We earned net income of $683,384 for the quarter ended September 30, 2007, as compared to our net loss of $701,448 for the quarter ended September 30, 2006. The net income is largely a result of a significant increase in revenue and interest income and a significant decrease in manufacturing start-up costs and interest expense, which were somewhat offset by an increase in selling, general and administrative expenses.

Results of Operations – Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Revenues. For the nine months ended September 30, 2007, net sales were $7,984,520. Cost of sales during that period aggregated $4,888,010. In comparison, we generated revenues of $1,321,548 for the nine months ended September 30, 2006 and our cost of sales totaled $2,645,896. Our higher cost to revenue ratio during 2006, as compared to 2007, was largely attributable to a relatively greater indirect cost per unit due to lower product volumes. During 2007, we saw continued improvement in our production costs due to increased efficiency in our manufacturing processes and ongoing training programs. The increase to net revenue for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, was also attributable to the fact that we had continuous operations during the entire nine-month period ended September 30, 2007 as compared to limited production for the nine-month period ended September 30, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,903,532 for the nine months ended September 30, 2007 from $738,347 for the comparable period in 2006. This increase is primarily due to increased head count for administration employees related to our increasing sales volume, as well as increased legal and accounting expenses in 2007 related to the costs associated with being a public company, including SEC and Sarbanes-Oxley Section 404 compliance. The increase to expenses for the nine months ended September 30, 2007 as compared to the same period in 2006 is also attributable to our termination of a consulting agreement with Integritas, Inc. during the second quarter of 2007. The original term of the agreement extended through December 31, 2008, and the early termination resulted in an expense of $240,000.

Other Income (Expense). Interest expense was $122,401 in for the nine months ended September 30, 2007, compared to $321,136 for the comparable period in 2006. The decrease occurred because a majority of our debt was paid off in March 2007 with the proceeds from the private placement offering to the Original Tontine Investors. Due to our increased cash balance as a result of the private placement of our common stock on March 1, 2007, we earned $275,156 of interest income during the nine months ended September 30, 2007, as compared to $0 for the comparable period in 2006. We expect interest expense to increase in the future due to the issuance of senior subordinated convertible promissory notes to Tontine, as described below under the heading “Liquidity and Capital Resources” and in Note 15 to the consolidated financial statements in Item 1 of this Quarterly Report.

Net Income (Loss). Net income of $1,343,670 for the nine months ended September 30, 2007 compares to a net loss of $2,674,443 for the nine months ended September 30, 2006. The net income is largely a result of the increase in revenue and interest income and a significant decrease of the manufacturing start-up costs and interest expense, which were somewhat offset by an increase in selling, general and administrative expenses and the write-off of the marketing agreement.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for expenses associated with the purchase and maintenance of property and equipment, in order to improve our manufacturing efficiency, expenses related to our acquisition of additional operating units and expenses and investments related to our general business needs. Our main sources of liquidity and capital have been cash from operations and cash from financing activities.

At December 31, 2006, we had cash of $125,409 and a working capital deficiency of $7,813,470, as compared to cash of $7,392,312 and a working capital surplus of $5,619,232 at September 30, 2007. As of September 30, 2007, our accumulated deficit was $5,266,196. The increases in cash and working capital surplus were due primarily to the proceeds from the March 2007 private placement of common stock. Net cash provided by operations was $130,005 for the nine months ended September 30, 2007 versus $1,006,326 of cash used in operations for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we had income of $1,343,670 compared to a loss of $2,674,443 for the nine months ended September 30, 2006. With the significant increase in revenue during 2007, we saw a significant increase in operating capital needs for accounts receivable, and with the cash received from the March 2007 private placement offering, significant payments were made against accounts payable and accrued liabilities. In addition, customer deposits for future orders contributed $1,526,178 to cash provided by operations.

Cash used in investing activities totaled $4,103,921 for the nine months ended September 30, 2007 as compared to $26,149 of cash used in investing activities for the nine months ended September 30, 2006. Purchases of property and equipment totaled $2,992,543 for the nine months ended September 30, 2007 reflecting our continued investment in equipment to improve our efficiencies and capacity. We were also required to set aside $500,000 in cash reserves to accommodate a new customer order during the nine months ended September 30, 2007. Transaction costs related to acquisition activities during the quarter ended September 30, 2007 created a need for cash of $611,378.

For the nine months ended September 30, 2007, net cash from financing activities of $11,240,819 was provided primarily by the March 2007 private placement of our common stock in the amount of $15,400,000 offset by payments made on notes payable and long-term debt in the amount of $4,170,481. In comparison, cash of $866,452 was provided by financing activities in the first nine months of 2006, consisting primarily of borrowings from related parties and additional third-party debt. In addition, during third quarter 2007, we entered into three capital equipment leases totaling $859,128 with monthly payments of approximately $14,800 per month with various expiration dates ranging from one to five years.

Prior to March 2007, we financed our operations primarily through capital contributed by our founding shareholders and borrowings from our founding shareholders and from financial institutions with personal guarantees being provided by certain of our founding shareholders. On March 1, 2007, we entered into a securities purchase agreement with the Original Tontine Investors, pursuant to which we agreed to sell 10,266,667 restricted shares of our common stock at $1.50 per share for a total investment of $15,400,000. Proceeds of the financing were used to reduce debt, and will be used to purchase equipment, and for working capital and general corporate purposes. In connection with the transaction, we entered into a registration rights agreement dated March 1, 2007, whereby we agreed to file a registration statement with the Securities and Exchange Commission in order to register the resale of the shares issued to the Original Tontine Investors. The Registration Rights Agreement was amended subsequent to the period covered by this Quarterly Report to extend to July 19, 2008 the deadline for the Company’s obligation to file a registration statement and to apply to all shares held by Tontine. For a more detailed description of the terms of the Registration Rights Agreement, please see our Current Reports on Form 8-K filed March 5, 2007 and October 24, 2007.

We used proceeds from the private placement to the Original Tontine Investors to pay off most of our outstanding debt in the aggregate principal amount of $4,324,723. In connection with the closing of the March 2007 securities purchase agreement, we also issued 722,297 shares of common stock at $1.50 per share to our then-current officers, directors, and principal shareholders, four persons total, as repayment of $1,083,447 in loans. Accordingly, as a result of these payments, we have only one outstanding loan payable to Wisconsin Business Development Finance Corporation which had a principal amount of $367,996 at September 30, 2007. This loan requires monthly installments of $4,982 including interest, is due September 1, 2015, and is secured by substantially all our assets and personal guarantees of our principal shareholders.

Subsequent to the end of the quarter ended September 30, 2007, our acquisition of RBA on October 1, 2007 required the use of $5 million of our cash reserves, as consideration for all of the outstanding stock of RBA. However, the financing transactions that we completed with Tontine in connection with our acquisition of Brad Foote on October

19, 2007 yielded approximately $11 million excess proceeds over the amount needed to fund the acquisition. We expect to use these proceeds to provide working capital and for general corporate purposes.

As disclosed in Note 15 to our consolidated financial statements included in this Quarterly Report, we financed the Brad Foote acquisition through a private placement of 12.5 million shares of the Company’s unregistered common stock at a price of $4.00 per share, totaling $50 million, to Tontine. This private placement was negotiated at the time the Brad Foote stock purchase agreement was signed. In addition, Tontine provided the Company with senior subordinated convertible promissory notes in the aggregate principal amount of $25 million dollars (the “Notes”). The Notes, which accrue interest at 9.5% per annum until July 19, 2008 and 13.5% thereafter, mature on October 19, 2010 and are subject to acceleration upon customary events of default. For each Note, the Company must repay 10% of the original principal amount on the first anniversary of issuance, 40% of the original principal amount on the second anniversary and the remaining outstanding balance on the third anniversary. Each Tontine Note holder has the right to convert both (i) the outstanding principal of its Note, and (ii) any interest thereon (including both paid-in-kind interest and accrued and unpaid interest) into newly issued shares of Common Stock of the Company at a conversion rate of $7.50 per share (the “Conversion Rights”). The Conversion Rights become effective January 19, 2008, but the Notes contain certain constraints on the timing of exercise.

In connection with our acquisition of Brad Foote, we also assumed approximately $25.5 million of outstanding senior debt, which is comprised of the following loans that Brad Foote has obtained from LaSalle Bank National Association (“LaSalle”) pursuant to a Loan and Security Agreement dated as of January 17, 1997, as amended (the “Loan Agreement”), which continued upon closing of the acquisition: (i) a $7 million revolving line of credit loan (the “Revolving Loan”); (ii) a consolidated term loan in the original principal sum of approximately $7.8 million (the “Term Loan”); (iii) an $11 million non-revolving equipment line of credit (the “Equipment Loan”); and (iv) a $9 million non-revolving equipment line of credit with a term conversion feature (the “Equipment Loan No. 2”). Because these loans were almost fully drawn on the date the Brad Foote acquisition was completed, we do not expect the proceeds from these loans to significantly increase our future cash flows from financing activities. We plan to use the proceeds from these loans to fund the operations of our Brad Foote subsidiary.

The Loan Agreement states that the Revolving Loan, Term Loan, Equipment Loan and Equipment Loan No. 2 are secured by all of the assets of Brad Foote and that Brad Foote must maintain insurance on the collateral. The Loan Agreement requires Brad Foote to comply with standard covenants, including financial covenants relating to ratios of cash flow coverage and senior debt to EBITDA, and to submit our annual audited financial statements to LaSalle at the close of each fiscal year. In addition, Brad Foote must maintain a $1 million key man life insurance policy upon the life of J. Cameron Drecoll, who served as Brad Foote’s president prior to the acquisition and became our chief executive officer when the acquisition was completed. Each of the Revolving Loan, Term Loan, Equipment Loan and Equipment Loan No. 2 become immediately due and payable upon breach of any covenants or representations made by Brad Foote in the Loan Agreement and upon other customary events of default. The covenants contained in the Loan Agreement include restrictions on Brad Foote’s ability to make distributions or dividends and incur indebtedness, which could ultimately affect our ability to undertake additional debt or equity financing. If these covenants prevent us from securing additional financing when necessary, we plan to evaluate alternate sources of funding.

The Revolving Loan, which matures on June 30, 2008, had approximately $5.7 million outstanding at closing of the Brad Foote Gear Works acquisition. Interest is payable monthly and accrues on Revolving Loan advances at a variable rate of Prime minus 1% (the “Base Rate”). The Term Loan, which matures on January 31, 2011, had approximately $5.3 million outstanding at closing of the Brad Foote Gear Works acquisition and requires monthly principal and interest payments. The monthly amount of principal due is $131,655 and interest accrues on the outstanding balance of the Term Loan at the Base Rate. The Equipment Loan, which matures on April 30, 2012, had approximately $10.1 million outstanding at closing of the Brad Foote Gear Works acquisition. The outstanding principal balance of the Equipment Loan is payable in monthly installments of principal plus interest, which accrues at the Base Rate. The Equipment Loan No. 2, which matures on June 30, 2013, had approximately $4.5 million outstanding at closing of the Brad Foote Gear Works acquisition. Interest is payable monthly at the Base Rate until June 30, 2008 (the “Conversion Date”), at which point Brad Foote Gear Works must make monthly payments consisting of principal and interest.

We intend to procure additional equipment to increase our capacity of manufacturing over the next 12-15 months. We anticipate the need to use additional capital for our blasting operations and some specialized welding equipment.

These additions will be accomplished with the use of our internal funds. If we do not meet our anticipated future revenue levels, management is committed to taking actions necessary to ensure the conservation of adequate cash to continue to finance our operations. However, management believes that we currently have sufficient cash to finance operations for the foreseeable future.

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements.

Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis or Plan of Operation contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  Portions of this Quarterly Report on Form 10-QSB, including this discussion and analysis, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Any statements contained herein that are not historical fact, may be deemed forward-looking statements.  In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue,” “intend” or similar expressions.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are based upon current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Any forward-looking statements made herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Our forward-looking statements include or relate to the following:  (i) our beliefs with respect to the sufficiency of our working capital and our plans to evaluate alternate sources of funding if necessary; (ii) our beliefs relating to production capabilities, including our intent to improve the operational efficiency of our manufacturing process through scale and growth; (iii) our planned capital equipment expansion and our financing thereof; (iv) our intended use of proceeds from financing activities; (v) our beliefs and expectations with respect to headcount expansion; (vi) our expectation that interest income will increase in the future; and (viii) our intent to expand our revenue producing activities in the future. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We caution investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by us or on our behalf. These factors include, but are not limited to our possible need for and ability to obtain additional capital; the continued availability of capital and financing on terms favorable to us; the successful integration of acquired businesses; the limited and fluctuating sales of  our products; the intense competition we face; the rapid technological changes and obsolescence we face in the wind-energy industry; changes in governmental policies and regulations; our dependence on key personnel, including our ability to hire and retain qualified persons; other general business and economic conditions; and those risks described from time to time in our  reports to the Securities and Exchange Commission (including our Annual Report on Form 10-KSB). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

Item 3.           Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covering this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.          OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

On August 20, 2007, our Board of Directors unanimously approved an amendment to our Amended Bylaws to change the authorized number of directors from three, as was provided in our Amended Bylaws, to a range of not less than one nor more than nine and to permit future increases or decreases to the authorized number of directors by a resolution of the Board (the “Amendment”).  Pursuant to our Amended Bylaws, the Amendment required approval by stockholders owning a majority of our outstanding shares entitled to vote. On September 17, 2007, pursuant to Nevada Revised Statutes (“N.R.S.”) 78.320, we received written consents for the Amendment from stockholders holding 31,128,964 shares, representing 65.2% of the 47,724,464 outstanding shares of common stock.  For further information regarding this action of the Company’s stockholders, please the Information Statement on Schedule 14C filed by the Company on September 19, 2007.

Item 5.           Other Information

On August 20, 2007, our Board of Directors unanimously approved the Tower Tech Holdings Inc. 2007 Equity Incentive Plan for our officers, directors, employees, consultants, and advisors, subject to shareholder approval (the “Equity Incentive Plan”). The Equity Incentive Plan provides that we may grant, to qualified participants, incentive stock options, nonqualified stock options, restricted stock awards, performance awards and stock appreciation rights. The Equity Incentive Plan, as well as the Form of Incentive Stock Option Agreement, Form of Nonqualified Option Agreement, Form of Restricted Stock Award Agreement, Form of Performance Award Agreement and Form of Stock Appreciation Rights Agreement, are attached to this Quarterly Report as Exhibits 10.2 through 10.7, and are incorporated herein by reference.

Item 6.           Exhibits

See the Exhibit Index following the signature page to this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER TECH HOLDINGS INC.

November 14, 2007	By:	/s/ J. Cameron Drecoll
J. Cameron Drecoll
Chief Executive Officer

November 14, 2007	By:	/s/ Steven A. Huntington
Steven A. Huntington
Chief Financial Officer

EXHIBIT INDEX

TOWER TECH HOLDINGS INC.

FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Exhibit Number	Exhibit

2.1	Stock Purchase Agreement, dated August 22, 2007 by and among the Registrant, Brad Foote Gear Works, Inc. and the shareholders of Brad Foote Gear Works Inc.(1)

2.2	Stock Purchase Agreement, dated September 13, 2007 by and among the Registrant, RBA, Inc. and the shareholders of RBA, Inc. (2)

3.1	Amended Bylaws(3)

10.1	Securities Purchase Agreement, dated August 22, 2007 by and between the Registrant, Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P.(1)

10.2	Tower Tech Holdings Inc. 2007 Equity Incentive Plan(3)

10.3	Form of Incentive Stock Option Agreement(3)

10.4	Form of Nonqualified Option Agreement(3)

10.5	Form of Restricted Stock Award Agreement(3)

10.6	Form of Performance Award Agreement(3)

10.7	Form of Stock Appreciation Rights Agreement(3)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer(3)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer(3)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer(3)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer(3)

(1)                                 Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed August 28, 2007.

(2)                                 Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed September 17, 2007.

(3)                                 Filed herewith.