Form 10QSB/A
period 2007-09-30
TOWER TECH HOLDINGS INC.
filed 2008-01-22
CIK 1120370

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

Explanatory Note:  This Amendment No. 1 to our quarterly report on Form 10-QSB (the “Form 10-QSB/A”) is an exhibit-only filing and amends our quarterly report on Form 10-QSB for the period ended September 30, 2007, originally filed on November 14, 2007 (the “Form 10-QSB”). We are filing this Form 10-QSB/A solely to include revised Exhibit 10.2. In addition, the Company is also including Exhibits 31.1 and 31.2, as required by the filing of this amendment. No revisions have been made to our financial statements or any other disclosure contained in the quarterly report on the Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER TECH HOLDINGS INC.

January 22, 2008	By:	/s/ J. Cameron Drecoll
J. Cameron Drecoll
Chief Executive Officer

TOWER TECH HOLDINGS INC.

January 22, 2008	By:	/s/ Steven A. Huntington
Steven A. Huntington
Chief Financial Officer