Form 10KSB
period 2007-12-31
BROADWIND ENERGY, INC.
filed 2008-04-15
CIK 1120370

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-31313

BROADWIND ENERGY, INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0409160 (I.R.S. Employer Identification No.)
47 East Chicago Avenue, Suite 332, Naperville, IL 60540 (Address of principal executive offices)
(630) 637-0315 (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

         Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The issuer's revenues for the fiscal year ended December 31, 2007 were $29,804,432.

         The issuer's aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

         The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates, computed by reference to a closing price of such common equity of $10.55 as of March 31, 2008, was $287,579,557.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2008—79,936,996 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain of the information required by Part III is incorporated by reference from the Registrant's Proxy Statement for its 2008 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

i

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

        Broadwind Energy, Inc., a Nevada corporation (also referred to as "we," "us," "our," the "Company," or "Broadwind"), became a public company in February 2006, after a reverse shell transaction with Blackfoot Enterprises, Inc. which was incorporated in Nevada in 1996. Our principal executive office is located at 47 East Chicago Avenue, Suite 332, Naperville, IL 60540. Our phone number is (630) 637-0315 and our website address is www.broadwindenergy.com.

        Our business is dedicated to the production and servicing of components for energy and infrastructure-related industries. We are primarily focused on the manufacture of components for the wind industry, including tower support structures through our Tower Tech Systems, Inc. ("Tower Tech") and R.B.A., Inc. ("RBA") subsidiaries, and gearing systems through our Brad Foote Gear Works, Inc. ("Brad Foote") subsidiary. On January 16, 2008, we completed the acquisition of our Energy Maintenance Service, LLC ("EMS") subsidiary, through which we provide construction and operations support and maintenance and component repairs for wind turbines.

        Manitowoc, Wisconsin serves as the location of the manufacturing facilities for our Tower Tech and RBA subsidiaries. This location offers us direct rail and highway access, as well as a deep-water shipping channel with direct access to Lake Michigan. Our Brad Foote subsidiary has manufacturing and administrative facilities in Cicero, Illinois and Neville Island, Pennsylvania. Our EMS subsidiary is headquartered in Gary, South Dakota.

History

        Our Brad Foote subsidiary, which we acquired in October 2007, began designing and manufacturing large gearing systems in 1924, focusing on providing products for companies in the oil production, steel mill, power generation, transportation, and pulp and paper industries. In 2003, Brad Foote expanded into the wind industry. Our EMS subsidiary, which we acquired in January 2008, and whose operations consist of service and maintenance for the wind industry, was founded in 1998 under the leadership of Joseph Kolbach, who now serves as President of EMS. Raymond Brickner co-founded RBA in 1985 and Tower Tech Systems in 2004 as suppliers of heavy fabrication components to the wind energy, mining and industrial markets.

        Since 2003, we have invested significantly in the growth of our subsidiaries. In particular, we have placed an emphasis on the growing wind markets we serve and the ability of our subsidiaries to supply our wind customers. In 2007, we recognized the need by our wind customers for a company with a complete suite of products and services. As a result, we expanded our component and service offerings organically and via acquisition.

        Key events in the recent development of our subsidiaries include:

  •
  in 2003, Brad Foote produced its first gearing sets for GE's wind turbine;

  •
  in 2004, Tower Tech produced its first tower for Clipper Windpower;

  •
  in 2007, Tower Tech expanded its production by adding an additional line and new equipment; and

  •
  in 2007, Brad Foote expanded its facilities in Cicero, Illinois from 230,000 square feet to over 510,000 square feet.

Employees

        As of December 31, 2007, we had expanded our workforce to approximately 585 full-time employees. Upon acquisition of our EMS subsidiary in January 2008, we added approximately 200 full-time employees.

        Brad Foote has collective bargaining units at both its Pittsburgh and Cicero facilities with the United Steel Workers of America. Both units are under contract through 2009 and 2010 respectively.

Business Segments

        Our desire to capitalize on various growth opportunities within the energy industry, specifically the wind industry, coupled with our recent acquisition activity, led us to organize our business into two operating segments as of December 31, 2007: Towers and Fabrication, and Gearing Systems. The decision to move to segment reporting was based on our belief that the operations of our recently acquired subsidiaries differ from our historic operations and that management will separately evaluate the future financial results of each segment.

        Our Towers and Fabrication segment is comprised of our Tower Tech and RBA subsidiaries. Our Gearing Systems segment is comprised of our Brad Foote subsidiary. With the acquisition of EMS in January 2008, we added a third segment, referred to as Service and Maintenance. The following is a description of these three business segments. For financial information regarding our Gearing Systems and Towers and Fabrication segments, see Item 7. "Financial Statements" and Note 19 to our consolidated financial statements, "Segment Information." Because we acquired EMS subsequent to the 2007 fiscal year, the financial condition and results of operations of EMS are not included in this Annual Report on Form 10-KSB, and our financial results do not reflect the acquisition.

        We have three reportable segments engaged in the following:

        Towers and Fabrication—components used in wind energy, mining, construction and other industrial energy applications. Products include steel fabricated towers, internal tower components and large fabricated components, such as large crane parts and dipper buckets for mining.

        Gearing Systems—complex components used in various industries, including oil and gas production, power generation, steel manufacturing, aggregates, and other industrial industries. The primary focus and majority of revenues are derived from the wind energy industry. Products include bevel gears, pinion gears, shafts, ring gears, planet gears, and planet pinions.

        Service and Maintenance—services dedicated to the wind energy industry. Offerings include construction, engineering, operations, maintenance, component remanufacturing, and component repair.

Strategy

        Our business strategy is to be the preferred partner of products and services to the North American energy industry, specifically the wind energy industry. Our strategic objectives include the following:

  •
  Recruit, train and retain high quality employees in our current and planned facilities;

  •
  Expand our suite of products and services to become a "one-stop" shop for our customers;

  •
  Increase manufacturing capacity to satisfy our customers' significant and growing demand for our products and services;

  •
  Develop our existing customer relationships through long term supply agreements; and

  •
  Improve operational efficiency and leverage our production technology.

        Through these strategic objectives, we seek to expand our market share in the North American wind energy industry. In 2007, our subsidiaries sold products or services to wind turbine manufacturers who represent a majority share of the U.S. market.

Business

  Customers

        We manufacture products for a variety of customers from the wind energy, oil and gas, mining, and industrial industries. A majority of our revenue is derived from customers that participate directly in the wind energy industry as wind power plant owners or the manufacturers of wind turbines. Our Gearing Systems and Tower and Fabrication subsidiaries are dependent upon a limited number of customers, including GE, Gamesa and Clipper Windpower, for a majority of their revenues.

  Sales and Marketing

        Our sales and marketing strategy is to develop and maintain long-term relationships with our customers and to offer a complete suite of products and services to them. We pursue this strategy by working closely with our customers in developing and designing customized product solutions. We also intend for our offerings to fulfill needs that our customers may consider non-core and do not desire to operate within their organizations. We typically enter into long-term agreements, under which we supply our customers with products or services. The majority of our customer base consists of wind turbine manufacturers who supply end-users within the wind energy utilities industry and wind turbine developers with completed wind turbines. In the industrial sector, we sell our products through our technically trained sales force.

  Competition

        We do not believe that independent competitors exist that have developed a similar suite of products and services for the wind industry as offered by our subsidiaries. However, competition within each of our subsidiaries' niches exists and many of our customers maintain internal capabilities that compete with our offerings. Several tower manufacturers compete in the United States, including Trinity Industries, Inc., Ameron International Corporation, and DMI Industries. There are approximately five companies worldwide that have the proven ability and capacity to supply gear sets for the wind industry. Brad Foote is the only major North American supplier of gear sets. Two of the major European suppliers are owned by turbine manufacturers: Hansen (owned by Suzlon energy); and Flender (owned by Siemens). The competitors of Brad Foote within the oil and gas exploration industry are slightly more fragmented. These companies compete based upon price, quality, location, available capacity, and several other factors.

  Backlog

        Many of our products are sold under long-term supply agreements. These long-term agreements have various terms, but can be as long as three years with automatic renewal provisions.

  Sources and Availability of Raw Materials

        The primary raw material used in our Towers and Fabrication and Gearing Systems segments is steel. Our Gearing Systems Segment purchases raw materials from various suppliers who are located both in the United States and abroad. We do not anticipate any problems in being able to source our Gearing Systems steel. Currently, our customers provide the steel for the Towers and Fabrication Segment. We intend to source our own steel in this segment in the future and believe we will be able to obtain an adequate supply.

  Government Regulation and Compliance with Environmental Laws

        The operations of our subsidiaries are subject to numerous federal, state, and local environmental and worker health and safety laws and regulations. We believe that our subsidiaries are in substantial compliance with such laws and regulations, and we have not budgeted any material capital expenditures for environmental control facilities.

Segment Financial Information

        We assess and manage the performance of each business segment by reviewing internally-generated reports that detail revenue and gross profit results. We use this information to formulate plans regarding the future prospects of our business and to allocate resources in a manner that ensures achievement of revenue and profitability growth targets for the Company as a whole.

        The following table provides a summary of business segment revenue and gross profit for the years ended December 31, 2007 and 2006. The amounts below include results of RBA in our Towers & Fabrication segment and Brad Foote in our Gearing Systems segment; however, RBA and Brad Foote were not part of our operations until we completed our acquisition of those companies in the fourth quarter of 2007. For additional financial information regarding these business segments, see Item 7. "Financial Statements," Note 19 to our consolidated financial statements, "Segment Information."

	For the Year Ended December 31,
	2007	2006
	(in thousands)
Revenue
Towers & Fabrication	$12,829	$4,023
Gearing Systems	16,975	—

Total Revenue	29,804	4,023
Gross Profit
Towers & Fabrication	$4,731	$(799)
Gearing Systems	(792)	—

Total Gross Profit (Loss)	3,939	(799)

ITEM 2.    DESCRIPTION OF PROPERTY

        The following table summarizes all of our operating sites by segment, including leased and owned properties (dollars in thousands unless otherwise stated):

Segment	Location	Leased/Owned	Lessor	Monthly Rent	Square Footage
As of December 31, 2007
Towers and Fabrication	Manitowoc, WI	Leased	Related party	$42	168,000
Towers and Fabrication	Manitowoc, WI	Leased	Related party	8	45,000
Gearing Systems	Cicero, IL	Leased	Consolidated variable interest entity	—	170,000
Gearing Systems	Cicero, IL	Leased	Third party	135	301,000
Gearing Systems	Cicero, IL	Owned	N/A	—	28,000
Gearing Systems	Neville Island, PA	Leased	Consolidated variable interest entity	—	70,000
As of January 1, 2008
Corporate	Naperville, IL	Leased	Third party	11	4,509
As of January 16, 2008
Service and Maintenance	Gary, SD	Leased	Related party	10	21,000
Service and Maintenance	Howard, SD	Leased	Consolidated variable interest entity	5	24,000
Service and Maintenance	Howard, SD	Leased	Third party	3	7,000

        We consider our facilities to generally be in good condition and suitable for the needs of our operating segments for the immediate future. After completing significant expansions in 2007 and the first quarter of 2008 we currently have no major expansions planned at our existing facilities. However, we are currently evaluating new facilities in all of our operating segments. For further detail about the related party leases and other related party transactions, please refer to Item 12 of this Annual Report.

        As disclosed in Note 22 to the consolidated financial statements, on February 19, 2008 the Company completed the purchase of two real estate parcels previously leased by the Company's Brad Foote subsidiary.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we anticipate that Broadwind or our subsidiaries may be involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims have, in the past, generally been covered by insurance. We are not aware of any actual or threatened litigation that would have a material adverse effect on our financial condition or results of operations, although no assurance can be given with respect to the ultimate outcome of actions. Furthermore, there can be no assurance that our insurance will be adequate to cover all liabilities that may arise out of claims brought against us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of our 2007 fiscal year.

        During the first quarter of our 2008 fiscal year, we submitted to certain stockholders a proposal to amend our Articles of Incorporation to change our name from Tower Tech Holdings, Inc. to Broadwind Energy, Inc. (the "Amendment"). Our Board of Directors unanimously approved the Amendment on December 13, 2007. Pursuant to our Articles of Incorporation and Nevada Revised Statutes ("N.R.S.") 78.390, the Amendment required approval by stockholders owning a majority of our outstanding shares entitled to vote. On February 5, 2008, pursuant to N.R.S. 78.320, we received written consents for the Amendment from stockholders holding 52,178,365 shares, representing 65.27% of the 79,936,996 outstanding shares of common stock. No votes were cast against the Amendment or withheld, nor were there any abstentions or broker non-votes. For further information regarding this action of stockholders, please see the Definitive Information Statement on Schedule 14C filed by the Company on February 8, 2008.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock was listed for quotation on the OTC Bulletin Board during the 2007 fiscal year under the symbol "TWRT." As of March 4, 2008, in connection with the change of our name to Broadwind Energy, Inc., it has been listed under the symbol "BWEN." The following table sets forth the range of high and low bid quotations for each quarter within the last two fiscal years, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	BID PRICES
2007 FISCAL YEAR	HIGH	LOW
Quarter ending 3/31/07	$4.20	$1.76
Quarter ending 6/30/07	$4.70	$3.27
Quarter ending 9/30/07	$5.51	$4.15
Quarter ending 12/31/07	$14.50	$5.22
2006 FISCAL YEAR
Quarter ending 3/31/06	$3.20	$1.70
Quarter ending 6/30/06	$2.50	$1.10
Quarter ending 9/30/06	$1.84	$1.16
Quarter ending 12/31/06	$2.47	$1.25

        On March 31, 2008, the published high and low bid quotations for our common stock were $10.70 and $10.30 per share, respectively. On February 28, 2008, there were issued and outstanding 79,936,996 shares of common stock of the Company held by 2,152 stockholders of record (not including shares held in street name). We have not declared cash dividends on our common stock during the last two fiscal years. We have no present intention of paying dividends on any of our shares, as we anticipate that all available funds will be invested to finance the growth of our business.

Repurchases

        We did not engage in any repurchases of our common stock during the fourth quarter of 2007.

Unregistered Sales of Equity Securities

        All unregistered sales of equity securities during the fourth quarter or year ended December 31, 2007 have been previously disclosed on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

        For information on our equity compensation plans, refer to Item 11. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto in Item 7. "Financial Statements." The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including those identified in "Cautionary Note Regarding Forward-Looking Statements" in Part I of this Annual Report on Form 10-KSB. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties. See "Risk Factors" below for a discussion of other risks and uncertainties.

(Dollars are presented in thousands unless otherwise stated.)

Overview

        We are dedicated to the production of components for energy and infrastructure-related industries. We are primarily focused on the manufacture of components for the wind industry, including tower support structures through our Towers and Fabrication segment, which is comprised of our Tower Tech and RBA subsidiaries, and gearing components through our Gearing Systems segment, which is comprised of our Brad Foote subsidiary. In addition, we completed the acquisition of our EMS subsidiary in January 2008, through which we provide construction and operations support and maintenance and component repairs for wind turbines. We are headquartered in Naperville, Illinois. Our Tower Tech and RBA subsidiaries are located in Manitowoc, Wisconsin. Our Brad Foote subsidiary has locations in Cicero, Illinois and Neville Island, Pennsylvania, and our EMS subsidiary is headquartered in Gary, South Dakota.

        Our operations have historically consisted of manufacturing wind towers for large wind tower integration companies through our Tower Tech subsidiary. We grew significantly through acquisitions during our 2007 fiscal year, which are described below under the heading "Acquisitions." Through these acquisitions, we now offer gearing systems, heavy machine fabrication and construction, and service and maintenance of wind power plants.

Acquisitions

        During October 2007, we made the following two acquisitions:

          On October 1, 2007, we completed the acquisition of all of the outstanding stock of RBA for a total purchase price of $5,000 in cash plus acquisition costs of $197. RBA is a Manitowoc, Wisconsin-based fabricator of components for energy-related industries. We used internal funds to finance the acquisition.

          On October 19, 2007, we completed the acquisition of all of the outstanding stock of Brad Foote for a total purchase price of $133,179. Brad Foote is an Illinois-based manufacturer of gearing systems for the wind turbine, oil and gas, and energy-related industries. The cash portion of the purchase price was financed through a $50,000 private placement of our common stock to five accredited investors: Tontine Capital Partners, L.P. ("TCP"), Tontine Capital Overseas Master Fund, L.P. ("TMF," and together with TCP, the "Original Tontine Investors"), Tontine Partners, L.P. ("TP"), Tontine 25 Overseas Master Fund, L.P. ("T25"), and Tontine Overseas Fund, Ltd. ("TOF"), (collectively with the Original Tontine Investors and affiliates, "Tontine"), and senior convertible subordinated notes in the amount of $25,000 from TP, TMF and TOF. Additionally, we assumed approximately $25,500 of senior debt from Brad Foote.

        Subsequent to the end of our 2007 fiscal year, on January 16, 2008, we completed our acquisition of EMS, a Gary, South Dakota-based service provider of construction and operations and maintenance services to the wind industry. We financed the acquisition through a private placement of our common stock.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for annual financial information and the instructions to Form 10-KSB and Item 310 of Regulation S-B of the Securities and Exchange Commission ("SEC"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and related disclosure of contingent assets and liabilities. Management reviews its estimates on an ongoing basis. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

        While our significant accounting policies are described in more detail in Note 1 to our consolidated financial statements, management believes the following accounting policies to be critical to our financial condition, results of operations, and cash flow, and to require management's most subjective and complex judgments in estimating the effect of inherent uncertainties.

Revenue Recognition

        We recognize revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable, collectibility is reasonably assured, and delivery has occurred per the contract terms. Customer deposits and other receipts are deferred and recognized when earned. Revenue is recognized on a contract-by-contract basis. Depending on the terms of the contract, revenue may be earned by the building of tower sections, building a complete tower, modification to existing towers or sections, or shipment of completed gears. Warranty costs are estimated and accrued based on management's estimates or known costs of corrections.

Cost of sales

        Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. This includes operation and maintenance of our equipment, direct and indirect labor and benefits, repairs and maintenance of our equipment, insurance, equipment rentals, freight in, and depreciation. Freight out to customers is classified as a selling expense and is excluded from cost of sales.

Inventories

        Inventories are stated at the lower of cost or market by comparing the cost of each item in inventory to its most recent sales price or sales order price. Any excess of cost over the net realizable value of inventory components is included in the Company's inventory allowance. Market value of inventory, and management's judgment of the need for reserves, encompasses consideration of other business factors including physical condition, inventory holding period, contract terms, and usefulness. Inventories are valued based on an average cost method that approximates the first-in, first-out (FIFO) basis.

Property and Equipment

        Property and equipment are stated at cost. Expenditures for additions and improvements are capitalized while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently as incurred. Properties sold or otherwise disposed of are removed from the property accounts, with gains or losses on disposal credited or charged to operations.

        Depreciation, for financial reporting purposes, is provided over the estimated useful lives of the respective assets, which range from 3 to 39 years, using the straight-line method. Leasehold improvements are amortized over the shorter of the asset useful life or the lease term.

Goodwill and other intangible assets

        We account for our goodwill and other intangible assets under Statement of Financial Accounting Statements ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, goodwill is not amortized, but is tested for impairment at least annually. Other intangible assets subject to amortization over their respective useful lives are tested for impairment at least annually.

Long-lived assets

        We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The carrying values of long-lived assets, including, but not limited to, capital assets and intangible assets, are amortized over their estimated useful lives, and are periodically evaluated for impairment when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the expected undiscounted future cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. We have reviewed long-lived assets and certain intangible assets with estimable useful lives and determined that the carrying values as of December 31, 2007 are recoverable in future periods.

Consolidation of Variable Interest Entities

        In 2007, we identified two entities requiring consolidation under FASB Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 ("FIN 46(R)"), as follows:

  BFG Cicero, LLC and BFG Pittsburgh, LLC

        As disclosed in Item 2. "Description of Property" above, in 2007, our Brad Foote subsidiary leased two facilities, each owned indirectly by the wife of our Chief Executive Officer. For purposes of analysis under FIN 46(R), we are deemed to be the primary beneficiary of BFG Cicero, LLC and BFG Pittsburgh, LLC, and we have therefore consolidated their financial results. We recognized net pre-tax losses relating to the consolidation of these entities of approximately $95 during 2007. As disclosed in Note 22 to the consolidated financial statements, on February 19, 2008, we exercised an option to purchase each of the two properties from BFG.

Recent Accounting Pronouncements Affecting this Report

FIN 48

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 was effective for the first interim or annual reporting period for the first fiscal year beginning on or after December 15, 2006. FIN 48 applies to all tax positions for income taxes accounted for in accordance with SFAS No. 109. FIN 48 requires that uncertain tax positions be reviewed and assessed, with recognition and measurement of the tax benefit based on a "more likely than not" standard.

        In May 2007, the FASB issued FASB Staff Position FIN 48-1, Definition of a Settlement in FASB Interpretation No. 48 ("FSP FIN 48-1"). FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. In determining whether a tax position has been effectively settled, entities must evaluate (i) whether taxing authorities have completed their examination procedures; (ii) whether the entity intends to appeal or litigate any aspect of a tax position included in a completed evaluation; and (iii) whether it is remote that a taxing authority would examine or re-examine any aspect of a taxing position. FSP FIN 48-1 is to be applied upon the initial adoption of FIN 48.

        We adopted the provisions of FIN 48 and FSP FIN 48-1 on January 1, 2007. At that time, the Company concluded there were no uncertain tax positions warranting adjustments to reflect the cumulative effect of adopting these standards. See Note 13—"Income Taxes" for further discussion of the impact of the application and adoption of these standards.

SAB 108

        In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statement ("SAB 108"), which provides interpretive guidance on how registrants should quantify financial statement misstatements. SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related disclosures using both the rollover and the iron curtain approach. SAB 108 applies to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial condition or results of operations.

Accounting Pronouncements Not Yet Adopted in this Report

SFAS 157

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

        In February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP 157-2"), which delayed the effective date by which companies must adopt the provisions of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations, or cash flows.

SFAS 159

        In February 2007, the FASB issued Statement of Financial Accounting Standards Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS 159 will have a material impact on our consolidated financial position, results of operations, or cash flows.

SFAS 141(R)

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations ("SFAS 141R"), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. We are currently evaluating the effect of the adoption of SFAS 141R, but do not presently anticipate it will have a material impact on our consolidated financial position or results of operations.

SFAS 160

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have evaluated the effect of the adoption of SFAS 160, but do not presently anticipate it will have a material effect on our consolidated financial position or results of operations, as all subsidiaries are 100% owned.

SFAS 161

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement is intended to enhance required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the effect of adoption of SFAS 161, but do not presently believe that it will have a material effect on our consolidated financial position or results of operations.

Consolidated Results of Operations
(in thousands, except share data)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        The consolidated results of operations for the year ended December 31, 2007 include those of Brad Foote and RBA since the date of each respective acquisition. The following table sets forth selected consolidated financial data for the periods indicated.

	Twelve Months Ended December 31,				Change
	2007(1)%		2006	%	$	%(2)
	(in thousands, except for percentages)
Net sales	$29,804	100.0%	$4,023	100.0%	$25,781	640.8%
Cost of sales	25,865	86.8%	4,822	119.9%	21,043	436.4%

Gross margin (deficit)	3,939	13.2%	(799)	(19.9)%	4,738	593.0%
Operating expenses
Selling, general, and administrative expenses	5,724	19.2%	1,251	31.1%	4,473	357.6%
Depreciation and amortization	1,750	5.9%	21	0.5%	1,729	8233.3%
Merger transaction costs	—	0.0%	250	6.2%	(250)	(100.0)%

Total operating expenses	7,474	25.1%	1,522	37.8%	5,952	391.1%

Operating loss	(3,535)	(11.9)%	(2,321)	(57.7)%	(1,214)	(52.3)%
Other income (expense)
Interest expense	(1,239)	(4.2)%	(411)	(10.2)%	(828)	201.5%
Interest income	400	1.3%	—	0.0%	400	N/A
Realized loss on foreign currency transactions	(15)	(0.1)%	(3)	(0.1)%	(12)	400.0%
Other, net	83	0.3%	—	0.0%	83	N/A
Income (expense) relating to variable interest entity	(95)	(0.3)%	—	0.0%	(95)	N/A

Other income (expense), net	(866)	(2.9)%	(414)	(10.3)%	(452)	(109.2)%

Net loss before provision for income taxes	(4,401)	(14.8)%	(2,735)	(68.0)%	(1,666)	(60.9)%
Provision for income taxes	(1,039)	(3.5)%	—	0.0%	(1,039)	N/A

Net loss	$(3,362)	(11.3)%	$(2,735)	(68.0)%	$(627)	(22.9)%

(1)
Our Brad Foote subsidiary comprises 100% of our Gearing Systems segment, and was acquired in the fourth quarter of 2007. The results presented include our Gearing Systems segment from the date of the Brad Foote acquisition, October 19, 2007 through the end of our fiscal year. Refer to our 8-K/A filed January 4, 2008 for further information on the 2007 financial results of Brad Foote. Our RBA subsidiary was acquired in the fourth quarter of 2007; hence its results are presented from the date of acquisition, October 1, 2007 through the end of our fiscal year. Refer to our 8-K/A filed November 13, 2007 for further information on the 2007 and 2006 financial results of RBA.

(2)
N/A indicates percentage change is not applicable or not meaningful as one of the years presented is zero.

        Our results for the year ended December 31, 2006 include our Tower Tech Systems subsidiary only. We believe the table below is helpful in analyzing the consolidated results of operations for the year ended December 31, 2007. The table below presents 2007 results of operations by segment. Please refer to the Results of Operations by Business Segment for further discussion on the financial performance of our business segments.

	Twelve Months Ended December 31, 2007
	Towers & Fabrication	Gearing Systems	Other	Total
	(in thousands, except for percentages)
Net sales	$12,829	$16,975	$—	$29,804
Cost of sales	8,098	17,767	—	25,865

Gross profit (loss)	$4,731	$(792)	$—	$3,939

        Revenues and Cost of Sales.    For the 2007 fiscal year, consolidated net sales were $29,804, with related cost of sales during that period of $25,865, for a gross profit of $3,939. In comparison, during 2006, we generated revenues of $4,023, with related cost of sales of $4,822, for a gross loss of $(799). The $25,781 increase in consolidated revenues from 2006 to 2007 was primarily due to the introduction of our Gearing Systems segment in October 2007 and an increase in production at Tower Tech.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses ("SG&A") increased to $5,724 for the 2007 fiscal year from $1,251 for the 2006 fiscal year. The overall increase to SG&A is largely due to the inclusion of our Gearing Systems segment, and is also attributable to increased legal and accounting expenses in 2007 related to the costs associated with being a public company, including SEC and Sarbanes-Oxley Section 404 compliance. Our Gearing Systems segment incurred administrative expenses related to new public company requirements. We also added a new Chief Executive Officer, President, Chief Financial Officer and several other accounting and administrative professionals in 2007. We also incurred $142 of stock-based compensation expense in connection with stock option grants made under our Equity Incentive Plan, which was approved by our Board in August 2007. There was no such plan or related expense in 2006. As a percentage of net sales, SG&A was 19.2% for 2007, as compared to 31.1% for 2006.

        Depreciation and Amortization Expense.    Amortization expense increased to $1,750 for the 2007 fiscal year from $21 for the 2006 fiscal year. As a percentage of net sales, amortization expense increased to 5.9% in 2007, compared to 0.5% for 2006. The overall increase in amortization expense is attributable to our acquisition of Brad Foote and RBA, and the related amortization of acquired intangible assets. Amortization expense related to intangible assets of Brad Foote and RBA was $1,655 for 2007.

        Merger Transaction Costs.    In 2006, we expensed approximately $250 of legal and consulting costs related to the acquisition of Blackfoot. In 2007, costs of $734 related to our acquisitions of Brad Foote and RBA were capitalized as part of the net assets acquired with each business.

        Stock-based Compensation Expense.    In connection with stock option grants made under our Equity Incentive Plan, which was approved by our Board in August 2007, we incurred $142 of stock-based compensation expense. There was no such plan or related expense in 2006.

        Other Income (Expense), Net.    Other income (expense) is comprised primarily of interest income and expense. Interest expense was $1,239 in for the 2007 fiscal year, compared to $411 for 2006. The increase is primarily attributable to the long-term debt obligations assumed in the acquisition of Brad Foote. We earned $400 of interest income during the year ended December 31, 2007 as a result of excess funds placed in money market accounts, as compared to $0 for the year ended December 31, 2006. We expect interest expense to increase in the future due to the issuance of senior subordinated convertible promissory notes, as described below under the heading "Liquidity and Capital Resources" and in Note 8 to the consolidated financial statements in Item 7 of this Annual Report.

        What follows is a more detailed analysis of our operating results by business segment for the years ended December 31, 2007 and 2006.

Results of Operations by Business Segment
(in thousands, except share data)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        At the close of our 2007 fiscal year, we were managing and reporting operating results through two business segments: Towers and Fabrication and Gearing Systems. In addition, we acquired EMS in January 2008 and expect to manage and report its operating results under a newly-formed third segment: Service and Maintenance. The financial condition and results of operations of EMS are not included in this Annual Report on Form 10-KSB, and our financial results do not reflect the acquisition. As discussed in Note 19 to our consolidated financial statements, "Segment Information," our management uses revenue and gross margin to evaluate segment performance and allocate resources among segments. Operations data for fiscal 2007 is summarized by segment below:

Towers & Fabrication Segment

        The table below presents the results of operations of our Towers and Fabrication segment for the years indicated.

	Twelve Months Ended December 31,				Change
	2007(1)%		2006	%	$	%
	(in thousands, except for percentages)
Net sales	$12,829	100.0%	$4,023	100.0%	$8,806	218.9%
Cost of sales	8,098	63.1%	4,822	119.9%	3,276	67.9%

Gross profit (loss)	$4,731	36.9%	$(799)	(19.9)%	$5,530	692.1%

(1)
We acquired RBA in the fourth quarter of 2007; hence its results are included from the date of acquisition, October 1, 2007 through the end of our fiscal year. Refer to our 8-K/A filed November 13, 2007 for further information on the 2007 and 2006 financial results of RBA.

        Revenues and Cost of Sales.    For the 2007 fiscal year, net sales were $12,829, with related cost of sales during that period of $8,098, for a gross profit of $4,731, or 36.9%. In comparison, during 2006, we generated revenues of $4,023, with related cost of sales of $4,822, for a gross loss of $(799) or (19.9%). Our lower cost to revenue ratio during 2007 was largely attributable to a relatively lower indirect cost per unit due to higher product volumes. During 2007, we saw continued improvement in our production costs due to increased efficiency in our manufacturing processes and ongoing training programs. The increase to net revenue in 2007 was also attributable to the fact that we had increased volumes during the 2007 fiscal year, as compared to limited production for the 2006 fiscal year.

Gearing Systems Segment

        The table below presents the results of operations of our Gearing Systems segment for the period from October 19, 2007 to December 31, 2007. All amounts, except percentages, are in thousands:

Twelve Months Ended December 31,
2007(1)%
(in thousands, except for percentages)
Net sales	$16,975	100.0%
Cost of sales	17,767	104.7%

Gross loss	$(792)	(4.7)%

    (1)
    Our Brad Foote subsidiary comprises 100% of our Gearing Systems segment and was acquired in the fourth quarter of 2007. The period presented is from the date of acquisition, October 19, 2007, through the end of our fiscal year. Refer to our 8-K/A filed October 24, 2007 for further information on the 2007 and 2006 financial results of Brad Foote.

        Revenues and Cost of Sales.    Net sales for the period were $16,975. Related cost of sales were $17,767, which resulted in a gross loss of $792 or (4.7%). The gross loss was due, in part, to required purchase accounting treatment, in accordance with SFAS 141, for our acquisition of Brad Foote. The purchase accounting required a write up of our beginning inventories and fixed assets to fair market values. Our costs of sales increased as a result of the relief of increased inventory values and the depreciation on increased fixed asset values. The impact of the purchase accounting decreased margins $1,292 or (7.6%) for the period. The negative impact resulting from the relief of increased inventory values ($862) is a non-recurring item. We also experienced significant increased labor and training expenses, due to the addition of approximately 100 workers, higher repairs and moving costs resulting from Brad Foote's plant expansion up to approximately 500,000 square feet, equipment moving expenses and the reorganization of our manufacturing floor layout. Further, we wrote down inventories as a result of a year-end physical count and increased reserves for excess and obsolete items.

Liquidity and Capital Resources
(in thousands, except share data)

        During the 2007 fiscal year, we made significant investments in growing our business through the acquisitions of Brad Foote and RBA. The acquisitions required significant amounts of capital, which were provided by our existing cash balance, private placements of our common stock, and borrowings from various parties.

        Our primary operational liquidity and capital requirements have been for expenses associated with the purchase and maintenance of property and equipment that will improve our manufacturing efficiency, as well as expenses and investments related to our general business needs. Our main sources of liquidity and capital have been cash from operations and cash from financing activities.

        At December 31, 2007, we had cash of $5,782 and a working capital deficit of $27,697 compared to cash of $125 and a working capital deficit of $7,814 at December 31, 2006. The increases in cash were due primarily to the proceeds from our March and October 2007 private placements of common stock. The major source of the working capital deficit was the cost of acquisitions and increases in accounts receivable.

Operating Cash Flows

        Net cash used by operations was $132 for 2007 compared to $711 of cash used in operations for 2006. For the 2007 fiscal year, our net loss was $3,362 compared to a net loss of $2,735 for the 2006 fiscal year. The increase in revenue during 2007 created a significant increase in operating capital needs for accounts receivable, and with the cash received from the March 2007 private placement offering, significant payments were made against accounts payable and accrued liabilities. In addition, customer deposits for future orders contributed $1,135 to cash provided by operations.

Investing Cash Flows

        Cash used in investing activities totaled $82,328 for 2007 as compared to $408 of cash used in investing activities for 2006. Our primary uses of investing cash flow in 2007 related to $76,474 paid for the acquisitions of Brad Foote and RBA. As a result of the acquisitions, we incurred transaction costs of $735 in 2007. Also in 2007, in connection with the acquisition of EMS, which was still pending as of December 31, 2007 and did not close until January 2008, we incurred $331 of related transaction costs for due diligence work and other professional fees. Upon closing of the acquisition in January 2008, we used approximately $1,200 of internal funds to finance a portion of the cash distribution. The remainder of the EMS acquisition was financed through a $17,225 private placement to Tontine. We expect to continue pursuing acquisitions, and will incur related transaction costs as we invest in our business.

        Purchases of property and equipment totaled $5,854 for 2007, compared to $408 for 2006, reflecting our continued investment in equipment to improve efficiency and capacity.

Financing Cash Flows

        Net cash provided by financing activities was $88,117 for 2007, primarily as a result of the March and October 2007 private placements of our common stock in the amount of $65,400, offset by payments and retirement of notes payable and long-term debt in the amount of $6,292. Proceeds of long term debt were $3,759. In comparison, cash of $1,078 was provided by financing activities during 2006, consisting primarily of borrowings from related parties and additional third-party debt. In addition, during the third quarter of 2007, we entered into three capital equipment leases totaling $756, with monthly payments of approximately $15 per month and expiration dates ranging from one to five years.

        Prior to March 2007, we financed our operations primarily through capital contributed by, and borrowings from, certain stockholders (the "Founding Stockholders"), as well as through borrowings from financial institutions with personal guarantees being provided by the Founding Stockholders. On March 1, 2007, we obtained proceeds of $15,400 from a private placement to the Original Tontine Investors. Proceeds from this sale were used to reduce existing debt, and were used to purchase equipment and for working capital and general corporate purposes. In connection with the closing of the March 2007 securities purchase agreement, we also issued shares of common stock to our then-current officers, directors, and principal stockholders, four persons total, as repayment of $1,083 in loans.

        During the fourth quarter of 2007, our acquisition of RBA required the use of $5,000 of our cash reserves, as consideration for all of the outstanding stock of RBA. However, the financing transactions that we executed with Tontine in connection with our acquisition of Brad Foote on October 19, 2007 yielded approximately $11,000 of proceeds in excess of the amount needed to fund the acquisition. To date, we have used most of these proceeds as working capital and for general corporate purposes. We intend to secure additional financing to continue or expansion of our operations to complete our strategic growth plans.

        In connection with our acquisition of Brad Foote and $50,000 private placement to Tontine, TP, TMF and TOF provided us with senior subordinated convertible promissory notes in the aggregate principal amount of $25,000 (the "Notes"). The Notes, which accrue interest at 9.5% per annum until July 19, 2008 and 13.5% thereafter, mature on October 19, 2010 and are subject to acceleration upon customary events of default. For each Note, we must repay 10% of the original principal amount on the first anniversary of issuance, 40% of the original principal amount on the second anniversary and the remaining outstanding balance on the third anniversary. Each Note holder has the right to convert both (i) the outstanding principal of its Note, and (ii) any interest thereon (including both paid-in-kind interest and accrued and unpaid interest) into newly issued shares of our common stock at a conversion rate of $7.50 per share (the "Conversion Rights"). The Conversion Rights became effective January 19, 2008, but the Notes contain certain constraints on the timing of exercise. As of December 31, 2007, $25,000 of principal was outstanding on the Notes, and approximately $488 of interest had accrued. We elected to pay this interest in kind, which increased the total principal amount of the Notes to approximately $25,475. Based on the conversion rate of $7.50 per share, the TP, TMF and TOF Notes would be convertible to 1,653,333, 600,000 and 1,080,000 shares, respectively. As of March 31, 2008, none of TP, TMF or TOF has provided official notice of their intent to exercise their Conversion Rights in whole or in part, however, management believes it is more likely than not that they will choose to exercise their rights.

        In connection with our acquisition of Brad Foote, we also assumed approximately $25,500 of outstanding senior debt, which is comprised of the following loans that Brad Foote has obtained from LaSalle Bank National Association ("LaSalle") pursuant to a Loan and Security Agreement dated as of January 17, 1997, as amended (the "Loan Agreement"), which continued upon closing of the acquisition: (i) a $7,000 revolving line of credit loan (the "Revolving Loan"); (ii) a consolidated term loan in the original principal sum of approximately $7,800 (the "Term Loan"); (iii) an $11,000 non-revolving equipment line of credit (the "Equipment Loan"); and (iv) a $9,000 non-revolving equipment line of credit with a term conversion feature (the "Equipment Loan No. 2"). Because these loans were almost fully drawn on the date the Brad Foote acquisition was completed, we do not expect the proceeds from these loans to significantly increase our future cash flows from financing activities. We used proceeds from these loans to fund the operations and expansions of our Brad Foote subsidiary.

        The Revolving Loan, which matures on June 30, 2008, had approximately $5,700 outstanding at closing of the Brad Foote acquisition, with $7,899 outstanding at December 31, 2007. Interest is payable monthly and accrues on Revolving Loan advances at a variable rate of Prime minus 1% (the "Base Rate"). The Term Loan, which matures on January 31, 2011, had approximately $5,300 outstanding at closing of the Brad Foote acquisition, with $4,900 outstanding at December 31, 2007, and requires monthly principal and interest payments. The monthly amount of principal due is $132 and interest accrues on the outstanding balance of the Term Loan at the Base Rate. The Equipment Loan had approximately $10,100 outstanding at closing of the Brad Foote acquisition with $9,500 outstanding at December 31, 2007. The equipment loan included an option to convert the obligation to a term note on April 29, 2007. This conversion was effected, making the outstanding principal balance payable in monthly principal installments of $183 commencing on May 31, 2007, maturing on April 30, 2012. Interest accrues on the outstanding balance of the converted term loan at the base rate. The Equipment Loan No. 2, which matures on June 30, 2013, had approximately $4,500 outstanding at closing of the Brad Foote acquisition with $5,900 outstanding at December 31, 2007. The Equipment Loan No. 2 includes an option to convert the obligation to a term note. Interest is payable monthly at the Base Rate until June 30, 2008, at which point Brad Foote must make monthly payments consisting of principal and interest.

        The Loan Agreement states that the Revolving Loan, Term Loan, Equipment Loan and Equipment Loan No. 2 are secured by all of the assets of Brad Foote and that Brad Foote must maintain insurance on the collateral. The Loan Agreement requires Brad Foote to comply with standard covenants, including financial covenants relating to ratios of cash flow coverage and senior debt to EBITDA, and to submit our annual audited financial statements to LaSalle at the close of each fiscal year. In addition, Brad Foote must maintain a $1,000 key man life insurance policy upon the life of J. Cameron Drecoll, who served as Brad Foote's president prior to the acquisition and became our chief executive officer when the acquisition was completed. Each of the Revolving Loan, Term Loan, Equipment Loan and Equipment Loan No. 2 become immediately due and payable upon breach of any covenants or representations made by Brad Foote in the Loan Agreement and upon other customary events of default. As of December 31, 2007, the Company was in violation of certain financial covenants with LaSalle Bank. We secured covenant waivers related to these loans through March 31, 2008 and do not anticipate an inability to comply with these covenants in the future. In addition, the covenants contained in the Loan Agreement include restrictions on Brad Foote's ability to make distributions or dividends and incur indebtedness, which could ultimately affect our ability to undertake additional debt or equity financing. If these covenants prevent us from securing additional financing when necessary, we plan to evaluate alternate sources of funding.

        On October 4, 2007, our Tower Tech subsidiary obtained a secured line of credit from Investors Community Bank in the amount of $2,500, which was increased to $5,500 on March 21, 2008. All advances to Tower Tech under the line of credit are guaranteed in full by Broadwind and RBA.

        Subsequent to December 31, 2007, we assumed approximately $2,500 of outstanding senior debt in connection with our acquisition of EMS. The debt is comprised of various loans, which mature on dates from May 2008 to April 2013.

        In the upcoming year, we plan to finance operations, including equipment purchases and other capital expenditures, with working capital and external financing. We believe that we will need to raise additional funding in the near term to finance operations and meet revenue, profitability and strategic goals for the foreseeable future. In addition, we continue to evaluate and assess potential strategic acquisition targets. Cash requirements from any future acquisitions may be substantial; however, we cannot estimate the cash or other consideration that may be required to finance such transactions. We expect to be able to procure financing upon reasonable terms in order to finance operations and acquisition activity. However, if we are unable to do so, or if we do not meet our anticipated future revenue levels, management is committed to taking actions necessary to ensure the conservation of adequate cash to continue to finance our operations.

Interest Rate Risk

        The Company hedges certain of its variable interest debt with fixed rate interest rate swaps. These swaps resulted in a charge of $174, which is reported within interest expense.

Off-Balance Sheet Arrangements

        The Company uses derivative financial instruments to manage well-defined commodity price risks and does not use them for speculation or trading purposes. Specifically, the Company uses forward contracts to reduce the volatility of electricity prices. These contracts meet the settlement requirements under SFAS No. 133 and qualify for the normal purchases and normal sales exclusions as defined by SFAS No. 133. The Company's Brad Foote subsidiary has also committed to a long-term agreement to purchase 100% of its electricity requirements from a single provider through January 2009, a portion of which are purchased at fixed prices. The committed electricity quantities are substantially lower than Brad Foote's actual energy usage; hence, the Company's exposure is considered minimal.

Available Information

        All reports filed electronically by Broadwind with the Securities and Exchange Commission ("SEC"), including its Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, Proxy and Information Statements, other information and amendments to those reports filed (if applicable), are accessible at no cost by contacting Broadwind's Investor Relations department, the contact information for which is available on our website, www.broadwindenergy.com. These filings are also accessible on the SEC's website at www.sec.gov. The public may read and copy any materials filed by Broadwind with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Risk Factors and Cautionary Note Regarding Forward—Looking Statements

        Our business and results of operations are subject to numerous risks, uncertainties, and other factors that you should be aware of, some of which are described below. In addition, certain statements in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that are not historical fact, may be deemed forward-looking statements. In some cases, forward- looking statements can be identified by words such as "believe," "expect," "anticipate," "plan," "potential," "continue," "intend" or similar expressions. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are based upon current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Any forward-looking statements made herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include or relate to the following: (i) our beliefs with respect to the sufficiency of our working capital and our plans to obtain external funding; (ii) our beliefs relating the likelihood that outstanding convertible debt will be converted to common stock; (iii) our beliefs regarding compliance with environmental laws and regulations; (iv) our intended use of segment information and our expectations relating to allocation of resources; (v) our intended use of proceeds from financing activities; (vi) our expectations relating to compliance with loan covenants and ability to obtain necessary waivers for covenants in the event of a default; (vii) our expectation that interest expense will increase in the future; (viii) our expectations with respect to our dividend policy; (ix) our expectations with respect to procurement of steel and other raw materials; (x) adequacy of our leased space; (xi) our strategic goals, including recruiting employees, expanding our product offerings and manufacturing capacity, developing existing customer relationships, improving efficiency and leveraging technology, and expanding our market share in North America; (xii) expectations relating to operations of EMS; (xiii) expectations relating to acquisition activity and expansion plans; and (xiv) our plans relating to improving of our internal controls. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We caution investors that many important factors, some of which are listed below, have affected, and in the future could affect, our actual results of operations and cause such results to differ materially from those anticipated in forward- looking statements made in this Annual Report on Form 10-KSB and elsewhere by us or on our behalf. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that investors should take into account when making investment decisions. For more information concerning risks and uncertainties related to our business, refer to our prior 10-KSBs, 10-QSBs, other Securities and Exchange Commission filings, and investor relations materials. You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not intend to update publicly or revise any forward-looking statements except as required by law.

        Our actual results may vary materially from those projected due to certain risks and uncertainties such as the following:

Our plans to grow and diversify through acquisitions and internal expansion may not be successful, which could result in poor financial performance.

        As part of our business strategy, we intend to acquire new businesses. We may not be able to identify appropriate acquisition candidates or successfully negotiate, finance or integrate acquisitions. If we are unable to make acquisitions, we may be unable to realize the growth we anticipate. Future acquisitions could involve numerous risks including difficulties in integrating the operations, services, products, and personnel of the acquired business; and the potential loss of key employees, customers and suppliers of the acquired business. If we are unable to successfully manage these acquisition risks, future earnings may be adversely affected.

        We also plan to grow our existing business through increased production levels at existing facilities, and potentially through expansion to new manufacturing facilities and locations. Such expansion will require coordinated efforts across the Company and enhancements to our current operating infrastructure, including management and operations personnel, systems and equipment, and property. Difficulties or delays in acquiring and effectively integrating such new facilities may adversely affect future performance.

Volatile financial markets or our own operating performance and liquidity could restrict our ability to access capital, and may increase our borrowing costs.

        We rely on access to both short- and long-term capital markets as a source of liquidity for capital requirements not satisfied by cash flows from operations. If we are not able to access capital at competitive rates, the ability to implement our business plans may be adversely affected. Market disruptions or a downgrade of our credit ratings may increase the cost of borrowing or adversely affect our ability to access one or more financial markets.

        Additionally, our current short- and long-term debt agreements contain various covenants requiring certain working capital ratios and cash flow benchmarks to be met. Thus, violations of such covenants may restrict our ability to obtain the additional financing we need to implement our growth strategy, and may affect our ability to continue as a going concern. In the event of a loan covenant violation and inability to obtain waivers, our loans would be due immediately and our ability to obtain financing could be severely impacted.

A disruption of economic growth in the wind industry could negatively impact our results of operations and growth.

        Our business segments are focused on supplying products and services to wind turbine manufacturers and owners and operators of wind power plants. The development of wind power plants is highly dependent upon the federal production tax credit and the existence of renewable portfolio standards and other state incentives.

        Renewable portfolio standards are state specific statutory provisions specifying that electric utilities generate a certain amount of electricity from renewable energy sources or devote a certain portion of its plant capacity to renewable energy sources. Additionally, certified renewable energy generators earn certificates for every unit of electricity they produce and can sell these along with their electricity to supply companies. These standards have spurred significant growth in the wind energy industry and a corresponding increase in the demand for our manufactured products. Currently, 25 states have renewable energy portfolio standards in place and two states have voluntary utility commitments to generate a specific percentage of their electricity from renewable sources. The enactment of renewable portfolio standards in additional states or any changes to existing renewable portfolio standards may impact the demand for our products.

        Currently, only wind generation electricity facilities that are placed in service on or prior to December 31, 2008 are eligible to receive a federal production tax credit. The production tax credit provides a material incentive for developing wind energy projects and thereby impacts the demand for our manufactured products. The federal production tax credit is set to expire on December 31, 2008, and Congress has not yet renewed or extended the credit beyond 2008. The failure of Congress to extend or renew the federal production tax credit could significantly delay the development of wind power plants and the demand for production of turbines and towers. Any delay or failure to renew the federal production tax credit would have a material adverse impact on our business and results of operations.

We face intense competition from industry participants who may have greater resources than we.

        Our businesses are subject to risks associated with competition from new or existing industry participants who may have more resources and better access to capital. Many of our competitors and potential competitors may have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. These industry participants compete with our subsidiaries based upon price, quality, location, available capacity, and several other factors. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Some of our competitors may also be able to provide customers with additional benefits at lower overall costs to increase market share. We cannot be sure that we will be able to match cost reductions by our competitors.

We rely on the services of key personnel and unionized labor, the loss of which could adversely affect the future success of the Company.

        We are highly dependent on the services of key personnel and executive officers, and have collective bargaining agreements with certain of our operations workforce. The loss of the services of these and other personnel, whether through terminations, attrition, labor strike, or otherwise, or a material change in our collective bargaining agreements, could have a material adverse impact on us and our future profitability. Collective bargaining units in place at our Brad Foote subsidiary's Pittsburgh and Cicero facilities are under contract through 2009 and 2010, respectively.

Disruptions in the supply of parts and raw materials, or changes in supplier relations, may negatively impact our operating results.

        Raw material costs for items such as steel have increased significantly and may continue to increase. Limitations on availability or increases in the cost of raw materials, including steel, the cost of energy, transportation and other necessary services may impact our operating results, because our manufacturing businesses may not be able to pass on the cost of such increases to their respective customers. In addition, we may encounter supplier constraints, be unable to maintain favorable supplier arrangements and relations or be affected by disruptions in the supply chain caused by such events as natural disasters, power outages and labor strikes. In the event of a significant increase in the price of raw materials, particularly steel, our margins and profitability could be negatively impacted.

Restrictions on transport and rapidly rising fuel costs could affect distribution access to certain geographical areas.

        Rising fuel cost and transport restrictions could negatively impact transport of large products such as towers. This could cause customers to source towers closer to wind farm developments, and could negatively impact our revenues.

Trade restrictions may present barriers to entry in certain international markets.

        Restrictions on trade with certain international markets could affect our ability to expand into these markets. In addition, the existence of government subsidies available to our competitors in certain countries may affect our ability to compete on a price basis.

We are substantially dependent on a few significant customers.

        Each of our segments have significant customers and concentrated sales to such customers. If our relationships with significant customers should change materially, it would be difficult to immediately and profitably replace lost sales.

Material weaknesses or other deficiencies in our internal control over financial reporting, including potential failure to prevent or detect errors or fraud, could affect the accuracy of our reported financial results.

        Management and our auditors have identified certain material weaknesses as referenced in Item 8A Controls and Procedures. Internal control weaknesses or deficiencies could affect our ability to close our financial reporting on a timely basis or report accurate numbers. In addition, acquisitions of companies lacking sufficient financial and internal control expertise may affect our ability to comply with public company reporting requirements in the future, including meeting filing deadlines established by the Securities and Exchange Commission, and ensuring that our Company-wide controls and procedures are adequate to provide financial information in a timely and reliable matter. We may incur substantial additional costs to bring acquired companies' systems into compliance with Section 404. Our ability to attract and retain qualified financial experts will also impact our ability to comply with financial reporting and Sarbanes-Oxley regulations. If we are not able to maintain the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC. This type of action could adversely affect our financial results or investors' confidence in our company and our ability to access capital markets and could cause our stock price to decline.

ITEM 7.    FINANCIAL STATEMENTS

        See pages beginning with page F-1 for the audited consolidated financial statements of the Company.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        As reported in a Form 8-K filing on December 21, 2007, we dismissed our former auditor and engaged Grant Thornton LLP as our independent auditor, which became effective on December 17, 2007. We have not had any disagreements with our current or former auditors.

ITEM 8A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covering this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Due to the material weaknesses described below, our disclosure controls and procedures did not ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        Following the acquisition of Brad Foote (described in Note 3 to the consolidated financial statements), the makeup of our Board of Directors changed, including the positions of our chief executive officer and other directors. We established an Audit Committee on October 25, 2007, and designated a financial expert as chairperson. While our full Board of Directors retains ultimate responsibility for our financial reporting and system of internal controls, our Audit Committee will provide oversight of our internal control over financial reporting and financial reporting and disclosure.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

        A material weakness (as defined in SEC Rule 12b-2) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

        Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2007. As discussed in further detail below, management's assessment excludes assessment of internal control over financial reporting of Brad Foote Gear Works, Inc., which was acquired on October 19, 2007. Brad Foote had a significant impact on the Company's consolidated financial statements as of and for the year ended December 31, 2007, and is expected to have a significant impact in future periods.

        The Company has experienced significant growth through acquisitions during 2007, and significant resources were committed to effecting the transactions and integrating the acquired businesses. Accordingly, such acquisitions limited the available time of management and others charged with establishing, implementing, and monitoring internal control over financial reporting, and material weaknesses were noted as of December 31, 2007. While management is in the process of remediating material weaknesses and other deficiencies, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

        Management has identified the following material weaknesses in internal control over financial reporting as of December 31, 2007; some of these internal control deficiencies may also constitute deficiencies in our disclosure controls:

        Accounting Policies and Procedures:    In years prior to 2007, we did not have detailed policies and procedures in place to document our control structure and provide a basis for the evaluation of internal control design or operating effectiveness. This weakness was previously identified by management and still existed as of December 31, 2007. During 2007, we engaged outside consultants to aid in the development of detailed process-level policies and procedures. In future periods, we expect these changes to our documented policies and procedures to enhance the overall quality of our control environment, including our ability to monitor and assess internal control over financial reporting.

        IT Environment, General Ledger System:    We do not currently employ a sophisticated accounting and reporting system to report our results of operations and financial condition and consolidate each of our subsidiaries. Subsidiaries currently each have separate accounting systems and must be manually consolidated. We do not currently have in place adequate access or change controls to these systems. Management is currently in the process of implementing a new accounting system in our Towers and Fabrication segment, which we expect to address and remediate the deficiencies identified in our current accounting system.

        Financial Close and Reporting:    Due to the limitations discussed with our accounting systems and the need for manual consolidation, our financial closing and reporting process is susceptible to material error. Our closing process also relies on manual reconciliations of other material accounts that are not entirely segregated among different individuals. We lack significant expertise related to compliance with certain non-routine SEC reporting requirements and other legal matters requiring public disclosure. Though we employ experienced CPAs with backgrounds in public accounting and technical matters of GAAP, our recent acquisitions and the integration of the acquired companies into our financial closing process have presented significant challenges, which are expected to be addressed in part by the system implementation described above. In addition to the system implementation, we have relied on compensating measures including: enhanced communication and involvement of outside legal counsel in reporting and disclosure matters, and the addition of our Audit Committee, the chair of which is a financial expert with extensive public accounting and auditing experience.

        Internal Financial Expertise:    With respect to complex transactions such as our recent acquisitions of Brad Foote and RBA, accounting for income taxes, and application of other emerging accounting standards, we have historically relied on the work of outside consultants to aid in the application of GAAP and the preparation of financial statements in accordance with GAAP. Management is currently evaluating its personnel needs and plans to address this material weakness through the hiring of one or more individuals with the requisite accounting expertise, to supplement our current team of experienced CPAs in our accounting and financial reporting functions.

        Application Access, Segregation of Duties:    Due to our size and growth, we have not been able to maintain adequate segregation of duties in certain critical processes. Where possible, we have put compensating controls in place to mitigate the risk presented by inadequate segregation of duties. Through the course of our acquisition integration and system implementation, we are currently in the process of realigning personnel and reviewing access rights to remediate this weakness.

        User Developed Applications:    As discussed above in IT Environment, General Ledger System, we do not currently employ a sophisticated accounting and financial reporting system. As a result, in preparing our consolidated financial statements, we employed the use of various spreadsheets and database programs ("User Developed Applications"). The User Developed Applications are utilized in calculating and tracking several material accounts and amounts, including various estimates and cost allocations, reconciliations, amortization and rollforward schedules, and other areas. At December 31, 2007, most User Developed Applications were not secured as to access, logical security, changes, or data integrity. In 2008, we have begun an effort to identify all of our User Developed Applications and intend to remediate the weakness through controls in the User Developed Applications themselves or compensating controls. These efforts, along with implementation of our new general ledger and reporting system, which seeks to eliminate the need for User Developed Applications in critical processes, are expected to continue into 2008. We believe that with the passage of sufficient close and reporting cycles to evidence operation of these compensating controls, the material weakness will be remediated.

        Process-Level Controls:    As a result of the preceding material weaknesses described, many of our process-level controls also contain material weaknesses. We have identified additional material weaknesses in several cycles, including revenues, expenditures, income taxes, and treasury. The remediation measures described above are expected to reduce future deficiencies in these and other cycles.

        As discussed in Note 3 to the consolidated financial statements, on October 19, 2007, we completed the acquisition of Brad Foote. As of and for the year ended December 31, 2007, this acquisition comprised 88% of consolidated total assets and 57% of consolidated total revenues. This acquired business has been excluded from management's assessment of internal control as of December 31, 2007. Though management did not perform a complete assessment, from the date of acquisition through our fiscal year end, we identified several items that represent material weaknesses or significant deficiencies in the internal control over financial reporting at Brad Foote as of December 31, 2007. These potential material weaknesses are summarized below:

  •
  Inventory.    Routine physical inventory counts and related reconciliations of book-to-physical were not performed in a timely manner during the year or subsequent to year-end. The process for maintenance of perpetual inventory records and related accounting for scrap and cost of goods sold lacked controls to ensure an accurate perpetual inventory balance. Additionally, raw materials pricing was subject to manual override, causing overstated unit costs and related errors in inventory and cost of goods sold balances. However, a complete physical inventory was taken at December 29, 2007 which became the basis of the inventory valuation at year end.

  •
  Cost accounting.    Controls relating to the accumulation and recording of labor and overhead were lacking in design and operating effectiveness. Variances were not regularly analyzed, and amounts were not consistently applied to inventory balances.

  •
  Accounts receivable.    Monitoring controls were not in place to ensure the appropriate application of payments, month-end account reconciliations, or related reserves.

  •
  Billing and sales.    Revenue recognition controls were not in place to ensure revenue was not recognized prior to fulfillment of applicable recognition criteria, and that sales were appropriately cut off at year-end.

  •
  Capital Expenditures.    No formal policy existed for accounting for capital expenditures. Major capital projects related to production equipment were not adequately tracked and capitalized.

  •
  Internal Financial Expertise.    The financial management of the company lacked the financial expertise to comply with public company requirements. This lack of expertise had a significant impact on the ability to timely close the financial statements.

  •
  Accounting Policies & Procedures.    The company did not have detailed policies and procedures in place to document their control structure and provide a basis for the evaluation of internal control design or operating effectiveness.

        Since the acquisition of Brad Foote, management has worked closely with existing personnel, and has begun remediation efforts to reduce the risks presented by the existing material weaknesses and significant deficiencies. Since year end, we have added new financial personnel with the expertise to handle the requirements of public company reporting. We have implemented physical inventory procedures to be taken at each calendar year end. We have hired a new materials manager responsible for the tracking of inventory, and have enhanced management review of the inventory process. Overhead rates are reviewed by a new cost accountant and by management on a quarterly basis. Accounts receivable and billing controls have also been implemented to provide monthly reconciliation and management review, as well as additional approvals related to month end cutoff. The impact of the remediation efforts initiated by management will not be fully known until our assessment of internal control over financial reporting as of December 31, 2008.

        The acquisition of Brad Foote also included changes to the makeup of our Board of Directors and the position of chief executive officer, as noted above.

        This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

ITEM 8B.    OTHER INFORMATION

        On October 4, 2007, our Tower Tech subsidiary obtained a secured line of credit from Investors Community Bank in the amount of $2,500, which was increased to $5,500 on March 21, 2008. As of April 10, 2008 $4,281 was outstanding on the line of credit. The line of credit is governed by the terms of various agreements between Tower Tech and Investors Community Bank (the "Credit Agreements"). All advances to Tower Tech under the line of credit are guaranteed in full by Broadwind and RBA, pursuant to Guaranty Agreements (the "Guaranties"). The agreement governing the loan contains customary covenants, including financial covenants relating to minimum debt to tangible net worth, minimum debt service coverage ratio and minimum tangible net worth. Tower Tech is obligated to make monthly payments of accrued interest and pay the principal in full on September 21, 2008. Draws on the line of credit bear interest at a variable rate equal to the greater of 4.25% or 1.75% above the Previous Month Average 30 Day Libor Rate.

        On December 1, 2007, our Tower Tech subsidiary executed an amendment to the Lease Agreement dated January 1, 2005, relating to office space at Tower Tech's Manitowoc facility (the "Amendment"). The lessor is City Centre, LLC, who is indirectly owned in part by Raymond L. Brickner III, our President, and Daniel P. Wergin, who served as a director of the Company until January 2008. The Amendment extends the initial lease term from December 31, 2009 to December 31, 2014 and provides for annual rent of $508. Previously, annual rent was $400 plus a production fee of $3.8 per tower for towers produced in excess of 100.

        On December 26, 2007, our Tower Tech subsidiary executed a Lease Agreement for a storage facility in Manitowoc, Wisconsin (the "Lease"). The lessor is City Centre, LLC, who is indirectly owned in part by Raymond L. Brickner III, our President, and Daniel P. Wergin, who served as a director of the Company until January 2008. The Lease provides that Tower Tech will assume the tenant's interest in a preexisting lease between City Centre, LLC and a third party. The prior tenant will continue to pay rent through May 31, 2008, but Tower Tech is liable for 2008 real estate taxes and interest due on a $200 advance from City Centre to that tenant for leasehold improvements. The term of the Lease is 15 years, and annual rent is $222.

        The foregoing summaries of the secured line of credit with Investors Community Bank, the amendment to the secured line of credit with Investors Community Bank, the Amendment to the Lease Agreement with City Centre, LLC and the Lease Agreement with City Centre, LLC do not purport to be complete, and are qualified in their entirety by reference to the Credit Agreements, the Guaranties, the Amendment and the Lease, copies of which are attached as Exhibits 10.35 through 10.41, 10.42 through 10.43, 10.2 and 10.3, respectively.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The names and ages of the executive officers of the Company and their positions and offices presently held are as follows:

Name	Age	Position
J. Cameron Drecoll	53	Chief Executive Officer and Director
Raymond L. Brickner III	51	President and Director
Steven A. Huntington	53	Chief Financial Officer
Lars Moller	40	Executive Vice President and Chief Operating Officer
Matthew J. Gadow	36	Executive Vice President of Strategic Planning

        JOHN CAMERON DRECOLL has served as our Chief Executive Officer and also as a director since October 19, 2007. He was appointed to these positions pursuant to our acquisition of Brad Foote Gear Works, Inc. on October 19, 2007, where Mr. Drecoll held the positions of majority shareholder and Chief Executive Officer since 1996. Mr. Drecoll has more than 30 years of experience in the industrial manufacturing segment. Prior to acquiring Brad Foote Gear Works, Mr. Drecoll served in operational management, specializing in integration and turnaround of new acquisitions, at Regal Beloit Corporation. During his 15 years at Regal, the company enjoyed a five-fold increase in sales. Mr. Drecoll served on the Board of Directors of the American Gear Manufacturer Association and served as Chairman in 2003. Mr. Drecoll received a Mechanical Engineering degree and a Masters of Business Administration from Marquette University.

        RAYMOND L. BRICKNER III has served as our President and as a director since the reverse public shell transaction between Tower Tech Systems, Inc. and Blackfoot Enterprises, Inc. in February 2006. In addition, Mr. Brickner has served as President of RBA Inc. since its inception in 1985. We acquired RBA Inc. on October 1, 2007.

        STEVEN A. HUNTINGTON has served as our Chief Financial Officer since April 23, 2007. On May 1, 2008, Mr. Huntington will no longer serve as the Chief Financial Officer of Broadwind, but will continue to serve as Chief Financial Officer of Tower Tech Systems. Prior to joining Broadwind, Mr. Huntington was the Chief Financial Officer for Idaho Pacific Holdings Inc., a potato dehydrator based in Ririe, Idaho. He served in that position since August 2005, and had responsibility for accounting, planning, plant accounting and information systems, as well as internal control upgrades from a private company to a public company. From January 1999 to July 2005, he was the Vice President, Finance, Chief Financial Officer, Treasurer and Corporate Secretary for Northern Labs, Inc., a contract manufacturer and packager of consumer products based in Manitowoc, Wisconsin. Mr. Huntington served as a Plant Controller for Sealy Mattress Company in Batavia, Illinois from 1995 to 1999, and as Corporate Controller for Classics International Entertainment in Chicago, Illinois from 1993 to 1995. His previous work experience dates back to 1977. He received an MBA in Finance from DePaul University and a BS degree in Accounting from the University of Wisconsin—Green Bay. Mr. Huntington is a certified public accountant.

        LARS MOLLER has served as our Executive Vice President and Chief Operating Officer since March 26, 2008. We hired Mr. Moller on October 23, 2007 to serve as Executive Vice President of Business Development. Mr. Moller oversees the development of our supplier, customer and strategic partner relationships. Mr. Moller has more than 20 years of experience in the wind industry, most recently serving as President of DMI Industries, a wind tower manufacturer in West Fargo, North Dakota since October 2003. Mr. Moller began his career in the wind industry with The Bonus Energy Group in 1986 and has also held senior management positions with Vestas Americas, Difko and

BONUS Energy. Mr. Moller also serves on the Board of Directors of the American Wind Energy Association and Canadian Wind Energy Association.

        MATTHEW J. GADOW has served as our Executive Vice President of Strategic Planning since October 23, 2007. In this capacity, Mr. Gadow handles Broadwind's acquisitions, joint ventures and other strategic projects. Effective May 1, 2008, Mr. Gadow will begin serving as Executive Vice President and Chief Financial Officer. Prior to joining Broadwind, Mr. Gadow served for nearly five years as the executive vice president and chief financial officer for DMI Industries, a wind tower manufacturer based in West Fargo, North Dakota. Before joining DMI, he worked eight years as an operational finance director at several manufacturing locations under the Norwood Promotional Products umbrella of companies. Mr. Gadow, a certified public accountant, spent several years in public accounting after earning his bachelor's degree from Texas Lutheran University, Seguin, Texas. In addition to his executive roles within the wind industry, Mr. Gadow also serves on the American Wind Energy Association's Finance Committee.

        Additional information required by Item 9 relating to directors, compliance with Section 16(a) of the Exchange Act, and code of ethics is incorporated herein by reference to the sections labeled "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics and Business Conduct," that appear in the definitive Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 10.    EXECUTIVE COMPENSATION

        The information required by this Item 10 is contained in the section entitled "Executive Compensation" in the definitive Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 11 regarding security ownership of certain holders and related stockholder matters is contained in sections entitled "Principal Stockholders," "Management Shareholdings," "Changes in Control," and "Equity Compensation Plan Information" that appear in the definitive Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 12 contained in the section entitled "Certain Transactions and Business Relationships" that appears in the definitive Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13.    EXHIBITS

        See "Exhibit Index" immediately following the certifications to this Form 10-KSB for a description of the documents that are filed as Exhibits to this report on Form 10-KSB or incorporated by reference herein.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 is contained in the section entitled "Independent Registered Public Accounting Firm, Audit Fees" that appears in the definitive Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND ENERGY, INC.
Date: April 15, 2008	By:	/s/ J. CAMERON DRECOLL J. Cameron Drecoll Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Power of Attorney)

        Each person whose signature appears below constitutes and appoints J. Cameron Drecoll and Steven A. Huntington as true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

SIGNATURE	TITLE	DATE

/s/ J. CAMERON DRECOLL J. Cameron Drecoll	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2008
/s/ STEVEN A. HUNTINGTON Steven A. Huntington	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2008
/s/ RAYMOND L. BRICKNER III Raymond L. Brickner III	President and Director	April 15, 2008
/s/ JAMES M. LINDSTROM James M. Lindstrom	Director	April 15, 2008
/s/ TERENCE P. FOX Terence P. Fox	Secretary, General Counsel and Director	April 15, 2008
/s/ CHARLES H. BEYNON Charles H. Beynon	Director	April 15, 2008
/s/ WILLIAM M. BARRETT William M. Barrett	Director	April 15, 2008

ITEM 7.    FINANCIAL STATEMENTS

BROADWIND ENERGY, INC. AND SUBSIDIARIES
(FORMERLY TOWER TECH HOLDINGS INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Broadwind Energy, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Broadwind Energy, Inc. (formerly Tower Tech Holdings Inc.) and Subsidiaries (the "Company") as of December 31, 2007, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadwind Energy, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1, the Company adopted the provisions of Financial Interpretation 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, as of January 1, 2007.

GRANT THORNTON LLP

Milwaukee, Wisconsin
April 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Tower Tech Holdings Inc.

        We have audited the accompanying consolidated balance sheet of Tower Tech Holdings Inc. and its subsidiary as of December 31, 2006, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tower Tech Holdings Inc. and its subsidiary as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carver Moquist & O'Connor, LLC

Plymouth, Minnesota
March 30, 2007

BROADWIND ENERGY, INC. AND SUBSIDIARIES
(FORMERLY TOWER TECH HOLDINGS INC.)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash	$5,782	$125
Restricted cash	500	—
Accounts receivable, net of allowance of $2,983 and $0, respectively	13,541	161
Inventories, net of allowance of $1,096 and $0, respectively	12,983	288
Prepaid expenses	345	14
Other current assets	1,601	—

Total current assets	34,752	588
Property and equipment:
Buildings and land	4,032	—
Machinery and equipment	54,775	3,046
Leasehold improvements	1,919	356
Office furniture and equipment	640	32

	61,366	3,434
Less accumulated depreciation and amortization	2,476	635

Net property and equipment	58,890	2,799
Other assets:
Goodwill	27,611	—
Intangibles, net of accumulated amortization of $1,655 and $0, respectively	84,022	—
Acquisition costs	331	—
Bond issuance fees, net of accumulated amortization of $17 and $2, respectively	—	15
Deposits	212	—
Accounts receivable—retainage	—	493

Total other assets	112,176	508

TOTAL ASSETS	$205,818	$3,895

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable	$440	$588
Notes payable to related parties	25,000	4,377
Current maturities of long-term debt	12,693	97
Current portions of long-term capital lease obligations	300	—
Accounts payable	10,136	892
Accounts payable to related parties	—	725
Accrued liabilities	12,457	1,532
Unearned revenue	97	—
Customer deposits	1,326	191

Total current liabilities	62,449	8,402
Long-term debt, net of current maturities	17,620	807
Capital lease obligations, net of current portions	686	—
Interest rate swaps	388	—
Deferred income taxes	139	—

Total liabilities	81,282	9,209

Commitments and contingencies
Shareholders' equity (deficit):
Common stock, $.001 par value: 100,000,000 shares authorized;
76,260,912 and 35,235,500 shares issued and outstanding, respectively	76	35
Additional paid-in capital	133,033	1,261
Accumulated deficit	(9,877)	(6,610)
Interest in variable interest entity	1,304	—

Total shareholders' equity (deficit)	124,536	(5,314)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$205,818	$3,895

The accompanying notes are an integral part of these financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES
(FORMERLY TOWER TECH HOLDINGS INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2007	2006
Net sales	$29,804	$4,023
Cost of sales	25,865	4,822

Gross margin (deficit)	3,939	(799)

Operating costs and expenses:
Selling, general and administrative expenses	5,724	1,251
Depreciation and amortization	1,750	21
Merger transaction costs	—	250

Total operating costs and expenses	7,474	1,522

Operating loss	(3,535)	(2,321)
Other income (expense):
Interest expense	(1,239)	(411)
Interest income	400	—
Realized loss on foreign currency transactions	(15)	(3)
Other, net	83	—
Income (expense) relating to variable interest entity	(95)	—

Total other income (expense), net	(866)	(414)

Net loss before provision for income taxes	(4,401)	(2,735)
Income tax benefit	(1,039)	—

Net loss	$(3,362)	$(2,735)

Net loss per common share—basic and diluted	$(0.07)	$(0.08)
Weighted average common shares outstanding—basic and diluted	51,535,137	33,771,768

The accompanying notes are an integral part of these financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES
(FORMERLY TOWER TECH HOLDINGS INC.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock
					Interest in Variable Interest Entity
	Shares Issued and Outstanding	Issued Amount	Additional Paid-in Capital	Accumulated Deficit		Total
Balance, December 31, 2005	22,750,000	$23	$428	$(3,875)	$—	$(3,424)
Recapitalization of shares issued by Blackfoot prior to merger	9,750,000	10	(10)	—	—	—
Stock issued for merger transaction costs	2,500,000	2	248	—	—	250
Stock issued for compensation	235,500	—	353	—	—	353
Contributed capital—management salaries	—	—	242	—	—	242
Net loss	—	—	—	(2,735)	—	(2,735)

Balance, December 31, 2006	35,235,500	35	1,261	(6,610)	—	(5,314)
Stock issuance for private placement to accredited investors, net of costs of $1,209	22,766,667	22	64,169	—	—	64,191
Stock issued for satisfaction of third-party debt	1,500,000	2	2,248	—	—	2,250
Stock issued for satisfaction of related party debt	722,295	1	1,083	—	—	1,084
Stock issued for acquisition of Brad Foote Gear Works, Inc.	16,036,450	16	64,130	—	—	64,146
Stock options granted	—	—	142	—	—	142
Capital contributions	—	—	—	—	1,399	1,399
Net loss	—	—	—	(3,267)	(95)	(3,362)

Balance, December 31, 2007	76,260,912	$76	$133,033	$(9,877)	$1,304	$124,536

The accompanying notes are an integral part of these financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES
(FORMERLY TOWER TECH HOLDINGS INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,362)	$(2,735)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,523	326
Amortization of bond issuance fees	15	2
Deferred income taxes	139	—
Contributed services by shareholders	—	243
Compensation expense related to restricted stock issuances	—	353
Stock-based compensation expense	142	—
Stock issued for merger costs	—	250
(Gain) loss on disposal of assets	2	—
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	(4,788)	19
Restricted cash	(500)	—
Inventories	715	(5)
Prepaid expenses	305	(6)
Other current assets	148	—
Accounts receivable—retainage	493	(493)
Accounts payable	2,991	(32)
Accounts payable—related party	(725)	438
Accrued liabilities	(259)	947
Unearned revenue	(106)	—
Customer deposits	1,135	(18)

Net cash used in operating activities	(132)	(711)
Cash flows from investing activity:
Cash paid for acquired companies, net of effects of acquisition	(76,474)	—
Capital expenditures—Towers & Fabrication	(4,921)	(408)
Capital expenditures—Gearing Systems	(933)

Net cash used in for investing activities	(82,328)	(408)
Cash flows from financing activities:
Increase in notes payable	25,283	1,169
Payments of notes payable	(3,796)	—
Proceeds from long-term debt	3,759	—
Retirement of long-term debt	(2,496)	(91)
Principal payments on capital leases	(186)	—
Change in valuation of interest rate swap	153	—
Proceeds from private placements of common stock	65,400	—

Net cash provided by financing activities	88,117	1,078

Net increase (decrease) in cash	5,657	(41)
Cash at beginning of period	125	166

Cash at end of period	$5,782	$125

Supplemental cash flow information:
Cash paid for interest	$801	$308
Cash paid for taxes	$—	$—
Non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment	$1,077	$41
Assets acquired under capital lease obligations	$756	$—
Common Stock issued for acquisition of Brad Foote	$64,146	$—
Portion of Brad Foote acquisition accrued	$5,171	$—
Stock issued for satisfaction of third-party debt and related obligations	$1,042	$—
Stock issued for satisfaction of related party debt	$1,084	$—
Assets consolidated from variable interest entity	$3,474	$—
Long-term debt consolidated from variable interest entity	$2,075	$—

The accompanying notes are an integral part of these financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 1—Nature of business and summary of significant accounting policies

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

        As part of the Share Exchange Agreement, immediately prior to the closing of the transaction on February 6, 2006, 2,500,000 restricted common shares were issued to a consultant for services provided in connection with this business combination transaction, which were valued at $250. These 2,500,000 shares were part of the 25,250,000 shares described above.

        Upon completion of the transaction on February 6, 2006, Tower Tech became a wholly-owned subsidiary of Blackfoot and Blackfoot changed its name to Tower Tech Holdings Inc. Since this transaction resulted in the existing shareholders of Tower Tech acquiring control of Blackfoot, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of Blackfoot (a reverse acquisition with Tower Tech as the accounting acquirer). Accordingly, Tower Tech's net assets were included in the consolidated balance sheet at their historical value. The operations of Tower Tech were the only continuing operations of the Company.

        On October 1, 2007, the Company acquired all of the outstanding stock of R.B.A., Inc. ("RBA") for $5,197. RBA is a fabricator of components for energy-related industries and is located in Manitowoc, Wisconsin.

        On October 19, 2007, the Company acquired all of the outstanding stock of Brad Foote Gear Works, Inc. ("Brad Foote") for total consideration of $133,179. Brad Foote is an Illinois-based manufacturer of gearing systems for the wind, oil and gas, and energy-related industries.

        The Company is engaged to the production and servicing of components for energy and infrastructure-related industries. The Company focuses on the manufacture of components for the wind industry, including tower support structures through its Tower Tech and RBA subsidiaries, and gearing systems through its Brad Foote subsidiary. The Company operates principally in the United States of America.

        On December 13, 2007, the Board of Directors unanimously approved the proposed amendment to the Articles of Incorporation to change the corporate name from Tower Tech Holdings Inc. to Broadwind Energy, Inc. ("Broadwind" or "the Company"). During the first quarter of the 2008 fiscal year, the amendment was approved by a majority of the stockholders.

        The accompanying consolidated financial statements as of and for the year ended December 31, 2006 present the historical financial information of Broadwind consolidated with Blackfoot from the date of reorganization (February 6, 2006) to December 31, 2006. The accompanying consolidated financial statements as of December 31, 2007 present the historical financial information of Broadwind

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 1—Nature of business and summary of significant accounting policies (Continued)

consolidated with RBA and Brad Foote from the date of acquisition (October 1, 2007 and October 19, 2007, respectively) to December 31, 2007.

Basis of consolidation

        The consolidated financial statements include the accounts of the Company and its wholly—owned subsidiaries, Tower Tech, RBA, and Brad Foote. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company applies Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 ("FIN 46(R)") when determining whether to consolidate a Variable Interest Entity ("VIE"). FIN 46(R) requires that an equity investor in a VIE have significant equity at risk (generally a minimum of 10%) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity's expected losses, receive a majority of the entity's expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the VIE. Refer to Note 4, "Consolidation of variable interest entities" for further information on consolidated VIEs.

Reclassifications

        Where appropriate, certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Cash

        The reported cash balances as of December 31, 2007 and 2006 are comprised of actual cash balances only, and do not include cash equivalents. Cash is maintained in high-quality financial institutions. The balances, at times, may exceed federally insured limits.

Restricted cash and accounts receivable—retainage

        As a part of a contract with one of the Company's customers, 15% of the total selling price was withheld in 2006 for a specified warranty period up to seven years. At December 31, 2006, $493 was held in Accounts receivable—retainage in non-current assets on the consolidated balance sheet. At December 31, 2007, the amount was no longer required to be classified as non-current as it was

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 1—Nature of business and summary of significant accounting policies (Continued)

converted to a short-term certificate of deposit in the amount of $500, which is reported in restricted cash on the consolidated balance sheet.

Customer concentrations and receivables

        The Company sells to domestic and international companies and grants uncollateralized credit to customers on an individual basis based on the customer's financial condition and credit history. Credit is typically on net 30-day terms. Customer deposits are frequently required at various stages of the production process to minimize credit risk.

        Sales to three customers accounted for 70% of net sales for the year ended December 31, 2007. Sales to two customers accounted for 97% of net sales for the year ended December 31, 2006.

        At December 31, 2007, three customers comprised 63% of total outstanding accounts receivable. At December 31, 2006, two customers comprised 78% of all outstanding accounts receivable.

        Management established an allowance for doubtful accounts receivable based on its review of all outstanding amounts on a regular basis. Allowances are generally made for accounts outstanding for 90 days or more, but may vary based on customer circumstances, history with the Company, or other circumstances. Bad debt expense for the years ended December 31, 2007 and 2006 was $149 and $0, respectively.

Inventories

        Inventories are stated at the lower of cost or market by comparing the cost of each item in inventory to its most recent sales price or sales order price. Any excess of cost over the net realizable value of inventory components is included in the Company's inventory allowance. Market value of inventory, and management's judgment of the need for reserves, encompasses consideration of other business factors including physical condition, inventory holding period, contract terms, and usefulness. Inventories are valued based on an average cost method that approximates the first-in, first-out (FIFO) basis.

        Inventories consist of raw materials, work-in-process, and finished goods. Raw materials consist of components and parts for general production use. Work-in-process consists of labor and overhead, processing costs, purchased subcomponents, and materials purchased for specific customer orders. Finished goods consist of components purchased from third parties as well as sub-assembly components manufactured by the Company that will be used to produce final customer products.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 1—Nature of business and summary of significant accounting policies (Continued)

        The components of inventories as of December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Raw materials	$4,230	$—
Work-in-process	8,976	288
Finished goods	873	—

	14,079	288
Less: Reserve for excess and obsolete inventory	(1,096)	—

Net inventories	$12,983	$288

Goodwill and other intangible assets

        The Company accounts for its goodwill and other intangible assets under Statement of Financial Accounting Statements ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, goodwill is not amortized, but is tested for impairment at least annually. As of December 31, 2007, there was no impairment charge deemed necessary by management. The Company's other intangible assets subject to amortization are tested for impairment at least annually and are amortized over the following estimated useful lives:

Customer relationships	9 - 20 years
Trademarks	20 years

Property and equipment

        Property and equipment are stated at cost. Expenditures for additions and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Properties sold or otherwise disposed of are removed from the property accounts, with gains or losses on disposal credited or charged to operations.

        Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets as follows:

Buildings and improvements	39 years
Machinery and equipment	5 to 15 years
Office equipment	3 to 7 years
Leasehold improvements	Lesser of useful life or lease term

        As of December 31, 2007 and 2006, property and equipment not yet placed into service totaled $3,442 and $0, respectively. Accordingly, no depreciation expense is recorded for such assets not yet placed into service.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 1—Nature of business and summary of significant accounting policies (Continued)

Bond issuance fees

        Bond issuance fees are recorded at cost and are amortized on a straight-line basis over the life of the bond. In November 2007, the bond outstanding as of December 31, 2006 was paid in full; therefore, the remaining bond fee was expensed at that time and no balance remains as of December 31, 2007.

Long-lived assets

        The Company accounts for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The carrying values of long-lived assets, including, but not limited to, capital assets and intangible assets, are amortized over their estimated useful lives, and are periodically evaluated for impairment when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the expected undiscounted future cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. The Company has reviewed long-lived assets and certain intangible assets with estimable useful lives and determined that the carrying values as of December 31, 2007 are recoverable in future periods.

Product warranty liability

        The Company warrants its products against certain defects based on contract terms. For the Towers and Fabrication segment, warranty periods are generally five years for workmanship and manufacturing defects and seven years for painting defects. For our Gearing Systems segment, warranty periods are generally either eighteen months from shipment or one year in service at the customer site, and cover defects in material and workmanship. In certain cases, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of December 31, 2007 and 2006, the Company's estimated product warranty liability based on historical activity was $242 and $51, respectively, and is recorded within accrued liabilities in the consolidated balance sheets.

Income taxes

        As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The pronouncement also provides guidance on de-recognition,

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 1—Nature of business and summary of significant accounting policies (Continued)

classification, interest and penalties, accounting in interim periods, disclosure and transition. In May 2007, the FASB issued staff position FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48 ("FSP FIN 48-1") which amended FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN No. 48-1, a tax position could be effectively settled through an examination by a taxing authority. Since adoption, the Company has applied FIN No. 48 in a manner consistent with the provisions of FSP FIN No. 48-1. The Company recognizes accrued income tax related interest and penalties and as a component of income tax expense.

        The provision for income taxes is determined using the asset and liability approach for accounting for income taxes in accordance with SFAS 109. A current liability is recognized for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date.

        Valuation allowances are established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized. To the extent the Company establishes or changes the valuation allowance in a period, the tax effect will flow through the statement of operations. However, in the case of deferred tax assets of an acquired or merged entity with a valuation allowance recorded for purchase accounting, any change in that valuation allowance will be recorded as an adjustment to goodwill to the extent goodwill exists. Otherwise, such valuation allowance will be reflected in the statement of operations.

        The determination of the Company's provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain. In spite of the Company's belief that it has appropriate support for all the positions taken on its tax returns, the Company acknowledges that certain positions may be successfully challenged by taxing authorities. Therefore, an accrual for tax contingencies is provided for, when necessary, in accordance with the requirements of SFAS No. 5, Accounting for Contingencies. These tax contingency accruals are reviewed quarterly and reversed upon being sustained under audit, the expiration of statutes of limitations, new information, or other determination by the taxing authorities. The provision for income taxes includes the impact of changes in the tax contingency accrual. Although the Company believes its recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore, tax assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions. Although the Company believes these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

        Prior to 2006, the Company had elected to be taxed as an S corporation under the provisions of the Internal Revenue Service and Wisconsin statutes. However, on February 7, 2006, the Company

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 1—Nature of business and summary of significant accounting policies (Continued)

underwent a disqualifying event in the execution of the Share Exchange Agreement with Blackfoot, and terminated its S corporation status.

Segment reporting

        FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material locations in which it holds assets and reports revenues, and its major customers.

        In order to apply SFAS 131, the enterprise must first identify the chief operating decision maker ("CODM"). The CODM is usually the highest level of management responsible for the enterprise's overall resource allocation. Broadwind's Executive Committee, consisting of the Chief Executing Officer, President, Chief Financial Officer, and Executive Vice Presidents of Business Development and Strategic Planning, has been identified as the CODM in assessing the performance and the allocation of resources within the Company. The next step in the application of SFAS 131 is to identify the operating segments reported to the CODM. The operating segments are identified based on the way financial information is organized and reported to the CODM.

        The disaggregation of Broadwind's business into segments and its requirement for reporting under SFAS 131 occurred upon the acquisition of Brad Foote in October 2007. At that time, the makeup of the Company's management changed, and the CODM was identified. For 2007, Broadwind operated as two distinct segments, though there was no formally designed segment reporting package for the review of the CODM. Management is currently working with its CODM to develop a standard monthly reporting package to enable the CODM to review segment performance and allocate resources appropriately. The primary financial measures used by the CODM in assessing performance and allocating resources are revenue and gross margin.

        As described further in Note 19, Broadwind operates and is managed as two reporting segments: Towers and Fabrication and Gearing Systems.

Advertising costs

        Advertising costs are expensed as incurred. Advertising costs amounted to $274 and $1 for the years ended December 31, 2007 and 2006, respectively.

Stock-based compensation

        In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Prior to 2007, the Company had no stock-based compensation plans. In 2007, the Company initiated a new plan, and adopted the provisions of SFAS No. 123(R) effective at the beginning of the 2007 fiscal year. The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted as of the grant date. More information on the Company's stock-based compensation plan may be found in Note 12.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 1—Nature of business and summary of significant accounting policies (Continued)

Revenue recognition

        The Company recognizes revenue when four recognition criteria are met: (i) persuasive evidence of an arrangement exists; (ii) transfer of title has occurred (generally evidenced by shipment or delivery) or services have been rendered; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonable assured. Customer deposits and other receipts are generally deferred and recognized when the related revenue is earned.

        Certain customer arrangements require revenue to be recognized on an individual basis, depending on when the Company is deemed to have earned revenue based on the contract terms. Such terms may be based on the building of tower sections, completion of towers, or modifications to existing towers or sections; however, the same four general recognition criteria still apply.

Cost of sales

        The Company's cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. This includes operation and maintenance of our equipment, direct and indirect labor and benefits, repairs and maintenance of our equipment, insurance, equipment rentals, freight in, and depreciation. Freight out to customers is classified as a selling expense and is excluded from cost of sales. For the years ended December 31, 2007 and 2006, freight out was $65 and $7, respectively.

Fair value of financial instruments

        The respective carrying value of certain on-balance sheet financial instruments approximates their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued liabilities, indebtedness to related parties and notes payable. SFAS No. 107, Disclosures about Fair Value of Financial Instruments defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Fair values were assumed to approximate cost or carrying values as most of the debt was incurred recently and the assets were acquired within one year. Management is of the opinion that the Company is not exposed to significant interest, credit, or currency risks arising from these financial instruments.

Effect of recently issued accounting standards

        In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company's financial statements. The new standard also contains guidance on "derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition." The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. FIN 48 applies to all tax positions for income taxes accounted for in accordance with SFAS No. 109. FIN 48 requires that uncertain tax positions be reviewed and assessed, with recognition and measurement of the tax benefit based on a "more likely than not" standard.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 1—Nature of business and summary of significant accounting policies (Continued)

        In May 2007, the FASB issued FASB Staff Position FIN 48-1, Definition of a Settlement in FASB Interpretation No. 48 ("FSP FIN 48-1"). FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. In determining whether a tax position has been effectively settled, entities must evaluate (i) whether taxing authorities have completed their examination procedures; (ii) whether the entity intends to appeal or litigate any aspect of a tax position included in a completed evaluation; and (iii) whether it is remote that a taxing authority would examine or re-examine any aspect of a taxing position. FSP FIN 48-1 is to be applied upon the initial adoption of FIN 48.

        The Company adopted the provisions of FIN 48 and FSP FIN 48-1 on January 1, 2007. At that time, the Company concluded there were no uncertain tax positions warranting adjustments to reflect the cumulative effect of adopting these standards. See Note 13—"Income Taxes" for further discussion of the impact of the application and adoption of these standards.

        In September 2006, the U.S. Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 addresses diversity in practice of quantifying financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. The SAB is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial position or results of operations.

        In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement, and believes the adoption of SFAS 157 will not have a material impact on the consolidated financial position or results of operations.

        In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"), which provides a fair value measurement option for eligible financial assets and liabilities. Under SFAS 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items and include unrealized gains and losses in earnings. The fair value option established by this Statement is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007, which, for the Company, is January 1, 2008. The Company will adopt the provisions of this Statement beginning in fiscal 2008. Management is currently evaluating the impact

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 1—Nature of business and summary of significant accounting policies (Continued)

the adoption of SFAS 159 will have on the Company's consolidated financial statements, but does not presently anticipate it will have a material effect on its consolidated financial position or results of operations.

        In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Management has evaluated the adoption of SFAS 160, and does not presently anticipate it will have a material effect on its consolidated financial position or results of operations, as all subsidiaries are 100% owned.

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement is intended to enhance required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the effect of adoption of SFAS 161, but does not presently believe that it will have a material effect on its consolidated financial position or results of operations.

Note 2—Development stage operations

        Through September 30, 2006, the Company was considered a development stage enterprise in accordance with SFAS No. 7, Accounting and Reporting by Development Stage Enterprises. During the fourth quarter of 2006, the Company gained manufacturing efficiency, secured a backlog of orders, and generated significant revenues. Accordingly, as of December 31, 2006, the Company no longer considered itself to be in the developmental stage.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 3—Acquisitions

  RBA, Inc.

        On October 1, 2007, the Company acquired all of the outstanding stock of RBA, a Manitowoc, Wisconsin-based fabricator of components for energy-related industries. The aggregate consideration paid for the RBA acquisition was $5,197, which includes transaction-related acquisition costs of $197.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the date of the acquisition:

Current assets	$1,400
Property and equipment	1,845
Goodwill	845
Customer relationships	2,020
Trademark	120
Other assets	49

Total assets acquired	6,279
Current liabilities	(1,082)
Long-term liabilities	—

Total liabilities assumed	(1,082)

Net assets acquired	$5,197

        Of the $845 of goodwill associated with the purchase of RBA, none is expected to be deductible for income tax purposes.

        The Company is not including the pro-forma effect of this acquisition because the impact is not material to its results of operations for the year ended December 31, 2007.

  Brad Foote Gear Works, Inc.

        On October 19, 2007, the Company acquired all of the outstanding stock of Brad Foote, an Illinois-based manufacturer of gearing systems for the wind turbine, oil and gas and energy-related industries. The aggregate consideration paid for the Brad Foote acquisition was $133,179, which includes $538 of transaction-related acquisition costs.

        Total consideration included $64,146 of the Company's common stock, which was valued based upon a fairness opinion received from an independent valuation firm, as the majority of the Company's stock was held by a limited number of stockholders, and the shares are thinly traded on the OTC Bulletin Board.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 3—Acquisitions (Continued)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the date of the acquisition (in thousands):

Current assets	$22,077
Property and equipment	44,955
Trademark	7,999
Goodwill	25,586
Customer relationships	75,538
Other long-term assets	163

Total assets acquired	176,318
Current liabilities	(26,292)
Long-term liabilities	(16,847)

Total liabilities assumed	(43,139)

Net assets acquired	$133,179

        Of the $25,586 of goodwill associated with the purchase of Brad Foote, approximately $25,000 is expected to be deductible for income tax purposes.

        The following table represents the consolidated financial information for the Company on a pro forma basis, assuming the acquisition of Brad Foote had occurred as of January 1, 2006. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisition and expected to have a continuing impact on the consolidated results. These items include adjustments to increase depreciation related to the stepped-up basis in machinery and equipment, adjust inventory to fair market value, record amortization on intangible assets, and increase interest expense for certain long-term notes payable, and reclassify certain items to conform to the Company's financial reporting presentation.

        The table sets forth unaudited financial information, and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the dates indicated or that may be achieved in the future.

	Year Ended December 31,
	2007				2006
	As reported	Pro-forma adjustments		Pro-forma	As reported	Pro-forma adjustments		Pro-forma
Revenues	$29,804	$59,210	(a)	$89,014	$4,023	$60,185	(c)	$64,208
Net income (loss)	(3,362)	1,652	(b)	(1,710)	(2,735)	4,137	(d)	1,402
Earnings per share
Basic and diluted	$(0.07)	$0.03		$(0.03)	$(0.08)	$0.12		$0.04

(a)
Represents revenue of Brad Foote for the period from January 1, 2007 through the acquisition date.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 3—Acquisitions (Continued)

(b)
Represents net income of Brad Foote for the period from January 1, 2007 through the acquisition date.

(c)
Represents revenue of Brad Foote for the year ended December 31, 2006.

(d)
Represents net income of Brad Foote for the year ended December 31, 2006.

Note 4—Consolidation of variable interest entities

        FASB Interpretation No. 46 provides a framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

        In general, a VIE is a corporation, partnership, limited liability company, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

        FIN 46(R) requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE ("a variable interest holder") is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary of the VIE. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

        In 2007, from the date of acquisition of Brad Foote, the Company leased two properties from BFG Cicero, LLC and BFG Pittsburg, LLC. The sole member of each of BFG Cicero, LLC and BFG Pittsburgh, LLC is BFG Acquisition LLC, an Illinois limited liability company whose sole member is the wife of the Company's chief executive officer, (collectively, "the LLCs"). As defined by FIN 46, the LLCs are deemed VIEs, and the Company is considered the primary beneficiary. The Company has therefore consolidated the assets and liabilities of the LLCs as of December 31, 2007, which are comprised primarily of buildings and land, and related debt. The LLCs are jointly and severally liable on the debt, there are no financial covenants, and there is no recourse provision or guarantee of the debt by Brad Foote or the Company. At December 31, 2007, the debt bore interest at a rate of 6.25%, and there was $65 of interest accrued.

        During 2007, the Company recognized pre-tax losses of $95 ($0.00 per diluted share) related to the consolidation of the LLCs. The impact on future operating income or loss from the consolidation of the LLCs will be minimal due to the purchase transaction executed in the first quarter of 2008, which is discussed in Note 22.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 4—Consolidation of variable interest entities (Continued)

        The following table summarizes the balance sheets for our consolidated VIEs as of December 31, 2007. There was no consolidation effect as of December 31, 2006.

	December 31, 2007
	BFG Cicero, LLC	BFG Pittsburgh, LLC	Total
Assets:
Buildings and land	$2,420	$1,054	$3,474
Less: Accumulated depreciation	(23)	(7)	(30)

Net buildings and land	2,397	1,047	3,444

Total assets	$2,397	$1,047	$3,444

Liabilities and members' equity:
Liabilities
Accrued expenses	$45	$20	$65
Current portions of long-term debt	296	126	422
Long-term debt	1,149	504	1,653

Total liabilities	1,490	650	2,140

Members' equity
Contributions	975	424	1,399
Accumulated deficit	(68)	(27)	(95)

Total liabilities and members' equity	$2,397	$1,047	$3,444

Note 5—Goodwill and intangible assets

        As of December 31, 2006, the Company had no goodwill or intangible assets on its balance sheet. During 2007, as a result of the acquisitions of Brad Foote and RBA, as discussed in Note 3, the Company recorded both goodwill and other intangible assets, consisting of customer relationships and trademarks. Intangible assets subject to amortization are as follows as of December 31, 2007:

	Weighted Average Remaining Amortization Period (Years)	December 31, 2007
		Gross Carrying Amount	Accumulated Amortization
Trademarks	19.79	$8,119	$82
Customer relationships	9.93	77,558	1,573

Total		$85,677	$1,655

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 5—Goodwill and intangible assets (Continued)

        Amortization expense on trademarks and customer relationships, which is being recorded ratably over the estimated life of the related intangible assets, was $1,655 for 2007. Estimated aggregate amortization expense for future years is as follows:

For the year ended:
2008	$8,184
2009	8,184
2010	8,184
2011	8,184
2012	8,184
Thereafter	43,102

Total	$84,022

        Changes in the carrying amount of goodwill for the year ended December 31, 2007 were due entirely to acquisitions. In 2007, total aggregate goodwill recorded was $27,611. The Company will review goodwill and other intangible assets for impairment annually, or more frequently, if circumstances indicate that the assets' carrying amount may not be recovered. As of December 31, 2007, no such circumstances existed, and, accordingly, no impairment expense was recorded.

Note 6—Accrued liabilities

        Accrued liabilities as of December 31, 2007 and 2006 consisted of the following:

	2007	2006
Accrued operating expenditures	$4,217	$122
Reimbursements due under Brad Foote purchase agreement	5,171	—
Accrued payroll, employee benefits, and related taxes	1,894	638
Accrued rent	492	558
Accrued interest	560	214
Other	123	—

Total accrued liabilities	$12,457	$1,532

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 7—Lines of Credit and Notes payable

        Notes payable at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Third party
Prime plus 1% note, repaid in March 2007	$—	$100
Prime plus 2.5% note, repaid in March 2007	—	428
Prime rate note, repaid in March 2007	—	60
Investors Community Bank line	—	—
Investors Community Bank 6.85% note	440	—

Total third party notes payable	440	588
Related party
5% notes, due on demand, unsecured, repaid in March 2007	$—	$666
Shareholder notes at a fixed rate of 8%, due on demand, unsecured; repaid or converted to common shares in March 2007	—	3,711
9.5% related party note, subject to conversion	25,000	—

Total related party notes payable	25,000	4,377

Total notes payable	$25,440	$4,965

Weighted average interest rate at December 31	9.45%	7.86%

        In March 2007, the Company repaid substantially all of its outstanding notes payable and lines of credit with the proceeds from private placements of its Common Stock.

Investors Community Bank 6.85% note

        In November 2007, the Company's RBA subsidiary executed a term note with Investors Community Bank, which bears interest at 6.85%. The note is secured by substantially all of the assets of RBA. The Company was in compliance with all related terms as of December 31, 2007.

Investors Community Bank line

        As of October 4, 2007, the Company has $2,500 line of credit with Investors Community bank, upon which no amounts are outstanding as of December 31, 2007 ("the ICB Line"). The ICB Line is secured by substantially all of the assets of Tower Tech and RBA. The ICB Line includes certain financial covenants that require Tower Tech and RBA to collectively maintain the following: (i) minimum debt to tangible net worth of 1.0 to 1.0 based on year end financial statements; (ii) minimum debt service coverage ratio of 1.25 to 1.0 at year end; (iii) minimum tangible net worth of $10,000 or greater at year end. The ICB Line also requires approval prior to new loans or leases, and requires the Company to maintain its primary depository account at Investors Community Bank. As the Company had not drawn on the ICB Line as of December 31, 2007, it was in compliance with all covenants and terms of the ICB Line. Draws on the line of credit bear interest at a variable rate equal

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 7—Lines of Credit and Notes payable (Continued)

to the greater of 4.25% or 1.75 above the Previous Month Average 30 Day Libor Rate. The line of credit is due on October 4, 2008.

9.5% related party note, subordinated and unsecured

        In connection with the Company's acquisition of Brad Foote, Tontine Partners, L.P. ("TP"), Tontine Capital Overseas Master Fund, L.P. ("TMF," and together with TCP, the "Original Tontine Investors"), and Tontine Overseas Fund, Ltd. ("TOF") provided the Company with senior subordinated convertible promissory notes in the aggregate principal amount of $25,000 (the "Notes"). The Notes, which accrue interest at 9.5% per annum until July 19, 2008 and 13.5% thereafter, mature on October 19, 2010 and are subject to acceleration upon customary events of default. For each of the Notes, the Company must repay 10% of the original principal amount on the first anniversary of issuance, 40% of the original principal amount on the second anniversary and the remaining outstanding balance on the third anniversary. Each Note holder has the right to convert the outstanding principal of its Note into newly issued shares of Common Stock of the Company at a conversion rate of $7.50 per share (the "Conversion Rights"). The Conversion Rights became effective January 19, 2008, but the Notes contain certain constraints on the timing of exercise. It is the Company's belief that the Conversion Rights will be exercised in 2008; hence, the entire balance on this obligation has been classified in current liabilities.

Note 8—Long-term debt

        Long-term debt at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Prime plus 0.5%, repaid in March 2007	$—	$510
6.796% note, repaid in November 2007	—	394
2007 Revolving Note, due June 2008	7,887	—
2006 Term Note, due January 2011	4,871	—
2006 Equipment Line Note, due 2012	9,533	—
2007 Equipment Line Note, due 2013	5,947	—
Long-term debt associated with VIEs (Note 4)	2,075	—

Total long-term debt	30,313	904
Less current maturities	(12,693)	(97)

Total long-term debt, less current maturities	$17,620	$807

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 8—Long-term debt (Continued)

Prime plus 0.5%, repaid in March 2007

        This loan was originally due September 15, 2012. It was secured by substantially all assets of the Company and personal guarantees of the shareholders. In connection with the private placement described in Note 11, this loan was paid in full in March 2007.

6.796% note, repaid in November 2007

        This loan was payable to Wisconsin Business Development Finance Corporation and was originally due September 1, 2015. It was secured by substantially all assets of the Company and personal guarantees of our principal shareholders. It was paid in full on November 9, 2007 with the proceeds from the Investors Community Bank line of credit described in Note 7.

Brad Foote Master Loan and Security Agreement

        In connection with the Company's acquisition of Brad Foote, it assumed existing senior debt of Brad Foote, all of which was obtained through LaSalle Bank National Association ("LaSalle"), pursuant to a master Loan and Security Agreement, dated as of January 17, 1997, and amendments thereto (the "Loan Agreement"). All agreements in place as of December 31, 2007 are subject to the terms of the Loan Agreement, which includes certain covenants and collateral provisions.

        The Loan Agreement includes several negative covenants, which limit Brad Foote's ability to, among other things, (i) issue distributions or dividends; (ii) obtain external financing from other financial institutions or related parties over a defined amount; or (iii) issue principal payments on other subordinated debt. The Loan Agreement also includes financial covenants, which require Brad Foote to maintain: (i) a quarterly ratio of senior debt to EBITDA of not greater than 3.0 to 1.0; and (ii) an annual cash flow coverage ratio of not less than 1.2 to 1.0. These ratios include non-GAAP measures specifically defined in the Loan Agreement; these measures are not disclosed in the Company's consolidated financial statements or notes thereto. Violations of these covenants may render the underlying obligations immediately due and payable. Brad Foote is also required to submit audited financial statements within 120 days following the close of each fiscal year.

        All agreements executed under the terms of the Loan Agreement are secured by substantially all of the assets of Brad Foote, and are senior in priority to obligations to other parties.

        As of December 31, 2007, Brad Foote was in violation of each of the senior debt to EBITDA and cash flow coverage covenants described above. On April 11, 2008, Brad Foote executed an amendment to the Loan Agreement with LaSalle ("the Amendment"), which waived the violation of the senior debt to EBITDA covenant for the fiscal quarters ended December 31, 2007 and March 31, 2008, and the violation of the cash flow coverage covenant for the fiscal year ended December 31, 2007. The cash flow coverage ratio was amended to not less than 1.5 to 1.0 at March 31, 2008, and to 2.0 to 1.0 at June 30, 2008 and quarterly thereafter. The Amendment also requires minimum EBITDA of not less than $7,500 at June 30, 2008, $15,000 at September 30, 2008, and $22,500 at December 31, 2008 and thereafter. The Amendment also requires Brad Foote to maintain, at all times on and after May 15,

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 8—Long-term debt (Continued)

2008, borrowing capacity of $3,000 in excess of borrowing availability under Revolving Note described below.

        Outstanding obligations under the Loan Agreement as of December 31, 2007, are as follows:

2007 Revolving Note, due June 2008

        On November 1, 2007, Brad Foote entered into an amendment of a previously existing revolving note agreement, which provided for maximum borrowings of $8,000 (the "2007 Revolver"). The 2007 Revolver bears interest on the outstanding principal balance, at the Company's option, of prime rate minus 1.0%. The rate at December 31, 2007 was 6.25%. The entire balance of this note is classified in current liabilities as of December 31, 2007.

2006 Term Note, due January 2011

        On February 1, 2006, Brad Foote entered into a term note for an aggregate principal sum of $7,899, with monthly principal payments of $132 commencing on February 28, 2006, with final payment due on January 31, 2011 (the "2006 Term Note"). Interest on the 2006 Term Note is variable, calculated at the rate of the prime rate minus 1.0%. The Company has a one-time option to convert the 2006 Term Note to a fixed rate. As of December 31, 2007, the Company has not exercised this conversion option, and the rate was 6.25%.

2006 Equipment Line Note, due 2012

        On November 10, 2006, Brad Foote entered into an amendment of a previously existing equipment line note agreement, for total maximum borrowings of $11,000 (the "2006 Equipment Line"). The 2006 Equipment Line included an option to convert the obligation to a term note on April 29, 2007. This conversion was effected, making the outstanding principal balance payable in monthly principal installments of $183 commencing on May 31, 2007, maturing on April 30, 2012. The 2006 Equipment Line bears interest at prime minus 1.0%. The rate at December 31, 2007 was 6.25%.

2007 Equipment Line Note, due 2013

        On June 30, 2007 Brad Foote entered into an equipment line note agreement, for total maximum borrowings of $9,000 (the "2007 Equipment Line"). The 2007 Equipment Line includes an option to convert the obligation to a term note on June 30, 2008. As of December 31, 2007, the Company believes it is likely to exercise this conversion option, and is therefore accounting for the 2007 Equipment Line as a long-term debt obligation. Upon conversion, the 2007 Equipment Line calls for monthly payments commencing on July 31, 2008, and maturing on June 30, 2013. The 2007 Equipment Line will bear interest, at the Company's option, at prime minus 1.0% or a fixed rate of 2.0% above a rate to be determined based on yields of U.S. Treasury Notes for terms and maturities comparable to those of the 2007 Equipment Line. The rate at December 31, 2007 was 6.25%.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 8—Long-term debt (Continued)

Long-term debt associated with VIEs (Note 4)

        As disclosed in Note 4, the Company has consolidated $2,075 of debt related to variable interest entities for which the Company is the primary beneficiary as defined by FIN 46(R). The consolidated debt of the LLCs described in Note 4 is payable in monthly installments of $35, bears interest at a rate of prime minus 1.0%, and matures on November 30, 2012. The debt names the LLCs as joint and several obligors, and contains no recourse provisions to Brad Foote or the Company.

        Maturities of long-term debt for each of the five years following December 31, 2007 are as follows:

Year ending December 31,	Principal amount of long-term debt
2008	$12,693
2009	5,411
2010	5,411
2011	3,963
2012	2,330
Thereafter	505

Total	$30,313

Note 9—Interest rate swaps

        In 2007, the Company entered into two interest rate swap agreements to minimize the impact of interest rate fluctuations on its debt. Interest rate swap agreements involve exchanges of fixed or floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. No swap or other derivative instruments were in place in 2006. Under the provisions of SFAS No. 133, all derivatives are measured at fair value and recognized as either assets or liabilities in the Company's balance sheet. The accounting for changes in the fair value of a derivative is dependent upon the use of the derivative and its resulting designation. Unless specific hedge accounting criteria are met, changes in fair value must be recognized currently in earnings. The Company's interest rate swaps do not qualify for hedge accounting under SFAS No. 133. Therefore, the Company is required to recognize the swap at its fair market value and record the fluctuations in the fair value of the swap in current earnings. The unrealized loss related to these fluctuations was approximately $153 for the year ended December 31, 2007, and is recognized within interest expense. The fair market value of the interest rate swaps of $388 is recorded as a long-term liability at December 31, 2007.

Note 10—Capital leases

        The Company leases equipment from various financing companies under capital leases with terms that extend to 2012. The economic substance of the lease is that the Company is financing the acquisition of the assets through the leases, and accordingly, it is recorded in the Company's assets and liabilities. Amortization of the capital leases has been included in depreciation expense. The following

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 10—Capital leases (Continued)

is an analysis of the leased assets included in property and equipment as of December 31, 2007 and 2006:

	2007	2006
Machinery and equipment	$1,589	$—
Less accumulated depreciation	(25)	—

Net machinery and equipment	$1,564	$—

        The following is a schedule of future minimum payments required under the leases:

Year ending December 31,	Minimum payments on capital lease obligations
2008	$370
2009	294
2010	248
2011	187
2012	42
Thereafter	—

Total	1,141
Less: amount representing interest	(155)
Less: current maturities	(300)

Total capital lease obligations, net of interest due and current maturities	$686

Note 11—Shareholders' equity (deficit)

        On March 1, 2007, the Company completed a private placement of 10,266,667 shares of its unregistered common stock at a $1.50 per share totaling $15,400 to two accredited investors, Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (together, the "Original Tontine Investors"). Approximately $1,209 of issuance costs were incurred in connection with this private placement. These costs are netted against the amounts of additional paid-in capital associated with the placement.

        A portion of these proceeds, in the amount of $3,815, was used to extinguish all third party notes and a portion of related party notes payable. The remaining related party notes payable were extinguished with the issuance of 722,295 shares of unregistered common stock at $1.50 per share as repayment of $1,084 of debt owed to its directors and officers. Additionally, all long-term debt totaling $510 was paid off with the exception of the long-term note owed to Wisconsin Business Development Finance Corporation. The remaining proceeds of approximately $11,000 was used to purchase equipment, provide working capital and for general corporate purposes.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 11—Shareholders' equity (deficit) (Continued)

        In conjunction with the private placement, an additional 1,500,000 shares of unregistered common stock at $1.50 per share were issued to Integritas, Inc. for reimbursement of short term loans and advances totaling $447, for a finder's fee for their work in finding the two accredited investors for the private placement totaling $1,209, and for entering into a consulting service agreement that was to provide on-going marketing services through December 31, 2008 totaling $312. The Company terminated this consulting service agreement with Integritas, Inc. during June 2007 and expensed the remainder of the agreement cost.

        On October 19, 2007, in connection with the acquisition of Brad Foote, the Company completed a private placement of 12,500,000 shares of its unregistered common stock at a $4.00 per share totaling $50,000 to accredited investors, the Original Tontine Investors and Tontine Partners, L.P., Tontine 25 Overseas Fund, Ltd., and Tontine Overseas Master Fund, L.P.

Note 12—Stock-based compensation

        On August 20, 2007, the Board of Directors approved the Company's 2007 Equity Incentive Plan ("the 2007 Plan") which reserves 4,200,000 shares of common stock, which officers, other key employees, and directors may be granted options to purchase shares of the Company's common stock at not less than the fair market value of such shares on the date of the grant. Options generally become exercisable ratably on the anniversary of the date of the grant over a period of up to five years. There are no vesting provisions tied to performance conditions for any outstanding options. Vesting for all outstanding options is based solely on continued service as an employee of the Company and generally vest upon retirement. Options to purchase shares expire not later than ten years after the grant of the option. The 2007 plan is pending shareholder approval.

        The Company recognizes compensation expense for the stock options over the requisite service period for vesting of the award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company's consolidated statements of operations for the year ended December 31, 2007 is $142. There was no stock option plan in 2006, and thus no option expense for the year ended December 31, 2006.

        As of December 31, 2007, the Company had $3,983 of unrecognized compensation expense related to the outstanding stock options, which will be recognized over a weighted-average period of 4.8 years.

        The fair value of each option grant was estimated as of the date of the grant using the Black-Scholes pricing model. The resulting compensation expense is amortized on a straight line basis over the vesting period of the grant. The expected term of options granted is determined utilizing a public company proxy with similar grants as the Company does not have sufficient option exercise history from its employees. Likewise, as the Company has only limited public trading history, the expected volatility rate used is also determined from a public company proxy in the same industry and business operations as the Company. The risk-free interest rate is based on US Treasury yield curve in effect at the time of the grant. Expected pre-vesting option forfeitures are estimated to be zero based on the

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 12—Stock-based compensation (Continued)

small population of the individuals who have options, and the nature of the positions held by those individuals.

Year ended December 31, 2007
Dividend yield	—
Expected volatility	60.00%
Risk-free interest rate	4.08% - 4.24%
Expected term (in years)	5
Weighted-average fair value of options granted	$4.34

        A summary of option activity as of December 31, 2007, and changes during the year then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Options Outstanding at January 1, 2007	—	N/A	N/A
Options Granted	950,000	$7.92	9.56
Options Exercised	—	$—	—
Options Forfeited	—	$—	—

Options Outstanding at December 31, 2007	950,000	$7.92	9.56

Options Exercisable at December 31, 2007	—	$—	—

        The following table summarizes share-based compensation expense related to share-based awards subject to SFAS No. 123(R) recognized during the years indicated:

	Year ended December 31,
	2007	2006
Share-based compensation expense included in statement of operations:
Selling, general, and administrative	$142	$—
Income tax benefit	—	—

Net effect of share-based compensation expense on net income (loss)	$(142)	$—

Decrease in basic income (loss) per share	$—	$—

Decrease in diluted income (loss) per share	$—	$—

        Aggregate intrinsic value of options outstanding as of December 31, 2007 was $6,065.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 13—Income taxes

        The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes, which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of the tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

        The provision for income taxes consists of the following:

	2007	2006
Current:
Federal	$—	$—
State	—	—

	—	—
Deferred:
Federal	(1,541)	(380)
State	(229)	(56)

	(1,770)	(436)
Increase in deferred tax valuation allowance	731	436

Total income tax expense (benefit)	$(1,039)	$—

        The increase in the valuation allowance is $731 and $436 for the years ended December 31, 2007 and 2006. The deferred tax benefit of $1,039 is related to the change in valuation allowance due to changed expectations about the realization of deferred tax assets as a result of the acquisition of RBA, Inc.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 13—Income taxes (Continued)

        The tax effects of the temporary differences, net operating losses that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$2,458	$653
Accruals and reserves	241	244

Total deferred tax assets	2,699	897
Valuation allowance	(1,167)	(436)

Deferred tax assets, net of valuation allowance	1,532	461
Deferred tax liabilities:
Fixed assets	877	461
Intangible assets	794	—

Total deferred tax liabilities	1,671	461

Net deferred tax liability	$139	$—

        Valuation allowances of $1,167 and $436 have been provided for deferred income tax assets for which realization is uncertain as of December 31, 2007 and 2006.

        As of December 31, 2007, the Company had federal net operating carryforwards of approximately $6,100 expiring at various points beginning in 2011. The majority of the net operating loss carry forwards will expire in 2026 and 2027.

        As of December 31, 2006, the Company had federal net operating loss carryforwards of approximately $1,600 that may be subject to restrictions imposed on the utilization of net operating losses in the event of an ownership change, as defined in Section 382 of the Internal Revenue Code. Generally, a change of more than 50% in the ownership of a company's stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company's ability to use its net operating loss carryforwards attributable to the period prior to such change. The Company believes that past issuances and transfers of its stock may have caused an ownership change in calendar 2007. However, the Company does not believe that an ownership change and any resulting limitation under Section 382 would affect the Company's ability to utilize the net operating loss carryforwards to offset future taxable income before they expire.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 13—Income taxes (Continued)

        The reconciliation of the tax provision (benefit) computed at the statutory rate to the effective tax rate is as follows:

	Percent of pre-tax income
	2007	2006
Income tax expense (benefit)	35.0%	35.0%
State taxes (net of federal tax benefit)	5.2%	4.6%
Permanent differences	(0.4)%	(4.1)%
Loss from pass through	0.0%	(8.4)%
Change in valuation allowance	(16.6)%	(15.9)%
Prior period adjustments	0.4%	(11.1)%

Effective tax rate	23.6%	0.0%

        The Company adopted the provision of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109 ("FIN 48") on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustments in the liability for unrecognized income tax benefits.

        The Company recognizes interest and penalties related to uncertain tax position in income tax expense. As of January 2007, the Company had no accrued interest related to uncertain tax positions.

        The company files income tax returns in the U.S. federal and state jurisdictions. As of December 31, 2007, open tax years in the federal and some state jurisdictions date back to 1996 due to the taxing authorities' ability to adjust operating loss carry forwards. No changes in settled tax years have occurred through December 31, 2007. The Company does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next 12 months.

Change in tax status

        Effective with the execution of the Share Exchange Agreement with Blackfoot discussed in Note 1, the Company terminated its subchapter S status and became a taxable C-corporation entity. Prior to the merger on February 6, 2006, no provision was made for income taxes in 2005 because the losses were included in the personal tax returns of the Company's shareholders.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 14—Employee benefit plans

        Effective as of the date of acquisition of Brad Foote, the Company sponsors a defined contribution savings plan that allows substantially all employees in the Gearing Systems segment to contribute a portion of their pre-tax and/or after-tax income up to statutory limits. The plan requires the Company to match 50% of the participants' contributions up to 4% of the participants' compensation.

        Effective as of the date of the acquisition of RBA, the Company sponsors a defined contribution savings plan that allows RBA employees within the Towers and Fabrication segment to contribute a portion of their pre-tax and/or after-tax income up to statutory limits. The plan requires the Company to match 100% of the participants' contributions up to 3% of the participants' compensation.

        Total costs incurred under these plans for the year ended December 31, 2007 were $74. There were no such plans in 2006, and there is currently no benefit plan for the Company's Tower Tech subsidiary.

Note 15—Operating leases—related party

        During 2007, the Company amended the operating leases under which the Company leases its two Towers and Fabrication facilities from City Centre, LLC, a limited liability company owned by the Company's President and a director who was serving on the Board at the time the amendment was executed, but who subsequently resigned. The leases call for monthly rents of $42 and $8, and expire on December 31, 2014 and July 31, 2017, respectively. The leases also grant the Company five options to renew the lease for an additional five years beginning at the end of the lease period just ended.

        In 2007, the Company entered into a 15-year lease with City Centre, LLC for a third building utilized for its Towers and Fabrication operating facilities. The lease commences in June 2008 with a monthly payment due of $19.

        Following is a schedule by years of future minimum rental payments required under the lease as of December 31, 2007:

Year ending December 31,	Minimum payments on operating lease obligations
2008	$738
2009	831
2010	831
2011	831
2012	831
Thereafter	3,795

Total minimum required lease payments	$7,857

Related party rent expense for the years ended December 31, 2007 and 2006 was $410 and $400, respectively.

        Accrued rent payable to City Centre, LLC totaled $118 and $558 at December 31, 2007 and 2006, respectively, and is included in accrued liabilities.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 16—Operating leases—third party

        The Company leases various property and equipment and buildings under lease agreements of varying terms extending to 2012. Rental expense attributed to third party operating leases was $201 and $0 for the years ended December 31, 2007 and 2006, respectively.

        Following is a schedule by years of future minimum rental payments required under the leases as of December 31, 2007:

Year ending December 31,	Minimum payments on lease obligations
2008	$1,305
2009	1,295
2010	1,318
2011	1,343
2012	1,370
Thereafter	5,716

Total minimum required lease payments	$12,347

Note 17—Related party transactions

        Interest expense of $547 and $287 was incurred on shareholder and related party notes during the years ended December 31, 2007 and 2006, respectively, and $488 and $197 was included in accrued liabilities at December 31, 2007 and 2006, respectively.

        At December 31, 2007, $282 relating to amounts due from shareholders is included within other current assets on the consolidated balance sheet. This amount represents amounts paid by the Company on behalf of four shareholders in connection with the March 2007 sale of stock by each of the shareholders. The Company expects to collect this amount in 2008.

        During the year ended December 31, 2006, the Company's shareholders provided managerial services to the Company without charge. The Company determined the fair value of these services to be $242. These amounts were recorded as selling, general, and administrative expense and contributed capital. No managerial services were provided without charge during the year ended December 31, 2007.

        During the year ended December 31, 2007, the Company's Brad Foote subsidiary leased two properties from limited liability companies controlled by the wife of the Company's chief executive officer. On February 19, 2008, the Company purchased each of the properties. Refer to Note 4 for further discussion of the leases and Note 22 for discussion of the acquisition of these properties subsequent to December 31, 2007.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 18—Commitments and contingencies

Customer disputes

        As of December 31, 2006, the Company had disputes over service billings related to contracted tower work from one vendor totaling $142. The Company is in disagreement over these billings with the vendor and does not believe it owes the stated amounts. As of April 2008, the Company has not resolved these matters and it is more likely than not that the Company will pay some amount to settle these liabilities. The Company's best estimate of this potential contingent liability is 50% of the total, which is approximately $71 and has recorded this in accrued liabilities at December 31, 2007.

Purchase commitments

        (A)  In 2007, the Company's Brad Foote subsidiary entered into a contract with a foreign vendor to purchase equipment totaling 16,843 Euros, with expected shipment dates beginning in the first quarter of 2008 and ending in the second quarter of 2010. This commitment price is fixed in Euros and the Company has no foreign currency hedge on this commitment. At December 31, 2007, the Company had made payments of $2,870 on this contract, and accordingly recorded total net foreign currency losses in the statement of operations of $15 due to the decline in the value of the U.S. Dollar relative to the Euro. Until full payment of amounts due on this contract, if a forward hedge is not executed, the Company remains exposed to future foreign currency fluctuation.

        The following table presents the projected amounts of future cash commitments in Euros, based on the estimated shipment dates of the individual equipment items remaining to be purchased:

Year ending December 31,	Euros
2008	€10,373
2009	2,150
2010	1,450

Total commitment	€13,973

        (B)  The Company uses derivative financial instruments to manage well-defined commodity price risks and does not use them for speculation or trading purposes. Specifically, the Company uses forward contracts to reduce the volatility of electricity prices. These contracts meet the settlement requirements under SFAS No. 133 and qualify for the normal purchases and normal sales exclusions as defined by SFAS No. 133. The Company's Brad Foote subsidiary has also committed to a long-term agreement to purchase 100% of its electricity requirements from a single provider through January 2009, a portion of which are purchased at fixed prices. The committed electricity quantities are substantially lower than Brad Foote's actual energy usage; hence, the Company's exposure is considered minimal.

        (C)  The Company's Tower Tech subsidiary has committed to purchase $573 of machinery and equipment to be delivered in the second quarter of 2008. As of December 31, 2007, the Company had paid a 20% deposit on this commitment, which is reported within machinery and equipment on the Company's consolidated balance sheet; however, as the asset had not yet been received or placed into service, no depreciation expense has been recorded.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 18—Commitments and contingencies (Continued)

Environmental remediation liabilities

        In connection with the Company's acquisition of Brad Foote in October 2007, it reviewed Phase I Environmental Site Assessments ("ESAs") performed at each of Brad Foote's operating facilities. The Phase I ESAs included one owned property acquired by the Company, and two leased properties, which have both been consolidated into the balance sheet and statement of operations of the Company as of and for the year ended December 31, 2007. The Phase I ESA's indicated the potential existence of several reportable environmental conditions at the sites; however the Company has not performed full environmental assessments at any of the sites. The Company is not aware of any ongoing legal or regulatory environmental matters relating to the sites, and has not identified any circumstances or events that would require the Company to take action on any of the conditions identified or other conditions not specifically noted in the Phase I ESAs.

        The Company has no known short- or long-term obligations relating to any of its operating sites, and has no reason to believe its intended use of its owned or leased properties will result in probable future environmental remediation liabilities. Until such time as the Company obtains thorough environmental assessments, either through voluntarily or compulsory action, it cannot determine a reasonable estimate of any future liabilities, or a reasonable range thereof. Accordingly, the Company has not recognized any liability or expense relating to such liabilities in its consolidated balance sheet or statement of operations as of and for the year December 31, 2007.

        As required by AICPA Statement of Position 96-1, Environmental Remediation Liabilities ("SOP 96-1"), the Company will record liabilities when environmental assessment indicates that site remediation efforts are probable and the costs can be reasonably estimated. The Company will measure such liabilities based on all information available, including currently enacted laws and regulations, professional assessments, existing technology, site-specific costs, and cost-sharing arrangements. Such estimates involve the judgment and assumptions of management, and any changes in assumptions or new information could lead to increases or decreases in the Company's ultimate liability, with any such changes recognized immediately in earnings.

Other

        The Company is also subject to legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the consolidated financial statements.

Note 19—Segment information

        For 2007, the Company's reportable operating segments are Towers and Fabrication and Gearing Systems. The Company's segments are comprised of distinct subsidiaries that operate as strategic business units. To the extent the Company's subsidiaries are closely related, they may be combined into the same segment. When determining whether segments are related for purposes of aggregation, the Company considers the following criteria:

  •
  Geographic proximity;

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 19—Segment information (Continued)

  •
  The extent to which the operations are similar, including products and services, customers, suppliers; and

  •
  Whether the subsidiaries are (or can be) managed by the same team.

        The Company evaluates the performance of operating segments based on revenue and gross margin. The accounting policies for the segments are the same as those described in Note 1. The Company accounts for intersegment sales and transfers as if the sales were to external third parties (i.e. at current market prices).

Towers and Fabrication

        For the Towers and Fabrication segment, the two subsidiaries aggregated therein, Tower Tech and RBA, have very similar and complementary operations, and are currently operated by the same management team. They also share the same property in Manitowoc, Wisconsin. Prior to acquisition, Tower Tech subcontracted certain labor and other services from RBA.

        The Towers and Fabrication segment is engaged in the manufacturing of wind towers for large wind tower integration companies and the fabricating, welding, and machining of parts for the energy, mining, construction, and metals industries.

        For 2007, the Towers and Fabrication segment comprised 43% of total consolidated revenues, with net income before taxes of $1,155. It comprised 15% of total consolidated assets.

Gearing Systems

        The Company's Gearing Systems segment consists of its Brad Foote subsidiary. It is operated by a separate management team that was retained upon the Company's acquisition of Brad Foote in October 2007. While this segment may share certain customers and suppliers with the Towers and Fabrication segment, it has a separate production process and is tracked independently of the Towers and Fabrication Segment for management reporting purposes.

        The Gearing Systems segment manufactures and supplies gearing systems for the wind turbine, oil and gas and energy-related industries.

        For 2007, the Gearing Systems segment comprised 57% of total consolidated revenues, with net losses before taxes of $5,151. It comprised 87% of total consolidated assets.

Other

        The Company applies the provisions of EITF 04-10 for segment reporting. Under the provisions of EITF 04-10, any operating segments that do not individually meet the aggregation criteria or quantitative thresholds described in SFAS 131 may be combined with other operating segments that do not individually meet the aggregation criteria or quantitative thresholds to form a separate reportable segment. The Company has combined all operating segments that do not individually meet the aggregation criteria established in SFAS 131 to form the "Other" segment for segment reporting. For 2007, the Other segment is comprised of activities of corporate and company administration activities.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 19—Segment information (Continued)

Expenses in this segment are generally associated with managing the reportable operating segments, office rent, and salaries of employees not attributable to the Company's reportable segments. Other segment assets consist principally of cash and cash equivalents, accounts and notes receivable from subsidiaries, various office furniture and equipment, and deferred income tax assets.

        Segment financial data are as follows:

	Towers and Fabrication	Gearing Systems	Other	Intersegment Eliminations	Total
As of and for the year ended December 31, 2007
Revenues from external customers	$12,829	$16,975	—	—	$29,804
Cost of sales	8,098	17,767	—	—	25,865
Gross profit (loss)	4,731	(792)	—	—	3,939
Depreciation and amortization	121	1,629	—	—	1,750
Interest income	400	—	—	—	400
Interest expense	(204)	(547)	(488)	—	(1,239)
Income tax benefit	1,039	—	—	—	1,039
Net income (loss)	2,594	(5,151)	(805)	—	(3,362)
Property and equipment, net	10,153	48,737	—	—	58,890
Total assets	30,773	179,940	138	(5,033)	205,818
Capital expenditures	4,921	933	—	—	5,854

	Towers and Fabrication	Gearing Systems	Other	Intersegment Eliminations	Total
As of and for the year ended December 31, 2006
Revenues from external customers	$4,023	$—	$—	$—	$4,023
Cost of sales	4,822	—	—	—	4,822
Gross profit (loss)	(799)	—	—	—	(799)
Depreciation and amortization	328	—	—	—	328
Interest income	—	—	—	—	—
Interest expense	411	—	—	—	411
Net loss	(2,735)	—	—	—	(2,735)
Property and equipment, net	2,799	—	—	—	2,799
Total assets	3,895	—	—	—	3,895
Capital expenditures	408	—	—	—	408

Note 20—Earnings per share

        Broadwind Energy computes earnings per share in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share are computed

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 20—Earnings per share (Continued)

by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding.

        The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for 2007 and 2006:

	2007	2006
Basic earnings per share calculation:
Net loss to common stockholders	$(3,362)	$(2,735)
Weighted average of common shares outstanding	51,535,137	33,771,768
Basic net loss per share	$(0.07)	$(0.08)
Diluted earnings per share calculation:
Net loss to common stockholders	$(3,362)	$(2,735)
Weighted average of common shares outstanding
Convertible promissory notes(1)	—	—
Stock Options(2)	—	—
Diluted weighted average of common shares outstanding	51,535,137	33,771,768
Diluted net loss per share	$(0.07)	$(0.08)

(1)
The senior subordinated convertible promissory notes are anti-dilutive for the year-ended December 31, 2007, and therefore have been excluded from diluted earnings per share. Had the convertible debt been included in the diluted earnings per share calculation, weighted-average outstanding shares would have increased by approximately 685,000 shares for the year-ended December 31, 2007.

(2)
The 950,000 shares of options granted and outstanding have not vested as of December 31, 2007, and therefore, have been excluded from diluted earnings per share.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 21—Disclosures about fair values of financial instruments

        The estimated fair values of the Company's financial instruments at December 31 are as follows:

	2007		2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$5,782	$5,782	$126	$126
Inventories	12,983	12,983	288	288
Other current assets	1,946	1,946	14	14
LIABILITIES:
Long-term debt, including current maturities	55,754	56,731	5,869	5,789
Interest rate swaps	388	388	—	—

        Trade receivables and payables have an estimated market value equal to their carrying value. The fair value of long-term debt is estimated based on approximate borrowing rates currently available to Broadwind Energy for debt equal to the existing debt maturities.

Note 22—Subsequent events

Acquisition of Energy Maintenance Service, LLC

        On January 16, 2008, the Company completed its acquisition of all of the outstanding membership interests of Energy Maintenance Service, LLC ("EMS"), a Gary, South Dakota-based full service provider to the wind industry with offerings including construction, operations and maintenance, and component repairs of wind turbines. The acquisition was completed pursuant to a Membership Interest Purchase Agreement among the Company, EMS, and the members of EMS dated December 9, 2007.

        The purchase price for the EMS acquisition consisted of cash and common stock. The cash paid at closing was approximately $18,429, which included a $2,250 final tax adjustment and $2,360 to enable Energy Maintenance Service to pay employee bonuses and for the cancellation of options to purchase membership interests of Energy Maintenance Service, as described in further detail below. The stock portion of the purchase price consisted of 1,629,834 shares of Company common stock, calculated at a per share price of $8.48.

        In connection with the acquisition of EMS, the Company entered into an employment agreement with the EMS President and CEO, Joe Kolbach, who will continue chief executive responsibilities for Energy Maintenance Service as a subsidiary of the Company. EMS employees and certain other persons who held options to purchase membership interests of Energy Maintenance Service agreed to terminate those options upon closing. In exchange for that arrangement, the Company agreed to issue incentive stock options to acquire an aggregate of 158,000 shares of Company unregistered common stock. EMS intends to continue to employ the option holders following closing, and the options to purchase shares of Company common stock were issued pursuant to the Company's 2007 Equity Incentive Plan (Note 12).

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 22—Subsequent events (Continued)

        The Company financed its acquisition of EMS through a private placement of 2,031,250 shares of the Company's unregistered common stock at a price of $8.48 per share for a total purchase price of $17,225 to Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Overseas Fund, Ltd., and Tontine 25 Overseas Master Fund, L.P. This private placement was negotiated at the time the EMS purchase agreement was signed. In addition, the Company assumed approximately $2,500 of senior debt from Energy Maintenance Service in connection with the acquisition.

        With the acquisition of EMS in January 2008, we added a third segment, referred to as Service and Maintenance. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the date of the acquisition of EMS (in thousands):

Current assets	$6,409
Property and equipment, net	1,532
Trademark	1,790
Goodwill	3,602
Customer relationships	24,700

Total assets acquired	38,033
Current liabilities	(4,581)
Long-term liabilities	(800)

Total liabilities assumed	(5,381)

Net assets acquired	$32,652

Purchase of Property

        On February 19, 2008, the Company's Brad Foote subsidiary completed the purchase of two real estate parcels located in Cicero, Illinois (the "Cicero Property") and Pittsburgh, Pennsylvania (the "Pittsburgh Property"), which Brad Foote previously leased pursuant to lease agreements dated August 22, 2007 (the "Lease Agreements"). Brad Foote acquired the Cicero Property from BFG Cicero LLC, an Illinois limited liability company ("BFG Cicero"), and acquired the Pittsburgh Property from BFG Pittsburgh LLC, a Pennsylvania limited liability company ("BFG Pittsburgh") pursuant to two Real Property Purchase Agreements that were executed on February 14, 2008 and effective February 11, 2008 (together, the "Purchase Agreements"). The sole member of each of BFG Cicero and BFG Pittsburgh is BFG Acquisition LLC, an Illinois limited liability company whose sole member is the wife of the Company's chief executive officer.

        On December 13, 2007, Brad Foote provided notice to BFG Cicero and BFG Pittsburgh of its intent to exercise its options to purchase the Cicero Property and the Pittsburgh Property for a total cost of $3,634. The total cost included aggregate closing costs of $80 and a negotiated reimbursement of $154 to BFG Cicero and BFG Pittsburgh to cover purchase and sale costs and to ensure BFG Cicero and BFG Pittsburgh incurred no gain or loss in connection with the transaction.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

(FORMERLY TOWER TECH HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 22—Subsequent events (Continued)

        In order to complete the purchases, Brad Foote created two wholly-owned special purpose entities, 1309 South Cicero Avenue, LLC (the "Cicero Avenue, LLC") and 5100 Neville Road, LLC (the "Neville Road, LLC"), and assigned its interest in the Purchase Agreements to such entities. The Cicero Avenue, LLC and the Neville Road, LLC completed the acquisitions on February 19, 2008 and assumed the interests of BFG Cicero and BFG Pittsburgh as landlord pursuant to the Lease Agreements. Brad Foote will continue to lease the properties from the Cicero Avenue, LLC and the Neville Road, LLC pursuant to the Lease Agreements.

        To finance a portion of the purchase price, the Cicero Avenue, LLC and the Neville Road, LLC obtained a term loan in the amount of $2,075 from LaSalle Bank National Association (the "Real Estate Term Loan"). The Real Estate Term Loan is secured by various agreements executed by Brad Foote, the Cicero Avenue, LLC, and the Neville Road, LLC. In addition, Brad Foote has guaranteed payment of the principal, interest and any premium under the Real Estate Term Loan and has amended its preexisting Loan Agreement with LaSalle Bank National Association to reflect the Real Estate Term Loan and its unconditional guarantee.

Financing Transactions

        On March 21, 2008, the Company executed an amendment to the existing line of credit with Investors Community Bank, which increased the total available credit from $2,500 to $5,500. At December 31, 2007, the Company had no outstanding borrowings on the line of credit. The purpose for the increase is to fund future equipment purchases and for general working capital needs.

Letters of Intent

        Through the normal course of business, the Company enters into nonbinding letters of intent for asset acquisitions, business combinations, or other transactions. Subsequent to December 31, 2007 through the date of this report, the Company has five letters of intent outstanding to third parties for which final agreements have not been executed. These letters do not represent a legal commitment or obligation of the Company, and may be withdrawn at the Company's discretion.

BROADWIND ENERGY, INC.
EXHIBIT INDEX FOR
FORM 10-KSB FOR 2007 FISCAL YEAR

EXHIBIT NUMBER	DESCRIPTION
2.1	Share Exchange Agreement by and among Blackfoot Enterprises, Inc. and the shareholders of Tower Tech Systems, Inc. and Tower Tech Systems, Inc. dated as of November 7, 2005—incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 21, 2005
2.2
Stock Purchase Agreement dated September 13, 2007 among the Company, RBA, Inc. and the stockholders of RBA, Inc.—incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 17, 2007
2.3
Stock Purchase Agreement dated August 22, 2007 among the Company, Brad Foote Gear Works, Inc. and the shareholders of Brad Foote Gear Works, Inc.—incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed August 24, 2007
2.4
Membership Interest Purchase Agreement dated December 9, 2007 among the Company, Energy Maintenance Service, LLC, Joseph A. Kolbach and the members of Energy Maintenance Service, LLC—incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 13, 2007
2.5
Amendment No. 1 to the Membership Interest Purchase Agreement dated December 9, 2007 among the Company, Energy Maintenance Service, LLC, Joseph A. Kolbach and the members of Energy Maintenance Service, LLC—incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 14, 2008
3.1	Articles of Incorporation—incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10-SB filed August 11, 2000
3.2	Certificate of Amendment to Articles of Incorporation—incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed February 10, 2006
3.3	Certificate of Amendment to Articles of Incorporation—filed herewith
3.4	Bylaws, as amended and restated through December 13, 2007—incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 19, 2008
10.1
Lease agreement dated January 1, 2005 between Tower Tech Systems, Inc. and City Centre, LLC—incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
10.2	Amendment, dated December 1, 2007, to Lease agreement dated January 1, 2005 between Tower Tech Systems, Inc. and City Centre, LLC—filed herewith
10.3	Lease Agreement dated December 26, 2007 between Tower Tech and City Centre, LLC—filed herewith
10.4	Purchase Agreement effective February 11, 2008 between Brad Foote and BFG Cicero—incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 21, 2008
10.5
Assignment and Assumption of Purchase Agreement effective February 11, 2008 between Brad Foote and the Cicero Avenue LLC—incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 21, 2008

10.6	Purchase Agreement effective February 11, 2008 between Brad Foote and BFG Pittsburgh—incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 21, 2008
10.7
Assignment and Assumption of Purchase Agreement effective February 11, 2008 between Brad Foote and the Neville Road LLC—incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed February 21, 2008
10.8
Investment Agreement, dated June 27, 2006, by and between the Company and Dutchess Private Equities Fund, L.P.—incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 30, 2006
10.9
Securities Purchase Agreement dated March 1, 2007 between the Company and the Buyers named therein—incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 5, 2007
10.10
Securities Purchase Agreement dated August 22, 2007 among the Company, Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P.—incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 24, 2007
10.11
Senior Subordinated Convertible Promissory Note dated October 19, 2007 to Tontine Capital Overseas Master Fund, L.P.—incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed October 24, 2007
10.12
Senior Subordinated Convertible Promissory Note dated October 19, 2007 to Tontine Partners, L.P.—incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed October 24, 2007
10.13
Senior Subordinated Convertible Promissory Note dated October 19, 2007 to Tontine Overseas Fund, Ltd.—incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed October 24, 2007
10.14
Amended and Restated Securities Purchase Agreement dated January 3, 2008 among the Company, Tontine Capital Partners, L.P., Tontine Partners, L.P. and Tontine 25 Overseas Master Fund, L.P.—incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 4, 2008
10.15	April 1, 2006 amended line of credit agreements with related parties—incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006
10.16	Promissory note dated April 7, 2006 to City Centre LLC—incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006
10.17	Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association—filed herewith
10.18	Third Amendment, dated March 30, 1998, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association—filed herewith
10.19	Fourth Amendment, dated December 1, 1998, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association—filed herewith
10.20	Fifth Amendment, dated June 1, 1999, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association—filed herewith

10.21	Ninth Amendment, dated April 30, 2002, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association—filed herewith
10.22	Thirteenth Amendment, dated April 29, 2004, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association—filed herewith
10.23	Seventeenth Amendment, dated February 1, 2006, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association—filed herewith
10.24	Nineteenth Amendment, dated November 10, 2006, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association—filed herewith
10.25	Twenty-Second Amendment, dated June 30, 2007, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association—filed herewith
10.26	Twenty-Third Amendment, dated October 4, 2007, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association—filed herewith
10.27	Twenty-Fourth Amendment, dated October 18, 2007, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association—filed herewith
10.28	Twenty-Sixth Amendment, dated January 15, 2008, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association—filed herewith
10.29
Twenty-Seventh Amendment, dated January 31, 2008, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association—incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed February 21, 2008
10.30	Twenty-Eighth Amendment, dated April 11, 2008, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association—filed herewith
10.31	Amended and Restated Renewal Revolving Note dated January 15, 2008, from Brad Foote to LaSalle Bank National Association—filed herewith
10.32	Equipment Line Note dated June 30, 2007, from Brad Foote to LaSalle Bank National Association—filed herewith
10.33	Amended and Restated Equipment Line Note dated November 10, 2006, from Brad Foote to LaSalle Bank National Association—filed herewith
10.34	Consolidated Term Note dated February 1, 2006, from Brad Foote to LaSalle Bank National Association—filed herewith
10.35	Agreement Governing Extensions of Credit dated October 4, 2007 between Tower Tech and Investors Community Bank—filed herewith
10.36	Commercial Promissory Note dated October 4, 2007, from Tower Tech to Investors Community Bank—filed herewith
10.37	Commercial Loan Agreement dated October 4, 2007 between Tower Tech and Investors Community Bank—filed herewith

10.38	Commercial Security Agreement dated October 4, 2007 between Tower Tech and Investors Community Bank—filed herewith
10.39	Agreement Governing Extensions of Credit dated March 21, 2008 between Tower Tech and Investors Community Bank—filed herewith
10.40	Commercial Promissory Note dated March 21, 2008, from Tower Tech to Investors Community Bank—filed herewith
10.41	Commercial Loan Agreement dated March 21, 2008 between Tower Tech and Investors Community Bank—filed herewith
10.42	Guaranty dated March 21, 2008, by RBA to Investors Community Bank—filed herewith
10.43	Guaranty dated March 21, 2008, by the Company to Investors Community Bank—filed herewith
10.44
Registration Rights Agreement, dated June 27, 2006, by and between the Company and Dutchess Private Equities Fund, L.P.—incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 30, 2006
10.45	Registration Rights Agreement dated March 1, 2007—incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 5, 2007
10.46
Amendment to Registration Rights Agreement dated October 19, 2007, among the Company, Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P.—incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed October 24, 2007
10.47
Registration Rights Agreement dated October 19, 2007 among the Company, J. Cameron Drecoll, Pat Rosmonowski, Dennis Palmer and Noel Davis—incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 24, 2007
10.48
Registration Rights Agreement dated January 16, 2008 among the Company, EMS, Inc., Fagen, Inc., Joseph A. Kolbach and Daniel A. Yarano—incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 23, 2008
10.49*	Employment Agreement dated February 26, 2007 with Raymond L. Brickner III—incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 5, 2007
10.50*	Summary of Amendment, effective January 1, 2008, to Employment Agreement dated February 26, 2007 with Raymond L. Brickner III—filed herewith
10.51*	Employment Agreement dated October 19, 2007 between the Company and J. Cameron Drecoll—incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed October 24, 2007
10.52*	Employment Agreement dated April 12, 2007 with Steven A. Huntington—incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 27, 2007
10.53*	Summary of Amendment, effective October 24, 2007, to Employment Agreement dated April 12, 2007 with Steven A. Huntington—filed herewith
10.54*	Employment Agreement dated October 22, 2007 with Lars Moller—incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 26, 2008

10.55*	Employment Agreement dated October 22, 2007 with Matthew J. Gadow—incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 26, 2008
10.56*	Board Compensation Plan—incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 26, 2007
10.57*	Deferred Compensation Plan—incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 26, 2007
10.58*	2007 Equity Incentive Plan—incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007
10.59*	Form of Incentive Stock Option Agreement—incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007
10.60*	Form of Nonqualified Option Agreement—incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007
10.61*	Form of Restricted Stock Award Agreement—incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007
10.62*	Form of Performance Award Agreement—incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007
10.63*	Form of Stock Appreciation Rights Agreement—incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007
14.1	Code of Ethics and Business Conduct, as amended and restated through December 13, 2007—incorporated by reference to Exhibit 14.1 to the Company's Current Report on Form 8-K filed December 19, 2007
21.1	Subsidiaries of Broadwind Energy, Inc.—filed herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer—filed herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer—filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer—filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer—filed herewith

*
Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

QuickLinks

PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
  ITEM 7. FINANCIAL STATEMENTS
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 8A. CONTROLS AND PROCEDURES
  ITEM 8B. OTHER INFORMATION
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 13. EXHIBITS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  ITEM 7. FINANCIAL STATEMENTS
BROADWIND ENERGY, INC. AND SUBSIDIARIES (FORMERLY TOWER TECH HOLDINGS INC.) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS CONTENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BROADWIND ENERGY, INC. AND SUBSIDIARIES (FORMERLY TOWER TECH HOLDINGS INC.) CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
BROADWIND ENERGY, INC. AND SUBSIDIARIES (FORMERLY TOWER TECH HOLDINGS INC.) CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)
BROADWIND ENERGY, INC. AND SUBSIDIARIES (FORMERLY TOWER TECH HOLDINGS INC.) CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (in thousands, except share data)
BROADWIND ENERGY, INC. AND SUBSIDIARIES (FORMERLY TOWER TECH HOLDINGS INC.) CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
BROADWIND ENERGY, INC. AND SUBSIDIARIES (FORMERLY TOWER TECH HOLDINGS INC.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except share and per share data)