Form 10KSB/A
period 2007-12-31
BROADWIND ENERGY, INC.
filed 2008-04-29
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The issuer’s revenues for the fiscal year ended December 31, 2007 were $29,804,432.

The issuer’s aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates, computed by reference to a closing price of such common equity of $10.55 as of March 31, 2008, was $287,579,557.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2008—79,936,996 shares of common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “Original Report”) in order to include information required by Part III, Items 9-14, originally intended to be incorporated by reference to the information to be included in our Proxy Statement for the 2008 Annual Meeting of Shareholders.

This Amendment No. 1 does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002, which are currently dated and reflect the fact that this Amendment No. 1 neither contains nor amends our financial statements. Because no financial statements are contained in this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the items amended in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The names and ages of all of our directors and the positions held by each with the Company are as follows:

Name	Age	Position
J. Cameron Drecoll	53	Chief Executive Officer
Raymond L. Brickner III(1)	51	President
James M. Lindstrom(2)(3)	35	Chairman of the Board
Charles H. Beynon(2)(4)	59	Director
Terence P. Fox(2)(3)	52	Director
William M. Barrett(3)(4)	61	Director
David P. Reiland(4)(5)	54	Director

(1)	Mr. Brickner resigned as a director effective April 16, 2008.

(2)	Member of the Compensation Committee.

(3)	Member of the Governance/Nominating Committee.

(4)	Member of the Audit Committee.

(5)	Mr. Reiland was appointed to our Board of Directors effective April 16, 2008.

John Cameron Drecoll has served as our Chief Executive Officer and also as a director since October 19, 2007.  He was appointed to these positions pursuant to our acquisition of Brad Foote Gear Works, Inc. (“Brad Foote”) on October 19, 2007, where Mr. Drecoll held the positions of majority shareholder and Chief Executive Officer since 1996.  Mr. Drecoll has more than 30 years of experience in the industrial manufacturing segment. Prior to acquiring Brad Foote Gear Works, Mr. Drecoll served in operational management, specializing in integration and turnaround of new acquisitions, at Regal Beloit Corporation. During his 15 years at Regal, the company enjoyed a five-fold increase in sales. Mr. Drecoll served on the Board of Directors of the American Gear Manufacturer Association and served as Chairman in 2003. Mr. Drecoll received a Mechanical Engineering degree and a Masters of Business Administration from Marquette University.

James M. Lindstrom has served as a member of the Company’s Board of Directors since October 24, 2007.  He is Chairman of the Board and is Chairman of the Compensation Committee.  Mr. Lindstrom is also a member of the Governance/Nominating Committee.  He has been a partner of Tontine Associates, LLC, a Greenwich, Connecticut-based investment partnership since February 2006.  From 2003 to 2006, Mr. Lindstrom was Chief Financial Officer of Centrue Financial Corporation and has prior experience in private equity and investment banking.

Raymond L. Brickner III has served as our President and as a director since the reverse public shell transaction between Tower Tech Systems, Inc. (“Tower Tech”) and Blackfoot Enterprises, Inc. in February 2006. In addition, Mr. Brickner has served as President of R. B. A. Inc. (“RBA”) since its inception in 1985. We acquired R. B. A. Inc. on October 1, 2007. Mr. Brickner resigned as a director effective April 16, 2008.

Charles H. Beynon has served as a member of the Company’s Board of Directors since October 24, 2007.  He is the Audit Committee Chairman and is designated as its financial expert.  Mr. Beynon is also a member of the Compensation Committee.  Mr. Beynon is a Certified Public Accountant in Texas and has worked as an independent financial consultant providing financial and advisory services to a diverse group of clients since 2002.  Mr. Beynon serves as a director of Integrated Electrical Services, Inc., a public company. Mr. Beynon retired as a partner from Arthur Andersen in 2002 after a 29 year career with the firm, including 19 years as a partner. He served as a division head in the firm’s Houston office where he was principally responsible for the firm’s service to middle market non-energy related clients.

Terence P. Fox serves as Secretary and General Counsel and is also a director of the Company.  Mr. Fox has held these positions since the date of the reverse public shell transaction between Tower Tech and Blackfoot Enterprises, Inc. in February 2006.  Mr. Fox is also a member of the Compensation Committee and Governance/Nominating Committee.  He has been a partner in the law firm of Kummer, Lambert & Fox, LLP, and its predecessor, Dewane, Dewane, Kummer, Lambert & Fox, LLP, located in Manitowoc, Wisconsin, since June 1987.  Mr. Fox graduated from the University of Wisconsin - Milwaukee and the Marquette University Law School.  He has many business and real estate interests and sits on the board of directors of several non-profit and for-profit organizations in the Manitowoc, Wisconsin, area.

William M. Barrett has served as a member of the Company’s Board of Directors since October 24, 2007.  He is  the Governance/Nominating Committee Chairman and is a member of the Audit Committee.  Mr. Barrett served from May 2000 until his retirement in 2007 as the President and Chief Executive Officer of Neenah Foundry Company, a corporation that manufactures and markets iron castings and steel forgings for the heavy municipal market and segments of the industrial market, and Neenah Enterprises, Inc., which owns the parent of Neenah Foundry.  Mr. Barrett has also been a director and Chairman of the Board of Neenah Enterprises and Neenah Foundry, both public companies, since May 2000.

David P. Reiland has served as a member of the Company’s Board of Directors since April 16, 2008 and is a member of the Audit Committee.  Mr. Reiland has been employed by Magnetek, Inc., a power and motion control systems developer, since 1986. He has held numerous high-level positions, including executive vice president, chief financial officer, controller and vice president of finance, and has served as chief executive officer and president since October 2006. In addition, Mr. Reiland serves on the board of directors of Magnetek, which is a public company. Prior to joining Magnetek, Mr. Reiland was an audit manager with Arthur Andersen & Co. Mr. Reiland is a certified public accountant who also holds an undergraduate degree in financial management from California State University, Long Beach, and an MBA from the University of Southern California.

Audit Committee

The Audit Committee is comprised of directors Charles H. Beynon (Chair), William M. Barrett and David P. Reiland.  Messrs. Beynon, Barrett and Reiland satisfy, in the judgment of the Board of Directors, the independence requirements of Nasdaq Rule 4200(a)(15) (although the Company is not required to comply with such provision), and the Audit Committee and its members satisfy the criteria of Section 10A(m)(3) and Rule 10A-3 of the Securities Exchange Act of 1934. The Audit Committee is responsible for the oversight relating to the Company’s systems of internal and disclosure controls and its financial accounting and reporting matters. The Audit Committee is also responsible for appointment, compensation, retention and oversight of the work of any publicly registered accounting firm, including the Company’s independent public accountants.

The Board has determined that Charles H. Beynon is the “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-B.  The designation of Mr. Beynon as the audit committee financial expert does not impose on Mr. Beynon any duties, obligations or liability that are greater than the duties, obligations and liability imposed on Mr. Beynon as a member of the Audit Committee and the Board of Directors in the absence of such designation or identification.

Nomination Procedures

On October 24, 2007, our Board of Directors established a Governance/Nominating Committee to oversee director nominations and other corporate governance matters. At its initial meeting on December 13, 2007, the Governance/Nominating Committee adopted a charter and policies for director nominations and stockholder proposals. The Governance/Nominating Committee met one time during fiscal 2007.

The policies for director nominations and stockholder proposals provide that the Nominating/Governance Committee will review director nominees proposed by stockholders.  Stockholders may recommend a nominee to be considered by the Nominating/Governance Committee by submitting a written proposal to the Chairman of the Board of Directors, at Broadwind Energy, Inc., 47 East Chicago Avenue, Suite 332, Naperville, Illinois 60540.  Notice of a recommendation must include the name and address of the stockholder making the recommendation and the class and number of shares such shareholder owns. With respect to the nominee, the stockholder should include the nominee’s name, age, business address, residence address, current principal occupation, five-year employment history with employer names, and a description of the employer’s business, the number of shares beneficially owned by the nominee, whether such nominee can read and understand basic financial statements and Board membership, if any. The stockholder should also include a description of the nominee’s experience and character traits that cause him or her to be suitable for Board membership, and, if desired, an explanation of why the stockholder believes that the nominee would make a meaningful contribution to the Board. A consent signed by the proposed nominee agreeing to be considered as a director should accompany the written proposal.

Director Compensation

On October 24, 2007, the Broadwind Energy, Inc. Board Compensation Plan (the “Board Compensation Plan”) was declared effective by the Board of Directors. Prior to the effective date of the Board Compensation Plan, our directors did not receive compensation. After the effective date of the Board Compensation Plan, each eligible director, other than Mr. Lindstrom, was compensated in accordance therewith. Mr. Lindstrom was not compensated under the Board Compensation Plan or otherwise for his services as a director, committee member or committee chairman.

The Board Compensation Plan provides that each “eligible director” will receive $3,750 per calendar quarter for Board membership, $600 for each meeting that he or she personally attends and $500 for each meeting that he or she telephonically attends. Committee chairpersons will receive an additional cash fee of $3,750 per calendar quarter for their service, $1,100 for each committee meeting that he or she personally attends and $500 for each committee meeting that he or she telephonically attends. Other committee members will receive $600 for each committee meeting that he or she personally attends and $500 for each committee meeting that he or she telephonically attends. An “eligible director” is defined as a non-employee member of the Board who is not otherwise compensated by Broadwind.

In addition, in connection with their appointment as directors, the Board granted to William Barrett and Charles Beynon non-qualified stock options to purchase 25,000 shares each under the Broadwind Energy, Inc. 2007 Equity Incentive Plan, which was approved by the Board on August 20, 2007 but is subject to stockholder approval (the “2007 Plan”). The options will vest ratably over a three-year period and expire October 24, 2017. The exercise price is equal to the fair market value on the date of the grant, which was $8.00 per share.

Each non-employee director is eligible to participate in the Broadwind Energy, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), which was adopted by the Board on October 24, 2007. The Deferred Compensation Plan is an unfunded deferred compensation arrangement subject to the provisions of Section 409A of the Internal Revenue Code (“Section 409A”). During 2007, four of our directors elected to participate in the Deferred Compensation Plan. The value of each participant’s account is deemed invested in shares of Broadwind common stock and is payable upon separation from service or, in the Administrator’s discretion, upon an unforeseeable emergency. There were no earnings on deferred compensation for 2007.

2007 Director Compensation Table

Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	Total ($)

James M. Lindstrom	$0	$0	$0
Chairman of the Board

Charles H. Beynon	$14,294	$4,790	$19,084
Audit Committee Chair

William M Barrett	$13,640	$4,790	$18,430
Governance and Nominating Committee Chair

Terence P. Fox	$7,865	$0	$7,865
Secretary

Daniel P. Wergin(3)	$8,460	$0	$8,460
Director

Christopher C. Allie(4)	$0	$0	$0
Director

(1) All directors received the amount of cash compensation to which they were entitled under the Board Compensation Plan, as described in the paragraphs directly preceding this Director Compensation Table in the section entitled “Director Compensation.” The Board Compensation Plan was declared effective October 24, 2007.

(2) Represents the amounts expensed for financial statement reporting purposes for the fiscal yeas ended December 31, 2007, in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)), for outstanding option awards to directors. No awards were granted prior to 2007. The assumptions used to determine the valuation of the awards are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 12 to our consolidated financial statements, included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. At fiscal year end the aggregate number of option awards outstanding for each non-employee director was as follows: James M. Lindstrom, 0; Charles H. Beynon, 25,000; William M. Barrett, 25,000; Terence P. Fox, 0; Daniel P. Wergin, 0; and Christopher C. Allie, 0.

(3) Mr. Wergin served on our Board until his resignation in January 2008.

(4) Mr. Allie served on our Board until his resignation in June 2007.

Code of Ethics and Business Conduct

The Board has a Code of Ethics and Business Conduct (“Code of Ethics”) that applies to all of our employees, directors, and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics addresses such topics as protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, conflicts of interest, and insider trading. The Code of Ethics is posted on our Internet website, www.broadwindenergy.com, and is available in print, free of charge to any stockholder who sends a request for a paper copy to Broadwind Energy, Inc., Attn: Investor Relations, 47 East Chicago Avenue, Suite 332, Naperville, IL 60540. Broadwind intends to include on its website any amendment to, or waiver from, a provision of its Code of Ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Officers, directors and greater than ten percent shareholders (“Insiders”) are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely upon a review of the copies of such reports furnished to us during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to Insiders were complied with, except for the following: Jeffrey Gendell, et al filed two late Form 4s to report open market purchases; Steven A. Huntington reported a stock option grant one day late on one Form 4; and Samuel L. Fairchild reported two late transactions on a Form 5 that was timely filed.

ITEM 10.  EXECUTIVE COMPENSATION

Overview

Compensation of our executives generally consists of base salary and long-term equity compensation in the form of stock option and restricted stock awards. Under the terms of their employment agreements, executives are eligible to receive annual performance-based non-equity incentive plan awards, however no such compensation was awarded for 2007 performance. Our executives are also eligible to participate in our 2007 Equity Incentive Plan and to receive standard employee benefits, such as health insurance, paid vacation and a 401K match. However, Mr. Drecoll was the only named executive officer who received a 401K matching contribution in 2007.

Employment Agreements

John Cameron Drecoll was appointed as our Chief Executive Officer and a director on October 19, 2007, in connection with our completion of the Brad Foote acquisition. Mr. Drecoll’s employment agreement provides for an annual base salary of $250,000, subject to review and upward adjustment by the Board on at least an annual basis. In addition, Mr. Drecoll will be eligible each year during the term of the employment agreement for an annual bonus based on individual and Company performance criteria to be established by the Board.

Raymond L. Brickner III currently serves as Broadwind’s President. On February 26, 2007, he entered into an employment agreement with Broadwind, the term of which commenced on March 1, 2007 and terminates February 28, 2010. The agreement provided for an original annual base salary of $150,000, which was increased by the Compensation Committee to $200,000 per annum, effective January 1, 2008. The employment agreement further provides that Broadwind will pay supplemental and bonus compensation to Mr. Brickner as the parties may mutually agree, and as is commensurate with industry standards.

Steven A. Huntington was appointed to the position of Chief Financial Officer effective April 23, 2007, pursuant to a two-year employment agreement. Mr. Huntington’s employment agreement originally provided for an annual base salary of $130,000, which our Board increased to $175,000 per annum on October 24, 2007. The employment agreement further provides that Broadwind will pay supplemental and bonus compensation to Mr. Huntington as the parties may mutually agree, and as is commensurate with industry standards. In addition, under the terms of his employment agreement, we reimbursed Mr. Huntington for $32,213 of relocation expenses during 2007. On May 1, 2008, Mr. Huntington will no longer serve as the Chief Financial Officer of Broadwind, but will continue to serve as Chief Financial Officer of Tower Tech.

Lars Moller has served as our Executive Vice President and Chief Operating Officer since March 26, 2008. We hired Mr. Moller on October 23, 2007 to serve as Executive Vice President of Business Development. Mr. Moller’s employment agreement, which has a three-year term, provides for an annual base salary of $250,000. Mr. Moller’s base salary is subject to review and adjustment from time to time. In addition, Mr. Moller will be eligible each year during the term of the employment agreement for an annual bonus based on individual and Company performance criteria to be established by the Board.

Termination of Employment Agreements

The terms of the employment agreements of Messrs. Drecoll and Moller may be shortened if termination occurs prior to that time, as follows: (i) by Broadwind for “cause” (as defined in the employment agreement), if the employee fails to cure the reasons that constitute “cause” within thirty calendar days of receiving notice from the company; (ii) by Broadwind without “cause” upon thirty calendar days’ written notice; or (iii) by the employee for “good reason” (as defined in the employment agreement), if Broadwind fails to cure the reasons that constitute “good reason” within thirty calendar days of receiving notice from the employee. The employment agreements of Messrs. Brickner and Huntington provide that the term may be shortened (i) by Broadwind upon 30 days’ notice, (ii) upon the mutual consent of Broadwind and the employee, or (iii) by either Broadwind or the employee upon the material breach or violation of the terms of the agreement after a 30-day notice and cure period.

The employment agreements of Messrs. Drecoll and Moller provide that the executive would receive his base salary for a period of twelve months, plus other benefits for which he is eligible, if he is terminated without “cause” within one year of a “change of control” (as defined in the agreement). Mr. Drecoll’s employment agreement provides that if he is terminated without “cause” or if he terminates his employment for “good reason,” Broadwind will be obligated to pay to him his base salary for the remainder of the agreement’s three-year term, or a period of twelve months, whichever is greater, plus other benefits for which he is eligible. If the employment of Mr. Moller is terminated without “cause” or for “good reason,” Broadwind would be obligated to pay the employee’s then-current base salary for a period of twelve months, plus other benefits for which he is eligible.

Our executives’ employment agreements also contain non-competition, non-solicitation and confidentiality provisions. Mr. Drecoll’s employment agreement includes non-competition and non-solicitation covenants that continue for two years after termination of employment. The non-competition and non-solicitation provisions in Mr. Moller’s employment agreement continues for one year after termination of employment. Mr. Brickner’s employment agreement and Mr. Huntington’s employment agreement contain, respectively, a covenant not to compete for two years after the termination of the agreement and a covenant not to compete for one year after termination of the agreement. All of the agreements include provisions regarding confidentiality.

Material Terms of Equity Awards

Two of our named executive officers have received awards under our 2007 Equity Incentive Plan, which was approved by the Board on August 20, 2007 and is subject to stockholder approval. Incentive stock option grants generally have a ten-year term and vest ratably on the first through fifth anniversary dates of the date of grant. The exercise price for our executives’ stock options is equal to the fair market value on the date of the grant. Vesting provisions for incentive stock options are generally based solely on continued service as an employee and are not tied to performance conditions.

On December 13, 2007, upon the recommendation of the Compensation Committee, the Board granted each of Mr. Moller and Mr. Huntington 5,000 shares of restricted stock, in recognition of their work on Broadwind’s acquisition of Energy Maintenance Service, LLC. The grants were made under the Broadwind Energy, Inc. 2007 Equity Incentive Plan, which was approved by the Company’s Board on August 20, 2007 and remains subject to stockholder approval. Half of each recipient’s shares vested on the date Broadwind closed its acquisition of Energy Maintenance Service, LLC. The remaining half of each recipient’s shares will vest one year from the closing date of such acquisition. If, prior to the vesting date for all or any portion of the award, a recipient ceases to be a Broadwind employee for any reason, he shall forfeit all shares of stock under the award as to which tvesting has not occurred.

Summary Compensation Table

The table below sets forth certain information regarding compensation paid during the last two fiscal years to Broadwind’s Named Executive Officers. Named Executive Officers include persons serving as principal executive officer during fiscal 2007; executive officers who were serving as of December 31, 2007, received total compensation in excess of $100,000 for fiscal 2007 and, excluding the principal executive officer(s), were among our two most highly compensated individuals (the “Most Highly Compensated Officers”); and additional individuals who would have been included as the Most Highly Compensated Officers but for the fact they were not serving at the end of the year.

Name and Principal Position	Year	Salary ($)	Option Awards(1) ($)	All Other Compensation ($)		Total ($)

J. Cameron Drecoll(2)	2007	$52,083	$0	$0		$52,083
Chief Executive Officer	2006	$0	$0	$0		$0

Raymond L. Brickner III	2007	$129,808	$0	$14,651		$144,459
President	2006	$0	$0	$0		$0

Steven A. Huntington(3)	2007	$98,307	$8,440	35,200	(4)	$106,747
CFO	2006	$0	$0	$0		$0

Lars Moller(5)	2007	$48,077	$74,044	$24,463		$146,584
Executive Vice President	2006	$0	$0	$0		$0

(1) Represents the amounts expensed for financial statement reporting purposes for each fiscal year in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)), for outstanding performance-based unit grants (“Stock Awards” column) and option awards (“Option Awards” column) under the 2007 Equity Incentive Plan. No awards were made under the 2007 Equity Incentive Plan prior to 2007. The assumptions used to determine the valuation of the 2007 awards are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 12 to our consolidated financial statements, included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. See the table entitled “Outstanding Equity Awards at 2007 Fiscal Year End” and the narrative discussion entitled “Material Terms of Equity Awards” for further information regarding stock option awards.

(2) Mr. Drecoll became Chief Executive Officer of Broadwind in October 2007, in connection with Broadwind’s acquisition of Brad Foote Gear Works, Inc.

(3) Mr. Huntington was hired as Chief Financial Officer  in August 2007. Effective May 1, 2008, he will no longer serve as Broadwind’s Chief Financial Officer but will continue to serve as the Chief Financial Officer of Tower Tech Systems, Inc.

(4) Includes $32,213 of reimbursement for relocation.

(5) Mr. Moller was hired as Executive Vice President of Business Development in October 2007. On March 26, 2008, he was appointed to the position of Executive Vice President and Chief Operating Officer, effective immediately.

Outstanding Equity Awards at 2007 Fiscal Year End

The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each Named Executive Officers outstanding as of December 31, 2007.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
J. Cameron Drecoll	0	0		0	n/a	n/a	(#)	n/a	0		n/a
Raymond L. Brickner III	0	0		0	n/a	n/a	0	n/a	0		n/a
Steven A. Huntington	0	0		0	n/a	n/a	0	n/a	5,000	(2)	$71,500
Lars Moller	0	500,000	(1)	0	$8.10	10/22/2017	0	n/a	5,000	(2)	$71,500

(1) These options vest ratably on the anniversary date of the grant beginning 10/22/2008 and ending 10/22/2012.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders and Management Shareholdings

The following table sets forth as of March 31, 2008 certain information regarding beneficial ownership of our common stock by:

•                  Each person known to us to beneficially own 5% or more of our common stock;

•                  Each of the Named Executive Officers

•                  Each of our directors (including nominees); and

•                  All of our executive officers (as that term is defined in the Securities Act of 1933) and directors as a group.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each stockholder named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite the shareholder’s name. We have based our calculation of the percentage of beneficial ownership on 79,936,996 shares of common stock outstanding on March 31, 2008.

Name and Address of Beneficial Owner or Identity of Group	Number of Shares Beneficially Owned		Percent of Class(1)
5% Beneficial Owners
Jeffrey L. Gendell 55 Railroad Avenue, 1st Floor Greenwich, CT 06830	34,440,822	(2)	41.4%
Executive Officers and Directors
James M. Lindstrom	0		*
J. Cameron Drecoll	12,700,868	(3)	15.89%
Raymond L. Brickner III	3,259,833	(4)	4.08%
Terence P. Fox	5,095,175	(5)	6.37%
Charles H. Beynon	0		*
William M. Barrett	0		*
David P. Reiland(6)	0		*
Steven A. Huntington	5,000		*
Lars Moller	5,000		*
All executive officers and directors as a group (10 persons)	21,070,876		26.36%

*Less than 1%

(1)                Based on 79,936,996 common shares issued and outstanding as of March 31, 2008. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of March 31, 2008, or within sixty days of such date, are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by a group.

(2)                Represents 11,893,334 shares held by Tontine Capital Partners, L.P., a Delaware limited partnership (“TCP”); 5,555,194 shares held by Tontine Capital Overseas Master Fund, L.P., a Cayman Island limited partnership (“TMF”); 9,391,158 shares held by Tontine Partners, L.P., a Delaware limited partnership (“TP”); 4,476,136 shares held by Tontine Overseas Fund, Ltd., a Cayman Islands exempted company  (“TOF”); and 3,125,000 shares held by Tontine 25 Overseas Master Fund, L.P., a Cayman Islands limited Partnership (“T25”), as set forth in the entities’ most recent Schedule 13D/A filing with the Securities and Exchange Commission on January 25, 2008. These amounts include 600,000, 1,653,333 and 1,080,000 shares of Broadwind common stock that would be acquired by TMF, TP and TOF, respectively, if such entities fully exercised their respective conversion rights under senior subordinated convertible notes issued to them by Broadwind in October 2007, based on the principal amount of the notes as of  December 31, 2007. The conversion rights became effective on January 19, 2008. TCP indicates that it shares voting and dispositive power of all of its shares with Tontine Capital Management, L.L.C., a Delaware limited liability company that is its general partner (“TCM”), and Jeffrey L. Gendell, who is the managing member of TCM.  TMF indicates that it shares voting and dispositive power of all of its shares with Tontine Capital Overseas GP, L.L.C., a Delaware limited liability company that is its general partner (“TCO”), and Jeffrey L. Gendell, who is the managing member of TCO.  TP indicates that it shares voting and dispositive power of all of its shares with Tontine Management, L.L.C., a Delaware limited liability company that is its general partner (“TM”), and Jeffrey L. Gendell, who is the managing member of TM.  Tontine Overseas Associates, L.L.C., a Delaware limited liability company that is the investment advisor for TOF (“TOA”), indicates that TOF shares voting and dispositive power of all of its shares with TOA and Jeffrey L. Gendell, who is the managing member of TOA.  T25  indicates that it shares voting and dispositive power of all of its shares with its general partner, TCM, and Jeffrey L. Gendell, who is the managing member of TCM.

TCP, TCM, TMF, TCO, TP, TM, TOF, TOA and T25 (together, with their affiliates, “Tontine”), have voting control over additional shares of Broadwind common stock for certain matters, pursuant to the following proxy agreements:

The Founding Stockholders’ Proxy Agreements: In connection with a Securities Purchase Agreement among TCP and TMF, as buyers, and Raymond L. Brickner III, Christopher C. Allie, Daniel P. Wergin and Terence P. Fox, as sellers (together, the “Founding Stockholders”), which was entered into in March 2007 (the “March 2007 Founding Stockholders SPA”), each of the Founding Stockholders entered into an irrevocable proxy agreement with TCP and TMF (the “Founding Stockholders’ Proxy Agreements”), whereby each Founding Stockholder appointed each of TCP or TMF and any other person appointed by those entities as a proxy with respect to any and all shares of Broadwind common stock then beneficially owned or subsequently acquired by such persons, including shares over which such persons have voting control as trustee or in any other capacity, with respect to the following matters: (i) ensuring that any future acquisitions by Tontine entities of up to 35% of the fully-diluted outstanding Broadwind common stock will not be subject to anti-takeover provisions included in any of Broadwind’s organizational documents or the laws and regulations of any governmental authority; and (ii) electing directors for the purpose of enforcing the rights of TCP and TMF to appoint designees to Broadwind’s Board, which right was granted to TCP and TMF in a Securities Purchase Agreement dated March 1, 2007 among TCP, TMF and Broadwind (then known as Tower Tech Holdings Inc.) (the “March 2007 Agreement”). Pursuant to the Founding Stockholders’ Proxy Agreements, each of the Founding Stockholders also agreed in his capacity as a Broadwind director to vote for the Board designees of TCP and TMF and to enforce the rights of those entities in connection with any future acquisitions by them of Broadwind common stock. The Founding Stockholders’ Proxy Agreements terminate automatically at such time as Tontine no longer has the right to acquire Broadwind common stock or appoint directors to the Broadwind Board. To our knowledge, the Founding Stockholders’ Proxy Agreements currently give Tontine voting control, with respect to the above matters, over an additional 14,452,725 shares of Broadwind common stock, which is the total number of shares that the Founding Stockholders beneficially own as of March 31, 2008.

The Brad Foote Proxy Agreement: In connection with Broadwind’s acquisition of Brad Foote Gear Works, Inc. (“Brad Foote”) and its appointment of J. Cameron Drecoll as director and Chief Executive Officer, the former Brad Foote stockholders and Tontine entered into a proxy agreement, whereby Tontine agreed that, so long as the former Brad Foote stockholders collectively own at least 15% of Broadwind common stock, Tontine will vote its shares of Broadwind common stock for Mr. Drecoll in any election of directors to the Broadwind Board. The former Brad Foote stockholders similarly agreed that, so long as Tontine and its affiliates have the right to appoint at least one director to the Broadwind Board under either the March 2007 Agreement or the August 2007 Agreement (as defined below), the Brad Foote stockholders will vote their shares of Broadwind common stock in favor of the election of those individuals appointed by Tontine. Broadwind issued a total of 16,036,450 shares of Broadwind common stock to the former Brad Foote stockholders as consideration for the acquisition. To our knowledge, this is the number of shares that such Stockholders are currently obligated to vote in favor of Tontine’s Board designees.

(3)                Mr. Drecoll acquired his shares of Broadwind common stock, and was appointed as a director and Chief Executive Officer, in connection with Broadwind’s acquisition of Brad Foote. Mr. Drecoll has entered into a voting agreement with Tontine, the terms of which are described above in Footnote 3 to this Beneficial Ownership Table. Pursuant to this voting agreement, Tontine is currently obligated to vote all of its shares in favor of Mr. Drecoll in any election of directors to the Broadwind Board.

(4)                With respect to certain matters, as in Footnote 3 to this Beneficial Ownership Table, Mr. Brickner has appointed TCP and TMF as a proxy with respect to any and all shares of Broadwind common stock beneficially owned by him, including shares over which he has voting control as trustee or in any other capacity.

(5)                Includes 1,000,000 shares held indirectly by the Raymond L. Brickner III and Debra L. Brickner Irrevocable Trust dated May 1, 2005 and 1,500,000 shares held indirectly by the Wergin Family Dynasty Trust 2005. With respect to certain matters, as in Footnote 3 to this Beneficial Ownership Table, Mr. Fox has appointed TCP and TMF as a proxy with respect to any and all shares of Broadwind common stock beneficially owned by him, including shares over which he has voting control as trustee or in any other capacity.

(6)                Mr. Reiland was appointed to our Board of Directors effective April 16, 2008.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 about the Company’s equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	1,000,000	$7.92	3,185,000	(2)
TOTAL	1,000,000	$7.92	3,185,000

(1)                Weighted average exercise price is calculated for outstanding stock options and does not include any value with respect to outstanding restricted stock awards.

(2)                Total amount reserved for issuance is reduced by the outstanding options disclosed in column (a) and 15,000 shares of restricted stock that were granted under the Broadwind Energy, Inc. 2007 Equity Incentive Plan on December 13, 2007.  Such shares of restricted stock were subject to risk of forfeiture upon satisfaction of certain performance conditions. A portion of the performance conditions were satisfied in January 2008, causing the risk of forfeiture to lapse as to 7,500 shares.

Description of Equity Compensation Not Approved by Stockholders

In 2007, the Board approved incentive stock option grants as follows, each with five-year vesting and a ten-year term: on August 20, 2007, 50,000 shares, at an exercise price of $4.60, to Steven A. Huntington, who served as our chief financial officer during 2007; on October 22, 2007, at an exercise price of $8.10, 500,000 shares to Mr. Moller; and on October 22, 2007, at an exercise price of $8.10, 400,000 shares to Mr. Gadow. In addition, on October 24, 2007, the Board approved non-qualified stock option grants to Mr. Beynon and Mr. Barrett for 25,000 shares each at an exercise price of $8.00. The non-qualified options vest over three years and have a ten-year term.

On December 13, 2007, the Board approved restricted stock awards of 5,000 shares to each of Mr. Huntington, Mr. Moller and Mr. Gadow. Half of each recipient’s award was subject to a risk of forfeiture which lapsed when Broadwind completed its acquisition of Energy Maintenance Service, LLC on January 16, 2008. The remaining half of each recipient’s award is subject to a risk of forfeiture, based solely on the recipient’s continued employment with Broadwind, which will lapse on January 16, 2009.

All of the awards described above were granted pursuant to our 2007 Equity Incentive Plan (“the 2007 Plan”), which was approved by the Board of Directors on August 20, 2007 and is pending stockholder approval. The Board has reserved 4,200,000 shares of common stock for issuance under the 2007 Plan, which provides that officers, other key employees, and directors may be granted incentive stock options, nonqualified stock options, restricted stock awards, performance awards and stock appreciation rights. Awards made under the 2007 Plan are subject to the terms of the 2007 Plan and an agreement between Broadwind and the recipient, forms of which are filed as exhibits to Broadwind’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

All options granted under the 2007 Plan have a per-share exercise price not less than the fair market value of Broadwind common stock on the date of the grant. Options generally become exercisable ratably on the anniversary of the date of the grant over a period of up to five years. Other than with respect to one tranche of Mr. Gadow’s October 2007 option award, which was subject to a relocation provision that is described in further detail above in Item 10 under the heading “Material Terms of Equity Awards” there are no vesting provisions tied to performance conditions for any outstanding options. Vesting for options is generally based on continued service as an employee, officer or director of Broadwind, and awards are subject to forfeiture to the extent of any unvested portion if a recipient ceases to serve as an employee, officer or director of Broadwind. In addition, stock option awards which are partially vested at the time the recipient ceases to serve as an employee, officer or director of Broadwind will be forfeited if not exercised within a certain time period after termination. Under the 2007 Plan, options to purchase shares expire not later than ten years after the grant of the option.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions and Business Relationships

(Dollars are presented in thousands unless otherwise stated.)

Related Party Notes

As explained in Item 6 of this 10-KSB, “Management’s Discussion and Analysis or Plan of Operation,” prior to March 2007, we financed our operations primarily through capital contributed by, and borrowings from, Raymond L. Brickner III, Terence P. Fox, Daniel P. Wergin and Christopher C. Allie (the “Founding Stockholders”), or entities controlled by the Founding Stockholders, as well as through borrowings from financial institutions with personal guarantees being provided by the Founding Stockholders. Mr. Brickner served as our President and as a director for the entire 2007 fiscal year, and for a portion of the year beneficially owned more than 5% of Broadwind’s outstanding common stock. Messrs. Fox, Wergin and Allie also served on our Board of Directors during the 2007 fiscal year and, for a portion of the year, each beneficially owned more than 5% of Broadwind’s outstanding common stock. Mr. Allie resigned from our Board of Directors in June 2007 and Mr. Wergin resigned from our Board of Directors in January 2008.

During 2006 and the first three months of our 2007 fiscal year, we had six outstanding notes payable to entities controlled by certain of the Founding Stockholders. Each of the notes were due upon demand and accrued interest at 5% per annum. The notes were originally issued in 2005 and ranged from $8 to $125 in principal amount. In addition, in 2005 Messrs. Brickner, Fox and Wergin each agreed to maintain a $1,750 line of credit for the benefit of Broadwind, and Mr. Allie agreed to maintain a $1,500 line of credit for the benefit of Broadwind. We had drawn approximately $1,100 on each line of credit as of December 31, 2006 but had repaid this debt in full by December 31, 2007. Each line of credit accrued interest at 8% per annum.

In 2007 and 2006, we incurred interest expense of $547 and $287 on debt to the Founding Stockholders, respectively, and, accordingly, we included $488 and $197 in accrued liabilities on our audited consolidated balance sheet at December 31, 2007 and 2006, respectively. The debt was extinguished in March 2007. We used $3,815 of the proceeds from the March 2007 private placement to the Original Tontine Investors to repay a portion of the debt and issued 722,297 shares of restricted common stock at $1.50 per share to extinguish the remaining $1,083.

In July 2006, Whitehorse LLC, which is an entity controlled by Dan Wergin, issued a letter of credit to Broadwind, in order to back up our agreement to perform under tower purchase agreements that we had executed with Gamesa and to induce Gamesa to make a down payment thereunder. This letter of credit expired in November 2006 and there were no draws made or fees assessed during 2006 or 2007. We entered into an additional letter of credit with Whitehorse LLC in October 2006, which had a maximum amount available of $64,700 and provided an assurance of payment to our utility company. This letter of credit expired in October 2007 and there were no draws made or fees assessed during 2006 or 2007.

Bank Guaranties

In 2006 and for a portion of 2007, a portion of the third-party debt of our Tower Tech subsidiary was secured by personal guaranties of the Founding Stockholders, who were related parties at the time the funds were borrowed. The aggregate principal amount of the debt was approximately $993 at December 31, 2006. The debt was repaid during 2006 and 2007, and no personal guaranties existed at December 31, 2007.

March 2007 Sale Transaction

At December 31, 2007, the Founding Stockholders owed us an aggregate of $282, which represents amounts paid by Broadwind on behalf of the Founding Stockholders in connection with a finders’ fee for the March 2007 sale of stock by each of the stockholders to Tontine. Broadwind has included this amount with its current assets on the audited consolidated balance sheet for the year ended December 31, 2007. Broadwind expects to collect this amount in 2008.

Managerial Services

During the year ended December 31, 2006, the Founding Stockholders provided managerial services to Broadwind without charge. We determined the fair value of these services to be $242. These amounts were recorded as selling, general, and administrative expense and contributed capital in our audited financial statements. No managerial services were provided without charge during the year ended December 31, 2007.

Tontine Financing Agreements

On October 19, 2007, in accordance with a securities purchase agreement that was executed on August 22, 2007 (the “August 2007 Agreement”), Broadwind completed a private placement to Tontine, in which it sold an aggregate of 12.5 million shares of Broadwind common stock at $4.00 per share for a total purchase price of $50,000. In addition, TP, TMF and TOF provided interim debt financing of $25,000 in exchange for senior subordinated convertible promissory notes (each, a “Note,” and collectively, the “Notes”). Broadwind used the proceeds to finance the Brad Foote acquisition.

As described in Item 6 of this 10-KSB, “Management’s Discussion and Analysis or Plan of Operation,” the Notes, which accrue interest at 9.5% per annum until July 19, 2008 and 13.5% thereafter, mature on October 19, 2010 and are subject to acceleration upon customary events of default. For each Note, Broadwind must repay 10% of the original principal amount on the first anniversary of issuance, 40% of the original principal amount on the second anniversary and the remaining outstanding balance on the third anniversary. Each Note holder has the right to convert the outstanding principal of its Note into newly issued shares of Broadwind common stock at a conversion rate of $7.50 per share (the “Conversion Rights”).  The Conversion Rights became effective January 19, 2008, but the Notes contain certain constraints on the timing of exercise. As of December 31, 2007, $25,000 of principal was outstanding on the Notes, and approximately $488 of interest had accrued. Based on the conversion rate of $7.50 per share, the TP, TMF and TOF Notes would be convertible to 1,653,333, 600,000 and 1,080,000 shares, respectively. As of March 31, 2008, none of TP, TMF or TOF has provided official notice of their intent to exercise their Conversion Rights in whole or in part, however, management believes it is more likely than not that they will choose to exercise their rights. Broadwind may prepay any Note in whole or in part at any time, unless the holder of such Note has exercised its Conversion Rights.

On January 16, 2008, in accordance with a securities purchase agreement that was executed on December 28, 2007 (the “December 2007 Agreement”), Broadwind completed a private placement to TP and T25. TP and T25 purchased an  aggregate 2,031,250 shares of Broadwind common stock at $8.48 per share for a total purchase price of $17,225. Broadwind used the proceeds to finance the EMS acquisition.

Prior to completion of the transactions contemplated by the August 2007 Agreement and the December 2007 Agreement, Tontine owned approximately 31% of Broadwind’s issued and outstanding common stock, the majority of which was acquired in a private placement by Broadwind that occurred in March 2007, pursuant to a securities purchase agreement dated March 1, 2007 (the “March 2007 Agreement”). In connection with the March 2007 Agreement and the August 2007 Agreement, Broadwind agreed that for so long as Tontine holds at least 10% of the then issued and outstanding common stock, Tontine shall have the right to have a representative attend meetings of Broadwind’s Board of Directors as an observer, and that for so long as Tontine holds at least 20% of the then issued and outstanding common stock, Tontine shall have the right to appoint three members to Broadwind’s Board of Directors.  In October 2007, Tontine exercised this right by appointing Mr. James Lindstrom, a limited partner of Tontine, Mr. Charles Beynon and Mr. William Barrett to our Board. In addition, Broadwind has approved the acquisition of its common stock by Tontine such that Tontine will not be subject to certain restrictions set forth in the Nevada Revised Statutes. We have agreed not to revoke such approval and that we will use our best efforts to ensure that Tontine is not subject to anti-takeover provisions included in any of our organizational documents or the laws and regulations of any governmental authority. Tontine has also purchased shares of Broadwind common stock in private transactions with the Founding Stockholders and their family members.

In connection with the August 2007 Agreement, Broadwind amended its existing Registration Rights Agreement with Tontine (which was entered into in connection with the March 2007 Agreement), pursuant to which Broadwind will register for resale the shares issued to Tontine. The purpose of the amendment was to extend to July 19, 2008 the deadline for Broadwind’s obligation to file the registration statement and include additional Tontine entities as parties. The Registration Rights Agreement gives Tontine demand and piggyback registration rights for all shares of Broadwind common stock that it owns or acquires.

Agreements with City Centre, LLC

The manufacturing facilities for Tower Tech and RBA are leased pursuant to agreements with City Centre, LLC (“City Centre”), a limited liability company owned 25% by the Brickner Family Partnership and 75% by Peninsula Investments, LLC. The Brickner Family Partnership is owned and controlled by Raymond L. Brickner III, who is our President and a member of our Board of Directors, and who beneficially owned more than 5% of Broadwind’s outstanding common stock for a portion of the 2007 fiscal year. Peninsula Investments, LLC is comprised of two members, each owning 50%, which are entities controlled by Daniel P. Wergin and Christopher C. Allie. Messrs. Wergin and Allie were members of our Board of Directors until their resignations in June 2007 and January 2008, respectively, and each beneficially owned more than 5% of Broadwind’s outstanding common stock for a portion of the 2007 fiscal year.

The lease between Tower Tech and City Centre was originally negotiated in 2005, and amended in December 2007. As amended, the lease provides for monthly rent of $42, expires on December 31, 2014, and has five 5-year options to renew. Rent expense for the fiscal years ended December 31, 2007 and 2006 was $410 and $400, respectively. Accrued rent payable to City Centre totaled $117 and $558 at December 31, 2007 and 2006, respectively.

RBA negotiated its lease with City Centre in June 2007, prior to the acquisition of RBA by Broadwind. The lease calls for monthly rent of $8. Rent expense for the fiscal years ended December 31, 2007 was $25.

On December 26, 2007, Tower Tech executed an additional Lease Agreement with City Centre, the premises of which is a storage facility in Manitowoc, Wisconsin (the “Storage Facility Lease”). The Storage Facility Lease provides that Tower Tech will assume the tenant’s interest in a preexisting lease between City Centre and a third party. The prior tenant will continue to pay rent through May 31, 2008, but Tower Tech is liable for 2008 real estate taxes and interest due on a $200 advance from City Centre to that tenant for leasehold improvements. The term of the Lease is 15 years, and monthly rent is $19.

Brad Foote Lease Agreements and Real Property Purchases

During the year ended December 31, 2007, our Brad Foote subsidiary leased, pursuant to lease agreements dated August 22, 2007 (the “Lease Agreements”), two properties from limited liability companies controlled by the wife of our chief executive officer (collectively, the “LLCs”). Subsequent to December 31, 2007, on February 19, 2008, Brad Foote completed the purchase of the real estate parcels, pursuant to two Real Property Purchase Agreements that were executed on February 14, 2008 and effective February 11, 2008 (together, the “Purchase Agreements”). The Purchase Agreements were entered into pursuant to 90-day options to purchase contained in each Lease Agreement. The options to purchase provided that Brad Foote could acquire the properties upon the terms of the Purchase Agreements, which were attached to the Lease Agreements as addendums. Broadwind negotiated the Lease Agreements and the Purchase Agreements with the LLCs in connection with Broadwind’s agreement to acquire Brad Foote in August 2007. Brad Foote was formerly owned by Broadwind’s chief executive officer and director, J. Cameron Drecoll, and Brad Foote was acquired by Broadwind in an arms’ length transaction. On December 13, 2007, Brad Foote provided notice of its intent to exercise its options to purchase the real estate parcels for $3,400, plus closing costs, as provided in the Purchase Agreements. Subsequent to such notice, and following approval by Brad Foote’s disinterested directors, the parties agreed to reimburse the LLCs at closing for certain costs totaling $154, which the LLCs had incurred in connection with their purchase and sale of the properties. The parties agreed that this reimbursement was necessary to ensure that the LLCs incurred no gain or loss in connection with the transaction, which was the parties’ intent at the time the Lease Agreements were negotiated. The total cost of the transactions, including aggregate closing costs of $80 and the reimbursement of $154 to the LLCs, was $3,634. Please refer to Note 4 to our consolidated financial statements, “Consolidation of variable interest entities” for further discussion of the leases and consolidated variable interest entities, and Note 22 for discussion of the acquisition of these properties subsequent to December 31, 2007.

Director Independence

Our Board of Directors has determined that a majority of its members are “independent” as defined by the listing standards of the Nasdaq Stock Market. The Board considers in its evaluation of independence any existing related-party transactions, which are discussed above in the section entitled “Certain Transactions and Business Relationships.” The Board’s determination is based on its belief that none of the independent directors have any relationships that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The current independent directors are James M. Lindstrom, Charles H. Beynon, Terence P. Fox, William M. Barrett and David P. Reiland.

Our Board of Directors has three standing committees: Audit Committee, Compensation Committee and Governance/Nominating Committee. For information regarding committee membership, please refer to Item 9 of this Annual Report. The Board has determined that all of the committee members satisfy the definition of “independence” for audit committee members as set forth in the Nasdaq listing standards and applicable securities laws and regulations.

ITEM 13.  EXHIBITS

       See “Exhibit Index” immediately following the signature page to this Form 10-KSB for a description of the documents that are filed as Exhibits to this report on Form 10-KSB or incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the approximate fees billed by our principal accountant in 2006 and 2007:

	2006	2007
	Carver Moquist & O’Connor, LLC(1)	Grant Thornton LLP(2)
Audit Fees	$58,470	$10,700
Audit-Related Fees	$24,200	$252,599
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$78,670	$263,299

(1)                On May 17, 2006, we engaged Carver Moquist & O’Connor, LLC to serve as our independent registered public accountants for the fiscal year ended December 31, 2006, and reviewed the financial statements included in our quarterly reports for the fiscal quarters ended March 31, 2007, June 30, 2007 and September 30, 2007.

(2)                Effective December 17, 2007, we engaged Grant Thornton LLP to serve as our independent registered public accountant for the fiscal year ended December 31, 2007.

Audit Fees consist of fees billed or estimated to be billed by our principal accountant for the audit of the annual financial statements included in our Annual Report,  attendance at Audit Committee meetings and review of financial statements included in our Quarterly Reports and in Current Reports relating to acquisitions.

Audit-Related Fees are primarily for services in connection with accounting research, due diligence and assurance work related to mergers and acquisitions, and Sarbanes-Oxley Section 404 advisory services, as well as other services that are related to the performance of the audit of our financial statements and are not reported under Audit Fees.  The audit-related fees paid to Grant Thornton in 2007 were incurred prior to their engagement and therefore were not subject to approval by our Audit Committee.

The Audit Committee has considered whether provision of the above audit-related services is compatible with maintaining the registered public accounting firm’s independence and has determined that such services are compatible with maintaining registered public accounting firm’s independence.

Pre-Approval of Audit Fees

Pursuant to its charter, the Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for Broadwind by its independent auditors or any other auditing or accounting firm.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND ENERGY, INC.
Date: April 29, 2008	By:	/s/ J. CAMERON DRECOLL

J. Cameron Drecoll
Chief Executive Officer

BROADWIND ENERGY, INC.

EXHIBIT INDEX FOR

FORM 10-KSB/A FOR 2007 FISCAL YEAR (AMENDMENT NO. 1)

EXHIBIT NUMBER	DESCRIPTION
2.1

Share Exchange Agreement by and among Blackfoot Enterprises, Inc. and the shareholders of Tower Tech Systems, Inc. and Tower Tech Systems, Inc. dated as of November 7, 2005—incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 21, 2005

2.2

Stock Purchase Agreement dated September 13, 2007 among the Company, RBA, Inc. and the stockholders of RBA, Inc.—incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 17, 2007

2.3

Stock Purchase Agreement dated August 22, 2007 among the Company, Brad Foote Gear Works, Inc. and the shareholders of Brad Foote Gear Works, Inc.—incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 24, 2007

2.4

Membership Interest Purchase Agreement dated December 9, 2007 among the Company, Energy Maintenance Service, LLC, Joseph A. Kolbach and the members of Energy Maintenance Service, LLC—incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 13, 2007

2.5

Amendment No. 1 to the Membership Interest Purchase Agreement dated December 9, 2007 among the Company, Energy Maintenance Service, LLC, Joseph A. Kolbach and the members of Energy Maintenance Service, LLC—incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 14, 2008

3.1	Articles of Incorporation—incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed August 11, 2000
3.2	Certificate of Amendment to Articles of Incorporation—incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 10, 2006
3.3	Certificate of Amendment to Articles of Incorporation**
3.4	Bylaws, as amended and restated through December 13, 2007—incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 19, 2008
10.1

Lease agreement dated January 1, 2005 between Tower Tech and City Centre, LLC—incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005

10.2	Amendment, dated December 1, 2007, to Lease agreement dated January 1, 2005 between Tower Tech and City Centre, LLC**
10.3	Lease Agreement dated December 26, 2007 between Tower Tech and City Centre, LLC**
10.4	Purchase Agreement effective February 11, 2008 between Brad Foote and BFG Cicero—incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2008
10.5

Assignment and Assumption of Purchase Agreement effective February 11, 2008 between Brad Foote and the Cicero Avenue LLC—incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 21, 2008

10.6	Purchase Agreement effective February 11, 2008 between Brad Foote and BFG Pittsburgh—incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 21, 2008
10.7

Assignment and Assumption of Purchase Agreement effective February 11, 2008 between Brad Foote and the Neville Road LLC—incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 21, 2008

10.8

Investment Agreement, dated June 27, 2006, by and between the Company and Dutchess Private Equities Fund, L.P.—incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2006

10.9

Securities Purchase Agreement dated March 1, 2007 between the Company and the Buyers named therein—incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 5, 2007

10.10

Securities Purchase Agreement dated August 22, 2007 among the Company, Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P.—incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 24, 2007

10.11

Senior Subordinated Convertible Promissory Note dated October 19, 2007 to Tontine Capital Overseas Master Fund, L.P.—incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 24, 2007

10.12

Senior Subordinated Convertible Promissory Note dated October 19, 2007 to Tontine Partners, L.P.—incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 24, 2007

10.13

Senior Subordinated Convertible Promissory Note dated October 19, 2007 to Tontine Overseas Fund, Ltd.—incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed October 24, 2007

10.14

Amended and Restated Securities Purchase Agreement dated January 3, 2008 among the Company, Tontine Capital Partners, L.P., Tontine Partners, L.P. and Tontine 25 Overseas Master Fund, L.P.—incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 4, 2008

10.15	April 1, 2006 amended line of credit agreements with related parties—incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006
10.16	Promissory note dated April 7, 2006 to City Centre LLC—incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006
10.17	Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association**
10.18	Third Amendment, dated March 30, 1998, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association**
10.19	Fourth Amendment, dated December 1, 1998, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association**
10.20	Fifth Amendment, dated June 1, 1999, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association**
10.21	Ninth Amendment, dated April 30, 2002, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association**
10.22	Thirteenth Amendment, dated April 29, 2004, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association**
10.23	Seventeenth Amendment, dated February 1, 2006, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association**
10.24	Nineteenth Amendment, dated November 10, 2006, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association**
10.25	Twenty-Second Amendment, dated June 30, 2007, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association**
10.26	Twenty-Third Amendment, dated October 4, 2007, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association**
10.27	Twenty-Fourth Amendment, dated October 18, 2007, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association**

10.28	Twenty-Sixth Amendment, dated January 15, 2008, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association**
10.29

Twenty-Seventh Amendment, dated January 31, 2008, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association—incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 21, 2008

10.30	Twenty-Eighth Amendment, dated April 11, 2008, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association**
10.31	Amended and Restated Renewal Revolving Note dated January 15, 2008, from Brad Foote to LaSalle Bank National Association**
10.32	Equipment Line Note dated June 30, 2007, from Brad Foote to LaSalle Bank National Association**
10.33	Amended and Restated Equipment Line Note dated November 10, 2006, from Brad Foote to LaSalle Bank National Association**
10.34	Consolidated Term Note dated February 1, 2006, from Brad Foote to LaSalle Bank National Association**
10.35	Agreement Governing Extensions of Credit dated October 4, 2007 between Tower Tech and Investors Community Bank**
10.36	Commercial Promissory Note dated October 4, 2007, from Tower Tech to Investors Community Bank**
10.37	Commercial Loan Agreement dated October 4, 2007 between Tower Tech and Investors Community Bank**
10.38	Commercial Security Agreement dated October 4, 2007 between Tower Tech and Investors Community Bank**
10.39	Agreement Governing Extensions of Credit dated March 21, 2008 between Tower Tech and Investors Community Bank**
10.40	Commercial Promissory Note dated March 21, 2008, from Tower Tech to Investors Community Bank**
10.41	Commercial Loan Agreement dated March 21, 2008 between Tower Tech and Investors Community Bank**
10.42	Guaranty dated March 21, 2008, by RBA to Investors Community Bank**
10.43	Guaranty dated March 21, 2008, by the Company to Investors Community Bank**
10.44

Registration Rights Agreement, dated June 27, 2006, by and between the Company and Dutchess Private Equities Fund, L.P.—incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 30, 2006

10.45	Registration Rights Agreement dated March 1, 2007—incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 5, 2007
10.46

Amendment to Registration Rights Agreement dated October 19, 2007, among the Company, Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P.—incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed October 24, 2007

10.47

Registration Rights Agreement dated October 19, 2007 among the Company, J. Cameron Drecoll, Pat Rosmonowski, Dennis Palmer and Noel Davis—incorporated by reference to Exhibit 10.2 to the Company’s Current Report on
Form 8-K filed October 24, 2007

10.48

Registration Rights Agreement dated January 16, 2008 among the Company, EMS, Inc., Fagen, Inc., Joseph A. Kolbach and Daniel A. Yarano—incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 23, 2008

10.49*	Employment Agreement dated February 26, 2007 with Raymond L. Brickner III—incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2007

10.50*	Summary of Amendment, effective January 1, 2008, to Employment Agreement dated February 26, 2007 with Raymond L. Brickner III**
10.51*	Employment Agreement dated October 19, 2007 between the Company and J. Cameron Drecoll—incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed October 24, 2007
10.52*	Employment Agreement dated April 12, 2007 with Steven A. Huntington—incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 27, 2007
10.53*	Summary of Amendment, effective October 24, 2007, to Employment Agreement dated April 12, 2007 with Steven A. Huntington**
10.54*	Employment Agreement dated October 22, 2007 with Lars Moller—incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2008
10.55*	Employment Agreement dated October 22, 2007 with Matthew J. Gadow—incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 26, 2008
10.56*	Board Compensation Plan—incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 26, 2007
10.57*	Deferred Compensation Plan—incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 26, 2007
10.58*	2007 Equity Incentive Plan—incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007
10.59*	Form of Incentive Stock Option Agreement—incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007
10.60*	Form of Nonqualified Option Agreement—incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007
10.61*	Form of Restricted Stock Award Agreement—incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007
10.62*	Form of Performance Award Agreement—incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007
10.63*	Form of Stock Appreciation Rights Agreement—incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007
14.1	Code of Ethics and Business Conduct, as amended and restated through December 13, 2007—incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed December 19, 2007
21.1	Subsidiaries of Broadwind Energy, Inc.**
31.1	Rule 13a-14(a) Certification of Chief Executive Officer—filed herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer—filed herewith

*                                    Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

**                             Previously filed with the Original Report on April 15, 2008