Form 10-Q
period 2008-03-31
BROADWIND ENERGY, INC.
filed 2008-05-15
CIK 1120370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0–31313

BROADWIND ENERGY, INC.

 (Exact name of registrant as specified in its charter)

Nevada	88-0409160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47 East Chicago Avenue, Suite 332, Naperville, IL 60540

(Address of principal executive offices)

(630) 637-0315

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 1, 2008, 88,350,766 shares of common stock were outstanding.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

ii

PART I.        FINANCIAL INFORMATION

Item 1.                    Condensed Consolidated Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$6,852	$5,782
Restricted cash	500	500
Accounts receivable, net of allowance of $2,515 and $2,983, respectively	19,612	13,541
Inventories, net of allowance of $1,096 and $1,096, respectively	15,858	12,983
Prepaid expenses and other current assets	1,465	1,946
Total current assets	44,287	34,752

Property and equipment, net of accumulated depreciation of $4,566 and $2,476, respectively	70,660	58,890
Goodwill	29,437	27,611
Intangibles, net of accumulated amortization of $4,235 and $1,655, respectively	107,932	84,022
Other noncurrent assets	263	543
Total other assets	208,292	171,066
TOTAL ASSETS	$252,579	$205,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit and notes payable	$7,110	$440
Notes payable to related parties	26,365	25,000
Current maturities of long-term debt	15,677	12,693
Current portions of long-term capital lease obligations	310	300
Accounts payable	17,348	10,136
Accrued liabilities	12,159	12,457
Unearned revenue	260	97
Customer deposits	1,672	1,326
Total current liabilities	80,901	62,449
Long-term debt, net of current maturities	18,913	17,620
Capital lease obligations, net of current portions	604	686
Interest rate swaps	618	388
Deferred income taxes	327	139
Total liabilities	101,363	81,282

Commitments and contingencies

Shareholders’ equity:
Common stock, $.001 par value: 100,000,000 shares authorized; 79,929,496 and 76,260,912 shares issued and outstanding, respectively	80	76
Additional paid-in capital	164,456	133,033
Accumulated deficit	(13,320)	(9,877)
Interest in variable interest entity	—	1,304
Total shareholders’ equity	151,216	124,536
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$252,579	$205,818

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007

Net sales	$35,164	$2,219
Cost of sales	27,154	1,522
Gross profit	8,010	697

Operating costs and expenses:
Selling, general and administrative expenses	7,370	461
Amortization of intangible assets	2,579	—
Total operating costs and expenses	9,949	461
Operating income (loss)	(1,939)	236

Other income (expense):
Interest expense, net	(1,217)	(55)
Other, net	(99)	—
Total other income (expense), net	(1,316)	(55)
Income (loss) before provision for income taxes	(3,255)	181
Provision for income taxes	188	—
Net income (loss)	$(3,443)	$181

Net income (loss) per common share - basic and diluted	$(0.04)	$0.00
Weighted average common shares outstanding - basic and diluted	79,324,781	39,398,488

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(3,443)	$181
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,111	139
Amortization of intangible assets	2,579	—
Deferred income taxes	188	—
Stock-based compensation expense	282	—
Change in valuation of interest rate swap	230	—
Loss on disposal of fixed assets	417	—
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	(2,082)	(706)
Inventories	(2,379)	(94)
Prepaid expenses and other current assets	637	(13)
Accounts receivable - retainage	—	493
Accounts payable	2,077	(24)
Accounts payable - related party	—	(102)
Accrued liabilities	(823)	(807)
Unearned revenue	158	—
Customer deposits	324	1,240
Net cash provided by operating activities	276	307
Cash flows from investing activity:
Cash paid for acquired companies, net of cash received	(18,534)	—
Capital expenditures	(8,934)	(992)
Increase in related party receivable	—	(56)
Increase in restricted cash	—	(500)
Net cash used in investing activities	(27,468)	(1,548)
Cash flows from financing activities:
Increase in notes payable and draws on lines of credit	5,942	(3,512)
Payments of notes payable and lines of credit	(315)	—
Proceeds from long-term debt	6,478	—
Retirement of long-term debt	(70)	(516)
Principal payments on capital leases	(1,097)	—
Proceeds from private placements of common stock	17,225	15,400
Issuance of restricted stock grants	99	—
Refund of bond issuance fees	—	11
Net cash provided by financing activities	28,262	11,383
Net increase in cash	1,070	10,142
Cash at beginning of period	5,782	126
Cash at end of period	$6,852	$10,268

Non-cash investing and financing activities:
Accounts payable incurred for the purchase of equipment	$4,518	$—
Common stock issued for acquisition of EMS	$13,821	$—
Portion of EMS acquisition accrued at March 31, 2008	$144	$—
Non-cash purchase accounting allocation changes	$2,758	$—

BROADWIND ENERGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and in thousands, except share and per share data)

Note 1 – Nature of business and summary of significant accounting policies

The accompanying unaudited consolidated financial information has been prepared by Broadwind Energy, Inc. and its Subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The December 31, 2007 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Broadwind Energy, Inc., a Nevada corporation (also referred to as “we,” “us,” “our,” the “Company,” or “Broadwind”), became a public company in February 2006, after a reverse shell transaction with Blackfoot Enterprises, Inc. which was incorporated in Nevada in 1996. Our principal executive office is located at 47 East Chicago Avenue, Suite 332, Naperville, IL 60540. Our phone number is (630) 637-0315 and our website address is www.broadwindenergy.com.

Our business is dedicated to the production and servicing of components for energy and infrastructure-related industries. We are primarily focused on the manufacture of components for the wind industry, including tower support structures through our Tower Tech Systems, Inc. (“Tower Tech”) and R. B. A., Inc. (“RBA”) subsidiaries, and gearing systems through our Brad Foote Gear Works, Inc. (“Brad Foote”) subsidiary, and construction and operations support and maintenance and component repairs for wind turbines through our Energy Maintenance Service, LLC (“EMS”) subsidiary.

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

On January 16, 2008, the Company acquired all of the outstanding membership interest of EMS for total consideration of $32,250, net of acquisition costs. The purchase price consisted of approximately 1,629,834 shares of our common stock and $18,430 in cash. We sold approximately 2,031,250 shares of our common stock in a private placement to Tontine Partners, L.P. (“TP”) and Tontine 25 Overseas Master Fund, L.P. (“T25”) in order to finance the cash portion of the acquisition.

On December 13, 2007, the Board of Directors unanimously approved the proposed amendment to the Articles of Incorporation to change the corporate name from Tower Tech Holdings Inc. to Broadwind Energy, Inc. (“Broadwind” or “the Company”). During the first quarter of the 2008 fiscal year, the amendment was approved by a majority of the stockholders.

Significant accounting policies disclosed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 remain applicable at March 31, 2008, with the exception of the following:

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly—owned subsidiaries, Tower Tech, RBA, Brad Foote, and EMS. RBA and Brad Foote were acquired by the Company on October 1, 2007 and October 19, 2007, respectively. Financial position and results of operations of subsidiaries are included in the Company’s consolidated financial statements from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

BROADWIND ENERGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and in thousands, except share and per share data)

The Company applies Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (“FIN 46(R)”) when determining whether to consolidate a Variable Interest Entity (“VIE”). As of March 31, 2008, following the Company’s purchase of all assets of the previously-consolidated VIEs in February 2008, the Company is no longer deemed the primary beneficiary of the variable interest entities consolidated as of December 31, 2007.

Segment reporting

As of March 31, 2008, Broadwind operates and manages three reporting segments: Towers and Fabrication, Gearing Systems, and Service and Maintenance. The Company’s Service and Maintenance segment was created upon acquisition of EMS in January 2008. For the three months ended March 31, 2007, the Company operated as a single segment, Towers & Fabrication, as the Company’s only subsidiary in existence as of March 31, 2007 was its Tower Tech subsidiary. Refer to Note 18 for summarized financial information of the Company’s segments.

Effect of recently issued accounting standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 was effective for the first interim or annual reporting period for the first fiscal year beginning on or after December 15, 2006. FIN 48 applies to all tax positions for income taxes accounted for in accordance with SFAS No. 109. FIN 48 requires that uncertain tax positions be reviewed and assessed, with recognition and measurement of the tax benefit based on a “more likely than not” standard.

In May 2007, the FASB issued FASB Staff Position FIN 48-1, Definition of a Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. In determining whether a tax position has been effectively settled, entities must evaluate (i) whether taxing authorities have completed their examination procedures; (ii) whether the entity intends to appeal or litigate any aspect of a tax position included in a completed evaluation; and (iii) whether it is remote that a taxing authority would examine or re-examine any aspect of a taxing position. FSP FIN 48-1 is to be applied upon the initial adoption of FIN 48.

The Company adopted the provisions of FIN 48 and FSP FIN 48-1 on January 1, 2007. At that time, the Company concluded there were no uncertain tax positions warranting adjustments to reflect the cumulative effect of adopting these standards.

In February 2007, the FASB issued Statement of Financial Accounting Standards Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 159 on January 1, 2008. The Company did not elect to measure any of our financial assets or liabilities using the fair value option of SFAS 159. The Company will assess at each measurement date whether to use the fair value option on any future financial assets or liabilities as permitted pursuant to the provisions of SFAS 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which delayed the effective date by which companies must adopt the provisions of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations, or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the

BROADWIND ENERGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and in thousands, except share and per share data)

business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the effect of the adoption of SFAS 141R, but do not presently anticipate it will have a material impact on its consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has evaluated the effect of the adoption of SFAS 160, but does not presently anticipate it will have a material effect on its consolidated financial position or results of operations, as all subsidiaries are 100% owned.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement is intended to enhance required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effect of adoption of SFAS 161, but does not presently believe that it will have a material effect on its consolidated financial position or results of operations.

Note 2 – Inventories

The components of inventories as of March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007

Raw materials	$7,027	$4,230
Work-in-process	9,276	8,976
Finished goods	651	873
	16,954	14,079
Less: Reserve for excess and obsolete inventories	(1,096)	(1,096)
Net inventories	$15,858	$12,983

Note 3 – Acquisitions

Energy Maintenance Service, LLC

On January 16, 2008, the Company acquired all of the membership interests in Energy Maintenance Service, LLC, a South Dakota based company engaged in the sale, installation, and repair of wind-powered electric generators.  The aggregate consideration paid for the EMS acquisition was $32,772, which included $522 of transaction-related acquisition costs.

Total consideration included $13,821 of the Company’s common stock, which was valued based upon a fairness opinion received from an independent valuation firm, as the majority of the Company’s stock was held by a limited number of stockholders, and the shares were thinly traded on the OTC Bulletin Board.

BROADWIND ENERGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and in thousands, except share and per share data)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the date of the acquisition (in thousands):

Current assets	$4,712
Property and equipment	1,549
Trade name	1,790
Customer relationships	24,700
Goodwill	4,547
Total assets acquired	37,298
Current liabilities	(3,556)
Long-term liabilities	(970)
Total liabilities assumed	(4,526)
Net assets acquired	$32,772

Of the $4,547 of goodwill associated with the purchase of EMS, approximately $4,025 is expected to be deductible for income tax purposes.

Brad Foote Gear Works, Inc.

As disclosed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, on October 19, 2007, the Company acquired all of the outstanding stock of Brad Foote Gear Works, Inc. (“Brad Foote”), an Illinois-based manufacturer of gearing systems for the wind turbine, oil and gas and energy-related industries. The aggregate consideration paid for the Brad Foote acquisition was $133,179.

Pro Forma Financial Information

The following table represents the consolidated financial information for the Company on a pro forma basis, assuming the acquisitions of EMS and Brad Foote had each occurred as of January 1, 2007. The Company is not including the pro-forma effect of RBA because the impact is not material to its results of operations for the three months ended March 31, 2008 or 2007. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisitions and expected to have a continuing impact on the consolidated results. These items include adjustments to increase depreciation related to the stepped-up basis in machinery and equipment, adjust inventory to fair market value, record amortization on intangible assets, increase interest expense for certain long-term notes payable, and reclassify certain items to conform to the Company’s financial reporting presentation.

The table sets forth unaudited financial information, and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the dates indicated or that may be achieved in the future.

	Three Months Ended March 31,
	2008				2007
	As reported	Pro-forma adjustments		Pro-forma	As reported	Pro-forma adjustments		Pro-forma

Revenues	$35,164	$720	(a)	$35,884	$2,219	$25,936	(c)	$28,155
Net income (loss)	(3,443)	(816	)(b)	(4,259)	181	453	(d)	634
Earnings per share
Basic and diluted	$(0.04)	$(0.01)		$(0.05)	$0.00	$0.01		$0.01

(a)                  Represents revenue of EMS for the period from January 1, 2008 through the acquisition date.

(b)                 Represents net loss of EMS for the period from January 1, 2008 through the acquisition date. Adjustments to net loss include increases to depreciation related to the increase in fair market value of machinery and equipment to fair value, amortization of acquired intangible assets, and adjustments to interest income and interest expense relating to the Company’s assumption of certain short and long-term borrowings of EMS.

BROADWIND ENERGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and in thousands, except share and per share data)

(c)                  Represents revenue of EMS and Brad Foote for the period from January 1, 2007 through March 31, 2007.

(d)                 Represents net income of EMS and Brad Foote for the period from January 1, 2007 through March 31, 2007. Adjustments to net income include increases to depreciation related to the stepped up basis in machinery and equipment to fair value, increases in cost of goods sold due to increasing inventory to fair market value, amortization of acquired intangible assets, and adjustments to interest income and interest expense relating to the Company’s assumption of certain short- and long-term borrowings of EMS and Brad Foote.

Note 4 – Goodwill and intangible assets

The changes in the carrying amount of intangible assets for the three months ended March 31, 2008, were as follows:

	Three months ended March 31, 2008
	Trade names	Customer relationships	Total
Balance as of December 31, 2007	$8,119	$77,558	$85,677
EMS acquisition	1,790	24,700	26,490
Balance as of March 31, 2008	$9,909	$102,258	$112,167

Intangible assets subject to amortization are as follows as of March 31, 2008:

	Weighted
	Average Remaining	March 31, 2008
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	19.59	$9,909	$202	$9,707
Customer relationships	9.71	102,258	4,033	98,225
Total		$112,167	$4,235	$107,932

Amortization expense on trademarks and customer relationships, which is being recorded ratably over the estimated life of the related intangible assets, was $2,579 for the three months ended March 31, 2008. There was no such amortization expense for the three months ended March 31, 2007 as the underlying intangible assets were acquired subsequent to March 31, 2007.

The changes in the carrying amount of goodwill for the three months ended March 31, 2008, were as follows:

Three months ended March 31, 2008
Goodwill
Balance as of December 31, 2007	$27,611
EMS acquisition	4,547
Adjustments (1)	(2,721)
Balance as of March 31, 2008	$29,437

(1) Comprised of purchase price allocation adjustments recorded in connection with the Company’s acquisition of Brad Foote in the fourth quarter of 2007. The adjustments were to adjust certain machinery and equipment to fair value. The Company may adjust goodwill as necessary as it finalizes purchase price allocations for acquisitions.

BROADWIND ENERGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and in thousands, except share and per share data)

The Company will review goodwill and other intangible assets for impairment annually, or more frequently, if circumstances indicate that the assets’ carrying amount may not be recovered. As of March 31, 2008, no such circumstances existed, and, accordingly, no impairment expense was recorded.

Note 5 – Accrued liabilities

Accrued liabilities at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007

Accrued operating expenditures	$3,176	$4,217
Reimbursements due under Brad Foote purchase agreement	4,349	5,171
Accrued payroll, employee benefits, and related taxes	2,966	1,894
Accrued rent	410	492
Accrued interest	1,084	560
Other	174	123
Total accrued liabilities	$12,159	$12,457

Note 6 – Lines of credit and notes payable

Notes payable at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Third party
Line of credit (Prime plus 1.75%), due May 2008	$1,440	$—
Line of credit (Prime minus 0.25%), due May 2008	1,592	—
Investors Community Bank line (Libor plus 1.75%)	3,650	—
Investors Community Bank 6.85% note	428	440
Total third party notes payable	7,110	440

Related party
Related party note (Prime), due April 2008	1,365	—
9.5% related party note, subject to conversion	25,000	25,000
Total related party notes payable	26,365	25,000
Total notes payable	$33,475	$25,440

Weighted average interest rate	8.40%	9.45%

On April 24, 2008, Tontine Capital Overseas Master Fund, L.P. (“TMF”), TP, and Tontine Overseas Fund, Ltd. (“TOF”) each converted the full original principal amount of the 9.5% related party note subject to conversion listed above. Upon conversion, approximately 3,333,333 shares of the Company’s common stock were issued.

In May 2008, the $1,365 related party note listed above was repaid in its entirety.

BROADWIND ENERGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and in thousands, except share and per share data)

Note 7 – Long-term debt

Long-term debt at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
2007 Revolving Note, due June 2008	$10,000	$7,887
2006 Term Note, due January 2011	4,476	4,871
2006 Equipment Line Note, due 2012	8,983	9,533
2007 Equipment Line Note, due 2013	8,132	5,947
2008 Term Note, due 2013	2,006	2,075
5.05% fixed rate loan, due 2009	7	—
4.45% fixed rate loan, due 2010	25	—
8.50% fixed rate loan, due 2011	73	—
7.75% fixed rate loan, due 2011	166	—
9.15% fixed rate loan, due 2012	175	—
Variable rate loan (prime plus 1.50%), due 2013	446	—
7.25% fixed rate loan, due 2011	101	—
Total long-term debt	34,590	30,313
Less current maturities	(15,677)	(12,693)
Total long-term debt, less current maturities	$18,913	$17,620

Maturities of long-term debt for each of the five years following March 31, 2008 are as follows:

Principal amount
Period	of long-term debt
2008 (remaining 9 months)	$14,566
2009	6,104
2010	6,083
2011	4,604
2012	2,923
2013	310
Thereafter	—
Total	$34,590

Note 8 – Interest rate swaps

In 2007, the Company entered into two interest rate swap agreements to minimize the impact of interest rate fluctuations on its debt. Interest rate swap agreements involve exchanges of fixed or floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. No swap or other derivative instruments were in place in 2006. Under the provisions of SFAS No. 133, all derivatives are measured at fair value and recognized as either assets or liabilities in the Company’s balance sheet. The accounting for changes in the fair value of a derivative is dependent upon the use of the derivative and its resulting designation. Unless specific hedge accounting criteria are met, changes in fair value must be recognized currently in earnings. The Company’s interest rate swaps do not qualify for hedge accounting under SFAS No. 133. Therefore, the Company is required to recognize the swap at its fair market value and record the fluctuations in the fair value of the swap in current earnings. The unrealized loss related to these fluctuations was approximately $230 for the three months ended March 31, 2008, and is recognized within interest expense. The fair market value of the interest rate swaps of $618 and $388 is recorded as a long-term liability as of March 31, 2008 and December 31, 2007, respectively.

BROADWIND ENERGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and in thousands, except share and per share data)

Note 9 – Capital leases

The Company leases equipment from various financing companies under capital leases with terms that extend to 2012. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases, and accordingly, they are recorded in the Company’s assets and liabilities. Amortization of the capital leases has been included in depreciation expense. The following is an analysis of the leased assets included in property and equipment as of March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Machinery and equipment	$1,608	$1,589
Less accumulated depreciation	(59)	(25)
Net machinery and equipment	$1,549	$1,564

Note 10 – Shareholders’ equity

On January 16, 2008, to finance the cash portion of the EMS acquisition, the Company sold 2,031,250 shares of common stock in a private placement at $8.48 per share for a total purchase price of $17,225, pursuant to a previously disclosed Amended and Restated Securities Purchase Agreement with Tontine Capital Partners, L.P., Tontine Partners, L.P. and Tontine 25 Overseas Master Fund, L.P. (collectively, with their affiliates, “Tontine”).

Pursuant to the acquisition of EMS, on January 16, 2008, the Company issued 1,629,834 shares of common stock to the members of EMS, calculated at $8.48 per share, for total stock consideration of $13,821. Additionally, on January 16, 2008, 7,500 shares of restricted stock previously granted to certain executives vested.

Note 11 – Stock-based compensation

The Company grants incentive stock options pursuant to the Company’s 2007 Equity Incentive Plan approved in October 2007, which reserves 4,200,000 shares of common stock, for grants to officers, directors, and other key employees. Compensation expense is recognized over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s consolidated statements of operations for the three months ended March 31, 2008 is $381. There was no option expense for the three months ended March 31, 2007.

As of March 31, 2008, the Company had $5,234 of unrecognized compensation expense related to the outstanding stock options, which will be recognized over a weighted-average period of 4.6 years.

The fair value of each option grant was estimated as of the date of the grant using the Black-Scholes pricing model. The resulting compensation expense is amortized on a straight line basis over the vesting period of the grant. The expected term of options granted is determined utilizing a public company proxy with similar grants as the Company does not have sufficient option exercise history from its employees. Likewise, as the Company has only limited public trading history, the expected volatility rate used is also determined from a public company proxy in the same industry and business operations as the Company. The risk-free interest rate is based on US Treasury yield curve in effect at the time of the grant. Expected pre-vesting option forfeitures are estimated to be zero based on the small population of the individuals who have options, and the nature of the positions held by those individuals. A summary of these assumptions is included in the table below.

Three months ended March 31, 2008
Dividend yield	0.00%
Expected volatility	60.00%
Risk-free interest rate	2.71% - 3.79%
Expected term (in years)	3-5 years
Weighted-average fair value of options granted	$4.59

BROADWIND ENERGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and in thousands, except share and per share data)

A summary of option activity as of March 31, 2008, and changes during the three months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (Years)
Options Outstanding at January 1, 2008	950,000	$7.92	9.56
Options Granted	323,000	$10.47	9.06
Options Exercised	—	$—	—
Options Forfeited	(40,000)	$10.90	10.00
Options Outstanding at March 31, 2008	1,233,000	$8.49	9.65

Options Exercisable at March 31, 2008	—	$—	—

The following table summarizes share-based compensation expense related to share-based awards subject to SFAS No. 123(R) recognized during the periods indicated:

	Three months ended March 31,
	2008	2007
Share-based compensation expense included in consolidated statement of operations:
Selling, general, and administrative	$381	$—
Income tax benefit	—	—
Net effect of share-based compensation expense on net income (loss)	$(381)	$—
Decrease in basic income (loss) per share	$—	$—
Decrease in diluted income (loss) per share	$—	$—

Aggregate intrinsic value of options outstanding as of March 31, 2008 was $2,541.

Note 12 – Income taxes

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

The Company adopted the provision of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustments in the liability for unrecognized income tax benefits.  There have been no significant changes in unrecognized income tax benefits during the first quarter of 2008.

The Company recognizes interest and penalties related to uncertain tax position in income tax expense.  As of March 31, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal and state jurisdictions.  As of March 31, 2008, open tax years in the federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carry forwards.  No changes in settled tax years have occurred through March 31, 2008.  The Company does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next 12 months.

BROADWIND ENERGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and in thousands, except share and per share data)

Effective tax rates differ from federal statutory income tax rates primarily due to change in valuation allowance and provisions for state and local income taxes. During the three months ended March 31, 2008, the Company recorded income tax expense of $188 on pre-tax net book loss of $3,443. Consistent with 2006 and 2007, the Company continues to maintain a full valuation allowance against net deferred tax assets exclusive of deferred tax liabilities associated with indefinite-lived assets.  As of March 31, 2008, after valuation allowance, the Company has a net deferred tax liability of $327 related entirely to temporary differences in indefinite-lived assets. These indefinite-lived assets consist of purchased goodwill from recent business acquisitions.  The income tax expense three months ended March 31, 2008 of $188 relates to the current quarter temporary differences in these indefinite-lived assets.

Note 13 – Employee benefit plans

Effective as of the date of acquisition of Brad Foote, the Company sponsors a defined contribution savings plan that allows substantially all Brad Foote employees to contribute a portion of their pre-tax and/or after-tax income up to statutory limits. The plan requires the Company to match 50% of the participants’ contributions up to 4% of the participants’ compensation.

Effective as of the date of the acquisition of RBA, the Company sponsors a defined contribution savings plan that allows RBA employees to contribute a portion of their pre-tax and/or after-tax income up to statutory limits. The plan requires the Company to match 100% of the participants’ contributions up to 3% of the participants’ compensation.

Effective as of the date of the acquisition of EMS, the Company sponsors a defined contribution savings plan covering substantially all EMS employees. The Company can provide a discretionary match and/or profit sharing contribution each year.

Note 14 – Operating leases – related party

During 2007, the Company amended the operating leases under which the Company leases its two Towers and Fabrication facilities from City Centre, LLC, a limited liability company owned by the Company’s President and a director who was serving on the Board at the time the amendment was executed, but who subsequently resigned. The leases call for monthly rents of $42 and $8, and expire on December 31, 2014 and July 31, 2017, respectively. The leases also grant the Company five options to renew the lease for an additional five years beginning at the end of the lease period just ended.

In 2007, the Company entered into a 15-year lease with City Centre, LLC for a third building utilized for its Towers and Fabrication operating facilities. The lease commences in June 2008 with a monthly payment due of $19.

The Company’s Service and Maintenance segment leases its primary administrative offices, a machine shop, a residential property, and storage facilities from one of the Company’s owners. The agreement contains a one year lease term expiring on December 31, 2008 and requires a monthly payment of $10.

The president of the Company’s Service and Maintenance segment, through a separate entity, owns residential real estate for investment purposes, which is typically rented to third parties. Occasionally, the Company will enter into short-term lease agreements to rent apartments from this entity for use by Company personnel. Rents are generally at market rates and recorded as rent expense in the Company’s statements of operations.

In April 2008, the Company’s Service and Maintenance segment purchased its Howard West facility and concurrently terminated its lease agreement, which required a monthly payment of $5. The future minimum lease payments associated with this lease have been excluded from the following table due to this subsequent sale.

BROADWIND ENERGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and in thousands, except share and per share data)

Following is a schedule of future minimum rental payments required under the leases as of March 31, 2008:

Minimum payments on
Period ending	operating lease obligations
2008 (remaining 9 months)	$676
2009	831
2010	831
2011	831
2012	831
2013	831
Thereafter	2,964
Total minimum required lease payments	$7,795

Related party rent expense for the three months ended March 31, 2008 and 2007 was $183 and $100, respectively.

Note 15 – Operating leases – third party

The Company leases various property and equipment and buildings under lease agreements of varying terms extending to 2012. Rental expense attributed to third party operating leases was $348 and $2 for the three months ended March 31, 2008 and 2007, respectively.

Following is a schedule of future minimum rental payments required under the leases as of March 31, 2008:

Minimum payments on
Period ending	operating lease obligations
2008 (remaining 9 months)	$998
2009	1,290
2010	1,306
2011	1,323
2012	1,340
2013	1,216
Thereafter	4,500
Total minimum required lease payments	$11,973

Note 16 – Related party transactions

Interest expense of $585 and $69 was incurred on shareholder and related party notes during the three months ended March 31, 2008 and 2007, respectively, and $1,074 and $488 was included in accrued liabilities at March 31, 2008 and December 31, 2007, respectively.

At March 31, 2008 and December 31, 2007, $282 relating to amounts due from shareholders is included within other current assets on the consolidated balance sheets. These amounts were paid by the Company on behalf of four shareholders in connection with the March 2007 sale of stock by each of the shareholders. The Company expects to collect these amounts in 2008.

BROADWIND ENERGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and in thousands, except share and per share data)

On October 24, 2007, the Company adopted its 2007 Deferred Compensation Plan, which provides incentives and rewards to certain key employees and non-employee directors of the Company who are selected by the Board of Directors to participate. As of March 31, 2008 and December 31, 2007, the Company had accrued $31 and $0, respectively, for amounts due under this plan.

During the first quarter of 2008, Brad Foote completed the purchase of two real estate parcels that it had previously leased from a related party. The lease agreements for each parcel, which were executed in connection with the closing of our acquisition of Brad Foote, contained 90-day options to purchase, for which Brad Foote provided notice of exercise on December 13, 2007. The total cost of the transactions, including aggregate closing costs of $80 and the reimbursement of $154 to the sellers, was $3,634.

Note 17 – Commitments and contingencies

Customer disputes

The Company is involved in a pricing dispute with one of its customers with total disputed amounts approximating $1,400. As of March 31, 2008, the Company has provided in its allowance for uncollectible accounts the portion of the disputed amounts due that may be uncollectible.

Purchase commitments

(A) The Company’s Brad Foote subsidiary has a purchase contract with a foreign vendor with total commitments outstanding of 11,595 Euros, with expected shipment dates ending in the second quarter of 2010. This commitment price is fixed in Euros and the Company has no foreign currency hedge on this commitment. For the three months ended March 31, 2008, the Company made payments of $1,487 on this contract, and accordingly recorded total net foreign currency losses in the statement of operations of $190 due to the decline in the value of the U.S. Dollar relative to the Euro.  Until full payment of amounts due on this contract, if a forward hedge is not executed, the Company remains exposed to future foreign currency fluctuation. Below is a summary of the estimated future amounts due, in Euros, on this commitment.

Period		Euros
For the remaining nine months of the year ended:	2008	€8,370
For the years ended:	2009	855
	2010	1,378
Total commitment		€10,603

(B)  As of March 31, 2008, the Company’s Tower Tech subsidiary has committed to purchase $573 of machinery and equipment to be delivered in the second quarter of 2008.

Other

The Company is also subject to legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the consolidated financial statements.

Note 18 – Segment information

As of March 31, 2008, the Company’s reportable operating segments are Towers and Fabrication, Gearing Systems, and Service and Maintenance. The Company’s segments are comprised of distinct subsidiaries that operate as strategic business units. The Service and Maintenance segment was established upon acquisition of EMS in January 2008. A summary of the net assets acquired and allocated to the Company’s Service and Maintenance segment upon acquisition of EMS, as well as a description of EMS’s business, is presented in Note 3. In creating a new segment upon acquisition of EMS, the Company considered primarily the geographic location of EMS’s headquarters, the nature of EMS’s business, and the Company’s decision to retain the management team of the acquired business in operating this new segment.

The Company applies the provisions of EITF 04-10 for segment reporting. Under the provisions of EITF 04-10, any operating segments that do not individually meet the aggregation criteria or quantitative thresholds described in SFAS 131 may be combined with other operating segments that do not individually meet the aggregation criteria or quantitative thresholds to form a separate reportable segment. The Company has combined all operating segments that do not individually meet the aggregation criteria established in SFAS 131 to form the “Other” segment for segment reporting. The Other segment is comprised of activities of corporate and company administration activities.

BROADWIND ENERGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and in thousands, except share and per share data)

Below is a summary of segment operations for the three months ended March 31, 2008 and 2007. For the three months ended March 31, 2007, the Company operated as a single segment, Towers & Fabrication, as the Company’s only subsidiary in existence as of March 31, 2007 was its Tower Tech subsidiary.

	Towers & Fabrication	Gearing Systems	Service & Maintenance	Other	Intersegment Eliminations	Total
For the three months ended March 31, 2008
Revenues from external customers	$6,844	$23,404	$4,916	$—	$—	$35,164
Cost of sales	5,301	19,219	2,634	—	—	27,154
Gross margin	1,543	4,185	2,282	—	—	8,010
Net income (loss)	199	(337)	(316)	(2,791)	(198)	(3,443)

	Towers & Fabrication	Gearing Systems	Service & Maintenance	Other	Intersegment Eliminations	Total
For the three months ended March 31, 2007
Revenues from external customers	$2,219	$—	$—	$—	$—	$2,219
Cost of sales	1,522	—	—	—	—	1,522
Gross margin	697	—	—	—	—	697
Net income	181	—	—	—	—	181

Note 19 – Earnings per share

The Company computes earnings per share in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”).  SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented.  Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007

Basic earnings per share calculation:

Net income (loss) to common stockholders	$(3,443)	$181
Weighted average of common shares outstanding	79,324,781	39,398,488
Basic net income (loss) per share	$(0.04)	$0.00

BROADWIND ENERGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and in thousands, except share and per share data)

Diluted earnings per share calculation:

Net income (loss) to common stockholders	$(3,443)	$181
Weighted average of common shares outstanding	79,324,781	39,398,488
Senior Subordinated Convertible Promissory Notes (1)	—	—
Stock options (2)	—	—
Diluted weighted average of common shares outstanding	79,324,781	39,398,488
Diluted net income (loss) per share	$(0.04)	$0.00

(1)

The Senior Subordinated Convertible Promissory Notes are anti-dilutive for the three months ended March 31, 2008, and therefore have been excluded from diluted earnings per share. Had the convertible notes been included in the diluted earnings per share calculation, weighted-average outstanding shares would have increased by approximately 3,333,332 shares for the three months ended March 31, 2008.

(2)

The 1,233,000 of options granted and outstanding have not vested as of March 31, 2008 and would be anti-dilutive given the Company’s net loss. The options have therefore been excluded from diluted earnings per share.

Note 20 – Disclosures about fair values of financial instruments

The estimated fair values of the Company’s financial instruments are as follows for the dates indicated:

	March 31, 2008		December 31, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$6,852	$6,852	$5,782	$5,782
Inventories	15,858	15,858	12,983	12,983
Other current assets	1,465	1,465	1,946	1,946

LIABILTIES:
Long-term debt, including current maturities	68,065	69,413	55,754	56,731
Interest rate swaps	618	618	388	388

Trade receivables and payables have an estimated market value equal to their carrying value. The fair value of long-term debt is estimated based on approximate borrowing rates currently available to Broadwind Energy for debt equal to the existing debt maturities.

Note 21 – Subsequent events

As of March 31, 2008 Brad Foote was in violation of certain financial covenants pursuant to a master Loan and Security Agreement, dated as of January 17, 1997, and amendments thereto (the “Loan Agreement”) with LaSalle Bank National Association (“LaSalle”), On April 11, 2008, Brad Foote executed an amendment to the Loan Agreement with LaSalle (“the Amendment”), which waived the violation of the senior debt to EBITDA covenant for the fiscal quarters ended December 31, 2007 and March 31, 2008, and the violation of the cash flow coverage covenant for the fiscal year ended December 31, 2007.

On April 24, 2008, Tontine Capital Overseas Master Fund, L.P. (“TMF”), TP and TOF each converted the full original principal amount of a Senior Subordinated Convertible Promissory Note into newly issued shares of Common Stock. Upon conversion, TMF received 601,472 shares of Common Stock, TP received 1,652,996 shares of Common Stock and TOF received 1,078,864 shares of Common Stock. Prior to the First Closing, TMF, TP and TOF held the Notes in the aggregate principal amount of approximately $25,000.

BROADWIND ENERGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and in thousands, except share and per share data)

On April 22, 2008, the Company entered into a Securities Purchase Agreement with Tontine Capital Partners, which provides for purchases of an aggregate of 12,562,814 shares of Company common stock by Tontine at a price of $7.96 per share for a total purchase price of approximately $100,000. The per share price was based upon a fairness opinion received from an independent valuation firm, as the majority of the Company’s stock was held by a limited number of stockholders, and the shares are thinly traded on the OTC Bulletin Board. The first tranche in the amount of $40,000 was received on April 24, 2008.

On April 24, 2008, the Company entered into a Stock Purchase Agreement with Badger Transport, Inc (“Badger”) and the shareholders of Badger pursuant to which the Company agreed to purchase all of the outstanding shares of Badger. Badger is a Clintonville, Wisconsin-based logistics hauler of wind tower structures, turbine assemblies, monopiles and other related equipment and components. The purchase price consists of cash and shares of Company common stock. The cash portion of the purchase price is approximately $5,811. The Common Stock portion of the purchase price is fixed at 581,959 shares, which was calculated based on a price per share of $10.31.

On April 22, 2008, the Company entered into a Securities Purchase Agreement with Charles H. Beynon, one of the Company’s directors, which provides for the purchase of an aggregate of 62,814 shares of Common Stock by Mr. Beynon at a price of $7.96 per share for a total purchase price of approximately $500,000. The Company will use the proceeds from the sale for general working capital requirements, capital expansion projects and to undertake certain acquisitions.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto in Item 1. “Financial Statements.” The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties.

(Dollars are presented in thousands unless otherwise stated.)

Executive Overview

Broadwind Energy, Inc., a Nevada corporation (also referred to as “we,” “us,” “our,” the “Company,” or “Broadwind”), became a public company in February 2006, after a reverse shell transaction with Blackfoot Enterprises, Inc. which was incorporated in Nevada in 1996. Our principal executive office is located at 47 East Chicago Avenue, Suite 332, Naperville, IL 60540. Our phone number is (630) 637-0315 and our website address is www.broadwindenergy.com.

Our business is dedicated to the production and servicing of components for energy and infrastructure-related industries. We are primarily focused on the manufacture of components for the wind industry, including tower support structures through our Tower Tech Systems, Inc. (“Tower Tech”) and R. B. A., Inc. (“RBA”) subsidiaries, and gearing systems through our Brad Foote Gear Works, Inc. (“Brad Foote”) subsidiary, and construction and operations support and maintenance and component repairs for wind turbines through our Energy Maintenance Service, LLC (“EMS”) subsidiary.

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

We completed our acquisition of EMS during the first quarter of 2008. The purchase price consisted of 1,629,834 shares of our common stock and $18,430 in cash, for total consideration of $32,250, net of related acquisition costs. To finance the cash portion of the acquisition, on January 16, 2008, we sold approximately 2,031,250 shares of our common stock in a private placement to Tontine Partners, L.P. (“TP”) and Tontine 25 Overseas Master Fund, L.P. (“T25”).

Also during the first quarter of 2008, Brad Foote completed the purchase of two real estate parcels that it had previously leased from a related party. The lease agreements for each parcel, which were executed in connection with the closing of our acquisition of Brad Foote, contained 90-day options to purchase, for which Brad Foote provided notice of exercise on December 13, 2007. The total cost of the transactions, including aggregate closing costs of $80 and the reimbursement of $154 to the sellers, was $3,634.

Management believes the following accounting policies to be critical to our financial condition, results of operations, and cash flow, and to require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable, collectibility is reasonably assured, and delivery has occurred per the contract terms. Customer deposits and other receipts are deferred and recognized when earned. Revenue is recognized on a contract-by-contract basis. Depending on the terms of the contract, revenue may be earned by the building of tower sections, building a complete tower, modification to existing towers or sections, rendering of services, or shipment of completed gears. Warranty costs are estimated and accrued based on management’s estimates or known costs of corrections.

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

Inventories

Inventories are stated at the lower of cost or market by comparing the cost of each item in inventory to its most recent sales price or sales order price. Any excess of cost over the net realizable value of inventory components is included in the Company’s inventory allowance. Market value of inventory, and management’s judgment of the need for reserves, encompasses consideration of other business factors including physical condition, inventory holding period, contract terms, and usefulness. Inventories are valued based on an average cost method that approximates the first-in, first-out (FIFO) basis.

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

Goodwill and other intangible assets

We account for our goodwill and other intangible assets under Statement of Financial Accounting Statements (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill is not amortized, but is tested for impairment at least annually. Other intangible assets subject to amortization over their respective useful lives are tested for impairment at least annually.

Long-lived assets

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The carrying values of long-lived assets, including, but not limited to, capital assets and intangible assets, are amortized over their estimated useful lives, and are periodically evaluated for impairment when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the expected undiscounted future cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. We have reviewed long-lived assets and certain intangible assets with estimable useful lives and determined that the carrying values as of March 31, 2008 are recoverable in future periods.

Recent Accounting Pronouncements Affecting this Report

FIN 48

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 was effective for the first interim or annual reporting period for the first fiscal year beginning on or after December 15, 2006. FIN 48 applies to all tax positions for income taxes accounted for in accordance with SFAS No. 109. FIN 48 requires that uncertain tax positions be reviewed and assessed, with recognition and measurement of the tax benefit based on a “more likely than not” standard.

In May 2007, the FASB issued FASB Staff Position FIN 48-1, Definition of a Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. In determining whether a tax position has been effectively settled, entities must evaluate (i) whether taxing authorities have completed their examination procedures; (ii) whether the entity intends to appeal or litigate any aspect of a tax position included in a completed evaluation; and (iii) whether it is remote that a taxing authority would examine or re-examine any aspect of a taxing position. FSP FIN 48-1 is to be applied upon the initial adoption of FIN 48.

We adopted the provisions of FIN 48 and FSP FIN 48-1 on January 1, 2007. At that time, the Company concluded there were no uncertain tax positions warranting adjustments to reflect the cumulative effect of adopting these standards.

SFAS 159

In February 2007, the FASB issued Statement of Financial Accounting Standards Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 159 on January 1, 2008. We did not elect to measure any of our financial assets or liabilities using the fair value option of SFAS 159. We will assess at each measurement date whether to use the fair value option on any future financial assets or liabilities as permitted pursuant to the provisions of SFAS 159.

Accounting Pronouncements Not Yet Adopted in this Report

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which delayed the effective date by which companies must adopt the provisions of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations, or cash flows.

SFAS 141(R)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. We are currently evaluating the effect of the adoption of SFAS 141R, but do not presently anticipate it will have a material impact on our consolidated financial position or results of operations.

SFAS 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have evaluated the effect of the adoption of SFAS 160, but do not presently anticipate it will have a material effect on our consolidated financial position or results of operations, as all subsidiaries are 100% owned.

SFAS 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement is intended to enhance required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the effect of adoption of SFAS 161, but do not presently believe that it will have a material effect on our consolidated financial position or results of operations.

Consolidated Results of Operations - Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

(in thousands, except share data)

The following table sets forth selected, condensed, unaudited consolidated financial data for the periods indicated.

	Three Months Ended March 31,				Change
	2008	%	2007 (1)%		$
	(in thousands, except for percentages)
Net sales	$35,164	100%	$2,219	100%	$32,945
Cost of sales	27,154	77%	1,522	69%	25,632
Gross profit	8,010	23%	697	31%	7,313

Operating expenses
Selling, general, and administrative expenses	7,370	21%	461	21%	6,909
Amortization of intangible assets	2,579	7%	—	0%	2,579
Total operating expenses	9,949	28%	461	21%	9,488

Operating income (loss)	(1,939)	-6%	236	11%	(2,175)

Other income (expense)
Interest expense, net	(1,217)	-3%	(55)	-2%	(1,162)
Other, net	(99)	0%	—	0%	(99)
Other income (expense), net	(1,316)	-4%	(55)	-2%	(1,261)
Net income (loss) before provision for income taxes	(3,255)	-9%	181	8%	(3,436)
Provision for income taxes	188	1%	—	0%	188
Net income (loss)	$(3,443)	-10%	$181	8%	$(3,624)

(1)

The data for the three months ended March 31, 2007 does not reflect the results of RBA, Brad Foote, or EMS, which were acquired on October 1, 2007, October 19, 2007, and January 16, 2008, respectively.

Our results for the quarter ended March 31, 2007 include our Tower Tech Systems subsidiary only. We believe the table below is helpful in analyzing the consolidated results of operations for the three months ended March 31, 2008. The table below presents 2008 results of operations by segment. Please refer to the Results of Operations by Business Segment for further discussion on the financial performance of our business segments.

	Three Months Ended March 31, 2008
	Towers & Fabrication	Gearing Systems	Service & Maintenance	Other	Total
	(in thousands)
Net sales	$6,844	$23,404	$4,916	$—	$35,164
Cost of sales	5,301	19,219	2,634	—	27,154
Gross profit	$1,543	$4,185	$2,282	$—	$8,010

Revenues and Cost of Sales.  For the three-month period ended March 31, 2008, consolidated net sales were $35,164, with related cost of sales during that period of $27,154, for a gross profit of $8,010. In comparison, during the three-month period ended March 31, 2007, we generated sales of $2,219, with related cost of sales of $1,522, for a gross profit of $697. The $32,945 increase in consolidated sales from 2007 to 2008 was primarily due to the introduction of our Gearing Systems and Service and Maintenance segments and an increase in production at our Towers and Fabrication segment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $7,370 for the three-month period ended March 31, 2008 from $461 for the same period in 2007. The overall increase to SG&A is largely due to the inclusion of our Gearing Systems and Service and Maintenance segments, and is also attributable to increased professional fees and expenses in the first quarter of 2008 related to the costs associated with being a public company, including SEC and Sarbanes-Oxley Section 404 compliance. Our Gearing Systems segment incurred administrative expenses related to public company reporting requirements. We continued integrating new members of our management team and several other accounting and administrative professionals who joined Broadwind during 2007. In the three months ended March 31, 2008, we incurred $381 of stock-based compensation expense in connection with stock option grants made under our Equity Incentive Plan, which was approved by our Board of Directors in August 2007. There was no such plan or related expense during the three-month period ended March 31, 2007. As a percentage of net sales, SG&A was 21% for the three months ended March 31, 2008, as compared to 21% for the three months ended March 31, 2007.

Amortization of Intangible Assets.  Amortization expense of $2,579 for the three months ended March 31, 2008 is due entirely to our acquisitions and the amortization of intangible assets related to the purchases of RBA, Brad Foote, and EMS.

Other Income (Expense), Net.  Other income and expense consists primarily of interest income and expense. Interest expense was $1,337 in for the three-month period ended March 31, 2008, compared to $98 for the same period in 2007. The increase is primarily attributable to our issuance of senior subordinated convertible promissory notes during the fourth quarter of 2007 and the long-term debt obligations assumed in the acquisitions of Brad Foote and EMS. We earned $120 of interest income during the quarter ended March 31, 2008 as a result of excess funds placed in money market accounts, as compared to $42 for the quarter ended March 31, 2007. Other components of other income (expense), net consist of losses from foreign currency transactions and income from insurance refunds. These other components totaled a net expense of approximately $98 for the three months ended March 31, 2008, and $0 for the three months ended March 31, 2007.

The following provides a discussion of our operating results by business segment for the quarters ended March 31, 2008 and 2007.

Results of Operations by Business Segment - Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

(in thousands, except share data)

At the close of the first quarter of 2008, we were managing and reporting operating results through three business segments: Towers and Fabrication, Gearing Systems, and Service and Maintenance. As discussed in Note 18 to our condensed consolidated financial statements, “Segment Information,” our management uses revenue and gross margin to evaluate segment performance and allocate resources among segments. Operations data for the first fiscal quarter is summarized by segment below:

Towers & Fabrication Segment

The table below presents the results of operations of our Towers and Fabrication segment for the periods indicated.

	Three Months Ended March 31,				Change
	2008	%	2007 (1)%		$	%
	(in thousands, except for percentages)
Net sales	$6,844	100.0%	$2,219	100.0%	$4,625	208.4%
Cost of sales	5,301	77.5%	1,522	68.6%	3,779	248.3%
Gross profit	$1,543	22.5%	$697	31.4%	$846	121.4%

(1)          The data for the three months ended March 31, 2007 does not include the results of operations of RBA, which we acquired during the fourth quarter of 2007. Refer to our 8-K/A filed November 13, 2007 for further information on the 2007 financial results of RBA.

Revenues and Cost of Sales.  For the three-month period ended March 31, 2008, net sales were $6,844, with related cost of sales during the period of $5,301, for a gross profit of $1,543, or 22.5%. In comparison, during the comparable period of 2007, we generated sales of $2,219, with related cost of sales of $1,522, for a gross profit of $697 or 31.4%. Our higher cost to revenue ratio during the first quarter 2008 was largely attributable to increased costs during ramp-up of production. The increase to net sales during the three-month period ended March 31, 2008 was also attributable to the fact that we had increased volumes during the fiscal quarter, as compared to limited production for the same period in 2007.

Gearing Systems Segment

The table below presents the results of operations of our Gearing Systems segment for the three-month period ended March 31, 2008.

Three Months Ended March 31,
2008 (1)%
(in thousands, except for percentages)
Net sales	$23,404	100.0%
Cost of sales	19,219	82.1%
Gross profit	$4,185	17.9%

(1)           Refer to our 8-K/A filed January 4, 2008 for further information on the 2007 financial results of Brad Foote.

Revenues and Cost of Sales.  Net sales for the period were $23,404. Related costs of sales were $19,219, which resulted in a gross profit of $4,185 or 17.9%. Margins grew from the fourth quarter of 2007 due to higher sales levels and improved labor efficiencies as newly trained employees gained proficiency and better production flow resulting from the recent reorganization of a key manufacturing plant.

Service and Maintenance Segment

The table below presents the results of operations of our Service and Maintenance segment for the three-month period ended March 31, 2008.

Three Months Ended March 31,
2008 (1)%
(in thousands, except for percentages)
Net sales	$4,916	100.0%
Cost of sales	2,634	53.6%
Gross profit	$2,282	46.4%

(1)       The results presented include our Service and Maintenance segment from the date of the EMS acquisition, January 16, 2008, through the end of our first fiscal quarter. Refer to our 8-K/A filed April 15, 2008 for further information on the 2007 financial results of EMS.

Revenues and Cost of Sales.  Net sales for the period from January 16, 2008 through March 31, 2008 were $4,916. Related costs of sales were $2,634, which resulted in a gross profit of $2,282 or 46.4%.

Liquidity and Capital Resources

(in thousands, except share data)

Our primary operational liquidity and capital requirements have been for expenses associated with the purchase and maintenance of property and equipment that will improve our manufacturing efficiency, costs related to our acquisitions and related integration, as well as expenses and investments related to our general business needs. Our main sources of liquidity and capital have been cash from operations and cash from financing activities.

In addition, during the 2007 fiscal year and the first quarter of 2008, we made significant investments in growing our business through the acquisitions of Brad Foote, RBA and EMS. The acquisitions required significant amounts of capital, which were provided by our existing cash balance, private placements of our common stock, and borrowings from various third parties.

At March 31, 2008, we had cash of $6,852 and a working capital deficit of $36,614 compared to cash of $10,268 and a working capital surplus of $8,277 at March 31, 2007. The decrease in cash was due primarily to the use of funds for increased legal, consulting and accounting expenses in the first quarter of 2008 related to the costs associated with being a public company, including administrative expenses related to public company requirements. The major source of the working capital deficit is the categorization of the $25,000 promissory note to Tontine Partners, L.P. as a short-term liability.  This note was subsequently converted to shares of the Company’s common stock on April 24, 2008.

Operating Cash Flows

Net cash provided by operations was $276 for the quarter ended March 31, 2008 compared to $307 during the quarter ended March 31, 2007. For the three-month period ended March 31, 2008, our net loss was $3,443 compared to net income of $181 for the comparable period in 2007. The increase in revenue during 2007 and the first quarter of 2008 created a significant increase in working capital needs, and with the cash received from the March and October 2007 private placement offerings, significant payments were made against accounts payable and accrued liabilities. The operations of our newly acquired Service and Maintenance segment contributed $775 to our cash from operating activities. In addition, customer deposits for future orders contributed $324 to cash provided by operations.

Investing Cash Flows

Cash used in investing activities totaled $27,468 for the three months ended March 31, 2008 as compared to $1,548 for the three months ended March 31, 2007. Purchases of property and equipment and expenses related to expansion of our Brad Foote facility totaled $5,945 for the three months ended March 31, 2008, reflecting our continued commitment to improvement of our efficiencies and capacity. Property and equipment purchases at other subsidiaries totaled $2,989 for the three months ended March 31, 2008, and another $4,518  of property and equipment additions are accrued as of March 31, 2008. However, our primary use of investing cash flow in the first quarter of 2008 related to $18,534 paid for the acquisition of EMS. As a result of the acquisition, we incurred transaction costs of $522. Upon closing of the acquisition, we used approximately $1,200 of internal funds to finance a portion of the cash distribution. The remainder of the EMS acquisition was financed through a $17,225 private placement to TP and T25. We expect to continue pursuing acquisitions, and will incur related transaction costs as we invest in our business.

Financing Cash Flows

For the three months ended March 31, 2008, net cash provided by financing activities was $28,262, consisting primarily of the $17,225 private placement to TP and T25 and a total increase in short- and long-term borrowings, of $12,420, offset by related payments on long- and short-term borrowings and capital leases in the amount of $1,482. For the three months ended March 31, 2007, net cash from financing activities of $11,383 was provided primarily by a private placement of our common stock in the amount of $15,400 offset by payments on short- and long-term borrowings of $4,028.

During March and October 2007, we made private placements of $15,400 and $50,000, respectively, to Tontine Capital Partners, L.P. (“TCP”), Tontine Capital Overseas Master Fund, L.P. (“TMF,” and together with TCP, the “Original Tontine Investors”), TP, T25 and Tontine Overseas Fund, Ltd. (“TOF”), (collectively with the Original Tontine Investors and affiliates, “Tontine”). In connection with our acquisition of Brad Foote and $50,000 private placement to Tontine, TP, TMF and TOF provided us with senior subordinated convertible promissory notes in the aggregate principal amount of $25,000 (the “Notes”). The Notes, which accrued interest at 9.5% per annum until July 19, 2008 and 13.5% thereafter, mature on October 19, 2010 and are subject to acceleration upon customary events of default. For each Note, we must repay 10% of the original principal amount on the first anniversary of issuance, 40% of the original principal amount on the second anniversary and the remaining outstanding balance on the third anniversary. Each Note holder had the right to convert the outstanding principal of its Note into newly issued shares of our common stock at a conversion rate of $7.50 per share (the “Conversion Rights”). The Conversion Rights became effective January 19, 2008, but the Notes contained certain constraints on the timing of exercise. As of March 31, 2008, $25,000 of principal was outstanding on the Notes, and approximately $1,074 of interest had accrued. Based on the conversion rate of $7.50 per share, the TP, TMF and TOF Notes would be convertible to 1,653,333, 600,000 and 1,080,000 shares, respectively. On April 24, 2008, TP, TMF and TOF exercised their rights to convert the notes.

In connection with our acquisition of Brad Foote, we also assumed approximately $25,500 of outstanding senior debt, which is comprised of the following loans that Brad Foote has obtained from LaSalle Bank National Association (“LaSalle”) pursuant to a Loan and Security Agreement dated as of January 17, 1997, as amended (the “Loan Agreement”), which continued upon closing of the acquisition: (i) a $7,000 revolving line of credit loan (the “Revolving Loan”); (ii) a consolidated term loan in the original principal sum of approximately $7,800 (the “Term Loan”); (iii) an $11,000 non-revolving equipment line of credit (the “Equipment Loan”); and (iv) a $9,000 non-revolving equipment line of credit with a term conversion feature (the “Equipment Loan No. 2”). Because these loans were almost fully drawn on the date the Brad Foote acquisition was completed, we do not expect the proceeds from these loans to significantly increase our future cash flows from financing activities. We used proceeds from these loans to fund the operations and expansions of our Brad Foote subsidiary.

The Revolving Loan, which matures on June 30, 2008, had approximately $5,700 outstanding at closing of the Brad Foote acquisition, with $10,000 outstanding at March 31, 2008. Interest is payable monthly and accrues on Revolving Loan advances at a variable rate of Prime minus 1% (the “Base Rate”). The Term Loan, which matures on January 31, 2011, had approximately $5,300 outstanding at closing of the Brad Foote acquisition, with $4,476 outstanding at March 31, 2008, and requires monthly principal and interest payments. The monthly amount of principal due is $132 and interest accrues on the outstanding balance of the Term Loan at the Base Rate. The Equipment Loan had approximately $10,100 outstanding at closing of the Brad Foote acquisition with $8,983 outstanding at March 31, 2008. The equipment loan included an option to convert the obligation to a term note on April 29, 2007. This conversion was effected, making the outstanding principal balance payable in monthly principal installments of $183 commencing on May 31, 2007, maturing on April 30, 2012. Interest accrues on the outstanding balance of the converted term loan at the base rate. The Equipment Loan No. 2, which matures on June 30, 2013, had approximately $4,500 outstanding at closing of the Brad Foote acquisition with $8,131 outstanding at March 31, 2008. The Equipment Loan No. 2 includes an option to convert the obligation to a term note. Interest is payable monthly at the Base Rate until June 30, 2008, at which point Brad Foote must make monthly payments consisting of principal and interest.

The Loan Agreement states that the Revolving Loan, Term Loan, Equipment Loan and Equipment Loan No. 2 are secured by all of the assets of Brad Foote and that Brad Foote must maintain insurance on the collateral. The Loan Agreement requires Brad Foote to comply with standard covenants, including financial covenants relating to ratios of cash flow coverage and senior debt to EBITDA, and to submit our annual audited financial statements to LaSalle at the close of each fiscal year. In addition, Brad Foote must maintain a $1,000 key man life insurance policy upon the life of J. Cameron Drecoll, who served as Brad Foote’s president prior to the acquisition and became our chief executive officer when the acquisition was completed. Each of the Revolving Loan, Term Loan, Equipment Loan and Equipment Loan No. 2 become immediately due and payable upon breach of any covenants or representations made by Brad Foote in the Loan Agreement and upon other customary events of default. As of December 31, 2007, the Company was in violation of certain financial covenants with LaSalle Bank. We secured an amendment to the Loan Agreement, including covenant waivers related to these loans through March 31, 2008, and do not anticipate an inability to comply with these covenants in the future. In addition, the covenants contained in the Loan Agreement include restrictions on Brad Foote’s ability to make distributions or dividends and incur indebtedness, which could ultimately affect our ability to undertake additional debt or equity financing. If these covenants prevent us from securing additional financing when necessary, we plan to evaluate alternate sources of funding.

On October 4, 2007, our Tower Tech subsidiary obtained a secured line of credit from Investors Community Bank in the amount of $2,500, which was increased to $5,500 on March 21, 2008. All advances to Tower Tech under the line of credit are guaranteed in full by Broadwind and RBA.

On January 16, 2008, we assumed approximately $2,500 of outstanding short- and long-term debt in connection with our acquisition of EMS. The debt is comprised of various loans, which mature on dates from May 2008 to April 2013.

Subsequent Financing Activities

On April 22, 2008, Broadwind Energy, Inc. entered into a Securities Purchase Agreement with Tontine Capital Partners, which provides for purchases of an aggregate of 12,562,814 shares of Company common stock by Tontine at a price of $7.96 per share for a total purchase price of approximately $100,000. Proceeds from this placement will fund operations, expansions and future acquisitions.  The first tranche in the amount of $40,000 was received on April 24, 2008.

During the remainder of 2008, we plan to finance operations, including equipment purchases and other capital expenditures, with working capital and external financing. We believe that we will need to raise additional funding in the near term to finance operations and meet revenue, profitability and strategic goals for the foreseeable future. In addition, we continue to evaluate and assess potential strategic acquisition targets. Cash requirements from any future acquisitions may be substantial; however, we cannot estimate the cash or other consideration that may be required to finance such transactions. We expect to be able to procure financing upon reasonable terms in order to finance operations and acquisition activity. However, if we are unable to do so, or if we do not meet our anticipated future revenue levels, management is committed to taking actions necessary to ensure the conservation of adequate cash to continue to finance our operations.

Interest Rate Risk

The Company hedges certain of its variable interest debt with fixed rate interest rate swaps. These swaps resulted in a charge of $230 during the quarter ended March 31, 2008, which is reported within interest expense.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements.

Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis or Plan of Operation contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Any statements contained herein that are not historical fact, may be deemed forward-looking statements.  In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue,” “intend” or similar expressions.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are based upon current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Any forward-looking statements made herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Our forward-looking statements include or relate to the following: (i) our plans to continue to grow our business through acquisitions; (ii) our beliefs with respect to the impact of the assumed debt from the acquisition of our Brad Foote subsidiary on our future cash flows from financing; (iii) our beliefs with respect to the sufficiency of our working capital and our plans to evaluate alternate sources of funding if necessary; (iv) our intended use of proceeds from financing activities; and (v) the anticipated benefits of our remediation efforts on the strength of our internal control processes and our plans with respect to future remediation efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We caution investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by us or on our behalf. These factors include, but are not limited to, our ability to successfully identify strategic acquisition targets and consummate acquisitions on terms favorable to us; the successful integration of acquired businesses; our need for and ability to obtain additional capital; the continued availability of capital and financing on terms favorable to us; our ability to successfully remediate internal control deficiencies; other general business and economic conditions; and those risks described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-KSB). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Stockholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not intend to update publicly or revise any forward-looking statements.

Item 4T.               Controls and Procedures

Material Weaknesses Previously Disclosed

As discussed in Item 8A of our 2007 Annual Report on Form 10-KSB, as of December 31, 2007, we identified certain material weaknesses relating to our accounting policies and procedures, IT environment, general ledger system, financial close and reporting, internal financial expertise, application access, segregation of duties, user developed applications and process level controls. In addition, although we were not required to, and did not, perform a complete assessment of the internal controls of Brad Foote as of December 31, 2007, we identified certain material weaknesses at Brad Foote relating to inventory, cost accounting, accounts receivable, billing and sales, capital expenditures, internal financial expertise and accounting policies and procedures. As also disclosed in our 2007 Annual Report, we are designing and implementing actions to remediate the identified material weaknesses. We have made progress in remediating the material weaknesses and are continuing to address the underlying issues, including both the process deficiencies and inadequate staffing of experienced, specialized accounting personnel.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covering in this report. In light of the material weaknesses previously disclosed, which have not been completely remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and did not ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weaknesses previously disclosed.

We anticipate the actions to be taken to remediate the material weaknesses and the resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, address the material weaknesses that we identified in our internal control over financial reporting as of December 31, 2007. However, because many of the remedial actions we have undertaken are recent and because some of our remediation actions will be designed to improve our internal control over annual measures, management will not be able to conclude that the material weaknesses have been eliminated until such time as it is able to complete its assessment of the effectiveness of internal control over financial reporting.  While management is exercising its best efforts to remediate material weaknesses and significant deficiencies identified and described above, it cannot provide any assurance as to when such material weaknesses and significant deficiencies will be remediated.

Changes in Internal Controls

We are undertaking efforts to remediate the material weaknesses identified in our 2007 Annual Report. During the first quarter of fiscal 2008, we implemented the use of outside experts to supplement the expertise in our internal staff and hired additional experienced and qualified financial professionals required. In addition, we have relied on compensating measures including: enhanced communication and involvement of outside legal counsel in reporting and disclosure matters, and the addition of our Audit Committee, the chair of which is a financial expert with extensive accounting and auditing experience.

During 2007, we engaged outside consultants to aid in the development of detailed process-level policies and procedures.  We have continued the use of outside consultants to assist in the improvement of our policies and procedures, testing and remediation where necessary to meet the requirements of the Sarbanes-Oxley Act of 2002.

We are implementing a compliant ERP software system at the Towers and Fabrication segment as well as at Corporate and expect full and functional implementation will be complete by the second quarter of 2008.  Our most recent acquisition, EMS, is already fully functional on the same ERP system.

As part of the new system implementation, access controls will be limited and will also be supplemented by other compensating controls where necessary. Where possible, we have established compensating controls to mitigate the risk presented by inadequate segregation of duties. In addition, we have realigned certain personnel and security access rights to remediate the control deficiency.

In 2008, we began the process to identify all of our user developed applications and intend to remediate the control deficiencies through controls in the user developed applications themselves or to implement compensating controls.  These efforts, along with the implementation of the new ERP system, which eliminate the user developed applications in critical processes, will continue throughout 2008.  We believe that with the passage of sufficient financial close and reporting cycles to evidence operation on these compensating controls, the control deficiencies will be remediated.

We have engaged outside consultants to help in the documentation of our policies and procedures.  This, along with the addition of sufficient qualified accounting personnel at the corporate and operating levels to spearhead this effort, will help to mitigate this control deficiency.

Part II.                      OTHER INFORMATION

Item 1.                       Legal Proceedings

None.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities during the quarter ended March 31, 2008 have been previously disclosed on Form 8-K.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       Submission of Matters to a Vote of Security Holders

As previously disclosed on our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, during the first quarter of our 2008 fiscal year, we submitted to certain stockholders a proposal to amend our Articles of Incorporation to change our name from Tower Tech Holdings Inc. to Broadwind Energy, Inc. (the “Amendment”). Our Board of Directors unanimously approved the Amendment on December 13, 2007. Pursuant to our Articles of Incorporation and Nevada Revised Statutes (“N.R.S.”) 78.390, the Amendment required approval by stockholders owning a majority of our outstanding shares entitled to vote. On February 5, 2008, pursuant to N.R.S. 78.320, we received written consents for the Amendment from stockholders holding 52,178,365 shares, representing 65.27% of the 79,936,996 outstanding shares of common stock. No votes were cast against the Amendment or withheld, nor were there any abstentions or broker non-votes. For further information regarding this action of stockholders, please see the Definitive Information Statement on Schedule 14C filed by the Company on February 8, 2008.

Item 5.                       Other Information

None.

Item 6.                       Exhibits

See the Exhibit Index following the signature page to this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND ENERGY, INC.

May 15, 2008	By:	/s/ J. Cameron Drecoll
J. Cameron Drecoll
Chief Executive Officer

May 15, 2008	By:	/s/ Matthew J. Gadow
Matthew J. Gadow
Chief Financial Officer

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

Exhibit Number	Exhibit
3.1	Articles of Incorporation—incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed August 11, 2000
3.2	Certificate of Amendment to Articles of Incorporation—incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 10, 2006
3.3	Certificate of Amendment to Articles of Incorporation—incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007
2.1

Amendment No. 1 to the Membership Interest Purchase Agreement dated December 9, 2007 among the Company, Energy Maintenance Service, LLC, Joseph A. Kolbach and the members of Energy Maintenance Service, LLC—incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 14, 2008.

10.1

Amended and Restated Securities Purchase Agreement dated January 3, 2008 by and among the Company, Tontine Capital Partners, L.P., Tontine Partners, L.P., and Tontine 25 Overseas Master Fund, L.P – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 4, 2008.

10.2	Purchase Agreement Addendum effective February 11, 2008 between Brad Foote and BFG Cicero—incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2008
10.3

Assignment and Assumption of Purchase Agreement effective February 11, 2008 between Brad Foote and the Cicero Avenue LLC—incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 21, 2008

10.4	Purchase Agreement effective February 11, 2008 between Brad Foote and BFG Pittsburgh—incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 21, 2008
10.5

Assignment and Assumption of Purchase Agreement effective February 11, 2008 between Brad Foote and the Neville Road LLC—incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 21, 2008

10.6

Twenty-Seventh Amendment to Loan and Security Agreement effective January 31, 2008 among Brad Foote and LaSalle Bank National Association—incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 21, 2008

10.7

Registration Rights Agreement dated January 16, 2008 among the Company, EMS, Inc., Fagen, Inc., Joseph A. Kolbach and Daniel A. Yarano—incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 23, 2008

10.8

Summary of Amendment, effective January 1, 2008, to Employment Agreement dated February 26, 2007 with Raymond L. Brickner III—filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007

31.1	Rule 13a-14(a) Certification of Chief Executive Officer(3)

Exhibit Number	Exhibit
31.2	Rule 13a-14(a) Certification of Chief Financial Officer(3)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer(3)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer(3)

(3)                  Filed herewith.