Form 10-Q
period 2008-06-30
BROADWIND ENERGY, INC.
filed 2008-08-14
CIK 1120370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-31313

BROADWIND ENERGY, INC.

 (Exact name of registrant as specified in its charter)

Delaware	88-0409160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2008, 96,470,415 shares of the registrant’s common stock were outstanding.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

ii

PART I.        FINANCIAL INFORMATION

Item 1.                    Condensed Consolidated Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$81,869	$5,782
Restricted cash	1,000	500
Accounts receivable, net of allowance of $1,275 and $2,983, respectively	31,016	13,541
Inventories, net of allowance of $1,096 and $1,096, respectively	19,232	12,983
Prepaid expenses and other current assets	1,000	1,946
Total current assets	134,117	34,752

Property and equipment, net of accumulated depreciation of $6,957 and $2,476, respectively	86,802	58,890
Goodwill	37,819	27,611
Intangibles, net of accumulated amortization of $6,972 and $1,655, respectively	110,334	84,022
Other noncurrent assets	1,427	543
TOTAL ASSETS	$370,499	$205,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit and notes payable	$6,928	$440
Notes payable to related parties	—	25,000
Current maturities of long-term debt	17,176	12,693
Current portions of long-term capital lease obligations	295	300
Accounts payable	13,643	10,136
Accrued liabilities	9,988	12,457
Unearned revenue	91	97
Customer deposits	13,486	1,326
Total current liabilities	61,607	62,449
Long-term debt, net of current maturities	21,921	17,620
Capital lease obligations, net of current portions	2,165	686
Interest rate swaps	377	388
Deferred income taxes	3,542	139
Total liabilities	89,612	81,282

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 and 100,000,000 shares authorized, respectively; 96,470,415 and 76,260,912 shares issued and outstanding, respectively	96	76
Additional paid-in capital	296,127	133,033
Accumulated deficit	(15,336)	(9,877)
Interest in variable interest entity	—	1,304
Total stockholders’ equity	280,887	124,536
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$370,499	$205,818

BROADWIND ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$40,830	$2,643	$75,994	$4,862
Cost of sales	30,739	1,527	57,893	3,050
Gross profit	10,091	1,116	18,101	1,812

Operating costs and expenses:
Selling, general and administrative expenses	8,995	751	16,365	1,211
Amortization of intangible assets	2,738	—	5,317	—
Total operating costs and expenses	11,733	751	21,682	1,211
Operating income (loss)	(1,642)	365	(3,581)	601

Other income (expense):
Interest expense, net	(794)	114	(2,011)	59
Other, net	475	—	376	—
Total other income (expense), net	(319)	114	(1,635)	59
Income (loss) before provision for income taxes	(1,961)	479	(5,216)	660
Provision for income taxes	12	—	200	—
Net income (loss)	$(1,973)	$479	$(5,416)	$660

Net income (loss) per common share - basic and diluted	$(0.02)	$0.01	$(0.07)	$0.02
Weighted average common shares outstanding - basic and diluted	86,821,984	47,724,464	83,255,004	43,584,476

BROADWIND ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(in thousands)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(5,416)	$660

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	4,481	198
Amortization of intangible assets	5,317	191
Change in valuation of interest rate swap	(11)	—
Deferred income taxes	200	—
Stock issued for marketing costs	—	240
Stock-based compensation expense	784	—
Loss on disposal of assets	22	—
Allowance for doubtful accounts	(1,708)	—

Changes in operating assets and liabilities:
Accounts receivable	(10,472)	(1,784)
Inventories, net	(5,753)	(91)
Prepaids and other accounts receivable	1,101	(512)
Other non-current assets	(865)	(2)
Accounts payable	(2,554)	(1,055)
Accrued liabilities	(3,709)	(1,013)
Customer deposits	12,160	1,664
Unearned revenue	(11)	—
Net cash used in operating activities	(6,434)	(1,504)

Cash flows from investing activity:
Cash paid for acquisitions, net of cash received	(24,955)	—
Purchases of property and equipment	(20,465)	(1,778)
Increase in related party receivable	—	(34)
Increase (decrease) in restricted cash	(500)	(500)
Net cash used in investing activities	(45,920)	(2,312)

Cash flows from financing activities:
Proceeds from the issuance of common stock	117,725	15,400
Payment of lines of credit	(1,000)	(3,512)
Payments on related party notes payable	(1,365)	—
Increase in notes payable and lines of credit	5,942
Payments on notes payable and lines of credit	(315)	—
Proceeds from long-term debt	8,893	—
Payments on long-term debt	(70)	(527)
Principal payments on capital leases	(1,488)	—
Issuance of restricted stock grants	119	—
Refund of bond issuance fees	—	11
Net cash provided by financing activities	128,441	11,372
Net increase in cash	76,087	8,353
Cash at beginning of period	5,782	125

Cash at end of period	$81,869	$8,478

Non-cash disclosure information:
Accounts payable incurred for the purchase of equipment	$4,518
Common stock issued for acquisitions	$19,821
Non-cash purchase accounting allocation changes	$2,758

BROADWIND ENERGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and in thousands, except share and per share data)

Note 1 — Nature of business and summary of significant accounting policies

The accompanying unaudited condensed consolidated financial information has been prepared by Broadwind Energy, Inc., a Delaware corporation (“Broadwind”), and its subsidiaries (also referred to as “we,” “us,” “our,” or the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, it does not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The December 31, 2007 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Broadwind became a public company in February 2006, after a reverse shell transaction with Blackfoot Enterprises, Inc. which was incorporated in Nevada in 1996.  From the time following the reverse shell transaction through February 2008, we were known as Tower Tech Holdings Inc.  On February 28, 2008, we changed our name to Broadwind Energy, Inc., and on June 20, 2008, Broadwind changed its state of incorporation from Nevada to Delaware.  Our principal executive office is located at 47 East Chicago Avenue, Suite 332, Naperville, IL 60540. Our phone number is (630) 637-0315 and our website address is www.broadwindenergy.com.

Our business is dedicated to the production and servicing of components for energy and infrastructure-related industries. We are primarily focused on manufacturing components for the wind industry, including: tower support structures through our Tower Tech Systems, Inc. (“Tower Tech”) subsidiary; mining and other heavy equipment through our R.B.A. Inc. (“RBA”) subsidiary; gearing systems through our Brad Foote Gear Works, Inc. (“Brad Foote”) subsidiary; construction, operations, support, maintenance, and component repairs for wind turbines through our Energy Maintenance Service, LLC (“EMS”) subsidiary; and transportation services through our Badger Transport, Inc. (“Badger”) subsidiary.

Manitowoc, Wisconsin serves as the main location of the manufacturing facilities for our Tower Tech and RBA subsidiaries.  RBA also operates in a second facility located in Clintonville, Wisconsin, which was established during the second quarter of 2008.  Our Brad Foote subsidiary has manufacturing and administrative facilities in Cicero, Illinois and Neville Island, Pennsylvania. Our EMS subsidiary is headquartered in Gary, South Dakota and established a service hub facility in Abilene, Texas during the second quarter of 2008.  Badger is headquartered in Clintonville, Wisconsin with equipment dispatched throughout the United States.

During the second quarter of 2008, the Company completed transactions resulting in the sale of an aggregate of $100,500 worth of its common stock at $7.96 per share, of which $500, or 62,814 shares, were purchased by a member of the Company’s Board of Directors and an aggregate of $100,000 worth, or 12,562,814 shares, were purchased by Tontine Capital Partners, L.P. (“TCP”), Tontine Partners, L.P. (“TP”), Tontine Overseas Fund, Ltd. (“TOF”) and Tontine 25 Overseas Master Fund L.P. (“T25”, and collectively with Tontine Capital Overseas Master Fund, L.P. (“TMF”), TCP, TP and TMF, “Tontine”).  Thomas Weisel Partners issued a fairness opinion in connection with the Tontine parties’ investment.

On June 4, 2008, the Company acquired all of the outstanding capital stock of Badger for total purchase price of $11,811, excluding acquisition costs.  The purchase price consisted of $5,811 of cash and 581,959 unregistered shares of Broadwind common stock at a price per share of $10.31, which represented the average closing price of Broadwind common stock for the thirty trading days preceding execution of the Badger acquisition agreement.  The Company entered into a registration rights agreement with the former owner of Badger that provides the former owner with limited piggyback registration rights.  The Company financed the cash portion of the acquisition with cash on hand.

The Company held its Annual Meeting of Stockholders on June 20, 2008 in Naperville, Illinois.  At the Annual Meeting, the Company’s stockholders approved the Broadwind Energy, Inc. 2007 Equity Incentive Plan (“EIP”); elected six incumbent director nominees to the Company’s Board of Directors for one year terms; approved the reincorporation of the Company from the State of Nevada to the State of Delaware; approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of common shares from 100,000,000 to 150,000,000; and ratified the selection of Grant Thornton LLP as the Company’s independent registered public accounting firm for 2008.

Significant accounting policies disclosed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 remain applicable at June 30, 2008, with the exception of the following:

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Tower Tech, RBA, Brad Foote, EMS, and Badger. RBA and Brad Foote were acquired by the Company on October 1, 2007 and October 19, 2007, respectively. EMS and Badger were acquired by the Company on January 16, 2008 and June 4, 2008, respectively.  The financial position and results of operations of these subsidiaries are included in the Company’s consolidated financial statements from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable, collectability is reasonably assured, and delivery has occurred per the contract terms. Customer deposits and other receipts are deferred and recognized when earned.

Segment reporting

As of June 30, 2008, Broadwind operates and manages two reporting segments:  Products and Components; and Service, Transportation and Maintenance. Initially, the Company created a Service and Maintenance segment in January 2008 when it acquired EMS.  In connection with the June 2008 acquisition of Badger, a transportation services company, we added a transportation component to this segment and created the Service, Transportation and Maintenance segment.  For the three and six months ended June 30, 2007, the Company operated as a single segment, Towers & Fabrication, as the Company’s only subsidiary in existence as of June 30, 2007 was its Tower Tech subsidiary.  The Towers & Fabrication segment is now part of the Products and Components segment, which also includes the Company’s previously reported Gearing Systems segment.  Refer to Note 18 for summarized financial information of the Company’s segments.

Reclassification

Certain reclassifications have been made in the prior periods financial statements to conform to current period presentation.

Effect of recently issued accounting standards

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

In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which delayed the effective date by which companies must adopt the provisions of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations, or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted.  SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the first reporting period beginning on or after December 15, 2008.

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

Note 2 — Inventories

The components of inventories as of June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
Raw materials	$11,538	$4,230
Work-in-process	8,195	8,976
Finished goods	595	873
	20,328	14,079
Less: Reserve for excess and obsolete inventories	(1,096)	(1,096)
Net inventories	$19,232	$12,983

Note 3 — Acquisitions

Badger Transport, Inc.

On June 4, 2008, the Company acquired all of the outstanding shares of Badger for aggregate purchase price of $11,811 exclusive of $125 of transaction-related acquisition costs.  The purchase price consisted of $5,811 of cash and 581,959 unregistered shares of Broadwind common stock at a price per share of $10.31.  The Company entered into a registration rights agreement with the former owner of Badger that provides the former owner with limited piggyback registration rights.  The Company financed the cash portion of the acquisition with cash on hand.

The following table summarizes the estimated fair values of the Badger assets acquired and liabilities assumed on the date of the acquisition:

Current assets	$1,387
Property and equipment	6,619
Other assets	299
Trade name	310
Non-compete agreement	1,370
Customer relationships	3,440
Goodwill	8,201
Total assets acquired	21,626
Current liabilities	(1,640)
Capital lease obligations	(4,281)
Long-term debt	(568)
Deferred tax liability	(3,201)
Total liabilities assumed	(9,690)
Net assets acquired	$11,936

The Company may adjust goodwill as necessary as it finalizes purchase price allocations for acquisitions.  Typical adjustments include outstanding professional fees and fixed asset valuations.  None of the goodwill associated with the purchase of Badger is expected to be deductible for income tax purposes.

In connection with the Badger acquisition, the Company was required to fund approximately $4,500 of equipment purchases that Badger had on order for expansion.  The Company has funded $3,933 of this commitment as of August 11, 2008.

Energy Maintenance Service, LLC

As disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, on January 16, 2008, the Company acquired all of the outstanding membership interests in EMS, a South Dakota based company engaged in the sale, installation, and repair of wind-powered electric generators. The aggregate consideration paid was $32,772, which included 1,629,834 shares of the Company’s common stock at a price per share of $8.48 and $522 of transaction-related acquisition costs.  The cash portion of the purchase price was financed by a private placement of Company common stock, as described in Note 10 below.

The following table summarizes the estimated fair values of the EMS assets acquired and liabilities assumed on the date of the acquisition:

Current assets	$4,712
Property and equipment	1,549
Trade name	1,790
Customer relationships	24,700
Goodwill	4,547
Total assets acquired	37,298
Current liabilities	(3,556)
Long-term liabilities	(970)
Total liabilities assumed	(4,526)
Net assets acquired	$32,772

The Company may adjust goodwill as necessary as it finalizes purchase price allocations for acquisitions. Typical adjustments include outstanding professional fees and fixed asset valuations. Goodwill of $4,025, and other intangibles of $26,490 are expected to be deductible for income tax purposes over 15 years.

The Company does not have any contingent payments or commitments in relation to the acquisition of EMS, with the exception of certain stock options that were awarded as a result of the acquisition. Stock options are a share-based compensation expense and are subject to accounting treatment under SFAS No. 123(R) as discussed in Note 11.

Brad Foote Gear Works, Inc.

As disclosed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, on October 19, 2007, the Company acquired all of the outstanding capital stock of Brad Foote, an Illinois-based manufacturer of gearing systems for the wind turbine, oil and gas and energy-related industries. The aggregate consideration paid in connection with the Brad Foote acquisition, which included cash and unregistered shares of the Company’s common stock, was $133,179.

Pro Forma Financial Information

The following table represents the consolidated financial information for the Company on a pro forma basis, assuming the acquisitions of EMS, Brad Foote, and Badger had each occurred as of January 1, 2007. The Company is not including the pro-forma effect of RBA because the impact is not material to its results of operations for the three and six-month periods ended June 30, 2008 or 2007. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisitions and expected to have a continuing impact on the consolidated results. These items include adjustments to increase depreciation related to the stepped-up basis in machinery and equipment, adjust inventory to fair market value, record amortization of intangible assets, increase interest expense for certain long-term notes payable, and reclassify certain items to conform to the Company’s financial reporting presentation.

The table sets forth unaudited financial information, and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the dates indicated or that may be achieved in the future.

	Six Months Ended June 30,
	2008				2007
		Pro-forma				Pro-forma
	As reported	adjustments		Pro-forma	As reported	adjustments		Pro-forma
Revenues	$75,994	$4,646	(1)	$80,640	$4,862	$53,495	(3)	$58,357
Net income (loss)	$(5,416)	(1,060	)(2)	$(6,476)	$660	$6,052	(4)	$6,712
Earnings (loss) per share
Basic and diluted	$(0.07)	$(0.01)		$(0.08)	$0.02	$0.13		$0.15

(1)                  Represents revenue of EMS and Badger for the period from January 1, 2008 through the respective acquisition dates.

(2)                  Represents net loss of EMS and Badger for the period from January 1, 2008 through the respective acquisition dates. Adjustments to net loss include increases to depreciation related to the increase in fair market value of machinery and equipment to fair value, amortization of acquired intangible assets, and adjustments to interest income and interest expense relating to the Company’s assumption of certain short and long-term borrowings of EMS and Badger.

(3)                  Represents revenue of EMS, Brad Foote, and Badger for the period from January 1, 2007 through June 30, 2007.

(4)                  Represents net income of EMS, Brad Foote, and Badger for the period from January 1, 2007 through June 30, 2007. Adjustments to net income include increases to depreciation related to the stepped up basis in machinery and equipment to fair value, increases in cost of goods sold due to increasing inventory to fair market value, amortization of acquired intangible assets, and adjustments to interest income and interest expense relating to the Company’s assumption of certain short- and long-term borrowings of EMS, Brad Foote and Badger.

Pro-forma tables illustrate results which are unaudited and are based on an acquired company’s history.  As a result, pro-forma results shown above are subject to adjustment upon audits and other financially qualitative studies done by the Company.

Note 4 — Goodwill and intangible assets

The changes in the gross carrying amount of intangible assets for the six months ended June 30, 2008, were as follows:

	Trade names	Customer relationships	Non-Compete	Total
Balance as of December 31, 2007	$8,119	$77,558	$—	$85,677
EMS acquisition	1,790	24,700	—	26,490
Badger acquisition	310	3,440	1,370	5,120
Adjustments	10	9	—	19
Balance as of June 30, 2008	$10,229	$105,707	$1,370	$117,306

Intangible assets subject to amortization are as follows as of June 30, 2008:

Intangible	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	19.37	$10,229	$(409)	$9,820
Customer relationships	9.84	105,707	(6,549)	99,158
Noncompete Agreements	2.92	1,370	(14)	1,356
Total		$117,306	$(6,972)	$110,334

Amortization expense on trademarks, customer relationships and non-compete agreements, which is being recorded ratably over the estimated life of the related intangible assets, was $2,738 and $5,317, respectively, for the three and six months ended June 30, 2008. There was no such amortization expense for the three and six months ended June 30, 2007 as the underlying intangible assets were acquired subsequent to June 30, 2007.

The changes in the carrying amount of goodwill for the six months ended June 30, 2008, were as follows:

Balance as of December 31, 2007	$27,611
EMS acquisition	4,547
Badger acquisition	8,201
Adjustments (1)	(2,540)
Balance as of June 30, 2008	$37,819

(1) Comprised of purchase price allocation adjustments recorded in connection with the Company’s acquisition of Brad Foote in the fourth quarter of 2007. The adjustments were to adjust certain machinery and equipment to fair value and record additional acquisition-related costs. The Company may adjust goodwill as necessary as it finalizes purchase price allocations for acquisitions.  Typical adjustments include outstanding professional fees and fixed asset valuations

The Company will review goodwill and other intangible assets for impairment annually, or more frequently, if circumstances indicate that the assets’ carrying amount may not be recovered. As of June 30, 2008, no such circumstances existed, and, accordingly, no impairment expense was recorded.

Note 5 — Accrued liabilities

Accrued liabilities at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Accrued operating expenditures	$5,357	$4,217
Reimbursements due under Brad Foote purchase agreement	1,519	5,171
Accrued payroll, employee benefits, and related taxes	2,524	1,894
Accrued rent	440	492
Accrued interest	23	560
Other	125	123
Total accrued liabilities	$9,988	$12,457

Note 6 — Lines of credit and notes payable

Lines of credit and notes payable at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Third party
Line of credit (Libor + 1.75%)	$6,125	$—
Line of credit (8.50%)	468	—
Note payable (Prime + 0.50%)	84	—
Note payable (7.49%)	251
Bank note (6.85%)	—	440
Total third party lines of credit and notes payable	6,928	440

Related party
9.5% related party note, subject to conversion	—	25,000
Total related party notes payable	—	25,000
Total lines of credit and notes payable	$6,928	$25,440

On April 24, 2008, TMF, TP, and TOF each converted the full original principal amount of their respective 9.5% related party notes into shares of Company common stock. Upon conversion, an aggregate of 3,333,332 shares of the Company’s common stock were issued to TMF, TP and TOF.  Interest that had accumulated in the aggregate amount of $1,223 on the notes as of the conversation date was paid by the Company to TMF, TP, and TOF with cash.

In connection with its acquisition of EMS, on January 16, 2008 the Company issued a related-party note to Joseph A. Kolbach, a former member of EMS who remains employed by the Company as the president of EMS. The note was in the amount of $1,365 and related to a limited liability company tax payment.  In May 2008, the Company paid the note in full.

Note 7 — Long-term debt

Long-term debt at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
2007 equipment line note, due 2013	$8,877	$5,947
Revolving note, due 2008	8,500	7,887
2006 equipment line note, due 2012	8,433	9,533
2006 term note, due 2011	4,081	4,871
2008 term note, due 2013	1,902	2,075
5.65% fixed rate loan, due 2013	1,573	—
Fixed rate notes 4.75% to 17.00%, due 2008 to 2012	3,415	—
Variable rate loan (prime plus 1.50%), due 2008	1,491	—
Variable rate loan (prime plus 1.50%), due 2013	425	—
6.85% fixed rate loan, due 2012	400	—
Total long-term debt	39,097	30,313
Less current maturities	(17,176)	(12,693)
Total long-term debt, less current maturities	$21,921	$17,620

Maturities of long-term debt for each of the five years following June 30, 2008 are as follows:

Period	Principal amount of long-term debt
2008 (remaining 6 months)	$13,587
2009	7,193
2010	7,235
2011	5,631
2012	3,459
2013	1,693
Thereafter	299
Total	$39,097

The Company was in compliance with all debt covenants as of June 30, 2008, with the exception of a debt coverage ratio related to an EMS note in the amount of $1,491 at June 30, 2008.  On August 8, 2008, the Company refinanced the note and received notice and a one-time waiver for the covenant violation from its lender.

Note 8 — Interest rate swaps

In 2007, the Company entered into two interest rate swap agreements to minimize the impact of interest rate fluctuations on its debt. Interest rate swap agreements involve exchanges of fixed or floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts.  Under the provisions of SFAS No. 133, all derivatives are measured at fair value and recognized as either assets or liabilities in the Company’s balance sheet. The accounting for changes in the fair value of a derivative is dependent upon the use of the derivative and its resulting designation. Unless specific hedge accounting criteria are met, changes in fair value must be recognized currently in earnings. The Company’s interest rate swaps do not qualify for hedge accounting under SFAS No. 133. Therefore, the Company is required to recognize the swap at its fair market value and record the fluctuations in the fair value of the swap in current earnings. The unrealized gain related to these fluctuations was approximately $241 and $11 for the three and six-month ended June 30, 2008, respectively, and is recognized within interest expense, net. The fair market value of the interest rate swaps of $377 and $388 is recorded as a long-term liability as of June 30, 2008 and December 31, 2007, respectively.

Note 9 — Capital leases

The Company leases equipment from various financing companies under capital leases with terms that extend to 2012. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases, and accordingly, they are recorded in the Company’s assets and liabilities. Amortization of the capital leases has been included in depreciation expense. The following is an analysis of the leased assets included in property and equipment as of June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
Machinery and equipment	$3,732	$1,589
Less accumulated depreciation	(150)	(25)
Net machinery and equipment	$3,582	$1,564

Gross capital lease assets obtained through the acquisition of Badger was $5,769.

Future minimum rental payments due under capitalized leases:

Period Ending
2008 (remaining 6 months)	$656
2009	1,122
2010	453
2011	360
2012	194
2013	75
Thereafter	—
Total minimum lease payments	2,860
Less: amounts representing interest	(400)
Present value of future minimum lease payments	2,460
Less: current portion	(295)
Capital lease obligation, noncurrent	$2,165

Note 10 — Stockholders’ equity

On January 16, 2008, to finance the cash portion of the EMS acquisition, the Company sold an aggregate of 2,031,250 shares of unregistered common stock in a private placement to TP and T25 at $8.48 per share for a total purchase price of $17,225, pursuant to a previously disclosed Amended and Restated Securities Purchase Agreement with TCP, TP and T25.

In connection with the acquisition of EMS, on January 16, 2008, the Company issued 1,629,834 shares of unregistered common stock to the members of EMS, calculated at $8.48 per share, for total stock consideration of $13,821.  Upon consummation of the Company’s acquisition of EMS, 7,500 shares of restricted stock previously granted to certain Company executives vested; another 7,500 restricted shares remain unvested, and have a vesting date of January 16, 2009.

In the second quarter of 2008, the Company completed transactions resulting in the sale of an aggregate of $100,500 worth of its unregistered common stock, of which $500, or 62,814 shares, was purchased by a member of the Company’s Board of Directors at a price of $7.96 per share and an aggregate of $100,000 worth, or 12,562,814 shares, was purchased by TCP, TP, TOF, and T25 at a price of $7.96 per share.  Thomas Weisel Partners issued a fairness opinion in connection with the Tontine parties’ investment.

On April 24, 2008, TMF, TP, and TOF each converted the full original principal amount of their respective 9.5% related party notes into shares of Company common stock.  Upon conversion, an aggregate of 3,333,332 shares of the Company’s common stock were issued to TMF, TP and TOF.

On June 4, 2008, the Company acquired all of the outstanding capital stock of Badger for total purchase price of $11,881, exclusive of transaction-related acquisition costs.  A portion of the purchase price consisted of 581,959 unregistered shares of Broadwind’s common stock at a price per share of $10.31.

Note 11 — Stock-based compensation

The Company grants incentive stock options and other equity awards pursuant to the EIP which was approved by the Company’s Board of Directors in October 2007 and by the Company’s stockholders in June of 2008. On August 8, 2008, the Company’s Board of Directors approved certain non-material amendments to the EIP that clarify the terms and conditions of restricted stock grants under the EIP and provide that the administrator of the EIP has the authority to effect future amendments to the plan. The EIP reserves 3,500,000 shares of common stock for grants to officers, directors, and other key employees.  Total stock-based compensation expense included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2008 is $403 and $784, respectively. There was no stock-based compensation expense for the three and six months ended June 30, 2007.  There were 2,042,000 shares available for grant under the EIP as of June 30, 2008.

Stock Options

Compensation expense for incentive stock option grants is recognized over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. As of June 30, 2008, the Company had $7,340 of unrecognized compensation expense related to the outstanding stock options, which will be recognized over a weighted-average period of 4.75 years.

The fair value of each stock option grant was estimated as of the date of the grant using the Black-Scholes pricing model. The resulting compensation expense is amortized on a straight line basis over the vesting period of the grant. The expected term of stock options granted is determined utilizing a public company proxy with similar grants because the Company does not have sufficient stock option exercise history from its employees. Likewise, as the Company has only limited public trading history, the expected volatility rate used is also determined from a public company proxy in the same industry and business operations as the Company. The risk-free interest rate is based on US Treasury yield curve in effect at the time of the grant. A summary of these assumptions is included in the table below.

Six months ended June 30, 2008
Dividend yield	0.00%
Expected volatility	60.00%
Risk-free interest rate	2.20% - 4.24%
Expected term (in years)	3 - 5 years
Weighted-average fair value of options granted	$5.61
Forfeiture rate	0%

A summary of stock option activity as of June 30, 2008, and changes during the period then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Options Outstanding at January 1, 2008	950,000	$7.92	9.56
Options Granted	533,000	$15.00	9.67
Options Exercised	—	$—	—
Options Forfeited	(40,000)	$10.90	10.00
Options Outstanding at June 30, 2008	1,443,000	$10.45	9.60

Options Exercisable at June 30, 2008	—	$—	—

The following table summarizes share-based compensation expense related to share-based awards subject to SFAS No. 123(R) recognized during the periods indicated:

	Six months ended June 30,
	2008	2007
Share-based compensation expense included in consolidated statement of operations:
Selling, general, and administrative	$784	$—
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net income (loss)	$(784)	$—
Decrease in basic income (loss) per share	$—	$—
Decrease in diluted income (loss) per share	$—	$—

Aggregate intrinsic value of options outstanding as of June 30, 2008 was $12,823.

(1)          Income tax benefit is not illustrated because the Company is currently operating at a loss and actual income tax benefit will not be realized in the six month period ended June 30, 2008.  The result of the loss situation creates a timing difference, resulting in a deferred tax asset.

Restricted Stock

The EIP permits the Company to award restricted stock and restricted stock units subject to risks of forfeiture or vesting.  In the fourth quarter of 2007, the Company granted restricted stock units to three executives, with vesting of half of the shares based on completion of the Company’s EMS acquisition and time-based vesting for the remaining half of the shares. The Company fully recognizes compensation expense on vested restricted shares that have been granted and recognizes compensation expense pro-rata on unvested shares over the life of the vesting period.  The fair value of the vested and unvested shares is calculated by multiplying the number of shares by the weighted average price on the grant date.  For the six months ended June 30, 2008, the Company had $37 of stock-based compensation expense related to non-vested awards.

Restricted stock activity is summarized for the six months ended June 30, 2008

	Number of Shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted Stock Units Outstanding, December 31, 2007	15,000	$10.90
Restricted Stock Units Granted	—	—
Restricted Stock Units Vested	7,500	10.90
Restricted Stock Units Cancelled	—	—
Restricted Stock Units Outstanding June 30, 2008	7,500	10.90

Total fair value of vested shares was $82 as of June 30, 2008.

Note 12 — Income taxes

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

The Company adopted the provision of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustments in the liability for unrecognized income tax benefits.  There have been no significant changes in unrecognized income tax benefits during the first two quarters of 2008.

The Company recognizes interest and penalties related to uncertain tax position in income tax expense.  As of June 30, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal and state jurisdictions.  As of June 30, 2008, open tax years in the federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carry forwards.  No changes in settled tax years have occurred through June, 2008.  The Company does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next 12 months.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income (loss) before provision for income taxes	$(1,961)	$479	$(5,216)	$660
Provision for income taxes	12	—	200	—
Net Income	$(1,973)	$479	$(5,416)	$660

Effective tax rates differ from federal statutory income tax rates primarily due to change in valuation allowance and provisions for state and local income taxes.  Consistent with 2006 and 2007, the Company continues to maintain a full valuation allowance against net deferred tax assets exclusive of deferred tax liabilities associated with indefinite-lived assets.  As of June 30, 2008, after valuation allowance, the Company has a net deferred tax liability of $3,542 related entirely to temporary differences in indefinite-lived assets. These indefinite-lived assets consist of tax deductible goodwill from recent business acquisitions.  The income tax expense for the three and six months ended June 30, 2008 of $12 and $200, respectively relates to the current quarter temporary differences in these indefinite-lived assets.

Note 13 — Employee benefit plans

On October 19, 2007, the Company began sponsoring a defined contribution savings plan for Brad Foote and Tower Tech that allows substantially all Brad Foote and Tower Tech employees to contribute a portion of their pre-tax and/or after-tax income up to statutory limits. The plan requires the Company to match 50% of the participants’ contributions up to 4% of the participants’ compensation.  The Company recognized $85 of matching expense during the six months ended June 30, 2008 related to the Brad Foote and Tower Tech plans.

Effective as of the date of the acquisition of RBA, the Company sponsors a defined contribution savings plan that allows RBA employees to contribute a portion of their pre-tax and/or after-tax income up to statutory limits. The plan requires the Company to match 100% of the participants’ contributions up to 3% of the participants’ compensation.  RBA recognized $18 of matching expense during the six months ended June 30, 2008.

Effective as of the date of the acquisition of EMS, the Company sponsors a defined contribution savings plan covering substantially all EMS employees. The Company can provide a discretionary match and/or profit sharing contribution each year.  EMS recognized $0 of matching expense during the six months ended June 30, 2008.

Effective as of the date of the acquisition of Badger, the Company sponsors a defined contribution savings plan covering substantially all Badger employees. The plan requires the Company to match 100% of the participants’ contributions up to 3% and an additional 50% up to 5% of the participants’ compensation.  Badger recognized $4 of matching expense since the acquisition date.

On October 24, 2007, the Company adopted its 2007 Deferred Compensation Plan, which provides incentives and rewards to certain key employees and non-employee directors of the Company who are selected by the Board of Directors to participate. As of June 30, 2008 and December 31, 2007, the Company had accrued $141 and $0, respectively, for amounts due under this plan.

As part of the collective bargaining agreement at Brad Foote, the Company maintains a life insurance policy for each member of the collective bargaining group who has retired.  For 2008, the collective premiums on the policy were less than $1.

In addition to the plans described, the Company participates in certain customary employee benefit plans, including those which provide health and life insurance benefits to employees.

Note 14 — Operating leases — related party

During 2007, the Company amended one of the operating leases under which the Company leases manufacturing and office space for its Products and Components segment from City Centre, LLC. In addition, the Company assumed a lease between RBA and City Centre, LLC upon its acquisition of RBA. City Centre, LLC is a limited liability company owned in part by two former directors of the Company, one of whom was also the Company’s former president, and each of whom were affiliates during 2007 and a portion of 2008. Neither of these individuals currently hold any position within the Company. The leases call for monthly rents of $42 and $8, and expire on December 31, 2014 and July 31, 2017, respectively. The lease ending December 31, 2014 grants the Company five options to renew, each for a five-year renewal term that begins at the end of the lease period just ended. The lease ending July 31, 2017 grants the Company two options to renew, each for a five-year renewal term that begins at the end of the lease period just ended.

In 2007, the Company entered into a 15-year lease with City Centre, LLC for a third building utilized for its Tower Tech and RBA operating facilities.  The lease period commenced in June 2008 with a monthly payment due of $19.

The Company’s Service, Transportation and Maintenance segment leases its primary administrative offices, a machine shop, a residential property, and storage facilities from a former member of EMS, who remains employed by the Company as the president of EMS. The agreement contains a one year lease term expiring on December 31, 2008 and requires a monthly payment of $10.

The president of EMS, through a separate entity, owns residential real estate for investment purposes, which is typically rented to third parties. Occasionally, the Company will enter into short-term lease agreements to rent apartments from this entity for use by Company personnel.  Rents approximate market rates and are recorded as rent expense in the Company’s statements of operations.

In April 2008, EMS purchased its Howard West facility from the former majority owner of EMS and its current president, and concurrently terminated its lease agreement, which required a monthly payment of $5. The future minimum lease payments associated with this lease have been excluded from the following table due to this subsequent purchase.

Following is a schedule of future minimum rental payments required under the related-party leases as of June 30, 2008:

Minimum payments on
Period Ending:	operating lease obligations
2008 (remaining 6 months)	$477
2009	831
2010	831
2011	831
2012	831
2013	831
Thereafter	2,964
Total minimum required lease payments	$7,596

Related party rent expense for the three and six months ended June 30, 2008 and 2007 was $196 and $100, respectively, versus $379 and $200, respectively, for the corresponding periods in 2007.

Note 15 — Operating leases — third party

The Company leases various property, equipment and buildings under lease agreements of varying terms extending to 2012. Rental expense attributed to third party operating leases for the three and six months ended June 30, 2008 was $326 and $674, respectively.

Following is a schedule of future minimum rental payments required under the leases as of June 30, 2008:

Minimum payments on
Period Ending:	operating lease obligations
2008 (remaining 6 months)	$660
2009	1,295
2010	1,306
2011	1,323
2012	1,340
2013	1,223
Thereafter	4,493
Total minimum required lease payments	$11,640

Note 16 — Other related party transactions

Interest expense of $592 and $754 was incurred and paid on stockholder and related party notes during the three and six months ended June 30, 2008, respectively.

At June 30, 2008, and December 31, 2007, $282 and $282, respectively, relating to amounts due from stockholders is included within other current assets on the consolidated balance sheets. These amounts were paid by the Company on behalf of four stockholders in connection with the March 2007 sale of stock by each of the stockholders.

During the second quarter of 2008, the Company completed transactions resulting in the sale of an aggregate of $100,500 worth of its unregistered common stock, of which $500, or 62,814 shares, was purchased by a member of the Company’s Board of Directors at a price of $7.96 per share and an aggregate of $100,000 worth, or 12,562,814 shares, were purchased by TP, TCP, TOF, and T25 at a price of $7.96 per share.  Thomas Weisel Partners issued a fairness opinion in connection with the Tontine parties’ investment.

Note 17 — Commitments and contingencies

Customer disputes

The Company is involved in a pricing dispute with one of its customers with total disputed amounts approximating $1,760 as of June 30, 2008.  The Company has provided in its allowance for uncollectible accounts the portion of the disputed amounts due that management estimates may be uncollectible.

Purchase commitments

The Company’s Brad Foote subsidiary has a purchase contract with a foreign vendor with total commitments outstanding of $19,367 with expected shipment through 2009.  During the three and six months ended June 30, 2008, the Company recorded net foreign currency losses in the statement of operations of $127 and $317, respectively, due to the decline in the value of the U.S. Dollar relative to the Euro.  This commitment price was converted from Euros to U.S. dollars during the quarter ended June 30, 2008, and no further foreign currency exposure exists with regard to this commitment.  Below is a summary of the estimated future amounts due on this commitment.

Period
For the remaining six months of the year ended:	2008	$14,388
For the year ended:	2009	4,979
	Total commitment	$19,367

Tower Tech has issued commitments for land, buildings, raw steel, and equipment associated with the expansion of the subsidiary’s operations to South Dakota and Texas.  As of June 30, 2008, Tower Tech had issued $29,458 worth of purchase commitment to vendors.

 Other

The Company is also subject to legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the consolidated financial statements.

The Company does not have any contingent payments or commitments in relation to the acquisition of EMS, with the exception of certain stock options that were awarded as a result of the acquisition.  Stock options are a share-based compensation expense and are subject to accounting treatment under SFAS No. 123(R).

In connection with the Badger acquisition, the Company was required to fund approximately $4,500 of equipment purchases that Badger had on order for expansion.  The Company has funded $3,933 of this commitment as of August 11, 2008.

Note 18 — Segment information

During the second quarter of 2008, management changed the Company’s reportable segments to reflect changes in the management reporting structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. The revised reporting structure includes two segments: “Products and Components” and “Service, Transportation and Maintenance.” The Company’s segments and their product and service offerings are summarized below:

Products and Components

This segment’s products include the manufacturing of components for the wind industry, including: tower support structures; mining and other heavy equipment; and gearing systems.  The Products and Components segment combines previously reported segments of Towers and Fabrication and Gearing Systems.

Service, Transportation and Maintenance

The Service, Transportation and Maintenance segment was established upon acquisition of EMS in January 2008 and was supplemented by the Badger acquisition during the second quarter of 2008.  This segment includes construction, operations, support, maintenance, and component repairs for wind turbines and transportation services.

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

Below is a summary of segment operations for the three and six months ended June 30, 2008 and 2007. For the three and six months ended June, 2007, the Company operated as a single segment as the Company’s only subsidiary in existence as of June 30, 2007 was its Tower Tech subsidiary.

		Service,
	Products &	Transportation &
	Components	Maintenance	Other	Total
For the three months ended June 30, 2008
Revenues from external customers	$34,042	$6,788	$—	$40,830
Cost of sales	27,228	3,511	—	30,739
Gross profit	6,814	3,277	—	10,091
Net income (loss)	1,914	(508)	(3,379)	(1,973)

		Service,
	Products &	Transportation &
	Components	Maintenance	Other	Total
For the six months ended June 30, 2008
Revenues from external customers	$64,290	$11,704	$—	$75,994
Cost of sales	51,748	6,145	—	57,893
Gross profit	12,542	5,559	--	18,101
Net income (loss)	1,776	(824)	(6,368)	(5,416)

Note 19 — Earnings per share

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic earnings per share calculation:

Net income (loss) to common stockholders	$(1,973)	$479	$(5,416)	$660
Weighted average of common shares outstanding	86,821,984	47,724,464	83,255,004	43,584,476
Basic net income (loss) per share	$(0.02)	$0.01	$(0.07)	$0.02

Diluted earnings per share calculation:
Net income (loss) to common stockholders	$(1,973)	$479	$(5,416)	$660
Weighted average of common shares outstanding	86,821,984	47,724,464	83,255,004	43,584,476
Stock options (1)	—	—	—	—
Diluted weighted average of common shares outstanding	86,821,984	47,724,464	83,255,004	43,584,476
Diluted net income (loss) per share	$(0.02)	$0.01	$(0.07)	$0.02

(1)          The options granted and outstanding have not vested as of June 30, 2008 and would be anti-dilutive given the Company’s net loss. The options have therefore been excluded from diluted earnings per share.

Note 20 — Disclosures about fair values of financial instruments

The estimated fair values of the Company’s financial instruments are as follows for the dates indicated:

	June 30, 2008		December 31, 2007
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
ASSETS:
Cash and cash equivalents	$81,869	$81,869	$5,782	$5,782
Prepaid expenses and other current assets	533	533	1,946	1,946

LIABILITIES:
Capital lease obligations, including current maturities	2,460	2,620	986	1,028
Long-term debt, including current maturities	46,025	43,951	55,754	56,731
Interest rate swaps	377	377	388	388

Trade receivables and payables have an estimated market value equal to their carrying value. The fair value of long-term debt is estimated based on approximate borrowing rates currently available to Broadwind Energy for debt equal to the existing debt maturities.

Note 21 — Subsequent events

On July 18, 2008, the Company executed an amendment (the “Amendment”) to its existing Registration Rights Agreement with Tontine, pursuant to which the Company has agreed to register Tontine’s shares of Broadwind common stock for resale. The Amendment extends the deadline for the Company’s obligation to file a registration statement to September 15, 2008.

On August 8, 2008, EMS refinanced its Commercial Loan Agreement (the “CLA”) and a secured revolving demand note, each dated as of May 31, 2007, with DNB National Bank (“DNB”).   The refinancing increases the amount available under the CLA from $1,500 to $2,000 and extends the maturity date to May 31, 2009.  In connection with the refinancing, DNB notified EMS that as of June 30, 2008, it was in breach of the minimum Debt Coverage Ratio (as defined in the CLA) and provided a one-time waiver of this breach.  As of June 30, 2008, approximately $1,491 of principal was outstanding on the CLA.

On August 13, 2008, Tower Tech acquired real estate in the amount of $1,839 in connection with the expansion of wind tower manufacturing operations in Sioux Falls, South Dakota.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1. “Financial Statements” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2.  Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties.

(Unless otherwise stated, numerical figures are in thousands, except share and per share data.)

Executive Overview

The following discussion relates to the financial condition and results of operations for Broadwind Energy, Inc. (“Broadwind”) and its subsidiaries, (also referred to as “we,” “us,” “our,” or the “Company”).  We became a public company in February 2006, after a reverse shell transaction with Blackfoot Enterprises, Inc. which was incorporated in Nevada in 1996.  From the time following the reverse shell transaction through February 2008, we were known as Tower Tech Holdings Inc.  On February 28, 2008 we changed our name to Broadwind Energy, Inc. and on June 20, 2008 we changed our state of incorporation from Nevada to Delaware.  Our principal executive office is located at 47 East Chicago Avenue, Suite 332, Naperville, IL 60540. Our phone number is (630) 637-0315 and our website address is www.broadwindenergy.com.

Our business is dedicated to the production and servicing of components for energy and infrastructure-related industries. We are primarily focused on the manufacture of components for the wind industry, including: tower support structures through our Tower Tech Systems, Inc. (“Tower Tech”) subsidiary; mining and other heavy equipment through our R.B.A. Inc. (“RBA”) subsidiary; gearing systems through our Brad Foote Gear Works, Inc. (“Brad Foote”) subsidiary; construction, operations support, maintenance, and component repairs for wind turbines through our Energy Maintenance Service, LLC (“EMS”) subsidiary; and transportation services through our Badger Transport, Inc. (“Badger”) subsidiary.

Manitowoc, Wisconsin serves as the main location of the manufacturing facilities for our Tower Tech and RBA subsidiaries.  RBA also operates in a second facility located in Clintonville, Wisconsin which was established during the second quarter of 2008.  Our Brad Foote subsidiary has manufacturing and administrative facilities in Cicero, Illinois and Neville Island, Pennsylvania. Our EMS subsidiary is headquartered in Gary, South Dakota and established a service hub facility in Abilene, Texas during the second quarter of 2008.  Badger is headquartered in Clintonville, Wisconsin with equipment frequently dispatched throughout the United States.

During the first quarter of 2008, we completed our acquisition of EMS, and on April 8, 2008, we announced the establishment of a comprehensive wind energy maintenance and service center in Abilene, Texas. The new center has the potential to create more than 80 new jobs in the region and is intended to support EMS satellite operations across Texas and the surrounding states.  Additionally, we announced the expansion of the Tower Tech operations to Sioux Falls, South Dakota and Abilene, Texas.  These facilities are expected to be in full operation by first quarter of 2009.

On April 24, 2008, we entered into an agreement to acquire Badger, a heavy haul specialized trucking company based in Clintonville, Wisconsin for approximately $11,811.  The purchase price consisted of both cash and Broadwind common stock.  The cash portion of the purchase price was approximately $5,811 and was financed with cash on hand. The common stock portion of the purchase price consisted of 581,959 unregistered shares, which was calculated based on a price per share of $10.31, representing the average closing sale price of our common stock for the thirty trading days preceding the execution of the acquisition agreement.  We closed our acquisition of Badger on June 4, 2008.  Badger has been in the transportation industry as a full-load and less-than-truckload carrier for more than 20 years. Badger transports oversized and overweight loads throughout the United States and Canada, including wind towers, wind turbine blades and other over-sized equipment for large industrial applications. It also has expertise with shipments that require specialized equipment.

Management believes the following accounting policies to be critical to our financial condition, results of operations, and cash flow, and to require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable, collectability is reasonably assured, and delivery has occurred per the contract terms. Customer deposits and other receipts are deferred and recognized when earned.

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

Long-lived assets

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The carrying values of long-lived assets, including, but not limited to, capital assets and intangible assets, are amortized over their estimated useful lives, and are periodically evaluated for impairment when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the expected undiscounted future cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. The Company performs impairment testing of long-lived assets on annual basis.

Recent Accounting Pronouncements Affecting this Report

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

Accounting Pronouncements Not Yet Adopted in this Report

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect of adoption of SFAS 157.

In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which delayed the effective date by which companies must adopt certain provisions of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations, or cash flows.

SFAS 141(R)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date in on or after the first reporting period beginning on or after December 15, 2008.

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

Consolidated Results of Operations - Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

(in thousands, except share data)

The following table sets forth selected, condensed, unaudited consolidated financial data for the periods indicated.

	Three Months Ended June 30,				Change
	2008	%	2007 (1)%		$
	(in thousands, except for percentages)
Net sales	$40,830	100%	$2,643	100%	$38,187
Cost of sales	30,739	75%	1,527	58%	29,212
Gross profit	10,091	25%	1,116	42%	8,975

Operating expenses
Selling, general, and administrative expenses	8,995	22%	751	28%	8,244
Amortization of intangible assets	2,738	7%	—	0%	2,738
Total operating expenses	11,733	29%	751	28%	10,982

Operating income (loss)	(1,642)	-4%	365	14%	(2,007)

Other income (expense)
Interest expense, net	(794)	-2%	114	4%	(908)
Other, net	475	1%	—	0%	475
Other income (expense), net	(319)	-1%	114	4%	(433)
Net loss before provision for income taxes	(1,961)	-5%	479	18%	(2,440)
Provision for income taxes	12	0%	—	0%	12
Net income (loss)	$(1,973)	-5%	$479	18%	$(2,452)

	Six Months Ended June 30,				Change
	2008	%	2007 (1)%		$
	(in thousands, except for percentages)
Net sales	$75,994	100%	$4,862	100%	$71,132
Cost of sales	57,893	76%	3,050	63%	54,843
Gross profit	18,101	24%	1,812	37%	16,289

Operating expenses
Selling, general, and administrative expenses	16,365	22%	1,211	25%	15,154
Amortization of intangible assets	5,317	7%	—	0%	5,317
Total operating expenses	21,682	29%	1,211	25%	20,471

Operating income (loss)	(3,581)	-5%	601	12%	(4,182)

Other income (expense)
Interest expense, net	(2,011)	-3%	59	1%	(2,070)
Other, net	376	0%	—	0%	376
Other income (expense), net	(1,635)	-2%	59	1%	(1,694)
Net loss before provision for income taxes	(5,216)	-7%	660	14%	(5,876)
Provision for income taxes	200	0%	—	0%	200
Net income (loss)	$(5,416)	-7%	$660	14%	$(6,076)

(1)           The data for the three and six months ended June 30, 2007 does not reflect the results of RBA, Brad Foote, EMS or Badger, which were acquired on October 1, 2007, October 19, 2007, January 16, 2008, and June 4, 2008, respectively.

Our results for the three and six months ended June 30, 2007 include our Tower Tech subsidiary only. We believe the table below is helpful in analyzing the consolidated results of operations for the three and six months ended June 30, 2008. The table below presents 2008 results of operations by segment. Please refer to the Results of Operations by Business Segment for further discussion on the financial performance of our business segments.

	Three Months Ended June 30, 2008
		Service,
	Products &	Transportation &
	Components	Maintenance	Total

Net sales	$34,042	$6,788	$40,830
Cost of sales	27,228	3,511	30,739
Gross profit	$6,814	$3,277	$10,091

	Six Months Ended June 30, 2008
		Service,
	Products &	Transportation &
	Components	Maintenance	Total

Net sales	$64,290	$11,704	$75,994
Cost of sales	51,748	6,145	57,893
Gross profit	$12,542	$5,559	$18,101

Sales  and Cost of Sales.  For the three and six-month periods ended June 30, 2008, consolidated net sales were $40,830 and $75,994, respectively, with related cost of sales during that period of $30,739 and $57,893 respectively, for a gross profit of $10,091 and $18,101, respectively. In comparison, during the three and six-month periods ended June 30, 2007, we generated sales of $2,643 and $4,862 respectively, with related cost of sales of $1,527 and $3,050, respectively, for a gross profit of $1,116 and $1,813, respectively. The increase in consolidated sales of $38,187 and $71,132 for the 2008 three and six-month periods, respectively, as compared to the same periods in 2007, was primarily due to the acquisition of Brad Foote and RBA during the fourth quarter of 2007 and the acquisition of EMS during the first quarter of 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $8,995 and $16,365 for the three and six-month period ended June 30, 2008 from $751 and $1,211 for the same respective periods in 2007. The overall increase to SG&A is largely due to inclusion of the SG&A expenses related to operating the companies acquired during the fourth quarter of 2007 and first six months of 2008, and is also attributable to increased professional fees and expenses related to the costs associated with being a public company, including SEC and Sarbanes-Oxley Section 404 compliance. We continued integrating new members of our management team and several other accounting and administrative professionals who joined Broadwind over the past several quarters. In the three and six-months ended June 30, 2008, we incurred, respectively, $403 and $784 of stock-based compensation expense in connection with stock option grants made under the Broadwind Energy, Inc. 2007 Equity Incentive Plan, which was approved by our Board of Directors in August 2007 and approved by our stockholders at our 2008 Annual Meeting. There was no such plan or related expense during the three and six-month period ended June 30, 2007. As a percentage of net sales, SG&A was 22.0% and 21.5% for the three and six-months ended June 30, 2008, respectively, as compared to 28.4% and 24.9% for the three and six-months ended June 30, 2007, respectively.

Amortization of Intangible Assets.  Amortization expense of $2,738 and $5,317 for the three and six-months ended June 30, 2008, respectively is due entirely to our acquisitions and the amortization of intangible assets related to the purchases of RBA, Brad Foote, EMS, and Badger.

Other Income (Expense), Net.  Other income and expense consists primarily of interest income and expense. Net interest expense was $794 and $2,011 for the three and six-month periods ended June 30, 2008, respectively, compared to $6 and $103 for the same respective periods in 2007.  Other income (expense), net consists of losses from foreign currency transactions and income from insurance refunds. These other components totaled a net expense of approximately $475 and $376 for the three and six months ended June 30, 2008, respectively, and $0 and $0 for the three and six months ended June 30, 2007, respectively.

The following provides a discussion of our operating results by business segment for the three and six months ended June 30, 2008 and 2007.

Results of Operations by Business Segment - Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

(in thousands, except share data)

At the close of the second quarter of 2008, we were managing and reporting operating results through two business segments:  Products and Components; and Service, Transportation and Maintenance. As discussed in Note 18 to our condensed consolidated financial statements, “Segment Information,” our management uses revenue and gross margin to evaluate segment performance and allocate resources among segments. Operations data for the quarter and six months ended June 30, 2008 is summarized by segment below:

Products and Components Segment

The table below presents the results of operations of our Products and Components segment for the periods indicated.

	Three Months Ended June 30,				Change
	2008 (1)%		2007	%	$	%
	(in thousands, except for percentages)
Net sales	$34,042	100.0%	$2,643	100.0%	$31,399	1188.0%
Cost of sales	27,228	80.0%	1,527	57.8%	25,701	1683.1%
Gross profit	$6,814	20.0%	$1,116	42.2%	$5,698	510.6%

	Six Months Ended June 30,				Change
	2008 (1)%		2007	%	$	%
	(in thousands, except for percentages)
Net sales	$64,290	100.0%	$4,862	100.0%	$59,428	1222.3%
Cost of sales	51,748	80.5%	3,050	62.7%	48,698	1596.6%
Gross profit	$12,542	19.5%	$1,812	37.3%	$10,730	592.2%

(1)           The data for the three and six months ended June 30, 2007 does not include the results of operations of RBA and Brad Foote, each of which were acquired during the fourth quarter of 2007.

Sales and Cost of Sales.  For the three and six-month periods ended June 30, 2008, net sales were $34,042 and $64,290, respectively, with related cost of sales during the periods of $27,228 and $51,748, respectively, for a gross profit of $6,814 and $12,542 respectively, or 20.0% and 19.5%, respectively. During the comparable periods of 2007, we generated sales of $2,643 and $4,862, respectively, with related cost of sales of $1,527 and $3,050, respectively, for a gross profit of $1,116 and $1,812 respectively or 42.2% and 37.3%, respectively.   The increases in profitability between 2007 and 2008 generally relate to increased volumes and production efficiencies at Tower Tech and the addition of Brad Foote.

Service, Transportation and Maintenance Segment

The table below presents the results of operations of our Service, Transportation and Maintenance segment for the three and six-month periods ended June 30, 2008.

Three Months Ended June 30,
2008 (1)%
(in thousands, except for percentages)
Net sales	$6,788	100.0%
Cost of sales	3,511	51.7%
Gross profit	$3,277	48.3%

Six Months Ended June 30,
2008 (1)%
(in thousands, except for percentages)
Net sales	$11,704	100.0%
Cost of sales	6,145	52.5%
Gross profit	$5,559	47.5%

(1)       The results presented include our Service, Transportation and Maintenance segment from the date of the EMS acquisition, January 16, 2008, through June 30, 2008, and Badger from the date of acquisition, June 4, 2008 through June 30, 2008.

Sales and Cost of Sales.  Net sales for the period from January 16, 2008 through June 30, 2008 were $6,788. Related costs of sales were $3,511, which resulted in a gross profit of $3,277 or 48.3%.

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

In addition, during the 2007 fiscal year and the first two fiscal quarters of 2008, we made significant investments in growing our business through the acquisitions of Brad Foote, RBA, EMS and Badger. The acquisitions required significant amounts of capital, which were provided by our existing cash balance, private placements of our common stock, and borrowings from various third parties.

At June 30, 2008, we had cash of $81,869 and working capital of $72,510 compared to cash of $5,782 and a working capital deficit of $27,697 at December 31, 2007. The increase in cash was due primarily to the equity financing completed during the second fiscal quarter of 2008, described below under the heading “Financing Cash Flows.”

Operating Cash Flows

Net cash used by operations was $6,434 for the six months ended June 30, 2008 compared to $1,504 used during the six months ended June 30, 2007.  For the six months ended June 30, 2008, our net loss was $5,416 compared to net income of $660 for the comparable period in 2007. The increase in working capital needs driven by raw material purchases at our Tower Tech subsidiary contributed to the negative cash flow from operations for the period.  The accounts receivable allowance was reduced from $2,983 at March 31, 2008 to $1,275 at June 30, 2008 due to aged invoices written-off during the quarter and a resulting re-evaluation of the allowance requirements.

Investing Cash Flows

Cash used in investing activities totaled $45,920 for the six months ended June 30, 2008 as compared to $2,312 for the six months ended June 30, 2007. Purchases of property and equipment related to the expansion of our Brad Foote and Tower Tech subsidiaries as well as our acquisition activity during the period were the primary factors for the cash used in investing activities.  The Company paid $5,811 for the acquisition of Badger and $18,429 for the acquisition of EMS, excluding related acquisition costs, during the six month period ended June 30, 2008.

Financing Cash Flows

For the six months ended June 30, 2008, net cash provided by financing activities was $128,441, which consisted primarily of the $100,000 private placement, funded in April and June 2008, to Tontine Capital Partners, L.P. (“TCP”), Tontine Partners, L.P. (“TP”), Tontine Overseas Fund Ltd., (“TOF”) and Tontine 25 Overseas Master Fund L.P. (“T25” and collectively with Tontine Capital Overseas Master Fund, L.P. (“TMF”), TCP, TP, TOF and their affiliates, “Tontine”).  In addition, our short- and long-term borrowings increased by $4,627 and $8,823, respectively, which was offset by related payments on long- and short-term borrowings and capital leases in the amount of $1,365 and $1,488, respectively.  In addition, on January 16, 2008, to finance the cash portion of the EMS acquisition, the Company sold an aggregate of 2,031,250 shares of unregistered common stock in a private placement to TP and T25 at $8.48 per share for a total purchase price of $17,225, pursuant to a previously disclosed Amended and Restated Securities Purchase Agreement with TCP, TP and T25.

Second Quarter Activity

On April 22, 2008, the Company entered into a Securities Purchase Agreement with certain Tontine parties, which provided for the purchase of an aggregate of 12,562,814 shares of Company common stock by Tontine at a price of $7.96 per share for a total purchase price of approximately $100,000. We received the first tranche of proceeds in the amount of $40,000 on April 24, 2008. The second tranche of proceeds in the amount of $60,000 was received on June 5, 2008. Thomas Weisel Partners issued a fairness opinion in connection with the Tontine parties’ investment.

On April 22, 2008, the Company entered into a Securities Purchase Agreement with a member of the Company’s Board of Directors, which provided for the purchase of 62,814 shares of Company common stock at a price of $7.96 per share for a total purchase price of approximately $500.  The funding for this investment was provided on April 24, 2008.

The Company expects to use the proceeds from the private placements for general working capital requirements, capital expansion projects and to undertake certain acquisitions.

Previous Activity

In March and October 2007, we made private placements of our common stock in amounts equal to $15,400 and $50,000, respectively, to certain Tontine parties. In connection with our acquisition of Brad Foote in October 2007 and the above referenced $50,000 private placement to certain Tontine parties, TP, TMF and TOF provided us with senior subordinated convertible promissory notes in the aggregate principal amount of $25,000 (the “Notes”). Pursuant to their terms, the Notes were to accrue interest at 9.5% per annum until July 19, 2008 and 13.5% thereafter and were to mature on October 19, 2010.  Under the terms of the Notes, Broadwind was required to pay 10% of the original principal amount on the first anniversary of issuance, 40% of the original principal amount on the second anniversary of issuance and the remaining outstanding balance on the third anniversary of issuance. Pursuant to the respective notes, each Note holder had the right to convert the outstanding principal of its Note into newly issued shares of our common stock at a conversion rate of $7.50 per share (the “Conversion Rights”). The Conversion Rights became effective January 19, 2008, and were fully exercised on April 24, 2008 by TP, TOF, and TMF, who received an aggregate of 3,333,332 shares of Broadwind common stock, which represented $25,000 in outstanding principal as of the conversion date. At that time Broadwind also paid $1,223 worth of related accrued interest on the Notes with cash.

In connection with our acquisition of Brad Foote, we assumed approximately $25,500 of outstanding senior debt, which is comprised of the following loans that Brad Foote had obtained from Bank of America, formerly known as LaSalle Bank National Association (“BOA”) pursuant to a Loan and Security Agreement dated as of January 17, 1997, as amended (the “Loan Agreement”): (i) a $7,000 revolving line of credit loan (the “Revolving Loan”); (ii) a consolidated term loan in the original principal sum of approximately $7,800 (the “Term Loan”); (iii) an $11,000 non-revolving equipment line of credit (the “Equipment Loan”); and (iv) a $9,000 non-revolving equipment line of credit with a term conversion feature (the “Equipment Loan No. 2”).

The Revolving Loan, which was scheduled to mature on June 30, 2008, had approximately $5,700 outstanding at closing of the Brad Foote acquisition, with $8,500 outstanding at June 30, 2008.  The revolving loan was extended on June 30, 2008 to a maturity date of August 31, 2008.  Interest is payable monthly and accrues on Revolving Loan advances at a variable rate of Prime minus 1% (the “base rate”). The Term Loan, which matures on January 31, 2011, had approximately

$5,300 outstanding at closing of the Brad Foote acquisition, with $4,081 outstanding at June 30, 2008, and requires monthly principal and interest payments. The monthly amount of principal due is $132 and interest accrues on the outstanding balance of the Term Loan at the Base Rate. The Equipment Loan had approximately $10,100 outstanding at closing of the Brad Foote acquisition with $8,433 outstanding at June 30, 2008. The equipment loan included an option to convert the obligation to a term note on April 29, 2007. This conversion was effected, making the outstanding principal balance payable in monthly principal installments of $183 commencing on May 31, 2007, maturing on April 30, 2012. Interest accrues on the outstanding balance of the converted term loan at the base rate.  The Equipment Loan No. 2, which matures on June 30, 2013, had approximately $4,500 outstanding at closing of the Brad Foote acquisition with $8,877 outstanding at June 30, 2008.  The Equipment Loan No. 2 includes an option to convert the obligation to a term note. Interest is payable monthly at the base rate until June 30, 2008, at which point Brad Foote began making monthly principal payments of $150 plus interest, which accrues at the Base Rate on the outstanding balance of the Equipment Loan No. 2.

The Loan Agreement states that the Revolving Loan, Term Loan, Equipment Loan and Equipment Loan No. 2 are secured by all of the assets of Brad Foote and that Brad Foote must maintain insurance on the collateral. The Loan Agreement requires Brad Foote to comply with standard covenants, including financial covenants relating to ratios of cash flow coverage and senior debt to EBITDA, and to submit our annual audited financial statements to BOA at the close of each fiscal year. In addition, Brad Foote must maintain a $1,000 key man life insurance policy upon the life of J. Cameron Drecoll, who served as Brad Foote’s president prior to the acquisition and became our chief executive officer when the acquisition was completed. Each of the Revolving Loan, Term Loan, Equipment Loan and Equipment Loan No. 2 become immediately due and payable upon breach of any covenants or representations made by Brad Foote in the Loan Agreement and upon other customary events of default.  As of December 31, 2007, the Company was in violation of certain financial convenants with BOA.  We secured an amendement to the Loan Agreement, including waivers related to these loans through March 31, 2008. The Company was in compliance with the financial covenants of the Loan Agreement on June 30, 2008 and does not anticipate an inability to comply with these covenants in the future. In addition, the covenants contained in the Loan Agreement include restrictions on Brad Foote’s ability to make distributions or dividends and incur indebtedness, which could ultimately affect our ability to undertake additional debt or equity financing. If these covenants prevent us from securing additional financing when necessary, we plan to evaluate alternate sources of funding.

On October 4, 2007, our Tower Tech subsidiary obtained a secured line of credit from Investors Community Bank in the amount of $2,500, which was increased to $5,500 on March 21, 2008. All advances to Tower Tech under the line of credit are guaranteed in full by Broadwind and RBA.

On January 16, 2008, we assumed approximately $2,500 of outstanding short- and long-term debt in connection with our acquisition of EMS. The debt is comprised of various loans, which mature on dates ranging from 2008 to 2013.

During the remainder of 2008, we plan to finance operations, including equipment purchases and other capital expenditures with working capital and external financing. We believe that we will need to raise additional funding in the near term to finance operations and meet revenue, profitability and strategic goals for the foreseeable future. In addition, we continue to evaluate and assess potential strategic acquisition targets. Cash requirements from any future acquisitions may be substantial; however, we cannot estimate the cash or other consideration that may be required to finance such transactions. We expect to be able to procure financing upon reasonable terms in order to finance operations and acquisition activity. However, if we are unable to do so, or if we do not meet our anticipated future revenue levels, management is committed to taking actions necessary to ensure the conservation of adequate cash to continue to finance our operations.

Interest Rate Risk

The Company hedges certain of its variable interest debt with fixed rate interest rate swaps. These swaps resulted in a benefit of $241and $11 for the three and six months ended June 30, 2008, respectively, which is reported within interest expense.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements.

Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis or Plan of Operation contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Any statements contained herein that are not historical fact, may be deemed forward-looking statements.  In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue,” “intend” or similar expressions.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are based upon current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Any forward-looking statements made herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Our forward-looking statements include or relate to the following: (i) our plans to continue to grow our business through acquisitions and integration of previous and future acquisitions; (ii) our beliefs with respect to the sufficiency of our working capital and our plans to evaluate alternate sources of funding if necessary; (iii) our ability to comply with loan covenants; (iv) our expectations relating to construction of new facilities and expansion of existing facilities; (v) our plans with respect to the use of proceeds from financing activities; and (vi) the anticipated benefits of our remediation efforts on the strength of our internal control processes and our plans with respect to future remediation efforts.  Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We caution investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by us or on our behalf. These factors include, but are not limited to, our ability to successfully identify strategic acquisition targets and consummate acquisitions on terms favorable to us; the successful integration of acquired businesses; our need for and ability to obtain additional capital; the continued availability of capital and financing on terms favorable to us; our ability to hire and retain management and other employees; delays in completing facility expansions; our ability to successfully remediate internal control deficiencies; other general business and economic conditions; and those risks described from time to time in our reports to the Securities and Exchange Commission (including in our Annual Report on Form 10-KSB). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Stockholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not intend to update publicly or revise any forward-looking statements.

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

We anticipate the actions to be taken to remediate the material weaknesses and the resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, address the material weaknesses that we identified in our internal control over financial reporting as of December 31, 2007. However, because many of the remediation actions we have undertaken are recent and because some of our remediation actions will be designed to improve our internal control over annual measures, management will not be able to conclude that the material weaknesses have been eliminated until such time as it is able to complete its assessment of the effectiveness of internal control over financial reporting.  While management is exercising its best efforts to remediate material weaknesses and significant deficiencies identified and described above, it cannot provide any assurance as to when such material weaknesses and significant deficiencies will be remediated.

Changes in Internal Controls

We are undertaking efforts to remediate the material weaknesses identified in our 2007 Annual Report.  During the second quarter of fiscal 2008, we continued to use outside experts to supplement the expertise in our internal staff and hired additional experienced and qualified financial professionals. In addition, we have relied on compensating measures including: enhanced communication and involvement of outside legal counsel in reporting and disclosure matters, and the continued involvement of our Audit Committee, the chair of which is a financial expert with extensive accounting and auditing experience.  Further to these efforts, during the second quarter we hired an internal General Counsel and a Director of Compliance to assist in leading efforts surrounding public reporting and compliance with the Sarbanes-Oxley Act of 2002.

Beginning in 2007, we engaged outside consultants to aid in the development of detailed process-level policies and procedures.  We have continued the use of outside consultants to assist in the improvement of our policies and procedures, testing and remediation where necessary to meet the requirements of the Sarbanes-Oxley Act of 2002.

During the second quarter of 2008, we implemented a comprehensive Enterprise Resource Planning (ERP) software system at Tower Tech and RBA, as well as at our corporate headquarters.

As part of the new system implementation, access controls will be limited and will also be supplemented by other compensating controls where necessary. Where possible, we have established compensating controls to mitigate the risk presented by inadequate segregation of duties. In addition, we have begun to realign certain personnel and security access rights to help remediate the control deficiency.

In 2008, we began the process of identifying all of our user developed applications and intend to remediate the control deficiencies through controls in the user developed applications themselves or to implement compensating controls.  These efforts, along with the implementation of the new ERP system, which eliminate the user developed applications in critical processes, will continue throughout 2008.  We believe that with the passage of sufficient financial close and reporting cycles to evidence operation on these compensating controls, the control deficiencies will be remediated.

We have engaged outside consultants to help in the documentation of our policies and procedures.  This, along with the addition of sufficient qualified accounting personnel at the corporate and operating levels to spearhead this effort, will help to mitigate the control deficiency related to documentation.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, customer disputes and employment-related claims. To date, none of these types of litigation, most of which are typically covered by insurance, has had a material effect on us. We have insured and continue to insure against most of these types of claims. A judgment significantly in excess of our insurance coverage or involving punitive damages, which may not be covered by insurance, could materially adversely affect our financial condition or results of operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities during the quarter ended June 30, 2008 have been previously disclosed on Form 8-K.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 20, 2008, we submitted to a vote of our stockholders the following matters, which received the indicated votes.

1.             Election of Directors:

	FOR	WITHHELD
J. Cameron Drecoll	66,822,144	16,870
James M. Lindstrom	66,821,750	17,264
Charles H. Beynon	66,822,144	16,870
Terence P. Fox	66,780,197	58,817
William M. Barrett	66,822,144	16,870
David P. Reiland	66,821,750	17,264

2.             To approve the reincorporation of the Company to the State of Delaware:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
66,821,271	6,524	219	0

3.             To approve an amendment to the Articles of Incorporation  to increase the authorized common shares from   100,000,000 to 150,000,000:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
66,799,723	39,283	8	0

4.             To approve the Broadwind Energy, Inc. 2007 Equity Incentive Plan:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
66,569,919	261,272	7,823	0

5.             To ratify the selection of Grant Thornton LLP as the Company’s independent registered public accounting firm for      2008:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
66,812,977	22,730	3,307	0

Item 5.        Other Information

None.

Item 6.        Exhibits

See the Exhibit Index following the signature page to this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND ENERGY, INC.

August 14, 2008	By:	/s/ J. Cameron Drecoll
J. Cameron Drecoll
Chief Executive Officer

August 14, 2008	By:	/s/ Matthew J. Gadow
Matthew J. Gadow
Chief Financial Officer

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

Exhibit Number	Exhibit
2.1

Stock Purchase Agreement dated April 24, 2008 among Broadwind Energy, Inc., Badger Transport, Inc. and the shareholders of Badger Transport, Inc.—incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed April 30, 2008.

3.1	Certificate of Incorporation*
3.2	Bylaws*
4.1	Form of Specimen Stock Certificate*
10.1

Employment Agreement between the Company and Lars Moller, dated effective as of October 22, 2007 — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 1, 2008.

10.2

Employment Agreement between the Company and Matt Gadow, dated effective as of October 22, 2007 — incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 1, 2008.

10.3	Broadwind Energy, Inc. 2007 Equity Incentive Plan, as amended*
10.4

Securities Purchase Agreement dated April 22, 2008 between Broadwind Energy, Inc., Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd., and Tontine 25 Overseas Master Fun, L.P. — incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 28, 2008.

10.5

Securities Purchase Agreement dated April 22, 2008 between Broadwind Energy, Inc. and Charles H. Beynon—incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 28, 2008.

10.6

Registration Rights Agreement dated April 24, 2008 between Broadwind Energy, Inc. and Charles H. Beynon—incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 28, 2008.

10.7

Registration Rights Agreement dated June 4, 2008 between Broadwind Energy, Inc. and the shareholders of Badger Transport, Inc.—incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2008.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer*

*                         Filed herewith.