Form 10-Q
period 2008-09-30
BROADWIND ENERGY, INC.
filed 2008-11-14
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 31, 2008, 96,470,415 shares of common stock were outstanding.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$34,392	$5,782
Restricted cash	10,936	500
Accounts receivable, net of allowance of $1,135 and $2,983, respectively	31,955	13,541
Inventories, net of allowance of $868 and $1,096, respectively	35,429	12,983
Prepaid expenses and other current assets	18,082	1,946
Total current assets	130,794	34,752
Property and equipment, net of accumulated depreciation of $9,902 and $2,476, respectively	108,736	58,890
Goodwill	35,146	27,611
Intangibles, net of accumulated amortization of $9,904 and $1,655, respectively	108,503	84,022
Other noncurrent assets	884	543
TOTAL ASSETS	$384,063	$205,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit and notes payable	$2,950	$440
Notes payable to related parties	—	25,000
Current maturities of long-term debt	16,939	12,693
Current portions of long-term capital lease obligations	645	300
Accounts payable	31,149	10,136
Accrued liabilities	18,365	12,457
Unearned revenue	1,548	97
Customer deposits	12,011	1,326
Total current liabilities	83,607	62,449
Long-term debt, net of current maturities	19,326	17,620
Capital lease obligations, net of current portions	946	686
Interest rate swaps	404	388
Deferred income taxes	1,294	139
Other noncurrent liabilities	769	—
Total liabilities	106,346	81,282

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value: 150,000, 000 and 100,000,000 shares authorized, respectively: 96,470,415 and 76,260,912 shares issued and outstanding, respectively	96	76
Additional paid-in capital	296,352	133,033
Accumulated deficit	(18,731)	(9,877)
Interest in variable interest entity	—	1,304
Total stockholders’ equity	277,717	124,536
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$384,063	$205,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Net sales	$64,488	$3,123	$140,482	$7,985
Cost of sales	52,189	1,839	110,082	4,888
Gross profit	12,299	1,284	30,400	3,097

Operating costs and expenses:
Selling, general and administrative expenses	12,110	694	28,475	1,906
Amortization of intangible assets	2,932	—	8,249	—
Total operating costs and expenses	15,042	694	36,724	1,906
Operating (loss) income	(2,743)	590	(6,324)	1,191

Other income (expense):
Interest income (expense), net	90	93	(1,921)	153
Other, net	(319)	—	57	—
Total other income (expense), net	(229)	93	(1,864)	153
Income (loss) before provision for income taxes	(2,972)	683	(8,188)	1,344
Income tax provision	467	—	667	—
Net (loss) income	$(3,439)	$683	$(8,855)	$1,344

Net (loss) income per common share - basic and diluted	$(0.04)	$0.01	$(0.10)	$0.03
Weighted average common shares outstanding - basic and diluted	96,470,415	47,724,464	87,692,295	44,969,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(in thousands)

	Nine Months ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(8,855)	$1,344

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation	7,457	321
Amortization of intangible assets	8,249	—
Change in valuation of interest rate swap	16	—
Deferred income taxes	391	—
Stock issued for marketing costs	—	240
Stock-based compensation expense	988	2
Loss on disposal of assets	4	2
Allowance for doubtful accounts	(1,850)	—
Changes in operating assets and liabilities:
Accounts receivable	(11,454)	(1,695)
Accounts receivable - retainage	—	493
Inventories, net	(21,487)	(313)
Prepaid expenses and other current assets	(15,711)	(178)
Other noncurrent assets	(672)	—
Accounts payable	19,709	65
Accounts payable - related party	—	(722)
Accrued liabilities	5,271	(955)
Unearned revenue	1,446	—
Customer deposits	10,686	1,526
Net cash (used in) provided by operating activities	(5,812)	130

Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(24,597)	(611)
Purchases of property and equipment	(49,613)	(2,993)
Increase in restricted cash	(10,436)	(500)
Net cash used in investing activities	(84,646)	(4,104)

Cash flows from financing activities:
Proceeds from the issuance of common stock	117,390	15,400
Payments of lines of credit	(727)	—
Payments on related party notes	(1,365)	(3,511)
Proceeds from notes payable and lines of credit	1,398	—
Proceeds from long-term debt	5,442	—
Payments on long-term debt	(2,757)	(536)
Principal payments on capital leases	(453)	(123)
Issuance of restricted stock	140	—
Refund of bond issuance costs	—	11
Net cash provided by financing activities	119,068	11,241
Net increase in cash	28,610	7,267
Cash at beginning of period	5,782	125
Cash at end of period	$34,392	$7,392

Non-cash disclosure information:
Common stock issued to partially repay related notes payable	—	1,453
Common stock issued for finders fee related to private placement offering	—	1,491
Equipment purchased utilizing capital lease obligations	—	859
Accounts payable incurred for the purchase of equipment	4,518	—
Common stock issued for acquisitions	19,821	—
Non-cash purchase accounting allocation changes	2,758	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and in thousands, except share and per share data)

Note 1 – Nature of business and summary of significant accounting policies

The accompanying unaudited condensed consolidated financial information has been prepared by Broadwind Energy, Inc., a Delaware corporation (“Broadwind”),  and its subsidiaries (also referred to as “we,” “us,” “our,” or the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, it does not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The December 31, 2007 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.  This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Broadwind became a public company in February 2006, after a reverse shell transaction with Blackfoot Enterprises, Inc. which was incorporated in Nevada in 1996.  From the time following the reverse shell transaction through February 2008, the Company was known as Tower Tech Holdings, Inc.  On February 28, 2008 the Company changed its name to Broadwind Energy, Inc., and on June 20, 2008, Broadwind changed its state of incorporation from Nevada to Delaware.  The Company’s principal executive office is located at 47 East Chicago Avenue, Suite 332, Naperville, IL 60540, its phone number is (630) 637-0315 and its website address is www.broadwindenergy.com.

The Company’s business is dedicated to the production and servicing of components for energy and infrastructure-related industries. The Company is primarily focused on manufacturing components for the wind industry and energy-related industries, including: tower support structures through its Tower Tech Systems, Inc. (“Tower Tech”) subsidiary; mining and other heavy equipment through its R.B.A. Inc. (“RBA”) subsidiary; gearing systems through its Brad Foote Gear Works, Inc. (“Brad Foote”) subsidiary; construction, operations, support, maintenance, and component repairs for wind turbines through its Energy Maintenance Service, LLC (“EMS”) subsidiary; and specialized heavy haul trucking services through its Badger Transport, Inc. (“Badger”) subsidiary.

Manitowoc, Wisconsin serves as the main location of the manufacturing facility for Tower Tech, which is currently constructing additional wind tower manufacturing facilities in Brandon, South Dakota and Abilene, Texas.  RBA’s main facility is located in Manitowoc, Wisconsin and RBA also operates in a second facility located in Clintonville, Wisconsin.  Brad Foote has manufacturing and administrative facilities in Cicero, Illinois and Neville Island, Pennsylvania.  EMS is headquartered in Gary, South Dakota and operates service hub facilities in Abilene, Texas and Howard, South Dakota.  Badger is headquartered in Clintonville, Wisconsin with equipment dispatched throughout the United States.

Significant accounting policies disclosed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 remain applicable at September 30, 2008, including the following:

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

Restricted Cash

The Company received cash down payments on certain contracts, the use of such cash is restricted as per the terms of the contract and relate to product shipments which will take place over the next several quarters, during which time restrictions on the use of such cash will be relieved.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete and when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable, collectability is reasonably assured, and delivery has occurred per the contract terms. Customer deposits and other receipts are deferred and recognized when earned.

Segment reporting

As of September 30, 2008, the Company operates and manages two reporting segments:  Products (formerly Products and Components); and Services (formerly Service, Transportation and Maintenance).  Initially, the Company created a Service and Maintenance segment in January 2008 when it acquired EMS.  In connection with the June 2008 acquisition of Badger, a specialized heavy haul trucking services company, the Company added a transportation component to this segment and created the Service, Transportation and Maintenance segment.  For the three and nine months ended September 30, 2007, the Company operated as a single segment, Towers and Fabrication, as the Company’s only subsidiary in existence as of September 30, 2007 was its Tower Tech subsidiary.  The Towers and Fabrication segment is now part of the Products segment, which also includes the Company’s previously reported Gearing Systems segment.  Refer to Note 18 “Segment information” for summarized financial information of the Company’s segments.

Reclassification

Certain reclassifications have been made in the prior periods financial statements to conform to current period presentation.

Effect of recently issued accounting standards

In February 2007, the FASB issued Statement of Financial Accounting Standards Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS 159 on January 1, 2008. The Company did not elect to measure any of its financial assets or liabilities using the fair value option of SFAS 159. The Company will assess at each measurement date whether to use the fair value option on any future financial assets or liabilities as permitted pursuant to the provisions of SFAS 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  This standard was adopted and did not have a material impact on the financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which delayed the effective date by which companies must adopt the provisions of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard is not anticipated to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In April 2008,  the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on its financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position SFAS 133-1 and FIN 45-4. Disclosures about Credit Derivatives and Certain Guarantees:  An amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161, (“FSP SFAS 133-1 and FIN 45-4”), effective for reporting periods (annual or interim) ending after November 15, 2008.  FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions.  Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

FIN 45-4 also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee.  If an entity utilized internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

FSP SFAS 133-1encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption.  After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

Note 2 – Inventories

The components of inventories as of September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007

Raw materials	$17,819	$4,230
Work-in-process	17,867	8,976
Finished goods	611	873
	36,297	14,079
Less: allowance for excess and obsolete inventories	(868)	(1,096)
Net inventories	$35,429	$12,983

Note 3 – Acquisitions

Badger Transport, Inc.

On June 4, 2008, the Company acquired all of the outstanding shares of Badger for an aggregate purchase price of $11,811, exclusive of $184 of transaction-related acquisition costs.  The purchase price consisted of $5,811 of cash and 581,959 unregistered shares of Broadwind common stock at a price per share of $10.31.  The Company entered into a registration rights agreement with the former owner of Badger that provides the former owner with limited piggyback registration rights.  The Company financed the cash portion of the acquisition with cash on hand.

The following table summarizes the estimated fair values of the Badger assets acquired and liabilities assumed on the date of the acquisition:

Current assets	$1,496
Property and equipment	5,232
Intangible - Trade Name	370
Intangible - Customer Relationships	4,380
Intangible - Noncompete Agreement	1,490
Goodwill	5,565
Total assets acquired	18,533
Current liabilities	(2,178)
Capital lease obligations	(1,052)
Long term debt	(2,544)
Deferred tax liability	(764)
Total purchase consideration	$11,995

The Company may adjust goodwill as necessary as it finalizes purchase price allocations for acquisitions.  Typical adjustments include outstanding working capital, professional fees and fixed asset valuations.  Goodwill and intangible assets associated with the purchase of Badger are not expected to be deductible for income tax purposes.

In connection with the Badger acquisition, the Company was required to fund approximately $4,500 of equipment purchases that Badger had on order for expansion.  The Company has funded $4,384 of this commitment as of November 3, 2008.

Energy Maintenance Service, LLC

As disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, on January 16, 2008, the Company acquired all of the outstanding membership interests in EMS, a South Dakota-based company engaged in the sale, installation, and repair of wind-powered electric generators. The aggregate purchase price was $32,250, exclusive of $536 of transaction-related costs.  The purchase price consisted of $18,429 of cash and 1,629,834 shares of the Company’s common stock at a price per share of $8.48.  The cash portion of the purchase price was financed by a private placement of Company common stock, as described in Note 10 “Stockholders’ equity” below.

The following table summarizes the estimated fair values of the EMS assets acquired and liabilities assumed on the date of the acquisition:

Current assets	$4,712
Property and equipment	1,549
Intangible - Trade Name	1,790
Intangible - Customer Relationships	24,700
Goodwill	4,561
Total assets acquired	37,312
Current liabilities	(3,556)
Long term liabilities	(970)
Total purchase consideration	$32,786

The Company may adjust goodwill as necessary as it finalizes purchase price allocations for acquisitions. Typical adjustments include outstanding professional fees and fixed asset valuations. Goodwill of $4,561 and other intangibles of $26,490 are expected to be deductible for income tax purposes over 15 years.

The Company does not have any contingent payments or commitments in relation to the acquisition of EMS, with the exception of certain stock options that were awarded as a result of the acquisition. Stock options are a share-based compensation expense and are subject to accounting treatment under SFAS No. 123(R) as discussed in Note 11 “Stock-based compensation”.

Brad Foote Gear Works, Inc.

As disclosed in the Company’s Annual Report filed on Form 10-KSB for the year ended December 31, 2007, on October 19, 2007, the Company acquired all of the outstanding capital stock of Brad Foote, an Illinois-based manufacturer of gearing systems for the wind turbine, oil and gas and energy-related industries. The aggregate consideration paid in connection with the Brad Foote acquisition, which included cash and unregistered shares of the Company’s common stock, was $133,326.

Pro Forma Financial Information

The following table presents the consolidated financial information for the Company on a pro forma basis, assuming the acquisitions of Brad Foote, EMS and Badger had each occurred as of January 1, 2007. The Company is not including the pro-forma effect of RBA because the impact is not material to its results of operations for the nine-month period ended September 30, 2008 or 2007. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisitions and expected to have a continuing impact on the consolidated results. These items include adjustments to increase depreciation related to the stepped-up basis in machinery and equipment, adjust inventory to fair market value, record amortization of intangible assets, increase interest expense for certain long-term notes payable, and reclassify certain items to conform to the Company’s financial reporting presentation.

The table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the dates indicated or that may be achieved in the future.

	Nine months ended September 30,
	2008				2007
	As reported	Pro-forma adjustments		Pro-forma	As reported	Pro-forma adjustments		Pro-forma
Revenues	$140,482	$5,716	(1)	$146,198	$7,985	85,746	(3)	$93,731
Net income (loss)	(8,855)	(1,826	)(2)	(10,681)	1,344	(5,374	)(4)	(4,030)
Earnings (loss) per share basic and diluted earnings	$(0.10)	$(0.02)		$(0.12)	$0.03	$(0.09)		$(0.06)

(1)	Represents revenue of EMS and Badger for the period from January 1, 2008 through the respective acquisition dates.
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

(3)	Represents revenue of Brad Foote, EMS and Badger for the period from January 1, 2007 through September 30, 2007.
(4)

Represents net income (loss) of Brad Foote, EMS and Badger for the period from January 1, 2007 through September 30, 2007. Adjustments to net income include increases to depreciation related to the stepped up basis in machinery and equipment to fair value, increases in cost of goods sold due to increasing inventory to fair market value, amortization of acquired intangible assets, and adjustments to interest income and interest expense relating to the Company’s assumption of certain short- and long-term borrowings of Brad Foote, EMS, and Badger.

Pro-forma tables illustrate results which are unaudited and are based on an acquired company’s history.  As a result, pro-

forma results shown above are subject to adjustment upon audits and other financially qualitative studies done by the

Company.

Note 4 – Goodwill and intangible assets

The changes in the gross carrying amount of intangible assets for the nine months ended September 30, 2008 were as follows:

	Trade names	Customer relationships	Non-compete	Total

Balance as of December 31, 2007	$8,119	$77,558	$—	$85,677
EMS acquisition	1,790	24,700	—	26,490
Badger acquisition	370	4,380	1,490	6,240
Balance as of September 30, 2008	$10,279	$106,638	$1,490	$118,407

Intangible assets subject to amortization were as follows as of September 30, 2008:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	19.11	$10,279	$(457)	$9,822
Customer relationships	9.33	106,638	(9,281)	97,357
Noncompete Agreements	2.67	1,490	(166)	1,324
Total		$118,407	$(9,904)	$108,503

Amortization expense on trademarks, customer relationships and non-compete agreements, which is being recorded ratably over the estimated life of the related intangible assets, was respectively $2,932 and $8,249 for the three and nine months ended September 30, 2008. There was no such amortization expense for the three and nine months ended September 30, 2007 as the underlying intangible assets were acquired subsequent to September 30, 2007.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 were as follows:

Balance as of December 31, 2007	$27,611
EMS acquisition	4,561
Badger acquisition	5,565
Adjustments (1)	(2,591)
Balance as of September 30, 2008	$35,146

(1) Comprised primarily of purchase price allocation adjustments recorded in connection with the Company’s acquisition of Brad Foote in the fourth quarter of 2007. The adjustments were to adjust certain machinery and equipment to fair value and record additional acquisition-related costs. The adjustments also include additional acquisition costs that have been capitalized.  The Company may adjust goodwill as necessary as it finalizes purchase price allocations for acquisitions.  Typical adjustments include outstanding professional fees and fixed asset valuations.

The Company will review goodwill and other intangible assets for impairment annually, or more frequently, if circumstances indicate that the assets’ carrying amount may not be recovered. As of September 30, 2008, no such circumstances existed, and, accordingly, no impairment expense was recorded.

Note 5 – Accrued liabilities

Accrued liabilities at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007

Accrued operating expenditures	$12,380	$4,217
Reimbursements due under Brad Foote purchase agreement	1,519	5,171
Accrued payroll, employee benefits, and related taxes	3,784	1,894
Accrued interest	21	560
Other	661	615
Total accrued liabilities	$18,365	$12,457

Note 6 – Lines of credit and notes payable

Lines of credit and notes payable at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Third party
Line of credit (Libor + 1.75%)	$2,518	$—
Line of credit (Prime + 1.00%)	393	—
Note payable (7.25%)	39	—
Bank note (6.85%)	—	440
Total third party lines of credit and notes payable	2,950	440

Related party
9.5% related party note, subject to conversion	—	25,000
Total related party notes payable	—	25,000
Total lines of credit and notes payable	$2,950	$25,440

Weighted average interest rate	4.49%	9.45%

On April 24, 2008, Tontine Capital Overseas Master Fund, L.P. (“TMF”), Tontine Partners, L.P. (“TP”), and Tontine Overseas Fund (“TOF”) each converted the full original principal amount of their respective 9.5% related party notes into shares of Company common stock. Upon conversion, an aggregate of 3,333,332 shares of the Company’s common stock were issued to TMF, TP and TOF. Interest that had accumulated in the aggregate amount of $1,223 on the notes as of the conversation date was paid by the Company to TMF, TP, and TOF in cash.

In connection with its acquisition of EMS, on January 16, 2008 the Company issued a note to the then President of EMS, who subsequently resigned from his position with EMS in October 2008. The note was in the amount of $1,365 and related to a limited liability company tax payment. In May 2008, the Company paid the note in full.

Note 7 – Long-term debt

Long-term debt at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
2007 equipment line note, due 2013	$6,776	$5,947
Revolving note, due 2009	10,000	7,887
2006 equipment line note, due 2012	5,683	9,533
2006 term note, due 2011	2,106	4,871
2008 term note, due 2013	1,798	2,075
5.65% fixed rate loan, due 2013	1,534	—
Fixed rate notes 4.75% to 17.00%, due 2008 to 2012	7,982	—
6.85% fixed rate loan, due 2012	386	—
Total long-term debt	36,265	30,313
Less current maturities	(16,939)	(12,693)
Total long-term debt, less current maturities	$19,326	$17,620

On September 30, 2008, EMS paid-off all outstanding long-term debt and short term notes payable due to DNB National Bank.  The total amounts satisfied with the pay-off were $2,420 in principal and $5 in outstanding interest.

Pursuant to a note extension agreement dated September 29, 2008, the terms of Brad Foote’s Amended and Restated Renewal Revolving Note (the “Revolving Note”) with Bank of America dated January 15, 2008 were changed, extending the maturity date from October 31, 2008 to January 15, 2009. Pursuant to the thirty-first amendment of the Loan and Security Agreement dated as of January 17, 1997, as amended (the “Loan Agreement”) between Brad Foote and Bank of America, the Principal due under the Revolving Note was required to be paid down by $3,000 in 2008.

Pursuant to the thirty-first amendment to the Loan Agreement, Brad Foote had an obligation to pay down the outstanding principal amount under the Revolving Loan by September 30, 2008, and made the required payment on October 1, 2008.  Brad Foote received a waiver from Bank of America with respect to this payment, and otherwise was in compliance with the financial and other covenants contained in the Loan Agreement on September 30, 2008.  The Company was in compliance with all other debt covenants as of September 30, 2008.

Future payments of long-term debt as of September 30, 2008 are summarized below:

Period	Principal amount of long-term debt
2008 (remaining 3 months)	$11,735
2009	6,956
2010	7,004
2011	5,437
2012	3,341
2013	1,792
Thereafter	—
Total	$36,265

Note 8 – Interest rate swaps

In 2007, the Company entered into two interest rate swap agreements to minimize the impact of interest rate fluctuations on its debt. Interest rate swap agreements involve exchanges of fixed or floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, all derivatives are measured at fair value and recognized as either assets or liabilities in the Company’s balance sheet. The accounting for changes in the fair value of a derivative is dependent upon the use of the derivative and its resulting designation. Unless specific hedge accounting criteria are met, changes in fair value must be recognized currently in earnings. The Company’s interest rate swaps do not qualify for hedge accounting under SFAS No. 133. Therefore, the Company is required to recognize the swap at its fair market value and record the fluctuations in the fair value of the swap in current earnings. The unrealized gain/(loss) related to these fluctuations was approximately ($27) and ($16) for the three and nine-month periods ended September 30, 2008, respectively, and is recognized within other income (expense). The fair market value of the interest rate swaps of $404 and $388 is recorded as a long-term liability as of September 30, 2008 and December 31, 2007, respectively.

Note 9 – Capital leases

The Company leases equipment from various financing companies under capital leases with terms that extend to 2013. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases, and accordingly, they are recorded in the Company’s assets and liabilities. Amortization of the capital leases has been included in depreciation expense. The following is an analysis of the leased assets included in property and equipment as of September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
Machinery and equipment	$2,896	$1,589
Less accumulated depreciation	(307)	(25)
Net machinery and equipment	$2,589	$1,564

Gross capital lease assets obtained through the acquisition of Badger was $1,416.

Future minimum rental payments due under capital leases were the following:

Period Ending
2008 (remaining 3 months)	$267
2009	572
2010	423
2011	315
2012	170
2013	47
Thereafter	23
Total minimum lease payments	1,817
Less: amounts representing interest	(226)
Present value of future minimum lease payments	1,591
Less: current portion	(645)
Capital lease obligations, noncurrent	$946

Note 10 – Stockholders’ equity

On January 16, 2008, to finance the cash portion of the EMS acquisition, the Company sold an aggregate of 2,031,250 shares of unregistered common stock in a private placement to TP and T25 at $8.48 per share for a total purchase price of $17,225, pursuant to a previously disclosed Amended and Restated Securities Purchase Agreement with Tontine Capital Partners, L.P., (“TCP”), TP and Tontine 25 Overseas Master Fund, L.P. (“T25”).

In connection with the acquisition of EMS, on January 16, 2008, the Company issued 1,629,834 shares of unregistered common stock to the members of EMS, calculated at $8.48 per share, for total stock consideration of $13,821. Upon consummation of the Company’s acquisition of EMS, 7,500 shares of restricted stock units previously granted to certain Company executives vested; another 7,500 restricted shares remain unvested, and have a vesting date of January 16, 2009.

In the second quarter of 2008, the Company completed transactions resulting in the sale of an aggregate of $100,500 worth of its unregistered common stock, of which $500, or 62,814 shares, was purchased by a member of the Company’s Board of Directors at a price of $7.96 per share and an aggregate of $100,000 worth, or 12,562,814 shares, was purchased by TCP, TP, TOF, and T25 at a price of $7.96 per share. Thomas Weisel Partners issued a fairness opinion in connection with both transactions.

On April 24, 2008, TMF, TP, and TOF each converted the full original principal amount of their respective 9.5% related party notes into shares of Company common stock. Upon conversion, an aggregate of 3,333,332 shares of the Company’s common stock were issued to TMF, TP and TOF.

On June 4, 2008, the Company acquired all of the outstanding capital stock of Badger for total purchase price of $11,811, exclusive of transaction-related acquisition costs. A portion of the purchase price consisted of 581,959 unregistered shares of Broadwind’s common stock at a price per share of $10.31.

Note 11 – Stock-based compensation

The Company grants incentive stock options and other equity awards pursuant to the Employee Incentive Plan (“EIP”) which was approved by the Company’s Board of Directors in October 2007 and by the Company’s stockholders in June of 2008. On August 8, 2008, the Company’s Board of Directors approved certain non-material amendments to the EIP that clarify the terms and conditions of restricted stock grants under the EIP and provide that the administrator of the EIP has the authority to affect future amendments to the plan. The EIP reserves 3,500,000 shares of common stock for grants to officers, directors, and other key employees. Total stock-based compensation expense included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2008 is $224 and $1,128, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2007 was $2 and $2, respectively. There were 1,589,500 shares available for grant under the EIP as of September 30, 2008.

Stock Options

Compensation expense for incentive stock option grants is recognized over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. As of September 30, 2008, the Company had $9,291 of unrecognized compensation expense related to the outstanding stock options, which will be recognized over a weighted-average period of 4.33 years.

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

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
Dividend yield	0.00%	0.00%
Expected volatility	60% - 70%	60.00%
Risk-free interest rate	2.20% - 4.24%	4.24%
Vesting term (in years)	3 - 5 years	5 years
Weighted-average fair value of options granted	$9.88	$2.83

A summary of option activity as of September 30, 2008, and changes during the periods then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Options Outstanding at January 1, 2008	950,000	$7.92	8.81
Options Granted	985,500	$15.41	9.65
Options Exercised	—	$—	—
Options Forfeited	(40,000)	$10.90	10.00
Options Outstanding at September 30, 2008	1,895,500	$11.75	9.35

Options Exercisable at September 30, 2008	10,000	$4.60	8.92

The following table summarizes share-based compensation expense related to share-based awards subject to SFAS No. 123(R) recognized during the periods indicated:

	Nine months ended September 30,
	2008	2007
Share-based compensation expense included in consolidated statement of operations:
Selling, general, and administrative	$1,128	$2
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net income (loss)	$(1,128)	$(2)
Decrease in basic income (loss) per share	$0.01	$—

Aggregate intrinsic value of options outstanding as of September 30, 2008 was $6,006.

(1)           Income tax benefit is not illustrated because the Company is currently operating at a loss and actual income tax benefit will not be realized in the nine month period ended September 30, 2008. The result of the loss situation creates a timing difference, resulting in a deferred tax asset.

Restricted Stock

The EIP permits the Company to award restricted stock and restricted stock units subject to risks of forfeiture or vesting. In the fourth quarter of 2007, the Company granted restricted stock units to three executives, with vesting of half of the units based on completion of the Company’s EMS acquisition and service-based vesting for the remaining half of the units. The Company recognizes share-based compensation expense on restricted stock ratably over the requisite service or performance period of the award and the grant date fair value is derived by calculating the number of restricted stock option awards granted by the closing price of the Company’s common stock on the date of grant. For the nine months ended September 30, 2008, the Company recognized $140 in share-based compensation related to restricted stock.

The following table summarized restricted stock activity for the nine months ended September 30, 2008:

	Number of Shares Underlying Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested Restricted Stock Units Outstanding at December 31, 2007	15,000	$10.90
Restricted Stock Units Granted	—	—
Restricted Stock Units Vested	(7,500)	10.90
Restricted Stock Units Cancelled	—	—
Unvested Restricted Stock Units Outstanding, September 30, 2008	7,500	10.90

Total fair value of unvested units was $68 as of September 30, 2008.

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

The Company adopted the provision of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustments in the liability for unrecognized income tax benefits. There have been no significant changes in unrecognized income tax benefits during the first three quarters of 2008.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal and state jurisdictions. As of September 30, 2008, open tax years in the federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carry forwards. No changes in settled tax years have occurred through September, 2008. The Company does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next 12 months.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(Loss) income before provision for income taxes	$(2,972)	$683	$(8,188)	$1,344
(Benefit) provision for income taxes	(134)	—	66	—
Net (loss) income	$(2,838)	$683	$(8,254)	$1,344

Effective tax rates differ from federal statutory income tax rates primarily due to changes in valuation allowance and provisions for state and local income taxes. Consistent with 2006 and 2007, the Company continues to maintain a full valuation allowance against net deferred tax assets exclusive of deferred tax liabilities associated with indefinite-lived assets. As of September 30, 2008, after valuation allowance, the Company has a net deferred tax liability of $693 related to temporary differences in indefinite-lived assets. These indefinite-lived assets consist of tax deductible goodwill from recent business acquisitions. The income tax (benefit) expense for the three and nine months ended September 30, 2008 of ($134) and $66, respectively relates to the current quarter temporary differences in these indefinite-lived assets.

Note 13 – Employee benefit plans

On October 19, 2007, the Company began sponsoring a defined contribution savings plan for Brad Foote, Tower Tech and corporate employees that allows substantially all employees to contribute a portion of their pre-tax and/or after-tax income up to statutory limits. The plan requires the Company to match 50% of the participants’ contributions up to 4% of the participants’ compensation. The Company recognized $153 of matching expense during the nine months ended September 30, 2008 related to the plan.

Effective as of the date of the acquisition of RBA, the Company sponsors a defined contribution savings plan that allows RBA employees to contribute a portion of their pre-tax and/or after-tax income up to statutory limits. The plan requires the Company to match 100% of the participants’ contributions up to 3% of the participants’ compensation. RBA recognized $26 of matching expense during the nine months ended September 30, 2008 related to this plan.

Effective as of the date of the acquisition of EMS, the Company sponsors a defined contribution savings plan covering substantially all EMS employees. The Company can provide a discretionary match and/or profit sharing contribution each year. EMS recognized $0 of matching expense during the period ended September 30, 2008 related to this plan.

Effective as of the date of the acquisition of Badger, the Company sponsors a defined contribution savings plan covering substantially all Badger employees. The plan requires the Company to match 100% of the participants’ contributions up to 3% and an additional 50% up to 5% of the participants’ compensation. Badger recognized $13 of matching expense during the period ended September 30, 2008 related to this plan.

On October 24, 2007, the Company adopted its 2007 Deferred Compensation Plan, which provides incentives and rewards to certain key employees and non-employee directors of the Company who are selected by the Board of Directors to participate. As of September 30, 2008 and December 31, 2007, the Company had accrued $197 and $0, respectively, for amounts due under this plan.

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

Note 14 – Operating leases – related party

During 2007, the Company amended one of the operating leases under which the Company leases manufacturing and office space for its Products segment from City Centre, LLC. In addition, the Company assumed a lease between RBA and City Centre, LLC upon its acquisition of RBA. City Centre, LLC is a limited liability company owned in part by two former directors of the Company, one of whom was also the Company’s former President, and each of whom were affiliates during 2007 and a portion of 2008. Neither of these individuals currently holds any position within the Company. The leases call for monthly rents of $42 and $8, and expire on December 31, 2014 and July 31, 2017, respectively. The lease ending December 31, 2014 grants the Company five options to renew, each for a five-year renewal term that begins at the end of the lease period just ended. The lease ending July 31, 2017 grants the Company two options to renew, each for a five-year renewal term that begins at the end of the lease period just ended.

In 2007, the Company entered into a 15-year lease with City Centre, LLC for a third building utilized for its Tower Tech and RBA operating facilities. The lease period commenced in June 2008 with a monthly payment due of $19.

The Company’s Services segment leases its primary administrative offices, a machine shop, a residential property, and storage facilities from the former President of EMS, who resigned from his position at EMS in October 2008. The lease agreement currently expires on December 31, 2009 and requires monthly payments of $10.

The former President of EMS, through a separate entity, owns residential real estate for investment purposes, which is typically rented to third parties. Occasionally, the Company has entered into short-term lease agreements to rent apartments from this entity for use by Company personnel.

All related party operating lease rents approximate market rates and are recorded as rent expense in the Company’s statements of operations.

Following is a schedule of future minimum rental payments required under the related-party leases as of September 30, 2008:

Period	Minimum payments on operating lease obligations
2008 (remaining three months)	$261
2009	989
2010	831
2011	831
2012	831
2013	831
Thereafter	2,964
Total minimum required lease payments	$7,538

Related party rent expense for the three and nine months ended September 30, 2008 was $263 and $684, respectively, in comparison to $122 and $368, respectively, for the corresponding periods in 2007.

Note 15 – Operating leases – third party

The Company leases various property, equipment and buildings under lease agreements of varying terms extending to 2017. Rental expense attributed to third party operating leases for the three and nine months ended September 30, 2008 was $641 and $1,600, respectively, as compared to $12 and $79, respectively, for the corresponding periods in 2007.

Following is a schedule of future minimum rental payments required under the leases as of September 30, 2008:

Period	Minimum payments on operating lease obligations
2008 (remaining three months)	$600
2009	2,154
2010	2,036
2011	2,005
2012	2,013
2013	1,553
Thereafter	4,500
Total minimum required lease payments	$14,861

Note 16 – Other related party transactions

Interest expense of $0 and $735 was incurred and paid on stockholder and related party notes during the three and nine months ended September 30, 2008, respectively.  No comparable interest expense was recorded during the three and nine months ended September 30, 2007.

At September 30, 2008 and December 31, 2007, $282 and $282, respectively, relating to amounts due from stockholders is included within other current assets on the consolidated balance sheets. These amounts were paid by the Company on behalf of four stockholders in connection with the March 2007 sale of stock by each of the stockholders.

During the second quarter of 2008, the Company completed transactions resulting in the sale of an aggregate of $100,500 worth of its unregistered common stock, of which $500, or 62,814 shares, was purchased by a member of the Company’s Board of Directors at a price of $7.96 per share and an aggregate of $100,000 worth, or 12,562,814 shares, were purchased by TP, TCP, TOF, and T25 at a price of $7.96 per share.  Thomas Weisel Partners issued a fairness opinion in connection with both transactions.

On April 24, 2008, TMF, TP, and TOF each converted the full original principal amount of their respective 9.5% related party notes into shares of Company common stock. Upon conversion, an aggregate of 3,333,332 shares of the Company’s common stock were issued to TMF, TP and TOF.  Interest that had accumulated in the aggregate amount of $1,223 on the notes as of the conversion date was paid in cash by the Company to TMF, TP, and TOF with cash.

On January 16, 2008, to finance the cash portion of the EMS acquisition, the Company sold an aggregate of 2,031,250 shares of unregistered common stock in a private placement to TP and T25 at $8.48 per share for a total purchase price of $17,225, pursuant to a previously disclosed Amended and Restated Securities Purchase Agreement with TCP, TP and T25.

Note 17 – Commitments and contingencies

Customer disputes

The Company is involved in a pricing dispute with one of its customers with total disputed amounts approximating $2,249 as of September 30, 2008.  The Company has provided in its allowance for uncollectible accounts the portion of the disputed amounts due that management estimates may be uncollectible.

Purchase commitments

The Company has a purchase contract with a foreign vendor with total commitments outstanding of $18,014 with expected shipment through 2009.  During the three and nine months ended September 30, 2008, the Company recorded net foreign currency gain (loss) in the statement of operations of $6 and ($57), respectively, due to the decline in the value of the U.S. Dollar relative to the Euro.  This commitment price was converted from Euros to U.S. dollars during the quarter ended September 30, 2008, and no further foreign currency exposure exists with regard to this commitment.  Additionally, the Company issued commitments for land, buildings, raw steel, and equipment associated with the expansion of operations.

Below is a summary of total Company’s estimated future amounts due:

Period
2008 (remaining three months)	$44,297
2009	18,122
2010	1,568
Total commitment	$63,987

Other

The Company is also subject to legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the consolidated financial statements.

In connection with the Badger acquisition, the Company was required to fund approximately $4,500 of equipment purchases that Badger had on order for expansion.  The Company has funded $4,384 of this commitment as of November 3, 2008.

Note 18 – Segment information

During the second quarter of 2008, management changed the Company’s reportable segments to reflect changes in the management reporting structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. The revised reporting structure includes two segments: “Products” (formerly “Products and Components”) and “Services” (formerly “Service, Transportation and Maintenance.” The Company’s segments and their product and service offerings are summarized below:

Products

This Products segment includes the manufacturing of components for the wind and energy-related industries, including tower support structures, gearing systems, and mining and other heavy equipment.  The Products segment combines previously reported segments of “Towers and Fabrication” and “Gearing Systems”.

Services

The Services segment was established upon acquisition of EMS in January 2008 and was supplemented by the Badger acquisition during the second quarter of 2008.  This segment includes construction, operations, support, maintenance, and component repairs for wind turbines and specialized heavy-haul trucking services.

Other

The Company applies the provisions of EITF 04-10 for segment reporting. Under the provisions of EITF 04-10, any operating segments that do not individually meet the aggregation criteria or quantitative thresholds described in SFAS 131 may be combined with other operating segments that do not individually meet the aggregation criteria or quantitative thresholds to form a separate reportable segment. The Company has combined all operating segments that do not individually meet the aggregation criteria established in SFAS 131 to form the “Other” segment for segment reporting. The Other segment is comprised of activities of corporate administration activities, and elimination of intercompany transactions.

Below is a summary of segment operations for the three and nine months ended September 30, 2008 and 2007. For the three and nine months ended September, 2007, the Company operated as a single segment, as the Company’s only subsidiary in existence as of September 30, 2007 was its Tower Tech subsidiary.

	Products	Services	Other	Total
As of and for the three months ended September 30, 2008
Revenues from external customers	$51,042	$13,501	$(55)	$64,488
Cost of sales	43,792	8,341	56	52,189
Gross profit	$7,250	$5,160	$(111)	$12,299
Net income (loss)	$1,400	$(549)	$(4,290)	$(3,439)
Total assets	$289,768	$68,387	$25,908	$384,063

	Products	Services	Other	Total
As of and for the nine months ended September 30, 2008
Revenues from external customers	$115,331	$25,205	$(54)	$140,482
Cost of sales	95,594	14,531	(43)	109,815
Gross profit	$19,737	$10,674	$(11)	$30,667
Net income (loss)	$3,190	$(1,373)	$(10,672)	$(8,855)
Total assets	$289,768	$68,387	$25,908	$384,063

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for three and nine months ended September 30, 2008, and the three and nine months ended September 30, 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic earnings per share calculation:

Net (loss) income to common stockholders	$(3,439)	$683	$(8,855)	$1,344
Weighted average of common shares outstanding	96,470,415	47,724,464	87,692,295	44,969,545
Basic net (loss) income per share	$(0.04)	$0.01	$(0.10)	$0.03

Diluted earnings per share calculation:
Net (loss) income to common stockholders	$(3,439)	$683	$(8,855)	$1,344
Weighted average of common shares outstanding	96,470,415	47,724,464	87,692,295	44,969,545
Stock options (1)	—	—	—	—
Diluted weighted average of common shares outstanding	96,470,415	47,724,464	87,692,295	44,969,545
Diluted net (loss) income per share	$(0.04)	$0.01	$(0.10)	$0.03

(1)             The options granted and outstanding would be anti-dilutive given the Company’s net loss. The options have therefore been excluded from diluted earnings per share.

Note 20 – Disclosures about fair values of financial instruments

The estimated fair values of the Company’s financial instruments are as follows for the dates indicated:

	September 30, 2008		December 31, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$34,392	$34,392	$5,782	$5,782
Prepaid expenses and other current assets	18,082	18,082	1,946	1,946

LIABILITIES:
Capital lease obligations, including current maturities	1,591	1,425	986	1,028
Long-term debt, including current maturities and lines of credit & notes payable	39,215	38,611	55,753	56,731
Interest rate swaps	404	404	388	388

Trade receivables and payables have an estimated market value equal to their carrying value. The fair value of long-term debt is estimated based on approximate borrowing rates currently available to Broadwind Energy for debt equal to the existing debt maturities.

Note 21 – Subsequent events

Tower Tech’s line of credit with Investors Community Bank has a maturity date of October 22, 2008.  Investors Community Bank has offered to extend the maturity date of the line of credit to April 22, 2009 and Tower Tech is currently evaluating the extension terms.

On October 31, 2008, the Company executed an amendment (the “Amendment”) to its existing Registration Rights Agreement with Tontine, pursuant to which the Company has agreed to register Tontine’s shares for resale. The amendment extends the deadline for the Company’s obligation to file a registration statement to December 31, 2008.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1 , “Condensed Consolidated Financial Statements” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2.  Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties.

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

Our business is dedicated to the production and servicing of components for energy and infrastructure-related industries. We are primarily focused on the manufacturing components for the wind and energy-related industries, including: tower support structures through our Tower Tech Systems, Inc. (“Tower Tech”) subsidiary; mining and other heavy equipment through our R.B.A. Inc. (“RBA”) subsidiary; gearing systems through our Brad Foote Gear Works, Inc. (“Brad Foote”) subsidiary; construction, operations support, maintenance, and component repairs for wind turbines through our

Energy Maintenance Service, LLC (“EMS”) subsidiary; and specialized heavy haul trucking services through our Badger Transport, Inc. (“Badger”) subsidiary.

Manitowoc, Wisconsin serves as the main location of the manufacturing facilities for Tower Tech, which is currently constructing additional wind tower manufacturing facilities in Brandon, South Dakota and Abilene, Texas.  RBA’s main facility is located in Manitowoc, Wisconsin and RBA operates a second facility in Clintonville, Wisconsin.  Brad Foote has manufacturing and administrative facilities in Cicero, Illinois and Neville Island, Pennsylvania. EMS is headquartered in Gary, South Dakota and operates service hubs in Abilene, Texas and Howard, South Dakota.  Badger is headquartered in Clintonville, Wisconsin with equipment frequently dispatched throughout the United States.

Management believes the following accounting policies to be critical to our financial condition, results of operations, and cash flow, and to require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete and when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable, collectability is reasonably assured, and delivery has occurred per the contract terms. Customer deposits and other receipts are deferred and recognized when earned.

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

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We do not believe there that this will have a material effect on our consolidated financial position or results of operations.

Accounting Pronouncements Not Yet Adopted in this Report

SFAS 157-2

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

Consolidated Results of Operations - Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

(in thousands)

The following table sets forth selected, condensed, unaudited consolidated financial data for the periods indicated.

	Three Months Ended September 30,				Change
	2008	%	2007 (1)%		$
	(in thousands, except for percentages)
Net sales	$64,488	100%	$3,123	100%	$61,365
Cost of sales	52,189	81%	1,839	59%	50,350
Gross profit	12,299	19%	1,284	41%	11,015

Operating expenses
Selling, general, and administrative expenses	12,110	19%	694	22%	11,416
Amortization of intangible assets	2,932	5%	—	0%	2,932
Total operating expenses	15,042	23%	694	22%	14,348

Operating (loss) income	(2,743)	-4%	590	19%	(3,333)

Other income (expense)
Interest income, net	90	0%	93	3%	(3)
Other, net	(319)	0%	—	0%	(319)
Other income (expense), net	(229)	0%	93	3%	(322)
Net (loss) income before provision for income taxes	(2,972)	-5%	683	22%	(3,655)
Provision for income taxes	467	0%	—	0%	467
Net (loss) income	$(3,439)	-5%	$683	22%	$(4,122)

	Nine Months Ended September 30,				Change
	2008	%	2007 (1)%		$
	(in thousands, except for percentages)
Net sales	$140,482	100%	$7,985	100%	$132,497
Cost of sales	110,082	78%	4,888	61%	105,194
Gross profit	30,400	22%	3,097	39%	27,303

Operating expenses
Selling, general, and administrative expenses	28,475	20%	1,906	24%	26,569
Amortization of intangible assets	8,249	6%	—	0%	8,249
Total operating expenses	36,724	26%	1,906	24%	34,818

Operating (loss) income	(6,324)	-5%	1,191	15%	(7,515)

Other income (expense)
Interest (expense) income, net	(1,921)	-1%	153	2%	(2,074)
Other, net	57	0%	—	0%	57
Other (expense) income, net	(1,864)	-1%	153	2%	(2,017)
Net (loss) income before provision for income taxes	(8,188)	-6%	1,344	17%	(9,532)
Provision for income taxes	667	0%	—	0%	667
Net (loss) income	$(8,855)	-6%	$1,344	17%	$(10,199)

(1)          The data for the three and nine months ended September 30, 2007 do not reflect the results of RBA, Brad Foote, EMS or Badger, which were acquired on October 1, 2007, October 19, 2007, January 16, 2008, and June 4, 2008, respectively.

Our results for the three and nine months ended September 30, 2007 include our Tower Tech subsidiary only. We believe the table below, which presents operations by segment for the three and nine months ended September 30, 20008, is helpful in analyzing the consolidated results of operations for the three and nine months ended September 30, 2008.  Please refer to Results of Operations by Business Segment (below) for further discussion on the financial performance of our business segments.

	Three Months Ended September 30, 2008
	Products	Services	Other	Total

Net sales	$51,042	$13,501	$(55)	$64,488
Cost of sales	43,792	8,341	56	52,189
Gross profit	$7,250	$5,160	$(111)	$12,299

	Nine Months Ended September 30, 2008
	Products	Services	Other	Total

Net sales	$115,331	$25,205	$(54)	$140,482
Cost of sales	95,594	14,531	(43)	110,082
Gross profit	$19,737	$10,674	$(11)	$30,400

Sales and Cost of Sales.  For the three and nine-month periods ended September 30, 2008, consolidated net sales were $64,488 and $140,482, respectively, with related cost of sales during that period of $52,189 and $110,082, respectively, for a gross profit of $12,299 and $30,400, respectively. In comparison, during the three and nine-month periods ended September 30, 2007, we generated sales of $3,123 and $7,985, respectively, with related cost of sales of $1,839 and $4,888, respectively, for a gross profit of $1,284 and $3,097, respectively. The increase in consolidated sales of $61,365 and $132,497 for the three and nine-month periods ended September 30, 2008, respectively, as compared to the same periods in 2007, was primarily due to the acquisition of Brad Foote and RBA during the fourth quarter of 2007, the acquisition of EMS during the first quarter of 2008, and the acquisition of Badger in the second quarter of 2008, as well as increased revenues at Tower Tech.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $12,110 and $28,475 for the three and nine-month period ended September 30, 2008 from $694 and $1,906 for the same respective periods in 2007. The overall increase to SG&A is largely due to inclusion of the SG&A expenses related to operating the companies acquired during the fourth quarter of 2007 and first nine months of 2008, and is also attributable to increased professional fees and expenses related to the costs associated with being a public company, including SEC and Sarbanes-Oxley Section 404 compliance. In addition, we continued to hire and integrate new members of our management team and other operations, accounting and administrative professionals who joined Broadwind over the past several quarters. In the three and nine-months ended September 30, 2008, we incurred, respectively, $224 and $1,128 of stock-based compensation expense in connection with stock option grants made under the Broadwind Energy, Inc. 2007 Equity Incentive Plan, which was approved by our Board of Directors in August 2007 and approved by our stockholders at our 2008 Annual Meeting. There was no such plan or related expense during the three and nine-month period ended September 30, 2007. As a percentage of net sales, SG&A was 19% and 20% for the three and nine-months ended September 30, 2008, respectively, as compared to 22% and 24% for the three and nine-months ended September 30, 2007, respectively.

Amortization of Intangible Assets.  Amortization expense of $2,932 and $8,249 for the three and nine-month periods ended September 30, 2008, respectively is due to our acquisitions and the amortization of intangible assets related to the purchases of RBA, Brad Foote, EMS, and Badger.

Other Income (Expense), Net.  Other income and expense consists primarily of interest income and expense. Net interest income (expense) was $90 and ($1,921) for the three and nine-month periods ended September 30, 2008, respectively, compared to interest income of $93 and $153 for the same respective periods in 2007.   Other income (expense), net consists of derivative gains/losses from interest rate swaps, losses from foreign currency transactions and income from insurance refunds. These other components totaled income (expense) of approximately ($319) and $57 for the three and nine months ended September 30, 2008, respectively, and $0 and $0 for the three and nine months ended September 30, 2007, respectively.

The following provides a discussion of our operating results by business segment for the three and nine months ended September 30, 2008 and 2007.

Results of Operations by Business Segment - Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

(in thousands)

As of September 30, 2008, we were managing and reporting operating results through two business segments:  “Products” and “Services”. As discussed in Note 18 to our condensed consolidated financial statements, “Segment Information,” our management uses revenue and gross margin to evaluate segment performance and allocate resources among segments. Operations data for the three and nine month periods ended September 30, 2008 is summarized by segment below:

Products Segment

The table below presents the results of operations of our Products segment for the periods indicated:

	Three Months Ended September 30,				Change
	2008 (1)%		2007	%	$	%
	(in thousands, except for percentages)
Net sales	$51,042	100.0%	$3,123	100.0%	$47,919	1534.4%
Cost of sales	43,792	85.8%	1,839	58.9%	41,953	2281.3%
Gross profit	$7,250	14.2%	$1,284	41.1%	$5,966	464.6%

	Nine Months Ended September 30,				Change
	2008 (1)%		2007	%	$	%
	(in thousands, except for percentages)
Net sales	$115,331	100.0%	$7,985	100.0%	$107,346	1344.3%
Cost of sales	95,594	82.9%	4,888	61.2%	90,706	1855.7%
Gross profit	$19,737	17.1%	$3,097	38.8%	$16,640	537.3%

(1)          The data for the three and nine months ended September 30, 2007 do not include the results of operations of RBA and Brad Foote, each of which were acquired during the fourth quarter of 2007.

Sales and Cost of Sales.  For the three and nine-month periods ended September 30, 2008, net sales were $51,042 and $115,331, respectively, with related cost of sales during the periods of $43,792 and $95,594, respectively, for a gross profit of $7,250 and $19,737 respectively, or 14.2% and 17.1%, respectively. During the comparable periods of 2007, we generated sales of $3,123 and $7,985, respectively, with related cost of sales of $1,839 and $4,888, respectively, for a gross profit of $1,284 and $3,097 respectively or 41.1% and 38.8%, respectively.   The increases in profitability between 2007 and 2008 generally relate to increased volumes and production efficiencies at Tower Tech and the addition of Brad Foote.

Services Segment:

The table below presents the results of operations of our Services segment for the three and nine-month periods ended September 30, 2008:

Three Months Ended September 30,
2008 (1)%
(in thousands, except for percentages)
Net sales	$13,501	100.0%
Cost of sales	8,341	61.8%
Gross profit	$5,160	38.2%

Nine Months Ended September 30,
2008 (1)%
(in thousands, except for percentages)
Net sales	$25,205	100.0%
Cost of sales	14,531	57.7%
Gross profit	$10,674	42.3%

(1)       The results presented for our Services segment includes:  (i) results of operations of EMS from January 16, 2008, the date Broadwind acquired EMS, through September 30, 2008, and (ii) results of operations of Badger from June 4, 2008, the date Broadwind acquired Badger, through September 30, 2008.

Sales and Cost of Sales.  Net sales for the period from January 16, 2008 through September 30, 2008 were $25,205. Related costs of sales were $14,531, which resulted in a gross profit of $10,674 or 42.3%.  There were no prior period operations in this segment.

Liquidity and Capital Resources
(in thousands, except share data)

Our primary operational liquidity and capital requirements have been for expenses associated with the purchase and maintenance of property and equipment that will improve our manufacturing capacity and efficiency, costs related to our acquisitions and related integration, as well as expenses and investments related to our general business needs. Our main sources of liquidity and capital have been cash from financing activities.

During 2007 and the first two quarters of 2008, we made significant investments in growing our business through the acquisitions of Brad Foote, RBA, EMS and Badger. The acquisitions required significant amounts of capital, which were provided by our existing cash balance, private placements of our common stock, and borrowings from various third parties.

At September 30, 2008, we had cash of $34,392, and working capital of $47,187 compared to cash of $5,782 and a working capital deficit of $27,697 at December 31, 2007. The increase in cash was due primarily to the equity financing completed during the second quarter of 2008, described below under the heading “Financing Cash Flows.”  The Company’s restricted cash increased by $10,436 during the nine months ended September 30, 2008, primarily due to cash deposits received from customers during the third quarter of 2008 as per the terms of the contracts.  The restrictions on this cash are expected to be relieved over the next several quarters.

Operating Cash Flows

Net cash used in operating activities was $5,812 for the nine months ended September 30, 2008 compared to $130 provided by operations during the nine months ended September 30, 2007.  For the nine months ended September 30, 2008, our net loss was $8,855 compared to net income of $1,344 for the comparable period in 2007. The increase in working capital needs driven by raw material purchases at our Tower Tech subsidiary and increases in inventory at our Brad Foote subsidiary contributed to the negative cash flow from operations for the period.

Investing Cash Flows

Cash used in investing activities totaled $84,646 for the nine months ended September 30, 2008 as compared to $4,104 for the nine months ended September 30, 2007. Purchases of property and equipment related to the expansion of our Brad Foote and Tower Tech subsidiaries as well as our acquisition activity during the period were the primary factors for the cash used in investing activities.  In addition to the issuance of Broadwind common stock, the Company paid $5,811 in cash for the acquisition of Badger and $18,429 in cash for the acquisition of EMS, excluding related acquisition costs, during the nine month period ended September 30, 2008.  Additionally, an increase in customer deposits increased the Company’s restricted cash by $10,436.

Financing Cash Flows

For the nine months ended September 30, 2008, net cash provided by financing activities was $119,068, which consisted primarily of the $100,000 private placement, funded in April and June 2008, to Tontine Capital Partners, L.P. (“TCP”), Tontine Partners, L.P. (“TP”), Tontine Overseas Fund Ltd., (“TOF”) and Tontine 25 Overseas Master Fund L.P. (“T25” and collectively with Tontine Capital Overseas Master Fund, L.P. (“TMF”), TCP, TP, TOF and their affiliates, “Tontine”).  In addition, our short- and long-term borrowings increased by $1,398 and $5,442, respectively, which was offset by payments on short- and long-term borrowings of $4,849 and payments on capital lease obligations of $453.  In addition, on January 16, 2008, to finance the cash portion of the EMS acquisition, the Company sold an aggregate of 2,031,250 shares of unregistered common stock in a private placement to TP and T25 at $8.48 per share for a total purchase price of $17,225, pursuant to a previously disclosed Amended and Restated Securities Purchase Agreement with TCP, TP and T25.

Third Quarter Activity

On September 30, 2008 EMS paid-off all outstanding long-term debt and short term notes payable due to DNB National Bank.  The total amounts satisfied were $2,420 in principal and $5 in outstanding interest.

Previous Activity

On April 22, 2008, the Company entered into a Securities Purchase Agreement with certain Tontine parties, which provided for the purchase of an aggregate of 12,562,814 shares of Company common stock by Tontine at a price of $7.96 per share for a total purchase price of approximately $100,000. We received the first tranche of proceeds in the amount of $40,000 on April 24, 2008. The second tranche of proceeds in the amount of $60,000 was received on June 5, 2008.   On April 22, 2008, the Company entered into a Securities Purchase Agreement with a member of the Company’s Board of Directors, which provided for the purchase of 62,814 shares of Company common stock at a price of $7.96 per share for a total purchase price of approximately $500.  The funding for this investment was provided on April 24, 2008.  Thomas Weisel Partners issued a fairness opinion in connection with both transactions.

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

In connection with our acquisition of Brad Foote, we assumed approximately $25,500 of outstanding senior debt, and available lines of credit, including the following loans that Brad Foote had obtained from Bank of America, formerly known as LaSalle Bank National Association (“BOA”) pursuant to a Loan and Security Agreement dated as of January 17, 1997, as amended (the “Loan Agreement”): (i) a $7,000 revolving line of credit loan (the “Revolving Loan”); (ii) a consolidated term loan in the original principal sum of approximately $7,800 (the “Term Loan”); (iii) an $11,000 non-revolving equipment line of credit (the “Equipment Loan”); and (iv) a $9,000 non-revolving equipment line of credit with a term conversion feature (the “Equipment Loan No. 2”).

The Revolving Loan, which was scheduled to mature on June 30, 2008, had approximately $5,700 outstanding at closing of the Brad Foote acquisition, with $10,000 outstanding at September 30, 2008.  The Revolving Loan was extended on September 29, 2008 to a maturity date of January 15, 2009.  Interest is payable monthly and accrues on the Revolving Loan advances at a variable rate of Prime minus 1% (the “Base Rate”). The Term Loan, which matures on January 31, 2011, had approximately $5,300 outstanding at closing of the Brad Foote acquisition, with $3,686 outstanding at September 30, 2008, and requires monthly principal and interest payments. The monthly amount of principal due is $132 and interest accrues on the outstanding balance of the Term Loan at the Base Rate. The Equipment Loan had approximately $10,000 outstanding at closing of the Brad Foote acquisition with $7,833 outstanding at September 30, 2008. The equipment loan included an option to convert the obligation to a term note on April 29, 2007. This conversion was effected, making the outstanding principal balance payable in monthly principal installments of $183 commencing on May 31, 2007, maturing on April 30, 2012. Interest accrues on the outstanding balance of the converted term loan at the base rate.  The Equipment Loan No. 2, which matures on June 30, 2013, had approximately $4,500 outstanding at closing of the Brad Foote acquisition with $8,582 outstanding at September 30, 2008.  The Equipment Loan No. 2 includes an option to convert the obligation to a term note. Interest was payable monthly at the base rate until June 30, 2008, at which point Brad Foote began making monthly principal payments of $150 plus interest, which accrues at the Base Rate on the outstanding balance of the Equipment Loan No. 2.

The Loan Agreement states that the Revolving Loan, Term Loan, Equipment Loan and Equipment Loan No. 2 are secured by all of the assets of Brad Foote and that Brad Foote must maintain insurance on the collateral. The Loan Agreement requires Brad Foote to comply with standard covenants, including financial covenants relating to ratios of cash flow coverage and senior debt to EBITDA, to provide monthly financial reporting and to submit our annual audited financial statements to BOA at the close of each fiscal year. Each of the Revolving Loan, Term Loan, Equipment Loan and Equipment Loan No. 2 become immediately due and payable upon breach of any covenants or representations made by Brad Foote in the Loan Agreement and upon other customary events of default.  Pursuant to the thirty-first amendment to the Loan Agreement, Brad Foote had an obligation to pay down the outstanding principal amount under the Revolving Loan by September 30, 2008, and made the required payment on October 1, 2008.  Brad Foote received a waiver from Bank of America with respect to this payment, and otherwise was in compliance with the financial and other covenants contained in the Loan Agreement on September 30, 2008.  The covenants contained in the Loan Agreement include restrictions on Brad Foote’s ability to make distributions or dividends and incur indebtedness, which could ultimately affect our ability to undertake additional debt or equity financing. If these covenants prevent us from securing additional financing when necessary, we plan to evaluate alternate sources of funding.

On October 4, 2007, our Tower Tech subsidiary obtained a secured line of credit from Investors Community Bank in the amount of $2,500, which was increased to $5,500 on March 21, 2008. All advances to Tower Tech under the line of credit are guaranteed in full by Broadwind and RBA.  The line of credit has a maturity date of October 22, 2008.  Investors Community Bank has offered to extend the maturity date of the line of credit to April 22, 2009 and Tower Tech anticipates the parties will execute the extension during the fourth quarter of 2008.

On January 16, 2008, we assumed approximately $2,500 of outstanding short- and long-term debt in connection with our acquisition of EMS. The debt is comprised of various loans, which mature on dates ranging from 2008 to 2013.  As of September 30, 2008, $2,420 of this debt has been repaid.

During the remainder of 2008, we plan to finance operations, including equipment purchases and other capital expenditures with working capital and external financing. We believe that we will need to raise additional funding in the near term to finance operations and meet revenue, profitability and strategic goals for the foreseeable future. In addition, we continue to evaluate and assess potential strategic acquisition targets. Cash requirements for any future acquisitions may be substantial; however, we cannot estimate the cash or other consideration that may be required to finance such transactions. Unprecedented disruptions in the current credit and financial markets, particularly in the

United States and Europe, have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies.  These disruptions could make it more difficult for us to obtain financing for our operations, acquisitions and anticipated capital expenditures or increase our cost of obtaining financing, which could have a material adverse effect on our liquidity, results of operations and financial condition.

Interest Rate Risk

We hedge certain of our variable interest debt with fixed rate interest rate swaps. These swaps resulted in a loss of ($27) and ($16) for the three and nine months ended September 30, 2008, respectively, which is reported within other income/(expense) in our statement of operations.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis or Plan of Operation contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Any statements contained herein that are not historical fact, may be deemed forward-looking statements.  In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue,” “intend” or similar expressions.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are based upon current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Any forward-looking statements made herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Our forward-looking statements include or relate to the following: (i) our plans to continue to grow our business through acquisitions and integration of previous and future acquisitions; (ii) our beliefs with respect to the sufficiency of our working capital and our plans to evaluate alternate sources of funding if necessary; (iii) our ability to comply with loan covenants; (iv) our expectations relating to construction of new facilities and expansion of existing facilities; (v) our plans with respect to the use of proceeds from financing activities; (vi) our beliefs and expectations relating to the recent economic downturn and the potential impact it may have on our business; and (vii) the anticipated benefits of our remediation efforts on the strength of our internal control processes and our plans with respect to future remediation efforts.  Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We caution investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by us or on our behalf. These factors include, but are not limited to, our ability to successfully identify strategic acquisition targets and consummate acquisitions on terms favorable to us; the successful integration of acquired businesses; our need for and ability to obtain additional capital; the impact of the recent economic downturn on the wind energy industry; the continued availability of capital and financing on terms favorable to us; our ability to hire and retain management and other employees; delays in completing facility expansions; our ability to successfully remediate internal control deficiencies; other general business and economic conditions; and those risks described from time to time in our reports to the Securities and Exchange Commission (including in our Annual Report filed on Form 10-KSB). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Stockholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not intend to update publicly or revise any forward-looking statements.

Item 4T.     Controls and Procedures

Material Weaknesses Previously Disclosed

As discussed in Item 8A of our 2007 Annual Report on Form 10-KSB, as of December 31, 2007, we identified certain material weaknesses relating to our accounting policies and procedures, IT environment, general ledger system, financial close and reporting, internal financial expertise, application access, segregation of duties, user developed applications and process level controls. In addition, although we were not required to, and did not, perform a complete assessment of the internal controls of Brad Foote as of December 31, 2007, we identified certain material weaknesses at Brad Foote relating to inventory, cost accounting, accounts receivable, billing and sales, capital expenditures, internal financial expertise and accounting policies and procedures. As also disclosed in our 2007 Annual Report filed on form 10-KSB, we are designing and implementing actions to remediate the identified material weaknesses.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered in this report. In light of the material weaknesses previously disclosed, which have not been completely remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and did not ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weaknesses previously disclosed.

We anticipate the actions to be taken to remediate the material weaknesses and the resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, address the material weaknesses that we identified in our internal control over financial reporting as of December 31, 2007. However, because many of the remediation actions we have undertaken are recent and because some of our remediation actions will be designed to improve our internal control over annual measures, management will not be able to conclude that the material weaknesses have been eliminated until such time as it is able to complete its assessment of the effectiveness of internal control over financial reporting.  While management is exercising its best efforts to remediate material weaknesses and significant deficiencies identified and described above, it cannot provide any assurance as to when such material weaknesses and significant deficiencies will be remediated, and other material weaknesses or significant deficiencies may arise.

Changes in Internal Controls

We are undertaking efforts to remediate the material weaknesses identified in our 2007 Annual Report filed on Form 10-KSB.  During the third quarter of 2008, we continued to use outside experts to supplement the expertise in our internal staff and hired additional experienced and qualified financial professionals. In addition, we have relied on compensating measures including: enhanced communication and involvement of outside legal counsel in reporting and disclosure matters, and the continued involvement of our Audit Committee, the chair of which is a financial expert with extensive accounting and auditing experience.  Further to these efforts, during the second quarter we hired an internal General Counsel and a Director of Compliance to assist in leading efforts surrounding public reporting and compliance with the Sarbanes-Oxley Act of 2002.

Beginning in 2007, we engaged outside consultants to aid in the development of detailed process-level policies and procedures.  We have continued the use of outside consultants to assist in the improvement of our policies and procedures, testing and remediation where necessary to meet the requirements of the Sarbanes-Oxley Act of 2002.

On June 4, 2008, the Company completed the acquisition of Badger.  In connection with the acquisition, we have identified several items that represent material weaknesses or significant deficiencies in the internal control over financial reporting at Badger.   These material weaknesses are summarized below:

Internal Financial Expertise.  The financial management of the company lacked the financial expertise to comply with public company reporting requirements.  This lack of expertise had a significant impact on the ability to timely close Badger’s financial statements.

Accounting Policies and Procedures.  Badger did not have detailed policies and procedures in place to document its control structure and provide a basis for the evaluation of internal control design or operating effectiveness.

Information Technology Environment.  Badger did not have a sophisticated accounting and reporting system to report its results of operations and financial condition.   Additionally, Badger did not have in place adequate access or change controls for its systems.

Segregation of duties.  Badger did not have adequate segregation of duties in place for its accounting personnel.

The Company has begun remediation efforts to mitigate the effects of these deficiencies.

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

In 2008, we began the process of identifying all of our user developed applications and intend to remediate the control deficiencies through controls in the user developed applications themselves or to implement compensating controls.  These efforts, along with the implementation of the new ERP system, which eliminate the user developed applications in critical processes, will continue throughout 2008.  We believe that with the passage of sufficient financial close and reporting cycles to evidence operation of these compensating controls, the control deficiencies will be remediated.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, customer disputes and employment-related claims. To date, none of these types of litigation, most of which are typically covered by insurance, has had a material effect on the Company. We have insured and continue to insure against most of these types of claims. A judgment significantly in excess of our insurance coverage or involving punitive damages, which may not be covered by insurance, could materially adversely affect our financial condition or results of operations.

Item 1A: Risk Factors

Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Our businesses, and therefore our results of operation and financial condition, may be adversely affected by the current disruption in the global credit markets and instability of financial systems.

The recent disruption in the global credit markets, the re-pricing of credit risk and the deterioration of the financial and real estate markets generally, particularly in the U.S. and Europe, have all contributed to a reduction in consumer spending and a decline in the overall U.S. economy.  Although the recent disruptions have been primarily in the housing, financial and insurance sectors, this could further expand to the general economy and other sectors, including the wind energy sector.  Tight credit, increased unemployment and reduced consumer confidence may have negative effects on demand for alternative sources of energy and consequently for our product and service offerings.  In addition, some economists are predicting that the U.S. economy, and possibly the global economy, could enter into a prolonged recession or even a depression as a result of the foregoing factors.  Such a prolonged downturn in the U.S. or global economy could have a material adverse effect on our business in a number of ways, including lower sales and renewal cycles if there is a reduction in demand for wind energy and could have a material adverse effect on our liquidity, results of operations and financial condition.

Volatile financial markets or our own operating performance and liquidity could restrict our ability to access capital, and may increase our borrowing costs.

We rely on access to both short- and long-term capital markets as a source of liquidity for capital requirements not satisfied by cash flows from operations.  If we are not able to access capital at competitive rates, the ability to implement our business plans may be adversely affected.  Unprecedented disruptions in the current credit and financial markets, particularly in the United States and Europe, have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies.  These disruptions could make it more difficult for the Company to obtain debt financing for its operations, acquisitions and anticipated capital expenditures or increase its cost of obtaining financing, which could have a material adverse effect on the Company's liquidity, results of operations and financial condition.

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

The Board of Directors of the Company has established a Finance Committee to, among other things, assist the Board of Directors in monitoring and evaluating the Company’s liquidity, short and long-term financing plans and capital structure.

We are substantially dependent on a few significant customers.

Each of our segments has significant customers and concentrated sales to such customers.  If our relationships with significant customers should change materially, including as a result of decreased customer demand for our products and services due to the impact of current or future economic conditions on our customers, it could be difficult for us to immediately and profitably replace lost sales in such a market where we have significant revenue concentration.

Future sales of our common stock by one or more of our significant stockholders may depress our share price.

Tontine has publicly stated that it will begin to explore alternatives for the disposition of shares of our common stock.  We have granted Tontine registration rights with respect to the Broadwind common stock it holds.  Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Defaults Upon Senior Securities

None

Item 4.        Submission of Matters to a Vote of Security Holders

None

Item 5.        Other Information

None

Item 6.        Exhibits

See the Exhibit Index following the signature page to this report

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND ENERGY, INC.

November 14, 2008	By:	/s/ J. Cameron Drecoll
J. Cameron Drecoll
Chief Executive Officer

November 14, 2008	By:	/s/ Matthew J. Gadow
Matthew J. Gadow
Chief Financial Officer

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

Exhibit Number	Exhibit
10.1

Amendment No. 2 to Registration Rights Agreement between the Company, Tontine Capital Partners L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine 25 Overseas Master Fund, L.P., and Tontine Overseas Fund, Ltd. dated July 18, 2008 — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 23, 2008.

10.2	Thirtieth Amendment, dated August 30, 2008, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association*
10.3	Note Extension Agreement between Brad Foote and LaSalle Bank National Bank dated August 30, 2008*
10.4

Amendment No. 3 to Registration Rights Agreement between the Company, Tontine Capital Partners L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine 25 Overseas Master Fund, L.P., and Tontine Overseas Fund, Ltd. dated September 12, 2008 — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 12, 2008.

10.5	Thirty-First Amendment, dated September 29, 2008, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association*
10.6	Note Extension Agreement between Brad Foote and LaSalle Bank National Bank dated September 29, 2008*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer*

*                                         Filed herewith.