Form 10-Q/A
period 2008-09-30
BROADWIND ENERGY, INC.
filed 2008-11-19
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

Broadwind Energy, Inc., referred to as the “Company,” “Broadwind” or “we”, “us” or “our,” is filing this Amendment No. 1, referred to as the “Amendment,” to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, referred to as the “Original Form 10-Q,” filed on November 14, 2008 with the Securities and Exchange Commission, referred to as the “SEC,” to correct certain information in “—Item 1. Financial Statements” of Part I of the Original Form 10-Q.

We are making corrections to information in “—Item 1. Financial Statements —Notes to Condensed Consolidated Financial Statements (unaudited) — Note 12 — Income taxes, and Note 18 — Segment information” of Part I of the Original Form 10-Q. These corrections relate to amounts included in such notes concerning (i) the “Provision for income taxes” for the three- and nine-month periods ended September 30, 2008, (ii) the net deferred tax liability as of September 30, 2008 related to temporary differences in indefinite-lived assets, and (iii) total cost of sales and gross profit for the nine-month period ended September 30, 2008.

We believe that the foregoing corrections made in the Amendment are not, individually or in the aggregate, material to our business, financial condition or results of operations.

In addition, pursuant to the rules of the SEC, “—Item 6. Exhibits” of Part II of the Original Form 10-Q has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended, which certifications are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as required to reflect the items described above, no attempt has been made in this Amendment to modify or update disclosures in the Original Form 10-Q. This Amendment does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related disclosures. Information not affected by this Amendment is unchanged and reflects the disclosure made at the time of the filing of the Original Form 10-Q with the SEC on November 14, 2008. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-Q, and such forward looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings, as applicable.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(Loss) income before provision for income taxes	$(2,972)	$683	$(8,188)	$1,344
Provision for income taxes	467	—	667	—
Net (loss) income	$(3,439)	$683	$(8,855)	$1,344

Effective tax rates differ from federal statutory income tax rates primarily due to changes in valuation allowance and provisions for state and local income taxes. Consistent with 2006 and 2007, the Company continues to maintain a full valuation allowance against net deferred tax assets exclusive of deferred tax liabilities associated with indefinite-lived assets. As of September 30, 2008, after valuation allowance, the Company has a net deferred tax liability of $1,294 related to temporary differences in indefinite-lived assets. These indefinite-lived assets consist of tax deductible goodwill from recent business acquisitions. The income tax expense for the three and nine months ended September 30, 2008 of $467 and $667, respectively relates to the current quarter temporary differences in these indefinite-lived assets.

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

We rely on access to both short- and long-term capital markets as a source of liquidity for capital requirements not satisfied by cash flows from operations.  If we are not able to access capital at competitive rates, the ability to implement our business plans may be adversely affected.  Unprecedented disruptions in the current credit and financial markets, particularly in the United States and Europe, have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies.  These disruptions could make it more difficult for the Company to obtain debt financing for its operations, acquisitions and anticipated capital expenditures or increase its cost of obtaining financing, which could have a material adverse effect on the Company’s liquidity, results of operations and financial condition.

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

BROADWIND ENERGY, INC.

November 19, 2008	By:	/s/ J. Cameron Drecoll
J. Cameron Drecoll
Chief Executive Officer

November 19, 2008	By:	/s/ Matthew J. Gadow
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