Form 10-Q/A
period 2008-09-30
BROADWIND ENERGY, INC.
filed 2009-03-16
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.2)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 11, 2009, 96,477,915 shares of common stock were outstanding.

EXPLANATORY NOTE

Broadwind Energy, Inc., referred to as the “Company,” “Broadwind” or “we,” “us,” or “our,” is filing this Amendment No. 2, referred to as the “Second Amendment,” to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, referred to as the “Amended Form 10-Q,” filed on November 19, 2008 with the Securities and Exchange Commission, referred to as the “SEC,” to:

•                  restate certain financial information related to inventory, income taxes, and revenue as discussed in Note 1 to the financial statements in “Part I— Item 1. Condensed Consolidated Financial Statements” and in “Part I— Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•                  update tables to reflect purchase price allocation adjustments in “Part I—Item 1 Condensed Consolidated Financial Statements —Notes to Consolidated Financial Statements (unaudited) —Note 3 Acquisitions;”

•                  Update disclosures for the following subsequent events:

•                  update the description and status of the Company’s covenants with Bank of America (“BOA”) and certain loan documents entered into between the Company’s Brad Foote Gear Works, Inc. subsidiary (“Brad Foote”) and Bank of America on December 9, 2008  and January 16, 2009, and March 13, 2009 in “Part I— Item 1. Financial Statements —Notes to Condensed Consolidated Financial Statements (unaudited) —Note 7.  Long-term debt,” “Part I— Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I—Item 1. Condensed Consolidated Financial Statements —Notes to Condensed Consolidated Financial Statements (unaudited) —Note 21. Subsequent Events;”

•                  update the description of the Company’s line of credit with Investors Community Bank in “Part I—Item 1. Condensed Consolidated Financial Statements —Notes to Condensed Consolidated Financial Statements (unaudited) —Note 21. Subsequent Events;”

•                  update the description and status of the agreements of the Company’s Badger Transport, Inc. subsidiary with First National Bank (“FNB”), and the Company’s R.B.A., Inc. (“RBA”) and Tower Tech Systems Inc. (“Tower Tech”) subsidiaries with Investors Community Bank in “Part I—Item 1. Condensed Consolidated Financial Statements —Notes to Condensed Consolidated Financial Statements (unaudited) —Note 21. Subsequent Events;” and “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•                  update the description of the Company’s Registration Rights Agreement (the “Registration Rights Agreement”)  with Tontine Capital Partners, L.P. and certain of its affiliates (collectively, “Tontine”) in Part I— Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I—Item 1. Condensed Consolidated Financial Statements —Notes to Condensed Consolidated Financial Statements (unaudited) —Note 21. Subsequent Events;”

•                  update management’s evaluation of disclosure controls and procedures and internal control over financial reporting in “Part I—Item 4T. Controls and Procedures;”

•                  update the Risk Factors in “Part II— Item 1A. Risk Factors” to discuss the effect of Tontine’s announcement that it will begin to explore alternatives for the disposition of shares of our common stock on the Company’s liquidity;

•                  update the Exhibits in “Part II— Item 6. Exhibits” to include as exhibits to this Second Amendment certain loan documents entered into between Brad Foote and Bank of America on December 9, 2008 and January 16, 2009; and

•                  update the Exhibits in “Part II— Item 6. Exhibits” to include as an exhibit the Waiver to the Registration Rights Agreement executed by Tontine.

History:

As previously disclosed in a Current Report on Form 8-K, on December 1, 2008, the Audit Committee of the Board of Directors of the Company concluded, following a preliminary determination by the Company’s management, that the financial statements contained in the Amended Form 10-Q for the quarterly period ended September 30, 2008 should no longer be relied upon and must be restated.

In conjunction with the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, management conducted a physical inventory at its Cicero, Illinois and Neville Island, Pennsylvania Brad Foote facilities. Based on additional review, subsequent to the filing date, it was determined that the valuation file used to value the inventory contained conversion and other errors, which resulted in an overstatement of the Company’s inventory balance as of September 30, 2008, and an understatement of the Company’s cost of sales in the quarter ended September 30, 2008, in the amount of approximately $2.5 million.

In addition, the Company is incorporating into this Second Amendment certain goodwill and deferred income tax error corrections associated with our June 4, 2008 acquisition of Badger Transport, Inc.  Subsequent to the filing date of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, it was determined that management reflected the revised valuation amounts for some, but not all, of the acquired assets. The change to goodwill, the provision for income taxes and deferred tax liability was approximately $473,000, $401,000 and $72,000, respectively.

The Company is also incorporating into this Second Amendment certain income tax adjustments to correct an error in the Company’s methodology of calculating deferred income taxes.  Specifically, the Company is now using gross state income tax rates versus state income tax rates net of the federal tax benefit in order to calculate deferred federal and deferred state income taxes and associated valuation allowances.  The change to the provision for income taxes and the deferred tax liability was approximately $342,000.

Additionally, the Company determined that an additional charge should be taken during the quarter ended September 30, 2008 to reflect a customer credit related to a multi-stage negotiation with interim accounting implications. The Company will record a charge of $800,000 during the third quarter to reflect this agreement.

In addition, pursuant to the rules of the SEC, “—Item 6. Exhibits” of Part II of the Amended Form 10-Q has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended, which certifications are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.

The specific line-item effect of the restatement on our previously issued unaudited condensed consolidated financial statement as of and for the three and nine months ended September 30, 2008 as filed on Form 10-Q/A on November 19, 2008 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheets as of September 30, 2008
	As reported	Adjustments	Restated
ASSETS:
Inventories, net	$35,429	$(2,517)	$32,912
Goodwill	35,146	(473)	34,673

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accrued liabilities	18,365	800	19,165
Deferred income taxes	1,294	270	1,564

Stockholders’ equity:
Accumulated deficit	(18,731)	(4,060)	(22,791)

	Consolidated Statements of Operations
	Three months ended September 30, 2008			Nine months ended September 30, 2008
	As reported	Adjustments	Restated	As reported	Adjustments	Restated

Net Sales	$64,488	$(800)	$63,688	$140,482	$(800)	$139,682
Cost of sales	52,189	2,517	54,706	110,082	2,517	112,599
Income tax provision	467	743	1,210	667	743	1,410
Net loss	(3,439)	(4,060)	(7,499)	(8,855)	(4,060)	(12,915)

Net loss per common share - basic and diluted	$(0.04)	$(0.04)	$(0.08)	$(0.10)	$(0.05)	$(0.15)
Weighted average common shares outstanding - basic and diluted	96,470,415	—	96,470,415	87,692,295	—	87,692,295

	Consolidated Statements of Cash Flows
	Nine months ended September 30, 2008
	As Reported	Adjustments	Restated
Net loss	$(8,855)	$(4,060)	$(12,915)
Deferred income taxes	391	743	1,134
Inventories, net	(21,487)	2,517	(18,970)
Accrued liabilities	5,271	800	6,071
Net cash used in operating activities	(5,812)	—	(5,812)

Information not affected by this Second Amendment is unchanged and reflects the disclosure made at the time of the filing of the Amended Form 10-Q with the SEC on November 19, 2008. Among other things, forward-looking statements made in the Amended Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the Amended Form 10-Q, and such forward looking statements should be read in their historical context. Accordingly, this Second Amendment should be read in conjunction with the Amended Form 10-Q and the Company’s filings made with the SEC subsequent to the filing of the Amended Form 10-Q, including any amendments to those filings, as applicable.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.      FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash	$34,392	$5,782
Restricted cash	10,936	500
Accounts receivable, net of allowance of $1,135 and $2,983, respectively	31,955	13,541
Inventories, net of allowance of $868 and $1,096, respectively	32,912	12,983
Prepaid expenses and other current assets	18,082	1,946
Total current assets	128,277	34,752
Property and equipment, net of accumulated depreciation of $9,902 and $2,476, respectively	108,736	58,890
Goodwill	34,673	27,611
Intangibles, net of accumulated amortization of $9,904 and $1,655, respectively	108,503	84,022
Other noncurrent assets	884	543
TOTAL ASSETS	$381,073	$205,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit and notes payable	$2,950	$440
Notes payable to related parties	—	25,000
Current maturities of long-term debt	16,939	12,693
Current portions of long-term capital lease obligations	645	300
Accounts payable	31,149	10,136
Accrued liabilities	19,165	12,457
Unearned revenue	1,548	97
Customer deposits	12,011	1,326
Total current liabilities	84,407	62,449
Long-term debt, net of current maturities	19,326	17,620
Capital lease obligations, net of current portions	946	686
Interest rate swaps	404	388
Deferred income taxes	1,564	139
Other noncurrent liabilities	769	—
Total liabilities	107,416	81,282

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value: 150,000, 000 and 100,000,000 shares authorized, respectively: 96,470,415 and 76,260,912 shares issued and outstanding, respectively	96	76
Additional paid-in capital	296,352	133,033
Accumulated deficit	(22,791)	(9,877)
Interest in variable interest entity	—	1,304
Total stockholders’ equity	273,657	124,536
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$381,073	$205,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
	(Restated)		(Restated)
Net sales	$63,688	$3,123	$139,682	$7,985
Cost of sales	54,706	1,839	112,599	4,888
Gross profit	8,982	1,284	27,083	3,097

Operating costs and expenses:
Selling, general and administrative expenses	12,110	694	28,475	1,906
Amortization of intangible assets	2,932	—	8,249	—
Total operating costs and expenses	15,042	694	36,724	1,906
Operating (loss) income	(6,060)	590	(9,641)	1,191

Other income (expense):
Interest income (expense), net	90	93	(1,921)	153
Other, net	(319)	—	57	—
Total other (expense) income, net	(229)	93	(1,864)	153
(Loss) income before provision for income taxes	(6,289)	683	(11,505)	1,344
Income tax provision	1,210	—	1,410	—
Net (loss) income	$(7,499)	$683	$(12,915)	$1,344

Net (loss) income per common share - basic and diluted	$(0.08)	$0.01	$(0.15)	$0.03
Weighted average common shares outstanding - basic and diluted	96,470,415	47,724,464	87,692,295	44,969,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months ended September 30,
	2008	2007
	(Restated)
Cash flows from operating activities:
Net (loss) income	$(12,915)	$1,344

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation	7,457	321
Amortization of intangible assets	8,249	—
Change in valuation of interest rate swap	16	—
Deferred income taxes	1,134	—
Stock issued for marketing costs	—	240
Stock-based compensation expense	988	2
Loss on disposal of assets	4	2
Allowance for doubtful accounts	(1,850)	—
Changes in operating assets and liabilities:
Accounts receivable	(11,454)	(1,695)
Accounts receivable - retainage	—	493
Inventories, net	(18,970)	(313)
Prepaid expenses and other current assets	(15,711)	(178)
Other noncurrent assets	(672)	—
Accounts payable	19,709	65
Accounts payable - related party	—	(722)
Accrued liabilities	6,071	(955)
Unearned revenue	1,446	—
Customer deposits	10,686	1,526
Net cash (used in) provided by operating activities	(5,812)	130

Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(24,597)	(611)
Purchases of property and equipment	(49,613)	(2,993)
Increase in restricted cash	(10,436)	(500)
Net cash used in investing activities	(84,646)	(4,104)

Cash flows from financing activities:
Proceeds from the issuance of common stock	117,390	15,400
Payments of lines of credit	(727)	—
Payments on related party notes	(1,365)	(3,511)
Proceeds from notes payable and lines of credit	1,398	—
Proceeds from long-term debt	5,442	—
Payments on long-term debt	(2,757)	(536)
Principal payments on capital leases	(453)	(123)
Issuance of restricted stock	140	—
Refund of bond issuance costs	—	11
Net cash provided by financing activities	119,068	11,241
Net increase in cash	28,610	7,267
Cash at beginning of period	5,782	125
Cash at end of period	$34,392	$7,392

Non-cash disclosure information:
Common stock issued to partially repay related notes payable	—	1,453
Common stock issued for finders fee related to private placement offering	—	1,491
Equipment purchased utilizing capital lease obligations	—	859
Accounts payable incurred for the purchase of equipment	4,518	—
Common stock issued for acquisitions	19,821	—
Non-cash purchase accounting allocation changes	2,758	—

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

Restatement

We account for the correction of an error in previously issued financial statements in accordance with the provisions of SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”).  In accordance with the disclosure provisions of SFAS 154, when financial statements are restated to correct an error, an entity is required to disclose that its previously issued financial statements have been restated along with a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings or other appropriate component of equity or net assets in the statement of financial position, as of the beginning of the earliest period presented.

As previously disclosed in a Current Report on Form 8-K, on December 1, 2008, the Audit Committee of the Board of Directors of the Company concluded, following a preliminary determination by the Company’s management, that the financial statements contained in the Amended Form 10-Q for the quarterly period ended September 30, 2008 should no longer be relied upon and must be restated.

In conjunction with the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, management conducted a physical inventory at its Cicero, Illinois and Neville Island, Pennsylvania Brad Foote facilities. Based on additional review, subsequent to the filing date, it was determined that the valuation file used to value the inventory contained conversion and other errors, which resulted in an overstatement of the Company’s inventory balance as of September 30, 2008, and an understatement of the Company’s cost of sales in the quarter ended September 30, 2008, in the amount of approximately $2.5 million.

In addition, the Company is incorporating into this Second Amendment certain goodwill and deferred income tax error corrections associated with our June 4, 2008 acquisition of Badger Transport, Inc.  Subsequent to the filing date of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, it was determined that management reflected the revised valuation amounts for some, but not all, of the acquired assets.  The change to goodwill, the provision for income taxes and deferred tax liability was approximately $473, $401, and $72, respectively.

The Company is also incorporating into this Second Amendment certain income tax adjustments to correct an error in the Company’s methodology of calculating deferred income taxes.  Specifically, the Company is now using gross state income tax rates versus state income tax rates net of the federal tax benefit in order to calculate deferred federal and deferred state income taxes and associated valuation allowances.  The change to the provision for income taxes and the deferred tax liability was approximately $342.

Additionally, the Company determined that an additional charge should be taken during the quarter ended September 30, 2008 to reflect a customer credit related to a multi-stage negotiation with interim accounting implications.  The Company will record a charge of $800 during the third quarter to reflect this agreement.  The liability will be relieved through eight payments of $100 during the first eight months of 2009.

The specific line-item effect of the restatement and other recorded adjustments on our previously issued unaudited condensed consolidated financial statement as of and for the three and nine months ended September 30, 2008 as filed on Form 10-Q/A on November 19, 2008 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheets as of September 30, 2008
	As reported	Adjustments	Restated
ASSETS:
Inventories, net	$35,429	$(2,517)	$32,912
Goodwill	35,146	(473)	34,673

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deferred income taxes	1,294	270	1,564
Accrued liabilities	18,365	800	19,165

Stockholders’ equity:
Accumulated deficit	(18,731)	(4,060)	(22,791)

	Consolidated Statements of Operations
	Three months ended September 30, 2008			Nine months ended September 30, 2008
	As reported	Adjustments	Restated	As reported	Adjustments	Restated

Net Sales	$64,488	$(800)	$63,688	$140,482	$(800)	$139,682
Cost of sales	52,189	2,517	54,706	110,082	2,517	112,599
Income tax provision	467	743	1,210	667	743	1,410
Net loss	(3,439)	(4,060)	(7,499)	(8,855)	(4,060)	(12,915)

Net loss per common share - basic and diluted	$(0.04)	$(0.04)	$(0.08)	$(0.10)	$(0.05)	$(0.15)
Weighted average common shares outstanding - basic and diluted	96,470,415	—	96,470,415	87,692,295	—	87,692,295

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

Note 2 — Inventories

The components of inventories as of September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
	(Restated)
Raw materials	$15,302	$4,230
Work-in-process	17,867	8,976
Finished goods	611	873
	33,780	14,079
Less: allowance for excess and obsolete inventories	(868)	(1,096)
Net inventories	$32,912	$12,983

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

The following table summarizes the estimated fair values of the Badger assets acquired and liabilities assumed on the date of the acquisition (as restated):

Current assets	$1,496
Property and equipment	5,232
Intangible - Trade Name	370
Intangible - Customer Relationships	4,380
Intangible - Noncompete Agreement	1,490
Goodwill	5,154
Total assets acquired	18,122
Current liabilities	(2,178)
Capital lease obligations	(1,052)
Long term debt	(2,544)
Deferred tax liability	(353)
Total purchase consideration	$11,995

The Company may adjust goodwill as necessary as it finalizes purchase price allocations for acquisitions.  Typical adjustments include outstanding working capital, professional fees and fixed asset valuations.  Goodwill and intangible assets associated with the purchase of Badger are not expected to be deductible for income tax purposes.

In connection with the Badger acquisition, the Company was required to fund approximately $4,400 of equipment purchases that Badger had on order for expansion.  The Company has funded $4,384 of this commitment which is complete.

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

The following table summarizes the estimated fair values of the EMS assets acquired and liabilities assumed on the date of the acquisition (as restated):

Current assets	$4,712
Property and equipment	1,549
Intangible - Trade Name	1,790
Intangible - Customer Relationships	24,700
Goodwill	4,561
Total assets acquired	37,312
Current liabilities	(3,545)
Long term liabilities	(981)
Total purchase consideration	$32,786

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

Pro Forma Financial Information

The following table, as restated in this Second Amendment to include the effects of the inventory, income tax provision, and deferred income tax adjustments, presents the consolidated financial information for the Company on a pro forma basis, assuming the acquisitions of Brad Foote, EMS and Badger had each occurred as of January 1, 2007. The Company is not including the pro-forma effect of RBA because the impact is not material to its results of operations for the nine-month period ended September 30, 2008 or 2007. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisitions and expected to have a continuing impact on the consolidated results. These items include adjustments to increase depreciation related to the stepped-up basis in machinery and equipment, adjust inventory to fair market value, record amortization of intangible assets, increase interest expense for certain long-term notes payable, and reclassify certain items to conform to the Company’s financial reporting presentation.

The following table, as restated, sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the dates indicated or that may be achieved in the future.

	Nine months ended September 30,
	2008				2007
	As reported	Pro-forma adjustments		Pro-forma	As reported	Pro-forma adjustments		Pro-forma
	(Restated)			(Restated)
Revenues	$139,682	$5,716	(1)	$145,398	$7,985	85,746	(3)	$93,731
Net income (loss)	(12,915)	(1,826	)(2)	(14,741)	1,344	(5,374	)(4)	(4,030)
Earnings (loss) per share basic and diluted earnings	$(0.15)	$(0.02)		$(0.17)	$0.03	$(0.09)		$(0.06)

(1)	Represents revenue of EMS and Badger for the period from January 1, 2008 through the respective acquisition dates.
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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 were as follows (as restated):

Balance as of December 31, 2007	$27,611
EMS acquisition	4,561
Badger acquisition	5,092
Adjustments (1)	(2,591)
Balance as of September 30, 2008	$34,673

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

Note 5 — Accrued liabilities

Accrued liabilities at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
	(Restated)
Accrued operating expenditures	$12,380	$4,217
Reimbursements due under Brad Foote purchase agreement	1,519	5,171
Accrued payroll, employee benefits, and related taxes	3,784	1,894
Accrued interest	21	560
Other	1,461	615
Total accrued liabilities	$19,165	$12,457

Note 6 — Lines of credit and notes payable

Lines of credit and notes payable at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Third party
Line of credit (Libor + 1.75%)	$2,518	$—
Line of credit (Prime + 1.00%)	393	—
Note payable (7.25%)	39	—
Bank note (6.85%)	—	440
Total third party lines of credit and notes payable	2,950	440

Related party
9.5% related party note, subject to conversion	—	25,000
Total related party notes payable	—	25,000
Total lines of credit and notes payable	$2,950	$25,440

Weighted average interest rate	4.49%	9.45%

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

Long-term debt as of September 30, 2008 and December 31, 2007 consisted of the following:

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

Pursuant to the thirty-first amendment to the Loan Agreement, Brad Foote had an obligation to pay down the outstanding principal amount under the Revolving Loan by September 30, 2008, and made the required payment on October 1, 2008.  Brad Foote received a waiver from Bank of America with respect to this payment.  Additionally, the Company failed compliance with two of its covenants, specifically its EBITDA coverage ratio and its cash flow coverage ratio calculations.   The Company has attained a waiver from Bank of America of these covenants as of September 30, 2008, and otherwise was in compliance with the financial and other covenants contained in the Loan Agreement as of September 30, 2008.

Future payments of long-term debt as of September 30, 2008 are summarized below:

Period	Principal amount of long-term debt
(Restated)
2008 (remaining 3 months)	$7,735
2009	10,956
2010	7,004
2011	5,437
2012	3,341
2013	1,792
Thereafter	—
Total	$36,265

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Restated)		(Restated)
(Loss) income before provision for income taxes	$(6,289)	$683	$(11,505)	$1,344
Provision for income taxes	1,210	—	1,410	—
Net (loss) income	$(7,499)	$683	$(12,915)	$1,344

Effective tax rates differ from federal statutory income tax rates primarily due to changes in valuation allowance and provisions for state and local income taxes. Consistent with 2006 and 2007, the Company continues to maintain a full valuation allowance against net deferred tax assets exclusive of deferred tax liabilities associated with indefinite-lived assets. As of September 30, 2008, after valuation allowance, the Company has a net deferred tax liability of $1,564 related to temporary differences in indefinite-lived assets. These indefinite-lived assets consist of tax deductible goodwill from recent business acquisitions. The income tax expense for the three and nine months ended September 30, 2008 of $1,210 and $1,410, respectively relates to the current quarter temporary differences in these indefinite-lived assets.

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

Note 16 — Other related party transactions

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

In connection with the Badger acquisition, the Company was required to fund approximately $4,400 of equipment purchases that Badger had on order for expansion.  The Company has funded $4,384 of this commitment which is complete.

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

Below is a summary, as restated in this Second Amendment to include the effects of the inventory, customer credit,  income tax provision, and deferred income tax adjustments, of segment operations for the three and nine months ended September 30, 2008 and 2007. For the three and nine months ended September, 2007, the Company operated as a single segment, as the Company’s only subsidiary in existence as of September 30, 2007 was its Tower Tech subsidiary.

	Products	Services	Other	Total
	(as restated)
As of and for the three months ended September 30, 2008
Revenues from external customers	$51,042	$13,501	$(855)	$63,688
Cost of sales	46,309	8,341	56	54,706
Gross profit	$4,733	$5,160	$(911)	$8,982
Net loss	$(1,117)	$(549)	$(5,833)	$(7,499)
Total assets	$287,251	$65,476	$28,346	$381,073

	Products	Services	Other	Total
	(as restated)
As of and for the nine months ended September 30, 2008
Revenues from external customers	$115,331	$25,205	$(854)	$139,682
Cost of sales	98,111	14,531	(43)	112,599
Gross profit	$17,220	$10,674	$(811)	$27,083
Net income (loss)	$673	$(1,373)	$(12,215)	$(12,915)
Total assets	$287,251	$65,476	$28,346	$381,073

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for three and nine months ended September 30, 2008, and the three and nine months ended September 30, 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Restated)		(Restated)

Basic earnings per share calculation:

Net (loss) income to common stockholders	$(7,499)	$683	$(12,915)	$1,344
Weighted average of common shares outstanding	96,470,415	47,724,464	87,692,295	44,969,545
Basic net (loss) income per share	$(0.08)	$0.01	$(0.15)	$0.03

Diluted earnings per share calculation:
Net (loss) income to common stockholders	$(7,499)	$683	$(12,915)	$1,344
Weighted average of common shares outstanding	96,470,415	47,724,464	87,692,295	44,969,545
Stock options (1)	—	—	—	—
Diluted weighted average of common shares outstanding	96,470,415	47,724,464	87,692,295	44,969,545
Diluted net (loss) income per share	$(0.08)	$0.01	$(0.15)	$0.03

(1)The options granted and outstanding would be anti-dilutive given the Company’s net loss. The options have therefore been excluded from diluted earnings per share.

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

Note 21 — Subsequent events

As previously disclosed, on December 9, 2008, Brad Foote entered into a thirty-second amendment (the “Loan Agreement Amendment”) to the Loan Agreement. In connection with the Loan Agreement Amendment, Brad Foote and Bank of America also entered into an Amended and Restated Renewal Revolving Note (the “Revolving Loan”) and Note Modification Agreements pertaining to outstanding notes under the Loan Agreement, each dated as of December 9, 2008 (the “Note Modification Agreements” and, together with the Revolving Loan, the “Additional Loan Agreements”).

Under the terms of the Loan Agreement Amendment and the Additional Loan Agreements, Brad Foote and Bank of America agreed (i) to reduce the amount of the Revolving Loan from $10,000 to $7,000, (ii) to waive Brad Foote’s violation of the covenants concerning EBITDA coverage ratio and cash flow coverage ratio calculations set forth in the Loan Agreement (the “Loan Agreement Covenants”), (iii) to modify the interest rate charged on the Notes related to the Note Modification Agreements to equal “Adjusted LIBOR,” generally defined as the rate at which U.S. dollar deposits in a comparable amount are offered generally in the London Interbank Eurodollar market plus 2.5 percent, (iv) that Brad Foote pay down $3,000, from $7,000 to $4,000, of the outstanding balance on the Revolving Loan from a loan with the Company and (v) that Brad Foote pay to Bank of America a covenant waiver fee in the amount of $25.

Prior to disclosing entry into the Loan Agreement Amendment and Additional Loan Agreements, the Company had disclosed Brad Foote’s violation of two covenants in the Loan Agreement. Under the terms of the Loan Agreement Amendment and the Additional Loan Agreements, Bank of America waived Brad Foote’s violation of the Loan Agreement Covenants for the nine-month period ended September 30, 2008. As previously disclosed, on January 16, 2009, Brad Foote, 1309 South Cicero Avenue, LLC, a wholly-owned subsidiary of Brad Foote (“1309”) and 5100 Neville Road, LLC, a wholly-owned subsidiary of Brad Foote (“5100”) entered into an Omnibus Amendment Agreement dated January 15, 2009 (the “Omnibus Amendment”) with Bank of America, amending the Loan Agreement.  Among other things, the Amendment provided that (i) Bank of America waive Brad Foote’s violation of the Loan Agreement Covenants for the period from December 31, 2008 up to but not including January 20, 2009, (ii) the maximum amount that Brad Foote may borrow under the Revolving Note issued under the Loan Agreement is $4,000,000, (iii) the termination date of the Loan Agreement be generally extended to March 15, 2009, (iv) that for interest periods beginning after January 20, 2009, the interest rate payable for notes issued by Brad Foote under the Loan Agreement and under a subsidiary note issued by 1309 and 5100 be equal to the greater of (A) the rate per annum equal to the British Bankers Association LIBOR Rate plus five percent (5%) and (B) six percent (6%), (v) Brad Foote’s financial covenants and events of default be amended and restated and (vi) Brad Foote pay Bank of America an amendment and waiver fee in the amount of $25, as well as all reasonable fees and expenses of Bank of America incurred in connection with the drafting, negotiation, execution, delivery and effectiveness of the Omnibus Amendment.

In connection with the Omnibus Amendment, Brad Foote, 1309, 5100, the Company and Bank of America entered into additional documents on January 16, 2009, including (i) a Pledge Agreement pursuant to which the Company grants Bank of America a first priority security interest in all shares of stock of Brad Foote and all indebtedness to the Company and any promissory notes and/or instruments representing such indebtedness, (ii) an Unconditional Guaranty executed by the Company in favor of Bank of America, whereby the Company guarantees the payment of Brad Foote’s indebtedness under the Loan Agreement and certain other loan documents, certain agreements designed to protect 1309 and 5100 against fluctuations in interest rates, currency exchange rates or commodity prices and any treasury management services provided to 1309 and/or 5100 by Bank of America or any affiliate of Bank of America, (iii) an Unconditional Guaranty executed by each of 1309 and 5100 in favor of Bank of America, whereby each of 1309 and 5100 guarantees the payment of Brad Foote’s indebtedness under the Loan Agreement and (iv) mortgages from 1309, 5100 and Brad Foote to Bank of America, each of (i) through (iv) above dated as of January 15, 2009.

On March 13, 2009, Brad Foote, 1309 and 5100 entered into the Second Omnibus Amendment with BOA, further amending the Loan Agreement, and, in connection therewith, the Company, 1309 and 5100 entered into the Reaffirmation.  Among other things, the Second Omnibus Amendment further amended and restated certain financial covenants under the Loan Agreement and set forth certain additional covenants, including a minimum monthly cumulative EBITDA covenant for Brad Foote.  The Second Omnibus Amendment also provided that (i) BOA waive Brad Foote’s violation of the minimum EBITDA covenant for the period ending December 31, 2008, (ii) Brad Foote pay to BOA $1.5 million of the amount outstanding on the Revolving Loan ($500,000 of which was paid by the Company on behalf of Brad Foote) and that the maturity date of the Revolving Loan be extended to January 15, 2011, (iii) the Revolving Loan be amortized pursuant to monthly payments, (iv) BOA’s revolving credit commitment under the Loan Agreement be terminated, resulting in BOA having no obligation to make revolving loans to Brad Foote under the Loan Agreement, (v) the maturity dates of the Equipment Note, Equipment Note No. 2 and Subsidiary Note be shortened to December 31, 2011 and (vi) Brad Foote pay BOA an extension fee on a monthly basis through the end of 2009.

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

In addition to the covenants described in the preceding paragraph, covenants contained in the Loan Agreement include restrictions on Brad Foote’s ability to make distributions or dividends, incur indebtedness, make subordinated debt payments or make capital expenditures, any of which could ultimately affect our ability to undertake additional debt or equity financing.

On October 31, 2008, the Company executed an amendment (the “Registration Rights Amendment”) to its existing Registration Rights Agreement with Tontine, pursuant to which the Company has agreed to register Tontine’s shares for resale. The Registration Rights Amendment extended the deadline for the Company’s obligation to file a registration statement to December 31, 2008.  On January 9, 2009 Tontine executed a Waiver (the “Waiver”) relating to the Registration Rights Agreement.  The Waiver waives the requirement that the Company file a registration statement to register shares held by Tontine no later than December 31, 2008 and extends the deadline for the Company’s obligation to file such registration statement to March 31, 2009.

On March 13, 2009, Badger obtained a term loan from FNB (the “FNB Term Loan”) in the amount of approximately $1,538.  A portion of the proceeds from the FNB Term Loan was used to pay off the FNB Line and Badger’s existing term loan with FNB referenced above, with the remainder available for working capital. The FNB Term Loan is secured by the inventory, accounts receivable and certain equipment of Badger.  The FNB Term Loan bears interest at a rate of 6.75% per annum, matures on March 13, 2013, and is guaranteed by Broadwind.

In October 2007, Tower Tech obtained a secured line of credit (the “ICB Line”) from Investors Community Bank (“ICB”) in the amount of $2,500, which was increased to $5,500 on March 21, 2008. The ICB Line is secured by substantially all of the assets of Tower Tech and RBA. Draws on the ICB Line bear interest at a variable rate equal to the greater of (A) 4.25% or (B) 1.75% above “The Previous Month Average 30 Day Libor Rate published in The Wall Street Journal.”

On April 7, 2008, RBA executed four (4) promissory notes in favor of ICB (the “ICB Notes”), in the aggregate principal amount of approximately $3,781, as follows: (i) term note in the maximum principal amount of approximately $421, bearing interest at a per annum rate of 6.85%, with a maturity date of October 5, 2012; (ii) term note in the maximum principal amount of $700, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; (iii) term note in the maximum principal amount of $928, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; and (iv) line of credit note in the maximum principal amount of $1,732, bearing interest at a per annum rate of 4.48% until May 1, 2008 and thereafter at “The Previous Month Average 30 Day Libor Rate published in The Wall Street Journal”, with a maturity date of April 5, 2009 (the “Line of Credit Note”). The ICB Notes provide for multiple advances, and are secured by substantially all of the assets of RBA.

Pursuant to a Commercial Debt Modification Agreement dated as of October 22, 2008, Tower Tech and ICB extended the maturity date of the ICB Line to April 22, 2009. In connection with the extension, Broadwind provided re-executed guaranties to ICB for all debt owed by each of Tower Tech and RBA to ICB. In addition, Tower Tech re-executed its guaranty for debts owed by RBA to ICB, and RBA re-executed its guaranty for debts owed to ICB by Tower Tech.

We anticipated that each of Tower Tech and RBA would be in violation of certain financial covenants relating to net worth and debt to net worth ratio as of December 31, 2008. Tower Tech and RBA each received waivers on December 29, 2008 from ICB for the anticipated violations.

On March 13, 2009, ICB agreed to extend the maturity date of the ICB Line to March 13, 2010 (the “ICB Line Extension Agreement”).  Pursuant to the ICB Line Extension Agreement, Tower Tech agreed to establish new financial covenants with respect to minimum debt service coverage ratio and minimum tangible net worth.  Tower Tech also agreed to retain their primary deposit accounts with ICB and that no additional loans or leases be entered into by Tower Tech without the prior approval of ICB.

On March 13, 2009, ICB agreed to extend the maturity date of the Line of Credit Note to March 13, 2010 (the “ICB Note Extension Agreement”).  Pursuant to the ICB Note Extension Agreement, RBA agreed to establish new financial covenants with respect to minimum debt service coverage ratio and minimum tangible net worth.  RBA also agreed to retain their primary deposit accounts with ICB and that no additional loans or leases be entered into by RBA without the prior approval of ICB.

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

Restatement of Prior Period Financial Statements

We are filing this Amendment No. 2 to Form 10-Q, referred to as the “Second Amendment,” to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 19, 2008 (“the Amended Form 10-Q”) to restate our unaudited interim condensed consolidated financial statements.

Background of the Restatement

On December 1, 2008, the Audit Committee of the Board of Directors of the Company concluded, following a preliminary determination by the Company’s management, that the financial statements contained in the Amended Form 10-Q for the quarterly period ended September 30, 2008 should no longer be relied upon and must be restated.

In conjunction with the filing of the Company’s Form 10-Q as of September 30, 2008, management conducted a physical inventory at its Cicero, Illinois and Neville Island, Pennsylvania Brad Foote facilities. Based on additional review, subsequent to the filing date, it was determined that the valuation file used to value the inventory contained conversion and other errors, which resulted in an overstatement of the Company’s inventory balance as of September 30, 2008, in the amount of approximately $2,517.

The Company is incorporating into this Second Amendment certain goodwill and deferred income tax error corrections associated with our June 4, 2008 acquisition of Badger Transport, Inc.  Subsequent to the filing date of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, it was determined that management reflected the revised valuation amounts for some, but not all, of the acquired assets.  The change to goodwill, the provision for income taxes and deferred tax liability was approximately $473, $401 and $72, respectively.

Additionally, the Company determined that an additional charge should be taken during the quarter ended September 30, 2008 to reflect a customer credit related to a multi-stage negotiation with interim accounting implications. The Company will record a charge of $800 during the third quarter to reflect this agreement.

The Company is also incorporating into this Second Amendment certain income tax adjustments to correct an error in the Company’s methodology of calculating deferred income taxes.  Specifically, the Company is now using gross state income tax rates versus state income tax rates net of the federal tax benefit in order to calculate deferred federal and deferred state income taxes and associated valuation allowances.  The change to the provision for income taxes and the deferred tax liability was approximately $342.

Summary of the Effects of the Restatement

The effect of the adjustments on our condensed consolidated balance sheets resulted in a decrease in inventories in the amount of $2,517 a $473 decrease in goodwill, a $800 increase in accrued liabilities, and a $270 increase in our deferred income tax liabilities, and a corresponding increase in accumulated deficit of $4,060 in our stockholders’ equity section. The effect of the adjustments on our condensed consolidated statements of operations for the three and nine months ended September 30, 2008 resulted in a decrease in sales, an increase in cost of sales, and an increase in income tax provision of $800, $2,517, and $743 respectively, which correspondingly resulted in a $4,060 increase in net loss. For the three and nine months ended September 30, 2008, the effect of the adjustments on our condensed consolidated statements of operations resulted in an increase in net loss per basic and diluted earnings per share of $0.04 and $0.05, respectively. The effect of the adjustments on our condensed consolidated statements of cash flows for the nine months ended September 30, 2008 resulted in a $4,060 increase in our net loss, a $743 increase in the change in our deferred income taxes, a decrease of $2,517 in the change in our inventories, and a $800 increase in the change of our accrued liabilities. All of these respective adjustments to our consolidated statements of cash flows for the nine months ended September 30, 2008 were included in the operating activity section of the consolidated statement of cash flows and did not result in a corresponding change to our total net cash used in operating activities for the nine months ended September 30, 2008.  Accordingly, certain amounts presented in “Part I— Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been restated to reflect these adjustments.

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

Consolidated Results of Operations - Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

(in thousands)

The following table sets forth selected, condensed, unaudited consolidated financial data for the periods indicated.

	Three Months Ended September 30,				Change
	2008	%	2007 (1)%		$
	(in thousands, except for percentages)
	(Restated)	(Restated)			(Restated)
Net sales	$63,688	100%	$3,123	100%	$60,565
Cost of sales	54,706	86%	1,839	59%	52,867
Gross profit	8,982	14%	1,284	41%	7,698

Operating expenses
Selling, general, and administrative expenses	12,110	19%	694	22%	11,416
Amortization of intangible assets	2,932	5%	—	0%	2,932
Total operating expenses	15,042	24%	694	22%	14,348

Operating (loss) income	(6,060)	-10%	590	19%	(6,650)

Other income (expense)
Interest income, net	90	0%	93	3%	(3)
Other, net	(319)	0%	—	0%	(319)
Other income (expense), net	(229)	0%	93	3%	(322)
Net (loss) income before provision for income taxes	(6,289)	-10%	683	22%	(6,972)
Provision for income taxes	1,210	-2%	—	0%	1,210
Net (loss) income	$(7,499)	-12%	$683	22%	$(8,182)

	Nine Months Ended September 30,				Change
	2008	%	2007 (1)%		$
	(in thousands, except for percentages)
	(Restated)	(Restated)			(Restated)
Net sales	$139,682	100%	$7,985	100%	$131,697
Cost of sales	112,599	81%	4,888	61%	107,711
Gross profit	27,083	19%	3,097	39%	23,986

Operating expenses
Selling, general, and administrative expenses	28,475	20%	1,906	24%	26,569
Amortization of intangible assets	8,249	6%	—	0%	8,249
Total operating expenses	36,724	26%	1,906	24%	34,818

Operating (loss) income	(9,641)	-7%	1,191	15%	(10,832)

Other income (expense)
Interest (expense) income, net	(1,921)	-1%	153	2%	(2,074)
Other, net	57	0%	—	0%	57
Other (expense) income, net	(1,864)	-1%	153	2%	(2,017)
Net (loss) income before provision for income taxes	(11,505)	-8%	1,344	17%	(12,849)
Provision for income taxes	1,410	-1%	—	0%	1,410
Net (loss) income	$(12,915)	-9%	$1,344	17%	$(14,259)

(1)   The data for the three and nine months ended September 30, 2007 do not reflect the results of RBA, Brad Foote, EMS or Badger, which were acquired on October 1, 2007, October 19, 2007, January 16, 2008, and June 4, 2008, respectively.

Our results for the three and nine months ended September 30, 2007 include our Tower Tech subsidiary only. We believe the table below, which presents operations by segment for the three and nine months ended September 30, 2008, is helpful in analyzing the consolidated results of operations for the three and nine months ended September 30, 2008.  Please refer to Results of Operations by Business Segment (below) for further discussion on the financial performance of our business segments.

	Three Months Ended September 30, 2008
	Products	Services	Other	Total
	(Restated)
Net sales	$51,042	$13,501	$(855)	$63,688
Cost of sales	46,309	8,341	56	54,706
Gross profit	$4,733	$5,160	$(911)	$8,982

	Nine Months Ended September 30, 2008
	Products	Services	Other	Total
	(Restated)
Net sales	$115,331	$25,205	$(854)	$139,682
Cost of sales	98,111	14,531	(43)	112,599
Gross profit	$17,220	$10,674	$(811)	$27,083

Sales and Cost of Sales.  For the three and nine-month periods ended September 30, 2008, consolidated net sales were $63,688 and $139,682, respectively, with related cost of sales during that period of $54,706 and $112,599, respectively, for a gross profit of $8,982 and $27,083, respectively. In comparison, during the three and nine-month periods ended September 30, 2007, we generated sales of $3,123 and $7,985, respectively, with related cost of sales of $1,839 and $4,888, respectively, for a gross profit of $1,284 and $3,097, respectively. The increase in consolidated sales of $60,565 and $131,697 for the three and nine-month periods ended September 30, 2008, respectively, as compared to the same periods in 2007, was primarily due to the acquisition of Brad Foote and RBA during the fourth quarter of 2007, the acquisition of EMS during the first quarter of 2008, and the acquisition of Badger in the second quarter of 2008, as well as increased revenues at Tower Tech.

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

Products Segment

The table below presents the results of operations of our Products segment for the periods indicated:

	Three Months Ended September 30,				Change
	2008 (1)%		2007	%	$	%
	(in thousands, except for percentages)
	(Restated)	(Restated)			(Restated)	(Restated)
Net sales	$51,042	100.0%	$3,123	100.0%	$47,919	1534.4%
Cost of sales	46,309	90.7%	1,839	58.9%	44,470	2418.2%
Gross profit	$4,733	9.3%	$1,284	41.1%	$3,449	268.6%

	Nine Months Ended September 30,				Change
	2008 (1)%		2007	%	$	%
	(in thousands, except for percentages)
	(Restated)	(Restated)			(Restated)	(Restated)
Net sales	$115,331	100.0%	$7,985	100.0%	$107,346	1344.3%
Cost of sales	98,111	85.1%	4,888	61.2%	93,223	1907.2%
Gross profit	$17,220	14.9%	$3,097	38.8%	$14,123	456.0%

(1) The data for the three and nine months ended September 30, 2007 do not include the results of operations of RBA and Brad Foote, each of which were acquired during the fourth quarter of 2007.

Sales and Cost of Sales.  For the three and nine-month periods ended September 30, 2008, net sales were $51,042 and $115,331, respectively, with related cost of sales during the periods of $46,309 and $98,111, respectively, for a gross profit of $4,733 and $17,220 respectively, or 9.3% and 14.9%, respectively. During the comparable periods of 2007, we generated sales of $3,123 and $7,985, respectively, with related cost of sales of $1,839 and $4,888, respectively, for a gross profit of $1,284 and $3,097 respectively or 41.1% and 38.8%, respectively.   The increases in profitability between 2007 and 2008 generally relate to increased volumes and production efficiencies at Tower Tech and the addition of Brad Foote.

Services Segment:

The table below presents the results of operations of our Services segment for the three and nine-month periods ended September 30, 2008:

Three Months Ended September 30,
2008 (1)%
(Restated)
(in thousands, except for percentages)
Net sales	$13,501	100.0%
Cost of sales	8,341	61.8%
Gross profit	$5,160	38.2%

Nine Months Ended September 30,
2008 (1)%
(Restated)
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

At September 30, 2008, we had cash of $34,392, and working capital of $43,870 compared to cash of $5,782 and a working capital deficit of $27,697 at December 31, 2007. The increase in cash was due primarily to the equity financing completed during the second quarter of 2008, described below under the heading “Financing Cash Flows.”  The Company’s restricted cash increased by $10,436 during the nine months ended September 30, 2008, primarily due to cash deposits received from customers during the third quarter of 2008 as per the terms of the contracts.  The restrictions on the use of this cash were primarily relieved during the fourth quarter of 2008.

Operating Cash Flows

Net cash used in operating activities was $5,812 for the nine months ended September 30, 2008 compared to $130 provided by operations during the nine months ended September 30, 2007.  For the nine months ended September 30, 2008, our net loss was $12,915 compared to net income of $1,344 for the comparable period in 2007. The increase in working capital needs driven by raw material purchases at our Tower Tech subsidiary and increases in inventory at our Brad Foote subsidiary contributed to the negative cash flow from operations for the period.

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

In connection with our acquisition of Brad Foote, we assumed approximately $25,500 of outstanding senior debt, and available lines of credit, including the following loans that Brad Foote had obtained from Bank of America, formerly known as LaSalle Bank National Association pursuant to a Loan and Security Agreement dated as of January 17, 1997, as amended (the “Loan Agreement”): (i) a $7,000 (now $4,000) revolving line of credit loan (the “Revolving Loan”); (ii) a consolidated term loan in the original principal sum of approximately $7,800 (the “Term Loan”); (iii) an $11,000 non-revolving equipment line of credit (the “Equipment Loan”); and (iv) a $9,000 non-revolving equipment line of credit with a term conversion feature (the “Equipment Loan No. 2”).

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

The Loan Agreement states that the Revolving Loan, Term Loan, Equipment Loan and Equipment Loan No. 2 are secured by all of the assets of Brad Foote and that Brad Foote must maintain insurance on the collateral. The Loan Agreement requires Brad Foote to comply with standard covenants, including financial covenants relating to ratios of cash flow coverage and senior debt to EBITDA, to provide monthly financial reporting and to submit our annual audited financial statements to Bank of America at the close of each fiscal year. Each of the Revolving Loan, Term Loan, Equipment Loan and Equipment Loan No. 2 become immediately due and payable upon breach of any covenants or representations made by Brad Foote in the Loan Agreement and upon other customary events of default.  Pursuant to the thirty-first amendment to the Loan Agreement, Brad Foote had an obligation to pay down the outstanding principal amount under the Revolving Loan by September 30, 2008, and made the required payment on October 1, 2008.  Brad Foote received a waiver from Bank of America with respect to this payment. Additionally, the Company failed compliance with two of its covenants, specifically its EBITDA coverage ratio and its cash flow coverage ratio calculations.   The Company has attained a waiver from Bank of America of these covenants as of September 30, 2008, and otherwise was in compliance with the financial and other covenants contained in the Loan Agreement as of September 30, 2008.  The covenants contained in the Loan Agreement include restrictions on Brad Foote’s ability to make distributions or dividends and incur indebtedness, which could ultimately affect our ability to undertake additional debt or equity financing. If these covenants prevent us from securing additional financing when necessary, we plan to evaluate alternate sources of funding.

In October 2007, Tower Tech obtained a secured line of credit (the “ICB Line”) from Investors Community Bank (“ICB”) in the amount of $2,500, which was increased to $5,500 on March 21, 2008. The ICB Line is secured by substantially all of the assets of Tower Tech and RBA. Draws on the ICB Line bear interest at a variable rate equal to the greater of (A) 4.25% or (B) 1.75% above “The Previous Month Average 30 Day Libor Rate published in The Wall Street Journal.”

On April 7, 2008, RBA executed four (4) promissory notes in favor of ICB (the “ICB Notes”), in the aggregate principal amount of approximately $3,781, as follows: (i) term note in the maximum principal amount of approximately $421, bearing interest at a per annum rate of 6.85%, with a maturity date of October 5, 2012; (ii) term note in the maximum principal amount of $700, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; (iii) term note in the maximum principal amount of $928, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; and (iv) line of credit note in the maximum principal amount of $1,732, bearing interest at a per annum rate of 4.48% until May 1, 2008 and thereafter at “The Previous Month Average 30 Day Libor Rate published in The Wall Street Journal”, with a maturity date of April 5, 2009 (the “Line of Credit Note”). The ICB Notes provide for multiple advances, and are secured by substantially all of the assets of RBA.

Pursuant to a Commercial Debt Modification Agreement dated as of October 22, 2008, Tower Tech and ICB extended the maturity date of the ICB Line to April 22, 2009. In connection with the extension, Broadwind provided re-executed guaranties to ICB for all debt owed by each to Tower Tech and RBA to ICB. In addition, Tower Tech re-executed its guaranty for debts owed by RBA to ICB, and RBA re-executed its guaranty for debts owed to ICB by Tower Tech.

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

Recent Activity

As previously disclosed, on December 9, 2008, Brad Foote entered into the Loan Agreement Amendment. In connection with the Loan Agreement Amendment, Brad Foote and Bank of America also entered into the Additional Loan Agreements.

Under the terms of the Loan Agreement Amendment and the Additional Loan Agreements, Brad Foote and Bank of America agreed (i) to reduce the amount of the Revolving Loan from $10,000 to $7,000, (ii) to waive Brad Foote’s violation of the Loan Agreement Covenants), (iii) to modify the interest rate charged on the Notes related to the Note Modification Agreements to equal “Adjusted LIBOR,” generally defined as the rate at which U.S. dollar deposits in a comparable amount are offered generally in the London Interbank Eurodollar market plus 2.5 percent, (iv) that Brad Foote pay down $3,000, from $7,000 to $4,000, of the outstanding balance on the Revolving Loan from a loan with the Company and (v) that Brad Foote pay to Bank of America a covenant waiver fee in the amount of $25.

Prior to disclosing entry into the Loan Agreement Amendment and Additional Loan Agreements, the Company had disclosed Brad Foote’s violation of two covenants in the Loan Agreement.  Under the terms of the Amendment and the Additional Loan Agreements, Bank of America waived Brad Foote’s violation of the Loan Agreement Covenants for the nine-month period ended September 30, 2008.

As previously disclosed, on January 16, 2009, Brad Foote, 1309 South Cicero Avenue, LLC, a wholly-owned subsidiary of Brad Foote (“1309”) and 5100 Neville Road, LLC, a wholly-owned subsidiary of Brad Foote (“5100”) entered into an Omnibus Amendment Agreement dated January 15, 2009 (the “Omnibus Amendment”) with Bank of America, amending the Loan Agreement.  Among other things, the Amendment provided that (i) Bank of America waive Brad Foote’s violation of the Loan Agreement Covenants for the period from December 31, 2008 up to but not including January 20, 2009, (ii) the maximum amount that Brad Foote may borrow under the Revolving Note issued under the Loan Agreement is $4,000, (iii) the termination date of the Loan Agreement be generally extended to March 15, 2009, (iv) that for interest periods beginning after January 20, 2009, the interest rate payable for notes issued by Brad Foote under the Loan Agreement and under a subsidiary note issued by 1309 and 5100 be equal to the greater of (A) the rate per annum equal to the British Bankers Association LIBOR Rate plus five percent (5%) and (B) six percent (6%), (v) Brad Foote’s financial covenants and events of default be amended and restated and (vi) Brad Foote pay Bank of America an amendment and waiver fee in the amount of $25, as well as all reasonable fees and expenses of Bank of America incurred in connection with the drafting, negotiation, execution, delivery and effectiveness of the Omnibus Amendment.

In connection with the Omnibus Amendment, Brad Foote, 1309, 5100, the Company and Bank of America entered into additional documents on January 16, 2009, including (i) a Pledge Agreement pursuant to which the Company grants Bank of America a first priority security interest in all shares of stock of Brad Foote and all indebtedness to the Company and any promissory notes and/or instruments representing such indebtedness, (ii) an Unconditional Guaranty executed by the Company in favor of Bank of America, whereby the Company guarantees the payment of Brad Foote’s indebtedness under the Loan Agreement and certain other loan documents, certain agreements designed to protect 1309 and 5100 against fluctuations in interest rates, currency exchange rates or commodity prices and any treasury management services provided to 1309 and/or 5100 by Bank of America or any affiliate of Bank of America, (iii) an Unconditional Guaranty executed by each of 1309 and 5100 in favor of Bank of America, whereby each of 1309 and 5100 guarantees the payment of Brad Foote’s indebtedness under the Loan Agreement and (iv) mortgages from 1309, 5100 and Brad Foote to Bank of America, each of (i) through (iv) above dated as of January 15, 2009.

On September 30, 2008 EMS paid-off all outstanding long-term debt and short term notes payable due to DNB National Bank.  The total amounts satisfied were $2,420 in principal and $5 in outstanding interest.

As previously disclosed, on October 31, 2008, the Company executed a Registration Rights Amendment to its existing Registration Rights Agreement with Tontine pursuant to which the Company has agreed to register Tontine’s shares for resale. The Registration Rights Amendment extended the deadline for the Company’s obligation to file a registration statement to December 31, 2008.  On January 9, 2009 Tontine executed a waiver, which waives the requirement that the Company file a registration statement to register shares held by Tontine no later than December 31, 2008 and extends the deadline for the Company’s obligation to file such registration statement to March 31, 2009.

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

As previously disclosed in Item 8A of our 2007 Annual Report, a material weakness exists at our Brad Foote subsidiary relating to routine physical inventory counts, the reconciliations of book to physical adjustments, the process for maintenance of perpetual inventory records and related accounting for scrap and cost of goods sold.  In conjunction with the filing of the Company’s Form 10-Q as of September 30, 2008, management conducted a physical inventory at the Brad Foote facility. Based on additional review, subsequent to the filing date, it was determined that the valuation file used to value the inventory contained conversion errors and other errors.  As of September 30, 2008, a material weakness still exists at our Brad Foote subsidiary.  Management is continuing to enhance the control structure to address the previously identified material weakness and there are no assurances that enhanced controls will remediate this material weakness.

In conjunction with the filing of our Quarterly Report on the second amended Form 10-Q/A for the quarter ended September 30, 2008, we identified a material weakness in income taxes.   The Company did not maintain effective controls over the completeness and accuracy of the income tax provision and related balance sheet accounts.  Specifically, the Company’s controls over the processes and procedures related to the determination and review of the quarterly tax provisions were not adequate to ensure that the income tax provision was prepared in accordance with generally accepted accounting principles.

In addition, the Company identified an additional material weakness associated with the controls over non-routine transactions.   We did not maintain effective controls to ensure that the accounting treatment was accurately presented for non-routine transactions and that the related accounting treatment of those transactions was appropriately reviewed to ensure compliance with generally accepted accounting principles.

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

Changes in Internal Controls

We are undertaking efforts to remediate the material weaknesses identified in our 2007 Annual Report filed on Form 10-KSB.  During the third quarter of 2008, we continued to use outside consultants to supplement the expertise in our internal staff and hired additional experienced and qualified financial professionals. In addition, we have relied on compensating measures including: enhanced communication and involvement of outside legal counsel in reporting and disclosure matters, and the continued involvement of our Audit Committee, the chair of which is a financial expert with extensive accounting and auditing experience.  Further to these efforts, during the second quarter we hired an internal General Counsel and a Director of Compliance to assist in leading efforts surrounding public reporting and compliance with the Sarbanes-Oxley Act of 2002.

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

In 2008, we began the process of identifying all of our user developed applications and intend to remediate the control deficiencies through controls in the user developed applications themselves or to implement compensating controls.  These efforts, along with the implementation of the new ERP system, which eliminate the user developed applications in critical processes, will continue throughout the remainder of 2008 and into 2009.  We believe that with the passage of sufficient financial close and reporting cycles to evidence operation of these compensating controls, the control deficiencies will be remediated.

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

The recent disruption in the global credit markets, the re-pricing of credit risk and the deterioration of the financial and real estate markets generally, particularly in the U.S. and Europe, have all contributed to a reduction in consumer spending and a decline in the overall U.S. economy.  Although the recent disruptions have been primarily in the housing, financial and insurance sectors, this could further expand to the general economy and other sectors, including the wind energy sector.  Tight credit, increased unemployment and reduced consumer confidence may have negative effects on demand for alternative sources of energy and consequently for our product and service offerings.  In addition, some economists are predicting that the U.S. economy, and possibly the global economy, could enter into a prolonged recession or even a depression as a result of the foregoing factors.  Such a prolonged downturn in the U.S. or global economy could have a material adverse effect on our business in a number of ways, including lower sales and renewal cycles if there is a reduction in demand for wind energy and disruption of our collection of accounts receivable from our customers and could have a material adverse effect on our liquidity, results of operations and financial condition.

Volatile financial markets or our own operating performance and liquidity could restrict our ability to access capital, and may increase our borrowing costs.

Tontine has publicly stated that it will begin to explore alternatives for the disposition of shares of our common stock.  We have from time to time relied on Tontine for financing cash flows from private placements of our common stock.  Tontine’s intentions with respect to our common stock may affect our ability to raise cash from financing activities and could affect our liquidity.

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

Additionally, our current short- and long-term debt agreements contain various covenants requiring certain working capital ratios and cash flow benchmarks to be met. Thus, violations of such covenants may restrict our ability to obtain the additional financing we need to implement our growth strategy, and may affect our ability to continue as a going concern. In the event of a loan covenant violation and inability to obtain waivers, our loans would be due immediately and our ability to obtain financing could be severely impacted. As previously disclosed, as a result of restating our financial statements for the quarterly period ended September 30, 2008, Brad Foote was in violation of two covenants in its Loan Agreement with Bank of America.  As previously disclosed, Brad Foote attained a waiver from Bank of America of these covenant violations as of September 30, 2008, and otherwise was in compliance with the financial and other covenants contained in the Loan Agreement as of September 30, 2008.  Also as previously disclosed, on January 16, 2009, Brad Foote, 1309 and 5100 entered into the Omnibus Amendment with Bank of America, amending the Loan Agreement.  Among other things, the Omnibus Amendment provided that Bank of America waive Brad Foote’s violation of the Loan Agreement Covenants for the period from December 31, 2008 up to but not including January 20, 2009.  The Omnibus Amendment also provided that Brad Foote’s financial covenants and events of default be amended and restated.  There can be no certainty that Brad Foote will be in compliance with the amended and restated covenants contained in the Loan Agreement for any future periods, or that Brad Foote will be able to attain a waiver from Bank of America in the event of a violation of one or more such covenants.

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

BROADWIND ENERGY, INC.

March 16, 2009	By:	/s/ J. Cameron Drecoll
J. Cameron Drecoll
Chief Executive Officer

March 16, 2009	By:	/s/ Matthew J. Gadow
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

10.2

Thirtieth Amendment, dated August 30, 2008, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association — incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed November 14, 2008.

10.3	Note Extension Agreement between Brad Foote and LaSalle Bank National Bank dated August 30, 2008 — incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed November 14, 2008.
10.4

Amendment No. 3 to Registration Rights Agreement between the Company, Tontine Capital Partners L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine 25 Overseas Master Fund, L.P., and Tontine Overseas Fund, Ltd. dated September 12, 2008 — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 12, 2008.

10.5

Thirty-First Amendment, dated September 29, 2008, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association — incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed November 14, 2008.

10.6	Note Extension Agreement between Brad Foote and LaSalle Bank National Bank dated September 29, 2008 — incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed November 14, 2008.
10.7

Thirty-Second Amendment, dated December 9, 2008, to Loan and Security Agreement dated January 17, 1997 between Brad Foote Gear Works, Inc. and Bank of America, N.A. — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 10, 2008.

10.8

Amended and Restated Renewal Revolving Note, dated December 9, 2008, between Brad Foote Gear Works, Inc. and Bank of America, N.A. — incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 10, 2008.

10.9

Note Modification Agreement, dated December 9, 2008, between Brad Foote Gear Works, Inc. and Bank of America, N.A., pertaining to Brad Foote’s consolidated term loan in the original principal sum of $7,899,332.98— incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 10, 2008.

10.10

Note Modification Agreement, dated December 9, 2008, between Brad Foote Gear Works, Inc. and Bank of America, N.A., pertaining to Brad Foote’s $11,000,000 non-revolving equipment line of credit loan— incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 10, 2008.

10.11

Note Modification Agreement, dated December 9, 2008, between Brad Foote Gear Works, Inc. and Bank of America, N.A., pertaining to Brad Foote’s $9,000,000 non-revolving equipment line of credit loan— incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 10, 2008.

10.12

Note Modification Agreement, dated December 9, 2008, between Brad Foote Gear Works, Inc. and Bank of America, N.A., pertaining to Brad Foote’s $2,075,000 term loan— incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 10, 2008.

10.13

Waiver relating to Registration Rights Agreement by Tontine Capital Partners L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P., dated January 9, 2009— incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 15, 2009.

10.14

Omnibus Amendment Agreement by and among Brad Foote Gear Works, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and Bank of America, N.A. dated as of January 15, 2009— incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2009.

10.15

Pledge Agreement by and between Broadwind Energy, Inc. and Bank of America, N.A. dated as of January 15, 2009— incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 22, 2009.

10.16	Unconditional Guaranty by Broadwind Energy, Inc. dated as of January 15, 2009— incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 22, 2009.
10.17

Unconditional Guaranty by 1309 South Cicero Avenue, LLC and 5100 Neville Road, LLC dated as of January 15, 2009— incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 22, 2009.

10.18

Mortgage relating to 1309 S. Cicero Avenue, Cicero, Illinois, 60804, from 1309 South Cicero Avenue, LLC and Brad Foote Gear Works, Inc. to Bank of America, N.A. dated as of January 15, 2009— incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 22, 2009.

10.19

Mortgage, dated as of January 15, 2009, relating to 1310 S. 47th Avenue, Cicero, Illinois, 60804, from Brad Foote Gear Works, Inc. to Bank of America, N.A. dated as of January 15, 2009— incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 22, 2009.

10.20

Mortgage relating to 5100 Neville Road, Pittsburgh, Pennsylvania, 15225, from 5100 Neville Road, LLC and Brad Foote Gear Works, Inc. to Bank of America, N.A. dated as of January 15, 2009— incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 22, 2009.

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