Form 10-K
period 2008-12-31
BROADWIND ENERGY, INC.
filed 2009-03-16
CIK 1120370

Use these links to rapidly review the document
BROADWIND ENERGY, INC. FORM 10-K TABLE OF CONTENTS
INDEX TO FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-31313

BROADWIND ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of or other jurisdiction of incorporation or organization)	88-0409160 (I.R.S. Employer Identification No.)
47 East Chicago Avenue, Suite 332 Naperville, Illinois	60540
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (630) 637-0315

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

         Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐    No ☒

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes ☐    No ☒

         The aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant, based upon the $18.50 per share closing sale price of the Registrant's common stock on June 30, 2008 (the last business day of the Registrant's most recently completed second quarter), was approximately $584,607,826. For purposes of this calculation, the Registrant's directors and executive officers and holders of 10% or more of the Registrant's outstanding shares of voting common stock have been assumed to be affiliates, with such affiliates holding an aggregate of 64,869,992 shares of the Registrant's voting common stock on June 30, 2008, and shares held by such affiliates are not included in this calculation.

         Number of shares of Registrant's common stock, par value $0.001, outstanding as of March 11, 2009, was 96,477,915.

         Portions of the Registrant's Notice of Annual Meeting and Proxy Statement for the Registrant's 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

BROADWIND ENERGY, INC.

FORM 10-K

i

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements"—that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as "anticipate," "believe," "plan," "expect," "intend," "will," "should," "may," "plan" and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Item 1A "Risk Factors" in Part I of this Annual Report on Form 10-K that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Our forward-looking statements may include or relate to the following: (i) our plans to continue to grow our business through organic growth and integration of previous and future acquisitions; (ii) our beliefs with respect to the sufficiency of our working capital and our plans to evaluate alternate sources of funding if necessary; (iii) our ability to comply with loan covenants; (iv) our expectations relating to construction of new facilities and expansion of existing facilities; (v) our plans with respect to the use of proceeds from financing activities; (vi) our beliefs and expectations relating to the recent economic downturn and the potential impact it may have on our business, including our customers; and (vii) the anticipated benefits of our remediation efforts on the strength of our internal control processes and our plans with respect to future remediation efforts. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

ITEM 1.    BUSINESS

        As used in this Annual Report on Form 10-K, the terms "we," "us," "our," "Broadwind," and the "Company," refer to Broadwind Energy, Inc., a Delaware incorporated company headquartered in Naperville, Illinois, and its wholly-owned subsidiaries.

BUSINESS OVERVIEW

        We are a supplier of value-added products and services to the North American wind energy sector as well as other energy-related industries. We provide our customers, such as leading wind turbine manufacturers and developers, wind farm operators and service companies, with a broad range of component and service offerings. Since 2006, we have made significant investments in the growth of our business through a series of acquisitions. In doing so, we have developed a broad, U.S.-based supply chain for wind development in North America. Our five businesses are currently organized in two operating segments: Products and Services.

Products

        The Products segment includes three subsidiaries that manufacture and sell products such as high precision gears for wind turbines, custom-engineered gearing systems for the mining, energy, and industrial sectors, structural wind towers, internal tower components, and large fabricated and machined components (e.g., crane parts and dipper buckets). Specific services provided include key technology areas such as grinding and finishing of gears and gear sets, steel plate processing, heavy welding and custom corrosion protection of components. Our primary focus is on the wind energy industry; however, our Products segment also services mining, construction, oil and gas, and other industrial energy applications.

        The Products segment has undergone a significant expansion in the last two years and reflects the operations of Brad Foote Gear Works, Inc. ("Brad Foote") Tower Tech Systems Inc. ("Tower Tech"), and R.B.A., Inc. ("RBA"). As of December 31, 2008, the segment had approximately 800 employees, and operated in Wisconsin, Texas, Illinois, and Pennsylvania. Taking into account our acquisition of RBA on October 1, 2007 and Brad Foote on October 19, 2007, our Products segment had revenues of $29,804,000 and $177,114,000, in 2007 and 2008, respectively.

        A summary of the three subsidiaries that comprise our Products segment follows:

  •
  Brad Foote, founded in 1924 and acquired by us in October 2007, is the largest precision gear manufacturer for the wind energy industry in North America. Brad Foote produces precision and custom-engineered gearing systems for wind power generation, oil production, steel, and transportation industries. Brad Foote has two facilities in Cicero, Illinois and one in Neville Island, Pennsylvania which represent the largest gear grinding and carburizing capacity in North America. As of December 31, 2008, Brad Foote had approximately 435 employees and total manufacturing space of approximately 569,000 square feet.

  •
  Tower Tech, founded in 2003 and acquired by us in February 2006, manufactures utility-scale wind towers for wind energy development. Today, Tower Tech is a leading manufacturer of wind towers and specializes in delivering the larger and heavier next generation of wind towers to our customers. Since 2004, Tower Tech has manufactured more than 250 towers for its customers. Tower Tech has strategically located facilities in Manitowoc, Wisconsin and Abilene, Texas and a partially constructed third wind tower manufacturing facility in Brandon, South Dakota. Tower Tech's facilities have a combined annual production capacity which supports up to 1,500MW of wind energy production on an annual basis. As of December 31, 2008, Tower Tech had approximately 293 employees and total manufacturing space of approximately 346,000 square feet in its Manitowoc and Abilene facilities.

  •
  RBA, founded in 1985 and acquired by us in October 2007, specializes in heavy steel fabrication and performs specialty welding services. RBA refurbishes, assembles and welds heavy equipment for the crane manufacturing, construction, marine, and mining and metals industries. RBA's specialized welding expertise supports and will assist Tower Tech in developing Tower Tech's technical expertise in providing future generations of customized wind towers. RBA has facilities in Manitowoc, and Clintonville, Wisconsin. As of December 31, 2008, RBA had approximately 70 employees and total manufacturing space of approximately 100,000 square feet.

Services

        The Services segment was established upon our acquisition of Energy Maintenance Service, LLC ("EMS") in January 2008 and expanded with our acquisition of Badger Transport, Inc. ("Badger") in June 2008. This segment specializes in construction, operations and maintenance, of and component repair services for the wind industry as well as specialized heavy haul trucking services to installation sites. Services provided include construction and technical support in the erection of wind turbine generators, scheduled and un-scheduled maintenance, fiberglass inspections, general repair and training, and the transportation of oversize/overweight equipment and machinery.

        As of December 31, 2008, the segment had approximately 300 employees. Currently, the Services segment has service hub locations in South Dakota, Texas and Wisconsin and satellite field service centers in California and Illinois. In fiscal year 2008, and taking into account the acquisition of EMS on January 16, 2008 and Badger on June 4, 2008, the Services segment had revenues of $41,502,000.

        A summary of each of the two subsidiaries that comprise our Services segment follows:

  •
  EMS, founded in 1998 and acquired by us in January 2008, provides construction, operations and maintenance, and component repair services for the wind industry. EMS specializes in wind turbine repair offerings, including major component refurbishing, wind turbine maintenance, construction support and engineering and advisory services. The company's customers include turbine and component manufacturers, wind farm owners and developers. EMS' main office is in Gary, South Dakota and it has major repair hubs in Howard, South Dakota and Abilene, Texas as well as satellite field service centers in California and Illinois. As of December 31, 2008, EMS had approximately 260 employees.

  •
  Badger, founded in 1982 and acquired by us in June 2008, is a provider of transportation services of oversize/overweight equipment and machinery, primarily to the wind industry. The company specializes in the transport of tower sections, blades, nacelles and other oversized equipment for large industrial applications. Badger has been in business for over 25 years, with 15 years in specialized heavy haul and more than 11 years serving the wind industry. Badger operates from its headquarters in Clintonville, Wisconsin. As of December 31, 2008, Badger had approximately 50 employees and operated or leased a total of 64 trailers.

        See Note 21 "Segment Reporting" of the notes to our consolidated financial statements for a discussion of summary financial information by segment.

BUSINESS AND OPERATING STRATEGY

        Our business strategy is to capitalize on the anticipated growth of wind and other energy sectors in the U.S. by providing the highest value-added components and services across the wind and other energy sector supply chains. We seek to expand our market share in the North American wind energy industry and other energy sectors and to be the leading provider of a comprehensive supply solution to our customers in North America. The recent downturn in the economy and the effects of the disruptions in the global credit markets and financial systems have had a negative effect on the wind industry and global heavy manufacturing industry and has limited our short term growth prospects. In light of these challenges and our belief that we have invested in enough infrastructure to meet our short term goals, our immediate focus is to concentrate on achieving operational excellence within our existing businesses, and to continue to expand our North American market share and to focus our efforts on maintaining adequate liquidity and working capital.

        Our strategic objectives include the following:

  •
  Become the leading provider in the wind supply chain in North America by expanding our suite of products and services.  We are dedicated to the identification, development, and commercialization of new products and services that utilize our capacity and provide value-added solutions for our customers. Supply chain management is critical for wind turbine manufacturers who manufacture or will soon manufacture many of the turbines in the U.S. Our local presence in key wind resource states and suite of products and services directly address this critical issue by limiting exchange rate risk and importation and customs duties and substantially reducing transportation and working capital costs for our customers. With the addition of businesses providing new products and services in the last two years, we have made progress in our desire to provide comprehensive solutions for our customers across the wind supply chain from full component manufacturing to delivery to site and construction support. By maintaining strategic relationships with our customers, we are able to understand and meet their needs across the supply chain and provide opportunities to deliver them synergies across our operating units.

  •
  Leverage our customer relationships within the wind industry and related sectors to cross-sell our products and services.  The wind industry manufacturing supply chain is characterized by close customer relationships based on product development and long-term supply agreements. We consider our relationships with our wind customers to be a key pillar of our future strategy and work closely with them to develop and tailor products to their individual needs. We engage with our customers on many levels: industry research and development, product design, key account management and manufacturing. We believe our single-source strategy will help leverage our existing customer relationships with the world's leading wind turbine manufacturers and help us to realize cross-selling opportunities. We will continue to seek to capture a significant share of our existing customers' demand and to diversify our revenue and customer base.

  •
  Continue to develop the service and maintenance businesses.  We believe that the after-market support business in the wind industry is currently underdeveloped. Most wind turbine components are currently serviced by wind turbine manufacturers through applicable warranty periods. We believe that as manufacturer warranties expire and as the complexity and size of wind turbines increase, component manufacturers will increasingly be asked to service their own products. We intend to support our customers' service strategies, to further develop our own service channels and to capture a share of the expanding service and aftermarket support business on the basis of agreements with wind turbine manufacturers, wind farm operators, and independent service providers. We have local service centers located close to wind sites that are centrally-placed with capital-intensive capabilities, giving us a competitive advantage as we capitalize on post-warranty growth in wind turbine service and maintenance demand.

  •
  Continue to improve production technology and operational efficiency and enhance our cost structure.  Our manufacturing facilities include state-of-the-art equipment and lean processes to reduce costs. Although we have achieved significant cost reductions by emphasizing flexibility in our manufacturing processes and installing modern and more efficient equipment, we remain focused on further reducing costs. We will continue to employ strategies to further optimize the production processes at our facilities to generate increased output and lower our costs while maintaining product quality with high technical specifications. Ongoing efforts are underway to continue to improve labor and machine efficiencies at the plant level, revise staffing programs and upgrade scheduling and performance systems to increase efficiency, reduce inventories, and improve overall financial returns and cash flow. We also intend to continue to construct and operate lean facilities near project sites to decrease transportation costs.

  •
  Utilize our capacity to increase market share and satisfy our customers' demand for our products and services.  During 2008 we took steps to increase our manufacturing capabilities by increasing production capacity at our Brad Foote manufacturing facilities and by constructing a tower manufacturing plant in Abilene, Texas with an additional tower plant partially constructed in Brandon, South Dakota. In addition, RBA added an additional manufacturing location in Clintonville, Wisconsin. Our service segment increased specialized heavy-haul capacity by over 20% and our EMS subsidiary increased its service capacity through strategic hiring. We are prepared to further expand manufacturing and service capacity to meet customer demand as we approach capacity constraints. However, we believe that we are well positioned to take advantage of the current market conditions and an increase in market growth with our current infrastructure. Going forward, we plan to continue to expand our delivery options to benefit from economies of scale and scope from complementary and growing businesses.

  •
  Recruit, train and retain high quality employees in our current and planned facilities.  Our business relies on highly skilled workers to operate sophisticated machinery and provide specialized service with demanding technical specifications. The quality and skills of our personnel have been critical to our success to date and our continued growth depends on our ability to attract, train, and retain capable and dedicated employees. We believe we offer attractive employment opportunities in the markets in which we operate. We provide extensive training programs for new employees and continuing education for our existing employees. Many employees are able to operate a variety of different machines, depending on workload and customer orders, allowing us flexibility in our product mix. We intend to continue to place an emphasis on building a collaborate culture that fosters passion, honesty and teamwork to deliver real value for our customers and our investors.

COMPANY HISTORY

        We were incorporated in Nevada in 1996 as Blackfoot Enterprises Inc. ("Blackfoot"). In February 2006, Blackfoot completed a reverse shell transaction with Tower Tech, whereupon Blackfoot became a holding company for Tower Tech, and subsequently changed its name to Tower Tech Holdings Inc. In 2008, Tower Tech Holdings Inc. reincorporated in Delaware and changed its name from Tower Tech Holdings Inc. to Broadwind Energy, Inc. Through a series of strategic business acquisitions completed in 2007 and 2008 and organic growth, we expanded upon our core platform as a wind tower component manufacturer and have positioned the Company as a broad-based supply-chain provider for the wind and other energy-related industries.

SALES AND MARKETING

        Our sales and marketing strategy is to develop and maintain long-term relationships with our customers and to offer a comprehensive suite of products and services to them. We pursue this strategy by working closely with our customers in developing and designing customized product, manufacturing, and service solutions. We also intend for our offerings to fulfill needs that our customers may consider non-core and do not desire to provide for within their organizations. We target long-term agreements, under which we supply our customers with products or services. The majority of our customer base consists of wind turbine manufacturers who supply end-users and wind turbine developers with completed wind turbines. Within the wind industry, we have long-standing relationships with customers, engaging them at various levels from key account management, site management, research and development, product design and manufacturing up to senior management.

COMPETITION

        We do not believe that any competitors exist that have developed a similar suite of products and services for the North American wind industry as those offered by our businesses. However, competition within each of our subsidiaries' niches exists and some of our customers maintain internal capabilities that compete with our offerings. Several wind tower manufacturers compete in the United States, including Trinity Industries, Inc., Ameron International Corporation, and DMI Industries. Approximately five companies worldwide have the proven ability and capacity to compete with Brad Foote to supply gear sets for the wind industry. Brad Foote is a major North American supplier of wind energy gear sets. Two of the major European suppliers are owned by wind turbine manufacturers: Hansen (owned by Suzlon energy) and Winergy/Flender (owned by Siemens). The competitors of Brad Foote within the oil and gas exploration industry are slightly more fragmented. These companies compete based upon price, quality, location, available capacity, and several other factors. Anderson Trucking Service and Lonestar Trucking are Badger's main competitors, while additional competitors within our Services segment are fragmented.

GOVERNMENT REGULATION AND COMPLIANCE

        The operations of our businesses are subject to numerous federal, state, and local environmental laws and regulations. While it is the Company's primary objective to maintain compliance with these respective laws and regulations, it may not be possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future. We believe that our subsidiaries are in substantial compliance with such laws and regulations, and we do not anticipate any material capital expenditures for environmental control facilities.

BACKLOG

        Many of our products are sold under long-term supply agreements. These long-term agreements have various terms, but generally range from several months to three years with some contracts carrying automatic renewal provisions. As of December 31, 2008, the range of our backlog to be shipped in 2009 was estimated to be between $170 million and $212 million based upon the options that our customers may exercise during the year. In light of the nature of the Company's operations in 2007, management does not believe that providing the backlog number for the preceding fiscal year will provide a useful comparison against the Company's current situation.

SEASONALITY

        The majority of our business is not affected by seasonality. Our Services segment can be affected by weather-related constraints.

EMPLOYEES

        The Company had 1,127 employees as of December 31, 2008. As of December 31, 2008, 914 of our employees were in manufacturing, service, and field support related functions and 213 employees were in administrative functions. Approximately 32% of our employees are covered by two collective bargaining agreements with local unions. These agreements are scheduled to expire in October 2009 and February 2010. We consider our union and employee relations to be satisfactory.

RAW MATERIALS

        The primary raw material used in the construction of wind towers and gearing products at our Tower Tech and Brad Foote businesses, respectively, is steel in the form of steel plate, forgings, and castings. Additionally, some agreements may allow customers to independently provide steel to Tower Tech for the construction of wind towers.

        We operate a multiple sourcing strategy and source our raw materials through various suppliers located throughout the United States and abroad. We do not generally have long-term supply agreements with any of our raw materials suppliers. We believe that we will be able to obtain an adequate supply of steel and other raw materials to meet our manufacturing requirements.

CUSTOMERS

        We manufacture or construct, and provide transportation and maintenance services to, a variety of customers in the wind energy, oil and gas, mining and industrial industries. The majority of our customer base consists of wind turbine manufacturers who supply end-users and wind turbine developers with completed wind turbines. In the industrial, mining and constructions sectors, we sell our products through our technically trained sales force to both owners and operators. The wind turbine market is very concentrated. According to the American Wind Energy Association's 2008 industry rankings, the top three wind turbine manufacturers in the U.S. constituted 77% of the market and the top five constituted 95% of the market. As a result, we currently have concentrations with a limited number of customers for a majority of our revenues. Sales to each of Gamesa, Clipper and General Electric Transportation Services represents an amount greater than 10% of our Company's consolidated revenues and the loss of any such customer could have a material adverse effect on the Company.

        Our current and historical portfolio of customers and collaborators includes: AWE, Babcock & Brown, Clipper, Diversified Energy Solutions, FPL Energy, Gamesa, Garrad Hassan, General Electric, Great River Energy, Horizon Wind Energy, Nordex, Reunion Power, Siemens, Suzlon, Vestas, Xcel Energy.

WORKING CAPITAL

        The Company's primary customers are wind turbine manufacturers and wind energy developers. The industry has historically produced customized and varying terms and conditions for agreements between suppliers and customers, depending on the specific objectives of each party. The Company's practices mirror this historical industry practice for negotiating agreements on a case-by-case basis. As a result, working capital needs, including levels of accounts receivable and inventory, can vary significantly from quarter to quarter based on the contractual terms agreed to by the parties, such as whether the Company is required to purchase and supply steel pursuant to such contractual terms.

QUALITY CONTROL

        We have a long-standing focus on processes for ensuring the manufacture of high quality products. To achieve high standards of production and operational quality, we implement strict and extensive quality control and inspection throughout our production processes. We maintain full, in-house control over all core manufacturing processes and carry out quality assurance inspection at the completion of each major manufacturing step to ensure the quality of our products. The manufacturing process at Brad Foote, for example, involves transforming forged steel into high technical specification gears through to rough machining, hobbing, reinforcing thermal treatment, fine machining and fine grinding. We inspect and test raw materials before they enter the assembly process, re-test the raw materials after rough machining, test the functioning of gear teeth and cores after thermal treatment and accuracy test final outputs for product specifications. We believe our investment in industry-leading heat treatment, high precision machining, specialized grinding technologies, and cutting edge welding has contributed to our high product reliability and consistent performance of our products under varying operating conditions once installed.

CORPORATE INFORMATION

        Our principal executive office is located at 47 East Chicago Avenue, Suite 332, Naperville, IL 60540. Our phone number is (630) 637-0315 and our website address is www.broadwindenergy.com.

OTHER INFORMATION

        On our website at www.broadwindenergy.com, we make available under the "Investors" menu selection, free of charge, our Annual Reports on Form 10-K and Form 10-KSB, Quarterly Reports on Form 10-Q and Form 10-QSB, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports or amendments are electronically filed with, or furnished to the Securities and Exchange Commission ("SEC"). Materials that we file or furnish to the SEC may also be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with SEC.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

Our businesses, and therefore our results of operations and financial condition, may be adversely affected by the current disruption in the global credit markets and instability of financial systems.

        The recent disruption in the global credit markets, the re-pricing of credit risk and the deterioration of the financial and real estate markets generally, particularly in the U.S. and Europe, have all contributed to a reduction in consumer spending and a decline in the overall U.S. economy. Although the recent disruptions were initially in the housing, financial and insurance sectors, it appears that this deterioration has further expanded to the general economy and other sectors, including the wind energy sector. Tight credit, increased unemployment and reduced consumer confidence may have negative effects on demand for alternative sources of energy and consequently for our product and service offerings. In addition, some economists are predicting that the U.S. economy, and possibly the global economy, has entered into a prolonged recession or even a depression as a result of the foregoing factors. Such a prolonged downturn in the U.S. or global economy could have a material adverse effect on our business in a number of ways, including lower sales and renewal cycles if there is a reduction in demand for wind energy and could have a material adverse effect on our liquidity, results of operations and financial condition.

        In addition, if these conditions continue or worsen, they may result in reduced worldwide demand for energy and additional difficulties in obtaining financing, which may adversely affect our business. Risks we might face could include: potential declines in revenues in our business segments due to reduced orders or other factors caused by economic challenges faced by our customers and prospective customers and potential adverse impacts on our ability to access credit and other financing sources (and the cost thereof) beyond the approved credit lines we currently have. Each of these conditions may also impact our ability to finance future acquisitions or significant capital expenditures relating to new projects and lines of business.

A disruption of economic growth in the wind industry could negatively impact our results of operations and growth.

        Our business segments are focused on supplying products and services to wind turbine manufacturers and owners and operators of wind energy generation facilities. Currently the wind industry is dependent upon federal tax incentives and state renewable portfolio standards. The federal government provides economic incentives to the owners of wind energy facilities, including a federal production tax credit, an investment tax credit and a cash grant equal in value to the investment tax credit. The production tax credit was extended in February 2009 through the American Recovery and Reinvestment Act of 2009 and provides the owner of a qualifying wind energy facility placed in operation before the end of 2012 with a ten-year tax credit against the owner's federal income tax obligations based on the amount of electricity generated by the qualifying wind energy facility. Alternatively, wind project owners may elect to receive a 30% investment tax credit for facilities placed in service before the end of 2012 or apply to receive a cash grant from the Department of Treasury, equal in value to the investment tax credit, for facilities placed in service in 2009 and 2010, and also for facilities placed in service before 2013 if construction begins before the end of 2010.

        The production tax credit, investment tax credit and cash grant provide material incentives to develop wind energy generation facilities and thereby impact the demand for our manufactured products and services and may do so until the credits or incentives lapse. The failure of Congress to extend or renew these incentives beyond 2012 could significantly delay the development of wind energy generation facilities and the demand for wind turbines, towers and related components. In addition, we cannot assure you that any subsequent extension or renewal of the production tax credit, investment tax credit or cash grant would be enacted prior to its expiration or, if allowed to expire, that any extension or renewal enacted thereafter would be enacted with retroactive effect. It is possible that these federal incentives will not be extended beyond 2012. Any delay or failure to extend or renew the federal production tax credit, investment tax credit or cash grant in the future could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

        Renewable portfolio standards are state-specific statutory provisions requiring state-regulated electric utilities to supply a certain amount of electricity from renewable energy sources or devote a certain portion of their plant capacity to renewable energy sources. Additionally, certified renewable energy generators can earn renewable energy credits for every unit of electricity they produce and sell from renewable generation facilities. These standards have spurred significant growth in the wind energy industry and a corresponding increase in the demand for our manufactured products. Currently, more than 25 states and the District of Colombia have renewable portfolio standards in place and at least 3 states have voluntary utility commitments to supply a specific percentage of their electricity from renewable sources. The enactment of renewable portfolio standards in additional states or any changes to existing renewable portfolio standards, or the enactment of a federal renewable portfolio standard or carbon trading policy may impact the demand for our products. We cannot assure you that government support for renewable energy will continue. The elimination of, or reduction in, state or federal government policies that support renewable energy could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

We are substantially dependent on a few significant customers.

        Each of our segments has significant customers and concentrated sales to such customers. If our relationships with significant customers should change materially, including as a result of decreased customer demand for our products and services due to the impact of current or future economic conditions on our customers, it could be difficult for us to immediately and profitably replace lost sales in such a market where we have significant revenue concentration. In addition, although our subsidiary companies operate independently, a dispute between a significant customer and the Company or one of our subsidiaries could have a negative effect on the business relationship we have with that customer across our entire organization. Among other things, such a dispute could lead to an overall decrease in such customer's demand for our products and services or difficulty in collecting amounts due to one or more of our subsidiaries that are otherwise not related to such a dispute. Moreover, a material change in payment terms for accounts receivable of a significant customer could have a material adverse effect on the Company's short-term cash flows.

Our customers may be significantly affected by disruptions and volatility in the markets.

        Current market disruptions and regular market volatility may have adverse impacts on our customers' ability to pay, when due, the amounts payable to us and could cause related increases in our cost of capital associated with any increased working capital or borrowing needs we may have if this occurs. We may also have difficulty collecting amounts payable to us in full (or at all) if any of our customers fail or seek protection under applicable bankruptcy or insolvency laws. In addition, our customers may attempt to renegotiate the terms of contracts or reduce the size of orders with us as a result of disruptions and volatility in the markets. Our backlog is substantial and we cannot predict with any degree of certainty the amount of our backlog that we will be successful in collecting from our customers.

        Market disruptions and regular market volatility may also result in an increased likelihood of our customers bringing warranty or remediation claims in connection with our products or services that they would not ordinarily bring in a more stable economic environment. In the event of such a claim, we may incur costs if we decide to compensate the affected customer or to engage in litigation against the affected customer regarding the claim. We maintain product liability insurance, but there can be no guarantee that such insurance will be available or adequate to protect against such claims. A successful claim against us could result in a material adverse effect on our business.

Volatile financial markets or our own operating performance and liquidity could restrict our ability to access capital, and may increase our borrowing costs and ability to continue as a going concern.

        In a Schedule 13D filed with the SEC on November 10, 2008, Tontine Capital Partners, L.P. ("TCP"), Tontine Capital Overseas Master Fund, L.P. ("TMF"), Tontine Partners, L.P. ("TP"), Tontine Overseas Fund, Ltd. ("TOF") and Tontine 25 Overseas Master Fund, L.P. ("T25" and collectively with TP, TOF, TCP, TMF and their affiliates, "Tontine") stated its intention to explore alternatives for the disposition of its equity interest in the Company. Tontine owns approximately 49% of our outstanding common stock as of December 31, 2008. We have from time to time relied on Tontine for financing cash flows from private placements of our common stock. Tontine's intentions with respect to our common stock may affect our ability to raise cash from financing activities and could affect our liquidity.

        We rely on access to both short and long-term capital markets as a source of liquidity for capital requirements not satisfied by cash flows from operations. If we are not able to access capital at competitive rates, the ability to implement our business plans may be adversely affected. Unprecedented disruptions in the current credit and financial markets, particularly in the United States and Europe, have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could make it more difficult for the Company to obtain debt financing for its operations, acquisitions and anticipated capital expenditures or increase its cost of obtaining financing, which could have a material adverse effect on the Company's liquidity, results of operations and financial condition.

        Additionally, our current short- and long-term debt agreements contain various financial covenants. Violations of such covenants may restrict our ability to obtain the additional financing we need to implement our growth strategy. In the event of a loan covenant violation and inability to obtain waivers, our loans would be due immediately and our ability to obtain financing could be severely impacted. As previously disclosed, as a result of restating our financial statements for the quarterly period ended September 30, 2008, Brad Foote was in violation of two of its covenants in its Loan Agreement, dated as of January 17, 1997, as amended (the "Loan Agreement") with Bank of America, formerly LaSalle Bank National Association ("BOA"). Brad Foote obtained a waiver of these covenant violations from BOA as of September 30, 2008, and otherwise was in compliance with the financial and other covenants contained in the Loan Agreement as of September 30, 2008.

        On January 16, 2009, Brad Foote, 1309 South Cicero, LLC ("1309") and 5100 Neville Road, LLC ("5100") (each a wholly-owned subsidiary of Brad Foote) entered into an Omnibus Amendment Agreement dated January 15, 2009 (the "Omnibus Amendment") with BOA, amending the Loan Agreement. Among other things, the Omnibus Amendment provided that BOA waive Brad Foote's violation of the two covenants in the Loan Agreement with which Brad Foote had not been in compliance for the period from December 31, 2008 up to but not including January 20, 2009. The Omnibus Amendment also provided that Brad Foote's financial covenants and events of default under the Loan Agreement be amended and restated.

        On March 13, 2009, Brad Foote, 1309 and 5100 entered into a Second Omnibus Amendment Agreement (the "Second Omnibus Amendment") with BOA and, in connection therewith, the Company, 1309 and 5100 entered into a Reaffirmation of agreements and covenants in the Loan Agreement and related documents (the "Reaffirmation"). Among other things, the Second Omnibus Amendment further amended and restated certain financial covenants under the Loan Agreement and shortened the maturities of certain of the loans outstanding under the Loan Agreement. Pursuant to the Second Omnibus Amendment, Brad Foote paid BOA $1.5 million of the amount outstanding on its revolving note under the Loan Agreement ($500,000 of which was paid by the Company on behalf of Brad Foote) and will pay an extension fee on a monthly basis through the end of 2009. In addition, the Second Omnibus Amendment also provided that the revolving note under the Loan Agreement be amortized pursuant to monthly payments, that the maturity date of the revolving note under the Loan Agreement be extended to January 15, 2011, that BOA's revolving credit commitment under the Loan Agreement be terminated and that BOA shall have no obligation to make revolving loans to Brad Foote under the Loan Agreement. While we expect that we will be in compliance with the amended and restated covenants contained in the Loan Agreements, there can be no certainty that Brad Foote will be in compliance with such covenants for any future periods or that Brad Foote will be able to attain a waiver from BOA in the event of a violation of one or more such covenants. Please see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of the Loan Agreement.

        The Board of Directors of the Company has established a Finance Committee to, among other things, assist the Board in monitoring and evaluating the Company's liquidity, short- and long-term financing plans and capital structure.

We may have difficulty raising additional financing when needed or on acceptable terms, which could force us to delay, reduce or eliminate some or all of our development plans.

        Our limited resources and limited operating history may make it difficult to borrow funds to increase the amount of capital available to us to carry out our business. The amount and nature of any such borrowings would depend on numerous considerations, including our capital requirements, our perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by us and in our best interest.

There can be no assurances that our operations will generate sufficient cash flows or that credit facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund other liquidity needs.

        Our ability to make scheduled payments on our debt and other financial obligations will depend on our future financial and operating performance. While we believe that we will continue to have sufficient cash flows to operate our businesses, there can be no assurances that our operations will generate sufficient cash flows or that credit facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we cannot make scheduled payments on our debt, we will be in default and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable and we could be forced into bankruptcy or liquidation or required to substantially restructure or alter our business operations or debt obligations.

Our financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond our control.

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we will likely face increased pressure to dispose of assets, seek additional capital or restructure or refinance our indebtedness. These actions could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements since our credit agreements restrict our ability to dispose of assets and use the proceeds from such dispositions. For example, we may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In the absence of improved operating results and access to capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds realized. Additionally, these proceeds may not be adequate to meet our debt service obligations then due.

Our credit agreements limit our ability to take various actions, and a default under our credit agreements could have a material adverse impact on our business.

        Our credit agreements limit our ability to take various actions, including paying dividends and disposing of assets. Accordingly, we may be restricted from taking actions that management believes would be desirable and in the best interests of us and our stockholders. Our credit agreements also require us to satisfy specified financial and non-financial covenants. A breach of any covenants contained in our credit agreements could result in an event of default under the agreements. Upon the occurrence of an event of default under our credit agreements, the lenders may not be required to lend any additional amounts to us and could elect to declare all borrowings outstanding thereunder, together with accrued and unpaid interest and fees, to be due and payable, which could also result in an event of default under our other agreements relating to our borrowings, any of which could have a material adverse effect on our business or financial condition.

        As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. Our ability to comply with the covenants and restrictions contained in the agreements governing our indebtedness may be affected by economic, financial and industry conditions beyond our control. If we were unable to refinance these borrowings on favorable terms, our results of operations and financial condition could be adversely impacted by increased costs and less favorable terms, including higher interest rates and more restrictive covenants. The instruments governing the terms of any future refinancing of any borrowings are likely to contain similar or more restrictive covenants.

Our level of indebtedness could adversely affect our business, and certain of our indebtedness matures in the near term.

        As of December 31, 2008, our consolidated indebtedness totaled approximately $43.3 million, $11.8 million of which Broadwind has guaranteed for our wholly-owned subsidiaries. As of March 13, 2009, approximately $36.5 million of outstanding indebtedness was guaranteed by Broadwind. We cannot assure you that our businesses will generate sufficient cash flow from operations to pay this debt. In addition, approximately $14.0 million of our indebtedness is scheduled to mature during 2009.

        Our significant debt service obligations:

  •
  may limit our ability to obtain additional financing in excess of our current borrowing capacity on satisfactory terms to fund working capital requirements, capital expenditures, acquisitions, debt service requirements, capital stock and debt repurchases, dividends, distributions and other general corporate requirements or to refinance existing indebtedness;

  •
  require us to dedicate a substantial portion of our cash flows to the payment of principal and interest on our debt which will reduce the funds we have available for other purposes;

  •
  limit our liquidity and operational flexibility and our ability to respond to the challenging economic and business conditions that currently exist or that we may face in the future;

  •
  may require us in the future to reduce discretionary spending, dispose of assets or forgo acquisitions or other strategic opportunities;

  •
  impose on us additional financial and operational restrictions;

  •
  expose us to increased interest rate risk because a substantial portion of our debt obligations are at variable interest rates; and

  •
  subject us to market and industry speculation as to our financial condition and the effect of our debt level and debt service obligations on our operations, which speculation could be disruptive to our relationships with customers, suppliers, employees, creditors and other third parties.

        For a more detailed discussion of the indebtedness of Broadwind and its subsidiaries, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and Note 12 "Debt and Credit Agreements" in Part IV, Item 15 of this Annual Report on Form 10-K.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        As of December 31, 2008, approximately $31.4 million of our borrowings were at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. In connection with the acquisition of Brad Foote in October 2007, the Company assumed two interest rate swap agreements. These swap agreements related to two outstanding equipment loans with a notional amount totaling $8.6 million and involved the exchange of a floating interest rate for a fixed interest rate. These swaps are scheduled to mature in January 2011 and April 2012. We may use interest rate derivatives to hedge the variability of the cash flows associated with our existing or forecasted variable rate borrowings. Although we may enter into additional interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility, we cannot provide assurances that we will be able to do so or that such swaps will be effective.

Growth and diversification through acquisitions and internal expansion may not be successful, and could result in poor financial performance.

        To execute our business strategy, we may acquire new businesses. We may not be able to identify appropriate acquisition candidates or successfully negotiate, finance or integrate acquisitions. If we are unable to make acquisitions, we may be unable to realize the growth we anticipate. Future acquisitions could involve numerous risks including difficulties in integrating the operations, services, products, and personnel of the acquired business; and the potential loss of key employees, customers and suppliers of the acquired business. If we are unable to successfully manage these acquisition risks, future earnings may be adversely affected.

        We may also plan to continue to grow our existing business through increased production levels at existing facilities and through expansion to new manufacturing facilities and locations, such as our recently completed tower manufacturing facility in Abilene, Texas and our partially constructed tower manufacturing facility in Brandon, South Dakota. Such expansion and any future expansion will require coordinated efforts across the Company and continued enhancements to our current operating infrastructure, including management and operations personnel, systems and equipment, and property. Difficulties or delays in acquiring and effectively integrating any new facilities may adversely affect future performance. Moreover, if our expansion efforts do not adequately predict the demand of our customers and our potential customers, our future earnings may be adversely affected.

We have a limited operating history.

        In February 2006, the Company completed a reverse shell transaction with Tower Tech, whereupon we became a holding company for Tower Tech. From the third quarter of 2007 through June of 2008, we acquired RBA, Brad Foote, EMS and Badger, all of which had been stand-alone private companies prior to when they were acquired by Broadwind. Our limited operating history and the limited period of time during which we have operated in our current form makes it difficult to evaluate our business. In addition, the uncertainty of our future performance and ability to maintain or improve our financial, sales and operating systems, procedures and controls increase the risk that we may be unable to continue to successfully operate our business. In the event that we are not able to manage our growth and operate as a public company due to our limited experience, our business may suffer uncertainty and failures.

We face intense competition from industry participants who may have greater resources than we do.

        Our businesses are subject to risks associated with competition from new or existing industry participants who may have more resources and better access to capital. Many of our competitors and potential competitors may have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Among other things, these industry participants compete with our subsidiaries based upon price, quality, location and available capacity. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Some of our competitors may also be able to provide customers with additional benefits at lower overall costs to increase market share. We cannot be sure that we will be able to match cost reductions by our competitors or that we will be able to succeed in the face of current or future competition.

We have generated limited revenue and have generated net losses and negative cash flows since our inception.

        We have experienced operating losses, as well as net losses, for each of the years during which we have operated. In addition in light of current economic conditions, we anticipate that future losses and negative cash flow is possible for the foreseeable future. We have incurred significant costs in connection with the development of our businesses and there is no assurance that we will achieve sufficient revenues to offset anticipated operating costs. Although we anticipate deriving revenues from the sale of our products and services, no assurance can be given that these products can be sold on a net profit basis. If we achieve profitability, we cannot give any assurance that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

Material weaknesses or other deficiencies in our internal control over financial reporting, including potential failure to prevent or detect errors or fraud, could affect the accuracy of our reported financial results.

        Management has identified material weaknesses in internal controls over financial reporting in 2008, as referenced in Item 9A Controls and Procedures of this Annual Report filed on Form 10-K. The Company restated certain financial information in its Form 10-Q for the quarter ended September 30, 2008 on account of certain material weaknesses in internal controls over its financial reporting. Internal control weaknesses or deficiencies may continue to affect our ability to close our financial reporting on a timely basis or report accurate numbers. In addition, acquisitions of companies lacking sufficient financial and internal control expertise may affect our ability to comply with public company reporting requirements in the future, including meeting filing deadlines established by the SEC, and ensuring that our Company-wide controls and procedures are adequate to provide financial information in a timely and reliable matter. We may incur substantial additional costs to bring acquired companies' systems into compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley"). Our ability to attract and retain qualified financial experts will also impact our ability to comply with financial reporting and Sarbanes-Oxley regulations. If we are not able to maintain the requirements of Section 404 of Sarbanes-Oxley in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities. This type of action could adversely affect our financial results or investors' confidence in our company and our ability to access capital markets and could cause our stock price to decline.

We are required to devote substantial time to compliance initiatives, which may divert management's attention from the growth and operation of our business.

        As a public company, we incur significant legal, accounting and other expenses, and we are subject to the SEC's rules and regulations relating to public disclosure that generally involve a substantial expenditure of financial resources and managerial time. In addition, Sarbanes-Oxley, as well as rules subsequently implemented by the SEC, require changes in corporate governance practices of public companies. Full compliance with these rules and regulations has significantly increased our legal and financial compliance costs and has made some activities more time-consuming and costly. We may also incur substantial additional costs to bring acquired companies' systems into compliance with Section 404 of Sarbanes-Oxley. Such additional reporting and compliance costs may negatively impact our financial results. To the extent our earnings suffer as a result of the financial impact of our SEC reporting or compliance costs, our ability to develop an active trading market for our securities could be harmed.

        As a public company, we also expect that new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

        It may be time-consuming, difficult and costly for us to continue our development and implementation of the internal controls and reporting procedures required by Sarbanes-Oxley. Some members of our management team have limited or no experience operating a company with securities traded or listed on an exchange, or subject to SEC rules and requirements, including SEC reporting practices and requirements that are applicable to a publicly traded company. We may need to recruit, hire, train and retain additional financial reporting, internal controls and other personnel in order to develop and implement appropriate internal controls and reporting procedures.

Our future operating results and the market price of the common stock could be materially adversely affected if we are required to write down the carrying value of goodwill or intangible assets associated with any of our operating segments in the future.

        In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we review our goodwill and intangible balances for impairment on at least an annual basis through the application of a fair-value-based test. Our estimate of fair-value for each of our operating segments is based primarily on projected future results and cash flows and other assumptions. In addition, in accordance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), we review long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In October of 2008, we performed our annual test for goodwill impairment and determined that the goodwill balance related to RBA was impaired. This determination indicated a decline in the projected fair value of RBA net assets based upon forecasted operating results. Our analysis indicated that the projected discounted cash flows associated with RBA's net assets did not exceed their carrying value. As a result, we recorded a goodwill impairment charge of approximately $2.4 million during the fourth quarter of 2008. In the future, if our projected discounted cash flows associated with our operating segments do not exceed the carrying value of their net assets, we may be required to record additional write downs of the carrying value of goodwill, intangible assets or other long-lived assets associated with any of our operating segments in accordance with SFAS 142 and SFAS 144, and our operating results and the market price of our common stock may be materially adversely affected.

Disruptions in the supply of parts and raw materials, or changes in supplier relations, may negatively impact our operating results.

        The Company is dependent upon the supply of certain raw materials used in its production process and these raw materials are exposed to price fluctuations on the open market. Raw material costs for items such as steel, the primary raw material used by the Company, have fluctuated significantly and may continue to fluctuate. To reduce price risk caused by market fluctuations, the Company has incorporated price adjustment clauses in certain sales contracts, however, limitations on availability or increases or decreases in the cost of raw materials, including steel, the cost of energy, transportation and other necessary services may impact our operating results, because our manufacturing businesses may not be able to fully pass on the costs associated with such increases or decreases to their respective customers.

        In addition, we may encounter supplier constraints, be unable to maintain favorable supplier arrangements and relations or be affected by disruptions in the supply chain caused by such events as natural disasters, power outages and the effect of labor strikes. In the event of significant increases or decreases in the price of raw materials, particularly steel, our margins and profitability could be negatively impacted.

Restrictions on transport and significant fluctuations in fuel costs could affect distribution access to certain geographical areas.

        Significant fluctuations in fuel costs and transport restrictions could negatively impact transport of large products such as towers, blades and nacelles. Depending on the location of our customers' and potential customers' wind projects, they may choose to limit their transportation expenses by choosing to source component purchases in geographic areas where our operations are not located. In addition, rising fuel costs and transport restrictions could have a material effect on the business and operations of Badger, our specialized heavy haul trucking subsidiary.

Trade restrictions may present barriers to entry in certain international markets.

        Restrictions on trade with certain international markets could affect our ability to expand into these markets. In addition, the existence of government subsidies available to our competitors in certain countries may affect our ability to compete on a price basis.

We may be unable to keep pace with rapidly changing technology in wind turbine component manufacturing.

        The global market for wind turbines is rapidly evolving technologically. Wind turbines are progressively becoming larger and more powerful, and our component manufacturing equipment and technology may not be suited for future generations of products being developed by wind turbine companies. To maintain a successful business in our field, we must keep pace with technological developments and changing standards of our customers and potential customers and meet their constantly evolving demands. If we fail to adequately respond to the technological changes in our industry, or are not suited to provide components for new types of wind turbines, the Company's net worth, financial condition and operating results may be adversely affected.

We rely on unionized labor, the loss of which could adversely affect the future success of the Company.

        We are dependent on the services of unionized labor and have collective bargaining agreements with certain of our operations workforce. The loss of the services of these and other personnel, whether through terminations, attrition, labor strike, or otherwise, or a material change in our collective bargaining agreements, could have a material adverse impact on us and our future profitability. Collective bargaining units in place at our Brad Foote subsidiary's Pittsburgh and Cicero facilities are under contract through 2009 and 2010, respectively and represent approximately 32% of the Company's workforce.

The loss of our key personnel could harm our business.

        Our future success will depend largely on the skills, efforts, and motivation of our executive officers and other key personnel. Our success also depends, in large part, upon our ability to attract and retain highly qualified management and key personnel throughout our organization. We face competition in the attraction and retention of personnel who possess the skill sets that we seek. In addition, key personnel may leave our company and subsequently compete against us. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business, results of operations, or financial condition.

Our ability to comply with regulatory requirements is critical to our future success and our current level of controls cannot guarantee that we are in compliance with all such requirements.

        As a manufacturer and distributor of wind and other energy industry products we are subject to a number of industry standard-setting authorities, such as the American Gear Manufacturers Association and the American Welding Society. In addition, many of our products are or may become subject to the requirements of federal, state and local or foreign regulatory authorities. Changes in the standards and requirements imposed by such authorities could have a material adverse effect on us. In the event we are unable to meet any such standards when adopted our business could be adversely affected. We may not be able to obtain all regulatory approvals, licenses and permits that may be required in the future, or any necessary modifications to existing regulatory approvals, licenses and permits, or maintain all required regulatory approvals, licenses and permits.

        While we believe that our businesses are currently in compliance with the requirements of federal, state and local or foreign regulatory authorities applicable to them, our current internal controls are likely insufficient to guarantee that our businesses are in full compliance with such requirements. We continue to develop our internal controls with a goal of providing a greater degree of certainty that our businesses are in compliance with applicable governmental and regulatory requirements, but our current level of internal control may fail to reveal to us material instances of non-compliance with such requirements, and such non-compliance could have a material adverse effect on our business.

Our principal stockholder holds a large percentage of our common stock and influences our affairs significantly but has publicly stated its intention to liquidate certain of its holdings in various investments, which may include shares of our common stock.

        Tontine owns approximately 49% of our outstanding common stock as of December 31, 2008. As a result, Tontine has the voting power to significantly influence our policies, business and affairs, and the outcome of any corporate transaction or other matter, including mergers, consolidations and the sale of all, or substantially all, of our assets. Tontine's significant ownership level may have the effect of delaying, deterring, or preventing a change in control that otherwise could result in a premium in the price of our common stock. Tontine and its affiliates may invest in entities that directly or indirectly compete with us or companies in which they currently invest may begin competing with us. As a result of these relationships, when conflicts between the interests of Tontine and the interests of our other stockholders arise, the Tontine-designated directors may have conflicts of interest. Although our directors and officers will have a duty of loyalty to us under Delaware law and our certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible, if done in compliance with Delaware law. The actions of Tontine may have the effect of influencing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

        As stated above, Tontine in Schedule 13D filed with the SEC on November 10, 2008 stated its intention to explore alternatives for the disposition of its equity interest in the Company. We have granted Tontine registration rights with respect to the Broadwind common stock it holds. Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could affect the management of our company and could cause the market price of our common stock to decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters is located in Naperville, Illinois, which is a suburb located west of Chicago, Illinois. In addition, our subsidiaries own or lease operating facilities, which are presented by operating segment as follows:

Operating Segment and Facility Type	Location	Owned / Leased	Approximate Square Footage
Products
Tower Manufacturing	Manitowoc, WI	Leased	200,000
Tower Manufacturing	Brandon, SD(1)	Owned	146,000
Tower Manufacturing	Abilene, TX	Owned	146,000
Specialized Welding	Manitowoc, WI	Leased	45,000
Specialized Welding	Clintonville, WI	Owned	63,000
Gearing Systems	Cicero, IL	Owned	198,000
Gearing Systems	Cicero, IL	Leased	301,000
Gearing Systems	Neville Island, PA	Owned	70,000
Services
Service and Maintenance	Gary, SD	Leased	25,000
Service and Maintenance	Abilene, TX	Leased	297,000
Service and Maintenance	Howard, SD	Owned	25,000
Heavy Haul Trucking	Clintonville, WI	Leased	7,000
Service and Maintenance	Tehachapi, CA	Leased	5,000
Corporate
Administrative	Naperville, IL	Leased	6,800

(1)
Brandon, South Dakota location is a partially constructed wind tower manufacturing facility.

        We consider that our facilities are in good condition and are adequate for our present and future needs.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we anticipate that Broadwind or its subsidiaries may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of December 31, 2008, we are not aware of material pending legal proceedings or threatened litigation that would have a material adverse effect on our financial condition or results of operations, although no assurance can be given with respect to the ultimate outcome of actions.

        In September 2007, Tower Tech received a notice of violation from the Wisconsin Department of Natural Resources ("WDNR") stating that Tower Tech was in violation of several provisions of the state's air pollution laws and regulations in connection with the construction and operation of two new paint booths at its Manitowoc, Wisconsin facility. Tower Tech has entered into negotiations with the WDNR, and currently the WDNR is seeking only monetary penalties and no other relief.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is currently listed on the OTC Bulletin Board electronic quotation system ("OTCBB") under the symbol "BWEN." The Company changed its name from Tower Tech Holdings Inc. to Broadwind Energy, Inc. on February 28, 2008. On March 4, 2008, and in connection with the name change, shares of the Company's common stock, which had previously traded under the ticker symbol "TWRT," began trading under the ticker symbol "BWEN."

        The following table sets forth the range of high and low bid quotations for each quarter within the last two fiscal years as reported by the OTCBB. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual sale prices:

	Bid Prices Common Stock
	High	Low
2008
First quarter	$14.45	$8.45
Second quarter	29.00	8.40
Third quarter	22.00	8.41
Fourth quarter	14.40	4.25

	High	Low
2007
First quarter	$4.20	$1.76
Second quarter	4.70	3.27
Third quarter	5.51	4.15
Fourth quarter	14.50	5.22

        The published high and low bid quotations of our common stock as reported on the OTCBB on March 11, 2009, were $3.25 and $3.00 per share, respectively. As of March 9, 2009, there were 67 holders of record of our common stock.

        We have never paid cash dividends on our common stock and have no current plan to do so in the foreseeable future. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors and are further limited by our existing credit agreements as described in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. Specifically, certain of these credit agreements restrict the ability of the Company's subsidiaries (which are the borrowers under such credit agreements) to distribute funds to Broadwind that might otherwise be used to pay dividends. The decision of our Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition, and other factors the Board of Directors may consider relevant. The current policy of our Board of Directors is to reinvest earnings in our operations to promote future growth and to fund potential acquisitions.

Repurchases

        We did not engage in any repurchases of our common stock during the fourth quarter of 2008.

Unregistered Sales of Equity Securities

        All unregistered sales of equity securities during the fourth quarter or year ended December 31, 2008 have been previously disclosed on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

        See Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K for information as of December 31, 2008 with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical consolidated financial and other data are presented starting in 2006, when we acquired Tower Tech, and present financial data for the year ended December 31, 2006. The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our selected statement of operations and statement of cash flows data set forth below for each of the three years ended December 31, 2008, 2007, and 2006, and the balance sheet data as of December 31, 2008, 2007, and 2006, are derived from our consolidated financial statements.

(In thousands, except per share data)

	For the Year Ended December 31,
	2008	2007	2006
Selected Statement of Operations Data
Revenues	$217,321	$29,804	$4,023
Cost of sales	183,951	25,865	4,822

Gross margin (deficit)	33,370	3,939	(799)

Gross margin (deficit) percentage	15.4%	13.2%	(19.9)%
Selling, general and administrative expenses	41,545	5,724	1,501
Goodwill impairment(1)	2,409	—	—
Intangible amortization	11,159	1,750	21

Operating loss	(21,743)	(3,535)	(2,321)
Operating loss margin percentage	(10.0)%	(11.9)%	(57.7)%
Total other expense, net	(2,480)	(866)	(414)
Provision (benefit) for income taxes	1,062	(1,039)	—

Net loss	$(25,285)	$(3,362)	$(2,735)

Net loss per share—basic and diluted	$(0.28)	$(0.07)	$(0.08)
Weighted average shares outstanding—basic and diluted	89,899	51,535	33,772

	As of December 31,
	2008	2007	2006
Selected Balance Sheet Data
Assets:
Cash and cash equivalents	$15,253	$5,782	$125
Accounts receivable, net	36,709	13,541	161
Inventory	41,895	12,983	288
Total current assets	98,219	34,752	588
Property and equipment, net	144,707	58,890	2,799
Goodwill and intangibles, net	136,547	111,633	—
Total assets	379,748	205,818	3,895
Liabilities:
Accounts payable and accrued liabilities	$50,611	$22,593	$3,149
Total current liabilities	85,742	62,449	8,402
Total long-term debt, net of current maturities	25,792	17,620	807
Total liabilities	117,592	81,282	9,209
Working capital (deficit)	$12,477	$(27,697)	$(7,814)
Total stockholders' equity (deficit)	$262,156	$124,536	$(5,314)

	For the Year Ended December 31,
	2008	2007	2006
Selected Statement of Cash Flows Data
Net cash (used in) provided by operating activities	$(2,359)	$521	$(711)
Net cash used in investing activities	(106,696)	(82,828)	(408)
Net cash provided by financing activities	118,526	87,964	1,078
Proceeds from the issuance of common stock	117,389	65,400	—
Capital expenditures	83,720	5,854	408
Cash paid for acquisitions, net of acquired cash	23,016	76,474	—

	2008	2007	2006
Selected Other Data—Non GAAP Financial Measures
EBITDAS(2)	$4,327	$103	$(1,643)
EBITDAS margin percentage(3)	2.0%	0.3%	(40.8)%

(1)
During the year ended December 31, 2008, we recorded a goodwill impairment charge of $2,409 related to our Products segment. See Note 10 "Goodwill and Intangible Assets" of the notes to our financial statements for further discussion of the impairment.

(2)
For any period, earnings before interest, taxes, depreciation, amortization, and share-based compensation ("EBITDAS") are calculated as presented below. Additionally, the calculation of EBITDAS excludes the effect of any goodwill and intangible impairment charges.

	For the Year Ended December 31,
	2008	2007	2006
Net loss	$(25,285)	$(3,362)	$(2,735)
Provision (benefit) for income taxes	1,062	(1,039)	—
Interest income	(584)	(400)	—
Interest expense	2,860	1,239	411
Goodwill impairment	2,409	—	—
Depreciation and amortization	21,866	3,523	328
Share-based compensation	1,999	142	353

EBITDAS	$4,327	$103	$(1,643)

(3)
EBITDAS margin percentage equals EBITDAS divided by total revenue. We believe that EBITDAS is particularly meaningful due principally to the role acquisitions have played in our development. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense because a significant portion of the purchase price of our acquired businesses is generally allocated to depreciable fixed assets and long-lived assets, which primarily consists of goodwill and amortizable intangible assets. Please note that neither EBITDAS nor EBITDAS margin percentage should be considered alternatives to, nor is there any implication that they are more meaningful than, any measure of performance or liquidity promulgated under accounting principles generally accepted in the U.S.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion below contains "forward-looking statements," as defined in Section 21E of the Exchange Act, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as "anticipate," "believe," "plan," "expect," "intend," "will," and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A "Risk Factors" in Part I of this Annual Report on Form 10-K, that could cause our actual growth, results of operations, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

        As used in this Annual Report on Form 10-K, the terms "we," "us," "our," "Broadwind," and "the Company" refer to Broadwind Energy, Inc. and our wholly-owned subsidiaries.

(Dollars are presented in thousands unless otherwise stated)

INTRODUCTION

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto appearing elsewhere herein. This section is organized as follows:

  •
  Our Business—an overview of our business, a discussion of current business and industry opportunities, challenges, and risks, and a discussion of significant developments affecting our business.

  •
  Results of Operations—an analysis and comparison of our consolidated results of operations for the years ended December 31, 2008, 2007 and 2006, as reflected in our consolidated statements of operations.

  •
  Summary of Critical Accounting Policies and Estimates—a discussion of accounting policies and estimates that we believe require management's most subjective or complex judgments.

  •
  Liquidity, Financial Position and Capital Resources—a discussion of our primary sources and uses of cash for the years ended December 31, 2008 and 2007, a discussion of selected changes in our financial position, and a summary of our future contractual obligations.

OUR BUSINESS

Overview

        We are a supplier of value-added products and services to the North American wind energy sector as well as other energy-related industries. We provide our customers, such as leading wind turbine manufacturers and developers, wind farm operators and service companies, with a broad range of component and service offerings. Since 2006, we have made significant investments in the growth of our platform through a series of acquisitions. In doing so, we have developed a broad, U.S.-based supply chain for wind energy development in North America. Our five businesses are currently organized in two operating segments: Products and Services.

Products

        The Products segment includes three subsidiaries that manufacture and sell products such as high precision gears for wind turbines, custom-engineered gearing systems for the mining, energy and industrial sectors, structural wind towers, internal tower components, and large fabricated and machined components (e.g., crane parts and dipper buckets). Specific services provided include key technology areas such as grinding and finishing of gears and gear sets, steel plate processing, heavy welding and custom corrosion protection of components. Our primary focus is on the wind energy industry; however, our Products segment also services mining, construction, oil and gas, and other industrial energy applications.

        The Products segment has undergone a significant expansion in the last two years and reflects the operations of Tower Tech, RBA and Brad Foote. As of December 31, 2008, the segment had approximately 800 employees, and operated in Wisconsin, Texas, Illinois and Pennsylvania.

Services

        The Services segment was established upon our acquisition of EMS in January 2008 and expanded with our acquisition of Badger in June 2008. This segment specializes in construction, operations and maintenance and component repair services for the wind industry as well as specialized heavy haul trucking services to installation sites. Services provided include construction and technical support in the erection of wind turbine generators, scheduled and un-scheduled maintenance, fiberglass inspections, general repair and training, and the transportation of oversize/overweight equipment and machinery.

        As of December 31, 2008, the segment had approximately 300 employees. Currently, the Services segment has service hub locations in South Dakota, Texas and Wisconsin and satellite field service centers in California and Illinois.

        See Note 21 "Segment Reporting" of the notes to our consolidated financial statements for further discussion.

Summary of 2008

        Below is a summary of some of the key events and trends from 2008:

  •
  We established our Services segment through the acquisition of EMS, which was completed in January 2008, and Badger, which was completed in June 2008. The acquisition of EMS enabled the Company to provide construction, operations and maintenance and component repair services for the wind industry, and the acquisition of Badger enabled the Company to provide transportation and logistical services for the delivery of wind turbines, towers, blades and other oversized equipment for large industrial applications. These acquisitions support our development of a broad U.S.-based supply chain for wind energy development in North America.

  •
  The Company made significant capital expenditures in its existing and newly acquired subsidiaries during the year ended December 31, 2008, in the aggregate amount of $83,720. These capital expenditures primarily consisted of the construction of Tower Tech's tower manufacturing facility in Abilene, Texas and the partial construction of its tower manufacturing facility in Brandon, South Dakota, as well as the build-out of additional facility capacity and gearing equipment expenditures at our Brad Foote subsidiary. In addition, the Company invested in new trailer and escort vehicles at its Badger subsidiary and expenditures at its EMS subsidiary related to purchases of equipment and service vehicles, purchase of a previously leased facility, and construction of a new servicing facility.

  •
  The Company appointed new senior management to existing positions and created new leadership positions, including: Chief Operating Officer; Chief Financial Officer; Senior Vice President, Human Resources; General Counsel; Controller; and Director of Compliance; as well as corporate-level operations oversight positions at our subsidiary companies.

  •
  We committed significant resources during 2008 to enhance the control environment within the Company. An assessment of the effectiveness of the Company's internal controls as of the end of the 2008 fiscal year is included in Item 9A Controls and Procedures of this Annual Report on Form 10-K.

  •
  A significant portion of the cash used to fund the Company's acquisitions, working capital needs and operations described above was received through financing provided by Tontine parties pursuant to Securities Purchase Agreements entered into between the Company and certain Tontine parties in January 2008 and April 2008. Pursuant to the Securities Purchase Agreements, the Tontine parties purchased an aggregate of 14,594,064 unregistered shares of our common stock in private placements, for an aggregate purchase price of $117,225. Also, in April 2008, certain Tontine parties converted the original notional amount of their respective 9.5% related party notes for an aggregate of 3,333,332 in shares of the Company's unregistered common stock. In connection with the conversion, accrued interest of $1,223 on the notes was paid by the Company to such Tontine parties. On November 10, 2008, Tontine filed a Schedule 13D with the SEC in which it announced its intention to explore alternatives for the disposition its equity interest in the Company. Tontine has previously been the primary source of capital for acquisitions and expansion projects for the Company, and there can be no assurance the Company will be successful in securing a replacement source of equity capital to continue our growth and acquisition plans.

  •
  Our operating results and business strategy, particularly in the fourth quarter of 2008, were affected by the downturn in the economy and the effects of the disruptions in the global credit markets and financial systems and the corresponding effect on the wind industry and global heavy manufacturing industry. These conditions limited our ability to further expand upon our growth and operating strategy and restricted our ability to raise additional financing for our operations. In light of these challenges, we changed our immediate business and operating focus from rapidly growing the Company through strategic acquisitions and increased capital expenditures to concentrating on achieving operational excellence within our existing businesses, evaluating and restructuring our financing arrangements, and focusing our efforts on maintaining adequate levels of liquidity and working capital.

        Revenues during the year ended December 31, 2008 were $217,321, an increase of $187,517 compared to revenues of $29,804 during the year ended December 31, 2007. The increase in revenues was primarily attributable to full year operating results, and incremental growth at Brad Foote, increased wind tower revenues at Tower Tech, and the incremental revenues resulting from our acquisitions of EMS and Badger during 2008.

        Gross margin increased $29,431 from $3,939, or 13.2% of revenue, during the year ended December 31, 2007, to $33,370, or 15.4% of revenue, during the year ended December 31, 2008. The increase in gross margin and gross margin percentage was primarily the result of an overall increase in revenues in our operating segments and attributable to the inclusion of gross margin contributed by our newly-created Services segment in 2008.

        Operating loss increased from $3,535 during the year ended December 31, 2007 to $21,743 during the year ended December 31, 2008, primarily as a result of an increase in amortization expense, full year selling, general and administrative expenses at Brad Foote, and an increase in corporate general and administrative expenses.

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2008 compared to the year ended December 31, 2007.

	For the Year Ended December 31,
					2008 vs. 2007
		% of Total Revenue		% of Total Revenue
	2008		2007		$ Change	% Change
Revenues	$217,321	100.0%	$29,804	100.0%	$187,517	629.2%
Cost of sales	183,951	84.6%	25,865	86.8%	158,086	611.2%

Gross margin	33,370	15.4%	3,939	13.2%	29,431	747.2%
Operating expenses
Selling, general and administrative expenses	41,545	19.1%	5,724	19.2%	35,821	625.8%
Goodwill impairment	2,409	1.1%	—	0.0%	2,409	100.0%
Intangible amortization	11,159	5.2%	1,750	5.9%	9,409	537.7%

Total operating expenses	55,113	25.4%	7,474	25.1%	47,639	637.4%

Operating loss	(21,743)	(10.0)%	(3,535)	(11.9)%	(18,208)	515.1%
Other income (expense)
Interest income	584	0.3%	400	1.3%	184	46.0%
Interest expense	(2,860)	(1.3)%	(1,239)	(4.1)%	(1,621)	130.8%
Other, net	(204)	(0.1)%	(27)	(0.1)%	(177)	655.6%

Other expense, net	(2,480)	(1.1)%	(866)	(2.9)%	(1,614)	186.4%

Net loss before provision for income taxes	(24,223)	(11.1)%	(4,401)	(14.8)%	(19,822)	450.4%
Provision (benefit) for income taxes	1,062	0.5%	(1,039)	(3.5)%	2,101	202.2%

Net loss	$(25,285)	(11.6)%	$(3,362)	(11.3)%	$(21,923)	652.1%

        The following table presents our results of operations by reportable segment for the year ended December 31, 2008, as follows:

	For the Year Ended December 31, 2008
	Products(1)	Services(1)	Corporate and Other(2)	Total
Revenues	$177,114	$41,502	$(1,295)	$217,321
Cost of sales	153,782	30,622	(453)	183,951

Gross margin (deficit)	23,332	10,880	(842)	33,370
Operating expenses
Selling, general and administrative expenses	14,369	10,507	16,669	41,545
Goodwill impairment	2,409	—	—	2,409
Intangible amortization	8,184	2,975	—	11,159

Total operating expenses	24,962	13,482	16,669	55,113

Operating income (loss)	(1,630)	(2,602)	(17,511)	(21,743)

Other (expense) income, net	(4,181)	(670)	2,371	(2,480)

Net loss before provision for income taxes	(5,811)	(3,272)	(15,140)	(24,223)
Provision (benefit) for income taxes	1,932	(74)	(796)	1,062

Net loss	$(7,743)	$(3,198)	$(14,344)	$(25,285)

(1)
The Company's reportable segments have been revised as compared to the reportable segments filed in our 2007 Annual Report on Form 10-KSB to reflect changes in the management reporting structure of the organization as a result of the acquisitions completed during 2008. The revised operating structure includes two reportable segments: "Products" (formerly included in the "Towers and Fabrication" and "Gearing Systems" segments) and "Services." "Services" is a new operating segment to account for our acquisitions during 2008 of EMS and Badger, which provide construction support and maintenance and heavy-haul trucking services, respectively.

(2)
"Corporate and Other" includes corporate administrative expenses and intercompany eliminations. Corporate selling, general and administrative expenses includes corporate salaries and benefits, share-based compensation, and professional fees.

Revenues

        Revenues increased $187,517 from $29,804 during the year ended December 31, 2007 compared to revenues of $217,321 during the year ended December 31, 2008. The increase in revenues is primarily attributable to full year operating results at Brad Foote, as well as incremental Brad Foote gear production volume growth during the fourth quarter of 2008 versus the fourth quarter of 2007. Tower Tech experienced an increase in wind tower revenues due to volume increases and the inclusion of materials in the selling price of wind towers during the second half of 2008 as part of providing continued value-added services for customers, prior to which Tower Tech had substantively provided only labor and facility services to manufacture wind towers. In addition, revenues increased due to our acquisitions of EMS and Badger in January 2008 and June 2008, respectively.

Cost of Sales

        Cost of sales increased $158,086 from $25,865 during the year ended December 31, 2007 compared to cost of sales of $183,951 during the year ended December 31, 2008. The increase in cost of sales is primarily attributable to full year operating results at Brad Foote, higher cost of sales at Tower Tech related to volume increases and the inclusion of materials in the cost of wind towers during the second half of 2008. The company also incurred significant start-up overhead costs during the fourth quarter of 2008 associated with the hiring and training of employees and facility commissioning of the Abilene, Texas wind tower manufacturing location. In addition, cost of sales increased due to the cost of sales associated with our acquisitions of EMS and Badger in January 2008 and June 2008, respectively.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased from $5,724 during the year ended December 31, 2007 to $41,545 during the year ended December 31, 2008. The increase in selling, general and administrative expenses in primarily attributable to an increase in corporate salary and benefits, professional fees to assist with the administrative functions and reporting associated with being a public company, and share based compensation, as compared to the previous year. The Company incurred significant administrative and third party support and consulting costs during 2008 to integrate the four acquisitions completed between October 2007 and June 2008. These acquisitions were previously privately-held businesses and required substantial expense during the year to integrate them into a publicly-held company and meet the respective public company reporting requirements. Tower Tech incurred an increase in selling, general and administrative expenses as a result of start-up costs relating to new wind tower manufacturing facilities being constructed in 2008. Additionally, selling, general and administrative expenses increased due to full year administrative expenses at Brad Foote and administrative expenses as a result of our acquisitions of EMS and Badger during 2008.

Goodwill Impairment

        During 2008, the Company recorded a goodwill impairment charge of $2,409 to our Products segment. During the fourth quarter of 2008, we performed our annual impairment test, our analysis indicated that the goodwill attributable to our RBA subsidiary was impaired as a result of projected discounted cash flows from RBA's results of operations did not exceed the carrying value of its net assets.

Intangible Amortization

        Intangible amortization increased from $1,750 during the year ended December 31, 2007 to $11,159 during the year ended December 31, 2008. The increase in intangible amortization is primarily attributable to higher amortization expense of customer relationship intangibles as a result of our acquisitions of Brad Foote and EMS.

Other Expense, net

        Other expense, net increased from $866 during the year ended December 31, 2007 to $2,480 during the year ended December 31, 2008. The increase in other expense, net is primarily due to higher interest expense on outstanding debt at Brad Foote and interest expense incurred during the first quarter of 2008 with respect to a related party note payable.

Provision for Income Taxes

        The Company recorded a provision for income taxes of $1,062 during the year ended December 31, 2008 as compared to a benefit for income taxes of $1,039 during the year ended December 31, 2007. The increase in income tax expense is primarily attributable to higher state income taxes and temporary timing differences related to our indefinite-lived intangibles.

Net Loss

        Net loss for the year ended December 31, 2008 was $25,285, an increase of $21,923 compared to a net loss of $3,362 during the year ended December 31, 2007, as a result of the factors as described above.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2007 compared to the year ended December 31, 2006.

	For the Year Ended December 31,
					2007 vs. 2006
		% of Total Revenue		% of Total Revenue
	2007		2006		$ Change	% Change
Revenues	$29,804	100.0%	$4,023	100.0%	$25,781	640.8%
Cost of sales	25,865	86.8%	4,822	119.9%	21,043	436.4%

Gross margin (deficit)	3,939	13.2%	(799)	(19.9)%	4,738	593.0%
Operating expenses
Selling, general and administrative expenses	5,724	19.2%	1,501	37.3%	4,223	281.3%
Intangible amortization	1,750	5.9%	21	0.5%	1,729	8233.3%

Total operating expenses	7,474	25.1%	1,522	37.8%	5,952	391.1%

Operating loss	(3,535)	(11.9)%	(2,321)	(57.7)%	(1,214)	52.3%
Other income (expense)
Interest income	400	1.3%	—	0.0%	400	100.0%
Interest expense	(1,239)	(4.1)%	(411)	(10.2)%	(828)	201.5%
Other, net	(27)	(0.1)%	(3)	(0.1)%	(24)	800.0%

Other expense, net	(866)	(2.9)%	(414)	(10.3)%	(452)	109.2%

Net loss before benefit for income taxes	(4,401)	(14.8)%	(2,735)	(68.0)%	(1,666)	60.9%
Benefit for income taxes	(1,039)	(3.5)%	—	0.0%	(1,039)	100.0%

Net loss	$(3,362)	(11.3)%	$(2,735)	(68.0)%	$(627)	22.9%

        The following table presents our results of operations by reportable segment for the year ended December 31, 2007, as follows:

	For the Year Ended December 31, 2007
	Products(1)	Services(1)	Corporate and Other(2)	Total
Revenues	$29,804	$—	$—	$29,804
Cost of sales	25,865	—	—	25,865

Gross margin	3,939	—	—	3,939
Operating expenses
Selling, general and administrative expenses	5,406	—	318	5,724
Intangible amortization	1,750	—	—	1,750

Total operating expenses	7,156	—	318	7,474

Operating loss	(3,217)	—	(318)	(3,535)

Other expense, net	(378)	—	(488)	(866)

Net loss before provision for income taxes	(3,595)	—	(806)	(4,401)
Provision (benefit) for income taxes	103	—	(1,142)	(1,039)

Net loss	$(3,698)	$—	$336	$(3,362)

(1)
During 2008, management changed the Company's reportable segments as compared to the reportable segments filed in our 2007 Annual Report on Form 10-KSB to reflect changes in the management reporting structure of the organization as a result of the acquisitions completed during 2008. The revised operating structure includes two reportable segments: "Products" (formerly included in the "Towers and Fabrication" and "Gearing Systems" segments) and "Services." "Services" is a new operating segment to account for our acquisitions during 2008 of EMS and Badger, which provide construction support and maintenance and heavy haul trucking services, respectively.

(2)
"Corporate and Other" includes corporate administrative expenses and intercompany eliminations. Corporate selling, general and administrative expenses includes corporate salaries and benefits, share-based compensation and professional fees.

Revenues

        Revenues increased $25,781, or 641%, from $4,023 during the year ended December 31, 2006 compared to revenues of $29,804 during the year ended December 31, 2007. The increase in revenues is primarily attributable to our acquisition of Brad Foote in October 2007 along with an increase in revenues at Tower Tech resulting from higher production volumes during 2007.

Cost of Sales

        Cost of sales increased $21,043, or 436%, from $4,822 during the year ended December 31, 2006 to $25,865 during the year ended December 31, 2007. The increase in cost of sales is primarily attributable to our acquisition of Brad Foote along with the increase in cost of sales at Tower Tech as a result of higher production volumes during 2007.

Selling, General and Administrative Expense

        Selling, general and administrative expense increased $4,223, or 281%, from $1,501 during the year ended December 31, 2006 to $5,724 during the year ended December 31, 2007, primarily as a result of the inclusion of selling, general and administrative expenses associated with the acquisition of Brad Foote in October 2007, an increase in legal and accounting expenses related to the costs associated with being a public company, and higher payroll and benefits expenses due to the addition of senior management and the hiring of administrative employees during 2007. As a percentage of revenues, selling, general and administrative expense decreased from 37.3% during the year ended December 31, 2006 compared to 19.2% during the year ended December 31, 2007.

Intangible Amortization

        Intangible amortization increased from $21 during the year ended December 31, 2006 to $1,750 during the year ended December 31, 2007, primarily as a result of intangible amortization as a result of our acquisitions of RBA and Brad Foote in October 2007.

Other Expense, net

        The increase in other expense, net is primarily attributable to interest expense due to the increase in notes payable, capital leases and other debt primarily related to the Brad Foote acquisition in 2007.

Benefit for Income Taxes

        During the year ended December 31, 2007, the Company recorded an income tax benefit of $1,039 compared to zero for the year ended December 31, 2006. The income tax benefit was primarily attributable to an increase in federal and state deferred tax assets associated with the acquisition of RBA in October 2007. Our consolidated effective income tax rate was (23.6)% for the year ended December 31, 2007, as compared to 0.0% for the comparable prior-year period.

Net Loss

        Net loss for the year ended December 31, 2007 was $3,362, an increase of $627, or 23%, compared to a net loss of $2,735 during the year ended December 31, 2006, as a result of the factors described above.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The methods, estimates and judgments that we use in applying our critical accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. We also have other policies that we consider key accounting policies, such as those for revenue recognition, including the deferral of revenue on sales to distributors; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.

        We have identified the accounting policies and estimates listed below as those that we believe require management's most subjective and complex judgments in estimating the effect of inherent uncertainties. This section should also be read in conjunction with Note 2 "Summary of Significant Accounting Policies" of the notes to our consolidated financial statements, which includes a discussion of these and other significant accounting policies.

Revenue Recognition

        We recognize revenue when the earnings process is complete and when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable, collectability is reasonably assured, and delivery has occurred per the terms of the contract. Customer deposits and other receipts are deferred and recognized when the revenue is realized and earned.

        In some instances, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. Assuming all other revenue criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance certificate. The Company has reviewed SEC Staff Accounting Bulletin No. 104 ("SAB 104") and concludes that its revenue recognition policy to be in compliance with SAB 104.

Warranty Liability

        Within our Products segment, we provide warranty terms that generally range from two to seven years for various products relating to workmanship and materials supplied by the Company. From time to time, customers may submit warranty claims against the Company. In certain contracts, we have recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of December 31, 2008 and 2007, our estimated product warranty liability was $890 and $242, respectively, and is recorded within accrued liabilities in our consolidated balance sheets.

Inventories

        Inventories are stated at the lower of cost or market. Any excess of cost over market value is included in the Company's inventory allowance. Market value of inventory, and management's judgment of the need for reserves, encompasses consideration of other business factors including physical condition, inventory holding period, contract terms, and usefulness. Inventories are valued based on an average cost method that approximates the first-in, first-out (FIFO) basis.

        Inventories consist of raw materials, work-in-process, and finished goods. Raw materials consist of components and parts for general production use. Work-in-process consists of labor and overhead, processing costs, purchased subcomponents, and materials purchased for specific customer orders. Finished goods consist of components purchased from third parties as well as components manufactured by the Company that will be used to produce final customer products.

Goodwill and Intangible Assets

        Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we perform our annual goodwill impairment test during the fourth quarter of each year, or more frequently when events or circumstances indicate that the carrying value of the Company's assets may not be recovered. The Company tests intangible assets for impairment when events or circumstances indicate that the carrying value of the Company's assets may not be recovered. In evaluating the recoverability of the carrying value of goodwill and other intangible assets, we must make assumptions regarding the fair value of our reporting units, as defined under SFAS 142. Our method of determining the fair value was based upon our estimate of the projected future discounted cash flows of our reporting units.

        We perform our annual impairment test of goodwill as of October 31 of each year. Based upon our results, we determined that there was impairment to goodwill at our RBA subsidiary. Our goodwill impairment results indicated that projected future discounted cash flows related to RBA's results of operations were less than the carrying value of RBA's net assets. As a result, we recorded a goodwill impairment charge of $2,409 during the fourth quarter to our Products segment.

        If our fair value estimates or related assumptions change in the future, we may be required to record additional impairment charges related to goodwill and intangible assets.

Long-Lived Assets

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), we review property and equipment and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

        In evaluating the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to property and equipment and long-lived assets.

Income Taxes

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires the recognition of deferred income tax assets and liabilities based upon the income tax consequences of temporary differences between financial reporting and income tax reporting by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. SFAS 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred income tax asset will not be realized.

        In connection with the preparation of our consolidated financial statements, we are required to estimate our income tax liability for each of the tax jurisdictions in which we operate. This process involves estimating our actual current income tax expense and assessing temporary differences resulting from differing treatment of certain income or expense items for income tax reporting and financial reporting purposes. We also recognize as deferred income tax assets the expected future income tax benefits of net operating loss carry forwards. In evaluating the realizability of deferred income tax assets associated with net operating loss carry forwards, we consider, among other things, expected future taxable income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Changes in, among other things, income tax legislation, statutory income tax rates, or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

        On January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which is an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The initial application of FIN 48 to our tax positions had no effect on our results of operations or our stockholders' equity.

Recent Accounting Pronouncements

        The following is a summary of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements:

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

SFAS 157-2

        In February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP 157-2"), which delayed the effective date by which companies must adopt certain provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). FSP 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations, or cash flows.

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

SFAS 162

        In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. We do not expect any significant changes to our financial accounting and reporting as a result of the issuance of SFAS 162.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

        As of December 31, 2008, cash and cash equivalents totaled $15,253. Our cash flows from operations and financing activities have been adequate to fulfill our liquidity requirements. We finance acquisitions primarily through funding from equity offerings and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, debt and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances. We expect to improve upon our liquidity and financial position based on the following:

  •
  Due to the current economic downturn and continued negative effects of the global credit markets, the Company has also encountered a challenging environment for amending its existing debt and credit facilities or entering into new facilities. However, the Company was able to amend and extend its debt agreements with the primary lenders for Brad Foote and Tower Tech as of March 13, 2009 as further described in the respective Brad Foote and Tower Tech credit facilities discussions below. Brad Foote and Tower Tech are also subject to certain covenants within the agreements, and while there can be no certainty that we will be able to meet our obligations under these covenants, we expect that they will be met during 2009. The Company plans to continue efforts to restructure its debt obligations and capital expenditure commitments to ensure that the Company has adequate liquidity and the financial resources to fund working capital requirements, capital expenditures and business acquisitions. As previously disclosed, during the third quarter of 2008, the Company also announced the hiring of Morgan Stanley & Co. Incorporated to advise the Company on certain acquisition, growth and financing opportunities, as well as advise the Company on issues related to the Schedule 13D filing by Tontine and Tontine's intent to explore alternatives for the disposition of its ownership position in Broadwind.

  •
  The Company experienced significant one-time corporate and operating cash outflows as a result of integrating four acquisitions during 2008. We expect to see a significant reduction in these types of cash outflows during 2009.

  •
  The Company made capital investments of $83,720 during 2008. These investments resulted in significant capacity expansion across all business lines. These major investments in 2008 serve to reduce our expected capital expenditure needs during 2009.

        Additionally, we are currently in the process of attempting to restructure our existing financing obligations and capital expenditure commitments to provide the Company with additional liquidity and capital resources. Due to the current economic downturn and continued negative effects of the global credit markets, the Company has encountered a challenging environment for amending its existing debt and credit facilities or entering into new facilities. However, the Company was successful as of March 13, 2009 in amending its debt agreements with the primary lenders for Brad Foote and Tower Tech, respectively, as discussed below. The Company plans to continue its efforts to restructure its debt obligations and capital expenditure commitments to ensure that the Company has adequate liquidity and the financial resources to fund working capital requirements, capital expenditures and business acquisitions.

Sources and Uses of Cash

Operating Cash Flows

        During the year ended December 31, 2008, net cash flows used in operating activities totaled $2,359, compared to net cash provided by operating activities for the year ended December 31, 2007, which totaled $521. The decrease in net cash provided by operating activities as compared to the prior year was attributable to an increase in administrative expenses and increases in our accounts receivable and inventory balances as we ramped-up production and expanded our facilities and revenues. During the fourth quarter of 2008, we recorded a non-cash goodwill impairment charge of $2,409. During the year ended December 31, 2008, depreciation and amortization expense increased approximately $18,343, from $3,523 during the year ended December 31, 2007 to $21,866 during the year ended December 31, 2008. The overall increase in depreciation and amortization was primarily due to an increase in equipment depreciation expense and an increase in customer relationships intangible amortization as a result of our acquisitions of Brad Foote and RBA in October 2007, and the acquisition of EMS in January 2008. The Company also entered into an agreement with a customer in December 2008 to release $9,436 from a restricted cash down-payment on an order. The cash was being held under a letter of credit. The release of these funds provided liquidity for working capital and capital expenditure commitments. The details of this agreement are described further in Note 8 to our consolidated financial statements.

        While our agreements with customers call for specified payments terms, the effects of the global economic crisis may result in our customers modifying or attempting to modify their payment terms, which could adversely affect our liquidity position during 2009. Although we anticipate that we will be able to satisfy cash requirements for working capital needs, capital expenditures and commitments through at least 2009 primarily with cash generated by our operations and existing cash balances, the Company will need to restructure its existing debt and credit agreements or seek additional sources of capital to fund capital commitments, business acquisitions and working capital requirements in future years.

Investing Cash Flows

        During the years ended December 31, 2008 and 2007, net cash flows used in investing activities totaled $106,696 and $82,828, respectively. The increase in net cash used in investing activities as compared to the prior year was primarily attributable to the increase of $77,866 in capital expenditures, which primarily related to the construction of a wind tower manufacturing facility in Abilene, Texas and the partial construction of a wind tower manufacturing facility in Brandon, South Dakota at our Tower Tech subsidiary and the expansion of capacity through equipment additions at Brad Foote.

        Cash paid for acquisitions, net of cash received decreased from $76,474 during the year ended December 31, 2007 to $23,016 during the year ended December 31, 2008. The decrease is primarily attributable to smaller acquisitions completed during 2008 as compared to 2007. In January 2008, the Company acquired EMS for $32,250, exclusive of $536 in acquisition-related costs. The purchase price consisted of $18,429 in cash and 1,629,834 in unregistered shares of the Company's common stock at a price per share of $8.48. In June 2008, the Company acquired Badger for $11,811, exclusive of $184 in acquisition-related costs. The purchase price consisted of $5,811 in cash and 581,959 in unregistered shares of the Company's common stock at a price per share of $10.31.

        The Company has firm capital commitments that come due in 2009 which approximate $12,711, and additional discretionary capital investment estimates that approximate $18,000. As of February 28, 2009, $6,000 of the firm commitments have been funded and fulfilled. We plan to fund the firm commitments through operating cash and lease financing. The discretionary investments are not required to meet our current obligations to customers or to meet known regulatory requirements.

Financing Cash Flows

        During the years ended December 31, 2008 and 2007, net cash flows provided by financing activities totaled $118,526 and $87,964, respectively. The increase in net cash flows provided by financing activities was primarily attributable to approximately $117,389 in private equity placements completed during the year ended December 31, 2008, compared to $65,400 in private equity placements completed during the year ended December 31, 2007. To finance the purchase price of the EMS acquisition, the Company completed a private equity placement offering in January 2008 with TP and T25 for an aggregate amount of $17,225, or 2,031,250 shares of the Company's unregistered common stock at a price per share of $8.48, pursuant to a previously disclosed Amended and Restated Securities Purchase Agreement. In addition, the Company completed transactions resulting in the sale of an aggregate of $100,500, of its unregistered common stock, of which $500, or 62,814 shares, was purchased by Charles H. Beynon, a member of the Company's Board of Directors and an aggregate of $100,000, or 12,562,814 shares, were purchased by TCP, TP, T25 and TOF. Thomas Weisel Partners issued a fairness opinion in connection with these transactions.

        Proceeds from lines of credit and notes payable decreased from $25,283 during the year ended December 31, 2007 to $9,273 during the year ended December 31, 2008, primarily as a result of a $25,000 related party note conversion by TP, TOF and TMF. In April 2008, TP, TOF and TMF each converted the original notional amount of their respective 9.5% related party note for an aggregate of 3,333,332 shares of the Company's unregistered common stock. Accrued interest of $1,223 on the notes was paid by the Company to TP, TOF and TMF in cash on the date of conversion.

        On November 10, 2008, Tontine filed a Schedule 13D with the SEC in which it announced its intention to explore alternatives for the disposition of its equity interest in the Company. Tontine has previously been the primary source of capital for acquisitions and expansion projects for the Company, and there can be no assurance the Company will be successful in securing a replacement source of capital to continue its long-term growth plans.

        The Company has completed much of its current capacity and infrastructure expansion projects, and in light of current market conditions has turned its focus to optimizing current operations and liquidity needs, which is expected to result in improvements to operating cash flows. While the Company has also restructured some capital expenditure commitments with vendors, we expect the remaining capital expenditure commitments will be funded through operating cash, lease financing, and additional debt.

Credit Facilities

Brad Foote

        In connection with our acquisition of Brad Foote in October 2007, the Company assumed approximately $25,500 of outstanding senior debt and available lines of credit, including the following loans that Brad Foote had obtained from BOA, pursuant to a Loan and Security Agreement dated as of January 17, 1997 (as previously amended and/or stated, the "Loan Agreement"): (i) a $10,000 ($4,000 at December 31, 2008) revolving line of credit loan (the "Revolving Loan"); (ii) a consolidated term loan in the original principal sum of approximately $7,900 (the "Term Loan"); (iii) an $11,000 non-revolving equipment line of credit loan (the "Equipment Loan"); and (iv) a $9,000 non-revolving equipment line of credit loan with a term conversion feature (the "Equipment Loan No. 2"). The promissory notes evidencing the Revolving Loan, the Term Loan, The Equipment Loan and the Equipment Loan No. 2 are referred to collectively below as the "BOA Notes". As described more fully below, 1309 South Cicero Avenue, LLC, a Delaware limited liability company ("1309") and 5100 Neville Road, LLC, a Delaware limited liability company ("5100") (each a wholly-owned subsidiary of Brad Foote) subsequently executed a Term Note with BOA in the amount of $2,075 dated January 31, 2008 (as previously amended and/or restated, the "Subsidiary Note").

        The Revolving Loan, which was originally scheduled to mature on June 30, 2008, had approximately $5,700 outstanding at closing of the Brad Foote acquisition, with $4,000 outstanding at December 31, 2008. The Revolving Loan was extended on September 29, 2008 to a maturity date of January 15, 2009, and further extended on January 16, 2009 to a maturity date of March 15, 2009. Interest on the Revolving Loan is payable monthly. The Term Loan, which matures on January 31, 2011, had approximately $5,300 outstanding at closing of the Brad Foote acquisition, with $3,291 outstanding at December 31, 2008, and requires monthly principal and interest payments. The monthly amount of principal due on the Term Loan is $132. The Equipment Loan had approximately $10,000 outstanding at closing of the Brad Foote acquisition, with $7,333 outstanding at December 31, 2008. The Equipment Loan included an option to convert the obligation to a term note on April 29, 2007. This conversion was effected, making the outstanding principal balance of the Equipment Loan payable in monthly principal installments of $183 commencing on May 31, 2007, maturing on April 30, 2012. Interest accrues on the outstanding balance of the converted term loan. The Equipment Loan No. 2, which matures on June 30, 2013, had approximately $4,500 outstanding at closing of the Brad Foote acquisition, with $8,138 outstanding at December 31, 2008. The Equipment Loan No. 2 included an option to convert the obligation to a term note, which conversion was effected. Interest on the Equipment Loan No. 2 was payable monthly until June 30, 2008, at which point Brad Foote began making monthly principal payments of $150 plus interest, which accrues on the outstanding balance of the Equipment Loan No. 2. Pursuant to the Omnibus Amendment described below, for interest periods beginning after January 20, 2009, the interest rate payable under the BOA Notes and under the Subsidiary Note is equal to the greater of (A) the rate per annum equal to the British Bankers Association LIBOR Rate plus five percent (5%) and (B) six percent (6%) (the "Current Interest Rate").

        On September 29, 2008, Brad Foote entered into a thirty-first amendment to the Loan Agreement with BOA. Pursuant to such amendment, Brad Foote had an obligation to pay down $3,000 of the outstanding principal amount under the Revolving Loan by September 30, 2008, and made the required payment of such amount on October 1, 2008. Brad Foote received a waiver from BOA with respect to the required payment. Additionally, the Company failed compliance with two of its covenants, specifically its EBITDA coverage ratio and its cash flow coverage ratio calculations. The Company obtained a waiver from BOA of these covenant violations as of September 30, 2008.

        On December 9, 2008, Brad Foote entered into a thirty-second amendment to the Loan Agreement with BOA (the "Loan Agreement Amendment"). In connection with the Loan Agreement Amendment, Brad Foote and BOA also entered into an Amended and Restated Renewal Revolving Note and Note Modification Agreements pertaining to the BOA Notes (together, the "Additional Loan Agreements"). Under the terms of the Loan Agreement Amendment and the Additional Loan Agreements, Brad Foote and BOA agreed (i) to permanently reduce the amount of the Revolving Loan from $10,000 to $7,000, (ii) to waive Brad Foote's violation of the covenants concerning EBITDA coverage ratio and cash flow coverage ratio calculations set forth in the Loan Agreement (the "Loan Agreement Covenants"), (iii) to modify the interest rate charged on the BOA Notes to equal "Adjusted LIBOR," generally defined as the rate at which U.S. dollar deposits in a comparable amount are offered generally in the London Interbank Eurodollar market plus 2.5 percent (pursuant to the Omnibus Amendment described below, such interest rate was subsequently revised to equal the Current Interest Rate), (iv) that Brad Foote pay down $3,000 of the outstanding balance on the Revolving Loan from a loan with the Company and (v) that Brad Foote pay to BOA a covenant waiver fee in the amount of $25. Under the terms of the Loan Agreement Amendment and the Additional Loan Agreements, BOA waived Brad Foote's violation of the Loan Agreement Covenants for the nine-month period ended September 30, 2008.

        On January 16, 2009, Brad Foote, 1309 and 5100 entered into an Omnibus Amendment Agreement dated January 15, 2009 (the "Omnibus Amendment") with BOA, further amending the Loan Agreement. Among other things, the Omnibus Amendment provided that (i) BOA waive Brad Foote's violation of the Loan Agreement Covenants for the period from December 31, 2008 up to but not including January 20, 2009, (ii) the maximum amount that Brad Foote may borrow under the note evidencing the Revolving Loan is $4,000, (iii) the termination date of the Loan Agreement be extended to March 15, 2009 (or such earlier time upon which the note evidencing the Revolving Loan becomes due and payable), (iv) that for interest periods beginning after January 20, 2009, the interest rate payable for the BOA Notes and for the Subsidiary Note be equal to the Current Interest Rate, (v) Brad Foote's financial covenants and events of default be amended and restated and (vi) Brad Foote pay BOA an amendment and waiver fee in the amount of $25, as well as all reasonable fees and expenses of BOA incurred in connection with the drafting, negotiation, execution, delivery and effectiveness of the Omnibus Amendment.

        In connection with the Omnibus Amendment, Brad Foote, 1309, 5100, the Company and BOA entered into additional agreements on January 16, 2009, including (i) a Pledge Agreement pursuant to which the Company granted BOA a first priority security interest in all shares of stock of Brad Foote and all indebtedness to the Company and any promissory notes and/or instruments representing such indebtedness, (ii) an Unconditional Guaranty executed by the Company in favor of BOA, whereby the Company guaranteed the payment of Brad Foote's indebtedness under the Loan Agreement and certain other loan documents, certain agreements designed to protect 1309 and 5100 against fluctuations in interest rates, currency exchange rates or commodity prices and any treasury management services provided to 1309 and/or 5100 by BOA or any affiliate of BOA, (iii) an Unconditional Guaranty executed by each of 1309 and 5100 in favor of BOA, whereby each of 1309 and 5100 guarantees the payment of Brad Foote's indebtedness under the Loan Agreement and (iv) mortgages from 1309, 5100 and Brad Foote to BOA, each of (i) through (iv) above dated as of January 15, 2009.

        On March 13, 2009, Brad Foote, 1309 and 5100 entered into the Second Omnibus Amendment with BOA, further amending the Loan Agreement, and, in connection therewith, the Company, 1309 and 5100 entered into the Reaffirmation. Among other things, the Second Omnibus Amendment further amended and restated certain financial covenants under the Loan Agreement and set forth certain additional covenants, including a minimum monthly cumulative EBITDA covenant for Brad Foote. The Second Omnibus Amendment also provided that (i) BOA waive Brad Foote's violation of the minimum EBITDA covenant for the period ending December 31, 2008, (ii) Brad Foote pay to $1,500 of the amount outstanding on the Revolving Loan ($500 of which was paid by the Company on behalf of Brad Foote) and that the maturity date of the Revolving Loan be extended to January 15, 2011, (iii) the Revolving Loan be amortized pursuant to monthly payments, (iv) BOA's revolving credit commitment under the Loan Agreement be terminated, resulting in BOA having no obligation to make revolving loans to Brad Foote under the Loan Agreement, (v) the maturity dates of the Equipment Note, Equipment Note No. 2 and Subsidiary Note be shortened to December 31, 2011 and (vi) Brad Foote pay BOA an extension fee on a monthly basis through the end of 2009.

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

        In addition to the covenants described in the preceding paragraph, covenants contained in the Loan Agreement include restrictions on Brad Foote's ability to make distributions or dividends, incur indebtedness or make subordinated debt payments, as well as limitations on Brad Foote's ability to make capital expenditures, any of which could ultimately affect our ability to undertake additional debt or equity financing.

Tower Tech

        In October 2007, Tower Tech obtained a secured line of credit (the "ICB Line") from Investors Community Bank ("ICB") in the amount of $2,500, which was increased to $5,500 on March 21, 2008. The ICB Line is secured by substantially all of the assets of Tower Tech and RBA. Draws on the ICB Line bear interest at a variable rate equal to the greater of (A) 4.25% or (B) 1.75% above "The Previous Month Average 30 Day Libor Rate published in The Wall Street Journal". Pursuant to a Commercial Debt Modification Agreement dated as of October 22, 2008, Tower Tech and ICB extended the maturity date of the ICB Line to April 22, 2009. In connection with the extension, Broadwind provided re-executed guaranties to ICB for all debt owed by each of Tower Tech and RBA to ICB. In addition, Tower Tech re-executed its guaranty for debts owed by RBA to ICB, and RBA re-executed its guaranty for debts owed to ICB by Tower Tech. We anticipated that each of Tower Tech and RBA would be in violation of certain financial covenants relating to net worth and debt to net worth ratio as of December 31, 2008. Tower Tech and RBA each received waivers on December 29, 2008 from ICB for the anticipated violations. On March 13, 2009, ICB extended the maturity date of the ICB Line to March 13, 2010 (the "ICB Line Extension Agreement"). Pursuant to the ICB Line Extension Agreement, Tower Tech agreed to establish new financial covenants with respect to minimum debt service coverage ratio and minimum tangible net worth. Tower Tech also agreed to retain their primary deposit accounts with ICB and that no additional loans or leases be entered into by Tower Tech without the prior approval of ICB.

RBA

        On April 7, 2008, RBA executed four (4) promissory notes in favor of ICB (the "ICB Notes"), in the aggregate principal amount of approximately $3,781, as follows: (i) term note in the maximum principal amount of approximately $421, bearing interest at a per annum rate of 6.85%, with a maturity date of October 5, 2012; (ii) term note in the maximum principal amount of $700, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; (iii) term note in the maximum principal amount of $928, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; and (iv) line of credit note in the maximum principal amount of $1,732, bearing interest at a per annum rate of 4.48% until May 1, 2008 and thereafter at "The Previous Month Average 30 Day Libor Rate published in The Wall Street Journal", with a maturity date of April 5, 2009 (the "Line of Credit Note"). The ICB Notes provide for multiple advances, and are secured by substantially all of the assets of RBA. As of December 31, 2008, the total amount of indebtedness outstanding under the ICB Notes was $3,564. On March 13, 2009, ICB extended the maturity date of the Line of Credit Note to March 13, 2010 (the "ICB Note Extension Agreement"). Pursuant to the ICB Note Extension Agreement, RBA agreed to establish new financial covenants with respect to minimum debt service coverage ratio and minimum tangible net worth. RBA also agreed to retain their primary deposit accounts with ICB and that no additional loans or leases be entered into by RBA without the prior approval of ICB.

EMS

        On January 16, 2008, we assumed approximately $2,500 of outstanding senior debt in connection with our acquisition of EMS. The debt comprised of various loans, maturing on dates from May 2008 to April 2013. In September 2008, EMS paid all outstanding term notes due to DNB National Bank in the amount of $2,425, which included accrued interest of $5.

Badger

        On March 9, 2006, Badger executed a secured promissory note payable to Dairyman's State Bank in the principal amount of approximately $134, bearing interest at a per annum rate of 9.25%, with a maturity date of March 9, 2011; this loan had approximately $68 outstanding as of December 31, 2008, and requires monthly principal and interest payments. On October 27, 2008, Badger executed a secured promissory note payable to First National Bank ("FNB") in the principal amount of approximately $109, bearing interest at a per annum rate of 6.75%, with a maturity date of September 27, 2009; this loan had approximately $89 outstanding at December 31, 2008 and requires monthly principal and interest payments. On June 20, 2008, Badger executed a secured promissory note payable to FNB for a revolving line of credit (the "FNB Line") in the maximum principal amount of approximately $488, bearing interest at a per annum rate equal to the greater of (A) 5.0% and (B) 1.0% over the prime rate from time to time, with a maturity date of June 20, 2009; this loan had approximately $467 outstanding at December 31, 2008 and requires monthly principal and interest payments.

Contractual Obligations

        As of December 31, 2008, minimum future cash payments due under contractual obligations, including, among others, our debt and credit agreements, non-cancelable operating and capital lease agreements, and other long-term arrangements, were as follows:

	2009	2010	2011	2012	2013	2014 & Thereafter	Total
Debt and credit agreements(1)(2)	$14,969	$15,909	$10,022	$599	$797	$—	$42,296
Operating lease obligations	3,537	3,291	3,095	3,112	2,402	7,464	22,901
Capital lease obligations(1)	1,315	1,167	1,128	963	760	—	5,333
Purchase commitments	12,711	—	—	—	—	—	12,711

Total contractual cash obligations	$32,532	$20,367	$14,245	$4,674	$3,959	$7,464	$83,241

(1)
Debt and credit agreements and capital lease obligations include both the future principal payment amount and an amount calculated for expected future interest payments.

(2)
In March 2009, we amended certain credit agreements, which resulted in debt maturities of $7,728 being extended from 2009 to 2010 and beyond. In addition, we have updated our calculated expected future interest payments to reflect the change in interest rates related to these amended credit agreements.

        Debt and Credit Agreements.    Debt and credit agreements include outstanding borrowings under our lines of credit, term notes related to vehicle and equipment purchases, and a note payable related to a purchase agreement for manufacturing equipment. See Note 12 "Debt and Credit Agreements" of the notes to our consolidated financial statements for further discussion of our outstanding indebtedness and credit agreements.

        Operating Lease Obligations.    We lease the majority of our facilities and certain equipment under operating leases expiring at various dates through 2023. Lease terms generally range from two to 15 years with renewal options for extended terms. The amounts in the table above represent future minimum lease payments for non-cancelable operating leases.

        Capital Lease Obligations.    We have capital lease obligations related to certain manufacturing equipment and vehicles expiring at various dates through 2013. As of December 31, 2008, the balance of our outstanding capital lease obligations was approximately $5,333, which includes accrued interest of approximately $834.

        Purchase Commitments.    Purchase commitments represent building and equipment purchase contracts related to the construction of two new wind tower manufacturing facilities at our Tower Tech subsidiary.

Off-Balance Sheet Arrangements

        As of December 31, 2008, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to financial market risks, which primarily include changes in interest rates on our variable rate obligations. We use various techniques to manage our market risk, including the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Interest Rate Exposure

        The majority of our third party borrowings under our credit and term note agreements bear annual interest at variable rates tied to the prime rate and LIBOR. The outstanding borrowings under these variable rate obligations were $31,377 and $55,753 as of December 31, 2008 and 2007, respectively. Our potential interest rate exposure over a one year period that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of our variable rate obligations would be approximately $313 on a pre-tax basis.

        In order to minimize the exposure of interest rate fluctuations on certain of our variable interest rate obligations, the Company utilizes two interest rate swap agreements. Our interest rate swap agreements involve the exchange of variable for fixed interest rates over the life of the debt obligation without the exchange of the underlying notional amounts. The Company did not elect hedge accounting treatment as prescribed under the pronouncement criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and accordingly, the change in the fair value of the swap agreements is recognized in our consolidated results of operations. The unrealized loss related to the change in fair value of the swap agreements was approximately $194 and $153 for the years ended December 31, 2008 and 2007, respectively, and the fair market value of the swap agreements of $582 and $388 is recorded as a long-term liability in our consolidated balance sheets as of December 31, 2008 and 2007, respectively. Our potential derivative financial instrument exposure over a one year period that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate associated with these respective swap agreements would be approximately $97 on a pre-tax basis.

        We estimate that the book value of our debt instruments and derivative financial instruments approximated their fair values as of December 31, 2008 and 2007. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant. Additionally, we believe that there are no significant counter party risks associated with our interest rate swap agreements.

Credit Risk Exposure

        The Company is exposed to credit risk on its accounts receivable balances. Historically, our accounts receivable are highly concentrated with a select number of customers. During the years ended December 31, 2008, 2007 and 2006, sales to three or fewer customers accounted for approximately 72%, 70% and 97%, respectively, of consolidated revenues. Additionally, as of December 31 2008, 2007 and 2006, three or fewer customers comprised approximately 61%, 63% and 78%, respectively, of our outstanding accounts receivable balances.

Commodity Risk Exposure

        The Company is dependent upon the supply of certain raw materials used in its production processes, and these raw materials are exposed to price fluctuations on the open market. The primary raw material used by the Company is steel. To reduce price risk caused by market fluctuations, the Company has incorporated price adjustment clauses in certain sales contracts. Management believes a hypothetical 10% change in the price of steel and other raw materials would not have a significant effect on the Company's consolidated annual results of operations or cash flows because these costs are generally passed through to its customers.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Material Weaknesses Previously Disclosed

        As discussed in Item 8A of our 2007 Annual Report on Form 10-KSB, as of December 31, 2007, we identified certain material weaknesses relating to our accounting policies and procedures; IT environment; general ledger system; financial close and reporting; internal financial expertise; application access; segregation of duties; user developed applications; and process level controls. In addition, although we were not required to, and did not, perform a complete assessment of the internal controls of Brad Foote as of December 31, 2007, we identified certain material weaknesses at Brad Foote relating to inventory; cost accounting; accounts receivable; billing and sales; capital expenditures; internal financial expertise; and accounting policies and procedures.

        On June 4, 2008, the Company completed the acquisition of Badger. This acquired business has been excluded from management's assessment of internal control as of and for the period ended December 31, 2008. Badger's assets and liabilities acquired were $18,060 and $6,065, respectively. Badger was a mid-year acquisition that was not significant to the overall operations and was not included in our evaluation of the effectiveness of disclosure controls and procedures for 2008. Though management did not perform a complete assessment, from date of acquisition through our fiscal year end, we have identified several items that represent material weaknesses or significant deficiencies in the internal control over financial reporting at Badger. These material weaknesses related to internal financial expertise, accounting policies and procedures, information technology environment and segregation of duties. The Company has begun remediation efforts to mitigate the effects of these deficiencies.

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer,

evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein, which did not include an evaluation of the effectiveness of the internal control over financial reporting for Badger. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008 because of the material weaknesses discussed below.

Changes in Internal Control over Financial Reporting

        Throughout 2008, we used outside consultants to supplement the expertise in our internal staff and hired additional experienced and qualified financial professionals in our assessment of internal controls to strengthen the accounting and finance functions. In addition, we have relied on compensating measures including enhanced communication and involvement of outside legal counsel in reporting and disclosure matters and the continued involvement of our Audit Committee, the chair of which is a financial expert with extensive accounting and auditing experience. Further to these efforts, during the second quarter of 2008, we hired an internal General Counsel and a Director of Compliance to assist in leading efforts surrounding public company reporting and compliance with Sarbanes-Oxley.

        During the second quarter of 2008, we implemented a comprehensive Enterprise Resource Planning (ERP) software system at Tower Tech and RBA, as well as at our corporate headquarters.

        As part of the new system implementation, access controls were limited and are supplemented by other compensating controls where necessary. Where possible, we have established compensating controls to mitigate the risk presented by inadequate segregation of duties. In addition, we realigned certain personnel and security access rights to help remediate the control deficiency.

        We identified all of our user developed applications and remediated the control deficiencies through controls in the user developed applications themselves and implemented compensating controls. These efforts, along with the implementation of the new ERP system, which eliminates the user developed applications in critical processes, will continue into 2009. The control deficiencies previously reported are no longer deemed material weaknesses.

        Based on the testing performed at our Brad Foote subsidiary, management has remediated the material weaknesses previously disclosed associated with accounts receivable, billing and sales, capital expenditures, internal financial expertise and accounting policies and procedures. Management implemented a number of enhancements to the controls around inventory and cost accounting; however, they were not sufficient to remediate the material weaknesses in inventory and cost accounting previously disclosed. The material weaknesses are discussed in further detail in the following section.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal controls over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, these risks.

        A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

        Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, which did not include an evaluation of the effectiveness of internal control over financial reporting for Badger Transport, which was acquired in June 2008. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2008.

        Management has identified the following material weaknesses in internal control over financial reporting as of December 31, 2008; some of these internal control deficiencies may also constitute deficiencies in our disclosure controls:

  Inventory and Cost Accounting

          As previously disclosed in Item 8A of our 2007 Annual Report on Form 10-KSB, a material weakness exists at our Brad Foote subsidiary relating to routine physical inventory counts, the reconciliations of book to physical adjustments, the process for maintenance of perpetual inventory records and related accounting for scrap and cost of goods sold. In conjunction with the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, management conducted a physical inventory at our Brad Foote subsidiary. Based on additional review, subsequent to the filing date, it was determined that the valuation file used to value the inventory contained unit of measure conversion errors and other errors. As of December 31, 2008, material weaknesses with respect to inventory and cost accounting still existed at our Brad Foote subsidiary. Management is continuing to enhance the control structure to address these previously identified material weaknesses, and there can be no assurances that enhanced controls will remediate these material weaknesses.

  IT Controls

          The Company did not maintain effective internal control over information systems at its Brad Foote Gear Works subsidiary. General computing controls were first implemented in the fourth quarter of 2008. Such timing did not allow the Company to obtain a sufficient sample size to test controls and as a result could not be assessed for operating effectiveness. In addition, the controls over application controls resulted in previously indentified material weaknesses reported in the Company's Quarterly report on Form 10 Q/A. The lack of general computing controls combined with the errors previously noted rise to an aggregated material weakness.

  Income Taxes

          In conjunction with the filing of Amendment No. 2 on Form 10-Q/A for the quarter ended September 30, 2008, we identified a material weakness in income taxes. The Company did not maintain effective controls over the completeness and accuracy of the income tax provision and related balance sheet accounts. Specifically, the Company's controls over the processes and procedures related to the determination and review of the quarterly tax provisions were not adequate to ensure that the income tax provision was prepared in accordance with generally accepted accounting principles.

  Non-routine Transactions

          In conjunction with the filing of Amendment No. 2 on Form 10-Q/A for the quarter ended September 30, 2008, we identified a material weakness associated with the controls over non-routine transactions, and the related accounting treatment of those transactions was appropriately reviewed to ensure compliance with generally accepted accounting principles.

  Remediation Activities

          Management has worked closely with personnel and has begun remediation efforts to reduce the risks presented by the existing material weaknesses. Since year-end, we have added a cost accountant at our Brad Foote subsidiary responsible for the tracking of inventory and further enhanced management's review of the inventory process. Standard costs for inventory parts are reviewed by the new cost accountant and by management on a quarterly basis. In the third quarter of 2008, management began performing quarterly physical inventories at Brad Foote, a practice that management anticipates will be performed throughout 2009.

          Management will continue to work with the Company's tax advisors to have more active and timely review of the tax provision.

          The impact of the remediation efforts initiated by management will not be fully known until our assessment of internal control over financial reporting as of December 31, 2009.

ITEM 9B.    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Broadwind Energy, Inc.

        We have audited Broadwind Energy, Inc.'s (a Delaware Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Broadwind Energy, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Broadwind Energy, Inc.'s internal control over financial reporting based on our audit.

        Our audit of, and opinion on, Broadwind Energy Inc.'s internal control over financial reporting does not include internal control over financial reporting of Badger Transport, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets constituting 7% percent and total revenues constituting 5% of the related consolidated financial statement amounts as of and for the year ended December 31, 2008. As discussed in Item 9A. Evaluation of Disclosure Controls and Procedures, Badger Transport, Inc. was acquired during 2008 and therefore, management's assertion on the effectiveness of Broadwind Energy, Inc.'s internal control over financial reporting excluded internal control over financial reporting of Badger Transport, Inc.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process effected by those charged with governance, management, and other personnel, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and those charged with governance; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

        The Company did not maintain effective internal control over accounting for inventory valuation at its Brad Foote Gear Works subsidiary and identified errors in routine physical inventory counts, reconciliation for book to physical inventory adjustments and maintenance of perpetual inventory records.

        The Company did not maintain effective internal control over accounting for income taxes. Subsequent to filing its consolidated financial statements for the third quarter 2008, the company determined that the consolidated financial statements contained errors. The Company identified ineffective controls over the completeness and accuracy of the income tax provision and related balance sheet accounts and determined the provision was not prepared in accordance with generally accepted accounting principles.

        The Company did not maintain effective internal control over accounting for non-routine transactions. Subsequent to filing its consolidated financial statements for the third quarter 2008, the company determined that the consolidated financial statements contained errors. The Company controls over the procedures for identifying and review of non-routine transaction for compliance with generally accepted accounting principles were ineffective.

        In addition, the Company did not maintain effective internal control over information systems at its Brad Foote Gear Works subsidiary. Controls were established late in the year and were not able to be adequately assessed. The lack of pervasive controls over the general computing and application level controls were in part a contributing factor to the above noted restatement. We consider these lack of general computing and application level controls combined with the financial errors noted rise to an aggregated material weakness.

        In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Broadwind Energy, Inc., has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Broadwind Energy, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 16, 2009, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Milwaukee, Wisconsin
March 16, 2009

ITEM 9C.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

        The information required by this item is incorporated herein by reference from the discussion under the headings "Election of Nominees for Director", "Corporate Governance", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders (the "2009 Proxy Statement").

Code of Ethics

        We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, executive officers and senior financial officers (including our chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions). The Code of Ethics and Business Conduct is available on our website at www.broadwindenergy.com under the caption "Investors" and is available in print, free of charge, to any stockholder who sends a request for a paper copy to Broadwind Energy, Inc., Attn: Investor Relations, 47 East Chicago Avenue, Suite 332, Naperville, IL 60540. Broadwind intends to include on our website any amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11.    EXECUTIVE COMPENSATION

        Information regarding director and executive compensation is incorporated by reference from the discussion under the headings "2008 Director Compensation" and "Executive Compensation" in the 2009 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Certain of the information required by this item is incorporated herein by reference from the discussion under the heading "Principal Stockholders and Management Stockholdings" in the 2009 Proxy Statement.

        The following table provides information as of December 31, 2008, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	2,157,500	(1)	$11.55	1,335,000	(2)

Total	2,157,500		$11.55	1,335,000

(1)
Includes outstanding stock options to purchase shares of our common stock and outstanding restricted stock awards pursuant to the Broadwind Energy, Inc. Employee Incentive Plan ("EIP"), which was approved by the Company's Board of Directors in October 2007 and by the Company's stockholders in June 2008.

(2)
The EIP reserves a maximum amount of 3,500,000 shares of common stock for grants to officers, directors, and other key employees.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference from the discussion under the headings "Certain Transactions" and "Corporate Governance" in the 2009 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference from the discussion under the headings "Ratification of Selection of Independent Registered Public Accounting Firm" in our definitive Proxy Statement to be filed in the 2009 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  1.    Financial Statements

        The financial statements listed on the Index to Financial Statements (page 53) are filed as part of this Annual Report.

  2.    Financial Statement Schedules

        These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

  3.    Exhibits

        The exhibits listed on the Index to Exhibits (pages 99 through 106) are filed as part of this Annual Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2009.

BROADWIND ENERGY, INC.
By:	/s/ J. CAMERON DRECOLL J. CAMERON DRECOLL Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ J. CAMERON DRECOLL J. Cameron Drecoll	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009
/s/ MATTHEW J. GADOW Matthew J. Gadow	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009
/s/ JAMES M. LINDSTROM James M. Lindstrom	Director and Chairman of the Board	March 16, 2009
/s/ DAVID P. REILAND David Reiland	Director	March 16, 2009
/s/ TERENCE P. FOX Terence P. Fox	Director	March 16, 2009
/s/ CHARLES H. BEYNON Charles H. Beynon	Director	March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Broadwind Energy, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Broadwind Energy, Inc. (a Delaware corporation) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadwind Energy, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Broadwind Energy, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an adverse opinion.

/s/ GRANT THORNTON LLP

Milwaukee, Wisconsin
March 16, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Tower Tech Holdings Inc.

        We have audited the accompanying consolidated balance sheet of Tower Tech Holdings Inc. and its subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Carver Moquist & O'Connor, LLC

Plymouth, Minnesota
March 30, 2007

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,253	$5,782
Restricted cash	500	500
Accounts receivable, net	36,709	13,541
Inventories, net	41,895	12,983
Prepaid expenses and other current assets	3,862	1,946

Total current assets	98,219	34,752

Property and equipment, net	144,707	58,890
Goodwill	30,954	27,611
Intangible asset, net	105,593	84,022
Other assets	275	543

TOTAL ASSETS	$379,748	$205,818

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$3,340	$440
Current maturities of long-term debt	9,711	12,693
Notes payable to related parties	—	25,000
Current portions of capital lease obligations	978	300
Accounts payable	40,225	10,136
Accrued liabilities	10,386	12,457
Customer deposits	21,102	1,423

Total current liabilities	85,742	62,449

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	25,792	17,620
Long-term capital lease obligations, net of current portions	3,521	686
Interest rate swap agreements	582	388
Deferred income tax liabilities	1,497	139
Other	458	—

Total long-term liabilities	31,850	18,833

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 150,000,000 and 100,000,000 shares authorized as of December 31, 2008 and 2007, respectively; 96,470,415 and 76,260,912 shares issued and outstanding as of December 31, 2008 and 2007, respectively	96	76
Additional paid-in capital	297,222	133,033
Accumulated deficit	(35,162)	(9,877)
Interest in variable interest entity	—	1,304

Total stockholders' equity	262,156	124,536

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$379,748	$205,818

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
Revenues	$217,321	$29,804	$4,023
Cost of sales	183,951	25,865	4,822

Gross margin (deficit)	33,370	3,939	(799)

OPERATING EXPENSES:
Selling, general and administrative	41,545	5,724	1,501
Goodwill impairment	2,409	—	—
Intangible amortization	11,159	1,750	21

Total operating expenses	55,113	7,474	1,522

Operating loss	(21,743)	(3,535)	(2,321)

OTHER INCOME (EXPENSE), net:
Interest income	584	400	—
Interest expense	(2,860)	(1,239)	(411)
Other, net	(204)	(27)	(3)

Total other expense, net	(2,480)	(866)	(414)

Net loss before provision (benefit) for income taxes	(24,223)	(4,401)	(2,735)
PROVISION (BENEFIT) FOR INCOME TAXES	1,062	(1,039)	—

NET LOSS	$(25,285)	$(3,362)	$(2,735)

NET LOSS PER COMMON SHARE—Basic and diluted	$(0.28)	$(0.07)	$(0.08)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—Basic and diluted	89,899	51,535	33,772

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock
					Interest in Variable Interest Entity
	Shares Issued and Outstanding	Issued Amount	Additional Paid-in Capital	Accumulated Deficit		Total
BALANCE, December 31, 2005	22,750,000	$23	$428	$(3,875)	$—	$(3,424)
Recapitalization of shares issued by Blackfoot prior to merger	9,750,000	10	(10)	—	—	—
Stock issued for merger transaction costs	2,500,000	2	248	—	—	250
Share-based compensation	235,500	—	353	—	—	353
Contributed capital—management salaries	—	—	242	—	—	242
Net loss	—	—	—	(2,735)	—	(2,735)

BALANCE, December 31, 2006	35,235,500	35	1,261	(6,610)	—	(5,314)

Stock issuance for private placement to accredited investors, net of costs of $1,209	22,766,667	22	64,169	—	—	64,191
Stock issued for satisfaction of third-party debt	1,500,000	2	2,248	—	—	2,250
Stock issued for satisfaction of related-party debt	722,295	1	1,083	—	—	1,084
Stock issued for acquisition of Brad Foote Gear Works, Inc.	16,036,450	16	64,130	—	—	64,146
Share-based compensation	—	—	142	—	—	142
Capital contributions	—	—	—	—	1,399	1,399
Net loss	—	—	—	(3,267)	(95)	(3,362)

BALANCE, December 31, 2007	76,260,912	76	133,033	(9,877)	1,304	124,536

Stock issued for restricted stock	7,500	—	—	—	—	—
Stock issued for the acquisition of Energy Maintenance Service, LLC	1,629,834	2	13,819	—	—	13,821
Stock issued for acquisition of Badger Transport, Inc.	581,959	1	5,999	—	—	6,000
Stock issued for the conversion of related-party notes	3,333,332	3	24,997	—	—	25,000
Stock issued in private equity placements, net of costs of $336,	14,656,878	14	117,375	—	—	117,389
Share-based compensation	—	—	1,999	—	—	1,999
Acquisition of variable interest entity	—	—	—	—	(1,304)	(1,304)
Net loss	—	—	—	(25,285)	—	(25,285)

BALANCE, December 31, 2008	96,470,415	$96	$297,222	$(35,162)	$—	$262,156

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,285)	$(3,362)	$(2,735)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	21,866	3,523	328
Goodwill impairment	2,409	—	—
Change in valuation of interest rate swap	194	153	—
Deferred income taxes	506	139	—
Stock-based compensation	1,785	142	353
Contributed services by shareholders	—	—	243
Stock issued for merger costs	—	—	250
Allowance for doubtful accounts	(1,703)	175	—
Inventory reserve	—	—	—
Loss on disposal of assets	113	2	—
Changes in operating assets and liabilities:
Accounts receivable	(16,355)	(4,963)	19
Inventories	(28,419)	715	(5)
Prepaid expenses and other current assets	(1,323)	453	(6)
Other noncurrent assets	(63)	508	(493)
Accounts payable	21,586	2,266	406
Accrued liabilities	2,656	(259)	947
Customer deposits	18,201	1,135	(18)
Unearned revenue	1,473	(106)	—

Net cash (used in) provided by operating activities	(2,359)	521	(711)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(23,016)	(76,474)	—
Purchases of property and equipment	(83,720)	(5,854)	(408)
Proceeds from disposals of property and equipment	40	—	—
Increase in restricted cash	—	(500)	—

Net cash used in investing activities	(106,696)	(82,828)	(408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	117,389	65,400	—
Payment on lines of credit and short term notes payable	(1,847)	(3,796)	—
Proceeds from lines of credit and short term notes payable	9,273	25,283	1,169
Payments on related party notes payable	(1,365)	—	—
Proceeds from long-term debt	42	3,759	—
Payments on long-term debt	(4,490)	(2,496)	(91)
Principal payments on capital leases	(690)	(186)	—
Issuance of restricted stock grants	214	—	—

Net cash provided by financing activities	118,526	87,964	1,078

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,471	5,657	(41)
CASH AND CASH EQUIVALENTS, beginning of the year	5,782	125	166

CASH AND CASH EQUIVALENTS, end of the year	$15,253	$5,782	$125

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$2,969	$783	$308
Income taxes paid	$65	$—	$—
Non-cash financing activities:
Stock issued for acquisitions	$19,821	$64,146	$—
Conversion of related party notes payable to equity	$25,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

1. DESCRIPTION OF THE COMPANY

        As used in this Annual Report on Form 10-K, the terms "we," "us," "our," "Broadwind," and the "Company," refer to Broadwind Energy, Inc., a Delaware incorporated company headquartered in Naperville, Illinois, and its wholly-owned subsidiaries.

        We are a supplier of value-added products and services to the North American wind energy sector as well as other energy-related industries. We provide our customers, such as leading wind turbine manufacturers and developers, wind farm operators and service companies, with a broad range of component and service offerings. Since 2006, we have made significant investments in the growth of our business through a series of acquisitions. In doing so, we have developed a broad, U.S.-based supply chain for wind development in North America. Our five businesses are currently organized in two operating segments: Products and Services.

        We have a limited history of operations and have incurred operating losses since inception. We anticipate that the Company's current cash resources and cash to be generated from operations in 2009 will be adequate to meet the Company's liquidity needs for at least the next twelve months. As discussed in Note 12, the Company has amended several of its primary debt agreements subsequent to December 31, 2008, which have resulted in reducing the debt obligations coming due in 2009. However, if sales and subsequent collections from several large customers, as well as revenues generated from new customer orders, are not materially consistent with management's plans, we may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we will likely be required to delay, reduce the scope of or eliminate our plans for expansion and growth and could affect our overall operations. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require covenants that restrict us, and certain of such covenants may materially restrict us.

Products

        The Products segment includes three subsidiaries that manufacture and sell products such as high precision gears for wind turbines, custom-engineered gearing systems for the mining, energy, and industrial sectors, structural wind towers, internal tower components, and large fabricated and machined components (e.g., crane parts and dipper buckets). Specific services provided include key technology areas such as grinding and finishing of gears and gear sets, steel plate processing, heavy welding and custom corrosion protection of components. Our primary focus is on the wind energy industry; however, our Products segment also services mining, construction, oil and gas, and other industrial energy applications.

        The Products segment has undergone a significant expansion in the last two years and reflects the operations of Brad Foote Gear Works, Inc. ("Brad Foote") Tower Tech Systems Inc. ("Tower Tech"), and R.B.A., Inc. ("RBA").

Services

        The Services segment was established upon our acquisition of Energy Maintenance Service, LLC ("EMS") in January 2008 and expanded with our acquisition of Badger Transport, Inc. ("Badger") in

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

1. DESCRIPTION OF THE COMPANY (Continued)

June 2008. This segment specializes in construction, operations and maintenance of and component repair services for the wind industry as well as specialized heavy haul trucking services to installation sites. Services provided include construction and technical support in the erection of wind turbine generators, scheduled and un-scheduled maintenance, fiberglass inspections, general repair and training, and the transportation of oversize/overweight equipment and machinery.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

        These consolidated financial statements include the accounts of Broadwind and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

Reclassifications

        Where appropriate, certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

Management's Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include revenue recognition, future tax rates, inventory reserves, warranty reserves, stock option fair value, allowance for doubtful accounts, and allocation of purchase price to the fair value of net assets and liabilities acquired in connection with business combinations. Although these estimates are based upon management's best knowledge of current events and actions that we may undertake in the future, actual results could differ from these estimates.

Cash and Cash Equivalents

        Cash and cash equivalents primarily consist of cash balances maintained at financial institutions in all cash accounts. Cash equivalents consist of money market account funds and are generally invested for a short-term duration based upon operating requirements.

Restricted Cash

        Restricted cash consists of cash down payments pertaining to certain contracts, with respect to which the use of such cash is restricted as per the terms of the contract. As of December 31, 2008, we had restricted cash in the amount of $500, which relates to a bailment agreement with a customer. This agreement is scheduled to be completed during 2009.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

        We recognize revenue when the earnings process is complete and when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable, collectability is reasonably assured, and delivery has occurred per the terms of the contract. Customer deposits and other receipts are deferred and recognized when the revenue is realized and earned.

        In some instances, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. Assuming all other revenue criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance certificate. The Company has reviewed SEC Staff Accounting Bulletin No. 104 ("SAB 104") and concludes that its revenue recognition policy to be in compliance with SAB 104.

Cost of Sales

        Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include operation, repair and maintenance of our equipment, direct and indirect labor and benefit costs, insurance, equipment rentals, freight in, and depreciation. Freight out to customers is classified as a selling expense and is excluded from cost of sales. For the years ended December 31, 2008, 2007 and 2006, freight out was $235, $65 and $7, respectively.

Accounts Receivable

        The Company generally grants uncollateralized credit to customers on an individual basis based upon the customer's financial condition and credit history. Credit is typically on net 30-day terms and customer deposits are frequently required at various stages of the production process to minimize credit risk.

        Historically, our corresponding accounts receivable are highly concentrated to a select number of customers. During the years ended December 31, 2008, 2007 and 2006, sales to three or fewer customers accounted for approximately 72%, 70% and 97%, respectively, of consolidated revenues. In addition, as of December 31, 2008 and 2007, three or fewer customers comprised approximately 61% and 63%, respectively, of our total outstanding accounts receivable balances.

Allowance for Doubtful Accounts

        Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to account receivables. Our standard allowance estimation methodology considers a number of factors that, based on our collections experience, we believe have an impact on our credit risk and the realizability of our accounts receivable. These factors include individual customer circumstances, history with the Company, and other relevant criteria.

        We monitor our collections and write-off experience to assess whether or not adjustments to our allowance percentage estimates are necessary. Changes in trends in any of the factors that we believe impact the realizability of our accounts receivable, as noted above, or modifications to our credit

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

standards, collection practices and other related policies may impact our allowance for doubtful accounts and our financial results. Bad debt expense for the years ended December 31, 2008, 2007 and 2006 was $1,196, $2,983 and $0, respectively.

Inventories

        Inventories are stated at the lower of cost or market. Any excess of cost over market value is included in the Company's inventory allowance. Market value of inventory, and management's judgment of the need for reserves, encompasses consideration of other business factors including physical condition, inventory holding period, contract terms and usefulness. Inventories are valued based on an average cost method that approximates the first-in, first-out (FIFO) basis.

        Inventories consist of raw materials, work-in-process and finished goods. Raw materials consist of components and parts for general production use. Work-in-process consists of labor and overhead, processing costs, purchased subcomponents and materials purchased for specific customer orders. Finished goods consist of components purchased from third parties as well as components manufactured by the Company that will be used to produce final customer products.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and an accelerated method for income tax reporting purposes. Expenditures for additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the useful lives of the respective assets are expensed as incurred. We capitalize interest costs incurred on indebtedness used to construct property, plant and equipment in accordance with the pronouncement provisions of SFAS No. 34, Capitalization of Interest Cost ("SFAS 34"). Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Interest cost capitalized was $230 and $18 for the years ended December 31, 2008 and 2007, respectively. Property or equipment sold or disposed of is removed from the respective property accounts, with any corresponding gains and losses recorded to other income or expense in our consolidated statement of operations.

Goodwill and Intangible Assets

        Goodwill and intangible assets are reviewed for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill and other intangible assets, we must make assumptions regarding the fair values of our reporting units, as defined under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Our estimate of the fair value of each of our reporting units is based primarily on projected future operating results and cash flows and other assumptions. The failure of a reporting unit to achieve projected future operating results and cash flows, or adjustments to other valuation assumptions, could change our estimate of reporting unit fair value, in which case we may be required to record an impairment charge related to goodwill and other intangible assets.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Warranty Liability

        Within the Products segment, we provide warranty terms that generally ranges from two to seven years for various products relating to workmanship and materials supplied by the Company. From time to time, customers may submit warranty claims against the Company. In certain contracts, we have recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of December 31, 2008 and 2007, our estimated product warranty liability was $890 and $242, respectively, and is recorded within accrued liabilities in our consolidated balance sheets.

Income Taxes

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires the recognition of deferred income tax assets and liabilities based upon the income tax consequences of temporary differences between financial reporting and income tax reporting by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the income tax basis of existing assets and liabilities. SFAS 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred income tax asset will not be realized.

        On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which is an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The initial application of FIN 48 to our tax position had no effect on our results of operations or stockholders' equity.

Derivative Financial Instruments

        We currently use derivative financial instruments in the form of interest rate swaps to minimize the effect of interest rate fluctuations on certain of our outstanding debt and account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") as amended. Our derivative financial instruments are recognized on our consolidated balance sheet at fair value. These derivatives do not qualify for hedge accounting treatment as defined under SFAS 133; accordingly, all respective gains or losses on these derivative financial instruments are reported in other income or expense in our consolidated statements of operations.

Share-Based Compensation

        On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised), Share-Based Payment ("SFAS 123R"). SFAS 123R replaced our previous accounting for share-based awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2006. SFAS 123R requires that all share-based payments to employees and non-employee directors, including grants of stock options and shares of non-vested stock, be recognized in the financial statements based on the estimated fair value of the equity or liability instruments issued.

        See Note 20 "Share-Based Compensation" of these notes to our consolidated financial statements for further discussion of our share-based compensation plans, the nature of share-based awards issued under the plans and our accounting for share-based awards.

3. EARNINGS PER SHARE

        The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 as follows:

	For the Year Ended December 31,
	2008	2007	2006
Basic earnings per share calculation:
Net loss to common stockholders	$(25,285)	$(3,362)	$(2,735)
Weighted average of common shares outstanding	89,899	51,535	33,772
Basic net loss per share	$(0.28)	$(0.07)	$(0.08)
Diluted earnings per share calculation:
Net loss to common stockholders	$(25,285)	$(3,362)	$(2,735)
Weighted average of common shares outstanding	89,899	51,535	33,772
Common stock equivalents:
Stock options and non-vested stock awards(1)	—	—	—
Convertible promissory note(2)	—	—	—

Weighted average of common shares outstanding	89,899	51,535	33,772
Diluted net loss per share	$(0.28)	$(0.07)	$(0.08)

    (1)
    Stock options and restricted stock units granted and outstanding of 2,157,500 and 965,000 as of December 31, 2008 and 2007, respectively, are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company's net loss for these respective years.

    (2)
    Common stock equivalents of 685,000 with respect to the conversion feature of the senior subordinated convertible promissory notes outstanding as of December 31, 2007 were excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company's net loss for the year ended December 31, 2007.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

4. BUSINESS ACQUISITIONS

2008 Acquisitions

Energy Maintenance Service, LLC

        On January 16, 2008, the Company acquired all of the outstanding membership interests in EMS, a South Dakota-based company engaged in construction support, engineering and maintenance services for the wind energy industry. The aggregate purchase price was $32,250, excluding $536 of transaction-related costs. The purchase price consisted of $18,429 of cash and 1,629,834 unregistered shares of the Company's common stock at a price per share of $8.48. The Company entered into a registration rights agreement with the former owners of EMS which provides the former owners with demand and piggyback registration rights. The cash portion of the purchase price was financed by a private placement of the Company's common stock. See Note 18 "Stockholders' Equity" for further discussion.

        The following table summarizes the estimated fair values of the EMS assets acquired and liabilities assumed on the date of the acquisition:

Current assets	$4,712
Property and equipment	1,549
Intangible—trade name	1,790
Intangible—customer relationships	24,700
Goodwill	4,561

Total assets acquired	37,312
Current liabilities	(3,545)
Long term liabilities	(981)

Total purchase consideration	$32,786

        The Company may adjust goodwill as necessary as it finalizes purchase price allocations for acquisitions. Typical adjustments include outstanding professional fees and fixed asset valuations. Goodwill of $4,561 and other intangibles of $26,490 are expected to be deductible for income tax purposes over 15 years.

        The Company does not have any contingent payments or commitments in relation to the acquisition of EMS, with the exception of certain stock options that were awarded as a result of the acquisition. Stock options are a share-based compensation expense and are subject to accounting treatment under SFAS No. 123(R) as discussed in Note 20 "Share-based compensation".

Badger Transport, Inc.

        On June 4, 2008, the Company acquired all of the outstanding shares of Badger, a Wisconsin based provider of transportation services for oversized/overweight equipment and machinery, primarily to the wind industry, for an aggregate purchase price of $11,811, excluding $184 of transaction-related acquisition costs. The purchase price consisted of $5,811 of cash and 581,959 unregistered shares of Broadwind common stock at a price per share of $10.31. The Company entered into a registration rights agreement with the former owner of Badger that provides the former owner with limited

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

4. BUSINESS ACQUISITIONS (Continued)

piggyback registration rights. The Company financed the cash portion of the acquisition with cash on hand.

        The following table summarizes the estimated fair values of the Badger assets acquired and liabilities assumed on the date of the acquisition:

Current assets	$1,496
Property and equipment	5,232
Intangible—trade name	370
Intangible—customer relationships	4,380
Intangible—non-compete agreement	1,490
Goodwill	5,154

Total assets acquired	18,122
Current liabilities	(2,178)
Capital lease obligations	(1,052)
Long term debt	(2,544)
Deferred tax liability	(353)

Total purchase consideration	$11,995

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

2007 Acquisitions

R.B.A. Inc.

        On October 1, 2007, the Company acquired all of the outstanding stock of RBA, a Wisconsin based fabricator of components for energy related industries. The aggregate consideration paid for the RBA acquisition was $5,197, which includes transaction related acquisition costs of $197.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

4. BUSINESS ACQUISITIONS (Continued)

        The following table summarizes the estimated fair values of the RBA assets acquired and liabilities assumed on the date of the acquisition:

Current assets	$1,400
Property and equipment	1,845
Intangible—trade name	120
Intangible—customer relationships	2,020
Other assets	49
Goodwill	2,409

Total assets acquired	7,843
Current liabilities	(1,082)
Deferred tax liabilities	(1,564)

Total purchase consideration	$5,197

        None of the goodwill associated with the purchase of RBA is expected to be deductible for income tax purposes.

Brad Foote Gear Works, Inc.

        On October 19, 2007, the Company acquired all of the outstanding stock of Brad Foote, an Illinois-based manufacturer of gearing systems for the wind turbine, oil and gas and energy-related industries. The aggregate consideration paid for the Brad Foote acquisition was $131,730, which includes $538 of transaction-related acquisition costs.

        Total consideration included $64,146 of the Company's common stock, which was valued based upon a fairness opinion received from an independent valuation firm, as the majority of the Company's stock was held by a limited number of stockholders, and the shares are thinly traded on the OTC Bulletin Board.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the date of the acquisition:

Current assets	$22,077
Property and equipment	47,853
Intangible—trade name	7,999
Intangible—customer relationships	75,538
Other long-term assets	163
Goodwill	21,239

Total assets acquired	174,869
Current liabilities	(26,292)
Long term liabilities	(16,847)

Total purchase consideration	$131,730

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

4. BUSINESS ACQUISITIONS (Continued)

        Of the $21,239 of goodwill associated with the purchase of Brad Foote, approximately $21,000 is expected to be deductible for income tax purposes.

        The following table represents the consolidated financial information for the Company on a pro forma basis, assuming that the acquisition of Brad Foote, EMS and Badger had occurred as of January 1, 2007. The Company is excluding the pro forma results of the RBA acquisition because the impact of this acquisition is not material to our consolidated results of operations for the year ended December 31, 2007. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisition and expected to have a continuing impact on the consolidated results. These items include, among others, adjustments to increase depreciation related to the stepped-up basis in machinery and equipment, adjust inventory to fair market value, record amortization of intangible assets, increase interest expense for certain long-term notes payable, and reclassify certain items to conform to the Company's financial reporting presentation. Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future.

	For the Year Ended December 31,
	2008			2007
	As reported	Pro-forma adjustments (Unaudited)	Pro-forma (Unaudited)	As reported	Pro-forma adjustments (Unaudited)	Pro-forma (Unaudited)
Revenues	$217,321	$5,710	$223,031	$29,804	$95,565	$125,369
Net loss	(25,285)	(1,826)	(27,111)	(3,362)	(6,501)	(9,863)
Loss per share
Basic and diluted	$(0.28)	$(0.02)	$(0.30)	$(0.07)	$(0.12)	$(0.19)

5. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 141(R)

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date in on or after the first reporting period beginning on or after December 15, 2008. The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations, or cash flows.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

5. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

SFAS 157-2

        In February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP 157-2"), which delayed the effective date by which companies must adopt certain provisions of SFAS No. 157, Fair Value Measurements ("SFAS 157"). FSP 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations, or cash flows.

SFAS 161

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement is intended to enhance required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the effect of adoption of SFAS 161, but do not presently believe that it will have a material effect on our consolidated financial position or results of operations.

SFAS 162

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. We do not expect any significant changes to our financial accounting and reporting as a result of the issuance of SFAS 162.

6. CASH AND CASH EQUIVALENTS

        Cash and cash equivalents were $15,253 and $5,782 as of December 31, 2008 and 2007, respectively. Cash and cash equivalents as of December 31, 2008 consisted of cash in operating accounts of $8,006 and $7,247 in money market account funds, compared to cash in money market account funds of $5,782 as of December 31, 2007.

        The Company's policy is to invest excess cash into money market account funds, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income in our consolidated statements of operations. For the years ended December 31, 2008, 2007 and 2006, interest income was $584, $400 and $0, respectively. Additionally, the Company is currently evaluating its risk management policies in terms of the potential impact of any significant credit risk associated with cash deposits at various financial institutions which are in excess of federally insured amounts.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

7. ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The activity in the accounts receivable allowance for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	For the Year Ended December 31,
	2008	2007	2006
Balance at beginning of year	$2,983	$—	$—
Bad debt expense	1,196	156	—
Write-offs	(2,899)	—	—
Other(1)	224	2,827	—

Balance at end of year	$1,504	$2,983	$—

    (1)
    Other represents opening balance sheet allowances for doubtful accounts as part of the acquisitions of EMS and Badger in January 2008 and June 2008, respectively and Brad Foote in 2007.

8. INVENTORIES

        Inventories are stated at the lower of cost or market value and primarily consist of raw material, work-in-process, and finished goods. Work-in-process consists of labor and overhead, processing costs, purchased subcomponents and materials purchased for specific customer orders. Finished goods consist of components purchased from third parties as well as components manufactured by the Company that will be used to produce final customer products.

        The components of inventories as of December 31, 2008 and 2007 are summarized as follows:

	As of December 31,
	2008	2007
Raw materials	$16,429	$4,230
Restricted raw material(1)	9,936	—
Work-in-process	16,226	8,976
Finished goods	401	873

	42,992	14,079
Less: Reserve for excess and obsolete inventory	(1,097)	(1,096)

Net inventories	$41,895	$12,983

    (1)
    In December, 2008, Tower Tech entered into an agreement pursuant to which it agreed to convey to a customer ownership of certain raw materials (the "Bailment Materials") that Tower Tech had acquired for use in constructing wind turbine towers for such customer, in exchange for the release of a down payment of $9,936 paid by the customer pursuant to the terms of a purchase order. In connection with the transaction, the customer caused the release/cancellation of a letter of credit securing the down-payment (the "L/C") in

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

8. INVENTORIES (Continued)

      order for the cash being held by the L/C issuer as security for the L/C to be released to Tower Tech. The customer also granted Tower Tech a security interest in a portion of the Bailment Materials in the event the purchase order is not fully performed by the customer for any reason other than the breach or default of Tower Tech. Tower Tech issued a new performance letter of credit in the amount of $500 as a guarantee of complete performance by Tower Tech of its obligations under the purchase order. The Bailment Materials continue to be held by Tower Tech as a bailment for the sole and exclusive benefit and use of the customer, and are intended to be used by Tower Tech for construction of the wind turbine towers for such customer under the purchase order. As a result of this transaction, $9,436 was released from restricted cash and made available for other purposes.

9. PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and an accelerated method for income tax reporting purposes. Expenditures for additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the useful lives of the respective assets are expensed as incurred. The Company capitalizes interest costs incurred on indebtedness used to construct property, plant and equipment in accordance with the pronouncement provisions of SFAS No. 34, Capitalization of Interest Cost ("SFAS 34"). Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Interest cost capitalized was $230 and $18 for the years ended December 31, 2008 and 2007, respectively. Property or equipment sold or disposed of is removed from the respective property accounts, with any corresponding gains and losses recorded to other income or expense in our consolidated statement of operations.

        The cost basis and estimated lives of property and equipment as of December 31, 2008 and 2007 are as follows:

	As of December 31,
	2008	2007	Life
Land	$2,556	$15
Buildings	6,456	4,018	39 years
Machinery and equipment	94,019	51,332	5 - 10 years
Office furniture and equipment	1,641	640	3 - 20 years
Leasehold improvements	2,052	1,919	Asset life or life of lease
Construction in progress	51,004	3,442

	157,728	61,366
Less-accumulated depreciation	(13,021)	(2,476)

	$144,707	$58,890

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

10. GOODWILL AND INTANGIBLE ASSETS

        Changes in the carrying value of goodwill during the years ended December 31, 2008 and 2007 are as follows:

	Products segment	Services segment	Total
Goodwill balance as of December 31, 2006	$—	$—	$—
Goodwill related to acquisitions	27,611	—	27,611

Goodwill balance as of December 31, 2007	27,611	—	27,611

Purchase accounting adjustments	(3,963)	—	(3,963)
Goodwill related to acquisitions	—	9,715	9,715
Impairment charge	(2,409)	—	(2,409)

Goodwill balance as of December 31, 2008	$21,239	$9,715	$30,954

        The increase in goodwill in 2008 in the Services segment is related to the acquisition of Badger and EMS. The negative adjustment in the Products segment relates to purchase price allocation adjustments recorded in connection with the acquisition of Brad Foote in October 2007. These adjustments were recorded during 2008 to adjust the fair value of certain machinery and equipment, to record additional acquisition-related costs, and to adjust the purchase price.

        The increase in goodwill in 2007 in the Products segment is related to the acquisition of Brad Foote. See Note 4 "Business Acquisitions" of these notes to our consolidated financial statements for further discussion of these respective acquisitions.

        Since our adoption of the provisions of SFAS 142, Goodwill and Other Intangible Assets, we perform our annual impairment test of goodwill as of October 31 of each year, or more frequently when events or circumstances indicate that the carrying value of the Company's assets may not be recovered. The Company tests intangible assets for impairment only when events or circumstances indicate that the carrying value of these assets may be impaired. During the fourth quarter of 2008, we performed our annual impairment test of goodwill. Our analysis indicated that the goodwill attributable to our RBA subsidiary was impaired as a result of a projected decline in the discounted cash flows in RBA's results of operations. Our analysis indicated that projected fair value of RBA assets did not exceed the carrying value of RBA's net assets. Our method in determining the fair value was based upon our estimate of the projected future discounted cash flows of our reporting units. As a result, we recorded a goodwill impairment charge of $2,409 during the fourth quarter to our Products segment. The impairment charge was recorded to operating expenses in our consolidated statement of operations for the year ended December 31, 2008.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

10. GOODWILL AND INTANGIBLE ASSETS (Continued)

        As of December 31, 2008 and 2007, the cost basis, accumulated amortization and net book value of intangible assets were as follows

	December 31, 2008			December 31, 2007
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Customer relationships	$106,638	$(11,939)	$94,699	$77,558	$(1,573)	$75,985
Trade names	10,279	(585)	9,694	8,119	(82)	8,037
Noncompete agreements	1,490	(290)	1,200	—	—	—

Intangible assets	$118,407	$(12,814)	$105,593	$85,677	$(1,655)	$84,022

        The increase in intangible assets in 2008 is related to the acquisition of Badger and EMS. See Note 4 "Business Acquisitions" of these notes to our consolidated financial statements for further discussion of these respective acquisitions.

        Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 3 to 20 years. Amortization expense was $11,159, $1,750 and $21 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, estimated future amortization expense is as follows:

2009	$12,996
2010	12,996
2011	12,706
2012	12,499
2013	12,499
2014 and thereafter	41,897

Total	$105,593

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

11. ACCRUED LIABILITIES

        Accrued liabilities as of December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007
Accrued operating expenditures	$1,110	$4,217
Accrued payroll and benefits	3,631	1,894
Accrued capital expenditures	2,204	—
Reimbursement due under Brad Foote purchase agreement	—	5,171
Accrued warranty	890	242
Accrued other	2,551	933

Total accrued liabilities	$10,386	$12,457

12. DEBT AND CREDIT AGREEMENTS

        The Company's outstanding debt balances as of December 31, 2008 and 2007 consist of the following(1):

	December 31,
	2008	2007
Lines of credit	$10,831	$8,327
Term loans and notes payable	28,012	22,426
Related party note	—	25,000

	38,843	55,753
Less—Current portion	(13,051)	(38,133)

Long-term debt, net of current maturities	$25,792	$17,620

        As of December 31, 2008, future annual principal payments of our outstanding debt obligations are as follows(1):

2009	$13,051
2010	14,819
2011	9,492
2012	506
2013	975

Total	$38,843

(1)
The tables above reflect the revised maturity dates related to credit agreements amended on March 13, 2009, as further described below and in Note 24 "Subsequent Events".

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

12. DEBT AND CREDIT AGREEMENTS (Continued)

Credit Facilities

Brad Foote

        In connection with our acquisition of Brad Foote in October 2007, the Company assumed approximately $25,500 of outstanding senior debt and available lines of credit, including the following loans that Brad Foote had obtained from Bank of America, formerly known as LaSalle Bank National Association ("BOA"), pursuant to a Loan and Security Agreement dated as of January 17, 1997 (as previously amended and/or stated, the "Loan Agreement"): (i) a $10,000 (now $4,000) revolving line of credit loan (the "Revolving Loan"); (ii) a consolidated term loan in the original principal sum of approximately $7,900 (the "Term Loan"); (iii) an $11,000 non-revolving equipment line of credit loan (the "Equipment Loan"); and (iv) a $9,000 non-revolving equipment line of credit loan with a term conversion feature (the "Equipment Loan No. 2"). The promissory notes evidencing the Revolving Loan, the Term Loan, The Equipment Loan and the Equipment Loan No. 2 are referred to collectively below as the "BOA Notes". As described more fully below, 1309 South Cicero Avenue, LLC, a Delaware limited liability company ("1309") and 5100 Neville Road, LLC, a Delaware limited liability company ("5100") each a wholly-owned subsidiary of Brad Foote) subsequently executed a Term Note with BOA in the amount of $2,075 dated January 31, 2008 (as previously amended and/or restated, the "Subsidiary Note").

        The Revolving Loan, which was originally scheduled to mature on June 30, 2008, had approximately $5,700 outstanding at closing of the Brad Foote acquisition, with $4,000 outstanding at December 31, 2008. The Revolving Loan was extended on September 29, 2008 to a maturity date of January 15, 2009, and further extended on January 16, 2009 to a maturity date of March 15, 2009. Interest on the Revolving Loan is payable monthly. The Term Loan, which matures on January 31, 2011, had approximately $5,300 outstanding at closing of the Brad Foote acquisition, with $3,291 outstanding at December 31, 2008, and requires monthly principal and interest payments. The monthly amount of principal due on the Term Loan is $132. The Equipment Loan had approximately $10,000 outstanding at closing of the Brad Foote acquisition, with $7,333 outstanding at December 31, 2008. The Equipment Loan included an option to convert the obligation to a term note on April 29, 2007. This conversion was effected, making the outstanding principal balance of the Equipment Loan payable in monthly principal installments of $183 commencing on May 31, 2007, maturing on April 30, 2012. Interest accrues on the outstanding balance of the converted term loan. The Equipment Loan No. 2, which matures on June 30, 2013, had approximately $4,500 outstanding at closing of the Brad Foote acquisition, with $8,138 outstanding at December 31, 2008. The Equipment Loan No. 2 included an option to convert the obligation to a term note, which conversion was effected. Interest on the Equipment Loan No. 2 was payable monthly until June 30, 2008, at which point Brad Foote began making monthly principal payments of $150 plus interest, which accrues on the outstanding balance of the Equipment Loan No. 2. Pursuant to the Omnibus Amendment described below, for interest periods beginning after January 20, 2009, the interest rate payable under the BOA Notes and under the Subsidiary Note is equal to the greater of (A) the rate per annum equal to the British Bankers Association LIBOR Rate plus five percent (5%) and (B) six percent (6%) (the "Current Interest Rate").

        On September 29, 2008, Brad Foote entered into a thirty-first amendment to the Loan Agreement with BOA. Pursuant to such amendment, Brad Foote had an obligation to pay down $3,000 of the

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

12. DEBT AND CREDIT AGREEMENTS (Continued)

outstanding principal amount under the Revolving Loan by September 30, 2008, and made the required payment of such amount on October 1, 2008. Brad Foote received a waiver from BOA with respect to the required payment. Additionally, the Company failed compliance with two of its covenants, specifically its EBITDA coverage ratio and its cash flow coverage ratio calculations. The Company obtained a waiver from BOA of these covenant violations as of September 30, 2008.

        On December 9, 2008, Brad Foote entered into a thirty-second amendment to the Loan Agreement with BOA (the "Loan Agreement Amendment"). In connection with the Loan Agreement Amendment, Brad Foote and BOA also entered into an Amended and Restated Renewal Revolving Note and Note Modification Agreements pertaining to the BOA Notes (together, the "Additional Loan Agreements"). Under the terms of the Loan Agreement Amendment and the Additional Loan Agreements, Brad Foote and BOA agreed (i) to permanently reduce the amount of the Revolving Loan from $10,000 to $7,000, (ii) to waive Brad Foote's violation of the covenants concerning EBITDA coverage ratio and cash flow coverage ratio calculations set forth in the Loan Agreement (the "Loan Agreement Covenants"), (iii) to modify the interest rate charged on the BOA Notes to equal "Adjusted LIBOR," generally defined as the rate at which U.S. dollar deposits in a comparable amount are offered generally in the London Interbank Eurodollar market plus 2.5 percent (pursuant to the Omnibus Amendment described below, such interest rate was subsequently revised to equal the Current Interest Rate), (iv) that Brad Foote pay down $3,000 of the outstanding balance on the Revolving Loan from a loan with the Company and (v) that Brad Foote pay to BOA a covenant waiver fee in the amount of $25. Under the terms of the Loan Agreement Amendment and the Additional Loan Agreements, BOA waived Brad Foote's violation of the Loan Agreement Covenants for the nine-month period ended September 30, 2008.

        On January 16, 2009, Brad Foote, 1309 and 5100 entered into an Omnibus Amendment Agreement dated January 15, 2009 (the "Omnibus Amendment") with BOA, further amending the Loan Agreement. Among other things, the Omnibus Amendment provided that (i) BOA waive Brad Foote's violation of the Loan Agreement Covenants for the period from December 31, 2008 up to but not including January 20, 2009, (ii) the maximum amount that Brad Foote may borrow under the note evidencing the Revolving Loan is $4,000, (iii) the termination date of the Loan Agreement be extended to March 15, 2009 (or such earlier time upon which the note evidencing the Revolving Loan becomes due and payable), (iv) that for interest periods beginning after January 20, 2009, the interest rate payable for the BOA Notes and for the Subsidiary Note be equal to the Current Interest Rate, (v) Brad Foote's financial covenants and events of default be amended and restated and (vi) Brad Foote pay BOA an amendment and waiver fee in the amount of $25, as well as all reasonable fees and expenses of BOA incurred in connection with the drafting, negotiation, execution, delivery and effectiveness of the Omnibus Amendment.

        In connection with the Omnibus Amendment, Brad Foote, 1309, 5100, the Company and BOA entered into additional agreements on January 16, 2009, including (i) a Pledge Agreement pursuant to which the Company granted BOA a first priority security interest in all shares of stock of Brad Foote and all indebtedness to the Company and any promissory notes and/or instruments representing such indebtedness, (ii) an Unconditional Guaranty executed by the Company in favor of BOA, whereby the Company guaranteed the payment of Brad Foote's indebtedness under the Loan Agreement and certain other loan documents, certain agreements designed to protect 1309 and 5100 against

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

12. DEBT AND CREDIT AGREEMENTS (Continued)

fluctuations in interest rates, currency exchange rates or commodity prices and any treasury management services provided to 1309 and/or 5100 by BOA or any affiliate of BOA, (iii) an Unconditional Guaranty executed by each of 1309 and 5100 in favor of BOA, whereby each of 1309 and 5100 guarantees the payment of Brad Foote's indebtedness under the Loan Agreement and (iv) mortgages from 1309, 5100 and Brad Foote to BOA, each of (i) through (iv) above dated as of January 15, 2009.

        On March 13, 2009, Brad Foote, 1309 and 5100 entered into the Second Omnibus Amendment with BOA, further amending the Loan Agreement, and, in connection therewith, the Company, 1309 and 5100 entered into the Reaffirmation. Among other things, the Second Omnibus Amendment further amended and restated certain financial covenants under the Loan Agreement and set forth certain additional covenants, including a minimum monthly cumulative EBITDA covenant for Brad Foote. The Second Omnibus Amendment also provided that (i) BOA waive Brad Foote's violation of the minimum EBITDA covenant for the period ending December 31, 2008, (ii) Brad Foote pay to BOA $1,500 of the amount outstanding on the Revolving Loan ($500 of which was paid by the Company on behalf of Brad Foote) and that the maturity date of the Revolving Loan be extended to January 15, 2011, (iii) the Revolving Loan be amortized pursuant to monthly payments, (iv) BOA's revolving credit commitment under the Loan Agreement be terminated, resulting in BOA having no obligation to make revolving loans to Brad Foote under the Loan Agreement, (v) the maturity dates of the Equipment Note, Equipment Note No. 2 and Subsidiary Note be shortened to December 31, 2011 and (vi) Brad Foote pay BOA an extension fee on a monthly basis through the end of 2009.

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

        In addition to the covenants described in the preceding paragraph, covenants contained in the Loan Agreement include restrictions on Brad Foote's ability to make distributions or dividends, incur indebtedness or make subordinated debt payments, as well as limitations on Brad Foote's ability to make capital expenditures, any of which could ultimately affect our ability to undertake additional debt or equity financing.

        On December 31, 2008, Brad Foote entered into an agreement with a vendor whereby, amongst other provisions, it agreed to a payment schedule for certain equipment ordered from such vendor in the amount of $2,784. This amount is included in notes payable on the Company's Consolidated Balance Sheet as of December 31, 2008. The note requires a monthly payment of $232, bears an interest rate of six percent and matures in December 2009.

        As further described in Note 19 "Related Party Transactions," in February 2008, Brad Foote purchased two real estate parcels, located in Cicero, Illinois and Pittsburg, Pennsylvania, and assumed

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

12. DEBT AND CREDIT AGREEMENTS (Continued)

related debt, the balance of which was $1,695, and is included in debt on the Company's Consolidated Balance Sheet at December 31, 2008. The notes require monthly payments of $36, and as of March 13, 2009, bear an interest rate of of Libor plus 5% or six percent, whichever is greater, and matures in December 2011.

Tower Tech

        In October 2007, Tower Tech obtained a secured line of credit (the "ICB Line") from Investors Community Bank ("ICB") in the amount of $2,500, which was increased to $5,500 on March 21, 2008. As of December 31, 2008, Tower Tech had drawn $4,664 on the ICB Line. The ICB Line is secured by substantially all of the assets of Tower Tech and RBA. Draws on the ICB Line bear interest at a variable rate equal to the greater of (A) 4.25% or (B) 1.75% above "The Previous Month Average 30 Day Libor Rate published in The Wall Street Journal". Pursuant to a Commercial Debt Modification Agreement dated as of October 22, 2008, Tower Tech and ICB extended the maturity date of the ICB Line to April 22, 2009. In connection with the extension, Broadwind provided re-executed guaranties to ICB for all debt owed by each of Tower Tech and RBA to ICB. In addition, Tower Tech re-executed its guaranty for debts owed by RBA to ICB, and RBA re-executed its guaranty for debts owed to ICB by Tower Tech. We anticipated that each of Tower Tech and RBA would be in violation of certain financial covenants relating to net worth and debt to net worth ratio as of December 31, 2008. Tower Tech and RBA each received waivers on December 29, 2008 from ICB for the anticipated violations. On March 13, 2009, ICB extended the maturity date of the ICB Line to March 13, 2010 (the "ICB Line Extension Agreement"). Pursuant to the ICB Line Extension Agreement, Tower Tech agreed to establish new financial covenants with respect to minimum debt service coverage ratio and minimum tangible net worth. Tower Tech also agreed to retain their primary deposit accounts with ICB and that no additional loans or leases be entered into by Tower Tech without the prior approval of ICB.

RBA

        On April 7, 2008, RBA executed four (4) promissory notes in favor of ICB (the "ICB Notes"), in the aggregate principal amount of approximately $3,781, as follows: (i) term note in the maximum principal amount of approximately $421, bearing interest at a per annum rate of 6.85%, with a maturity date of October 5, 2012; (ii) term note in the maximum principal amount of $700, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; (iii) term note in the maximum principal amount of $928, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; and (iv) line of credit note in the maximum principal amount of $1,732, bearing interest at a per annum rate of 4.48% until May 1, 2008 and thereafter at "The Previous Month Average 30 Day Libor Rate published in The Wall Street Journal", with a maturity date of April 5, 2009 ("the Line of Credit Note"). The ICB Notes provide for multiple advances, and are secured by substantially all of the assets of RBA. As of December 31, 2008, the total amount of indebtedness outstanding under the ICB Notes was $3,564. On March 13, 2009, ICB extended the maturity date of the Line of Credit Note to March 13, 2010 (the "ICB Note Extension Agreement"). Pursuant to the ICB Note Extension Agreement, RBA agreed to establish new financial covenants with respect to minimum debt service coverage ratio and minimum tangible net worth. RBA also agreed to retain their primary

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

12. DEBT AND CREDIT AGREEMENTS (Continued)

deposit accounts with ICB and that no additional loans or leases be entered into by RBA without the prior approval of ICB.

EMS

        On January 16, 2008, we assumed approximately $2,500 of outstanding senior debt in connection with our acquisition of EMS. The debt comprised of various loans, maturing on dates from May 2008 to April 2013. In September 2008, EMS paid all outstanding term notes due to DNB National Bank in the amount of $2,425, which included accrued interest of $5.

Badger

        On March 9, 2006, Badger executed a secured promissory note payable to Dairyman's State Bank in the principal amount of approximately $134, bearing interest at a per annum rate of 9.25%, with a maturity date of March 9, 2011; this loan had approximately $68 outstanding as of December 31, 2008, and requires monthly principal and interest payments. On October 27, 2008, Badger executed a secured promissory note payable to First National Bank ("FNB") in the principal amount of approximately $109, bearing interest at a per annum rate of 6.75%, with a maturity date of September 27, 2009; this loan had approximately $89 outstanding at December 31, 2008 and requires monthly principal and interest payments. On June 20, 2008, Badger executed a secured promissory note payable to FNB for a revolving line of credit (the "FNB Line") in the maximum principal amount of approximately $488, bearing interest at a per annum rate equal to the greater of (A) 5.0% and (B) 1.0% over the prime rate from time to time, with a maturity date of June 20, 2009; this loan had approximately $467 outstanding at December 31, 2008 and requires monthly principal and interest payments.

        Badger has also entered into various equipment notes and other debt agreements with monthly payment amounts ranging from $1 to $12, various interest rates ranging from 7.7% to 9.3%, and maturity dates in 2010 through 2013. The total amount of these notes at December 31, 2008 was $1,984, and is included within debt on the Company's Consolidated Balance Sheet.

Summary of Term Loans and Notes Payable

        As of December 31, 2008, we had outstanding term loans and notes payable totaling $28,012. These term loans and notes payable were used to finance building, equipment and vehicle expenditures and were primarily attributable to the assumption of debt as part of our acquisitions completed during 2007 and 2008. In addition to the term loans and notes payable specifically described above, the Company also has outstanding various other term loans and notes payable primarily associated with the purchase of equipment and vehicles. Of the $28,012 in outstanding term loans and notes payable, approximately $7,466 had a fixed interest rate and $20,547 had a floating interest rate primarily based on the prime rate of interest less one percentage point. The weighted average interest rate for all outstanding term loans and note payable was 3.30%, and the weighted average maturity was approximately 3.4 years.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

12. DEBT AND CREDIT AGREEMENTS (Continued)

Related party note

        These notes to our consolidated financial statements make reference herein below to the following parties: Tontine Capital Partners, L.P. ("TCP"), Tontine Partners, L.P. ("TP"), Tontine Overseas Fund Ltd., ("TOF"), Tontine Capital Overseas Master Fund, L.P. ("TMF") and Tontine 25 Overseas Master Fund L.P. ("T25" and collectively with TMF, TCP, TP, TOF, TMF and their affiliates, "Tontine").

        During 2007, in connection with our acquisition of Brad Foote in October 2007, we issued to TP, TMF and TOF senior subordinated convertible promissory notes in the aggregate principal amount of $25,000 (the "Notes"). Pursuant to their terms, the Notes were to accrue interest at 9.5% per annum until July 19, 2008 and 13.5% thereafter and were to mature on October 19, 2010. Under the terms of the Notes, Broadwind was required to pay 10% of the original principal amount on the first anniversary of issuance, 40% of the original principal amount on the second anniversary of issuance and the remaining outstanding balance on the third anniversary of issuance. Pursuant to the respective notes, each Note holder had the right to convert the outstanding principal of its Note into newly issued shares of our common stock at a conversion rate of $7.50 per share (the "Conversion Rights"). The Conversion Rights became effective January 19, 2008, and were fully exercised on April 24, 2008 by TP, TOF and TMF, who received an aggregate of 3,333,332 shares of Broadwind common stock, which represented $25,000 in outstanding principal as of the conversion date. At that time Broadwind also paid $1,223 worth of related accrued interest on the Notes with cash.

        See Note 18 "Stockholders' Equity" of the notes to our consolidated financial statements for further discussion regarding transactions between the Company and Tontine. See Note 19 "Related Party Transactions" for further discussion regarding transactions between the Company and other related parties.

13. LEASES

        The Company leases various property and equipment under operating lease arrangements. Lease terms generally range from 2 to 15 years with renewal options for extended terms. We are required to make additional payments under certain property leases for taxes, insurance and other operating expenses incurred during the operating lease period. Rental expense for the years ended December 31, 2008, 2007 and 2006 was $3,090, $611 and $400, respectively.

        In addition, we have also entered into capital lease arrangements to finance property and equipment and assumed capital lease obligations in connection with certain acquisitions. The cost basis and accumulated depreciation of assets recorded under capital leases, which are included in property and equipment, are as follows as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Cost	$6,592	$1,589
Accumulated depreciation	(507)	(25)

Net book value	$6,085	$1,564

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

13. LEASES (Continued)

        Depreciation expense recorded in connection with assets recorded under capital leases was $482, $25 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively.

        As of December 31, 2008, future minimum lease payments under capital leases and operating leases are as follows:

	Capital Leases	Operating Leases	Total
2009	$1,315	$3,537	$4,852
2010	1,167	3,291	4,458
2011	1,128	3,095	4,223
2012	963	3,112	4,075
2013	760	2,402	3,162
2014 and thereafter	—	7,464	7,464

Total	5,333	$22,901	$28,234

Less—portion representing interest at a weighted average annual rate of 8.89%	(834)

Principal	4,499
Less—current portion	(978)

Capital lease obligations, noncurrent portion	$3,521

14. COMMITMENTS AND CONTINGENCIES

Customer disputes

        During 2008, the Company was involved in a pricing dispute with a customer, which included accumulated unpaid accounts receivable balances totaling approximately $2,249. The Company and the customer have reached a tentative resolution on this matter, which resulted in a write-off of these accounts receivable balances during the fourth quarter of 2008.

Purchase commitments

        Tower Tech has issued building and equipment purchase commitments associated with the construction of new wind tower manufacturing facilities located in Brandon, South Dakota and Abilene, Texas totaling approximately $12,711. These purchase commitments are scheduled to be completed in 2009.

        During 2007, Brad Foote entered into a purchase contract for equipment with a foreign vendor. During the year ended December 31, 2007, Brad Foote recorded a net foreign currency loss of $15 due to the decline in the value of the U.S. Dollar relative to the Euro. The commitment was converted from Euros to U.S. dollars during the quarter ended September 30, 2008, and no further foreign currency exposure exists with regard to this commitment. On December 31, 2008, the purchase agreement was amended to cancel certain previously agreed upon purchase commitments. As part of this amended purchase agreement, the Company agreed to equipment purchases totaling $3,674, of which $978 was paid as a down payment and the remaining $2,784 in principal plus accrued interest at 6% per annum is to be paid in twelve equal monthly installments through December 2009. The

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

14. COMMITMENTS AND CONTINGENCIES (Continued)

Company has accounted for this purchase agreement as a promissory note and it is included in lines of credit and notes payable in the current liabilities section of our consolidated balance sheets as of December 31, 2008.

Legal proceedings

        The Company is subject to legal proceedings in the normal course of business. We periodically evaluate the need to record liabilities in connection with loss contingencies, including, but not limited to, settlement of legal proceedings and regulatory compliance matters. In accordance with SFAS No. 5, Accounting for Contingencies, we accrue for costs related to loss contingencies when such costs are probable and reasonably estimable.

Environmental compliance and remediation liabilities

        Our operations and products are subject to a variety of environmental laws and regulations in the jurisdictions in which we operate and sell products governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous materials, soil and groundwater contamination, employee health and safety, and product content, performance and packaging. Also, certain environmental laws can impose the entire or a portion of the cost of investigating and cleaning up a contaminated site, regardless of fault, upon any one or more of a number of parties, including the current or previous owner or operator of the site. These environmental laws also impose liability on any person who arranges for the disposal or treatment of hazardous substances at a contaminated site. Third parties may also make claims against owners or operators of sites and users of disposal sites for personal injuries and property damage associated with releases of hazardous substances from those sites.

        In September 2007, Tower Tech received a notice of violation from the Wisconsin Department of Natural Resources ("WDNR") stating that Tower Tech was in violation of several provisions of the state's air pollution laws and regulations in connection with the construction and operation of two new paint booths at its Manitowoc, Wisconsin facility. Tower Tech has entered into negotiations with the WDNR, and currently the WDNR is seeking only monetary penalties and no other relief.

Other

        Approximately 32% of our employees are covered by two collective bargaining agreements with local unions. These agreements are scheduled to expire in October 2009 and February 2010.

15. DERIVATIVE FINANCIAL INSTRUMENTS

        As part of our acquisition of Brad Foote in October 2007, the Company assumed two interest rate swap agreements. These swap agreements are intended to minimize the impact of interest rate fluctuations on certain debt instruments. Interest rate swap agreements involve exchanges of fixed or floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. Under the provisions of SFAS 133, all derivatives are measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. The accounting for changes in the fair value of a derivative is dependent upon the use of the derivative and its resulting

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

15. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

designation. Unless specific hedge accounting criteria are met, changes in fair value must be recognized currently in earnings. The Company's interest rate swaps do not qualify for hedge accounting under SFAS 133. Therefore, the Company is required to recognize the swap at its fair market value and record the fluctuations in the fair value of the swap in current earnings. The unrealized loss related to these fluctuations was approximately $194 and $153 for the years ended December 31, 2008 and 2007, respectively. The fair market value of the interest rate swaps of $582 and $388 is recorded as a long-term liability as of December 31, 2008 and 2007, respectively.

16. FAIR VALUE MEASUREMENTS

        Effective January 1, 2008, the Company implemented SFAS No. 157, "Fair Value Measurements" ("SFAS 157") related to its financial assets and liabilities, which defines fair value, establishes a framework for its measurement, and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have an impact on the measurement of the Company's financial assets and liabilities, but did result in additional disclosures.

        In 2007, the FASB issued FASB Staff Position FAS 157-2 ("FSP 157-2"), which provided a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities measured at fair value that are recorded or disclosed on a non-recurring basis. The Company elected to apply the FSP 157-2 deferral, and accordingly, will not apply SFAS 157 to its goodwill impairment testing, intangibles impairment testing, other long-lived assets, and non-financial assets or liabilities measured at fair value in business acquisitions, until 2009. The Company is still evaluating the financial statement impact of the implementation of SFAS 157 for our non-financial assets and liabilities.

        SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The SFAS 157 fair value hierarchy is defined as follows:

        Level 1—Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

        Level 2—Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

        Level 3—Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management's best estimate of what market participants would use in valuing the asset or liability at the measurement date.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

16. FAIR VALUE MEASUREMENTS (Continued)

        The following table represents the fair values of the Company's financial liabilities:

	As of December 31, 2008
	Level I	Level II	Level III	Total
Liabilities:
Interest rate swaps	$—	$582	$—	$582
Fixed interest rate debt obligations		7,438		7,438

Total liabilities at fair value	$—	$8,020	$—	$8,020

        Effective January 1, 2008, the Company implemented SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which allows companies the option to report selected financial assets and financial liabilities at fair value. The adoption of SFAS 159 had no impact on our consolidated financial statements.

17. INCOME TAXES

        The Company accounts for income taxes pursuant to SFAS No. 109, which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of the tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

        The provision for income taxes for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	For the Year Ended December 31,
	2008	2007	2006
Current provision
Federal	$—	$—	$—
State	554	—	—

Total current provision	554	—	—

Deferred credit
Federal	(7,666)	(1,541)	(380)
State	(444)	(229)	(56)

Total deferred credit	(8,110)	(1,770)	(436)

Increase in deferred tax valuation allowance	8,618	731	436

Total provision (benefit) for income taxes	$1,062	$(1,039)	$—

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

17. INCOME TAXES (Continued)

        The increase in the valuation allowance was $8,618, $731, and $436 for the years ended December 31, 2008, 2007 and 2006, respectively. The deferred tax benefit of $1,039 for the year ended December 31, 2007 was related to the change in valuation allowance due to changed expectations about the realization of deferred tax assets as a result of the acquisition of RBA.

        The tax effects of the temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred income tax assets:
Net operating loss carryforwards	$15,225	$2,458
Accrual and reserves	2,216	241
Other	410	—

Total deferred tax assets	17,851	2,699
Valuation allowance	(7,368)	(1,167)

Deferred tax assets, net of valuation allowance	10,483	1,532
Deferred income tax liabilities:
Fixed assets	(9,624)	(877)
Intangible assets	(2,356)	(794)

Total deferred tax liabilities	(11,980)	(1,671)

Net deferred tax liability	$(1,497)	$(139)

        Valuation allowances of $7,368 and $1,167 have been provided for deferred income tax assets for which realization is uncertain as of December 31, 2008 and 2007, respectively.

        As of December 31, 2008, the Company had federal net operating loss carryforwards of approximately $41,000 expiring in various years through 2028. The majority of the net operating loss carry forwards will expire in 2027 and 2028.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

17. INCOME TAXES (Continued)

        The reconciliation of the tax provision (benefit) computed at the statutory rate to the effective tax rate is as follows:

	For the Year Ended December 31,
	2008	2007	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	(0.4)	5.2	4.6
Permanent differences	(5.0)	(0.4)	(4.1)
Loss from pass through	—	—	(8.4)
Change in valuation allowance	(34.6)	(16.6)	(15.9)
Other	0.6	0.4	(11.2)

Effective income tax rate	(4.4)%	23.6%	0.0%

        The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax provision taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The change in the FIN 48 liability for the year ended December 31, 2008 consists of the following:

2008
Balance as of January 1, 2008	$—
Tax positions related to current year:
Additions	31
Reductions	—

31
Tax positions related to prior years:
Additions	32
Reductions	—
Settlements	—
Lapses in statutes of limitations	—
Additions from current year acquisitions	130

162

Balance as of December 31, 2008	$193

        It is the Company's policy to include interest and penalties in tax expense. During the year ended December 31, 2008, the Company recognized and accrued approximately $53 of interest and penalties.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

17. INCOME TAXES (Continued)

        The Company files income tax returns in the U.S. federal and state jurisdictions. As of December 31, 2008, open tax years in the federal and some state jurisdictions date back to 1996 due to the taxing authorities' ability to adjust operating loss carryforwards. No changes in settled tax years have occurred through December 31, 2008. The Company does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next 12 months.

18. STOCKHOLDERS' EQUITY

2008 Transactions

        On January 16, 2008, to finance the cash portion of the EMS acquisition, the Company sold an aggregate of 2,031,250 shares of unregistered common stock in a private placement to TP and T25 at $8.48 per share for a total purchase price of $17,225, pursuant to a previously disclosed Amended and Restated Securities Purchase Agreement with TCP, TP and T25.

        In connection with the acquisition of EMS, on January 16, 2008, the Company issued 1,629,834 shares of unregistered common stock to the members of EMS, calculated at $8.48 per share, for total stock consideration of $13,821. The Company entered into a registration rights agreement with the former owners of EMS which provides the former owners with demand and piggyback registration rights. Upon consummation of the Company's acquisition of EMS, 7,500 shares of restricted stock units previously granted to certain Company executives vested; another 7,500 restricted shares vested as of January 16, 2009.

        In the second quarter of 2008, the Company completed transactions resulting in the sale of an aggregate of $100,500 of its unregistered common stock, as follows: (A) $500, or 62,814 shares, was purchased by a member of the Company's Board of Directors at a price of $7.96 per share, in connection with this transaction , the Company entered into a registration rights agreement with the applicable director that provides the director with piggyback registration rights; and (B) an aggregate of $100,000 worth, or 12,562,814 shares, was purchased by TCP, TP, TOF, and T25 at a price of $7.96 per share.

        On April 24, 2008, TMF, TP, and TOF each converted the full original principal amount of their respective 9.5% notes into shares of Company common stock. Upon conversion, an aggregate of 3,333,332 shares of the Company's common stock were issued to TMF, TP and TOF.

        On June 4, 2008, the Company acquired all of the outstanding capital stock of Badger for total purchase price of $11,811, exclusive of transaction-related acquisition costs. A portion of the purchase price consisted of 581,959 unregistered shares of Broadwind's common stock at a price per share of $10.31. The Company entered into a registration rights agreement with a former owner of Badger that provides the former owner with limited piggyback registration rights.

        On June 25, 2008, at the 2008 Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the Company's Articles of Incorporation, which increased the authorized number of shares of common stock from 100,000,000 to 150,000,000.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

18. STOCKHOLDERS' EQUITY (Continued)

2007 Transactions

        On March 1, 2007, the Company sold an aggregate of 10,266,667 shares of its unregistered common stock in a private placement to TCP and TOF at $1.50 per share for a total purchase price of $15,400 (the "March 2007 Tontine Transaction").

        A portion of these proceeds, in the amount of $3,815, was used to extinguish all third party notes and a portion of related party notes payable. The remaining related party notes payable were extinguished with the issuance of 722,295 shares of unregistered common stock at $1.50 per share, as repayment of $1,084 of debt owed to certain of the Company's then directors and officers. Additionally, certain long-term debt totaling $510 was paid off, with the exception of a long-term note owed to Wisconsin Business Development Finance Corporation. The remaining proceeds of approximately $11,000 were used to purchase equipment, provide working capital and for general corporate purposes.

        In conjunction with the March 2007 Tontine Transaction, an additional 1,500,000 shares of unregistered common stock at $1.50 per share were issued to Integritas, Inc. ("Integritas") for reimbursement of short term loans and advances totaling $447, for a finder's fee for Integritas' efforts in finding the two accredited investors for the private placement totaling $1,209, and for entering into a consulting service agreement that was to provide on-going marketing services through December 31, 2008 totaling $312. The Company terminated this consulting service agreement with Integritas during June 2007 and expensed the remainder of the agreement cost.

        On October 19, 2007, the Company acquired all of the outstanding stock of Brad Foote. The aggregate consideration paid for the Brad Foote acquisition was $133,179, which includes $538 of transaction related acquisition costs. Total consideration included $64,146 of the Company's common stock. The Company entered into a registration rights agreement with the former owner of Brad Foote which provides the former owners with certain demand and piggyback registration rights.

        On October 19, 2007, in connection with the acquisition of Brad Foote, the Company completed a private placement of 12,500,000 shares of its unregistered common stock at a $4.00 per share totaling $50,000 to TCP, TOF, TP, T25 and TMF.

Tontine Registration Rights Agreement

        In connection with the March 2007 Tontine Transaction, the Company entered into a Registration Rights Agreement (as amended, the "Tontine Registration Rights Agreement") with TCP and TOF. The Tontine Registration Rights Agreement was subsequently amended on October 19, 2007, July 18, 2008, September 12, 2008 and October 31, 2008. Pursuant to the Tontine Registration Rights Agreement, the Company has agreed to register Tontine's shares for resale and has provided Tontine with certain demand and piggyback registration rights. The amendment to the Tontine Registration Rights Agreement dated October 31, 2008 extended the deadline for the Company's obligation to file a registration statement to December 31, 2008. On January 9, 2009 Tontine executed a Waiver (the "Waiver") relating to the Registration Rights Agreement. The Waiver waives the requirement that the Company file a registration statement to register shares held by Tontine no later than December 31,

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

18. STOCKHOLDERS' EQUITY (Continued)

2008 and extends the deadline for the Company's obligation to file such registration statement to March 31, 2009.

        See Note 12 "Debt and Credit Agreements" for further discussion regarding transactions between the Company and Tontine. See Note 19 "Related Party Transactions" for further discussion regarding transactions between the Company and other related parties.

19. RELATED PARTY TRANSACTIONS

        During the years ended December 31, 2008, 2007 and 2006, interest expense of $1,226, $547 and $287, respectively, was incurred on shareholder and related party notes.

        In April 2008, EMS purchased its Howard West facility from the former majority owner of EMS and its former president, and concurrently terminated its lease agreement, which required a monthly payment of $5. EMS continues to lease its primary administrative offices, a machine shop, a residential property, and storage facilities from the former majority owner of EMS, and its former president. The agreement provides for a one year lease term expiring on December 31, 2009 and requires a monthly payment of $10.

        In February 2008, Brad Foote completed the purchase of two real estate parcels located in Cicero, Illinois and Pittsburgh, Pennsylvania. Brad Foote previously leased these properties pursuant to a lease agreements dated August 22, 2007. Brad Foote acquired the Cicero property from BFG Cicero LLC, an Illinois limited liability company ("BFG Cicero") and acquired the Pittsburgh property from BFG Pittsburgh LLC, a Pennsylvania limited liability company ("BFG Pittsburgh") pursuant to two Real Property Purchase Agreements that were executed on February 14, 2008 and effective February 11, 2008 (together, the "Purchase Agreements"). The sole member of each of BFG Cicero and BFG Pittsburgh is BFG Acquisition LLC, an Illinois limited liability company whose sole member is the wife of the Company's Chief Executive Officer.

        Prior to the real estate purchase from BFG Cicero and BFG Pittsburgh, Brad Foote leased the properties and the Company accounted for this agreement under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). As defined by FIN 46, BFG Cicero and BFG Pittsburgh were deemed variable interest entities as Brad Foote was considered the primary beneficiary. The Company accordingly consolidated the assets and liabilities of these entities, which primarily consisted of land, buildings and third party debt. BFG Cicero and BFG Pittsburgh were jointly and severally liable on the debt, although there were no recourse provisions or guarantees of the debt by Brad Foote or the Company. As of December 31, 2007, the interest rate on the debt was 6.25% and there was $65 of interest accrued. Additionally, the Company recognized pre-tax losses of $95 for the year ended December 31, 2007 as a result of consolidating BFG Cicero and BFG Pittsburgh.

        As of December 31, 2007, amounts due from shareholders totaling $282 were included within other current assets on our consolidated balance sheets. This amount represented payments made by the Company on behalf of four shareholders in connection with the March 2007 sale of stock by each of the shareholders. During the fourth quarter of 2008, the Company wrote off these amounts.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

19. RELATED PARTY TRANSACTIONS (Continued)

        During the year ended December 31, 2006, the Company's shareholders provided managerial services to the Company without charge. The Company determined the fair value of these services to be $243. These amounts were recorded as selling, general and administrative expense and contributed capital. No managerial services were provided without charge during the years ended December 31, 2008 or 2007.

        See Note 18 "Stockholders' Equity" for further discussion regarding transactions between the Company and related parties.

20. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plan

        The Company grants incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2007 Equity Incentive Plan (the "EIP"), which was approved by the Company's Board of Directors in October 2007 and by the Company's stockholders in June 2008. In August 2008, the Company's Board of Directors approved certain non-material amendments to the EIP that clarify the terms and conditions of restricted stock awards under the EIP and provide that the administrator of the EIP has the authority to effect future amendments to the EIP. The EIP reserves 3,500,000 shares of common stock for grants to officers, directors and other key employees. As of December 31, 2008, we have reserved 2,030,000 shares for the exercise of stock options outstanding, 135,000 shares for restricted stock awards, and 1,335,000 additional shares for future stock option awards under the EIP.

        Stock Options.    The exercise price of stock options granted under the EIP is equal to the closing price of our common stock on the date of grant. Through December 31, 2008, we have granted stock options that become exercisable ratably over a five-year service period beginning on the date of grant, and stock options expire ten years after the date of grant. If a plan participant's employment is terminated for any reason during the vesting period, he or she forfeits the right to unvested stock option awards.

        Restricted Stock.    The granting of restricted stock units is provided for under the EIP, and except as discussed below, such units that have been granted through December 31, 2008 vest ratably over a five-year service period on the anniversary of the grant date. The fair value of each grant is equal to the closing price of our common stock on the date of grant and is expensed ratably over the term of the restricted stock award. If a plan participant's employment is terminated for any reason during the vesting period, he or she forfeits the right to any unvested portion of the restricted stock units.

        During the fourth quarter of 2007, restricted stock units were granted to certain executives in connection with the Company's acquisition of EMS. Half of the restricted stock vested upon the closing of the Company's acquisition of EMS, which occurred on January 16, 2008. The remaining half of these restricted stock units vest one year from the closing date of the acquisition.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

20. SHARE-BASED COMPENSATION (Continued)

        Stock option activity during the years ended December 31, 2008 and 2007 under the EIP was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2006	—	—
Granted	950,000	$7.92
Exercised	—	—
Forfeited	—	—
Cancelled	—	—

Outstanding as of December 31, 2007	950,000	$7.92

Granted	1,165,000	$14.59
Exercised	—	—
Forfeited	(85,000)	$11.38
Cancelled	—	—

Outstanding as of December 31, 2008	2,030,000	$11.60	9.2 years	$79

Exercisable as of December 31, 2008	206,667	$7.92	8.8 years	$17

        The following table summarizes information with respect to all outstanding and exercisable stock options under the EIP as of December 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of options outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$4.60 - $5.51	55,000	$4.68	8.8 years	10,000	$4.60
$8.00 - $12.85	1,522,500	9.10	9.1 years	196,667	8.09
$17.21 - $18.20	297,500	18.03	9.5 years	—	—
$25.20 - $26.30	155,000	26.26	9.4 years	—	—

	2,030,000	$11.60	9.2 years	206,667	$7.92

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

20. SHARE-BASED COMPENSATION (Continued)

        The following table summarizes information with respect to outstanding restricted stock units as of December 31, 2008 and 2007:

	Number of Units	Weighted Average Grant-Date Fair Value Per Units
Outstanding as of December 31, 2006	—	—
Granted	15,000	$10.90
Forfeited	—	—

Outstanding as of December 31, 2007	15,000	$10.90

Granted	120,000	$10.70
Vested	(7,500)	$10.90
Forfeited	—	—

Outstanding as of December 31, 2008	127,500	$10.71

Share-Based Award Assumptions

        In accordance with the pronouncement provisions of SFAS 123R, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2008 and 2007, and assumptions used to value stock options, are as follows:

	For the Year Ended December 31,
	2008	2007
Dividend yield	—	—
Risk-free interest rate	3.1%	4.1%
Weighted average volatility	65.5%	60.0%
Expected life (in years)	6.5	5.0
Weighted average grant date fair value per share of options granted	$7.18	$4.34

        Dividend yield is zero as the Company currently does not pay a dividend.

        Risk-free rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the award.

        Volatility is estimated based on comparable volatility averages for the energy related sector at the time of grant. During the year ended December 31, 2008, we utilized a range of expected volatility

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

20. SHARE-BASED COMPENSATION (Continued)

assumptions for purposes of estimating the fair value of stock options awarded during the period. Such volatility assumptions ranged from 60% to 70%.

        The expected life of each stock option award granted during the year ended December 31, 2008 was derived using the "simplified method" for estimating the expected term of a "vanilla-option" in accordance with Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," as amended by SAB No. 110, "Share-Based Payment." The expected life of each stock option award granted during the year ended December 31, 2007 was estimated based on the service period of the stock option award.

        The fair value of each unit of restricted stock is equal to the fair market value of our common stock as of the date of grant.

        The following table summarizes share-based compensation expense included in our consolidated statements of operations for the years ended December 31, 2008 and 2007 as follows:

	For the Year Ended December 31,
	2008	2007
Share-based compensation expense:
Selling, general and administrative	$1,999	$142
Income tax benefit(1)	—	—

Net effect of share-based compensation expense on net loss	$1,999	$142

Reduction in earnings per share:
Basic and diluted earnings per share(2)	$0.02	$0.00

    (1)
    Income tax benefit is not illustrated because the Company is currently operating at a loss and actual income tax benefit may not be realized for the years ended December 31, 2008 and 2007. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the valuation allowance.

    (2)
    Diluted earnings per share for the years ended December 31, 2008 and 2007 does not include common stock equivalents due to its anti-dilutive nature as a result of the Company's net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

        As of December 31, 2008, we estimate that pre-tax compensation expense for all unvested share-based awards, including both stock options and restricted stock units, in the amount of approximately $12,375 will be recognized through the year 2013. We expect to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

21. SEGMENT REPORTING

        Per the pronouncement criteria in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), we have identified two reportable operating segments, consisting of Products and Services.

        Products includes the manufacturing of components for the wind and energy-related industries, including tower support structures, gearing systems, and mining and other heavy equipment.

        Services includes construction, operations, support, maintenance and component repairs for wind turbines, and specialized heavy-haul trucking services.

        As previously reported in our 2007 Annual Report filed on Form 10-KSB, the Company had two reportable segments: "Towers and Fabrication" and "Gearing Systems." In January 2008, we acquired EMS, which provides construction support, engineering and maintenance services, and in June 2008, we acquired Badger, which provides specialized heavy haul trucking services. As a result of these acquisitions, we revised our segments to properly categorize our current operating segments. Accordingly, all prior period segment information has been reclassified to conform to our new reportable operating segments for all periods presented.

        Our chief operating decision-maker evaluates segment performance based on revenues, gross profit, and operating income or loss. Adjustments to reconcile segment results to consolidated results are included under the caption "Corporate and Other", which primarily includes corporate administrative expenses and intercompany eliminations.

        Summary financial information by reportable segment is as follows:

	Revenues For the Years Ended			Operating Loss For the Years Ended
	2008	2007	2006	2008	2007	2006
Segments:
Products segment	$177,114	$29,804	$4,023	$(1,630)	$(3,217)	$(2,321)
Services segment	41,502	—	—	(2,602)	—	—
Corporate and other(1)	(1,295)	—	—	(17,511)	(318)	—

	$217,321	$29,804	$4,023	$(21,743)	$(3,535)	$(2,321)

	Gross Profit (Deficit) For the Years Ended			Depreciation and Amortization For the Years Ended
	2008	2007	2006	2008	2007	2006
Segments:
Products segment	$23,332	$3,939	$(799)	$17,049	$3,523	$328
Services segment	10,880	—	—	4,797	—	—
Corporate and other(1)	(842)	—	—	20	—	—

	$33,370	$3,939	$(799)	$21,866	$3,523	$328

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

21. SEGMENT REPORTING (Continued)

	Total Assets as of December 31,
	2008	2007
Segments:
Products segment	$308,044	$210,713
Services segment	65,795	—
Corporate and other(2)	5,909	(4,895)

	$379,748	$205,818

    (1)
    "Corporate and Other" includes corporate administrative expenses and intercompany eliminations. Corporate selling, general and administrative expenses includes corporate salaries and benefits, share-based compensation, and professional fees.

    (2)
    "Corporate and Other" includes assets of the corporate headquarters and intercompany eliminations.

        We generate revenues entirely from transactions completed in the United States and our long-lived assets are located in the United States. During the years ended December 31, 2008, 2007, and 2006, three or fewer customers accounted for 72%, 70% and 97%, respectively, of total net sales. In addition, as of December 31, 2008 and 2007, three or fewer customers comprised approximately 61% and 63%, respectively, of our total outstanding accounts receivable balances.

22. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plans

        In October 2007, the Company began sponsoring a defined contribution 401(k) retirement savings plan covering substantially all of its corporate employees and employees at its Brad Foote and Tower Tech subsidiaries. Under the terms of the plan, an eligible employee may elect to contribute a portion of their salary on a pre-tax basis, subject to federal statutory limitations. The plan allowed for a discretionary match in an amount up to 50% of each participant's first 4% of compensation contributed.

        As part of the acquisitions of RBA in October 2007, EMS in January 2008, and Badger in June 2008, the Company adopted the defined contribution 401(k) retirement savings plan provisions that were previously in effect at these respective companies. Under the RBA defined contribution 401(k) retirement savings plan, which covered substantially all of its employees, the plan allowed for the Company to provide a discretionary match of 100% of the participants' contributions up to 4% of the participants' compensation. Under the EMS defined contribution 401(k) retirement savings plan, which covered substantially all of its employees, the plan allowed for the Company to provide a discretionary match or profit sharing contribution each year. Under the Badger defined contribution 401(k) retirement savings plan, which covered substantially all of its employees, the plan required the Company to match 100% of the participants' contributions up to 3% of the participants' compensation and an additional 50% up to 5% of the participants' compensation.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

22. EMPLOYEE BENEFIT PLANS (Continued)

        For the years ended December 31, 2008 and 2007, we recorded expenses under these plans of approximately $368 and $74, respectively.

        Effective January 1, 2009, the Company replaced all of its defined contribution 401(k) retirement savings plans with one defined contribution 401(k) safe harbor plan covering substantially all of the Company's non-union employees. Under the new plan, an eligible employee may elect to contribute a portion of their salary on a pre-tax basis, subject to federal statutory limitations. The plan requires the Company to make basic matching contributions equal to 100% of the first 3% of the eligible participant's plan compensation contributed as elective deferral contributions and 50% of the next 2% of the eligible participant's plan compensation contributed as an elective deferral contribution. Under the plan, elective deferrals and basic company matching will be 100% vested at all times.

Deferred Compensation Plan

        The Company maintains a deferred compensation plan for certain key employees and nonemployee directors, whereby certain wages earned, compensation for services rendered, and discretionary company-matching contributions are deferred and deemed to be invested in the Company's common stock. Changes in the fair value of the plan liability are recorded as charges or credits to compensation expense. Compensation expense recorded during the years ended December 31, 2008, 2007, and 2006, were $170, $0 and $0, respectively. The fair value of the plan liability to the Company is included in accrued liabilities in our consolidated balance sheets. As of December 31, 2008 and 2007, the fair value of plan liability to the Company was $80 and $0, respectively.

        In addition to the employee benefit plans described above, the Company participates in certain customary employee benefits plans, including those which provide health and life insurance benefits to employees.

23. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

        The following table provides a summary of selected financial results of operations by quarter for the years ended December 31, 2008 and 2007 as follows:

2008	First	Second	Third	Fourth
Revenues	$35,164	$40,830	$63,688	$77,639
Gross profit	8,010	10,091	8,982	6,287
Operating loss	(1,939)	(1,642)	(6,060)	(12,102)
Net loss	(3,443)	(1,973)	(7,499)	(12,370)
Net loss per share:
Basic and Diluted	$(0.04)	$(0.02)	$(0.08)	$(0.14)

2007	First	Second	Third	Fourth
Revenues	$2,219	$2,643	$3,123	$21,819
Gross profit	697	1,116	1,284	842
Operating income (loss)	236	365	590	(4,726)
Net income (loss)	181	479	683	(4,705)
Net income (loss) per share:
Basic and Diluted	$0.00	$0.01	$0.01	$(0.07)

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

(in thousands, except share and per share data)

24. SUBSEQUENT EVENTS

        On March 13, 2009, Badger obtained a term loan from FNB (the "FNB Term Loan") in the amount of approximately $1,538. A portion of the proceeds from the FNB Term Loan was used to pay off the FNB Line and Badger's existing term loan with FNB referenced above, with the remainder available for working capital. The FNB Term Loan is secured by the inventory, accounts receivable and certain equipment of Badger. The FNB Term Loan bears interest at a rate of 6.75% per annum, matures on March 13, 2013, and is guaranteed by Broadwind.

        On March 13, 2009, ICB agreed to extend the maturity date of the ICB Line to March 13, 2010 (the "ICB Line Extension Agreement"). Pursuant to the ICB Line Extension Agreement, Tower Tech agreed to establish new financial covenants with respect to minimum debt service coverage ratio and minimum tangible net worth. Tower Tech also agreed to retain their primary deposit accounts with ICB and that no additional loans or leases be entered into by Tower Tech without the prior approval of ICB.

        On March 13, 2009, ICB agreed to extend the maturity date of the Line of Credit Note to March 13, 2010 (the "ICB Note Extension Agreement"). Pursuant to the ICB Note Extension Agreement, RBA agreed to establish new financial covenants with respect to minimum debt service coverage ratio and minimum tangible net worth. RBA also agreed to retain their primary deposit accounts with ICB and that no additional loans or leases be entered into by RBA without the prior approval of ICB.

        On March 13, 2009, Brad Foote entered into amended debt agreements with BOA as further described in Note 12 "Debt and Credit Agreement".

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Share Exchange Agreement by and among Blackfoot Enterprises, Inc. and the shareholders of Tower Tech Systems, Inc. and Tower Tech Systems, Inc. dated as of November 7, 2005 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 21, 2005)
2.2
Stock Purchase Agreement dated September 13, 2007 among the Company, RBA, Inc. and the stockholders of RBA, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 17, 2007)
2.3
Stock Purchase Agreement dated August 22, 2007 among the Company, Brad Foote Gear Works, Inc. and the shareholders of Brad Foote Gear Works, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed August 24, 2007)
2.4
Stock Purchase Agreement dated April 24, 2008 among Broadwind Energy, Inc., Badger Transport, Inc. and the shareholders of Badger Transport, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 30, 2008)
2.5
Membership Interest Purchase Agreement dated December 9, 2007 among the Company, Energy Maintenance Service, LLC, Joseph A. Kolbach and the members of Energy Maintenance Service, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 13, 2007)
2.6
Amendment No. 1 to the Membership Interest Purchase Agreement dated December 9, 2007 among the Company, Energy Maintenance Service, LLC, Joseph A. Kolbach and the members of Energy Maintenance Service, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 14, 2008)
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008)
3.2	Bylaws, as amended and restated through June 20, 2008 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008)
4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008)
10.1
Lease agreement dated January 1, 2005 between Tower Tech Systems, Inc. and City Centre, LLC (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005)
10.2
Amendment, dated December 1, 2007, to Lease agreement dated January 1, 2005 between Tower Tech Systems, Inc. and City Centre, LLC (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.3
Lease Agreement dated December 26, 2007 between Tower Tech and City Centre, LLC (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.4
Purchase Agreement Addendum effective February 11, 2008 between Brad Foote and BFG Cicero (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 21, 2008)

Exhibit Number	Description
10.5	Assignment and Assumption of Purchase Agreement effective February 11, 2008 between Brad Foote and the Cicero Avenue LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 21, 2008)
10.6	Purchase Agreement effective February 11, 2008 between Brad Foote and BFG Pittsburgh (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 21, 2008)
10.7
Assignment and Assumption of Purchase Agreement effective February 11, 2008 between Brad Foote and the Neville Road LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed February 21, 2008)
10.8
Securities Purchase Agreement dated March 1, 2007 among the Company, Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 5, 2007)
10.9
Securities Purchase Agreement dated August 22, 2007 among the Company, Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 24, 2007)
10.10
Amended and Restated Securities Purchase Agreement dated January 3, 2008 by and among the Company, Tontine Capital Partners, L.P., Tontine Partners, L.P., and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 4, 2008)
10.11
Securities Purchase Agreement dated April 22, 2008 between Broadwind Energy, Inc., Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd., and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 28, 2008)
10.12
Securities Purchase Agreement dated April 22, 2008 between Broadwind Energy, Inc. and Charles H. Beynon (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 28, 2008)
10.13
Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.14
Third Amendment, dated March 30, 1998, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.15
Fourth Amendment, dated December 1, 1998, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.16
Fifth Amendment, dated June 1, 1999, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)

Exhibit Number	Description
10.17	Ninth Amendment, dated April 30, 2002, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.18
Thirteenth Amendment, dated April 29, 2004, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.19
Seventeenth Amendment, dated February 1, 2006, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.20
Nineteenth Amendment, dated November 10, 2006, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.21
Twenty-Second Amendment, dated June 30, 2007, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.22
Twenty-Third Amendment, dated October 4, 2007, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.23
Twenty-Fourth Amendment, dated October 18, 2007, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.24
Twenty-Sixth Amendment, dated January 15, 2008, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.25
Twenty-Seventh Amendment, dated January 31, 2008, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed February 21, 2008)
10.26
Twenty-Eighth Amendment, dated April 11, 2008, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.27	Twenty-Ninth Amendment, dated June 30, 2008 to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association (filed herewith)

Exhibit Number	Description
10.28	Thirtieth Amendment, dated August 30, 2008, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2008)
10.29
Thirty-First Amendment, dated September 29, 2008, to Loan and Security Agreement dated January 17, 1997 between Brad Foote and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2008)
10.30
Thirty-Second Amendment, dated December 9, 2008, to Loan and Security Agreement dated January 17, 1997 between Brad Foote Gear Works, Inc. and Bank of America, N.A (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 10, 2008)
10.31
Omnibus Amendment Agreement, dated as of January 15, 2009, by and among Brad Foote Gear Works, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and Bank of America, N.A. (incorporated by reference to the Company's Current Report on Form 8-K filed January 22, 2009)
10.32
Pledge Agreement, dated as of January 15, 2009, by and between Broadwind Energy, Inc. and Bank of America, N.A. (incorporated by reference to the Company's Current Report on Form 8-K filed January 22, 2009)
10.33	Unconditional Guaranty, dated as of January 15, 2009, by Broadwind Energy, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed January 22, 2009)
10.34
Unconditional Guaranty, dated as of January 15, 2009, by 1309 South Cicero Avenue, LLC and 5100 Neville Road, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed January 22, 2009)
10.35
Mortgage, dated as of January 15, 2009, relating to 1309 S. Cicero Avenue, Cicero, Illinois, 60804, from 1309 South Cicero Avenue, LLC and Brad Foote Gear Works, Inc. to Bank of America, N.A. (incorporated by reference to the Company's Current Report on Form 8-K filed January 22, 2009)
10.36
Mortgage, dated as of January 15, 2009, relating to 1310 S. 47th Avenue, Cicero, Illinois, 60804, from Brad Foote Gear Works, Inc. to Bank of America, N.A. (incorporated by reference to the Company's Current Report on Form 8-K filed January 22, 2009)
10.37
Mortgage, dated as of January 15, 2009, relating to 5100 Neville Road, Pittsburgh, Pennsylvania, 15225, from 5100 Neville Road, LLC and Brad Foote Gear Works, Inc. to Bank of America, N.A. (incorporated by reference to the Company's Current Report on Form 8-K filed January 22, 2009)
10.38
Amended and Restated Renewal Revolving Note dated January 15, 2008, from Brad Foote to LaSalle Bank National Association (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.39
Note Extension Agreement between Brad Foote and LaSalle Bank National Bank dated August 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2008)

Exhibit Number	Description
10.40	Note Extension Agreement between Brad Foote and LaSalle Bank National Bank dated September 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2008)
10.41
Amended and Restated Renewal Revolving Note, dated December 9, 2008, between Brad Foote Gear Works, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 10, 2008)
10.42
Equipment Line Note dated June 30, 2007, from Brad Foote to LaSalle Bank National Association (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.43
Amended and Restated Equipment Line Note dated November 10, 2006, from Brad Foote to LaSalle Bank National Association (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.44
Note Modification Agreement, dated December 9, 2008, between Brad Foote Gear Works, Inc. and Bank of America, N.A., pertaining to Brad Foote's $11,000,000 non-revolving equipment line of credit loan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed December 10, 2008)
10.45
Note Modification Agreement, dated December 9, 2008, between Brad Foote Gear Works, Inc. and Bank of America, N.A., pertaining to Brad Foote's $9,000,000 non-revolving equipment line of credit loan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed December 10, 2008)
10.46
Consolidated Term Note dated February 1, 2006, from Brad Foote to LaSalle Bank National Association (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.47
Note Modification Agreement, dated December 9, 2008, between Brad Foote Gear Works, Inc. and Bank of America, N.A., pertaining to Brad Foote's consolidated term loan in the original principal sum of $7,899,332.98 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed December 10, 2008)
10.48
Note Modification Agreement, dated December 9, 2008, among 1309 South Cicero Avenue, L.L.C, 5100 Neville Road, L.L.C, and Bank of America, N.A., pertaining to Brad Foote's $2,075,000 term loan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed December 10, 2008)
10.49
Agreement Governing Extensions of Credit dated October 4, 2007 between Tower Tech and Investors Community Bank (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.50
Commercial Promissory Note dated October 4, 2007, from Tower Tech to Investors Community Bank (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.51
Commercial Loan Agreement dated October 4, 2007 between Tower Tech and Investors Community Bank (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.52
Commercial Security Agreement dated October 4, 2007 between Tower Tech and Investors Community Bank (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)

Exhibit Number	Description
10.53	Agreement Governing Extensions of Credit dated March 21, 2008 between Tower Tech and Investors Community Bank (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.54
Commercial Promissory Note dated March 21, 2008, from Tower Tech to Investors Community Bank (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.55
Commercial Loan Agreement dated March 21, 2008 between Tower Tech and Investors Community Bank (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.56	Guaranty dated October 22, 2008, by the Company to Investors Community Bank for RBA (filed herewith)
10.57	Guaranty dated October 22, 2008, by the Company to Investors Community Bank for Tower Tech (filed herewith)
10.58	Commercial Debt Modification Agreement dated as of October 22, 2008 between Tower Tech and Investors Community Bank (filed herewith)
10.59	Guaranty dated October 22, 2008, by RBA to Investors Community Bank for Tower Tech (filed herewith)
10.60	Guaranty dated October 22, 2008, by Tower Tech to Investors Community Bank for RBA (filed herewith)
10.61
Registration Rights Agreement dated March 1, 2007 among the Company, Tontine Capital Partners, L.P., and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 5, 2007)
10.62
Amendment to Registration Rights Agreement dated October 19, 2007, among the Company, Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed October 24, 2007)
10.63
Amendment No. 2 to Registration Rights Agreement among the Company, Tontine Capital Partners L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine 25 Overseas Master Fund, L.P., and Tontine Overseas Fund, Ltd. dated July 18, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 23, 2008)
10.64
Amendment No. 3 to Registration Rights Agreement among the Company, Tontine Capital Partners L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine 25 Overseas Master Fund, L.P., and Tontine Overseas Fund, Ltd. dated September 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 12, 2008)
10.65
Amendment No. 4, dated October 31, 2008, to Registration Rights Agreement dated March 1, 2007 and amended October 19, 2007, July 18, 2008 and September 12, 2008, among Broadwind Energy, Inc., Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 4, 2008)

Exhibit Number	Description
10.66	Waiver relating to Registration Rights Agreement, dated January 9, 2009, by Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 15, 2009)
10.67
Registration Rights Agreement dated October 19, 2007 among the Company, J. Cameron Drecoll, Pat Rosmonowski, Dennis Palmer and Noel Davis (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 24, 2007)
10.68
Registration Rights Agreement dated January 16, 2008 among the Company, EMS, Inc., Fagen, Inc., Joseph A. Kolbach and Daniel A. Yarano (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 23, 2008)
10.69
Registration Rights Agreement dated April 24, 2008 between Broadwind Energy, Inc. and Charles H. Beynon (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed April 28, 2008)
10.70
Registration Rights Agreement dated June 4, 2008 between Broadwind Energy, Inc. and the shareholders of Badger Transport, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 10, 2008)
10.71	Employment Agreement dated October 19, 2007 between the Company and J. Cameron Drecoll (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed October 24, 2007)
10.72
Amended and Restated Employment Agreement dated November 12, 2008 between the Company and Lars Moller (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed November 18, 2008)
10.73
Amended and Restated Employment Agreement dated November 12, 2008 between the Company and Matthew Gadow (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed November 18, 2008)
10.74	Employment Agreement dated as of June 30, 2008 between the Company and Robert Paxton (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 16, 2009)
10.75	Employment Agreement dated as of June 30, 2008 between the Company and J.D. Rubin (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 16, 2009)
10.76	Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 26, 2007)
10.77	2007 Equity Incentive Plan, as amended through August 8, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008)
10.78	Form of Executive Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed March 16, 2009)
10.79	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed March 16, 2009)
10.80	Form of Nonqualified Option Agreement (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed March 16, 2009)

Exhibit Number	Description
10.81	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed March 16, 2009)
10.82	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed March 16, 2009)
10.83	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed March 16, 2009)
10.84	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed March 16, 2009)
10.85	Broadwind Energy, Inc. Executive Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 16, 2009)
10.86	Second Omnibus Amendment Agreement dated as of March 13, 2009 by and among Brad Foote Gear Works, Inc. 1309 South Cicero Avenue LLC, 5100 Neville Road, LLC and Bank of America, N.A. (filed herewith)
10.87	Reaffirmation made by each of Broadwind Energy, Inc., 1309 South Cicero Avenue LLC and 5100 Neville Road, LLC, for the benefit of Bank of America, N.A. (filed herewith)
10.88	Agreement Governing Extensions of Credit dated March 13, 2009 between Tower Tech and Investors Community Bank (filed herewith)
10.89	Commercial Debt Modification Agreement dated March 13, 2009 between Tower Tech and Investors Community Bank (filed herewith)
10.90	Agreement Governing Extensions of Credit dated March 13, 2009 between RBA and Investors Community Bank (filed herewith)
10.91	Commercial Debt Modification Agreement dated March 13, 2009 between RBA and Investors Community Bank (filed herewith)
14.1	Code of Ethics and Business Conduct, as amended and restated through December 13, 2007 (incorporated by reference to Exhibit 14.1 to the Company's Current Report on Form 8-K filed December 19, 2007)
21.1	Subsidiaries of Broadwind Energy, Inc. (filed herewith)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer (filed herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer (filed herewith)