Form 10-Q
period 2009-03-31
BROADWIND ENERGY, INC.
filed 2009-05-11
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Number of shares of registrant’s common stock, par value $.001, outstanding as of May 6, 2009: 96,546,782

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.      FINANCIAL INFORMATION

Item 1.    Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31	December 31
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,333	$15,253
Restricted cash	500	500
Accounts receivable, net of allowance for doubtful accounts of $454 and $1,504 as of March 31, 2009 and December 31, 2008, respectively	25,821	36,709
Inventories, net	43,333	41,895
Prepaid expenses and other current assets	3,170	3,862
Total current assets	79,157	98,219
Property and equipment, net	147,197	144,707
Goodwill	30,954	30,954
Intangible assets, net	102,687	105,593
Other assets	274	275
TOTAL ASSETS	$360,269	$379,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$8,300	$3,340
Current maturities of long-term debt	8,799	9,711
Current portions of capital lease obligations	1,001	978
Accounts payable	35,379	40,225
Accrued liabilities	8,388	10,386
Customer deposits	17,940	21,102
Total current liabilities	79,807	85,742

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	18,651	25,792
Long-term capital lease obligations, net of current portions	3,838	3,521
Interest rate swap agreements	497	582
Deferred income tax liabilities	1,141	1,497
Other	511	458
Total long-term liabilities	24,638	31,850

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 150,000,000 shares authorized; 96,546,782 and 96,470,415 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	96	96
Additional paid-in capital	298,040	297,222
Accumulated deficit	(42,312)	(35,162)
Total stockholders’ equity	255,824	262,156
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$360,269	$379,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008

Revenues	$53,062	$35,164
Cost of sales	48,377	27,154
Gross margin	4,685	8,010

OPERATING EXPENSES:
Selling, general and administrative	8,916	7,370
Intangible amortization	2,906	2,579
Total operating expenses	11,822	9,949
Operating loss	(7,137)	(1,939)

OTHER INCOME (EXPENSE), net:
Interest income	11	120
Interest expense	(553)	(1,337)
Other, net	93	(99)
Total other expense, net	(449)	(1,316)

Net loss before (benefit) provision for income taxes	(7,586)	(3,255)
(BENEFIT) PROVISION FOR INCOME TAXES	(436)	188
NET LOSS	$(7,150)	$(3,443)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.07)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	96,492	79,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,150)	$(3,443)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	6,607	4,690
Unrealized (gain) loss on derivatives	(85)	230
Deferred income taxes	(356)	188
Stock-based compensation	536	282
Allowance for doubtful accounts	(1,050)	542
(Gain) loss on disposal of assets	(7)	417
Changes in operating assets and liabilities:
Accounts receivable	11,938	(2,624)
Inventories	(1,438)	(2,379)
Prepaid expenses and other current assets	693	637
Accounts payable	(4,846)	2,077
Accrued liabilities	(1,981)	(823)
Customer deposits	(3,162)	482
Net cash (used in) provided by operating activities	(301)	276

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	—	(18,534)
Purchases of property and equipment	(6,743)	(8,934)
Proceeds from disposals of property and equipment	24	—
Net cash used in investing activities	(6,719)	(27,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	—	17,225
Payments on lines of credit and notes payable	(1,404)	(315)
Proceeds from lines of credit and notes payable	4	5,942
Proceeds from long-term debt	1,538	6,478
Proceeds from sales-leaseback transactions	1,235	—
Payments on long-term debt	(3,230)	(70)
Principal payments on capital leases	(325)	(1,097)
Issuance of restricted stock grants	282	99
Net cash (used in) provided by financing activities	(1,900)	28,262

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,920)	1,070
CASH AND CASH EQUIVALENTS, beginning of period	15,253	5,782
CASH AND CASH EQUIVALENTS, end of period	$6,333	$6,852

Supplemental cash flow information:
Interest paid, net of capitalized interest	$676	$401
Income taxes paid	$506	$—
Non-cash investing and financing activities:
Common stock issued for acquisition of EMS	$—	$13,821
Non-cash purchase accounting allocation changes	$—	$2,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — DESCRIPTION OF COMPANY

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Broadwind,” and the “Company,” refer to Broadwind Energy, Inc., a Delaware incorporated company headquartered in Naperville, Illinois, and its wholly-owned subsidiaries.

We are a supplier of value-added products and services to the North American wind energy sector as well as other energy-related industries. We provide our customers, such as leading wind turbine manufacturers and developers, wind farm operators and service companies, with a broad range of component and service offerings. Since 2006, we have made significant investments in the growth of our business through significant capital expenditures and a series of acquisitions. In doing so, we have developed a broad, U.S.-based supply chain for wind energy development in North America. Our businesses are currently organized in two operating segments: Products and Services.

We have a limited history of operations and have incurred operating losses since inception. We anticipate that the Company’s current cash resources and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. In an effort to improve liquidity, the Company has amended several of its primary debt agreements during the first quarter of 2009, which have resulted in reducing debt obligations coming due during the current year. However, if sales and subsequent collections from several large customers, as well as revenues generated from new customer orders, are not materially consistent with management’s plans, we may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to us and we may not be able to obtain financing under our current primary debt agreements. If we are unable to obtain additional capital or if our current sources of financing are reduced or unavailable, we will likely be required to delay, reduce the scope of or eliminate our plans for expansion and growth and this could affect our overall operations. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require covenants that restrict us and certain of such covenants may materially restrict us.

Products

The Products segment reflects the operations of Brad Foote Gear Works, Inc. (“Brad Foote”), Tower Tech Systems Inc. (“Tower Tech”) and R.B.A. Inc. (“RBA”). The Products segment specializes in the manufacture and sale of products such as high precision gears for wind turbines, custom-engineered gearing systems for the mining, energy, and industrial sectors, structural wind towers, internal tower components, and large fabricated and machined components for the construction  and mining industries. Key technologies employed include grinding and finishing of gears and gear sets, steel plate processing, semi-automated heavy welding and custom corrosion protection of components. Our primary focus is on the wind energy industry; however, our Products segment also services mining, oil and gas construction, and other industrial energy applications.

Services

The Services segment was established upon our acquisition of Energy Maintenance Service, LLC (“EMS”) in January 2008 and expanded with our acquisition of Badger Transport, Inc. (“Badger”) in June 2008. This segment specializes in construction, operations, maintenance and component repair services for the wind energy industry as well as specialized heavy haul trucking services to installation sites. Services provided include construction and technical support in the erection of wind turbine generators, scheduled and unscheduled maintenance, fiberglass blade repair, retrofit solutions, technical training, and the transportation of oversize/overweight equipment and machinery.

NOTE 2 — BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The December 31, 2008 condensed consolidated balance sheets were derived from audited financial statements, but do not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation. During the three months ended March 31, 2009, the Company increased its reserve for scrap and obsolete materials by $930.

NOTE 3— INVENTORIES

Inventories are stated at the lower of cost or market value and primarily consist of raw material, work-in-process, and finished goods. Work-in-process consists of labor and overhead, processing costs and materials purchased for specific customer orders. Finished goods consist of components manufactured by the Company that will be used to produce final customer products.

The components of inventories as of March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31,	December 31,
	2009	2008

Raw materials	$19,977	$16,429
Restricted raw material (1)	9,490	9,936
Work-in-process	14,606	16,226
Finished goods	1,287	401
	45,360	42,992
Less: Reserve for excess and obsolete inventory	(2,027)	(1,097)
Net inventories	$43,333	$41,895

(1) In December 2008, Tower Tech entered into an agreement pursuant to which it agreed to convey to a customer ownership of certain raw materials (the “Bailment Materials”) that Tower Tech had acquired for use in constructing wind turbine towers for such customer, in exchange for the release of a down payment of $9,936 paid by the customer pursuant to the terms of a purchase order. In connection with the transaction, the customer caused the release/cancellation of a letter of credit securing the down-payment (the “L/C”) in order for the cash being held by the L/C issuer as security for the L/C to be released to Tower Tech. The customer also granted Tower Tech a security interest in a portion of the Bailment Materials in the event the purchase order is not fully performed by the customer for any reason other than the breach or default of Tower Tech. Tower Tech issued a new performance letter of credit in the amount of $500 as a guarantee of complete performance by Tower Tech of its obligations under the purchase order. The Bailment Materials continue to be held by Tower Tech as a bailment for the sole and exclusive benefit and use of the customer, and are intended to be used by Tower Tech for construction of the wind turbine towers for such customer under the purchase order. As a result of this transaction, $9,436 was released from restricted cash and made available for other operating purposes.

NOTE 4 — BUSINESS ACQUISITIONS

Energy Maintenance Service, LLC

On January 16, 2008, the Company acquired all of the outstanding membership interests in EMS, a South Dakota company engaged in construction support, engineering and maintenance services for the wind energy industry. The aggregate purchase price was $32,250, excluding $536 of transaction related costs. The purchase price consisted of $18,429 of cash and 1,629,834 unregistered shares of the Company’s common stock at a price per share of $8.48. The Company entered into a registration rights agreement with the former owners of EMS that provides the former owners with demand and piggyback registration rights. The cash portion of the purchase price was financed by a private placement of the Company’s common stock.

Badger Transport, Inc.

On June 4, 2008, the Company acquired all of the outstanding shares of Badger, a Wisconsin based provider of transportation services for oversized/overweight equipment and machinery, primarily to the wind energy industry, for an aggregate purchase price of $11,811, excluding $184 of transaction related costs. The purchase price consisted of $5,811 of cash and 581,959 unregistered shares of the Company’s common stock at a price per share of $10.31. The Company entered into a registration rights agreement with the former owner of Badger that provides the former owner with limited piggyback registration rights. The cash portion of the purchase price was financed with cash on hand.

Pro Forma Financial Information

The following table represents the consolidated financial information for the Company on a pro-forma basis, assuming the acquisitions of EMS and Badger had each occurred as of January 1, 2008. The historical financial information for EMS and Badger has been adjusted to give effect to pro-forma items that are directly attributable to the acquisitions and expected to have a continuing impact on the consolidated results. These items include adjustments to depreciation expense related to the fair value of machinery and equipment acquired and amortization expense related to intangible assets assigned as a result of these acquisitions.

The table sets forth unaudited financial information, and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the dates indicated or that may be achieved in the future.

	For the Three Months Ended March 31,
	2009	2008
	As reported	As reported	Pro-forma adjustments (Unaudited)		Pro-forma (Unaudited)

Revenues	$53,062	$35,164	$3,539	(1)	$38,703
Net loss	(7,150)	(3,443)	(1,022	)(2)	(4,465)
Loss per share
Basic and diluted	$(0.07)	$(0.04)		$(0.01)	$(0.05)

(1)      Represents revenue of EMS for the period of January 1, 2008 through January 15, 2008 and revenues of Badger for the period of January 1, 2008 through March 31, 2008.

(2)      Represents net loss of EMS for the period of January 1, 2008 through January 15, 2008 and net loss of Badger for the period of January 1, 2008 through March 31, 2008. Adjustments to net loss include depreciation expense adjustments related to the fair value of machinery and equipment acquired and amortization of assigned intangible assets.

NOTE 5 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names, customer relationships, and non-compete agreements as part of our acquisitions completed during 2007 and 2008. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 3 to 20 years. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company tests intangible assets for impairment only when events or circumstances indicate that the carrying value of these assets may not be recovered. During the three months ended March 31, 2009 and 2008, the Company did not record an impairment charge related to its intangible assets.

As of March 31, 2009 and December 31, 2008, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	March 31, 2009			December 31, 2008
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Customer relationships	$106,638	$(14,593)	$92,045	$106,638	$(11,939)	$94,699
Trade names	10,279	(713)	9,566	10,279	(585)	9,694
Noncompete agreements	1,490	(414)	1,076	1,490	(290)	1,200

Intangible assets	$118,407	$(15,720)	$102,687	$118,407	$(12,814)	$105,593

Amortization expense on customer relationships, trade names and non-compete agreements, which are being amortized ratably over the estimated life of the related intangible assets, was $2,906 and $2,579 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 6 — ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008

Accrued operating expenditures	$733	$1,110
Accrued payroll and benefits	3,697	3,631
Accrued capital expenditures	861	2,204
Accrued warranty	1,197	890
Accrued professional fees	678	514
Accrued other	1,222	2,037
Total accrued liabilities	$8,388	$10,386

NOTE 7 — DEBT AND CREDIT AGREEMENTS

                The Company’s outstanding debt balances as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008

Lines of credit	$6,212	$10,831
Term loans and notes payable	29,538	28,012
	35,750	38,843
Less - Current portion	(17,099)	(13,051)
Long-term debt, net of current maturities	$18,651	$25,792

Credit Facilities

Brad Foote

Prior to our acquisition of Brad Foote in October 2007, Brad Foote had obtained from Bank of America, formerly known as LaSalle Bank National Association (“BOA”), pursuant to a Loan and Security Agreement dated as of January 17, 1997 (as previously amended and/or restated, the “Loan Agreement”): (i) a $10,000 revolving line of credit loan (the “Revolving Loan”); (ii) a consolidated term loan in the original principal sum of approximately $7,900 (the “Term Loan”); (iii) an $11,000 non-revolving equipment line of credit loan (the “Equipment Loan”); and (iv) a $9,000 non-revolving equipment line of credit loan with a term conversion feature (the “Equipment Loan No. 2”). The promissory notes evidencing the Revolving Loan, the Term Loan, the Equipment Loan and the Equipment Loan No. 2 are referred to collectively below as the “BOA Notes.” As described more fully below, 1309 South Cicero Avenue, LLC, a Delaware limited liability company (“1309”) and 5100 Neville Road, LLC, a Delaware limited liability company (“5100”), each a wholly-owned subsidiary of Brad Foote, subsequently executed a Term Note with BOA in the amount of $2,075 dated January 31, 2008 (as previously amended and/or restated, the “Subsidiary Note”).

On January 16, 2009, Brad Foote, 1309 and 5100 entered into an Omnibus Amendment Agreement dated January 15, 2009 (the “Omnibus Amendment”) with BOA, amending the Loan Agreement.  Among other things, the Omnibus Amendment provided that (i) BOA waive Brad Foote’s violation of certain Loan Agreement covenants for the period from December 31, 2008 up to but not including January 20, 2009, (ii) the maximum amount that Brad Foote was able to borrow under the note evidencing the Revolving Loan was reduced to $4,000, (iii) the termination date of the Loan Agreement be extended to March 15, 2009 (or such earlier time upon which the note evidencing the Revolving Loan becomes due and payable), (iv) for interest periods beginning after January 20, 2009, the interest rate payable under the BOA Notes and for the Subsidiary Note be equal to the greater of (A) the rate per annum equal to the British Bankers Association LIBOR Rate plus five percent (5%) and (B) six percent (6%) (the “Current Interest Rate”), (v) Brad Foote’s financial covenants and events of default be amended and restated and (vi) Brad Foote pay BOA an amendment and waiver fee in the amount of $25, as well as all reasonable fees and expenses of BOA incurred in connection with the drafting, negotiation, execution, delivery and effectiveness of the Omnibus Amendment.

In connection with the Omnibus Amendment, Brad Foote, 1309, 5100, the Company and BOA entered into additional agreements on January 16, 2009, including (i) a Pledge Agreement pursuant to which the Company granted BOA a first priority security interest in all shares of stock of Brad Foote and all indebtedness to the Company and any promissory notes and/or instruments representing such indebtedness, (ii) an Unconditional Guaranty executed by the Company in favor of BOA, whereby the Company guaranteed the payment of Brad Foote’s indebtedness under the Loan Agreement and certain other loan documents, certain agreements designed to protect 1309 and 5100 against fluctuations in interest rates, currency exchange rates or commodity prices and any treasury management services provided to 1309 and/or 5100 by BOA or any affiliate of BOA, (iii) an Unconditional Guaranty executed by each of 1309 and 5100 in favor of BOA, whereby each of 1309 and 5100 guaranteed the payment of Brad Foote’s indebtedness under the Loan Agreement and (iv) mortgages from 1309, 5100 and Brad Foote to BOA, each of (i) through (iv) above dated as of January 15, 2009.

On March 13, 2009, Brad Foote, 1309 and 5100 entered into a Second Omnibus Amendment Agreement (the “Second Omnibus Amendment”) with BOA, further amending the Loan Agreement, and, in connection therewith, the Company, 1309 and 5100 entered into a Reaffirmation. Among other things, the Second Omnibus Amendment further amended and restated certain financial covenants under the Loan Agreement and set forth certain additional covenants, including a minimum monthly cumulative EBITDA covenant for Brad Foote. The Second Omnibus Amendment also provided that (i) BOA waive Brad Foote’s violation of the minimum EBITDA covenant for the period ending December 31, 2008, (ii) Brad Foote pay $1,500 of the amount outstanding on the Revolving Loan ($500 of which was paid by the Company on behalf of Brad Foote) and that the maturity date of the Revolving Loan be extended to January 15, 2011, (iii) the Revolving Loan be amortized pursuant to monthly payments, (iv) BOA’s revolving credit commitment under the Loan Agreement be terminated, resulting in BOA having no obligation to make revolving loans to Brad Foote under the Loan Agreement, (v) the maturity dates of the promissory notes evidencing the Equipment Loan and Equipment Loan No. 2, and the Subsidiary Note, be shortened to December 31, 2011 and (vi) Brad Foote pay BOA an extension fee on a monthly basis through the end of 2009.

The Loan Agreement states that the Revolving Loan, Term Loan, Equipment Loan and Equipment Loan No. 2 are secured by all of the assets of Brad Foote and that Brad Foote must maintain insurance on the collateral. The Loan Agreement requires Brad Foote to comply with standard covenants, including financial covenants relating to ratios of cash flow coverage and senior debt to EBITDA, to provide monthly financial reporting and to submit our annual audited financial statements to BOA at the close of each fiscal year. Each of the Revolving Loan, Term Loan, Equipment Loan and Equipment Loan No. 2 become immediately due and payable upon breach of any covenants or representations made by Brad Foote in the Loan Agreement and upon other customary events of default. In addition to the covenants described in the preceding paragraph, covenants contained in the Loan Agreement include restrictions on Brad Foote’s ability to make distributions or dividends, incur indebtedness or make subordinated debt payments, as well as limitations on Brad Foote’s ability to make capital expenditures, any of which could ultimately affect our ability to undertake additional debt or equity financing.

On May 8, 2009, Brad Foote entered into a Thirty-Fifth Amendment and Waiver to Loan and Security Agreement dated as of May 8, 2009 (the “Thirty-Fifth Amendment”) with BOA, further amending the Loan Agreement.  Among other things, the Thirty-Fifth Amendment provided that BOA waive Brad Foote’s violation of (i) the financial covenants set forth in Sections 14.1(d) and (e) of the Loan Agreement (the senior debt to EBITDA ratio and cash flow coverage ratio covenants) solely for the fiscal quarter ended March 31, 2009, but only to the extent that such violations would not cause any Default or Event of Default under the Loan Agreement as amended by the Thirty-Fifth Amendment; (ii) the financial covenant set forth in Section 14.1(f) of the Loan Agreement (the minimum EBITDA ratio covenant) solely for each of the calendar months of January 2009 and February 2009; (iii) the financial covenant set forth in Section 14.1(f) of the Loan Agreement (the minimum EBITDA ratio covenant) solely for each of the calendar months of March 2009 and April 2009, but only to the extent that such violations would not cause any Default or Event of Default under the Loan Agreement as amended by the Thirty-Fifth Amendment; and (iv) certain covenants relating to the delivery of Brad Foote’s financial information to BOA.

                In addition, the Thirty-Fifth Amendment provided that certain of Brad Foote’s financial covenants be amended and restated, including requirements with respect to maintenance of ratios of (i) senior debt to EBITDA, (ii) cash flow coverage and (iii) minimum EBITDA.  In connection with the Thirty-Fifth Amendment, Brad Foote agreed to pay BOA a $25 amendment and waiver fee, as well as all reasonable fees and expenses of BOA incurred in connection with the drafting, negotiation, execution, delivery and effectiveness of the Thirty-Fifth Amendment.  Also, 1309, 5100 and the Company entered into a Reaffirmation dated as of May 8, 2009, reaffirming that each of the Loan Documents (as defined in the Loan Agreement) to which they are a party remains in full force and effect and is ratified and confirmed.

Tower Tech

On March 13, 2009, Tower Tech and Investors Community Bank (“ICB”) extended the maturity date of the ICB secured line of credit to March 13, 2010 (the “ICB Line Extension Agreement”). Pursuant to the ICB Line Extension Agreement, Tower Tech established new financial covenants with respect to minimum debt service coverage ratio and minimum tangible net worth. Tower Tech also agreed to maintain its primary deposit accounts with ICB and that no additional loans or leases shall be entered into by Tower Tech without the prior approval of ICB. As of March 31, 2009, Tower Tech had $988 available for additional borrowing under the line of credit and was in compliance with all of its financial covenants with ICB.

Badger

                On March 13, 2009, Badger obtained a term loan (the ‘‘FNB Term Loan’’) from First National Bank (“FNB”) in the amount of approximately $1,538.  A portion of the proceeds from the FNB Term Loan was used to pay off Badger’s existing term loan and revolving line of credit with FNB, with the remainder available for working capital. The FNB Term Loan is secured by the inventory, accounts receivable and certain equipment of Badger. The FNB Term Loan bears interest at a rate of 6.75% per annum, matures on March 13, 2013, and is guaranteed by Broadwind.

RBA

On March 13, 2009, RBA and ICB extended the maturity date of the April 7, 2008 line of credit note in the maximum principal amount of $1,732 to March 13, 2010 (the “ICB Note Extension Agreement”). Pursuant to the ICB Note Extension Agreement, RBA established new financial covenants with respect to minimum debt service coverage ratio and minimum tangible net worth (these covenants were subsequently modified by the parties on April 22, 2009, effective as of March 31, 2009).  RBA also agreed to maintain its primary deposit accounts with ICB and that no additional loans or leases shall be entered into by RBA without the prior approval of ICB. As of March 31, 2009, RBA had $32 available for additional borrowing under the line of credit note and was in compliance with all of its financial covenants with ICB.

NOTE 8 — INTEREST RATE SWAP AGREEMENTS

     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the previous disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to provide more qualitative and quantitative information on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the provisions of SFAS 161 on January 1, 2009 on a prospective basis. The adoption had no impact on our condensed consolidated financial statements or results of operations for the three months ended March 31, 2009 except for the additional disclosure requirements as required by the pronouncement.

As part of our acquisition of Brad Foote in October 2007, the Company assumed two interest rate swap agreements. These swap agreements are intended to minimize the impact of interest rate fluctuations on certain debt instruments. Interest rate swap agreements involve exchanges of fixed or floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. In accordance with the provisions of SFAS 133, all derivatives are measured at fair value and recognized as either assets or liabilities on the Company’s balance sheet. The accounting for changes in the fair value of a derivative is dependent upon the use of the derivative and its resulting designation. Unless specific hedge accounting criteria are met, changes in the fair value of the derivative must be recognized currently in earnings. The Company’s interest rate swaps do not qualify for hedge accounting under SFAS 133, and therefore, the Company is required to recognize the swap agreements at their fair market value and record the fluctuations in the fair value of the swap agreements in current earnings. During the three months ended March 31, 2009, the Company reported an unrealized gain of approximately $85 related to these fluctuations compared to an unrealized loss of approximately $230 for the three months ended March 31, 2008. The fair market value of the interest rate swaps of $497 and $582 is recorded as a long-term liability in our condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively.

The following table presents the fair values of derivative instruments included on our condensed consolidated balance sheets as of March 31, 2009:

	Liability Derivatives
	Balance Sheet Location		Fair Value
Derivatives not designated as hedging instruments under SFAS 133
Interest rate contracts	Long-term liabilities	(1)	$497
Total derivatives not designated as hedging instruments under SFAS 133			$497

(1)   The Company’s interest rate contracts are classified on a separate line item titled “Interest rate swap agreements” in the long-term liabilities section on our condensed consolidated balance sheets.

The following table presents the pretax amounts affecting our condensed consolidated statements of operations for the three months ended March 31, 2009:

Derivatives Not
Designated as Hedging	Location of Gain or (Loss)	Amount of Gain or (Loss)
Instruments under	Recognized in Income on	Recognized in Income on
SFAS 133	Derivative	Derivative
Interest rate contracts	Other income (expense)	$85

Total		$85

NOTE 9 — FAIR VALUE MEASUREMENTS

The Company implemented SFAS No. 157, Fair Value Measurements (“SFAS 157”), related to its financial assets and liabilities, which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have an impact on the measurement of the Company’s financial assets and liabilities, but did result in additional disclosures as required by the pronouncement.

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

Level 3—Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

     In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which delayed the effective date by which companies must adopt certain provisions of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. On January 1, 2009, the Company adopted the provisions of SFAS 157 as it relates to the disclosure requirements for all nonfinancial assets and nonfinancial liabilities. The adoption had no impact on our condensed consolidated financial statements or results of operations for the three months ended March 31, 2009.

The following table represents the fair values of the Company’s financial liabilities as of March 31, 2009:

	Level I	Level II	Level III	Total
Liabilities:
Interest rate swaps	$—	$497	$—	$497
Fixed interest rate debt obligations	—	7,702	—	7,702
Total liabilities at fair value	$—	$8,199	$—	$8,199

NOTE 10 — INCOME TAXES

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

                The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31,

2009, the Company had accrued interest or penalties related to uncertain tax positions totaling $53.

                The Company files income tax returns in U.S. federal and state jurisdictions. As of March 31, 2009, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carry forwards. No changes in settled tax years have occurred through March 31, 2009. The Company does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next 12 months.

	For the Three Months Ended March 31,
	2009	2008

Net loss before (benefit) provision for income taxes	$(7,586)	$(3,255)
(Benefit) provision for income taxes	(436)	188
Net loss	$(7,150)	$(3,443)

                Effective tax rates differ from federal statutory income tax rates primarily due to changes in valuation allowance, permanent differences and provisions for state and local income taxes. As of March 31, 2009, the Company had a net deferred tax liability of $1,141 primarily related to temporary differences in indefinite-lived assets. These indefinite-lived assets consist of tax deductible goodwill from recent business acquisitions. During the three months ended March 31, 2009, the Company recorded a benefit for income taxes of $436 compared to a provision for income taxes of $188 for the three months ended March 31, 2008. The decrease in income taxes was primarily attributable to a decrease in state income taxes and deferred state tax liabilities resulting from a favorable change in the state of Wisconsin’s method of calculating state income taxes on a prospective basis.

NOTE 11 — SHARE-BASED COMPENSATION

The Company grants incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2007 Equity Incentive Plan (the “EIP”), which was approved by the Company’s Board of Directors in October 2007 and by the Company’s stockholders in June 2008. The EIP was subsequently amended in August 2008 by the Company’s Board of Directors to include certain non-material amendments to clarify the terms and conditions of restricted stock awards and to provide that the administrator of the EIP has the authority to effect future amendments to the EIP. The EIP reserves 3,500,000 shares of common stock for grants to officers, directors and other key employees. As of March 31, 2009, the Company had reserved 1,900,333 shares for the exercise of stock options outstanding, 132,042 shares for restricted stock awards outstanding and 1,383,758 additional shares for future stock awards under the EIP. As of March 31, 2009, 83,867 shares of common stock reserved for restricted share awards under the EIP have vested and been issued in the form of common stock.

Stock Options.  The exercise price of stock options granted under the EIP is equal to the closing price of our common stock on the date of grant. Stock options generally become exercisable on the anniversary of the grant date, with vesting terms that may range from one to five years from the date of grant. Additionally, stock options expire ten years after the date of grant. If a plan participant’s employment is terminated for any reason during the vesting period, he or she forfeits the right to unvested stock option awards.

Stock option activity during the three months ended March 31, 2009 was as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2008	2,030,000	$11.60
Granted	20,000	3.10
Exercised	—	—
Forfeited	(149,667)	15.37
Cancelled.	—	—
Outstanding as of March 31, 2009	1,900,333	$11.21

Exercisable as of March 31, 2009	243,266	$8.39

Restricted Stock.  The granting of restricted stock units is provided for under the EIP.  Restricted stock units vest on the anniversary date of the grant date, with vesting terms that may range from immediate vesting to five years from the date of grant. The fair value of each unit granted is equal to the closing price of our common stock on the date of grant and is expensed ratably over the vesting term of the restricted stock award. If a plan participant’s employment is terminated for any reason during the vesting period, he or she forfeits the right to any unvested portion of the restricted stock units.

In March 2009, the Company granted to certain employees 68,867 of restricted stock units with a grant date fair value of $3.10 per share. The restricted stock units awarded under these agreements fully vested on the date of grant and entitled the participant to receive one share of the Company’s common stock for each restricted stock unit awarded.

Restricted stock activity during the three months ended March 31, 2009 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2008	127,500	$10.71
Granted	80,909	$3.18
Vested	(76,367)	$3.31
Forfeited	—	$0.00
Outstanding as of March 31, 2009	132,042	$10.06

In accordance with the pronouncement provisions of SFAS No. 123R (revised), Share-Based Payment (“SFAS 123R”), the fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the three months ended March 31, 2009 and 2008, and assumptions used to value stock options, are as follows:

	For the Three Months Ended March 31,
	2009	2008
Dividend yield	—	—
Risk-free interest rate	2.0%	3.1%
Weighted average volatility	85.0%	60.0%
Expected life (in years)	6.5	6.5
Weighted average grant date fair value per share of options granted	$2.29	$6.26

Dividend yield is zero as the Company currently does not pay a dividend.

Risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the award.

Volatility is estimated based on comparable volatility averages for the energy related sector at the time of grant.

The expected life of each stock option award granted during the three months ended March 31, 2009 was derived using the “simplified method” for estimating the expected term of a “vanilla-option” in accordance with Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, as amended by SAB No. 110, Share-Based Payment. The expected life of each stock option award granted during the three months ended March 31, 2008 was estimated based on the service period of the stock option award.

The fair value of each unit of restricted stock is equal to the fair market value of our common stock as of the date of grant.

The following table summarizes share-based compensation expense included in our condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009	2008
Share-based compensation expense:
Selling, general and administrative	$818	$381
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$818	$381

Reduction in earnings per share:
Basic and diluted earnings per share (2)	$0.01	$0.00

(1)

Income tax benefit is not illustrated because the Company is currently operating at a loss and an actual income tax benefit may not be realized for the three months ended March 31, 2009 and 2008, respectively. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is reserved for in the valuation allowance.

(2)

Diluted earnings per share for the three months ended March 31, 2009 and 2008 does not include common stock equivalents due to its anti-dilutive nature as a result of the Company’s net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

As of March 31, 2009, we estimate that pre-tax compensation expense for all unvested share-based awards, including both stock options and restricted stock units, in the amount of approximately $10,663, will be recognized through the year 2014. We expect to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.   FSP 107-1 and APB 28-1 amend Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FSP 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if an entity elects to early adopt Financial Accounting Standards (“FAS”) FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The adoption of this pronouncement is not anticipated to have a material impact on the Company’s financial position or results of operations.

NOTE 13 — SEGMENT REPORTING

During the second quarter of 2008, management changed the Company’s reportable segments to reflect changes in the management reporting structure of the organization and the manner in which our chief operating decision maker assesses information for decision-making purposes, including the allocation of resources. The revised reporting structure includes two reportable segments: “Products” (formerly “Products and Components”) and “Services” (formerly “Service, Transportation and Maintenance”). Accordingly, all prior period segment information has been reclassified to properly reflect our new reportable segments.

The Company’s segments and their product and service offerings are summarized below:

Products

The Products segment reflects the operations of Brad Foote, Tower Tech and RBA. The Products segment specializes in the manufacture and sale of products such as high precision gears for wind turbines, custom-engineered gearing systems for the mining, energy, and industrial sectors, structural wind towers, internal tower components, and large fabricated and machined components for the construction and mining industries. Key technologies employed include grinding and finishing of gears and gear sets, steel plate processing, semi-automated heavy welding and custom corrosion protection of components. Our primary focus is on the wind energy industry; however, our Products segment also services mining, oil and gas construction, and other industrial energy applications.

Services

The Services segment was established upon our acquisition of EMS in January 2008 and expanded with our acquisition of Badger in June 2008. This segment specializes in construction, operations, maintenance and component repair services for the wind energy industry as well as specialized heavy haul trucking services to installation sites. Services provided include construction and technical support in the erection of wind turbine generators, scheduled and unscheduled maintenance, fiberglass blade repair, retrofit solutions, technical training, and the transportation of oversize/overweight equipment and machinery.

Corporate and Other

The Company applies the provisions of Emerging Issues Task Force Issue No. 04-10 (“EITF 04-10”) for segment reporting. Under the provisions of EITF 04-10, any operating segments that do not individually meet the aggregation criteria or quantitative thresholds described in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) may be combined with other operating segments that do not individually meet the aggregation criteria or quantitative thresholds to form a separate reportable segment. The Company has combined all operating segments that do not individually meet the aggregation criteria established in SFAS 131 to form the “Corporate and Other” segment for segment reporting. The “Corporate and Other” segment is comprised of adjustments to reconcile segment results to consolidated results, which primarily includes corporate administrative expenses and intercompany eliminations.

Below is a summary of segment operations as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008. Segment information related to the three months ended March 31, 2008 has been reclassified to conform to our current segment presentation.

	Revenues		Operating Profit (Loss)
	For the Three Months		For the Three Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Segments:
Products segment	$43,134	$30,248	$(3,830)	$737
Services segment	10,229	4,916	(927)	(371)
Corporate and Other (1)	(301)	—	(2,380)	(2,305)
	$53,062	$35,164	$(7,137)	$(1,939)

	Total Assets as of
	March 31,	December 31,
	2009	2008
Segments:
Products segment	$294,932	$308,044
Services segment	63,672	65,795
Corporate and Other (2)	1,665	5,909
	$360,269	$379,748

(1)

“Corporate and Other” includes corporate selling, general and administrative expenses and intercompany eliminations. Corporate selling, general and administrative expenses includes corporate salaries and benefits, share-based compensation, and professional fees.

(2)	“Corporate and Other” includes assets of the corporate headquarters and intercompany eliminations.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Customer disputes

During 2008, the Company was involved in a pricing dispute with a customer, which included accumulated unpaid accounts receivable balances totaling approximately $2,249. The Company and the customer have reached a tentative resolution on this matter, which resulted in a write-off of these accounts receivable balances in the amount of $2,249 during the fourth quarter of 2008.

Purchase commitments

Tower Tech has issued building and equipment purchase commitments associated with the construction of a new wind tower manufacturing facility located in Brandon, South Dakota totaling approximately $3,600 as of March 31, 2009. These purchase commitments are scheduled to be completed in 2009.

During 2007, Brad Foote entered into a purchase contract for equipment with a foreign vendor. During the year ended December 31, 2007, Brad Foote recorded a net foreign currency loss of $15 due to the decline in the value of the U.S. dollar relative to the Euro. The commitment was converted from Euros to U.S. dollars during the quarter ended September 30, 2008, and no further foreign currency exposure exists with regard to this commitment. On December 31, 2008, the purchase agreement was amended to cancel certain previously agreed upon purchase commitments. As part of this amended purchase agreement, the Company agreed to equipment purchases totaling $3,674, of which $978 was paid as a down payment and the remaining $2,784 in principal plus accrued interest at 6% per annum is to be paid in twelve equal monthly installments through December 2009. The Company has accounted for this purchase agreement as a promissory note and the outstanding balance of $2,088 and $2,784 is included in lines of credit and notes payable in the current liabilities section of our condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008.

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

As previously disclosed, in September 2007, Tower Tech received a notice of violation from the Wisconsin Department of Natural Resources (“WDNR”) stating that Tower Tech was in violation of several provisions of the state’s air pollution laws and regulations in connection with the construction and operation of two new paint booths at its Manitowoc, Wisconsin facility. Tower Tech continues to negotiate with the WDNR, and currently the WDNR is seeking only monetary penalties and no other relief.

Other

Approximately 30% of our employees are covered by two collective bargaining agreements with local unions. These agreements are scheduled to expire in October 2009 and February 2010.

NOTE 15 — EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”). SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Basic earnings per share calculation:

Net loss to common stockholders	$(7,150)	$(3,443)

Weighted average number of common shares outstanding	96,491,885	79,324,781
Basic net loss per share	$(0.07)	$(0.04)

Diluted earnings per share calculation:

Net loss to common stockholders	$(7,150)	$(3,443)

Weighted average number of common shares outstanding	96,491,885	79,324,781
Common stock equivalents:
Stock options and restricted stock units (1)	—	—
Convertible promissory note (2)	—	—
Weighted average number of common shares outstanding	96,491,885	79,324,781
Diluted net loss per share	$(0.07)	$(0.04)

(1) Stock options and restricted stock units granted and outstanding of 2,032,375 and 1,248,000 as of March 31, 2009 and 2008, respectively, are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company’s net loss for these respective periods.

(2) Common stock equivalents of 3,333,332 with respect to the conversion feature of the senior subordinated convertible promissory note outstanding as of March 31, 2008, were excluded from the computation of diluted earnings per share due to the anti-dilutive effect resulting from the Company’s net loss for the three months ended March 31, 2008.

NOTE 16 — SUBSEQUENT EVENTS

Sales leaseback agreements

Tower Tech entered into a sale-leaseback agreement with Varilease Finance, Inc. (“Varilease”) effective April 9, 2009, pursuant to which Varilease agreed to provide equipment financing in the amount of up to $3,000 (the “Varilease Financing”).  Proceeds from the Varilease Financing will be used for working capital and other general corporate operating requirements. The initial term of the Varilease Financing is 36 months and the effective interest rate is 9.2% per annum.  Tower Tech’s obligations with respect to the Varilease Financing are guaranteed by Broadwind.  As of May 8, 2009, Tower Tech had received proceeds of $1,700 pursuant to the Varilease Financing.

Tower Tech construction financing

On April 28, 2009, Tower Tech obtained construction financing from Great Western Bank (“GWB”) in the amount of up to $10,000 (the “GWB Loan”).  Proceeds from the GWB Loan will be used to complete construction of Tower Tech’s wind tower manufacturing facility in Brandon, South Dakota.  On April 29, 2009, Tower Tech had received proceeds of approximately $3,700 under the GWB Loan.  The GWB Loan is guaranteed by Broadwind and is secured by a first mortgage on the subject real estate, collateral assignment of a $2,000 deposit account, and certain other collateral.  Draws on the GWB Loan bear interest at a per annum rate 7.5%. The GWB Loan matures on January 5, 2010.  Tower Tech may elect to convert up to $6,500 of the outstanding balance of the GWB Loan to a term loan, having a term of not less than 78 months and bearing interest at a rate not to exceed 8.5% per annum, by providing written notice to GWB of such election prior to January 5, 2010. Tower Tech would be required to pay a 1.0% conversion fee upon the conversion, and GWB’s security interest in the $2,000 deposit account would be released in such event.

Brad Foote loan agreement amendment and waiver

On May 8, 2009, Brad Foote entered into the Thirty-Fifth Amendment with BOA, amending the Loan Agreement.  Among other things, the Thirty-Fifth Amendment provided that BOA waive Brad Foote’s violation of (i) the financial covenants set forth in Sections 14.1(d) and (e) of the Loan Agreement (the senior debt to EBITDA ratio and cash flow coverage ratio covenants) solely for the fiscal quarter ended March 31, 2009, but only to the extent that such violations would not cause any Default or Event of Default under the Loan Agreement as amended by the Thirty-Fifth Amendment; (ii) the financial covenant set forth in Section 14.1(f) of the Loan Agreement (the minimum EBITDA ratio covenant) solely for each of the calendar months of January 2009 and February 2009; (iii) the financial covenant set forth in Section 14.1(f) of the Loan Agreement (the minimum EBITDA ratio covenant) solely for each of the calendar months of March 2009 and April 2009, but only to the extent that such violations would not cause any Default or Event of Default under the Loan Agreement as amended by the Thirty-Fifth Amendment; and (iv) certain covenants relating to the delivery of Brad Foote’s financial information to BOA.

In addition, the Thirty-Fifth Amendment provided that certain of Brad Foote’s financial covenants be amended and restated, including requirements with respect to maintenance of ratios of (i) senior debt to EBITDA, (ii) cash flow coverage and (iii) minimum EBITDA.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1, “Financial Statements” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 2 for further discussion.  Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties.

(Dollars are presented in thousands unless otherwise stated)

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto appearing elsewhere herein. This section is organized as follows:

•                  Our Business — an overview of our business, a discussion of current business and industry opportunities, challenges, and risks, and a discussion of significant developments affecting our business.

•                  Results of Operations — an analysis and comparison of our condensed consolidated results of operations for the three months ended March 31, 2009 and 2008, as reflected in our condensed consolidated statements of operations.

•                  Summary of Critical Accounting Policies and Estimates — a discussion of accounting policies and estimates that we believe require management’s most subjective or complex judgments.

•                  Liquidity, Financial Position and Capital Resources — a discussion of our primary sources and uses of cash for the three months ended March 31, 2009 and 2008, a discussion of selected changes in our financial position, and any changes to our future contractual obligations.

OUR BUSINESS

Overview

We are a supplier of value-added products and services to the North American wind energy sector as well as other energy-related industries. We provide our customers, such as leading wind turbine manufacturers and developers, wind farm operators and service companies, with a broad range of component and service offerings. Since 2006, we have made significant investments in the growth of our business through significant capital expenditures and a series of acquisitions. In doing so, we have developed a broad, U.S.-based supply chain for wind energy development in North America. Our businesses are currently organized in two operating segments: Products and Services.

Products

The Products segment reflects the operations of Brad Foote Gear Works, Inc. (“Brad Foote”), Tower Tech Systems Inc. (“Tower Tech”) and R.B.A. Inc. (“RBA”). The Products segment specializes in the manufacture and sale of products such as high precision gears for wind turbines, custom-engineered gearing systems for the mining, energy, and industrial sectors, structural wind towers, internal tower components, and large fabricated and machined components for the construction and mining industries. Key technologies employed include grinding and finishing of gears and gear sets, steel plate processing, semi-automated heavy welding and custom corrosion protection of components. Our primary focus is on the wind energy industry; however, our Products segment also services mining, oil and gas construction, and other industrial energy applications.

Services

The Services segment was established upon our acquisition of Energy Maintenance Service, LLC (“EMS”) in January 2008 and expanded with our acquisition of Badger Transport, Inc. (“Badger”) in June 2008. This segment specializes in construction, operations, maintenance and component repair services for the wind energy industry as well as specialized heavy haul trucking services to installation sites. Services provided include construction and technical support in the erection of wind turbine generators, scheduled and unscheduled maintenance, fiberglass blade repair, retrofit solutions, technical training, and the transportation of oversize/overweight equipment and machinery.

First Quarter Overview

During the first quarter of 2009, the Company continued to focus its efforts on maintaining adequate liquidity, which included amending certain credit agreements to extend the maturity dates of these agreements and entering into additional financing arrangements to increase cash balances for operating activities. The Company also continued its efforts to improve upon its internal control environment, specifically to correct deficiencies and weaknesses that were previously identified and to improve operational effectiveness throughout the organization.

In addition, the Company continued to be affected by the current economic downturn and the associated effects of the disruptions in the credit markets. As a result, the Company expects to see a continuing economic slowdown in the wind and energy related industries for the foreseeable future as wind turbine manufacturers, wind farm operators and service providers have scaled back existing manufacturing orders and have delayed new projects and service arrangements.

The following is a summary of recent key events for the Company:

•      In January, Tower Tech completed the construction of its new wind tower manufacturing facility located in Abilene, Texas.

•      In February, federal economic recovery legislation was passed by Congress and signed into law by President Obama. Within this legislation, significant provisions to benefit the renewable energy industry were included, such as: grant programs provided through the Treasury Department to renewable energy developers; the extension of the wind energy production tax credits; loan guarantee programs provided through the Energy Department for renewable energy developers and manufacturers; and tax credits for advanced energy manufacturers.

•      In March, Brad Foote, Tower Tech and RBA amended certain credit and loan agreements. The amendments to these credit and loan agreements established new financial covenants and extended the maturity dates of these agreements. See Note 7 “Debt and Credit Agreements” in the notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of these matters.

•      In March, the Company announced the appointment of William T. Fejes, Jr. to our Board of Directors (the “Board”), replacing William M. Barrett, who resigned from his position on the Board in February 2009. Mr. Fejes was also appointed to the Board’s Audit Committee and will serve as Chairman of the Board’s Governance/Nominating Committee.

•      In April, the Company announced that shares of its common stock have been approved for listing on the NASDAQ Global Select Market (“NASDAQ”). Shares of the Company’s common stock, which were previously listed and traded on the OTC Bulletin Board, began trading on NASDAQ on April 9, 2009 under the same “BWEN” ticker symbol.

•      In April, the Company announced that Tower Tech obtained construction financing from Great Western Bank in the amount of up to $10,000 (the “GWB Loan”). Proceeds from the GWB Loan will be used to complete construction of Tower Tech’s wind tower manufacturing facility in Brandon, South Dakota.

•      On May 1, the Company announced that Stephen E. Graham was appointed Interim Chief Financial Officer (and principal financial and accounting officer) of the Company.  Mr. Graham replaced Matthew J. Gadow, who resigned from his positions as the Company’s Executive Vice President and Chief Financial Officer on April 30.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

	Three Months Ended March 31,				2009 vs. 2008
	2009	% of Total Revenue	2008	% of Total Revenue	$ Change	% Change

Revenues	$53,062	100.0%	$35,164	100.0%	$17,898	50.9%
Cost of sales	48,377	91.2%	27,154	77.2%	21,223	78.2%
Gross margin	4,685	8.8%	8,010	22.8%	(3,325)	-41.5%

Operating expenses
Selling, general and administrative expenses	8,916	16.8%	7,370	21.0%	1,546	21.0%
Intangible amortization	2,906	5.5%	2,579	7.3%	327	12.7%
Total operating expenses	11,822	22.3%	9,949	28.3%	1,873	18.8%

Operating loss	(7,137)	-13.5%	(1,939)	-5.5%	(5,198)	268.1%

Other income (expense)
Interest income	11	0.0%	120	0.3%	(109)	-90.8%
Interest expense	(553)	-1.0%	(1,337)	-3.8%	784	-58.6%
Other, net	93	0.2%	(99)	-0.3%	192	-193.9%
Other expense, net	(449)	-0.8%	(1,316)	-3.8%	867	-65.9%

Net loss before (benefit) provision for income taxes	(7,586)	-14.3%	(3,255)	-9.3%	(4,331)	133.1%
(Benefit) provision for income taxes	(436)	-0.8%	188	0.5%	(624)	331.9%
Net loss	$(7,150)	-13.5%	$(3,443)	-9.8%	$(3,707)	107.7%

The following tables present our results of operations by reportable segments for the three months ended March 31, 2009:

	Three Months Ended March 31, 2009
	Products (1)	Services (2)	Corporate and Other (3)	Total

Revenues	$43,134	$10,229	$(301)	$53,062
Cost of sales	40,690	7,843	(156)	48,377
Gross margin	2,444	2,386	(145)	4,685

Operating expenses
Selling, general and administrative expenses	4,228	2,453	2,235	8,916
Intangible amortization	2,046	860	—	2,906
Total operating expenses	6,274	3,313	2,235	11,822

Operating loss	(3,830)	(927)	(2,380)	(7,137)

Other income (expense), net	(1,205)	(191)	947	(449)

Net loss before provision (benefit) for income taxes	(5,035)	(1,118)	(1,433)	(7,586)
Provision (benefit) for income taxes	149	(200)	(385)	(436)
Net loss	$(5,184)	$(918)	$(1,048)	$(7,150)

(1) For the three months ended March 31, 2009, the “Products” segment includes the results of operations of our Tower Tech, RBA and Brad Foote subsidiaries.

(2) For the three months ended March 31, 2009, the “Services” segment includes the results of operations of our EMS and Badger subsidiaries.

(3) “Corporate and Other” includes corporate selling, general and administrative expenses and intercompany eliminations. Corporate selling, general and administrative expenses includes corporate salaries and benefits, share-based compensation and professional fees.

The following tables present our results of operations by reportable segments for the three months ended March 31, 2008:

	Three Months Ended March 31, 2008
	Products (1)	Services (2)	Corporate and Other (3)	Total

Revenues	$30,248	$4,916	$—	$35,164
Cost of sales	24,520	2,634	—	27,154
Gross margin	5,728	2,282	—	8,010

Operating expenses
Selling, general and administrative expenses	2,945	2,120	2,305	7,370
Intangible amortization	2,046	533	—	2,579
Total operating expenses	4,991	2,653	2,305	9,949

Operating income (loss)	737	(371)	(2,305)	(1,939)

Other (expense) income, net	(874)	54	(496)	(1,316)

Net loss before provision for income taxes	(137)	(317)	(2,801)	(3,255)
Provision for income taxes	—	—	188	188
Net loss	$(137)	$(317)	$(2,989)	$(3,443)

(1) For the three months ended March 31, 2008, the “Products” segment includes the results of operations of our Tower Tech, RBA and Brad Foote subsidiaries.

(2) For the three months ended March 31, 2008, the “Services” segment includes the results of operations of our EMS subsidiary for the period of January 16, 2008 through March 31, 2008. EMS was acquired by the Company on January 16, 2008.

(3) “Corporate and Other” includes corporate selling, general and administrative expenses and intercompany eliminations. Corporate selling, general and administrative expenses includes corporate salaries and benefits, share-based compensation and professional fees.

Revenues

                Total revenues increased $17,898, or 51% from $35,164 during the three months ended March 31, 2008, to $53,062 during the three months ended March 31, 2009.

                Products segment revenues increased $12,886 from $30,248 during the three months ended March 31, 2008, to $43,134 during the three months ended March 31, 2009. The increase in revenues within our Products segment is primarily attributable to the inclusion of materials in the selling price of certain of our products. Production volumes were comparable to the prior period as an increase in production volume at our new wind tower manufacturing facility in Abilene, Texas was partially offset by a decline in production volume at our Manitowoc, Wisconsin facility resulting from start-up delays related to a new wind tower manufacturing contract.

                Services segment revenues increased $5,313 from $4,916 during the three months ended March 31, 2008, to $10,229 during the three months ended March 31, 2009. The increase in revenues within our Services segment is primarily attributable to an increase in volume capacity related to entering into and completing short-term service contracts during the first quarter, as well as the inclusion of revenues from Badger, which we acquired in June 2008.

Cost of Sales

                Total cost of sales increased $21,223 from $27,154 during the three months ended March 31, 2008, to $48,377 during the three months ended March 31, 2009.

                Products segment cost of sales increased from $24,520 during the three months ended March 31, 2008, to $40,690 during the three months ended March 31, 2009. The increase in cost of sales within our Products segment is primarily attributable to the cost of materials purchased as part of the selling price of certain products, start up costs related to a new manufacturing contract and higher manufacturing overhead costs resulting from the start-up of operations at our wind tower manufacturing facility in Abilene, Texas. In addition, during the three months ended March 31, 2009, we recorded a $930 inventory reserve provision for scrap and obsolete materials.

                Services segment cost of sales increased from $2,634 during the three months ended March 31, 2008, to $7,843 during the three months ended March 31, 2009. The increase in cost of sales within our Services segment is primarily attributable to the inclusion of cost of sales related to Badger and cost of sales associated with volume increases at EMS.

Selling, General and Administrative Expenses

                Selling, general and administrative expenses increased from $7,370 during the three months ended March 31, 2008, to $8,916 during the three months ended March 31, 2009. The increase was primarily attributable to the inclusion of Badger, higher professional fees incurred in connection with amending our credit facility agreements and higher share-based compensation expense. In addition, the Company incurred certain selling, general and administrative expense associated with the start-up operations at the Abilene, Texas facility. As a percentage of revenue, selling, general and administrative expenses decreased from 21.0% during the three months ended March 31, 2008, to 16.8% during the three months ended March 31, 2009, as the Company continued to reduce one-time expenses associated with the integration of our acquisitions completed during 2007 and 2008 and professional and audit related fees associated with compliance initiatives related to the Sarbanes-Oxley Act and other public reporting obligations.

Intangible Amortization

                Intangible amortization expense increased from $2,579 during the three months ended March 31, 2008, to $2,906 during the three months ended March 31, 2009. The increase was primarily attributable to an increase in intangible amortization expense related to customer relationships and trade name intangibles resulting from the acquisitions of EMS and Badger, which the Company acquired during January 2008 and June 2008, respectively.

Other Expense, net

                Other expense, net decreased from $1,316 during the three months ended March 31, 2008, to $449 during the three months ended March 31, 2009. The decrease was primarily attributable to higher interest expense in the prior year as a result of a $25,000 senior subordinated convertible promissory note issued during the fourth quarter of 2007. This note was subsequently converted into shares of our common stock in April 2008. Additionally, during the three months ended March 31, 2008, the Company recorded an unrealized loss on its interest rate swap agreement of $230 compared to an unrealized gain of $85 during the three months ended March 31, 2009. See Note 8 “Interest Rate Swap Agreements” of the notes to our condensed consolidated financial statements for further discussion of the Company’s swap agreements.

Provision for Income Taxes

                During the three months ended March 31, 2009, the Company reported a benefit for income taxes of $436 compared to a provision for income taxes of $188 during the three months ended March 31, 2008. The decrease in income tax was attributable to a decrease in state income taxes and deferred state tax liabilities resulting from a favorable change in the state of Wisconsin’s method of calculating state income on a prospective basis.

Net Loss

                Net loss increased from $3,443 during the three months ended March 31, 2008, to $7,150 during the three months ended March 31, 2009, primarily as a result of the factors as described above.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The methods, estimates and judgments that we use in applying our critical accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. We also have other policies that we consider key accounting policies, such as those for revenue recognition, however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.

We have identified the accounting policies and estimates listed below as those that we believe require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties. This section should also be read in conjunction with Note 2 “Summary of Significant Accounting Policies” in Part II, Item 8 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, which includes a discussion of these and other significant accounting policies.

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

In some instances, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. Assuming all other revenue criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance. The Company has reviewed SEC Staff Accounting Bulletin No. 104 (“SAB 104”) and concludes that its revenue recognition policy is in compliance with SAB 104.

Warranty Liability

Within our Products segment, we provide warranty terms that generally range from two to seven years for various products relating to workmanship and materials supplied by the Company. From time to time, customers may submit warranty claims against the Company. In certain contracts, we have recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of March 31, 2009 and December 31, 2008, our estimated product warranty liability was $1,197 and $890, respectively, and is recorded within accrued liabilities in our condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost or market. Any excess of cost over market value is included in the Company’s inventory allowance. Market value of inventory, and management’s judgment of the need for reserves, encompasses consideration of other business factors including physical condition, inventory holding period, contract terms, and usefulness. Inventories are valued based on an average cost method that approximates the first-in, first-out (FIFO) basis.

Inventories consist of raw materials, work-in-process, and finished goods. Raw materials consist of components and parts for general production use. Work-in-process consists of labor and overhead, processing costs and materials purchased for specific customer orders. Finished goods consist of components manufactured by the Company that will be used to produce final customer products.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we perform an annual goodwill impairment test during October of each year, or more frequently when events or circumstances indicate that the carrying value of the Company’s assets may not be recovered. The Company tests intangible assets for impairment only when events or circumstances indicate that the carrying value of the Company’s assets may not be recovered. In evaluating the recoverability of the carrying value of goodwill and other intangible assets, we must make assumptions regarding the fair value of our reporting units, as defined under SFAS 142. Our method of determining the fair value was based upon our estimate of the projected future discounted cash flows of our reporting units. If our fair value estimates or related assumptions change in the future, we may be required to record additional impairment charges related to goodwill and intangible assets.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review property and equipment and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

In evaluating the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to property and equipment and long-lived assets.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires the recognition of deferred income tax assets and liabilities based upon the income tax consequences of temporary differences between financial reporting and income tax reporting by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. SFAS 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred income tax asset will not be realized.

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

We adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements:

                In April 2009, FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.   FSP 107-1 and APB 28-1 amend Accounting Principles Board

Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FSP 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if an entity elects to early adopt Financial Accounting Standards (“FAS”) FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The adoption of this pronouncement is not anticipated to have a material impact on the Company’s financial position or results of operations.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2009, cash and cash equivalents totaled $6,333. Our cash on hand and cash flows from operations and financing activities have been adequate to fulfill our liquidity and operating requirements. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, debt and lease commitments through at least the next 12 months primarily with available cash balances, cash generated by operations and through additional financing arrangements. The Company has also entered into additional financing arrangements to improve its liquidity and cash balances. In April, Tower Tech entered into a sale-leaseback agreement with Varilease Finance, Inc. (Varilease”) pursuant to which Varilease agreed to provide equipment financing in the amount of up to $3,000 (the “Varilease Financing”). Proceeds from the Varilease Financing will be used for working capital and other general corporate operating needs. In addition, Tower Tech obtained construction financing from Great Western Bank (“GWB”) in the amount of up to $10,000 (the “GWB Loan”).  Proceeds from the GWB Loan will be used to complete construction of Tower Tech’s wind tower manufacturing facility in Brandon, South Dakota. The Company believes that by entering into these additional financing arrangements, it has strengthened its financial position and has provided additional liquidity to meet current and future operating requirements.

Additionally, we intend to enhance our ability to fulfill our short-term liquidity requirements through financing initiatives that may include entering into additional sales-leaseback arrangements and securing additional debt. While we anticipate being able to maintain adequate liquidity,  there can be no assurance that our cash balances and cash flows will be adequate, and unfavorable changes to our revenues, customer collections or other events that may arise may have an adverse impact on our cash flows and liquidity.

Sources and Uses of Cash

Operating Cash Flows

During the three months ended March 31, 2009, net cash used in operating activities totaled $301, compared to net cash provided by operating activities for the three months ended March 31, 2008, which totaled $276. The increase in net cash used in operating activities was primarily attributable to a decline in our gross margins and higher operating expenses as compared to the prior period. During the three months ended March 31, 2009, cash used in operating activities increased due to the inclusion of Badger, which was acquired in June 2008, primarily due to an increase in accounts receivable due to timing of orders and collection, and as a result of higher production costs related to the start up of our wind tower manufacturing facility in Abilene, Texas and start-up costs related to a new manufacturing contract.  The increase in these production costs, in particular with respect to the inclusion of steel in our selling price for wind tower, reduced gross margins and contributed to the increase in net cash used in operating activities for the three months ended March 31, 2009.

Investing Cash Flows

During the three months ended March 31, 2009 and 2008, net cash flows used in investing activities totaled $6,719 and $27,468, respectively. The decrease in net cash used in investing activities as compared to the prior period was primarily attributable to the fact that no acquisitions were completed by the Company during the three months ended March 31, 2009, as compared to the prior period. In January 2008, the Company completed the acquisition of EMS for an aggregate purchase price of $32,772, which consisted of cash consideration of $18,534, net of cash received. In addition, capital expenditures decreased from $8,934 during the three months ended March 31, 2008, to $6,743 during the three months ended March 31, 2009. During the three months ended March 31, 2009, capital expenditures primarily consisted of expenditures related to the completion of Tower Tech’s new wind tower manufacturing facility in Abilene, Texas while the capital expenditures during the three months ended March 31, 2008 primarily related to the facility expansion at our Brad Foote subsidiary. Additionally, capital expenditures are anticipated to be significantly lower during 2009 as compared to 2008 as a result of the completion of a significant number of capital projects during 2008. During 2008, the Company made $83,720 in capital investments, which included, among other things, significant investments in capacity and infrastructure in addition to equipment, machinery and transport vehicle expenditures. As a result, the Company believes that it has adequate capacity to meet current and foreseeable customer demand and anticipates that capital expenditures during 2009 will be significantly less as compared to comparable periods during 2008.

Financing Cash Flows

During the three months ended March 31, 2009, net cash used in financing activities totaled $1,900, compared to net cash provided by financing activities for the three months ended year ended March 31, 2008, which totaled $28,262. The decrease in net cash provided by financing activities as compared to the prior period was primarily the result of the fact that the Company received no proceeds from the issuance of common stock, together with a decrease in borrowings on lines of credit and notes payable, which was partially offset by higher debt payments made during the current quarter. In January 2008, the Company received $17,225 of consideration for common stock in a private placement sale to Tontine Partners, L.P. and Tontine 25 Overseas Master Fund, L.P. pursuant to a previously disclosed Amended and Restated Securities Purchase Agreement. In addition, during the three months ended March 31, 2008, the Company received proceeds from borrowing of $12,420 compared to proceeds from borrowings of $1,542 in the first quarter of 2009. During the three months ended March 31, 2009, payments made on borrowings totaled $4,634 compared to $385 during the three months ended March 31, 2008. The increase in debt payments is partially attributable to a $1,500 debt payment made by Brad Foote in March 2009 pursuant to the Second Omnibus Amendment. Additionally, Tower Tech and Badger entered into three separate sale-leaseback transactions for proceeds totaling $1,235 during the three months ended March 31, 2009. As part of these transactions,  Tower Tech and Badger received cash proceeds from the sale of certain assets and agreed to lease the assets back from the purchasers. Two of these lease arrangements have been accounted for as operating leases and one as a capital lease.

Contractual Obligations

                As of March 31, 2009, there have been no significant changes to our contractual obligations as previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

During March 2009, Badger entered into two sale-leaseback agreements, whereby Badger sold certain equipment to a third party financing company in exchange for $570 in cash and agreed to lease the equipment back from the purchaser for a certain period of time. As part of these agreements, Badger has the ability to enter into additional sale-leaseback transactions with the financing company involving other equipment for a maximum aggregate amount of $1,700. The primary purpose of these arrangements was to provide additional liquidity for meeting working capital requirements. Each lease agreement is for a four-year period with rental payments due monthly. These lease agreements have been accounted for in our results of operations as operating leases. In addition, the sale of the assets resulted in a gain on disposition of $38, which will be amortized to other income in our statement of operations over the life of the operating lease.

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.  Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Any statements contained herein that are not historical fact may be deemed forward-looking statements.  In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue,” “intend” or similar expressions.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are based upon current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Any forward-looking statements made herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Our forward-looking statements include or relate to the following: (i) our plans to continue to grow our business through organic growth and integration of previous and future acquisitions; (ii) our beliefs with respect to the sufficiency of our working capital and our plans to evaluate alternate sources of funding if necessary; (iii) our ability to comply with loan covenants; (iv) our expectations relating to construction of new facilities and expansion of existing facilities; (v) our plans with respect to the use of proceeds from financing activities; (vi) our beliefs and expectations relating to the recent economic downturn and the potential impact it may have on our business, including our customers; (vii) the anticipated benefits of our remediation efforts on the strength of our internal control processes and our plans with respect to future remediation efforts;(viii) our beliefs regarding the state of the wind energy market generally; and (ix) those risks described from time to time in our reports to the Securities and Exchange Commission (including in our Annual Report on Form 10-K).  Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We caution investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this report and elsewhere by us or on our behalf. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Stockholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not intend to update publicly or revise any forward-looking statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first three months of 2009. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.        Controls and Procedures

Material Weaknesses

        On June 4, 2008, the Company completed the acquisition of Badger. This acquired business has been excluded from management’s assessment of internal control as of and for the period ended December 31, 2008. Badger’s assets and liabilities acquired were $18,122 and $6,127, respectively. Badger was a mid-year acquisition that was not significant to the overall operations of the Company and was not included in our evaluation of the effectiveness of disclosure controls and procedures for 2008. Though management did not perform a complete assessment, from date of acquisition through our fiscal year end, we have identified several items that represent material weaknesses or significant deficiencies in the internal control over financial reporting at Badger. These material weaknesses related to internal financial expertise, accounting policies and procedures, information technology environment and segregation of duties. The Company has begun remediation efforts to mitigate the effects of these deficiencies.

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008, as of December 31, 2008, we identified certain material weaknesses relating to:

Inventory and Cost Accounting

        A material weakness exists at our Brad Foote subsidiary relating to routine physical inventory counts, the reconciliations of book to physical adjustments, the process for maintenance of perpetual inventory records and related accounting for scrap and cost of goods sold.  Management is continuing to enhance the control structure to address these previously identified material weaknesses.

IT Controls

        The Company did not maintain effective internal control over information systems at its Brad Foote subsidiary. General computing controls were first implemented in the fourth quarter of 2008. Such timing did not allow the Company to obtain a sufficient sample size to test controls and as a result could not be assessed for operating effectiveness.  The lack of general computing controls combined with the errors previously noted in inventory rise to an aggregated material weakness.

Income Taxes

        In conjunction with the filing of Amendment No. 2 on Form 10-Q/A for the quarterly ended September 30, 2008, we identified a material weakness in income taxes. The Company did not maintain effective controls over the completeness and accuracy of the income tax provision and related balance sheet accounts. Specifically, the Company’s controls over the processes and procedures related to the determination and review of the quarterly tax provisions were not adequate to ensure that the income tax provision was prepared in accordance with generally accepted accounting principles.

Non-routine Transactions

        In conjunction with the filing of Amendment No. 2 on Form 10-Q/A for the quarterly period ended September 30, 2008, we identified a material weakness associated with the controls over non-routine transactions, and the related accounting treatment of those transactions was appropriately reviewed to ensure compliance with generally accepted accounting principles.

Remediation Activities

        Management has begun remediation efforts to reduce the risks presented by the existing material weaknesses. Since year-end, we have added a cost accountant at our Brad Foote subsidiary responsible for the tracking of inventory and further enhanced management’s review of the inventory process. Standard costs for inventory parts are reviewed by the new cost accountant and by management on a quarterly basis. In the third quarter of 2008, management began performing quarterly physical inventories at Brad Foote, a practice that management anticipates will be performed throughout 2009.

        Management will continue to work with the Company’s tax advisors to have more active and timely review of the tax provision.   Management implemented additional controls over non-routine transactions.

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

We anticipate the actions to be taken to remediate the material weaknesses and the resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, address the material weaknesses that we identified in our internal control over financial reporting as of December 31, 2008. However, because many of the remediation actions we have undertaken are recent and because some of our remediation actions will be designed to improve our internal control over annual measures, management will not be able to conclude that the material weaknesses have been eliminated until such time as it is able to complete its assessment of the effectiveness of internal control over financial reporting.  While management is exercising its best efforts to remediate material weaknesses and significant deficiencies identified and described above, it cannot provide any assurance as to when such material weaknesses and significant deficiencies will be remediated, and other material weaknesses or significant deficiencies may arise.

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

Item 1A. Risk Factors

There were no material changes to our risk factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

BROADWIND ENERGY, INC.

May 11, 2009	By:	/s/ J. Cameron Drecoll
J. Cameron Drecoll
Chief Executive Officer
(principal executive officer)

May 11, 2009	By:	/s/ Stephen E. Graham
Stephen E. Graham
Interim Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

Exhibit Number	Exhibit
10.1	Agreement Governing Extensions of Credit dated April 22, 2009 between Investors Community Bank and R.B.A., Inc. *
10.2	Thirty Fifth Amendment and Waiver to Loan and Security Agreement, dated as of May 8, 2009, by and between Brad Foote Gear Works, Inc. and Bank of America, N.A.*
10.3	Reaffirmation dated as of May 8, 2009, made by each of Broadwind Energy, Inc., 1309 South Cicero Avenue, LLC and 5100 Neville Road, LLC for the benefit of Bank of America, N.A.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer*

*                                         Filed herewith.