Form 10-Q
period 2009-06-30
BROADWIND ENERGY, INC.
filed 2009-08-10
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock, par value $0.001, outstanding as of August 6, 2009: 96,601,782

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30	December 31
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,834	$15,253
Restricted cash	2,503	500
Accounts receivable, net of allowance for doubtful accounts of $666 and $1,504 as of June 30, 2009 and December 31, 2008, respectively	26,716	36,709
Inventories, net	35,274	41,895
Prepaid expenses and other current assets	2,604	3,862
Total current assets	74,931	98,219
Property and equipment, net	141,651	144,707
Goodwill	33,984	30,954
Intangible assets, net	99,781	105,593
Other assets	1,597	275
TOTAL ASSETS	$351,944	$379,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$12,522	$3,340
Current maturities of long-term debt	8,814	9,711
Current portions of capital lease obligations	1,037	978
Accounts payable	31,634	40,225
Accrued liabilities	8,108	10,386
Customer deposits	12,800	21,102
Total current liabilities	74,915	85,742

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	19,481	25,792
Long-term capital lease obligations, net of current portions	3,841	3,521
Interest rate swap agreements	384	582
Deferred income tax liabilities	1,277	1,497
Other	654	458
Total long-term liabilities	25,637	31,850

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 96,601,782 and 96,470,415 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	97	96
Additional paid-in capital	299,033	297,222
Accumulated deficit	(47,738)	(35,162)
Total stockholders’ equity	251,392	262,156
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$351,944	$379,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$52,313	$40,830	$105,375	$75,994
Cost of sales	49,162	30,739	97,539	57,893
Gross margin	3,151	10,091	7,836	18,101

OPERATING EXPENSES:
Selling, general and administrative	10,525	8,995	19,441	16,365
Intangible amortization	2,906	2,738	5,812	5,317
Total operating expenses	13,431	11,733	25,253	21,682
Operating loss	(10,280)	(1,642)	(17,417)	(3,581)

OTHER INCOME (EXPENSE), net:
Interest income	93	327	104	447
Interest expense	(650)	(1,121)	(1,203)	(2,458)
Other, net	5,574	475	5,667	376
Total other income (expense), net	5,017	(319)	4,568	(1,635)

Net loss before provision (benefit) for income taxes	(5,263)	(1,961)	(12,849)	(5,216)
PROVISION (BENEFIT) FOR INCOME TAXES	163	12	(273)	200
NET LOSS	$(5,426)	$(1,973)	$(12,576)	$(5,416)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.06)	$(0.02)	$(0.13)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	96,547	86,822	96,520	83,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,576)	$(5,416)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	13,433	9,798
Unrealized gain on derivatives	(198)	(11)
Deferred income taxes	(220)	200
Stock-based compensation	979	784
Allowance for doubtful accounts	(798)	(1,708)
(Gain) loss on disposal of assets	(46)	22
Changes in operating assets and liabilities:
Accounts receivable	10,792	(10,472)
Inventories	6,621	(5,753)
Prepaid expenses and other current assets	1,252	1,101
Accounts payable	(8,650)	(2,554)
Accrued liabilities	(2,166)	(3,709)
Customer deposits	(8,301)	12,149
Other non-current assets	—	(865)
Net cash provided by (used in) operating activities	122	(6,434)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	—	(24,955)
Purchases of property and equipment	(9,064)	(20,465)
Proceeds from disposals of property and equipment	29	—
Increase in restricted cash	(2,003)	(500)
Net cash used in investing activities	(11,038)	(45,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	445	117,725
Payments on lines of credit and notes payable	(7,134)	(1,385)
Payments on related party notes payable	—	(1,365)
Proceeds from lines of credit and notes payable	6,079	14,835
Proceeds from capital and sales-leaseback transactions	3,641	—
Proceeds from deposits on equipment	665	—
Principal payments on capital leases	(585)	(1,488)
Issuance of restricted stock grants	386	119
Net cash provided by financing activities	3,497	128,441

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,419)	76,087
CASH AND CASH EQUIVALENTS, beginning of period	15,253	5,782
CASH AND CASH EQUIVALENTS, end of period	$7,834	$81,869

Supplemental cash flow information:
Interest paid, net of capitalized interest	$1,214	$2,175
Income taxes paid	$535	$—
Non-cash investing and financing activities:
Common stock issued for acquisitions	$—	$19,821
Non-cash purchase accounting allocation changes	$3,030	$2,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — DESCRIPTION OF THE COMPANY

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Broadwind,” and the “Company,” refer to Broadwind Energy, Inc., a Delaware incorporated company headquartered in Naperville, Illinois, and its wholly-owned subsidiaries.

Business Overview

We are a supplier of value-added products and services to the North American wind energy sector as well as other energy-related industries. We provide our customers, such as leading wind turbine manufacturers and developers, wind farm operators and service companies, with a broad range of component and service offerings. Since 2006, we have made significant investments in the growth of our business through a series of acquisitions and capital investments. In doing so, we have developed a broad, U.S.-based supply chain for wind energy development in North America. We are also pursuing international business opportunities so that we can better serve our customers, enhance our supply chain and develop synergies among our subsidiary companies. In addition, we plan to increase our efforts in developing new technologies that will further enhance the products and services we provide our customers in the wind energy market. Our businesses are currently organized in two operating segments: Products and Services.

Products

The Products segment includes the operations of Brad Foote Gear Works, Inc. (“Brad Foote”), Tower Tech Systems Inc. (“Tower Tech”) and R.B.A., Inc. (“RBA”). This segment specializes in the manufacture and sale of products such as high precision gears for wind turbines, custom-engineered gearing systems for the mining, energy, and industrial sectors, structural wind towers, internal tower components, and large fabricated and machined components for the construction and mining industries. Production processes include sophisticated form grinding and finishing of gears and gear sets, steel plate processing, semi-automated heavy welding and custom corrosion protection of components. Our primary focus is on the wind energy industry; however, our Products segment also services mining, oil and gas, construction and other industrial energy applications.

The following is a summary of the three subsidiaries that comprise our Products segment:

•                  Brad Foote, founded in 1924 and acquired by us in October 2007, produces precision and custom-engineered gearing systems for the wind power generation, oil production, mining, steel, and transportation industries. Brad Foote has two facilities in Cicero, Illinois and one facility in Neville Island, Pennsylvania, which we believe collectively represent the largest gear grinding and carburizing capacity of any single company in North America.

•                  Tower Tech, founded in 2003 and acquired by us in February 2006, manufactures utility-scale wind towers for wind energy development. Today, Tower Tech is a leading manufacturer of wind towers and specializes in delivering the larger and heavier “next generation” wind towers to our customers. Tower Tech has facilities in Manitowoc, Wisconsin and Abilene, Texas and a third wind tower manufacturing facility currently under construction in Brandon, South Dakota.

•                  RBA, founded in 1985 and acquired by us in October 2007, specializes in heavy steel fabrication and performs specialty welding services. RBA refurbishes, assembles and welds heavy equipment for the crane manufacturing, construction and mining industries. RBA has facilities in Manitowoc, Wisconsin and Clintonville, Wisconsin.

Services

The Services segment was established upon our acquisition of Energy Maintenance Service, LLC (“EMS”) in January 2008 and expanded with our acquisition of Badger Transport, Inc. (“Badger”) in June 2008. This segment specializes in construction, operations and maintenance and component repair services for the wind energy industry as well as specialized heavy haul trucking services to installation sites. Services provided include construction and technical support in the erection of wind turbine generators, scheduled and unscheduled maintenance, fiberglass blade repair, retrofit solutions, technical training, and the transportation of oversize/overweight equipment and machinery. The Services segment has service hub locations in South Dakota, Texas and Wisconsin and satellite field service centers in California, Colorado and Illinois.

The following is a summary of the two subsidiaries that comprise our Services segment:

•                  EMS, founded in 1998 and acquired by us in January 2008, provides construction, operations and maintenance, and component repair services for the wind energy industry. EMS specializes in wind turbine repair offerings, including major component refurbishing, wind turbine maintenance, construction support and engineering and advisory services. The company’s customers include turbine and component manufacturers, wind farm owners and developers. EMS’s main office is in Gary, South Dakota and it has major repair hubs in Howard, South Dakota and Abilene, Texas as well as satellite field service centers in California, Colorado and Illinois.

•                  Badger, founded in 1982 and acquired by us in June 2008, is a provider of specialty transportation services for oversize/overweight equipment and machinery, primarily to the wind energy industry. The company specializes in the transport of tower sections, blades, nacelles and other oversized equipment for large industrial applications. Badger has been in business for over 25 years, with 15 years in specialized heavy haul and more than 11 years serving the wind energy industry. Badger operates from its headquarters in Clintonville, Wisconsin.

We have a limited history of operations and have incurred operating losses since inception. We anticipate that the Company’s current cash resources and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. The Company has amended several of its primary debt agreements during 2009, which have resulted in reducing debt obligations coming due during the current year and obtained waivers for financial covenant violations.  While we expect that we will be in compliance with the amended and restated covenants contained in the loan agreements, there can be no certainty that we will be in compliance with such covenants for any future periods or that we will be able to attain a waiver from our lenders in the event of a violation of one or more such covenants.  As a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable.  In addition, if sales and subsequent collections from several large customers, as well as revenues generated from new customer orders, are not materially consistent with management’s plans, we may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to us and we may not be able to obtain financing under our current primary debt agreements. If we are unable to obtain additional capital or if our current sources of financing are reduced or unavailable, we will likely be required to delay, reduce the scope of or eliminate our plans for expansion and growth and this could affect our overall operations. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require covenants that restrict us and certain of such covenants may materially restrict us.

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The December 31, 2008 condensed consolidated balance sheets were derived from audited financial statements, but do not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

NOTE 3— INVENTORIES

Inventories are stated at the lower of cost or market value and primarily consist of raw material, work-in-process, and finished goods. Work-in-process consists of labor and overhead, processing costs and materials purchased for specific customer orders. Finished goods consist of components manufactured by the Company that will be used to produce final customer products.

The components of inventories as of June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30,	December 31,
	2009	2008

Raw materials	$7,110	$16,429
Restricted material (1)	9,936	9,936
Work-in-process	11,391	16,226
Finished goods	8,952	401
	37,389	42,992
Less: Reserve for excess and obsolete inventory	(2,115)	(1,097)
Net inventories	$35,274	$41,895

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

Badger Transport, Inc.

On June 4, 2008, the Company acquired all of the outstanding shares of Badger, a Wisconsin-based provider of transportation services for oversized/overweight equipment and machinery, primarily to the wind energy industry, for an aggregate purchase price of $11,811, excluding $184 of transaction-related costs. The purchase price consisted of $5,811 of cash and 581,959 unregistered shares of the Company’s common stock at a price per share of $10.31. The Company entered into a registration rights agreement with the former owner of Badger that provides the former owner with limited piggyback registration rights. The cash portion of the purchase price was financed with cash on hand.

Pro Forma Financial Information

The following table represents the consolidated financial information for the Company on a proforma basis, assuming the acquisitions of EMS and Badger had each occurred as of January 1, 2008. The historical financial information for EMS and Badger has been adjusted to give effect to proforma items that are directly attributable to the acquisitions and expected to have a continuing impact on the consolidated results. These items include adjustments to depreciation expense related to the fair value of machinery and equipment acquired and amortization expense related to intangible assets assigned as a result of these acquisitions.

The table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future.

	Three Months Ended June 30,					Six Months Ended June 30,
	2009	2008				2009	2008
	As reported	As reported	Pro-forma adjustments (Unaudited)		Pro-forma (Unaudited)	As reported	As reported	Pro-forma adjustments (Unaudited)		Pro-forma (Unaudited)

Revenues	$52,313	$40,830	$2,170	(1)	$43,000	$105,375	$75,994	$3,539	(3)	$79,533
Net loss	(5,426)	(1,973)	(803	)(2)	(2,776)	(12,576)	(5,416)	(1,022	)(4)	(6,438)
Loss per share
Basic and diluted	$(0.06)	$(0.02)	$(0.01)		$(0.03)	$(0.13)	$(0.07)	$(0.01)		$(0.08)

(1)                  Represents revenue of Badger for the period of April 1, 2008 through June 3, 2008.

(2)                  Represents net loss of Badger for the period of April 1, 2008 through June 3, 2008. Adjustments to net loss include amortization of assigned intangible assets.

(3)                  Represents revenue of EMS for the period of January 1, 2008 through January 15, 2008 and revenue of Badger for the period of January 1, 2008 through June 3, 2008.

(4)                  Represents net loss of EMS for the period of January 1, 2008 through January 15, 2008 and net loss of Badger for the period of January 1, 2008 through June 3, 2008. Adjustments to net loss include depreciation expense adjustments related to the fair value of machinery and equipment acquired and amortization of assigned intangible assets.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill as of and during the six months ended June 30, 2009 were as follows:

	Products segment	Services segment	Total

Goodwill balance as of December 31, 2008	$21,239	$9,715	$30,954
Purchase accounting adjustments	3,030	—	3,030
Goodwill balance as of June 30, 2009	$24,269	$9,715	$33,984

In May 2009, the Company recorded purchase accounting adjustments of $3,030 in connection with an escrow settlement agreement with the former owners of Brad Foote. These adjustments related to the final settlement of tax obligations as part of the purchase price of the Company’s acquisition of Brad Foote.

Intangible assets represent the fair value assigned to definite-lived assets such as trade names, customer relationships and non-compete agreements as part of acquisitions completed by the Company. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 3 to 20 years. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company tests intangible assets for impairment only when events or circumstances indicate that the carrying value of these assets may not be recovered. During the three and six months ended June 30, 2009 and 2008, the Company did not record an impairment charge related to its intangible assets.

A continued economic slowdown may result in impairment to our goodwill and intangible assets and could result in changes to the Company’s expectations with respect to future financial results and cash flows. These changes could indicate an unfavorable change to management’s estimates of the fair value of the Company’s reportable segments and could result in a review of our goodwill and intangible assets, which could indicate potential impairment to the carrying value of the Company’s assets.

As of June 30, 2009 and December 31, 2008, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	June 30, 2009			December 31, 2008
			Net			Net
		Accumulated	Book		Accumulated	Book
	Cost	Amortization	Value	Cost	Amortization	Value
Intangible assets:
Customer relationships	$106,638	$(17,246)	$89,392	$106,638	$(11,939)	$94,699
Trade names	10,279	(842)	9,437	10,279	(585)	9,694
Non-compete agreements	1,490	(538)	952	1,490	(290)	1,200
Intangible assets	$118,407	$(18,626)	$99,781	$118,407	$(12,814)	$105,593

Amortization expense on customer relationships, trade names and non-compete agreements, which are being amortized ratably over the estimated life of the related intangible assets, was $2,906 and $5,812 for the three and six months ended June 30, 2009, respectively, compared to $2,738 and $5,317 for the three and six months ended June 30, 2008, respectively.

NOTE 6 — ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008

Accrued operating expenditures	$445	$1,110
Accrued payroll and benefits	3,061	3,631
Accrued capital expenditures	502	2,204
Accrued warranty	1,265	890
Accrued professional fees	1,378	514
Accrued other	1,457	2,037
Total accrued liabilities	$8,108	$10,386

NOTE 7 — RELATED PARTY TRANSACTIONS

On May 26, 2009, the Company entered into a settlement agreement (the “Settlement Agreement”) with the former owners of Brad Foote (the “Selling Shareholders”), including J. Cameron Drecoll, the Company’s current Chief Executive Officer, related to the post-closing escrow established in connection with the Company’s acquisition of Brad Foote. Under the terms of the Settlement Agreement, the Company received the entire cash escrow balance of $5,000 plus accrued interest income of $82, which was recorded as other income. In exchange, the Company agreed to cause the release to the Selling Shareholders of 2,500,000 shares of the Company’s common stock held under the escrow agreement in proportion to their ownership interest in Brad Foote prior to its acquisition by the Company. In addition, we agreed to make a cash payment of $30 to one Selling Shareholder and issued promissory notes to the three Selling Shareholders in the aggregate principal amount of $3,000 (each a “Selling Shareholder Note”, and collectively the “Selling Shareholder Notes”) in respect of certain tax reimbursement obligations arising in connection with our acquisition of Brad Foote, and which was recorded as an increase to the purchase price in goodwill as they related to tax settlements calculated in accordance with the purchase agreement. The Company also paid to Mr. Drecoll certain tax refunds in the aggregate amount of approximately $2,212 related to our acquisition of Brad Foote and tax payments in respect of the period prior to the acquisition to which we believe the Selling Shareholders may be entitled (or to which we may be entitled on their behalf). The Selling Shareholder Notes mature on May 28, 2012 and bear interest at a rate of 7% per annum, with interest payments due quarterly. The Selling Shareholder Note issued to Mr. Drecoll in the principal amount of $2,320 and pursuant to the terms of the Settlement Agreement is deemed by the Company to be a related party transaction. As of June 30, 2009, principal of $3,000 and accrued interest of $22 was outstanding under the Selling Shareholder Notes. The Company has accounted for the Selling Shareholder Notes as long-term debt in our condensed consolidated balance sheets as of June 30, 2009.

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008

Lines of credit	$7,090	$10,831
Related party note	2,320	—
Term loans and notes payable	31,407	28,012
	40,817	38,843
Less - Current portion	(21,336)	(13,051)
Long-term debt, net of current maturities	$19,481	$25,792

Credit Facilities

Brad Foote

In connection with our acquisition of Brad Foote in October 2007, we assumed outstanding debt and available lines of credit totaling approximately $25,500 under various debt facilities (the “Debt Facilities”) with Bank of America, as successor to LaSalle

Bank (“BOA”). The Debt Facilities are governed by a Loan and Security Agreement dated as of January 17, 1997 (as previously amended and/or restated, the “Loan Agreement”).

Following a series of amendments to the Loan Agreement, as of June 30, 2009: (i) the interest rate under each of the Debt Facilities was the greater of (A) the London Interbank Offered Rate (“LIBOR”) plus 5% and (B) 6%; (ii) the maturity dates for the Debt Facilities range from January 15, 2011 to December 31, 2011; (iii) the total amount outstanding under the Debt Facilities is approximately $19,631; and (iv) there were required principal payments of approximately $7,364 due over the next twelve (12) months, with additional principal payments due thereafter.

Brad Foote’s obligations under the Loan Agreement are secured by the following: (i) all of the assets of Brad Foote; (ii) all of the shares of stock of Brad Foote and all of Brad Foote’s indebtedness to us; (iii) an unconditional guaranty from us and from the BF Subsidiaries (hereinafter defined); and (iv) mortgages from the BF Subsidiaries and Brad Foote to BOA (“BF Subsidiaries” means the following wholly-owned subsidiaries of Brad Foote that hold record title to certain facilities used in Brad Foote’s operations: 1309 South Cicero Avenue, LLC and 5100 Neville Road, LLC).

Each of the Debt Facilities becomes immediately due and payable upon breach of any covenants or representations made by Brad Foote in the Loan Agreement and upon other customary events of default.

The Loan Agreement requires Brad Foote to comply with standard covenants, including certain financial covenants, to provide monthly financial reporting and to submit the Company’s annual audited financial statements to BOA at the close of each fiscal year. Other covenants contained in the Loan Agreement include restrictions on Brad Foote’s ability to make distributions or dividends, incur indebtedness or make subordinated debt payments, as well as limitations on Brad Foote’s ability to make capital expenditures, any of which could ultimately affect our ability to undertake additional debt or equity financing. Certain of these covenants have been amended and/or restated from time to time pursuant to various amendments to the Loan Agreement. In addition, BOA has waived violations of certain covenants in certain instances.

On May 8, 2009, Brad Foote and BOA entered into a further amendment to the Loan Agreement. Under this amendment, BOA waived (solely with respect to certain specified time periods) Brad Foote’s violation of certain financial covenants with respect to (i) senior debt to EBITDA ratio, (ii) cash flow coverage ratio, and (iii) minimum EBITDA ratio. BOA also waived certain covenants relating to the delivery of Brad Foote’s financial information to BOA.

In addition, the May 8, 2009 amendment provided that certain of Brad Foote’s financial covenants be amended and restated, including requirements with respect to maintenance of ratios of (i) senior debt to EBITDA, (ii) cash flow coverage, and (iii) minimum EBITDA. In connection with this amendment, Brad Foote agreed to pay BOA a $25 amendment and waiver fee, as well as all reasonable fees and expenses of BOA incurred in connection with the amendment.

On August 7, 2009, Brad Foote, the BF Subsidiaries and BOA entered into a Third Omnibus Amendment Agreement (the “Third Omnibus Amendment”), further amending the Loan Agreement and the documents evidencing the Debt Facilities. The Third Omnibus Amendment also provided that (i) BOA waive Brad Foote’s violation of the financial covenants set forth in  the Loan Agreement (the senior debt to EBITDA and minimum EBITDA covenants) for the second quarter of 2009 and the calendar month of June 2009, respectively, (ii) amending and restating the requirements with respect to maintenance of ratios for the remainder of 2009 relating to, senior debt to EBITDA, cash flow coverage, a minimum monthly revenue requirements, and starting in 2010 a minimum monthly EBITDA requirements, (iii) BOA waive certain breaches or events of default under the Loan Agreement relating to Brad Foote’s inventory record keeping, and reporting liens filed against certain of Brad Foote’s property (which have subsequently been released by the lien holders), and the delivery of certain Brad Foote financial information, (iv) certain provisions pertaining to insurance ownership of collateral and tax returns be amended to clarify the language therein, (v) Brad Foote pay BOA a $35 amendment and waiver fee, as well as all accrued and unpaid fees and expenses under the Loan Agreement all reasonable fees and expenses of BOA incurred in connection with the Third Omnibus Amendment, (vi) the interest rate payable under each of the Debt Facilities shall be equal to the greater of (A) LIBOR plus five percent (5%) and (B) seven percent (7%), and (vii) Brad Foote may borrow funds from Broadwind on a revolving basis, up to a maximum principal amount of $3,000, which shall be subordinated to indebtedness owed by Brad Foote to BOA and which shall not be subject to certain restrictions imposed on reporting and payment of otherwise previously existing intercompany debt between Brad Foote and Broadwind.   Additionally, the Company and the BF Subsidiaries entered into a Reaffirmation dated August 7, 2009, reaffirming that each of the Loan Documents (as defined in the Loan Agreement) to which they are a party remains in full force and effect and is ratified and confirmed.  We expect to be in compliance with the amended and restated covenants contained in the loan agreement, and we believe the chance of default is remote for the next twelve months.

Tower Tech

In October 2007, Tower Tech obtained a secured line of credit (the “ICB Line”) from Investors Community Bank (“ICB”) in the amount of $2,500, which was increased to $5,500 on March 21, 2008. The ICB Line is secured by substantially all of the assets of Tower Tech and RBA. Draws on the ICB Line bear interest at a variable rate equal to the greater of (A) 4.25% or (B) 1.75% above LIBOR. Pursuant to a Commercial Debt Modification Agreement dated as of October 22, 2008, Tower Tech and ICB extended the maturity date of the ICB Line to April 22, 2009. In connection with the extension, Broadwind provided re-executed guaranties to ICB for all debt owed by each of Tower Tech and RBA to ICB. In addition, Tower Tech re-executed its guaranty for debts owed by RBA to ICB, and RBA re-executed its guaranty for debts owed to ICB by Tower Tech. We anticipated that each of Tower Tech and RBA would be in violation of certain financial covenants relating to net worth and debt to net worth ratio as of December 31, 2008. Tower Tech and RBA each received waivers on December 29, 2008 from ICB for the anticipated violations. On March 13, 2009, ICB agreed to extend the maturity date of the ICB Line to March 13, 2010 (the “ICB Line Extension Agreement”). Pursuant to the ICB Line Extension Agreement, Tower Tech agreed to establish new financial covenants with respect to minimum debt service coverage ratio and minimum tangible net worth. Tower Tech also agreed to maintain its primary deposit accounts with ICB and that no additional loans or leases shall be entered into by Tower Tech without the prior approval of ICB. As of June 30, 2009, Tower Tech had $110 available for additional borrowing under the ICB Line and was in compliance with all of its financial covenants under the ICB Line.

On April 28, 2009 (the “Construction Loan Closing Date”), Tower Tech entered into a Construction Loan Agreement with Great Western Bank (“Great Western”), pursuant to which Great Western will provide up to $10,000 in financing (the “Construction Loan”) to fund construction of Tower Tech’s wind tower manufacturing facility in Brandon, South Dakota (the “Facility”). Also on the Construction Loan Closing Date, Great Western agreed to advance $3,703, representing amounts previously paid by Tower Tech relating to construction of the Facility. Tower Tech anticipates making additional draws as needed until completion of the Facility.

The Construction Loan bears interest at a rate of 7.5% per annum on all advances. Tower Tech is required to make monthly payments of accrued and unpaid interest beginning June 5, 2009 and on the fifth day of each month thereafter, and must pay the outstanding principal and all accrued and unpaid interest on the maturity date, which is January 5, 2010, unless the Construction Loan is converted as described below. Tower Tech was also required to pay a $100 origination fee on the Construction Loan Closing Date.

The Construction Loan is secured by a first mortgage on the Facility and all fixtures, accounts and proceeds relating thereto, pursuant to a Mortgage and a Commercial Security Agreement, each between Tower Tech and Great Western and entered into on the Construction Loan Closing Date. In addition, pursuant to an Assignment of Deposit Account entered into on the Construction Loan Closing Date, Tower Tech granted Great Western a security interest in a $2,000 deposit account. The Company also executed a Commercial Guaranty and entered into a Subordination Agreement in connection with the Construction Loan, under which it has agreed to guarantee Tower Tech’s performance and to subordinate all intercompany debt with Tower Tech to the Construction Loan.

The Construction Loan may be accelerated under certain events of default (subject to applicable notice and cure provisions), including but not limited to: (i) failure to make any payment on the Construction Loan when due; (ii) failure to comply with or perform any covenants or conditions under the Construction Loan; (iii) failure to construct the Facility in accordance with the plans and specifications approved by Great Western or in accordance with the construction contracts relating to the Facility; and (iv) cessation of construction of the Facility. The Construction Loan contains representations, warranties and covenants that are customary to a construction financing arrangement.

Pursuant to a Letter Agreement dated as of the Construction Loan Closing Date among Great Western, Tower Tech and Broadwind (the “Letter Agreement”), Tower Tech may, any time prior to January 1, 2010, convert the Construction Loan into a term loan for up to $6,500, with an interest rate not to exceed 8.5% per annum (the “Great Western Term Loan”). Tower Tech would be required to pay a 1.0% origination fee upon the conversion, and would be required to make monthly payments of principal and accrued interest over the life of the Great Western Term Loan, which would be not less than seventy-eight months. Following the conversion to the Great Western Term Loan, Great Western would retain its security position in the collateral given as security for the Construction Loan, except for the deposit account assigned pursuant to the Assignment of Deposit Account, which would be released upon conversion. All other customary terms and conditions would be mutually agreed upon by Great Western and Tower Tech at the time of conversion. As of June 30, 2009, Tower Tech had received proceeds of approximately $3,808 under the Construction Loan.

Badger

On March 13, 2009, Badger obtained a term loan (the ‘‘FNB Term Loan’’) from First National Bank (“FNB”) in the amount of approximately $1,538. A portion of the proceeds from the FNB Term Loan was used to pay off Badger’s existing term loan and revolving line of credit with FNB, with the remainder available for working capital. The FNB Term Loan is secured by the inventory, accounts receivable and certain equipment of Badger. The FNB Term Loan bears interest at a rate of 6.75% per annum, matures on March 13, 2013, and is guaranteed by the Company.

RBA

On April 7, 2008, RBA executed four (4) promissory notes in favor of ICB (the “ICB Notes”), in the aggregate principal amount of approximately $3,781, as follows: (i) a term note in the maximum principal amount of approximately $421, bearing interest at a per annum rate of 6.85%, with a maturity date of October 5, 2012; (ii) a term note in the maximum principal amount of $700, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; (iii) a term note in the maximum principal amount of $928, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; and (iv) a line of credit note in the maximum principal amount of $1,732, bearing interest at a per annum rate of 4.48% until May 1, 2008 and thereafter at LIBOR, with a maturity date of April 5, 2009 (the “Line of Credit Note”). The ICB Notes provide for multiple advances, and are secured by substantially all of the assets of RBA. As of June 30, 2009, the total amount of indebtedness outstanding under the ICB Notes was $3,446.

On March 13, 2009, RBA and ICB extended the maturity date of the Line of Credit Note to March 13, 2010 (the “ICB Note Extension Agreement”). Pursuant to the ICB Note Extension Agreement, RBA established new financial covenants with respect to minimum debt service coverage ratio and minimum tangible net worth (these covenants were subsequently modified by the parties on April 22, 2009, effective as of March 31, 2009). RBA also agreed to maintain its primary deposit accounts with ICB and that no additional loans or leases shall be entered into by RBA without the prior approval of ICB. As of June 30, 2009, RBA had $32 available for additional borrowing under the Line of Credit Note and was in compliance with all of its financial covenants under the Line of Credit Note.

Related Party Note

As described in Note 7 “Related Party Transactions,” in May 2009 the Company entered into a settlement agreement with the Selling Shareholders, including Mr. Drecoll, the Company’s current Chief Executive Officer, related to the post-closing escrow established in connection with the Company’s acquisition of Brad Foote. Under the terms of the settlement agreement, among other terms, the Company issued three Selling Shareholder Notes in the aggregate principal amount of $3,000. The Selling Shareholder Notes mature on May 28, 2012 and bear interest at a rate of 7% per annum, with interest payments due quarterly. The Selling Shareholder Note issued to Mr. Drecoll in the principal amount of $2,320 is deemed by the Company to be a related party transaction. As of June 30, 2009, principal of $3,000 and accrued interest of $22 were outstanding under the Selling Shareholder Notes. The Company has accounted for the Selling Shareholder Notes as long-term debt in our condensed consolidated balance sheets as of June 30, 2009.

NOTE 9 — INTEREST RATE SWAP AGREEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the previous disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to provide more qualitative and quantitative information on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the provisions of SFAS 161 on January 1, 2009 on a prospective basis. The adoption had no impact on our condensed consolidated financial statements or results of operations for the three and six months ended June 30, 2009 except for the additional disclosure requirements as required by the pronouncement.

As part of our acquisition of Brad Foote in October 2007, the Company assumed two interest rate swap agreements. These swap agreements are intended to minimize the impact of interest rate fluctuations on certain debt instruments. Interest rate swap agreements involve exchanges of fixed or floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. In accordance with the provisions of SFAS 133, all derivatives are measured at fair value and recognized as either assets or liabilities on the Company’s balance sheet. The accounting for changes in the fair value of a derivative is dependent upon the use of the derivative and its resulting designation. Unless specific hedge accounting criteria are met, changes in the fair value of the derivative must be recognized currently in earnings. The Company’s interest rate swaps do not qualify for hedge accounting under SFAS 133, and therefore, the Company is required to recognize the swap agreements at their fair market value and record the fluctuations in the fair value of the swap agreements in current earnings. During the three and six months ended June 30, 2009, the Company reported an unrealized gain related to these fluctuations of approximately $113 and $198, respectively, compared to an unrealized gain of approximately $241 and $11, respectively, for the three and six months ended June 30, 2008. The fair market value of the interest rate swaps of $384 and $582 is recorded as a long-term liability in our condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively.

The following table presents the fair values of derivative instruments included on our condensed consolidated balance sheets as of June 30, 2009:

	Liability Derivatives
	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under SFAS 133
Interest rate contracts	Long-term liabilities (1)	$384
Total derivatives not designated as hedging instruments under SFAS 133		$384

(1)          The Company’s interest rate contracts are classified on a separate line item titled “Interest rate swap agreements” in the long-term liabilities section on our condensed consolidated balance sheets.

The following table presents the pretax amounts of interest rate contracts affecting our condensed consolidated statements of operations for the three and six months ended June 30, 2009:

Derivatives Not
Designated as Hedging	Location of Gain or (Loss)	Amount of Gain or (Loss)
Instruments under	Recognized in Income on	Recognized in Income on
SFAS 133	Derivative	Derivative
		Three Months Ended	Six Months Ended
		June 30, 2009	June 30, 2009
Interest rate contracts	Other income (expense)	$113	$198

Total		$113	$198

NOTE 10 — FAIR VALUE MEASUREMENTS

The Company has implemented SFAS No. 157, Fair Value Measurements (“SFAS 157”), related to its financial assets and liabilities, which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The SFAS 157 fair value hierarchy is defined as follows:

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

The following table represents the fair values of the Company’s financial liabilities as of June 30, 2009:

	Level I	Level II	Level III	Total
Liabilities:
Interest rate swaps	$—	$384	$—	$384
Total liabilities at fair value	$—	$384	$—	$384

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company’s long-term debt is approximately equal to its fair value.

NOTE 11 — INCOME TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes, which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, the Company had accrued interest or penalties related to uncertain tax positions totaling $53.

The Company files income tax returns in U.S. federal and state jurisdictions. As of June 30, 2009, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carry forwards. No changes in settled tax years have occurred through June 30, 2009. The Company does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next 12 months.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Loss before provision (benefit) for income taxes	$(5,263)	$(1,961)	$(12,849)	$(5,216)
Provision (benefit) for income taxes	163	12	(273)	200
Net loss	$(5,426)	$(1,973)	$(12,576)	$(5,416)

Effective tax rates differ from federal statutory income tax rates primarily due to changes in valuation allowance, permanent differences and provisions for state and local income taxes. As of June 30, 2009, the Company had a net deferred tax liability of $1,277 primarily related to temporary differences in indefinite-lived assets. These indefinite-lived assets consist of tax deductible goodwill from business acquisitions completed during 2007 and 2008. During the three and six months ended June 30, 2009, the Company recorded a provision and benefit for income taxes of $163 and $273, respectively, compared to a provision for income taxes for the three and six months ended June 30, 2008 of $12 and $200, respectively. The decrease in income taxes was primarily attributable to higher net losses during the six months ended June 30, 2009, a full income tax valuation allowance for federal income tax reporting purposes as a result of the Company’s net operating loss carryforwards and a decrease in state income taxes and deferred state income tax liabilities resulting from a favorable change in the state of Wisconsin’s method of calculating state income taxes on a prospective basis.

NOTE 12 — SHARE-BASED COMPENSATION

The Company grants incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2007 Equity Incentive Plan (the “EIP”), which was approved by the Company’s Board of Directors in October 2007 and by the Company’s stockholders in June 2008. The EIP was subsequently amended in August 2008 by the Company’s Board of Directors to include certain non-material amendments to clarify the terms and conditions of restricted stock awards and to provide that the administrator of the EIP has the authority to authorize future amendments to the EIP. The EIP was further amended in June 2009 to increase the number of shares of common stock authorized for issuance under the EIP. As amended, the EIP reserves 5,500,000 shares of common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of June 30, 2009, the Company had reserved 1,654,193 shares for the exercise of stock options outstanding, 232,052 shares for restricted stock unit awards outstanding and 3,474,888 additional shares for future stock awards under the EIP. As of June 30, 2009, 138,867 shares of common stock reserved for stock options and restricted stock unit awards under the EIP have been issued in the form of common stock.

Stock Options. The exercise price of stock options granted under the EIP is equal to the closing price of our common stock on the date of grant. Stock options generally become exercisable on the anniversary of the grant date, with vesting terms that may range from one to five years from the date of grant. Additionally, stock options expire ten years after the date of grant. If a plan participant’s employment is terminated during the vesting period, he or she forfeits the right to unvested stock option awards.

Stock option activity during the six months ended June 30, 2009 was as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2008	2,030,000	$11.60
Granted	169,193	7.23
Exercised	(55,000)	8.10
Forfeited	(474,667)	10.43
Cancelled	(15,333)	9.32
Outstanding as of June 30, 2009	1,654,193	$11.63

Exercisable as of June 30, 2009	208,100	$10.40

Restricted Stock. The granting of restricted stock units is provided for under the EIP. Restricted stock units generally vest on the anniversary date of the grant date; vesting terms range from immediate vesting to five years from the date of grant. The fair value of each unit granted is equal to the closing price of our common stock on the date of grant and is expensed ratably over the vesting term of the restricted stock award. If a plan participant’s employment is terminated during the vesting period, he or she forfeits the right to any unvested portion of the restricted stock units.

Activity related to restricted stock unit awards during the six months ended June 30, 2009 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2008	127,500	$10.71
Granted	180,919	5.84
Vested	(76,367)	3.31
Forfeited	—	—
Outstanding as of June 30, 2009	232,052	$9.16

In accordance with the pronouncement provisions of SFAS No. 123R (revised), Share-Based Payment, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the six months ended June 30, 2009 and 2008, and assumptions used to value stock options, are as follows:

	Six Months Ended June 30,
	2009	2008
Dividend yield	—	—
Risk-free interest rate	2.6%	3.1%
Weighted average volatility	85.0%	60.0%
Expected life (in years)	6.5	6.5
Weighted average grant date fair value per share of options granted	$5.31	$5.61

Dividend yield is zero as the Company currently does not pay a dividend.

Risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the award.

Volatility is estimated based on comparable volatility averages for the energy related sector at the time of grant.

The expected life of each stock option award granted during the six months ended June 30, 2009 was derived using the “simplified method” for estimating the expected term of a “vanilla-option” in accordance with Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, as amended by SAB No. 110, Share-Based Payment. The expected life of each stock option award granted during the six months ended June 30, 2008 was estimated based on the service period of the stock option award.

The fair value of each unit of restricted stock is equal to the fair market value of our common stock as of the date of grant.

The following table summarizes share-based compensation expense included in our condensed consolidated statements of operations for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
Share-based compensation expense:
Selling, general and administrative	$1,365	$903
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$1,365	$903

Reduction in earnings per share:
Basic and diluted earnings per share (2)	$0.01	$0.01

(1)

Income tax benefit is not illustrated because the Company is currently operating at a loss and an actual income tax benefit may not be realized for the six months ended June 30, 2009 and 2008, respectively. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is reserved for in the valuation allowance.

(2)

Diluted earnings per share for the six months ended June 30, 2009 and 2008 does not include common stock equivalents due to its anti-dilutive nature as a result of the Company’s net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

As of June 30, 2009, we estimate that pre-tax compensation expense for all unvested share-based awards, including both stock options and restricted stock units, in the amount of approximately $10,320 will be recognized through the year 2014. We expect that the exercising of stock options and future vesting of restricted stock units will be satisfied by issuing new shares of our common stock.

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets under FAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP FAS 142-3 will require certain additional disclosures beginning October 1, 2009 and prospective application to useful life estimates prospectively for intangible assets acquired after September 30, 2009. The Company is in the process of evaluating the impact that the adoption of FSP FAS 142-3 may have on its financial statements and related disclosures.

In April 2009, FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption of FSP FAS 115-2 and FAS 124-2 had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, FASB issued SFAS No 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations.

In June 2009, FASB issued SFAS No. 166 (“SFAS 166”), Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact SFAS 166 will have on the consolidated results of the Company.

In June 2009, FASB issued SFAS No. 167 (“SFAS 167”), Amendments to FASB Interpretation No. 46(R). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company is currently evaluating the impact SFAS 167 will have on the consolidated results of the Company.

In June 2009, FASB issued SFAS No 168, The FASB Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), a replacement of SFAS No 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 will become the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP effective July 1, 2009. Rules and authoritative releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim or annual financial periods ending after September 15, 2009. The adoption of this pronouncement is not anticipated to have a material impact on the Company’s financial position or results of operations.

NOTE 14 — SEGMENT REPORTING

During the second quarter of 2008, management changed the Company’s reportable segments to reflect changes in the management reporting structure of the organization and the manner in which our chief operating decision maker assesses information for decision-making purposes, including the allocation of resources. The revised reporting structure includes two reportable segments: “Products” (formerly “Products and Components”) and “Services” (formerly “Service, Transportation and Maintenance”). Accordingly, all prior period segment information has been reclassified to properly reflect our current reportable segments.

The Company’s segments and their product and service offerings are summarized below:

Products

The Products segment includes the operations of Brad Foote, Tower Tech and RBA. This segment specializes in the manufacture and sale of products such as high precision gears for wind turbines, custom-engineered gearing systems for the mining, energy, and industrial sectors, structural wind towers, internal tower components, and large fabricated and machined components for the construction and mining industries. Production processes include sophisticated form grinding and finishing of gears and gear sets, steel plate processing, semi-automated heavy welding and custom corrosion protection of components. Our primary focus is on the wind energy industry; however, our Products segment also services mining, oil and gas, construction and other industrial energy applications.

Services

The Services segment was established upon our acquisition of EMS in January 2008 and expanded with our acquisition of Badger in June 2008. This segment specializes in construction, operations and maintenance and component repair services for the wind energy industry as well as specialized heavy haul trucking services to installation sites. Services provided include construction and technical support in the erection of wind turbine generators, scheduled and unscheduled maintenance, fiberglass blade repair, retrofit solutions, technical training, and the transportation of oversize/overweight equipment and machinery. The Services segment has service hub locations in South Dakota, Texas and Wisconsin and satellite field service centers in California, Colorado and Illinois.

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

Below is a summary of segment operations as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008. Segment information related to the three and six months ended June 30, 2008 has been reclassified to conform to our current segment presentation.

	Revenues		Operating Profit (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Segments:
Products segment	$39,892	$34,042	$(5,697)	$2,421
Services segment	12,486	6,788	145	(393)
Corporate and Other (1)	(65)	—	(4,728)	(3,670)
	$52,313	$40,830	$(10,280)	$(1,642)

	Revenues		Operating Profit (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Segments:
Products segment	$83,026	$64,290	$(9,526)	$2,718
Services segment	22,714	11,704	(783)	(866)
Corporate and Other (1)	(365)	—	(7,108)	(5,433)
	$105,375	$75,994	$(17,417)	$(3,581)

	Total Assets as of
	June 30,	December 31,
	2009	2008
Segments:
Products segment	$284,667	$308,044
Services segment	61,096	65,795
Corporate and Other (2)	6,181	5,909
	$351,944	$379,748

(1)

“Corporate and Other” includes corporate selling, general and administrative expenses and intercompany eliminations. Corporate selling, general and administrative expenses includes corporate salaries and benefits, share-based compensation, and professional fees.

(2)	“Corporate and Other” includes assets of the corporate headquarters and intercompany eliminations.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Customer Disputes

During 2008, the Company was involved in a pricing dispute with a customer, which included accumulated unpaid accounts receivable balances totaling approximately $2,249. In the fourth quarter of 2008, the Company and the customer reached a tentative resolution on this matter, which is still being finalized. Based on the discussions that occurred in 2008, the Company wrote-off accounts receivable balances in the amount of $2,249 during the fourth quarter of 2008.

Purchase Commitments

Tower Tech has issued building and equipment purchase commitments associated with the construction of a new wind tower manufacturing facility located in Brandon, South Dakota totaling approximately $3,600 as of June 30, 2009. These purchase commitments are scheduled to be completed in 2009.

During 2007, Brad Foote entered into a purchase contract for equipment with a foreign vendor, which was subsequently modified on December 31, 2008. Under the terms of this amended purchase agreement, the Company agreed to equipment purchases totaling $3,674, of which $978 was paid as a down payment and the remaining $2,784 in principal plus accrued interest at 6% per annum is to be paid in twelve equal monthly installments through December 2009. The Company has accounted for this purchase agreement as a promissory note and the outstanding balance of $1,624 and $2,784, respectively, is included in lines of credit and notes payable in the current liabilities section of our condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008.

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

Environmental Compliance and Remediation Liabilities

Our operations and products are subject to a variety of environmental laws and regulations in the jurisdictions in which we operate and sell products governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous materials, soil and groundwater contamination, employee health and safety, and product content, performance and packaging. Also, certain environmental laws can impose the entire cost or a portion of the cost of investigating and cleaning up a contaminated site, regardless of fault, upon any one or more of a number of parties, including the current or previous owner or operator of the site. These environmental laws also impose liability on any person who arranges for the disposal or treatment of hazardous substances at a contaminated site. Third parties may also make claims against owners or operators of sites and users of disposal sites for personal injuries and property damage associated with releases of hazardous substances from those sites.

As previously disclosed, in September 2007, Tower Tech received a notice of violation from the Wisconsin Department of Natural Resources (“WDNR”) stating that Tower Tech was in violation of several provisions of the state’s air pollution laws and regulations in connection with the construction and operation of two new paint booths at its Manitowoc, Wisconsin facility. Tower Tech and the WDNR subsequently agreed to resolve such violation with a payment by Tower Tech of $95 to the WDNR and the installation of certain equipment that could result in the potential reduction of certain emissions related to paints and thinners used by Tower Tech.

Warranty Liability

Within our Products segment, we provide warranty terms that generally range from two to seven years for various products relating to workmanship and materials supplied by the Company. We reserve for warranty claims based on industry experience and estimates made by management. From time to time, customers may submit warranty claims against the Company. In certain contracts, we have recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of June 30, 2009 and December 31, 2008, our estimated product warranty liability was $1,265 and $890, respectively, and is recorded within accrued liabilities in our condensed consolidated balance sheets.

Sale-Leaseback Transactions

Certain subsidiaries of the Company have entered into sale-leaseback agreements whereby certain owned equipment is sold to a third party financing company in exchange for cash and the subsidiary enters into a lease agreement for the equipment with the purchaser for a certain period of time. The primary purpose of these arrangements is to provide additional liquidity to meet working capital requirements. Depending on the term of the lease agreement in relation to the remaining useful life of the equipment, the lease may be classified as an operating lease or a capital lease in our results of operations. In addition, the sale of the assets may result in a gain or loss on disposition, which must be amortized to other income or loss in our statement of operations over the life of the operating lease.  As of June 30, 2009 minimum rental payments due under these lease agreements was $98.

Other

As of June 30, 2009, approximately 28% of our employees were covered by two collective bargaining agreements with local unions. These agreements are scheduled to expire in October 2009 and February 2010.

NOTE 16 — EARNINGS PER SHARE

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic earnings per share calculation:

Net loss to common stockholders	$(5,426)	$(1,973)	$(12,576)	$(5,416)

Weighted average number of common shares outstanding	96,547,386	86,821,984	96,520,211	83,255,004
Basic net loss per share	$(0.06)	$(0.02)	$(0.13)	$(0.07)

Diluted earnings per share calculation:

Net loss to common stockholders	$(5,426)	$(1,973)	$(12,576)	$(5,416)

Weighted average number of common shares outstanding	96,547,386	86,821,984	96,520,211	83,255,004
Common stock equivalents:
Stock options and restricted stock units (1)	—	—	—	—
Weighted average number of common shares outstanding	96,547,386	86,821,984	96,520,211	83,255,004
Diluted net loss per share	$(0.06)	$(0.02)	$(0.13)	$(0.07)

(1) Stock options and restricted stock units granted and outstanding of 1,886,245 and 1,450,500 as of June 30, 2009 and 2008, respectively, are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company’s net loss for these respective periods.

NOTE 17 — SUBSEQUENT EVENTS

On August 7, 2009, Brad Foote, the BF Subsidiaries and BOA entered into a Third Omnibus Amendment Agreement (the “Third Omnibus Amendment”), further amending the Loan Agreement. Among other things, the Third Omnibus Amendment further amended and restated certain financial covenants. The Third Omnibus Amendment also provided that (i) BOA waive Brad Foote’s violation of the financial covenants set forth in Sections 14.1(d) and (f) of the Loan Agreement (the senior debt to EBITDA and minimum EBITDA covenants) for the second quarter of 2009 and the calendar month of June 2009, respectively, (ii) BOA waive certain breaches or events of default under the Loan Agreement relating to Brad Foote’s inventory record keeping, liens filed against certain of Brad Foote’s property (which have subsequently been released by the lien holders), and the delivery of certain Brad Foote financial information, (iii) Brad Foote pay BOA a $35 amendment and waiver fee, as well as all reasonable fees and expenses of BOA incurred in connection with the Third Omnibus Amendment, (iv) the interest rate payable under each of the Debt Facilities shall be equal to the greater of (A) LIBOR plus five percent (5%) and (B) seven percent (7%) and (v) Brad Foote may borrow funds from Broadwind on a revolving basis, up to a maximum principal amount of $3,000, which shall be subordinated to indebtedness owed by Brad Foote to BOA and which shall not be subject to certain restrictions imposed on payment of otherwise previously existing intercompany debt between Brad Foote and Broadwind. Additionally, the Company and the BF Subsidiaries entered into a Reaffirmation dated August 7, 2009, reaffirming that each of the Loan Documents (as defined in the Loan Agreement) to which they are a party remains in full force and effect and is ratified and confirmed.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1, “Financial Statements” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 for further discussion. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties.

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

•                  Results of Operations — an analysis and comparison of our condensed consolidated results of operations for the three and six months ended June 30, 2009 and 2008, as reflected in our condensed consolidated statements of operations.

•                  Summary of Critical Accounting Policies and Estimates — a discussion of accounting policies and estimates that we believe require management’s most subjective or complex judgments.

•                  Liquidity, Financial Position and Capital Resources — a discussion of our primary sources and uses of cash for the three and six months ended June 30, 2009 and 2008, a discussion of selected changes in our financial position, and any changes to our future contractual obligations.

OUR BUSINESS

Business Overview

We are a supplier of value-added products and services to the North American wind energy sector as well as other energy-related industries. We provide our customers, such as leading wind turbine manufacturers and developers, wind farm operators and service companies, with a broad range of component and service offerings. Since 2006, we have made significant investments in the growth of our business through a series of acquisitions and capital investments. In doing so, we have developed a broad, U.S.-based supply chain for wind energy development in North America. We are also pursuing international business opportunities so that we can better serve our customers, enhance our supply chain and develop synergies among our subsidiary companies. In addition, we plan to increase our efforts in developing new technologies that will further enhance the products and services we provide our customers in the wind energy market. Our businesses are currently organized in two operating segments: Products and Services.

Products

The Products segment includes the operations of Brad Foote Gear Works, Inc. (“Brad Foote”), Tower Tech Systems Inc. (“Tower Tech”) and R.B.A., Inc. (“RBA”). This segment specializes in the manufacture and sale of products such as high precision gears for wind turbines, custom-engineered gearing systems for the mining, energy, and industrial sectors, structural wind towers, internal tower components, and large fabricated and machined components for the construction and mining industries. Production processes include sophisticated form grinding and finishing of gears and gear sets, steel plate processing, semi-automated heavy welding and custom corrosion protection of components. Our primary focus is on the wind energy industry; however, our Products segment also services mining, oil and gas, construction and other industrial energy applications.

Services

The Services segment was established upon our acquisition of Energy Maintenance Service, LLC (“EMS”) in January 2008 and expanded with our acquisition of Badger Transport, Inc. (“Badger”) in June 2008. This segment specializes in construction, operations and maintenance and component repair services for the wind energy industry as well as specialized heavy haul trucking services to installation sites. Services provided include construction and technical support in the erection of wind turbine generators, scheduled and unscheduled maintenance, fiberglass blade repair, retrofit solutions, technical training, and the transportation of oversize/overweight equipment and machinery. The Services segment has service hub locations in South Dakota, Texas and Wisconsin and satellite field service centers in California, Colorado and Illinois.

Second Quarter Overview

During the second quarter of 2009, the Company continued to be affected by the global economic downturn, particularly with respect to the economic impact that it continues to have on our customers. Historically, the majority of our revenues are highly concentrated with a limited number of customers. During the first half of 2009, several of our customers within our Products segment have expressed their intent to scale back, delay or restructure existing customer agreements. As a result, our operating profits and gross margins have been negatively affected by a decline in production levels, which have created production volume inefficiencies in our operations and cost structures. Accordingly, the Company has taken initiatives to mitigate the effects of this decline in production volume through cost cutting measures throughout our operations as well as reducing our capital spending. While our Products segment continues to be affected by the current economic downturn, our Services segment has continued to grow as a result of an increase in service contracts entered into during the current year in addition to the inclusion of Badger in our results of operations.

The Company continues to focus efforts on maintaining adequate liquidity and cash balances for future operating needs, which have included, among others, restructuring existing debt and credit agreements, entering into new debt obligations and through additional sales-leaseback transactions. While we anticipate being able to maintain adequate liquidity, there can be no assurance that our cash balances and cash flows will be adequate, and unfavorable changes to our revenues, customer collections or other events that may arise may have an adverse impact on our cash flows and liquidity.

In May, we announced that Stephen Graham was appointed as our Interim Chief Financial Officer. Mr. Graham replaced Matthew Gadow, who resigned from his positions as our Executive Vice President and Chief Financial Officer on April 30, 2009. On June 5, 2009, Mr. Graham notified us that he was resigning from his position as Interim Chief Financial Officer of the Company, effective June 19, 2009, in order to accept a permanent position of employment closer to his residence. On July 13, 2009, we appointed Kevin Johnson, our Director of Compliance, as our Interim Chief Financial Officer, to fill the vacancy created by Mr. Graham’s resignation. In August, we announced that Stephanie Kushner was appointed as our permanent Chief Financial Officer, effective August 15, 2009. Ms. Kushner has over 30 years of accounting and financial experience, including the last six years serving as Chief Financial Officer at Federal Signal Corporation. As part of this appointment, Mr. Johnson will assume the role of Corporate Controller and Chief Accounting Officer for the Company.

In June, we announced the realignment of our operations management team to advance our business development, international and technology efforts. The Company announced that our Chief Operating Officer, Lars Moller, was named President, Technology and International, and resigned from his position as Chief Operating Officer. In this newly created role, Mr. Moller will focus his efforts on the Company’s development of new technologies, international expansion and managing key customers and other third-party relationships. As part of the realignment, Jess Collins was appointed Group President for Tower Tech, RBA and Badger and Donald Naab was appointed Group President for Brad Foote and EMS.

Business and Operating Strategy

Our business strategy is to capitalize on the anticipated growth of wind and other energy sectors in the U.S. and Canada by providing the highest value-added components and services across the wind and other energy sector supply chains. We seek to expand our market share in the North American wind energy industry and other energy sectors and to be the leading provider of a comprehensive supply chain solution to our customers in North America. The recent downturn in the economy and the effects of the disruptions in the global credit markets and financial systems have had a negative effect on new wind farm development and the global heavy manufacturing industry and have limited our short term growth prospects. In light of these challenges and our belief that we have invested in enough infrastructure to meet our short term goals, our immediate focus is to concentrate on (i) achieving operational excellence within our existing businesses, (ii) continuing to expand our North American market share and (iii) maintaining adequate liquidity and working capital.

Our strategic objectives include the following:

•                  Become the leading provider in the wind energy supply chain in North America by expanding our suite of products and services;

•                  Leverage our success in North America to pursue international opportunities;

•                  Leverage our customer relationships within the wind energy industry and related sectors to cross-sell our products and services;

•                  Continue to develop our service and maintenance businesses;

•                  Continue to improve production, technology, operational efficiency and enhance our cost structure;

•                  Utilize our capacity to increase market share and satisfy our customers’ demand for our products and services; and

•                  Recruit, train and retain high quality employees in our current and planned facilities.

Risks Related to Market Conditions

The recent disruption in the global credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets generally, particularly in the U.S. and Europe, have all contributed to a reduction in consumer spending and a decline in the overall U.S. economy. Although the recent disruptions were initially in the housing, financial and insurance sectors, this deterioration has further expanded to the general economy and other sectors, including the wind energy sector. Tight credit, increased unemployment and reduced consumer confidence have had negative effects on demand for development of alternative sources of energy and consequently for our product and service offerings. The timing and pattern of an economic recovery remain highly uncertain. A prolonged downturn in the U.S. or global economy could have a material adverse effect on our business in a number of ways, including lower sales and renewal cycles if there is a reduction in demand for wind energy and could have a material adverse effect on our liquidity, results of operations and financial condition.

If these conditions continue or worsen, they may result in reduced worldwide demand for energy and additional difficulties in obtaining financing, which may adversely affect our business. Risks we might face include: potential declines in revenues in our business segments due to reduced orders or other factors caused by economic challenges faced by our customers and prospective customers, potential adverse impacts on our ability to access credit and other financing sources beyond the approved credit lines we currently have, and increased costs associated with accessing further credit and financing sources. Further, if these conditions continue or worsen, our ability to finance future acquisitions or significant capital expenditures relating to new projects and lines of business may be adversely affected.

Additionally, a continued economic slowdown may result in impairment to our fixed assets, goodwill and intangible assets. We perform an annual goodwill impairment test during October of each year, or more frequently when events or circumstances indicate that the carrying value of the Company’s assets may not be recovered. The Company tests intangible assets only when events or circumstances indicate that the carrying value of the Company’s assets may not be recovered. A continued economic slowdown could result in changes to the Company’s expectations of future financial results and cash flows. These changes could indicate an unfavorable change to management’s estimates of the fair value of the Company’s reportable segments and could result in a review of our goodwill and intangible assets, which could indicate potential impairment to the carrying value of the Company’s assets.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

	Three Months Ended June 30,				2009 vs. 2008
	2009	% of Total Revenue	2008	% of Total Revenue	$ Change	% Change

Revenues	$52,313	100.0%	$40,830	100.0%	$11,483	28.1%
Cost of sales	49,162	94.0%	30,739	75.3%	18,423	59.9%
Gross margin	3,151	6.0%	10,091	24.7%	(6,940)	-68.8%

Operating expenses
Selling, general and administrative expenses	10,525	20.1%	8,995	22.0%	1,530	17.0%
Intangible amortization	2,906	5.6%	2,738	6.7%	168	6.1%
Total operating expenses	13,431	25.7%	11,733	28.7%	1,698	14.5%

Operating loss	(10,280)	-19.7%	(1,642)	-4.0%	(8,638)	526.1%

Other income (expense)
Interest income	93	0.2%	327	0.8%	(234)	-71.6%
Interest expense	(650)	-1.2%	(1,121)	-2.7%	471	-42.0%
Other, net	5,574	10.6%	475	1.1%	5,099	1073.5%
Other income (expense), net	5,017	9.6%	(319)	-0.8%	5,336	-1672.7%

Net loss before provision for income taxes	(5,263)	-10.1%	(1,961)	-4.8%	(3,302)	168.4%
Provision for income taxes	163	0.3%	12	0.0%	151	-1258.3%
Net loss	$(5,426)	-10.4%	$(1,973)	-4.8%	$(3,453)	175.0%

The following tables present our results of operations by reportable segments for the three months ended June 30, 2009:

	Three Months Ended June 30, 2009

	Products	Services	Corporate and Other (1)	Total

Revenues	$39,892	$12,486	$(65)	$52,313
Cost of sales	39,897	9,330	(65)	49,162
Gross margin	(5)	3,156	—	3,151

Operating expenses
Selling, general and administrative expenses	3,646	2,151	4,728	10,525
Intangible amortization	2,046	860	—	2,906
Total operating expenses	5,692	3,011	4,728	13,431

Operating (loss) income	(5,697)	145	(4,728)	(10,280)

Other (expense) income, net	(1,113)	(278)	6,408	5,017

Net loss before (benefit) provision for income taxes	(6,810)	(133)	1,680	(5,263)
(Benefit) provision for income taxes	(558)	(416)	1,137	163
Net (loss) income	$(6,252)	$283	$543	$(5,426)

(1) “Corporate and Other” includes corporate selling, general and administrative expenses and intercompany eliminations. Corporate selling, general and administrative expenses includes corporate salaries and benefits, share-based compensation and professional fees.

The following tables present our results of operations by reportable segments for the three months ended June 30, 2008:

	Three Months Ended June 30, 2008
	Products	Services (1)	Corporate and Other (2)	Total

Revenues	$34,042	$6,788	$—	$40,830
Cost of sales	27,228	3,511	—	30,739
Gross margin	6,814	3,277	—	10,091

Operating expenses
Selling, general and administrative expenses	2,294	3,031	3,670	8,995
Intangible amortization	2,099	639	—	2,738
Total operating expenses	4,393	3,670	3,670	11,733

Operating income (loss)	2,421	(393)	(3,670)	(1,642)

Other (expense) income, net	(560)	(115)	356	(319)

Net income (loss) before provision for income taxes	1,861	(508)	(3,314)	(1,961)
Provision for income taxes	—	—	12	12
Net loss	$1,861	$(508)	$(3,326)	$(1,973)

(1) For the three months ended June 30, 2008, the “Services” segment includes the results of operations of EMS and the results of operations of Badger for the period of June 4, 2008 through June 30, 2008. Badger was acquired by the Company on June 4, 2008.

(2) “Corporate and Other” includes corporate selling, general and administrative expenses and intercompany eliminations. Corporate selling, general and administrative expenses includes corporate salaries and benefits, share-based compensation and professional fees.

Revenues

Total revenues increased $11,483, or 28% from $40,830 during the three months ended June 30, 2008, to $52,313 during the three months ended June 30, 2009.

Products segment revenues increased $5,850 from $34,042 during the three months ended June 30, 2008, to $39,892 during the three months ended June 30, 2009. The increase in revenues within our Products segment is primarily attributable to an increase in wind tower units sold during the current quarter as a result of production at our new wind tower manufacturing facility in Abilene, Texas and a higher percentage of materials in the selling price of certain of our wind towers. The increase in wind tower revenues during the three months ended June 30, 2009 was partially offset by a decrease in revenues at Brad Foote resulting from a decline in gearing orders and delays in the shipment of finished goods during the current quarter.

Services segment revenues increased $5,698 from $6,788 during the three months ended June 30, 2008, to $12,486 during the three months ended June 30, 2009. The increase in revenues within our Services segment is primarily attributable to the inclusion of revenues from Badger, which was acquired by the Company in June 2008. In addition, revenues during the three months ended June 30, 2009 increased at EMS as a result of an increase in service contracts completed during the current quarter.

Cost of Sales

Total cost of sales increased $18,423 from $30,739 during the three months ended June 30, 2008, to $49,162 during the three months ended June 30, 2009.

Products segment cost of sales increased from $27,228 during the three months ended June 30, 2008, to $39,897 during the three months ended June 30, 2009. The increase in cost of sales within our Products segment is primarily attributable to higher production costs associated with a new customer order, start-up costs at our new wind tower manufacturing facility located in Abilene, Texas, the inclusion of materials in the selling price of certain wind towers and under-absorption of fixed operating costs at Brad Foote as a result of a decrease in production volume during the current quarter.

Services segment cost of sales increased from $3,511 during the three months ended June 30, 2008, to $9,330 during the three months ended June 30, 2009. The increase in cost of sales within our Services segment is primarily attributable to the inclusion of operating costs of Badger and incremental cost of sales at EMS as a result of an increase in service contracts completed during the current quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased from $8,995 during the three months ended June 30, 2008, to $10,525 during the three months ended June 30, 2009. The increase was primarily attributable to higher administrative salary expense as a result of staffing corporate legal, accounting and human resources functions during the second half of 2008. In addition, selling, general and administrative expenses increased as a result of several one-time expenses incurred during the three months ended June 30, 2009. These one-time expenses were attributable to severance payments made to a former executive, higher professional fees related to the filing of our registration statement with the Securities and Exchange Commission (“SEC”) during the second quarter of 2009, professional fees and due diligence expenses associated with a potential acquisition that the Company did not complete and professional fees related to the finalization of audits related to acquisitions completed in prior years.

Intangible Amortization

Intangible amortization expense increased from $2,738 during the three months ended June 30, 2008, to $2,906 during the three months ended June 30, 2009. The increase was primarily attributable to an increase in intangible amortization expense related to customer relationships and trade name intangibles resulting from the acquisitions of EMS and Badger, which the Company acquired during January 2008 and June 2008, respectively.

Other Income (Expense), net

Other expense, net was $319 during the three months ended June 30, 2008, compared to other income, net of $5,017 during the three months ended June 30, 2009. The increase was primarily attributable to the recognition of $5,082 in income related to an escrow settlement agreement with the former owners of Brad Foote during the three months ended June 30, 2009.

Provision for Income Taxes

During the three months ended June 30, 2008, the Company reported a provision for income taxes of $12 compared to $163 during the three months ended June 30, 2009. The increase in income taxes is primarily attributable to a reduction in our income tax benefit due to a full income tax valuation allowance for federal income tax reporting purposes as a result of the Company’s net operating loss carryforwards as a result of higher net losses during the current quarter and a decrease in state income taxes and deferred state tax liabilities resulting from a favorable change in the state of Wisconsin’s method of calculating state income on a prospective basis.

Net Loss

Net loss increased from $1,973 during the three months ended June 30, 2008, to $5,426 during the three months ended June 30, 2009, primarily as a result of the factors as described above.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

	Six Months Ended June 30,				2009 vs. 2008
	2009	% of Total Revenue	2008	% of Total Revenue	$ Change	% Change

Revenues	$105,375	100.0%	$75,994	100.0%	$29,381	38.7%
Cost of sales	97,539	92.6%	57,893	76.2%	39,646	68.5%
Gross margin	7,836	7.4%	18,101	23.8%	(10,265)	-56.7%

Operating expenses
Selling, general and administrative expenses	19,441	18.4%	16,365	21.5%	3,076	18.8%
Intangible amortization	5,812	5.5%	5,317	7.0%	495	9.3%
Total operating expenses	25,253	23.9%	21,682	28.5%	3,571	16.5%

Operating loss	(17,417)	-16.5%	(3,581)	-4.7%	(13,836)	386.4%

Other income (expense)
Interest income	104	0.1%	447	0.6%	(343)	-76.7%
Interest expense	(1,203)	-1.1%	(2,458)	-3.2%	1,255	-51.1%
Other, net	5,667	5.3%	376	0.5%	5,291	1407.2%
Other income (expense), net	4,568	4.3%	(1,635)	-2.1%	6,203	-379.4%

Net loss before (benefit) provision for income taxes	(12,849)	-12.2%	(5,216)	-6.8%	(7,633)	146.3%
(Benefit) provision for income taxes	(273)	-0.3%	200	0.3%	(473)	236.5%
Net loss	$(12,576)	-11.9%	$(5,416)	-7.1%	$(7,160)	132.2%

The following tables present our results of operations by reportable segments for the six months ended June 30, 2009:

	Six Months Ended June 30, 2009
	Products	Services	Corporate and Other (1)	Total

Revenues	$83,026	$22,714	$(365)	$105,375
Cost of sales	80,586	17,173	(220)	97,539
Gross margin	2,440	5,541	(145)	7,836

Operating expenses
Selling, general and administrative expenses	7,874	4,604	6,963	19,441
Intangible amortization	4,092	1,720	—	5,812
Total operating expenses	11,966	6,324	6,963	25,253

Operating loss	(9,526)	(783)	(7,108)	(17,417)

Other (expense) income, net	(2,318)	(469)	7,355	4,568

Net loss before (benefit) provision for income taxes	(11,844)	(1,252)	247	(12,849)
Provision (benefit) for income taxes	(409)	(616)	752	(273)
Net loss	$(11,435)	$(636)	$(505)	$(12,576)

(1) “Corporate and Other” includes corporate selling, general and administrative expenses and intercompany eliminations. Corporate selling, general and administrative expenses includes corporate salaries and benefits, share-based compensation and professional fees.

The following tables present our results of operations by reportable segments for the six months ended June 30, 2008:

	Six Months Ended June 30, 2008
	Products	Services (1)	Corporate and Other (2)	Total

Revenues	$64,290	$11,704	$—	$75,994
Cost of sales	51,748	6,145	—	57,893
Gross margin	12,542	5,559	—	18,101

Operating expenses
Selling, general and administrative expenses	5,732	5,200	5,433	16,365
Intangible amortization	4,092	1,225	—	5,317
Total operating expenses	9,824	6,425	5,433	21,682

Operating income (loss)	2,718	(866)	(5,433)	(3,581)

Other (expense) income, net	(942)	42	(735)	(1,635)

Net income (loss) before provision for income taxes	1,776	(824)	(6,168)	(5,216)
Provision for income taxes	—	—	200	200
Net income (loss)	$1,776	$(824)	$(6,368)	$(5,416)

(1) For the six months ended June 30, 2008, the “Services” segment includes the results of operations of EMS for the period of January 16, 2008 through June 30, 2008 and results of operations of our Badger subsidiary for the period of June 4, 2008 through June 30, 2008. Badger was acquired by the Company on June 4, 2008.

(2) “Corporate and Other” includes corporate selling, general and administrative expenses and intercompany eliminations. Corporate selling, general and administrative expenses includes corporate salaries and benefits, share-based compensation and professional fees.

Revenues

Total revenues increased $29,381, or 39% from $75,994 during the six months ended June 30, 2008, to $105,375 during the six months ended June 30, 2009.

Products segment revenues increased $18,736 from $64,290 during the six months ended June 30, 2008, to $83,026 during the six months ended June 30, 2009. The increase in revenues within our Products segment is primarily attributable to the inclusion of materials in the selling price of certain wind towers and an increase in wind towers manufactured as compared to the prior year, offset by revenue declines at Brad Foote as a result of a decline in production orders.

Services segment revenues increased $11,010 from $11,704 during the six months ended June 30, 2008, to $22,714 during the six months ended June 30, 2009. The increase in revenues within our Services segment is primarily attributable to six months of operating results at Badger as compared to the prior year in addition to higher revenues at EMS as a result of the completion of an existing service contract.

Cost of Sales

Total cost of sales increased $39,646 from $57,893 during the six months ended June 30, 2008, to $97,539 during the six months ended June 30, 2009.

Products segment cost of sales increased from $51,748 during the six months ended June 30, 2008, to $80,586 during the six months ended June 30, 2009. The increase in cost of sales within our Products segment is primarily attributable to higher operating costs as a result of our new wind tower manufacturing facility in Abilene, Texas, start-up delays and operating inefficiencies at our Manitowoc, Wisconsin wind tower manufacturing facility related to a new wind tower manufacturing contract and the inclusion of materials in the selling price of certain wind towers. Additionally, our Products segment cost of sales increased as a result of a higher inventory reserve provision for scrap and obsolete materials and volume inefficiencies due to a decline in production volume at Brad Foote.

Services segment cost of sales increased from $6,145 during the six months ended June 30, 2008, to $17,173 during the six months ended June 30, 2009. The increase in cost of sales within our Services segment is primarily attributable to the inclusion of six months of operating costs associated with the acquisition of Badger in June 2008. In addition, EMS incurred higher operating costs as a result of an increase in service contracts entered into and completed during the first six months of 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased from $16,365 during the six months ended June 30, 2008, to $19,441 during the six months ended June 30, 2009. The increase was primarily attributable to higher corporate and administrative expenses, which primarily related to the staffing of corporate and administrative functions during the second half of 2008, severance payments made to a former executive, higher professional fees attributable to the finalization of audits related to prior acquisitions and to the filing of our registration statement with the SEC, professional fees and due diligence expenses associated with a potential acquisition that the Company did not complete and six months of Badger’s selling, general and administrative expenses, which were not in the comparable period in the prior year.

Intangible Amortization

Intangible amortization expense increased from $5,317 during the six months ended June 30, 2008, to $5,812 during the six months ended June 30, 2009. The increase was primarily attributable to an increase in intangible amortization expense related to customer relationships and trade name intangibles resulting from the acquisitions of EMS and Badger, which the Company acquired during January 2008 and June 2008, respectively.

Other Income (Expense), net

Other expense, net was $1,635 during the six months ended June 30, 2008, compared to other income, net of $4,568 during the six months ended June 30, 2009. The increase was primarily attributable to the recognition of $5,082 in income related to an escrow settlement agreement with the former owners of Brad Foote during the second quarter of 2009.

Provision for Income Taxes

During the six months ended June 30, 2008, the Company reported a provision for income taxes of $200 compared to a benefit for income taxes of $273 during the six months ended June 30, 2009. The decrease in income tax was primarily attributable to higher net losses during the six months ended June 30, 2009 as compared to the prior year and a decrease in state income taxes and deferred state tax liabilities resulting from a favorable change in the State of Wisconsin’s method of calculating state income on a prospective basis.

Net Loss

Net loss increased from $5,416 during the six months ended June 30, 2008, to $12,576 during the six months ended June 30, 2009, primarily as a result of the factors as described above.

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

Warranty Liability

Within our Products segment, we provide warranty terms that generally range from two to seven years for various products relating to workmanship and materials supplied by the Company. We reserve for warranty claims based on industry experience and estimates made by management. From time to time, customers may submit warranty claims against the Company. In certain contracts, we have recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of June 30, 2009 and December 31, 2008, our estimated product warranty liability was $1,265 and $890, respectively, and is recorded within accrued liabilities in our condensed consolidated balance sheets.

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

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review property and equipment and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

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

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements:

In April 2008, FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets under FAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP FAS 142-3 will require certain additional disclosures beginning October 1, 2009 and prospective application to useful life estimates prospectively for intangible assets acquired after September 30, 2009. The Company is in the process of evaluating the impact that the adoption of FSP FAS 142-3 may have on its financial statements and related disclosures.

In April 2009, FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption of FSP FAS 115-2 and FAS 124-2 had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, FASB issued SFAS No 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations.

In June 2009, FASB issued SFAS No. 166 (“SFAS 166”), Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact SFAS 166 will have on the consolidated results of the Company.

In June 2009, FASB issued SFAS No. 167 (“SFAS 167”), Amendments to FASB Interpretation No. 46(R). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company is currently evaluating the impact SFAS 167 will have on the consolidated results of the Company.

In June 2009, FASB issued SFAS No 168, The FASB Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), a replacement of SFAS No 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 will become the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP effective July 1, 2009. Rules and authoritative releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim or annual financial periods ending after September 15, 2009. The adoption of this pronouncement is not anticipated to have a material impact on the Company’s financial position or results of operations.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2009, cash and cash equivalents totaled $7,834. Our cash flows from operations and financing activities have been adequate to fulfill our liquidity requirements. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, debt and lease commitments through at least the next 12 months primarily with available cash balances, cash generated by operations and through additional financing arrangements. While we anticipate being able to maintain adequate liquidity, there can be no assurance that our cash balances and cash flows will be adequate, and a reduction in our revenues or customer collections or other unfavorable events that may arise may have an adverse impact on our cash flows and liquidity.

We expect to improve upon our liquidity and financial position based on the following:

•                  Due to the current economic downturn and continued negative effects of the global credit markets, we have encountered a challenging environment for amending our existing debt and credit facilities or entering into new facilities. However, we were able to amend and extend our debt agreements with the primary lenders for Brad Foote and Tower Tech on March 13, 2009. Brad Foote, RBA and Tower Tech are subject to certain covenants under the terms of their respective debt agreements, and in light of the current economic climate there can be no certainty that we will be able to meet our obligations under these covenants. We plan to continue efforts to restructure our debt obligations and capital expenditure commitments to ensure that we have adequate liquidity and the financial resources to fund working capital requirements, capital expenditures and business acquisitions.

•                  We experienced significant one-time corporate and operating cash outflows as a result of integrating four acquisitions during 2008 and 2009. We expect to see a reduction in these types of cash outflows during the second half of 2009.

•                  Accounts receivable balances are monitored and reviewed on a monthly basis and customer account balances that are delinquent or nearing delinquency are vigorously pursued by our collection departments to establish collectability or adequate reserves are made against questionable accounts. Nevertheless, we are exposed to credit risk on our accounts receivable balances. Historically, our accounts receivable balances are highly concentrated with a select number of customers. In the event that we are unable to collect on these accounts receivable balances, the Company may be exposed to significant credit risk associated with an increase in bad debt expense resulting from the write-off of these uncollectible balances in addition to the corresponding decrease in liquidity as a result of the inability to collect cash associated with these accounts receivables balances.

•                  We made capital investments of $83,720 during 2008. These investments resulted in significant capacity expansion across all business lines. These major investments in 2008 serve to reduce our expected capital expenditure needs during 2009.

The Company has also entered into additional financing arrangements to improve its liquidity and cash balances. In April 2009, Tower Tech entered into a sale-leaseback agreement with Varilease Finance, Inc. (“Varilease”) pursuant to which Varilease agreed to provide equipment financing in the amount of up to $3,000 (the “Varilease Financing”). Proceeds from the Varilease Financing will be used for working capital and other general corporate operating needs. In addition, Tower Tech obtained construction financing from Great Western in the amount of up tos $10,000 pursuant to the Construction Loan. Proceeds from the Construction Loan will be used to complete construction of Tower Tech’s wind tower manufacturing facility in Brandon, South Dakota. The Company believes that by entering into these additional financing arrangements, it has strengthened its financial position and has provided additional liquidity to meet current and future operating requirements.

On August 7, 2009, Brad Foote and Bank of America (“BOA”) entered into a Third Omnibus Amendment Agreement (the “Third Omnibus Amendment”), further amending our existing loan agreement originally dated January 17, 1997 (“Loan Agreement”) and the documents evidencing the Debt Facilities. The Third Omnibus Amendment also provided that (i) BOA waive Brad Foote’s violation of the financial covenants set forth in the Loan Agreement (the senior debt to EBITDA and minimum EBITDA covenants) for the second quarter of 2009 and the calendar month of June 2009, respectively, (ii) amending and restating the requirements with respect to maintenance of ratios for the remainder of 2009 relating to, senior debt to EBITDA, cash flow coverage, a minimum monthly revenue requirements, and starting in 2010 a minimum monthly EBITDA requirements, (iii) BOA waive certain breaches or events of default under the Loan Agreement relating to Brad Foote’s inventory record keeping, and reporting liens filed against certain of Brad Foote’s property (which have subsequently been released by the lien holders), and the delivery of certain Brad Foote financial information, (iv) certain provisions pertaining to insurance ownership of collateral and tax returns be amended to clarify the language therein, (v) Brad Foote pay BOA a $35 amendment and waiver fee, as well as all accrued and un pain fees and expenses under the Loan Agreement all reasonable fees and expenses of BOA incurred in connection with the Third Omnibus Amendment, (vi) the interest rate payable under each of the Debt Facilities shall be equal to the greater of (A) LIBOR plus five percent (5%) and (B) seven percent (7%), and (vii) Brad Foote may borrow funds from Broadwind on a revolving basis, up to a maximum principal amount of $3,000, which shall be subordinated to indebtedness owed by Brad Foote to BOA and which shall not be subject to certain restrictions imposed on reporting and payment of otherwise previously existing intercompany debt between Brad Foote and Broadwind.   We expect that we will be in compliance with the amended and restated covenants contained in the loan agreement, and we believe the chance of default is remote for the next twelve months.   However, there can be no certainty that Brad Foote will be in compliance with such covenants for any future periods or that Brad Foote will be able to attain a waiver from Bank of America in the event of a violation of one or more such covenants.

We also intend to enhance our ability to fulfill our short-term liquidity requirements through financing initiatives that may include entering into additional sale-leaseback arrangements and securing additional debt. Our ability to make scheduled payments on our debt and other financial obligations will depend on our future financial and operating performance. While we believe that we will continue to have sufficient cash flows to operate our businesses, there can be no assurances that our operations will generate sufficient cash flows or that credit facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we cannot make scheduled payments on our debt, we will be in default and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable and we could be forced into bankruptcy, liquidation or required to substantially restructure or alter our business operations and debt obligations.

Sources and Uses of Cash

Operating Cash Flows

During the six months ended June 30, 2008, net cash used in operating activities was $6,434, compared to net cash provided by operating activities of $122 during the six months ended June 30, 2009. The increase in net cash provided by operating activities was primarily attributable to higher collections of accounts receivable and a decrease in our inventory balances, which was partially offset by a decrease in customer deposits and higher cash outlays for operating expenditures. Changes in accounts receivable during the six months ended June 30, 2009 relative to the six months ended June 30, 2008 improved cash flows from operations by $21,264 as a result of cash collections on accounts receivable at Brad Foote, EMS and RBA. Accounts receivable balances at Tower Tech also decreased, but were largely offset by a decrease in customer deposits. Changes in our inventories improved operating cash flows by $12,374 during the six months ended June 30, 2009 as compared to the prior period, primarily as a result of the lower inventory balances at Brad Foote and Tower Tech.

While our agreements with customers call for specified payments terms, the effects of the global economic downturn may result in our customers modifying or attempting to modify their payment terms, which could adversely affect our liquidity position during 2009. As a result, the Company may be exposed to credit risk associated with the write-off of these uncollectible balances in addition to a reduction in liquidity. Although we anticipate that we will be able to satisfy cash requirements for working capital needs, capital expenditures and commitments through at least the end of 2009 primarily with cash generated by our operations and existing cash balances, we will need to restructure our existing debt and credit agreements or seek additional sources of capital to fund capital commitments, business acquisitions and working capital requirements in future years.

Investing Cash Flows

During the six months ended June 30, 2008, net cash used in investing activities totaled $45,920, compared to $11,038 during the six months ended June 30, 2009, which was primarily attributable to a reduction in capital expenditures and the fact that no acquisitions were completed during the six months ended June 30, 2009. During the six months ended June 30, 2008, the Company completed the acquisitions of EMS and Badger in January and June of 2008, respectively for approximately $24,955, net of cash received. Capital expenditures were $20,465 during the six months ended June 30, 2008 primarily as a result of equipment purchases at Brad Foote and construction and equipment expenditures for our new wind tower manufacturing facility in Abilene, Texas. During the six months ended June 30, 2009, capital expenditures were $9,064 and primarily related to construction and equipment purchases as part of the completion in January of our wind tower manufacturing facility in Abilene, Texas. Additionally, restricted cash increased from $500 during the six months ended June 30, 2008 to $2,003 during the six months ended June 30, 2009 as a result of a collateral assignment of a $2,000 deposit account in connection with the Construction Loan.

Capital expenditures are anticipated to be significantly lower during 2009 as compared to 2008 as a result of the completion of a significant number of capital projects during 2008. These capital projects included, among other things, significant investments in capacity and infrastructure in addition to equipment, machinery and transport vehicle expenditures. As a result, the Company believes that it has adequate capacity to meet current and foreseeable customer demand.

Financing Cash Flows

During the six months ended June 30, 2008, net cash provided by financing activities totaled $128,441, compared to $3,497 during the six months ended June 30, 2009. The decrease in net cash provided by financing activities as compared to the prior period was primarily attributable to the fact that the Company did not complete any equity offerings during the six months ended June 30, 2009. During the six months ended June 30, 2008, the Company completed two private equity placements among Tontine Partners, L.P. (“TP”), Tontine Overseas Fund Ltd., Tontine Capital Partners L.P and Tontine 25 Overseas Master Fund L.P. (“TMF”) for an aggregate of $100,000 for 12,562,814 shares of unregistered common stock at $7.96 per share in addition to completing a private equity placement in the amount of $17,225 for 2,031,250 shares of unregistered common stock at $8.48 per share to TP and TMF. Additionally, net cash provided by financing activities during the six months ended June 30, 2009 decreased as a result of higher payments on lines of credit and notes payable and a reduction in proceeds received from debt as compared to the prior year. Payments on lines of credit and notes payable increased from $1,385 during the six months ended June 30, 2008, to $7,134 during the six months ended June 30, 2009. This increase was primarily attributable to higher debt payments made by Brad Foote on its debt facilities due to amendments to its debt facilities during 2009.

Contractual Obligations

As of June 30, 2009, there have been no significant changes to our contractual obligations as previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

During April 2009, Tower Tech entered into a sale-leaseback agreement with Varilease as described above, whereby Tower Tech sold certain equipment to Varilease in exchange for $2,935 in cash and agreed to lease the equipment back from Varilease for a certain period of time. The primary purpose of this arrangement was to provide additional liquidity for meeting working capital requirements. The lease agreement is for a three-year period with rental payments due monthly of $85. In addition, the sale of the assets resulted in a gain on disposition of $40, which will be amortized to other income in our statement of operations over the life of the operating lease.

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that are not historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue,” “intend” or similar expressions. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are based upon current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Any forward-looking statements made herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include or relate to the following: (i) our plans to continue to grow our business through organic growth and integration of previous and future acquisitions; (ii) our beliefs with respect to the sufficiency of our working capital and our plans to evaluate alternate sources of funding if necessary; (iii) our ability to comply with loan covenants; (iv) our expectations relating to construction of new facilities and expansion of existing facilities; (v) our plans with respect to the use of proceeds from financing activities; (vi) our beliefs and expectations relating to the recent economic downturn and the potential impact it may have on our business, including our customers; (vii) the anticipated benefits of our remediation efforts on the strength of our internal control processes and our plans with respect to future remediation efforts; (viii) our beliefs regarding the state of the wind energy market generally; and (ix) those risks described from time to time in our reports to the Securities and Exchange Commission (including in our Annual Report on Form 10-K). Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We caution investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this report and elsewhere by us or on our behalf. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Stockholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not intend to update publicly or revise any forward-looking statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first six months of 2009. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

IT Controls

The Company did not maintain effective internal control over information systems at its Brad Foote subsidiary. General computing controls were first implemented in the fourth quarter of 2008. Such timing did not allow the Company to obtain a sufficient sample size to test controls and as a result could not be assessed for operating effectiveness. The lack of general computing controls combined with the errors previously noted in inventory constitutes an aggregated material weakness.

Income Taxes

In conjunction with our filing of Amendment No. 2 on Form 10-Q/A for the quarterly period ended September 30, 2008, we identified a material weakness in income taxes. The Company did not maintain effective controls over the completeness and accuracy of the income tax provision and related balance sheet accounts. Specifically, the Company’s controls over the processes and procedures related to the determination and review of the quarterly tax provisions were not adequate to ensure that the income tax provision was prepared in accordance with GAAP.

Non-routine Transactions

In conjunction with our filing of Amendment No. 2 on Form 10-Q/A for the quarterly period ended September 30, 2008, we identified a material weakness associated with the controls over non-routine transactions, and the related accounting treatment of those transactions was appropriately reviewed to ensure compliance with GAAP.

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

On June 4, 2008, the Company completed the acquisition of Badger. This acquired business has been excluded from management’s assessment of internal controls as of and for the period ended December 31, 2008. Badger’s assets and liabilities acquired were $18,122 and $6,127, respectively. Badger was a mid-year acquisition that was not significant to the overall operations of the Company and was not included in our evaluation of the effectiveness of disclosure controls and procedures for 2008. Though management did not perform a complete assessment, from the date of acquisition through our fiscal year end, we have identified several items that represent material weaknesses or significant deficiencies in the internal control over financial reporting at Badger. These material weaknesses are related to internal financial expertise, accounting policies and procedures, information technology environment and segregation of duties. The Company has begun remediation efforts to mitigate the effects of these deficiencies.

The impact of the remediation efforts initiated by management will not be fully known until our assessment of internal control over financial reporting as of December 31, 2009.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered in this report. In light of the material weaknesses previously disclosed, which have not been completely remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and did not ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weaknesses previously disclosed.

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

None

Item 3.        Defaults Upon Senior Securities

None

Item 4.        Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 9, 2009, we submitted to a vote of our stockholders the following matters, which received the indicated votes:

1.              Election of Directors:

	FOR	AGAINST
J. Cameron Drecoll	87,195,889	439,608
James M. Lindstrom	87,340,513	294,984
Charles H. Beynon	86,133,597	1,501,900
Terence P. Fox	87,518,335	117,162
David P. Reiland	87,432,055	203,442
William T. Fejes, Jr.	87,438,738	196,759

2.              To approve an amendment to the Broadwind Energy, Inc. 2007 Equity Incentive Plan to increase the number of common shares authorized for issuance under the plan to 5,500,000.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
73,604,439	516,447	59,074	13,455,537

3.              To ratify the selection of Grant Thornton LLP as the Company’s independent registered public accounting firm for 2009.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
87,420,704	46,701	168,092	—

Item 5.        Other Information

None

Item 6.        Exhibits

See the Exhibit Index following the signature page to this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND ENERGY, INC.

August 10, 2009	By:	/s/ J. Cameron Drecoll
J. Cameron Drecoll
Chief Executive Officer
(principal executive officer)

August 10, 2009	By:	/s/ Kevin E. Johnson
Kevin E. Johnson
Interim Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

Exhibit Number	Exhibit
10.1	Employment Agreement, dated as of July 29, 2009, between the Company and Stephanie Kushner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2009)
10.2	Third Omnibus Amendment Agreement, dated as of August 7, 2009, by and between Brad Foote Gear Works, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and Bank of America, N.A.*
10.3	Reaffirmation, dated August 7, 2009, made by each of Broadwind Energy, Inc., 1309 South Cicero Avenue, LLC and 5100 Neville Road, LLC, for the benefit of Bank of America, N.A*
10.4

Construction Loan Agreement, dated April 28, 2009, by and between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2009)

10.5	Promissory Note, dated April 28, 2009, from Tower Tech Systems Inc. to Great Western Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 1, 2009)
10.6

Letter Agreement, dated April 28, 2009, by and among Broadwind Energy, Inc., Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 1, 2009)

10.7

Commercial Security Agreement, dated April 28, 2009, by and between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 1, 2009)

10.8	Mortgage, dated April 28, 2009, from Tower Tech Systems Inc. to Great Western Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 1, 2009)
10.9

Assignment of Deposit Account, dated April 28, 2009, by and between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed May 1, 2009)

10.10

Subordination Agreement, dated April 27, 2009, by and between Broadwind Energy, Inc. and Great Western Bank (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 1, 2009)

10.11	Commercial Guaranty, dated April 27, 2009, from Broadwind Energy, Inc. to Great Western Bank (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed May 1, 2009)
10.12

Separation Agreement and Release dated as of April 30, 2009, by and between Broadwind Energy, Inc. and Matthew Gadow (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed May 1, 2009)

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