Form 10-Q
period 2009-09-30
BROADWIND ENERGY, INC.
filed 2009-11-02
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of October 28, 2009: 96,631,630

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,660	$15,253
Restricted cash	2,503	500
Accounts receivable, net of allowance for doubtful accounts of $455 and $1,504 as of September 30, 2009 and December 31, 2008, respectively	26,673	36,709
Inventories, net	14,923	41,895
Prepaid expenses and other current assets	3,996	3,862
Total current assets	55,755	98,219
Property and equipment, net	138,488	144,707
Goodwill	33,984	30,954
Intangible assets, net	96,875	105,593
Other assets	3,227	275
TOTAL ASSETS	$328,329	$379,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$10,544	$3,340
Current maturities of long-term debt	8,996	9,711
Current portions of capital lease obligations	1,068	978
Accounts payable	19,178	40,225
Accrued liabilities	7,353	10,386
Customer deposits	8,275	21,102
Total current liabilities	55,414	85,742

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	18,126	25,792
Long-term capital lease obligations, net of current portions	3,535	3,521
Interest rate swap agreements	320	582
Deferred income tax liabilities	1,580	1,497
Other	2,128	458
Total long-term liabilities	25,689	31,850

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 96,614,282 and 96,470,415 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	97	96
Additional paid-in capital	299,811	297,222
Accumulated deficit	(52,682)	(35,162)
Total stockholders’ equity	247,226	262,156
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$328,329	$379,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$59,507	$63,688	$164,882	$139,682
Cost of sales	52,925	54,706	150,464	112,599
Gross profit	6,582	8,982	14,418	27,083

OPERATING EXPENSES:
Selling, general and administrative	8,247	12,110	27,688	28,475
Intangible amortization	2,906	2,932	8,718	8,249
Total operating expenses	11,153	15,042	36,406	36,724
Operating loss	(4,571)	(6,060)	(21,988)	(9,641)

OTHER (EXPENSE) INCOME, net:
Interest (expense) income, net	(732)	90	(1,831)	(1,921)
Other, net	243	(319)	5,910	57
Total other (expense) income, net	(489)	(229)	4,079	(1,864)

Net loss before (benefit) provision for income taxes	(5,060)	(6,289)	(17,909)	(11,505)
(BENEFIT) PROVISION FOR INCOME TAXES	(116)	1,210	(389)	1,410
NET LOSS	$(4,944)	$(7,499)	$(17,520)	$(12,915)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.05)	$(0.08)	$(0.18)	$(0.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	96,609	96,470	96,550	87,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,520)	$(12,915)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	20,131	15,706
Change in fair value of interest rate swap agreements	(262)	16
Deferred income taxes	83	1,134
Stock-based compensation	1,491	988
Allowance for doubtful accounts	(1,032)	(1,850)
(Gain) loss on disposal of assets	(78)	4
Changes in operating assets and liabilities:
Accounts receivable	11,067	(11,454)
Inventories	26,972	(18,970)
Prepaid expenses and other current assets	(140)	(15,711)
Accounts payable	(21,046)	19,709
Accrued liabilities	(4,116)	6,071
Customer deposits	(11,070)	12,132
Other non-current assets	(1,627)	(672)
Net cash provided by (used in) operating activities	2,853	(5,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	—	(24,597)
Purchases of property and equipment	(9,761)	(49,613)
Proceeds from disposals of property and equipment	54	—
Increase in restricted cash	(2,003)	(10,436)
Net cash used in investing activities	(11,710)	(84,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	547	117,390
Payments on lines of credit and notes payable	(8,312)	(3,484)
Payments on related party notes payable	—	(1,365)
Proceeds from lines of credit and notes payable	5,033	6,840
Proceeds from capital and sale-leaseback transactions	3,686	—
Proceeds from deposits on equipment	665	—
Principal payments on capital leases	(906)	(453)
Issuance of restricted stock grants	551	140
Net cash provided by financing activities	1,264	119,068

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,593)	28,610
CASH AND CASH EQUIVALENTS, beginning of period	15,253	5,782
CASH AND CASH EQUIVALENTS, end of period	$7,660	$34,392

Supplemental cash flow information:
Interest paid, net of capitalized interest	$1,697	$2,812
Income taxes paid	$531	$33
Non-cash investing and financing activities:
Common stock issued for acquisitions	$—	$19,821
Non-cash purchase accounting allocation changes	$3,030	$2,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — DESCRIPTION OF THE COMPANY

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc., a Delaware incorporated company headquartered in Naperville, Illinois, and its wholly-owned subsidiaries.

Business Overview

We are an independent, horizontally integrated supplier of customized products and services to the U.S. wind industry. Our product and service portfolio provides our customers, including wind turbine manufacturers, wind farm developers and wind farm operators, with access to a broad array of wind component and service offerings. We are a manufacturer of gearing systems and wind tower for the wind industry. We also provide technical service and precision repair and engineering and specialized logistics to the wind industry in the United States.

Our businesses are currently organized in two operating segments, Products and Services.

Products

We manufacture high precision gearing systems and structural towers for wind turbines. We also manufacture custom-engineered gearing systems, and fabrications and weldments for the mining, energy and other industrial sectors.

Wind Turbine Gearing Systems

We manufacture precision gearing systems for the wind industry in North America, with plants in Illinois and Pennsylvania. We use an integrated manufacturing process, which includes our machining process in Cicero, Illinois, our heat treatment process in Neville Island, Pennsylvania and our finishing process in our Cicero factory.

Wind Turbine Structural Towers

We manufacture wind towers, specifically the large and heavier wind towers that are designed for 2 megawatts (“MW”) and larger wind turbines. Our production facilities are strategically located in close proximity to the primary U.S. wind resource regions, sited in Wisconsin and Texas, with a third wind tower manufacturing facility currently under construction in Brandon, South Dakota.

Industrial Products

We manufacture products for industrial markets including mining and oilfield equipment and cranes. Our industrial products include gearing, gear drives and custom weldments. These products are produced in Illinois and Wisconsin and serve to diversify our customer and product portfolio and balance our plant loadings.

Services

We offer a variety of services to our customers, including technical services, precision repair and engineering and logistics. Our service locations are in Illinois, California, South Dakota, Texas and Colorado.

Technical Services

We are an independent service provider of construction support and operations and maintenance services to the wind industry. Our specialty services include oil change-out, up-tower tooling for gearing systems, drive-train and blade repairs and component replacement. Our construction support capabilities include assembly of towers, nacelles, blades and other components. We also provide customer support, preventive maintenance and wind technician training. Our technicians utilize our regional service centers for storage and repair of parts as well as our training offerings.

Precision Repair & Engineering Services

Through our precision repair and engineering services, we repair and refurbish complex wind components, including control systems, gearboxes and blades. We also conduct warranty inspections, commission turbines and provide technical assistance. Additionally, we build replacement control panels for kilowatts (“kW”) class wind turbines and repair both kW and MW blades.

Logistics

We offer specialized transportation, permitting and logistics management to the wind industry for oversize and overweight machinery and equipment. We deliver complete turbines to the installation site, including blades, nacelles and tower sections for final erection. We focus on the project management of the delivery of complete wind turbine farms.

Financing and Liquidity

We have a limited history of operations and have incurred operating losses since inception. The Company has amended several of its primary debt agreements during 2009, which have resulted in reducing debt obligations coming due during the current year and obtained waivers for financial covenant violations.  While we expect that we will be in compliance with the amended and restated covenants contained in the loan agreements, there can be no certainty that we will be in compliance with such covenants for any future periods or that we will be able to attain a waiver from our lenders in the event of a violation of one or more such covenants.  As a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable.  In addition, if sales and subsequent collections from several large customers, as well as revenues generated from new customer orders, are not materially consistent with management’s plans, we may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to us and we may not be able to obtain financing under our current primary debt agreements. If we are unable to obtain additional capital or if our current sources of financing are reduced or unavailable, we will likely be required to delay, reduce the scope of or eliminate our plans for expansion and growth and this could affect our overall operations. On October 30, 2009, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) related to a proposed public equity offering of 15,000,000 shares of the Company’s common stock, of which the Company proposes to sell 10,000,000 shares and Tontine Capital Partners, L.P., and its affiliated funds propose to sell 5,000,000 shares. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require covenants that restrict us and certain of such covenants may materially restrict us.

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The December 31, 2008 condensed consolidated balance sheets were derived from audited financial statements, but do not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

NOTE 3— INVENTORIES

Inventories are stated at the lower of cost or market value and primarily consist of raw material, work-in-process, and finished goods. Work-in-process consists of labor and overhead, processing costs and materials purchased for specific customer orders. Finished goods consist of components manufactured by the Company that will be used to produce final customer products. The components of inventories as of September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30,	December 31,
	2009	2008

Raw materials	$5,205	$16,429
Restricted material (1)	2,293	9,936
Work-in-process	5,216	16,226
Finished goods	3,707	401
	16,421	42,992
Less: Reserve for excess and obsolete inventory	(1,498)	(1,097)
Net inventories	$14,923	$41,895

(1) In December 2008, Tower Tech entered into an agreement pursuant to which it agreed to convey to a customer ownership of certain raw materials (the “Bailment Materials”) that Tower Tech had acquired for use in constructing wind turbine towers for such customer, in exchange for the release of a down payment of $9,936 paid by the customer pursuant to the terms of a purchase order. In connection with the transaction, the customer caused the release/cancellation of a letter of credit securing the down-payment (the “L/C”) in order for the cash being held by the L/C issuer as security for the L/C to be released to Tower Tech. The customer also granted Tower Tech a security interest in a portion of the Bailment Materials in the event the purchase order is not fully performed by the customer for any reason other than the breach or default of Tower Tech. Tower Tech issued a new performance letter of credit in the amount of $500 as a guarantee of complete performance by Tower Tech of its obligations under the purchase order. The Bailment Materials continue to be held by Tower Tech as a bailment for the sole and exclusive benefit and use of the customer, and are intended to be used by Tower Tech for construction of the wind turbine towers for such customer under the purchase order. As a result of this transaction, $9,436 was released from restricted cash and made available for other operating purposes. Based upon current production volumes, the remaining Bailment Materials are scheduled to be used in the construction of wind turbine towers during November 2009.

NOTE 4 — BUSINESS ACQUISITIONS

Energy Maintenance Service, LLC

On January 16, 2008, the Company acquired all of the outstanding membership interests in EMS, a South Dakota-based company engaged in construction, operations and maintenance, and component repair services for the wind energy industry. The aggregate purchase price was $32,250, excluding $536 of transaction-related costs. The purchase price consisted of $18,429 of cash and 1,629,834 unregistered shares of the Company’s common stock at a price per share of $8.48. The Company entered into a registration rights agreement with the former owners of EMS that provides the former owners with demand and piggyback registration rights. The cash portion of the purchase price was financed by a private placement of the Company’s common stock.

Badger Transport, Inc.

On June 4, 2008, the Company acquired all of the outstanding shares of Badger, a Wisconsin-based provider of transportation services for oversize/overweight equipment and machinery, primarily to the wind energy industry, for an aggregate purchase price of $11,811, excluding $184 of transaction-related costs. The purchase price consisted of $5,811 of cash and 581,959 unregistered shares of the Company’s common stock at a price per share of $10.31. The Company entered into a registration rights agreement with the former owner of Badger that provides the former owner with limited piggyback registration rights. The cash portion of the purchase price was financed with cash on hand.

Pro Forma Financial Information

The following table represents selected consolidated financial information for the Company on a pro-forma basis, assuming the acquisitions of EMS and Badger had each occurred as of January 1, 2008. The historical financial information for EMS and Badger has been adjusted to give effect to pro-forma items that are directly attributable to the acquisitions and expected to have a continuing impact on the consolidated results. These items include adjustments to depreciation expense related to the fair value of machinery and equipment acquired and amortization expense related to intangible assets assigned as a result of these acquisitions.

The table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or of the results that may be achieved in the future.

	Nine Months Ended September 30,
	2009	2008
	As reported	As reported	Pro-forma adjustments (Unaudited)		Pro-forma (Unaudited)

Revenues	$164,882	$139,682	$5,710	(1)	$145,392
Net loss	(17,520)	(12,915)	(1,826	)(2)	(14,741)
Loss per share
Basic and diluted	$(0.18)	$(0.15)	$(0.02)		$(0.17)

(1)      Represents revenues of EMS for the period of January 1, 2008 through January 15, 2008 and revenues of Badger for the period of January 1, 2008 through June 3, 2008.

(2)      Represents net loss of EMS for the period of January 1, 2008 through January 15, 2008 and net loss of Badger for the period of January 1, 2008 through June 3, 2008. Adjustments to net loss include depreciation expense adjustments related to the fair value of machinery and equipment acquired and amortization of assigned intangible assets.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill as of and during the nine months ended September 30, 2009 were as follows:

	Products segment	Services segment	Total

Goodwill balance as of December 31, 2008	$21,239	$9,715	$30,954
Purchase accounting adjustments	3,030	—	3,030
Goodwill balance as of September 30, 2009	$24,269	$9,715	$33,984

In May 2009, the Company recorded purchase accounting adjustments of $3,030 in connection with an escrow settlement agreement with the former owners of Brad Foote, as more fully described in Note 7, “Related Party Transactions.” These adjustments related to the final settlement of tax obligations as part of the purchase price of the Company’s acquisition of Brad Foote.

Intangible assets represent the fair value assigned to definite-lived assets such as trade names, customer relationships and non-compete agreements as part of acquisitions completed by the Company. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 3 to 20 years. The Company performs its impairment test of goodwill as of October 31 of each year and tests intangible assets for impairment only when events or circumstances indicate that the carrying value of these assets may not be recovered. During the three and nine months ended September 30, 2009 and 2008, the Company did not record an impairment charge related to its intangible assets.

A continued economic slowdown may result in impairment to our goodwill and intangible assets and could result in changes to the Company’s expectations with respect to future financial results and cash flows. These changes could indicate an unfavorable change in management’s estimates of the fair value of the Company’s reportable segments and could result in a review of our goodwill and intangible assets, which could indicate potential impairment to the carrying value of the Company’s assets.

As of September 30, 2009 and December 31, 2008, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	September 30, 2009			December 31, 2008
			Net			Net
		Accumulated	Book		Accumulated	Book
	Cost	Amortization	Value	Cost	Amortization	Value
Intangible assets:
Customer relationships	$106,638	$(19,899)	$86,739	$106,638	$(11,939)	$94,699
Trade names	10,279	(971)	9,308	10,279	(585)	9,694
Non-compete agreements	1,490	(662)	828	1,490	(290)	1,200
Intangible assets	$118,407	$(21,532)	$96,875	$118,407	$(12,814)	$105,593

Amortization expense on customer relationships, trade names and non-compete agreements, which are being amortized ratably over the estimated life of the related intangible assets, was $2,906 and $8,718 for the three and nine months ended September 30, 2009, respectively, compared to $2,932 and $8,249 for the three and nine months ended September 30, 2008, respectively.

NOTE 6 — ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008

Accrued operating expenditures	$183	$1,110
Accrued payroll and benefits	3,406	3,631
Accrued capital expenditures	—	2,204
Accrued warranty liability	1,477	890
Accrued professional fees	601	514
Accrued other	1,686	2,037
Total accrued liabilities	$7,353	$10,386

NOTE 7 — RELATED PARTY TRANSACTIONS

On May 26, 2009, the Company entered into a settlement agreement (the “Settlement Agreement”) with the former owners of Brad Foote (the “Selling Shareholders”), including J. Cameron Drecoll, the Company’s Chief Executive Officer and a member of the Company’s board of directors, related to the post-closing escrow established in connection with the Company’s acquisition of Brad Foote. Under the terms of the Settlement Agreement, the Company received the entire cash escrow balance of $5,000 plus accrued interest income of $82, which was recorded as other income. In exchange, the Company agreed to cause the release to the Selling Shareholders of 2,500,000 shares of the Company’s common stock held under the escrow agreement in proportion to their ownership interest in Brad Foote prior to its acquisition by the Company. In addition, we agreed to make a cash payment of $30 to one Selling Shareholder and issued promissory notes to the three Selling Shareholders in the aggregate principal amount of $3,000 (each a “Selling Shareholder Note”, and collectively the “Selling Shareholder Notes”). The cash payment and promissory notes were recorded as an increase to the purchase price through goodwill as these amounts were calculated in accordance with the purchase agreement. The Company also paid to Mr. Drecoll certain tax refunds in the aggregate amount of approximately $2,212 related to our acquisition of Brad Foote and tax payments in respect of the period prior to the acquisition to which we believe the Selling Shareholders may be entitled (or to which we may be entitled on their behalf). The Selling Shareholder Notes mature on May 28, 2012 and bear interest at a rate of 7% per annum, with interest payments due quarterly. The Selling Shareholder Note issued to Mr. Drecoll in the principal amount of $2,320 and pursuant to the terms of the Settlement Agreement is deemed by the Company to be a related party transaction. As of September 30, 2009, principal of $3,000 and accrued interest of $53 was outstanding under the Selling Shareholder Notes. The Company has accounted for the Selling Shareholder Notes as long-term debt in our condensed consolidated balance sheets as of September 30, 2009.

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008

Lines of credit	$6,040	$10,831
Related party note	2,320	—
Term loans and notes payable	29,306	28,012
	37,666	38,843
Less - Current portion	(19,540)	(13,051)
Long-term debt, net of current maturities	$18,126	$25,792

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

Brad Foote’s obligations under the Loan Agreement are secured by the following: (i) all of the assets of Brad Foote; (ii) all of the shares of stock of Brad Foote and all of Brad Foote’s indebtedness to us; (iii) an unconditional guaranty from us and from the BF Subsidiaries (hereinafter defined); and (iv) mortgages from the BF Subsidiaries and Brad Foote to BOA (“BF Subsidiaries” means the following wholly-owned subsidiaries of Brad Foote that hold record title to certain facilities used in Brad Foote’s operations: 1309 South Cicero Avenue, LLC, a Delaware limited liability company; and 5100 Neville Road, LLC, a Delaware limited liability company).

The Loan Agreement requires Brad Foote to comply with standard covenants, including certain financial covenants, to provide monthly financial reporting and to submit the Company’s annual audited financial statements to BOA at the close of each fiscal year.  Other covenants contained in the Loan Agreement include restrictions on Brad Foote’s ability to make distributions or pay dividends, incur indebtedness or make subordinated debt payments, as well as limitations on Brad Foote’s ability to make capital expenditures, any of which could ultimately affect our ability to undertake additional debt or equity financing. Certain of these covenants (as well as certain other terms and conditions of the Debt Facilities) have been amended and/or restated from time to time pursuant to various amendments to the Loan Agreement.  In addition, BOA has waived violations of certain covenants in certain instances.

On March 13, 2009 and May 8, 2009, the Loan Agreement was amended as a result of violations of certain covenants that occurred during the fourth quarter of 2008 and the first quarter of 2009, respectively.  Among other provisions, these amendments provided for the waiver by BOA of such violations, the amendment and/or restatement of certain financial covenants, and the modification of certain other terms and conditions of the Debt Facilities.

On August 7, 2009, Brad Foote, the BF Subsidiaries and BOA entered into a Third Omnibus Amendment Agreement (the “Third Omnibus Amendment”), further amending the Loan Agreement and the documents evidencing the Debt Facilities.  The Third Omnibus Amendment provided that (i) BOA waive Brad Foote’s violation of the financial covenants set forth in the Loan Agreement (i.e., the senior debt to EBITDA and minimum EBITDA covenants) for the second quarter of 2009 and the calendar month of June 2009, respectively, (ii) the requirements with respect to maintenance of ratios for the remainder of 2009 relating to senior debt to EBITDA, cash flow coverage, a minimum monthly revenue requirement, and starting in 2010 a minimum monthly EBITDA requirement, be amended and restated, (iii) BOA waive certain breaches or events of default under the Loan Agreement relating to Brad Foote’s inventory record keeping, the reporting of liens filed against certain of Brad Foote’s property (which have subsequently been released by the lien holders), and the delivery of certain Brad Foote financial information, (iv) certain provisions pertaining to insurance, ownership of collateral and tax returns be amended to clarify the language therein, (v) Brad Foote pay BOA a $35 amendment and waiver fee, as well as all accrued and unpaid fees and expenses under the Loan Agreement and all reasonable fees and expenses of BOA incurred in connection with the Third Omnibus Amendment, (vi) the interest rate payable under each of the Debt Facilities shall be equal to the greater of (A) the London Interbank Offered Rate (“LIBOR”) plus five percent (5%) and (B) seven percent (7%), and (vii) Brad Foote may borrow funds from the Company on a revolving basis, up to a maximum principal amount of

$3,000, which shall be subordinated to indebtedness owed by Brad Foote to BOA and which shall not be subject to certain restrictions imposed on reporting and payment of otherwise previously existing intercompany debt between Brad Foote and the Company.  As of September 30, 2009, Brad Foote had borrowed $1,932 from the Company. Additionally, the Company and the BF Subsidiaries executed a Reaffirmation dated August 7, 2009, reaffirming that each of the Loan Documents (as defined in the Loan Agreement) to which they are a party remains in full force and effect and is ratified and confirmed.

As of September 30, 2009, the total amount outstanding under the Debt Facilities was $17,797 and required principal payments of $7,364 were due under the Debt Facilities over the following twelve (12) months, with additional principal payments due thereafter.  The interest rate under each of the Debt Facilities is the greater of (A) LIBOR plus 5% and (B) 7%, and the maturity dates for the Debt Facilities range from January 15, 2011 to December 31, 2011.  Brad Foote was in compliance with all of its financial covenants under the Loan Agreement and had no availability for borrowings as of September 30, 2009.

Tower Tech

ICB Line

In October 2007, Tower Tech obtained from Investors Community Bank (“ICB”) a secured line of credit (the “ICB Line”) in the amount of $2,500, which was increased to $5,500 on March 21, 2008. The ICB Line is secured by substantially all of the assets of Tower Tech and RBA. Borrowings on the ICB Line bear interest at a variable rate equal to the greater of (A) 4.25% or (B) 1.75% above LIBOR. Pursuant to a Commercial Debt Modification Agreement dated as of October 22, 2008, the maturity date of the ICB Line was extended to April 22, 2009. In connection with the extension, the Company provided re-executed guaranties to ICB for all debt owed to ICB by each of Tower Tech and RBA. In addition, Tower Tech re-executed its guaranty for debts owed to ICB by RBA and RBA re-executed its guaranty for debts owed to ICB by Tower Tech. On March 13, 2009, the maturity date of the ICB Line was extended to March 13, 2010 (the “ICB Line Extension Agreement”).  Pursuant to the ICB Line Extension Agreement, Tower Tech agreed to establish new financial covenants with respect to minimum debt service coverage ratio and minimum tangible net worth, and agreed to maintain its primary deposit accounts with ICB and that no additional loans or leases shall be entered into by Tower Tech without the prior approval of ICB. As of September 30, 2009, Tower Tech had $1,160 available for additional borrowing under the ICB Line and was in compliance with all of its financial covenants under the ICB Line.

Great Western Construction Loan

On April 28, 2009 (the “Construction Loan Closing Date”), Tower Tech entered into a Construction Loan Agreement with Great Western Bank (“Great Western”), pursuant to which Great Western will provide up to $10,000 in financing (the “Construction Loan”) to fund construction of Tower Tech’s wind tower manufacturing facility in Brandon, South Dakota (the “Facility”). The Construction Loan bears interest at a rate of 7.5% per annum, requires monthly interest payments, and is scheduled to mature on January 5, 2010, unless the Construction Loan is converted as described below. On the Construction Loan Closing Date, (i) Tower Tech was required to pay a $100 origination fee, and (ii) Great Western agreed to advance $3,703, representing amounts previously paid by Tower Tech relating to construction of the Facility. Tower Tech anticipates making additional draws as needed until completion of the Facility.

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

The Construction Loan may be accelerated under certain events of default (subject to applicable notice and cure provisions), including but not limited to: (i) failure to make any payment on the Construction Loan when due; (ii) failure to comply with or perform any covenants or conditions under the Construction Loan; (iii) failure to construct the Facility in accordance with the plans and specifications approved by Great Western or in accordance with the construction contracts relating to the Facility; and (iv) cessation of construction of the Facility. The Construction Loan contains representations, warranties and covenants that are customary to a construction financing arrangement

Pursuant to a Letter Agreement dated as of the Construction Loan Closing Date among Great Western, Tower Tech and the Company (the “Letter Agreement”), Tower Tech may, any time prior to January 1, 2010, convert the Construction Loan into a term loan for up to $6,500, with an interest rate not to exceed 8.5% per annum (the “Great Western Term Loan”). Tower Tech would be required to pay a 1.0% origination fee on the outstanding loan balance upon the conversion, and would be required to make monthly payments of principal and accrued interest over the life of the Great Western Term Loan, which would be not less than seventy-eight months. Following the conversion to the Great Western Term Loan, Great Western would retain its security position in the collateral given as security for the Construction Loan, except for the deposit account assigned pursuant to the Assignment of Deposit Account, which would be released upon conversion. All other customary terms and conditions would be mutually agreed upon by Great Western and Tower Tech at the time of conversion. As of September 30, 2009, Tower Tech had received proceeds of $3,808 under the Construction Loan and had the availability to borrow an additional $6,192.

Badger

On March 13, 2009, Badger obtained from First National Bank (“FNB”) a term loan (the “FNB Term Loan”) in the amount of $1,538. A portion of the proceeds from the FNB Term Loan was used to pay off Badger’s existing term loan and revolving line of credit with FNB, with the remainder available for working capital. The FNB Term Loan is secured by the inventory, accounts receivable and certain equipment of Badger. The FNB Term Loan bears interest at a rate of 6.75% per annum, matures on March 13, 2013, and is guaranteed by the Company. As of September 30, 2009, FNB Term Loan contained no financial covenants and the total amount of outstanding indebtedness under the FNB Term Loan was $1,367.

On September 30, 2009, Badger obtained from General Electric Capital Corporation a term loan (the “GE Capital Term Loan”) in the principal amount of approximately $1,000. The GE Capital Term Loan bears interest at a rate of 7.76% per annum, requires monthly payments of principal and interest, is secured by certain equipment of Badger and is scheduled to mature on September 30, 2014. As of September 30, 2009, the total amount of outstanding indebtedness under the GE Capital Term Loan was $990.

RBA

On April 7, 2008, RBA issued four promissory notes to ICB (the “ICB Notes”) in the aggregate principal amount of approximately $3,781, as follows: (i) a term note in the maximum principal amount of approximately $421, bearing interest at a per annum rate of 6.85%, with a maturity date of October 5, 2012; (ii) a term note in the maximum principal amount of $700, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; (iii) a term note in the maximum principal amount of $928, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; and (iv) a line of credit note in the maximum principal amount of $1,732, bearing interest at a per annum rate of 4.48% until May 1, 2008 and thereafter at LIBOR, with a maturity date of April 5, 2009 (the “Line of Credit Note”). The ICB Notes provide for multiple advances, and are secured by substantially all of the assets of RBA.

On March 13, 2009, RBA and ICB extended the maturity date of the Line of Credit Note to March 13, 2010 (the “ICB Note Extension Agreement”). Pursuant to the ICB Note Extension Agreement, RBA established new financial covenants with respect to minimum debt service coverage ratio and minimum tangible net worth (these covenants were subsequently modified by the parties on April 22, 2009, effective as of March 31, 2009). RBA also agreed to maintain its primary deposit accounts with ICB and that no additional loans or leases shall be entered into by RBA without the prior approval of ICB. As of September 30, 2009, (i) the total amount of indebtedness outstanding under the ICB Notes was $3,386, (ii) RBA was in compliance with all of its financial covenants with respect to the ICB Notes, and (iii) RBA had $32 available for additional borrowing under the Line of Credit Note.

Selling Shareholder Notes

As described in Note 7, “Related Party Transactions,” in May 2009 the Company entered into the Settlement Agreement with the Selling Shareholders, including Mr. Drecoll, the Company’s Chief Executive Officer and a member of the Company’s board of directors, related to the post-closing escrow established in connection with the Company’s acquisition of Brad Foote. Under the terms of the Settlement Agreement, among other terms, the Company issued the three Selling Shareholder Notes in the aggregate principal amount of $3,000. The Selling Shareholder Notes mature on May 28, 2012 and bear interest at a rate of 7% per annum, with interest payments due quarterly. The Selling Shareholder Note issued to Mr. Drecoll in the principal amount of $2,320 and pursuant to the terms of the Settlement Agreement is deemed by the Company to be a related party transaction. As of September 30, 2009, principal of $3,000 and accrued interest of $53 were outstanding under the Selling Shareholder Notes. The Company has accounted for the Selling Shareholder Notes as long-term debt in our condensed consolidated balance sheets as of September 30, 2009.

NOTE 9 — INTEREST RATE SWAP AGREEMENTS

As part of our acquisition of Brad Foote in October 2007, we assumed two interest rate swap agreements. These swap agreements are intended to minimize the impact of interest rate fluctuations on certain debt instruments. Interest rate swap agreements involve exchanges of fixed or floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. Derivatives are measured at fair value and recognized as either assets or liabilities on the Company’s balance sheet. The accounting for changes in the fair value of a derivative is dependent upon the use of the derivative and its resulting designation. Unless specific hedge accounting criteria are met, changes in the fair value of the derivative must be recognized currently in earnings. The Company’s interest rate swaps do not qualify for hedge accounting, and therefore, the Company is required to recognize the swap agreements at their fair market value and record the fluctuations in the fair value of the swap agreements in current earnings. During the three and nine months ended September 30, 2009, the Company reported a gain related to these fluctuations of approximately $64 and $262, respectively, compared to a loss of approximately $27 and $16, respectively, for the three and nine months ended September 30, 2008. The fair market value of the interest rate swaps of $320 and $582 is recorded as a long-term liability in our condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively.

The following table presents the fair values of derivative instruments included on our condensed consolidated balance sheets as of September 30, 2009:

	Liability Derivatives
	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Long-term liabilities (1)	$320
Total derivatives not designated as hedging instruments		$320

(1)   The Company’s interest rate contracts are classified on a separate line item titled “Interest rate swap agreements” in the long-term liabilities section on our condensed consolidated balance sheets.

The following table presents the pretax amounts of interest rate contracts affecting our condensed consolidated statements of operations for the three and nine months ended September 30, 2009:

		Amount of Gain or (Loss)
		Recognized in Income on
Derivatives Not	Location of Gain or (Loss)	Derivative
Designated as Hedging	Recognized in Income on	Three Months Ended	Nine Months Ended
Instruments	Derivative	September 30, 2009	September 30, 2009
Interest rate contracts	Other income (expense)	$64	$262

Total		$64	$262

NOTE 10 — FAIR VALUE MEASUREMENTS

The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Additionally, the Company is required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

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

The following table represents the fair values of the Company’s financial liabilities as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$320	$—	$320
Total liabilities at fair value	$—	$320	$—	$320

See Note 9, “Interest Rate Swap Agreements” of the notes to our unaudited condensed consolidated financial statements for a discussion of the Level 2 interest rate swap agreements.

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

NOTE 11 — INCOME TAXES

The Company accounts for income taxes based upon an asset and liability approach. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009, the Company had accrued interest or penalties related to uncertain tax positions totaling $67.

The Company files income tax returns in U.S. federal and state jurisdictions. As of September 30, 2009, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. No changes in settled tax years have occurred through September 30, 2009. The Company does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next 12 months.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Loss before (benefit) provision for income taxes	$(5,060)	$(6,289)	$(17,909)	$(11,505)
(Benefit) provision for income taxes	(116)	1,210	(389)	1,410
Net loss	$(4,944)	$(7,499)	$(17,520)	$(12,915)

Effective tax rates differ from federal statutory income tax rates primarily due to changes in valuation allowance, permanent differences and provisions for state and local income taxes. As of September 30, 2009, the Company had a net deferred tax liability of $1,580 primarily related to temporary differences in indefinite-lived assets. These indefinite-lived assets consist of tax deductible goodwill from business acquisitions completed during 2007 and 2008. During the three and nine months ended September 30, 2009, the Company recorded a benefit for income taxes of $116 and $389, respectively, compared to a provision for income taxes for the three and nine months ended September 30, 2008 of $1,210 and $1,410, respectively. The decrease in income taxes was primarily attributable to higher net losses during the nine months ended September 30, 2009, a full income tax valuation allowance for federal income tax reporting purposes as a result of the Company’s net operating loss carryforwards, and a decrease in state income taxes and deferred state income tax liabilities resulting from a favorable change in the state of Wisconsin’s method of calculating state income taxes on a prospective basis.

NOTE 12 — SHARE-BASED COMPENSATION

The Company grants incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2007 Equity Incentive Plan (the “EIP”), which was approved by the Company’s Board of Directors in October 2007 and by the Company’s

stockholders in June 2008. The EIP was subsequently amended in August 2008 by the Company’s Board of Directors to include certain non-material amendments to clarify the terms and conditions of restricted stock awards and to provide that the administrator of the EIP has the authority to authorize future amendments to the EIP. The EIP was further amended by the Company’s stockholders in June 2009 to increase the number of shares of common stock authorized for issuance under the EIP. As amended, the EIP reserves 5,500,000 shares of our common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of September 30, 2009, the Company had reserved 1,553,193 shares for the exercise of stock options outstanding, 324,552 shares for restricted stock unit awards outstanding and 3,470,888 additional shares for future stock awards under the EIP. As of September 30, 2009, 151,367 shares of common stock reserved for stock options and restricted stock unit awards under the EIP have been issued in the form of common stock.

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

Stock option activity during the nine months ended September 30, 2009 was as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2008	2,030,000	$11.60
Granted	194,193	7.58
Exercised	(67,500)	8.10
Forfeited	(588,167)	10.03
Cancelled	(15,333)	9.32
Outstanding as of September 30, 2009	1,553,193	$11.87

Exercisable as of September 30, 2009	283,600	$11.91

Restricted Stock. The granting of restricted stock units is provided for under the EIP. Restricted stock units generally vest on the anniversary of the grant date; with vesting terms that range from immediate vesting to five years from the date of grant. The fair value of each unit granted is equal to the closing price of our common stock on the date of grant and is expensed ratably over the vesting term of the restricted stock award. If a plan participant’s employment is terminated during the vesting period, he or she forfeits the right to any unvested portion of the restricted stock units.

Activity related to restricted stock unit awards during the nine months ended September 30, 2009 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2008	127,500	$10.71
Granted	275,919	6.85
Vested	(76,367)	3.31
Forfeited	(2,500)	3.10
Outstanding as of September 30, 2009	324,552	$9.10

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the nine months ended September 30, 2009 and 2008, and assumptions used to value stock options, are as follows:

	Nine Months Ended September 30,
	2009	2008
Dividend yield	—	—
Risk-free interest rate	2.6%	3.1%
Weighted average volatility	85.0%	64.9%
Expected life (in years)	6.5	6.5
Weighted average grant date fair value per share of options granted	$5.58	$9.88

Dividend yield is zero as the Company currently does not pay a dividend.

Risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the award.

Volatility is estimated based on comparable volatility averages for the energy related sector at the time of grant.

The expected life of each stock option award granted during the nine months ended September 30, 2009 was derived using the simplified method for estimating the expected term.  The expected life of each stock option award granted during the nine months ended September 30, 2008 was estimated based on the service period of the stock option award.

The fair value of each unit of restricted stock is equal to the fair market value per share of our common stock on the date of grant.

The following table summarizes share-based compensation expense included in our condensed consolidated statements of operations for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Share-based compensation expense:
Selling, general and administrative	$2,042	$1,128
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$2,042	$1,128

Reduction in earnings per share:
Basic and diluted earnings per share (2)	$0.02	$0.01

(1)

Income tax benefit is not illustrated because the Company is currently operating at a loss and an actual income tax benefit may not be realized for the nine months ended September 30, 2009 and 2008, respectively. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is reserved for in the valuation allowance.

(2)

Diluted earnings per share for the nine months ended September 30, 2009 and 2008 does not include common stock equivalents due to its anti-dilutive nature as a result of the Company’s net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

As of September 30, 2009, we estimate that pre-tax compensation expense for all unvested share-based awards, including both stock options and restricted stock units, in the amount of approximately $9,772 will be recognized in our results of operations through the year 2014. We expect that the exercising of stock options and future vesting of restricted stock units will be satisfied by issuing new shares of our common stock.

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) implemented the FASB Accounting Standards Codification (the “Codification”) effective July 1, 2009. The Codification will become the source of authoritative GAAP recognized by FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of the Codification, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.

Following the effective date of the Codification, FASB will not release new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force abstracts, but instead will issue Accounting Standards Updates (“ASU’s”). ASU’s will not be considered authoritative in their own right, but will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes in the Codification. The ASU’s issued by FASB that would be applicable to the Company are as follows:

In June 2009, FASB issued ASU 2009-01 Topic 105 — Generally Accepted Accounting Principles. ASU 2009-01 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

In June 2009, FASB issued ASU 2009-02 Omnibus Update. ASU 2009-02 provides amendments to various topics for technical corrections to the Codification. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

In August 2009, FASB issued ASU 2009-05 Fair Value Measurements and Disclosure (Topic 820). ASU 2009-05 provides amendments for the fair value measurement of liabilities and clarification on fair value measuring techniques. ASU 2009-05 is effective for the first reporting period, including interim periods, beginning after the issuance. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

In September 2009, FASB issued ASU 2009-07 Accounting for Various Topics. ASU 2009-07 provides certain technical corrections to certain SEC paragraphs. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

In October 2009, FASB issued ASU 2009-13 Revenue Recognition (Topic 605). ASU 2009-05 provides accounting and financial reporting disclosure amendments for multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this ASU is not anticipated to have a material impact on the Company’s financial position or results of operations.

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

The Company’s segments and their product and service offerings are summarized below:

Products

We manufacture high precision gearing systems and structural towers for wind turbines. We also manufacture custom-engineered gearing systems, and fabrications and weldments for the mining, energy and other industrial sectors.

Wind Turbine Gearing Systems

We manufacture precision gearing systems for the wind industry in North America, with plants in Illinois and Pennsylvania. We use an integrated manufacturing process, which includes our machining process in Cicero, Illinois, our heat treatment process in Neville Island, Pennsylvania and our finishing process in our Cicero factory.

Wind Turbine Structural Towers

We manufacture wind towers, specifically the large and heavier wind towers that are designed for 2 MW and larger wind turbines. Our production facilities are strategically located in close proximity to the primary U.S. wind resource regions, sited in Wisconsin and Texas, with a third wind tower manufacturing facility currently under construction in Brandon, South Dakota.

Industrial Products

We manufacture products for industrial markets including mining and oilfield equipment and cranes. Our industrial products include gearing, gear drives and custom weldments. These products are produced in Illinois and Wisconsin and serve to diversify our customer and product portfolio and balance our plant loadings.

Services

We offer a variety of services to our customers, including technical services, precision repair and engineering and logistics. Our service locations are in Illinois, California, South Dakota, Texas and Colorado.

Technical Services

We are an independent service provider of construction support and operations and maintenance services to the wind industry. Our specialty services include oil change-out, up-tower tooling for gearing systems, drive-train and blade repairs and component replacement. Our construction support capabilities include assembly of towers, nacelles, blades and other components. We also provide customer support, preventive maintenance and wind technician training. Our technicians utilize our regional service centers for storage and repair of parts as well as our training offerings.

Precision Repair & Engineering Services

Through our precision repair and engineering services, we repair and refurbish complex wind components, including control systems, gearboxes and blades. We also conduct warranty inspections, commission turbines and provide technical assistance. Additionally, we build replacement control panels for kW class wind turbines and repair both kW and MW blades.

Logistics

We offer specialized transportation, permitting and logistics management to the wind industry for oversize and overweight machinery and equipment. We deliver complete turbines to the installation site, including blades, nacelles and tower sections for final erection. We focus on the project management of the delivery of complete wind turbine farms.

Corporate and Other

The Company has combined all operating segments that do not individually meet the aggregation criteria or quantitative thresholds to form the “Corporate and Other” segment for segment reporting. The “Corporate and Other” segment is comprised of adjustments to reconcile segment results to consolidated results, which primarily includes corporate administrative expenses and intercompany eliminations.

Below is a summary of segment operations as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008. Segment information related to the three and nine months ended September 30, 2008 has been reclassified to conform to our current segment presentation.

	Revenues		Operating Profit (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,
Segments:	2009	2008	2009	2008

Products segment	$47,890	$51,042	$(678)	$(1,018)
Services segment	11,788	13,501	28	(358)
Corporate and Other (1)	(171)	(855)	(3,921)	(4,684)
	$59,507	$63,688	$(4,571)	$(6,060)

	Revenues		Operating Profit (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,
Segments:	2009	2008	2009	2008

Products segment	$130,916	$115,331	$(10,205)	$2,024
Services segment	34,502	25,205	(756)	(1,121)
Corporate and Other (1)	(536)	(854)	(11,027)	(10,544)
	$164,882	$139,682	$(21,988)	$(9,641)

	Total Assets as of
	September 30,	December 31,
Segments:	2009	2008

Products segment	$265,243	$308,044
Services segment	59,184	65,795
Corporate and Other (2)	3,902	5,909
	$328,329	$379,748

(1)

“Corporate and Other” includes corporate selling, general and administrative expenses and intercompany eliminations. Corporate selling, general and administrative expenses includes corporate salaries and benefits, share-based compensation, and professional fees.

(2)	“Corporate and Other” includes assets of the corporate headquarters and intercompany eliminations.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Customer Disputes

During the third quarter of 2009, the Company was involved in a contract dispute with a customer. The Company and the customer have reached a tentative resolution on this matter. Based on the discussions that occurred, the Company has reserved $1,500, of which $1,200 relates to a settlement of this contract dispute and $300 for a warranty reserve associated with this matter.

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

Purchase Commitments

We have issued building and equipment purchase commitments associated with the construction of a new wind tower manufacturing facility located in Brandon, South Dakota totaling approximately $3,300 as of September 30, 2009.

During 2007, we entered into a purchase contract for equipment with a foreign vendor, which was subsequently modified on December 31, 2008. Under the terms of this amended purchase agreement, we agreed to equipment purchases totaling $3,674, of which $978 was paid as a down payment and the remaining $2,784 in principal plus accrued interest at 6% per annum is to be paid in twelve equal monthly installments through December 2009. We have accounted for this purchase agreement as a promissory note and the outstanding balances of $696 and $2,784 are included in lines of credit and notes payable in the current liabilities section of the Company’s condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively.

During 2008, we entered into two purchase agreements for equipment totaling $4,888. Under the terms of the purchase agreements, we were required to make a $1,324 deposit and must purchase the stated equipment in the purchase agreement or equipment of equal or lesser value. If the equipment is not purchased prior to the expiration of the purchase agreement on December 31, 2010, we would be required to surrender its deposit for the equipment to the vendor. As of September 30, 2009, the deposit balance was $1,324 and is included in other assets in of our condensed consolidated balance sheets as of September 30, 2009.

Legal Proceedings

The Company is subject to legal proceedings in the normal course of business. We periodically evaluate the need to record liabilities in connection with loss contingencies, including, but not limited to, settlement of legal proceedings and regulatory compliance matters. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable.

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

In September 2007, Tower Tech received a notice of violation from the Wisconsin Department of Natural Resources (“WDNR”) stating that Tower Tech was in violation of several provisions of the state’s air pollution laws and regulations in connection with the construction and operation of two new paint booths at its Manitowoc, Wisconsin facility. During the third quarter of 2009, Tower Tech and the WDNR entered into a settlement agreement to resolve this alleged violation which provided for a payment by Tower Tech of $95,000 to the WDNR and the installation of certain equipment that could result in the potential reduction of certain emissions related to paints and thinners used by Tower Tech.

Warranty Liability

Within our Products segment, we provide warranty terms that generally range from two to seven years for various products relating to workmanship and materials supplied by the Company. We reserve for warranty claims based on industry experience and estimates made by management. From time to time, customers may submit warranty claims against the Company. In certain contracts, we have recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of September 30, 2009 and December 31, 2008, our estimated product warranty liability was $1,477 and $890, respectively, and is recorded within accrued liabilities in our condensed consolidated balance sheets.

Sale-Leaseback Transactions

We have entered into sale-leaseback agreements whereby certain owned equipment is sold to a third party financing company in exchange for cash and the subsidiary then leases back the equipment from the purchaser. The primary purpose of these arrangements is to provide additional liquidity to meet working capital requirements. Depending on the terms of the lease agreement, the lease may be classified as an operating or capital lease. In addition, the sale of the assets may result in a gain or loss, which must be amortized to other income or loss in our statement of operations over the life of the operating lease. As of September 30, 2009, the minimum monthly payments due under these lease agreements totaled $98.

Other

As of September 30, 2009, approximately 24.5% of our employees were covered by two collective bargaining agreements with local unions. These agreements are scheduled to expire in October 2009 and February 2010. We have reached a tentative agreement on new terms for the agreement set to expire in October 2009 that would result in a three year extension.

NOTE 16 — EARNINGS PER SHARE

The Company computes earnings per share under the basic and diluted methodology and presents per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Basic earnings per share calculation:

Net loss to common stockholders	$(4,944)	$(7,499)	$(17,520)	$(12,915)

Weighted average number of common shares outstanding	96,608,575	96,470,415	96,549,710	87,692,295
Basic net loss per share	$(0.05)	$(0.08)	$(0.18)	$(0.15)

Diluted earnings per share calculation:

Net loss to common stockholders	$(4,944)	$(7,499)	$(17,520)	$(12,915)

Weighted average number of common shares outstanding	96,608,575	96,470,415	96,549,710	87,692,295
Common stock equivalents:
Stock options and restricted stock units (1)	—	—	—	—
Weighted average number of common shares outstanding	96,608,575	96,470,415	96,549,710	87,692,295
Diluted net loss per share	$(0.05)	$(0.08)	$(0.18)	$(0.15)

(1) Stock options and restricted stock units granted and outstanding of 1,877,745 and 1,903,000 as of September 30, 2009 and 2008, respectively, are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company’s net loss for these respective periods.

NOTE 17 — SUBSEQUENT EVENTS

On October 30, 2009, the Company filed a registration statement with the SEC related to a proposed public offering of 15,000,000 shares of its common stock. Included in this offering, the Company proposes to sell 10,000,000 shares and Tontine Capital Partners, L.P., and certain of its affiliated funds (collectively “Tontine”), propose to sell 5,000,000 shares. In addition, the underwriter has the option to purchase from Tontine and J. Cameron Drecoll, the Company’s Chief Executive Officer, up to an additional 2,250,000 shares of its common stock under the same terms and conditions to cover over-allotments, if any.

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

(Dollars are presented in thousands unless otherwise stated)

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto appearing elsewhere herein. This section is organized as follows:

•      Our Business — an overview of our business, a discussion of current business and industry opportunities, challenges and risks, and a discussion of significant developments affecting our business.

•      Results of Operations — an analysis and comparison of our condensed consolidated results of operations for the three and nine months ended September 30, 2009 and 2008, as reflected in our condensed consolidated statements of operations.

•      Selected Financial Data — an analysis and comparison of selected non-GAAP financial measures for the three and nine months ended September 30, 2009 and 2008.

•      Summary of Critical Accounting Policies and Estimates — a discussion of accounting policies and estimates that we believe require management’s most subjective or complex judgments.

•      Liquidity, Financial Position and Capital Resources — a discussion of our primary sources and uses of cash for the three and nine months ended September 30, 2009 and 2008, a discussion of selected changes in our financial position, and any changes to our future contractual obligations.

OUR BUSINESS

Business Overview

We are an independent, horizontally integrated supplier of customized products and services to the U.S. wind industry. Our product and service portfolio provides our customers, including wind turbine manufacturers, wind farm developers and wind farm operators, with access to a broad array of wind component and service offerings. We are a manufacturer of gearing systems and wind tower for the wind industry. We also provide technical service and precision repair and engineering and specialized logistics to the wind industry in the United States.

Our businesses are currently organized in two operating segments, Products and Services.

Products

We manufacture high precision gearing systems and structural towers for wind turbines. We also manufacture custom-engineered gearing systems, and fabrications and weldments for the mining, energy and other industrial sectors.

Wind Turbine Gearing Systems

We manufacture precision gearing systems for the wind industry in North America, with plants in Illinois and Pennsylvania. We use an integrated manufacturing process, which includes our machining process in Cicero, Illinois, our heat treatment process in Neville Island, Pennsylvania and our finishing process in our Cicero factory.

Wind Turbine Structural Towers

We manufacture wind towers, specifically the large and heavier wind towers that are designed for 2 MW and larger wind turbines. Our production facilities are strategically located in close proximity to the primary U.S. wind resource regions, sited in Wisconsin and Texas, with a third wind tower manufacturing facility currently under construction in Brandon, South Dakota.

Industrial Products

We manufacture products for industrial markets including mining and oilfield equipment and cranes. Our industrial products include gearing, gear drives and custom weldments. These products are produced in Illinois and Wisconsin and serve to diversify our customer and product portfolio and balance our plant loadings.

Services

We offer a variety of services to our customers, including technical services, precision repair and engineering and logistics. Our service locations are in Illinois, California, South Dakota, Texas and Colorado.

Technical Services

We are an independent service provider of construction support and operations and maintenance services to the wind industry. Our specialty services include oil change-out, up-tower tooling for gearing systems, drive-train and blade repairs and component replacement. Our construction support capabilities include assembly of towers, nacelles, blades and other components. We also provide customer support, preventive maintenance and wind technician training. Our technicians utilize our regional service centers for storage and repair of parts as well as our training offerings.

Precision Repair & Engineering Services

Through our precision repair and engineering services, we repair and refurbish complex wind components, including control systems, gearboxes and blades. We also conduct warranty inspections, commission turbines and provide technical assistance. Additionally, we build replacement control panels for kW class wind turbines and repair both kW and MW blades.

Logistics

We offer specialized transportation, permitting and logistics management to the wind industry for oversize and overweight machinery and equipment. We deliver complete turbines to the installation site, including blades, nacelles and tower sections for final erection. We focus on the project management of the delivery of complete wind turbine farms.

Third Quarter Overview

During the third quarter of 2009, the Company continued to be affected by the global economic downturn, particularly with respect to the economic impact that continues to affect our customers. The majority of our revenues are highly concentrated with a limited number of customers. During the first nine months of this year, several of our customers within the Products segment expressed their intent to scale back, delay or restructure existing customer agreements. As a result, our operating profits and gross margins have been negatively affected by the decline in production levels, which has created production volume inefficiencies in our operations and cost structures. In response, the Company has implemented initiatives to mitigate the effects of this decline in production volume through cost-cutting measures throughout our operations as well as reducing our capital spending in 2009. While our Products segment continues to be affected by the current economic downturn, our Services segment has been less affected as a result of service contracts entered into during the current year and the inclusion of Badger in our results of operations.

Business and Operating Strategy

Our business strategy is to capitalize on the anticipated growth of the wind sector in the United States and Canada by providing our value-added products and components and customized services across the wind supply chain to expand our market share. Our strategic objectives include the following:

•      Utilize our established platform to increase market share and satisfy customer demand. During 2008, we took steps to enhance our manufacturing capabilities by increasing gearing production capacity and constructing a new state-of-the-art tower manufacturing plant in Abilene, Texas. We are also constructing an additional tower manufacturing plant in Brandon, South Dakota. We increased specialized heavy-haul capacity by over 20% and increased our service capacity through strategic hiring and the addition of a new facility capable of supporting MW-class blade repair. We believe our presence in key wind resource states provides us with an advantage on cost, efficiency and speed to market by limiting exchange rate risk and importation and customs duties (compared to international competitors) and substantially reducing transportation and working capital costs for our customers. As a result, we believe that we are well positioned with our existing infrastructure to take advantage of projected improvements in market conditions.

•      Continue to develop and grow our service businesses. We have established a network of service centers strategically located near key wind farm sites with precision repair and engineering capabilities and skilled personnel. We believe that there is a significant opportunity to continue to develop this network to provide more comprehensive support to additional businesses in the wind industry. Wind turbine components are initially serviced by wind turbine manufacturers under applicable warranties, which have generally been shortening over time. We believe that, as the size of the installed base grows and ages, manufacturer warranties expire and as the complexity and size of wind turbines increase, wind farm operators will increasingly seek third party service providers to maintain their assets. We intend to support our customers’ service strategies, to further develop our own service channels and to capture a share of the expanding service and aftermarket support business through relationships with wind turbine manufacturers, wind farm operators and independent service providers. Consistent with this strategy, we continually evaluate potential acquisition opportunities, some of which may be material.

•      Leverage our success in North America to pursue international business opportunities. We have begun to expand our focus beyond the North American wind energy market to develop an international presence as a long-term strategic objective. We believe that there has been a rapid migration of turbine manufacturers to the United States, which has allowed us to develop relationships with leading global turbine assembly companies and increases our opportunity to leverage these relationships into global markets. We have recently restructured our management team to provide the framework for pursuing international business opportunities, which we believe will expand our revenue opportunities and enable us to better serve our customers, enhance our supply chain and develop additional synergies across our operating units.

•      Continue to improve production technology and operational efficiency. We believe that the proper coordination and integration of the supply chain are key factors that enable high operating efficiencies, increased reliability and lower costs. Our manufacturing facilities include state-of-the-art equipment and lean processes to help enhance our operational efficiency and flexibility. We will continue to pursue strategies to further optimize our production processes to generate increased output, leverage our scale and lower our costs while maintaining product quality.

•      Broaden our product offerings. We believe that we offer one of the most complete sets of product offerings addressing the needs of customers across the North American wind supply chain. We are dedicated to the identification, development and commercialization of new products that take advantage of our scale in order to provide comprehensive solutions for our customers. Since a turbine often contains more than 8,000 components, we plan to take advantage of our extensive expertise and technological capabilities to develop the complex product offerings required to compete in the North American wind market. As the North American wind industry matures and the complexity of wind turbines increases, complex product offerings, advanced supply chain management and specialized services will be critical for wind turbine manufacturers and wind farm developers and owners, and we intend to pursue our business strategies and maintain and enhance our established platform to more deeply penetrate our target markets and further diversify our customer base.

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

If these conditions continue or worsen, they may result in reduced worldwide demand for energy and additional difficulties in obtaining financing, which may adversely affect our business. Risks we might face include potential declines in revenues in our business segments due to reduced orders or other factors caused by economic challenges faced by our customers and prospective customers, potential adverse impacts on our ability to access credit and other financing sources beyond the approved credit lines we currently have, and increased costs associated with accessing additional credit and financing sources. Further, if these conditions continue or worsen, our ability to finance future acquisitions or significant capital expenditures relating to new projects and lines of business may be adversely affected.

Additionally, a continued economic slowdown may result in impairment to our fixed assets, goodwill and intangible assets. We perform an annual goodwill impairment test during the fourth quarter of each year, or more frequently when events or circumstances indicate that the carrying value of our assets may not be recovered. The recession that has occurred during 2008 and 2009 has impacted our financial results and has reduced purchases from certain of our key customers. We may determine that our expectations of future financial results and cash flows from one or more of our businesses has decreased or a decrease in stock valuation may occur, which could result in a review of our goodwill and intangible assets associated with these businesses. Since a large portion of the value of our intangibles has been ascribed to projected revenues from certain key customers, a change in our expectation of future cash from one or more of these customers could indicate potential impairment to the carrying value of our assets.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008

The summary of selected financial data table below should be referenced in conjunction with a review of the following discussion of our results of operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

	Three Months Ended September 30,				2009 vs. 2008
	2009	% of Total Revenue	2008	% of Total Revenue	$ Change	% Change

Revenues	$59,507	100.0%	$63,688	100.0%	$(4,181)	-6.6%
Cost of sales	52,925	88.9%	54,706	85.9%	(1,781)	-3.3%

Gross profit	6,582	11.1%	8,982	14.1%	(2,400)	-26.7%

Operating expenses
Selling, general and administrative expenses	8,247	13.9%	12,110	19.0%	(3,863)	-31.9%
Intangible amortization	2,906	4.9%	2,932	4.6%	(26)	-0.9%
Total operating expenses	11,153	18.8%	15,042	23.6%	(3,889)	-25.9%

Operating loss	(4,571)	-7.7%	(6,060)	-9.5%	1,489	-24.6%

Other income (expense)
Interest (expense) income, net	(732)	-1.2%	90	0.1%	(822)	-913.3%
Other, net	243	0.4%	(319)	-0.5%	562	-176.2%
Other expense, net	(489)	-0.8%	(229)	-0.4%	(260)	113.5%

Net loss before (benefit) provision for income taxes	(5,060)	-8.5%	(6,289)	-9.9%	1,229	-19.5%
(Benefit) provision for income taxes	(116)	-0.2%	1,210	1.9%	(1,326)	109.6%
Net loss	$(4,944)	-8.3%	$(7,499)	-11.8%	$2,555	-34.1%

The following table presents our results of operations by reportable segment for the three months ended September 30, 2009:

	Three Months Ended September 30, 2009
	Products	Services	Corporate and Other (1)	Total

Revenues	$47,890	$11,788	$(171)	$59,507
Cost of sales	43,906	9,127	(108)	52,925

Gross profit (deficit)	3,984	2,661	(63)	6,582

Operating expenses
Selling, general and administrative expenses	2,616	1,773	3,858	8,247
Intangible amortization	2,046	860	—	2,906
Total operating expenses	4,662	2,633	3,858	11,153

Operating (loss) income	(678)	28	(3,921)	(4,571)

(1) “Corporate and Other” includes corporate selling, general and administrative expenses and intercompany eliminations. Corporate selling, general and administrative expenses includes corporate salaries and benefits, share-based compensation and professional fees.

The following table presents our results of operations by reportable segment for the three months ended September 30, 2008:

	Three Months Ended September 30, 2008
	Products	Services	Corporate and Other (1)	Total

Revenues	$51,042	$13,501	$(855)	$63,688
Cost of sales	46,309	8,341	56	54,706

Gross profit (deficit)	4,733	5,160	(911)	8,982

Operating expenses
Selling, general and administrative expenses	3,768	4,569	3,773	12,110
Intangible amortization	1,983	949	—	2,932
Total operating expenses	5,751	5,518	3,773	15,042

Operating loss	(1,018)	(358)	(4,684)	(6,060)

(1) “Corporate and Other” includes corporate selling, general and administrative expenses and intercompany eliminations. Corporate selling, general and administrative expenses includes corporate salaries and benefits, share-based compensation and professional fees.

Revenues

Total revenues decreased $4,181 or 6.6%, from $63,688 during the three months ended September 30, 2008, to $59,507 during the three months ended September 30, 2009. The decrease in revenues was primarily attributable to a decline in wind turbine gearing and logistics revenues, which was partially offset by an increase in wind turbine structural tower revenues.

Products segment revenues decreased $3,152 from $51,042 during the three months ended September 30, 2008, to $47,890 during the three months ended September 30, 2009. The decrease in revenues within our Products segment was primarily attributable to a decline in gearing orders and specialty welding services, which was partially offset by an increase in wind tower units sold during the third quarter. The manufacture of gearing for the wind industry during the third quarter of 2009 continued to be negatively affected by reduced or delayed production orders from our key wind energy customers. However, higher revenues related to custom-engineered gearing orders for non-wind related sectors continued to remain strong relative to the prior year in addition to Brad Foote’s ability to fulfill backlog production orders for the wind related markets. Revenues related to wind towers manufactured increased during the third quarter of 2009 primarily as a result of production at our new wind tower manufacturing facility in Abilene, Texas and an increase in wind tower sections manufactured at our Manitowoc, Wisconsin facility as compared to the prior year.

Services segment revenues decreased $1,713 from $13,501 during the three months ended September 30, 2008, to $11,788 during the three months ended September 30, 2009. The decrease in revenues within our Services segment was primarily attributable to a decline in technical service contracts received during the current quarter as compared to the prior year. The decline in logistics revenues primarily related to a general decline in services contracts entered into in addition to changes in start dates of contracts that were bid on during the current quarter.

Cost of Sales

Total cost of sales decreased $1,781 from $54,706 during the three months ended September 30, 2008, to $52,925 during the three months ended September 30, 2009. The decrease in cost of sales primarily attributable to a reduction in manufacturing costs associated with a decline in wind turbine gearing revenues, which was partially offset by an increase in production costs related to higher production levels of wind turbine structural towers manufactured in the current quarter and higher direct labor costs associated with our precision repair and engineering services.

Products segment cost of sales decreased from $46,309 during the three months ended September 30, 2008, to $43,906 during the three months ended September 30, 2009. The decrease in cost of sales within our Products segment was primarily attributable to the decline in the sales of wind gearing, which resulted in a corresponding reduction in manufacturing costs. The decline in cost of sales was partially offset by higher wind tower production costs as a result of an increase in wind tower sections manufactured as compared to the prior year.

Services segment cost of sales increased from $8,341 during the three months ended September 30, 2008, to $9,127 during the three months ended September 30, 2009. The increase in cost of sales within our Services segment was primarily attributable to higher direct labor costs as a result of an increase in field technicians in our maintenance and repair services as compared to the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from $12,110 during the three months ended September 30, 2008, to $8,247 during the three months ended September 30, 2009. The decrease was primarily attributable to a reduction in professional expenses and cost reduction initiatives implemented during the third quarter as compared to the same period during the prior year. The decrease in selling, general and administrative expense was partially offset by a $1,200 expense related to the tentative settlement of a customer dispute recorded during the current quarter. Additionally, selling, general and administrative expenses were higher in the comparable period of the prior year as a result of professional fees associated with the integration of acquisitions of the Company and related to Sarbanes-Oxley compliance initiatives.

Intangible Amortization

Intangible amortization expense decreased from $2,932 during the three months ended September 30, 2008, to $2,906 during the three months ended September 30, 2009. The decrease was primarily attributable to reduction in amortization expense of non-compete agreements as certain of these agreements have been fully amortized during the third quarter of 2009.

Other Expense, net

Total other expense, net was $229 during the three months ended September 30, 2008, compared to other expense, net of $489 during the three months ended September 30, 2009. The increase was primarily attributable to higher interest expense as a result of an increase in borrowings outstanding as compared to the prior year and due to higher interest expense at Brad Foote as a result of the amendment to its Debt Facilities in August 2009, which, among other things, increased the interest rate on outstanding borrowings. The increase in interest expense was partially offset by $262 in unrealized gains associated with our interest rate derivatives as a result of a favorable change in the fair market value of these derivative instruments.

Provision for Income Taxes

During the three months ended September 30, 2008, the Company reported a provision for income taxes of $1,210 compared to a benefit for income taxes of $116 during the three months ended September 30, 2009. The decrease in income taxes was primarily attributable to a reduction in the income tax valuation allowance for federal income tax reporting purposes as a result of the Company’s net operating loss carryforwards, which was partially offset by an increase in the provision for state income taxes during the current quarter.

Net Loss

Net loss decreased from $7,499 during the three months ended September 30, 2008, to $4,944 during the three months ended September 30, 2009, primarily as a result of the factors as described above.

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008

The summary of selected financial data table below should be referenced in conjunction with a review of the following discussion of our results of operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

	Nine Months Ended September 30,				2009 vs. 2008
	2009	% of Total Revenue	2008	% of Total Revenue	$ Change	% Change

Revenues	$164,882	100.0%	$139,682	100.0%	$25,200	18.0%
Cost of sales	150,464	91.2%	112,599	80.6%	37,865	33.6%

Gross profit	14,418	8.8%	27,083	19.4%	(12,665)	-46.8%

Operating expenses
Selling, general and administrative expenses	27,688	16.8%	28,475	20.4%	(787)	-2.8%
Intangible amortization	8,718	5.3%	8,249	5.9%	469	5.7%
Total operating expenses	36,406	22.1%	36,724	26.3%	(318)	-0.9%

Operating loss	(21,988)	-13.3%	(9,641)	-6.9%	(12,347)	128.1%

Other income (expense)
Interest (expense) income, net	(1,831)	-1.1%	(1,921)	-1.3%	90	-4.7%
Other, net	5,910	3.6%	57	0.0%	5,853	10268.4%
Other income (expense), net	4,079	2.5%	(1,864)	-1.3%	5,943	-318.8%

Net loss before (benefit) provision for income taxes	(17,909)	-10.8%	(11,505)	-8.2%	(6,404)	55.7%
(Benefit) provision for income taxes	(389)	-0.2%	1,410	1.0%	(1,799)	127.6%
Net loss	$(17,520)	-10.6%	$(12,915)	-9.2%	$(4,605)	35.7%

The following table presents our results of operations by reportable segment for the nine months ended September 30, 2009:

	Nine Months Ended September 30, 2009
	Products	Services	Corporate and Other (1)	Total

Revenues	$130,916	$34,502	$(536)	$164,882
Cost of sales	124,492	26,300	(328)	150,464

Gross profit (deficit)	6,424	8,202	(208)	14,418

Operating expenses
Selling, general and administrative expenses	10,491	6,378	10,819	27,688
Intangible amortization	6,138	2,580	—	8,718
Total operating expenses	16,629	8,958	10,819	36,406

Operating loss	(10,205)	(756)	(11,027)	(21,988)

(1) “Corporate and Other” includes corporate selling, general and administrative expenses and intercompany eliminations. Corporate selling, general and administrative expenses includes corporate salaries and benefits, share-based compensation and professional fees.

The following table presents our results of operations by reportable segment for the nine months ended September 30, 2008:

	Nine Months Ended September 30, 2008
	Products	Services (1)	Corporate and Other (2)	Total

Revenues	$115,331	$25,205	$(854)	$139,682
Cost of sales	98,111	14,531	(43)	112,599

Gross profit (deficit)	17,220	10,674	(811)	27,083

Operating expenses
Selling, general and administrative expenses	9,068	9,674	9,733	28,475
Intangible amortization	6,128	2,121	—	8,249
Total operating expenses	15,196	11,795	9,733	36,724

Operating income (loss)	2,024	(1,121)	(10,544)	(9,641)

(1) For the nine months ended September 30, 2008, the “Services” segment includes the results of operations of EMS for the period of January 16, 2008 through September 30, 2008 and the results of operations of Badger for the period of June 4, 2008 through September 30, 2008. EMS and Badger were acquired by the Company on January 16, 2008 and June 4, 2008, respectively.

(2) “Corporate and Other” includes corporate selling, general and administrative expenses and intercompany eliminations. Corporate selling, general and administrative expenses includes corporate salaries and benefits, share-based compensation and professional fees.

Revenues

Total revenues increased $25,200 or 18%, from $139,682 during the nine months ended September 30, 2008, to $164,882 during the nine months ended September 30, 2009. The increase in revenues was primarily attributable to an increase in wind turbine structural tower revenues and precision repair and engineering services, which was partially offset by a decline in revenues attributable to wind gearing revenues.

Products segment revenues increased $15,585 from $115,331 during the nine months ended September 30, 2008, to $130,916 during the nine months ended September 30, 2009. The increase in revenues within our Products segment was primarily attributable to the inclusion of materials in the selling price of a higher proportion of wind towers manufactured and an increase in wind tower revenues as a result of production at our new wind tower manufacturing facility in Abilene, Texas, which was partially offset by the decline in gearing orders for the wind industry.

Services segment revenues increased $9,297 from $25,205 during the nine months ended September 30, 2008, to $34,502 during the nine months ended September 30, 2009. The increase in revenues within our Services segment was primarily attributable to full year financial results of Badger, which we acquired in June 2008. In addition, Services segment revenues increased as a result of an increase in maintenance and repair contracts completed as compared to the prior year.

Cost of Sales

Total cost of sales increased $37,865 from $112,599 during the nine months ended September 30, 2008, to $150,464 during the nine months ended September 30, 2009. The increase in cost of sales primarily attributable to an increase in production costs associated higher production levels of wind turbine structural towers manufactured and higher direct labor costs associated with our precision repair and engineering services, which was partially offset by a decline in manufacturing costs of wind turbine gearing systems as a result of a decline in production volume.

Products segment cost of sales increased from $98,111 during the nine months ended September 30, 2008, to $124,492 during the nine months ended September 30, 2009. The increase in cost of sales within our Products segment was primarily attributable to the inclusion of materials in the selling price of a higher proportion of wind towers, higher production costs related to the opening of the Abilene, Texas wind tower manufacturing facility, and volume inefficiencies at Brad Foote as a result of a decline in manufacturing orders as compared to the same period during the previous year.

Services segment cost of sales increased from $14,531 during the nine months ended September 30, 2008, to $26,300 during the nine months ended September 30, 2009. The increase in cost of sales within our Services segment was primarily attributable to the inclusion of full year financial results of Badger, which we acquired in June 2008, and higher direct labor costs as a result of an increase in field technicians in our maintenance and repair services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from $28,475 during the nine months ended September 30, 2008, to $27,688 during the nine months ended September 30, 2009. The decrease was primarily attributable to cost reduction initiatives implemented during the current year to mitigate the effects of a decline in wind energy related revenues. During the nine months ended September 30, 2009, the Company reduced administrative headcount to offset this decline in production volumes. The cost reduction initiatives were partially offset by higher general and administrative expenses during the first half of this year related to higher professional fees due to the finalization of audits related to prior year acquisitions, severance payments made to a former executive, professional fees related to the filing of our registration statement, and professional fees and due diligence expenses associated with a potential acquisition that the Company did not complete during the current year.

Intangible Amortization

Intangible amortization expense increased from $8,249 during the nine months ended September 30, 2008, to $8,718 during the nine months ended September 30, 2009. The increase was primarily attributable to an increase in intangible amortization expense related to customer relationships and trade name intangibles resulting from the acquisitions of EMS and Badger, which the Company acquired during January 2008 and June 2008, respectively.

Other Expense (Income), net

Total other expense, net was $1,864 during the nine months ended September 30, 2008, compared to other income, net of $4,079 during the nine months ended September 30, 2009. The increase was primarily attributable to the recognition of $5,082 in income related to an escrow agreement settlement with the former owners of Brad Foote during the second quarter of 2009.

Provision for Income Taxes

During the nine months ended September 30, 2008, the Company reported a provision for income taxes of $1,410 compared to a benefit for income taxes of $389 during the nine months ended September 30, 2009. The decrease in income taxes was primarily attributable to higher net losses during the current year and a reduction in the income tax valuation allowance for federal income tax reporting purposes as a result of the Company’s net operating loss carryforwards, which was partially offset by an increase in the provision for state income taxes during the current year.

Net Loss

Net loss increased from $12,915 during the nine months ended September 30, 2008, to $17,520 during the nine months ended September 30, 2009, primarily as a result of the factors as described above.

SELECTED FINANCIAL DATA

The following non-GAAP financial measure presented below relates to earnings before interest, taxes, depreciation, amortization and share-based payments (“EBITDA”) and is presented for illustrative purposes as an accompaniment to our unaudited financial results of operations for the three and nine months ended September 30, 2009 and 2008. EDITDA should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under GAAP. We believe that EBITDA is particularly meaningful due principally to the role acquisitions have played in the development of the Company. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, which was primarily attributable to a significant portion of the purchase price of our acquired businesses being allocated to depreciable fixed assets and definite-lived intangible assets. The following EBITDA calculation is derived from our unaudited condensed consolidated financial results for the three and nine months ended September 30, 2009 and 2008 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss	$(4,944)	$(7,499)	$(17,520)	$(12,915)
(Benefit) provision for income taxes	(116)	1,210	(389)	1,410
Interest expense (income), net	732	(90)	1,831	1,921
Depreciation and amortization	6,698	5,908	20,131	15,706
Share-based compensation	677	225	2,042	1,128
EBITDA	$3,047	$(246)	$6,095	$7,250

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

In some instances, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. Assuming all other revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

Warranty Liability

Within our Products segment, we typically provide a warranty with terms that generally range from two to seven years for various products relating to workmanship and materials supplied by the Company. We reserve for warranty claims based on industry experience and estimates made by management. From time to time, customers may submit warranty claims against the Company. In certain contracts, we have recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of September 30, 2009 and December 31, 2008, our estimated product warranty liability was $1,477 and $890, respectively, and is recorded within accrued liabilities in our condensed consolidated balance sheets.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. The Company performs an annual goodwill impairment test during October of each year, or more frequently when events or circumstances indicate that the carrying value of the Company’s assets may not be recovered. The Company tests intangible assets for impairment only when events or circumstances indicate that the carrying value of the Company’s assets may not be recovered. In evaluating the recoverability of the carrying value of goodwill and other intangible assets, we must make assumptions regarding the fair value of our reporting units. Our method of determining the fair value is based upon our estimate of the projected future discounted cash flows of our reporting units. If our fair value estimates or related assumptions change in the future, we may be required to record additional impairment charges related to goodwill and intangible assets.

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

Income Taxes

The Company accounts for income taxes based upon an asset and liability approach. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

In connection with the preparation of our consolidated financial statements, we are required to estimate our income tax liability for each of the tax jurisdictions in which we operate. This process involves estimating our actual current income tax expense and assessing temporary differences resulting from differing treatment of certain income or expense items for income tax reporting and financial reporting purposes. We also recognize as deferred income tax assets the expected future income tax benefits of net operating loss carryforwards. In evaluating the realizability of deferred income tax assets associated with net operating loss carryforwards, we consider, among other things, expected future taxable income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Changes in, among other things, income tax legislation, statutory income tax rates, or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

The Company also accounts for the uncertainty in income taxes related to the recognition and measurement of a tax position taken or expected to be taken in an income tax return. The Company follows the applicable pronouncement guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition related to the uncertainty in these income tax positions.

Recent Accounting Pronouncements

See Note 13, “Recent Accounting Pronouncements” of the notes to our unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements that may affect the Company.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2009, cash and cash equivalents totaled $7,660 and remained relatively unchanged compared to our cash and cash equivalents which totaled $7,834 as of June 30, 2009. In light of the current economic conditions and in particular with respect to the current market conditions for the wind and energy related markets, we have implemented a number of initiatives to monitor and conserve our liquidity to ensure that we have adequate cash on hand and cash available to meet current and future operating requirements. Among these initiatives, we have continued to focus our efforts on cash management, which has included more stringent controls on capital spending, improvements in our collection of accounts receivable, renegotiating or extending credit terms for firm purchase commitments and trade payables, and entering into new financing or debt arrangements. We have completed a series of reduction in workforce initiatives throughout the organization to better align our resources to the current production demands from our customers. We believe that the completion of these initiatives and the continuous monitoring of our liquidity and financial position will enable us to continue to satisfy the cash requirements for working capital, necessary capital expenditures and debt and lease commitments through at least the next 12 months primarily using available cash balances, cash generated by operations and through additional financing or equity arrangements. While we anticipate being able to maintain adequate liquidity, there can be no assurance that our cash balances and cash flows will be adequate to meet our liquidity and operating requirements.

During the nine months ended September 30, 2009, we entered into additional financing arrangements to improve our liquidity and cash balances. In April 2009, Tower Tech entered into a sale-leaseback agreement with Varilease Finance, Inc. (“Varilease”) under which Varilease agreed to provide equipment financing in the amount of up to $3,000. Proceeds from this financing arrangement are being used for working capital and other general operating needs. In addition, Tower Tech obtained construction financing from Great Western in the amount of up to $10,000 under the Construction Loan Agreement. Proceeds from this debt arrangement will be used to complete construction of Tower Tech’s wind tower manufacturing facility in Brandon, South Dakota. We believe that by entering into these additional financing arrangements, we have strengthened our financial position and have provided additional liquidity to meet current and future operating requirements. In August 2009, the BF Subsidiaries and BOA entered into the Third Omnibus Amendment further amending the Loan Agreement. Among other things, the Third Omnibus Amendment waived Brad Foote’s financial covenant violations for the second quarter of 2009 and reset its financial covenants on a prospective basis. In September 2009, Badger obtained from General Electric Capital Corporation a term loan in the principal amount of approximately $1,000. Proceeds from this loan will be used for working capital and other general operating needs.

Additionally, we intend to enhance our ability to fulfill our operating and liquidity requirements through financing initiatives that may include the completion of a public offering of our common stock. On October 30, 2009, we filed a registration statement with the SEC related to a proposed public equity offering of 15,000,000 shares of our common stock, of which we propose to sell 10,000,000 shares and Tontine Capital Partners, L.P., and its affiliated funds propose to sell 5,000,000 shares. If successful, we anticipate that a portion of the proceeds from this equity offering will be used to repay outstanding indebtedness, including our outstanding debt facilities with BOA and the remainder for general corporate operating purposes, including capital expenditures to grow our service businesses. Among other things, the repayment of certain debt facilities will release us from significant subsidiary-specific financial covenant requirements and asset liens, reduce our debt service requirements and allow the free flow of funds throughout the organization. We also intend to pursue the establishment of a senior credit facility which would enable us to better manage our working capital and other short-term cash requirements.

Our ability to make scheduled payments on our debt and other financial obligations will depend on our future financial and operating performance. While we believe that we will continue to have sufficient cash flows to operate our businesses, there can be no assurances that our operations will generate sufficient cash flows or that we will be successful in our planned equity placement offering or that credit facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we cannot make scheduled payments on our debt, we will be in default and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable and we could be forced into bankruptcy, liquidation or required to substantially restructure or alter our business operations and debt obligations.

Sources and Uses of Cash

Operating Cash Flows

During the nine months ended September 30, 2008, net cash used in operating activities was $5,812, compared to net cash provided by operating activities of $2,853 during the nine months ended September 30, 2009. The increase in net cash provided by operating activities was primarily attributable to a decrease in our inventory balances and higher collections of accounts receivable, which were partially offset by a decrease in our accounts payable and customer deposits. Changes in our inventories during the nine months ended September 30, 2009 were primarily attributable to inventory turnover at our Manitowoc, Wisconsin and Abilene, Texas wind tower manufacturing facilities related to the scheduled completion of wind tower manufacturing orders and a decrease in gearing inventory due to a decline in gearing sales for the wind related industry. Additionally, the conversion of accounts receivable into cash collections improved our net cash provided by operating activities during the nine months ended September 30, 2009 relative to the nine months ended September 30, 2008. Cash flows from operations increased primarily as a result of higher cash collections on accounts receivable at Tower Tech and EMS. Accounts receivable balances decreased, but were partially offset by a decrease in customer deposits. The increase in net cash provided by operating activities also resulted in higher cash outflows for trade payables.

Investing Cash Flows

During the nine months ended September 30, 2008, net cash used in investing activities totaled $84,646, compared to $11,710 during the nine months ended September 30, 2009. The decrease in net cash used in investing activities was primarily attributable to a significant reduction in capital expenditures as a result of the completion of a number of capital projects and due to the fact that no acquisitions were completed by the Company during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Company completed the acquisitions of EMS and Badger in January and September of 2008, respectively, for approximately $24,955, net of cash received. Capital expenditures were $49,613 during the nine months ended September 30, 2008 primarily as a result of equipment purchases at Brad Foote and construction and equipment expenditures for our new wind tower manufacturing facility in Abilene, Texas. During the nine months ended September 30, 2009, capital expenditures were $9,761 and primarily related to construction and equipment purchases as part of the completion of Tower Tech’s wind tower manufacturing facility in Abilene, Texas. Additionally, changes in restricted cash decreased from $10,436 during the nine months ended September 30, 2008 to $2,003 during the nine months ended September 30, 2009. The decrease in restricted cash was primarily attributable to an agreement entered into by Tower Tech with respect to the Bailment Materials during the third quarter of 2008 whereby Tower Tech conveyed ownership of certain raw materials to a customer in exchange for the release of a down payment of $9,936 that was classified by the Company as restricted cash. An offsetting increase in restricted cash during the nine months ended September 30, 2009 related to a collateral assignment of a $2,000 deposit account in connection with the Construction Loan.

Additionally, we anticipate that capital expenditures will continue to be significantly lower during 2009 as compared to 2008 as a result of the completion of a significant number of capital projects during 2008. These capital projects included, among other things, significant investments in capacity through capital expenditures related to equipment, machinery and transport vehicles. As a result of these capital investments, the Company believes that it has adequate capacity to meet current and foreseeable customer demand.

Financing Cash Flows

During the nine months ended September 30, 2008, net cash provided by financing activities totaled $119,068, compared to $1,264 during the nine months ended September 30, 2009. The decrease in net cash provided by financing activities as compared to the prior period was primarily attributable to the fact that the Company did not complete any equity offerings during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Company completed a private equity placement in two tranches to Tontine Partners, L.P. (“TP”), Tontine Overseas Fund Ltd. (“TOF”), Tontine Capital Partners L.P (“TCP”) and Tontine 25 Overseas Master Fund L.P. (“T25”) for an aggregate of $100,000 for 12,562,814 shares of unregistered common stock at $7.96 per share. In January 2008, the Company also completed a private equity placement in the amount of $17,225 for 2,031,250 shares of unregistered common stock at $8.48 per share to TP and T25. Additionally, net cash provided by financing activities during the nine months ended September 30, 2009 decreased as a result of higher payments on lines of credit and notes payable as compared to the prior year. Payments on lines of credit and notes payable increased from $4,849 during the nine months ended September 30, 2008, to $8,312 during the nine months ended September 30, 2009. This increase was primarily attributable to higher debt repayments made to BOA due to amendments to the Debt Facilities during 2008 and 2009.

Contractual Obligations

As of September 30, 2009, minimum future cash payments due under contractual obligations, including, among others, our debt and credit agreements, non-cancelable operating and capital lease agreements, and other long-term arrangements, were as follows:

	Remaining 2009	2010	2011	2012	2013	2014 & Thereafter	Total

Debt and credit agreements (1)	$3,776	$19,981	$10,898	$4,184	$1,516	$294	$40,649
Operating lease obligations	1,515	4,850	4,642	3,966	2,615	7,482	25,070
Capital lease obligations (1)	359	1,425	1,377	1,211	955	—	5,327
Purchase commitments	3,300	3,564	—	—	—	—	6,864
Total contractual cash obligations	$8,950	$29,820	$16,917	$9,361	$5,086	$7,776	$77,910

(1)                                  Debt and credit agreements and capital lease obligations include both the future principal payment amount and an amount calculated for expected future interest payments.

Debt and Credit Agreements.  Debt and credit agreements include outstanding borrowings under our lines of credit, term notes related to vehicle and equipment purchases, and notes payable related to an escrow agreement settlement and a purchase agreement for manufacturing equipment. See Note 8, “Debt and Credit Agreements” of the notes to our unaudited consolidated financial statements for further discussion of our outstanding indebtedness and credit agreements.

Operating Lease Obligations.  We lease the majority of our facilities and certain equipment under operating leases expiring at various dates through 2023. Lease terms generally range from two to 15 years with renewal options for extended terms. The amounts in the table above represent future minimum lease payments for non-cancelable operating leases.

Capital Lease Obligations.  We have capital lease obligations related to certain manufacturing equipment and vehicles expiring at various dates through 2013. As of September 30, 2009, the balance of our outstanding capital lease obligations was approximately $5,327, which includes accrued interest of approximately $868.

Purchase Commitments.  Purchase commitments represent building and equipment purchase contracts related to the construction of a new wind tower manufacturing facility and gearing equipment purchases.

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

                During March 2009, Badger entered into two sale-leaseback agreements, which consisted of one capital and one operating lease. As part of these agreements, Badger sold certain equipment to a third party financing company in exchange for $570 in cash and agreed to lease the equipment back from the purchaser for a certain period of time. As part of these agreements, Badger has the ability to enter into additional sale-leaseback transactions with the financing company involving other equipment for a maximum aggregate amount of $1,700. The primary purpose of these arrangements was to provide additional liquidity for meeting working capital requirements. Each lease agreement is for a four-year period with rental payments due monthly. In addition, the sale of the assets resulted in a gain on disposition of $38, which will be amortized to other income in our statement of operations over the life of the operating lease.

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that are not historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue,” “intend” or similar expressions. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are based upon current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Any forward-looking statements made herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include or relate to the following: (i) our plans to continue to grow our business through organic growth and integration of previous and future acquisitions; (ii) our beliefs with respect to the sufficiency of our working capital and our plans to evaluate alternate sources of funding if necessary; (iii) our expectations relating to the extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (iv) our ability to comply with loan covenants; (v) our expectations relating to construction of new facilities, expansion of existing facilities and sufficiency of our capacity to meet the demands of our customers and support expectations regarding our growth; (vi) our plans with respect to the use of proceeds from financing activities; (vii) our beliefs and expectations relating to the recent economic downturn and the potential impact it may have on our plans with respect to future remediation efforts; (viii) the anticipated benefits of our remediation efforts on the strength of our internal control processes and our plans with respect to future remediation efforts; (ix) our beliefs regarding the state of the wind energy market generally. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We caution investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this report and elsewhere by us or on our behalf. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results; and (x) those risks described from time to time in our reports to the Securities and Exchange Commission (including in our Annual Report on Form 10-K). As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Stockholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not intend to update publicly or revise any forward-looking statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first nine months of 2009. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.        Controls and Procedures

Material Weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008, as of December 31, 2008, we identified certain material weaknesses relating to:

Inventory and Cost Accounting

A material weakness exists at our gear manufacturing facilities relating to routine physical inventory counts, the reconciliations of book to physical adjustments, the process for maintenance of perpetual inventory records and related accounting for scrap and cost of goods sold. Management is continuing to enhance the control structure to address these previously identified material weaknesses.

IT Controls

The Company did not maintain effective internal control over information systems at its gear manufacturing facilities. General computing controls were first implemented in the fourth quarter of 2008. Such timing did not allow the Company to obtain a sufficient sample size to test controls and as a result could not be assessed for operating effectiveness. The lack of general computing controls combined with the errors previously noted in inventory constitutes an aggregated material weakness.

Income Taxes

In conjunction with our filing of Amendment No. 2 on Form 10-Q/A for the quarterly period ended September 30, 2008, we identified a material weakness associated with internal controls regarding income taxes. The Company did not maintain effective controls over the completeness and accuracy of its income tax provision and related balance sheet accounts. Specifically, the Company’s controls over the processes and procedures related to the determination and review of the quarterly tax provisions were not adequate to ensure that the income tax provision was prepared in accordance with GAAP.

Non-routine Transactions

In conjunction with our filing of Amendment No. 2 on Form 10-Q/A for the quarterly period ended September 30, 2008, we identified a material weakness associated with the controls over non-routine transactions, and the related accounting treatment of those transactions was appropriately reviewed to ensure compliance with GAAP.

Remediation Activities

Management has begun remediation efforts to reduce the risks presented by the existing material weaknesses. Since year-end, we have added a cost accountant at our gear manufacturing facility responsible for the tracking of inventory and have further enhanced management’s review of the inventory process. Standard costs for inventory parts are reviewed by the new cost accountant and by management on a quarterly basis. In the third quarter of 2008, management began performing quarterly physical inventories at this facility, a practice that management anticipates will be performed throughout 2009.

Management will continue to work with the Company’s tax advisors to have more active and timely review of the Company’s tax provisions. Management has also implemented additional controls over non-routine transactions.

On June 4, 2008, the Company completed the acquisition of Badger. This acquired business has been excluded from management’s assessment of internal controls as of and for the period ended December 31, 2008. Badger’s assets and liabilities acquired were $18,122 and $6,127, respectively. Badger was a mid-year acquisition that was not significant to the overall operations of the Company and was not included in our evaluation of the effectiveness of disclosure controls and procedures for 2008. Though management did not perform a complete assessment, from the date of acquisition through our fiscal year end, we have identified several items that represent material weaknesses or significant deficiencies in the internal controls over financial reporting at Badger. These material weaknesses are related to internal financial expertise, accounting policies and procedures, information technology environment and segregation of duties. The Company has begun remediation efforts to mitigate the effects of these deficiencies.

The impact of the remediation efforts initiated by management will not be fully known until our assessment of internal controls over financial reporting as of December 31, 2009.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered in this report. In light of the material weaknesses previously disclosed, which have not been completely remediated as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and did not ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weaknesses previously disclosed.

We anticipate the actions to be taken to remediate the material weaknesses and the resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal controls over financial reporting, and will, over time, address the material weaknesses that we identified in our internal controls over financial reporting as of December 31, 2008. However, because many of the remediation actions we have undertaken are recent and because some of our remediation actions will be designed to improve our internal controls over annual measures, management will not be able to conclude that the material weaknesses have been eliminated until such time as it is able to complete its assessment of the effectiveness of internal controls over financial reporting. While management is exercising its best efforts to remediate material weaknesses and significant deficiencies identified and described above, it cannot provide any assurance as to when such material weaknesses and significant deficiencies will be remediated, and other material weaknesses or significant deficiencies may arise.

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

Item 1A. Risk Factors

For a discussion of risk factors affecting our company and businesses, see risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and included in our other filings with the Securities and Exchange Commission.

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

BROADWIND ENERGY, INC.

November 2, 2009	By:	/s/ J. Cameron Drecoll
J. Cameron Drecoll
Chief Executive Officer
(principal executive officer)

November 2, 2009	By:	/s/ Stephanie Kushner
Stephanie Kushner
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

Exhibit Number	Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer*

*                                         Filed herewith.