Form 10-Q
period 2010-03-31
BROADWIND ENERGY, INC.
filed 2010-05-07
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of May 4, 2010: 106,759,863.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.      FINANCIAL INFORMATION

Item 1.    Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$26,343	$4,829
Restricted cash	—	2,010
Accounts receivable, net of allowance for doubtful accounts of $2,145 and $1,641 as of March 31, 2010 and December 31, 2009, respectively	14,664	21,920
Inventories, net	14,761	9,039
Prepaid expenses and other current assets	4,511	5,688
Total current assets	60,279	43,486
Property and equipment, net	133,954	136,249
Goodwill	9,715	9,715
Intangible assets, net	36,173	37,248
Other assets	3,337	3,338
TOTAL ASSETS	$243,458	$230,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$—	$10,717
Current maturities of long-term debt	2,655	9,021
Current portions of capital lease obligations	1,143	1,130
Accounts payable	12,265	14,710
Accrued liabilities	6,115	6,965
Deferred revenue	7,973	10,199
Total current liabilities	30,151	52,742

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	12,301	15,778
Long-term capital lease obligations, net of current portions	3,010	3,286
Interest rate swap agreements	—	253
Deferred income tax liabilities	465	403
Other	1,829	1,979
Total long-term liabilities	17,605	21,699

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 106,746,705 and 96,701,127 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	107	97
Additional paid-in capital	355,000	300,779
Accumulated deficit	(159,405)	(145,281)
Total stockholders’ equity	195,702	155,595
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$243,458	$230,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009

Revenues	$22,170	$53,062
Cost of sales	26,654	48,377
Gross (loss) profit	(4,484)	4,685

OPERATING EXPENSES:
Selling, general and administrative	8,214	8,916
Intangible amortization	1,075	2,906
Total operating expenses	9,289	11,822
Operating loss	(13,773)	(7,137)

OTHER (EXPENSE) INCOME, net:
Interest expense, net	(362)	(542)
Other, net	132	93
Total expense, net	(230)	(449)

Net loss before provision (benefit) for income taxes	(14,003)	(7,586)
PROVISION (BENEFIT) FOR INCOME TAXES	121	(436)
NET LOSS	$(14,124)	$(7,150)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.14)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	104,371	96,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,124)	$(7,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,834	6,607
Change in fair value of interest rate swap agreements	(253)	(85)
Deferred income taxes	62	(356)
Stock-based compensation	366	536
Allowance for doubtful accounts	504	(1,050)
Gain on disposal of assets	(7)	(7)
Changes in operating assets and liabilities:
Accounts receivable	6,753	11,938
Inventories	(5,722)	(1,438)
Prepaid expenses and other current assets	1,176	693
Accounts payable	(1,199)	(4,846)
Accrued liabilities	(1,012)	(1,981)
Deferred revenues	(2,226)	(3,162)
Other non-current assets and liabilities	(101)	—
Net cash used in operating activities	(10,949)	(301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,596)	(6,743)
Proceeds from disposals of property and equipment	7	24
Decrease in restricted cash	2,010	—
Net cash used in investing activities	(579)	(6,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	53,467	—
Common stock issued under defined contribution 401(k) plan	172	—
Payments on lines of credit and notes payable	(20,561)	(4,634)
Proceeds from lines of credit and notes payable	—	1,542
Proceeds from sales-leaseback transactions	—	1,235
Principal payments on capital leases	(263)	(325)
Issuance of restricted stock grants	227	282
Net cash provided by (used in) financing activities	33,042	(1,900)

NET INCREASE (DECREASE) IN CASH	21,514	(8,920)
CASH, beginning of the period	4,829	15,253
CASH, end of the period	$26,343	$6,333

Supplemental cash flow information:
Interest paid, net of capitalized interest	$433	$676
Income taxes paid	$38	$506

Non-cash financing activities:
Common stock issued under defined contribution 401(k) plan	$172	$—
Issuance of restricted stock grants	$227	$282

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The December 31, 2009 consolidated balance sheets were derived from audited financial statements, but do not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. and its wholly owned subsidiaries. As of March 31, 2010, the Company had four operating subsidiaries, which consisted of Brad Foote Gear Works, Inc. (“Brad Foote”), Tower Tech Systems Inc. (“Tower Tech”), Energy Maintenance Service, LLC (“EMS”) and Badger Transport, Inc. (“Badger”). All inter-company transactions and balances have been eliminated. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Business Overview

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Broadwind,” and the “Company,” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Naperville, Illinois, and its wholly owned subsidiaries. The Company is an independent, horizontally integrated supplier of customized products and services to the U.S. wind energy industry. The Company’s product and service portfolio provides its customers, including wind turbine manufacturers, wind farm developers and wind farm operators, with access to a broad array of wind component and service offerings. The Company manufactures gearing systems and wind towers for the wind industry, and provides technical service and precision repair and engineering and specialized logistics to the wind industry in the United States.

In December 2009, the Company revised its reporting segment presentation into four reportable operating segments: Towers, Gearing, Technical and Engineering Services, and Logistics. Accordingly, all current and prior period financial results have been revised to reflect these changes. See Note 12, “Segment Reporting,” of the notes to these condensed consolidated financial statements for further discussion of the Company’s reportable segments.

Towers

The Company manufactures wind towers, specifically the large and heavier wind towers that are designed for 2 megawatt (“MW”) and larger wind turbines. The Company’s production facilities are strategically located in close proximity to the primary U.S. wind resource regions, sited in Wisconsin and Texas, including a recently constructed third wind tower manufacturing facility in Brandon, South Dakota, which will become operational as business warrants and pending the installation of certain additional equipment. The Company also manufactures other specialty weldments and structures for industrial customers.

Gearing

The Company manufactures precision gearing systems for the wind industry in North America and products for industrial markets including mining and oilfield equipment, with facilities in Illinois and Pennsylvania. The Company uses an integrated manufacturing process, which includes a machining process in Cicero, Illinois, a heat treatment process in Neville Island, Pennsylvania and a finishing process in the Company’s Cicero factory.

Technical and Engineering Services

The Company is an independent service provider of construction support and operations and maintenance services to the wind industry. The Company’s specialty services include oil change-out, up-tower tooling for gearing systems, drive-train and blade repairs and component replacement. The Company’s construction support capabilities include assembly of towers, nacelles, blades and other components. The Company also provides customer support, preventive maintenance and wind technician training. The Company’s technicians utilize regional service centers for storage and repair of parts as well as for training. Through its precision repair and engineering services, the Company repairs and refurbishes complex wind components, including control systems, gearboxes and blades. The Company also conducts warranty inspections, commissions turbines and provides technical assistance.

Logistics

The Company offers specialized transportation, permitting and logistics management to the wind industry for oversize and overweight machinery and equipment. The Company delivers complete turbines to the installation site, including blades, nacelles and tower sections for final erection. The Company focuses on the project management of the delivery of complete wind turbine farms.

Financing and Liquidity

As of March 31, 2010, the Company had $26,343 in cash on hand. As discussed further in Note 6, “Debt and Credit Agreements,” of the notes to these condensed consolidated financial statements, the Company repaid in January 2010 outstanding indebtedness in the amount of $16,076 and $3,066 to Bank of America and Investors Community Bank, respectively. The repayment of this indebtedness released the Company from certain financial covenants and debt service requirements.

The Company’s management anticipates that the Company will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and debt and lease commitments through at least the next 12 months primarily with current cash on hand, cash generated by operations or other financing arrangements. The Company’s ability to make scheduled payments on debt and other financial obligations will depend on future financial and operating performance. However, if sales and subsequent collections from several of the Company’s large customers, as well as revenues generated from new customer orders, are not materially consistent with management’s expectations, the Company may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to the Company. Furthermore, if the Company is unable to obtain additional capital, the Company will likely be required to delay, reduce the scope of or eliminate the Company’s plans for expansion and growth, and this could affect the Company’s overall operations. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require financial covenants or other restrictions on the Company.

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 as follows:

	Three months ended March 31,
	2010	2009
Basic earnings per share calculation:

Net loss to common stockholders	$(14,124)	$(7,150)

Weighted average number of common shares outstanding	104,370,962	96,491,885
Basic net loss per share	$(0.14)	$(0.07)

Diluted earnings per share calculation:

Net loss to common stockholders	$(14,124)	$(7,150)

Weighted average number of common shares outstanding	104,370,962	96,491,885
Common stock equivalents:
Stock options and unvested restricted stock units (1)	—	—
Weighted average number of common shares outstanding	104,370,962	96,491,885
Diluted net loss per share	$(0.14)	$(0.07)

(1) Stock options and unvested restricted stock units granted and outstanding of 1,883,751 and 2,032,375 as of March 31, 2010 and 2009, respectively, are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company’s net loss for these respective periods.

NOTE 3 — INVENTORIES

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

The components of inventories as of March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31,	December 31,
	2010	2009

Raw materials	$7,172	$4,957
Work-in-process	7,471	2,921
Finished goods	1,803	3,338
	16,446	11,216
Less: Reserve for excess and obsolete inventory	(1,685)	(2,177)
Net inventories	$14,761	$9,039

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. The Company performs an annual goodwill impairment test during the fourth quarter of each year, or more frequently when events or circumstances indicate that the carrying value of its assets may not be recovered. Intangible assets represent the fair value assigned to definite-lived assets such as trade names, customer relationships, and noncompete agreements as part of acquisitions completed during 2007 and 2008. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 3 to 20 years. The Company tests intangible assets for impairment only when events or circumstances indicate that the carrying value of these assets may not be recovered.

As a result of the reduction in the Company’s revenues during the first quarter of 2010 from original projections, the Company evaluated the recoverability of certain of its identifiable intangible assets and goodwill balances. Based upon the Company’s assessment, no impairment to these assets was identified as of March 31, 2010.

As of March 31, 2010 and December 31, 2009, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	March 31, 2010			December 31, 2009
	Adjusted		Net				Net
	Cost	Accumulated	Book	Cost	Accumulated	Impairment	Book
	Basis	Amortization	Value	Basis	Amortization	Charge	Value
Intangible assets:
Customer relationships	$33,059	$(6,412)	$26,647	$106,638	$(21,332)	$(57,835)	$27,471
Trade names	10,159	(1,212)	8,947	10,279	(1,099)	(107)	9,073
Noncompete agreements	1,490	(911)	579	1,490	(786)	—	704

Intangible assets	$44,708	$(8,535)	$36,173	$118,407	$(23,217)	$(57,942)	$37,248

Intangible investments associated with customer relationships, trade names and noncompete agreements are being amortized ratably over the estimated life of the related intangible assets. Amortization expense was $1,075 and $2,906 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 5 — ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009

Accrued operating expenditures	$125	$954
Accrued payroll and benefits	2,829	2,295
Accrued professional fees	456	1,067
Accrued warranty	1,047	918
Accrued other	1,658	1,731
Total accrued liabilities	$6,115	$6,965

NOTE 6 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009

Lines of credit	$—	$10,601
Term loans and notes payable	12,636	22,595
Related party note	2,320	2,320
	14,956	35,516
Less - Current maturities	(2,655)	(19,738)
Long-term debt, net of current maturities	$12,301	$15,778

Credit Facilities

Brad Foote

In connection with the Company’s acquisition of Brad Foote in October 2007, the Company assumed outstanding debt and available lines of credit totaling approximately $25,500 under various secured debt facilities (the “BOA Debt Facilities”) with Bank of America. The BOA Debt Facilities were governed by a Loan and Security Agreement dated as of January 17, 1997 (as amended and/or restated, the “Loan Agreement”).

On January 22, 2010, (i) Brad Foote repaid all of the outstanding principal and interest under the BOA Debt Facilities in the aggregate amount of $16,076, and (ii) the BOA Debt Facilities were terminated.

Tower Tech

ICB Line

In October 2007, Tower Tech obtained a secured line of credit (the “ICB Line”) from Investors Community Bank in the amount of $2,500, which was subsequently increased to $5,500 on March 21, 2008. On March 13, 2009, Investors Community Bank agreed to extend the maturity date of the ICB Line to March 13, 2010 (the “ICB Line Extension Agreement”). Pursuant to a Master Amendment dated as of December 30, 2009 (the “ICB Master Amendment”) among Investors Community Bank, Tower Tech and Broadwind (as guarantor), the amount of the ICB Line was increased to $6,500, subject to borrowing base availability. On January 26, 2010, Tower Tech repaid all of the outstanding indebtedness under the ICB Line in the amount of $3,066 and allowed the ICB Line to expire on March 13, 2010.

ICB Notes

On April 7, 2008, the Company’s wholly owned subsidiary R.B.A., Inc. (“RBA”) executed four (4) promissory notes with Investors Community Bank (the “ICB Notes”), in the aggregate principal amount of approximately $3,781, as follows: (i) a term note in the maximum principal amount of approximately $421, bearing interest at a per annum rate of 6.85%, with a maturity date of October 5, 2012; (ii) a term note in the maximum principal amount of $700, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; (iii) a term note in the maximum principal amount of $928, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; and (iv) a line of credit note in the maximum principal amount of $1,732, bearing interest at a per annum rate of 4.48% until May 1, 2008 and thereafter at LIBOR plus 1.75%, with a maturity date of April 5, 2009 (the

“Line of Credit Note”). The Line of Credit Note was subsequently modified on March 13, 2009 to extend the maturity date to March 13, 2010 and to change the interest rate to the greater of (A) 5% or (B) prime. The ICB Notes provide for multiple advances, and were secured by substantially all of the assets of RBA.

Pursuant to the merger of RBA into Tower Tech on December 31, 2009, Tower Tech became the successor by merger to RBA’s interest in the loans from Investors Community Bank to RBA evidenced by the ICB Notes (other than the Line of Credit Note, which was repaid in full in January 2010). As of March 31, 2010, (i) the total amount of outstanding indebtedness under the ICB Notes was $1,563, and (ii) the effective interest rate of the ICB Notes was 5.85%.

As of March 31, 2010, Tower Tech was in compliance with all applicable financial covenants related to the ICB Notes.

Great Western Loan

On April 28, 2009 (the “Construction Loan Closing Date”), Tower Tech entered into a Construction Loan Agreement (the “Construction Loan Agreement”) with Great Western Bank (“Great Western”), pursuant to which Great Western agreed to provide up to $10,000 in financing (the “Construction Loan”) to fund construction of Tower Tech’s wind tower manufacturing facility in Brandon, South Dakota (the “Facility”). The Construction Loan bore interest at a rate of 7.5% per annum on all advances. The Construction Loan was originally scheduled to mature on January 5, 2010, but was subsequently extended by mutual agreement.

The Construction Loan was secured by a first mortgage on the Facility and all fixtures, accounts and proceeds relating thereto, pursuant to a Mortgage (the “Mortgage”) and a Commercial Security Agreement, each between Tower Tech and Great Western and entered into on the Construction Loan Closing Date. In addition, pursuant to an Assignment of Deposit Account (the “Assignment of Deposit Account”) entered into on the Construction Loan Closing Date, Tower Tech granted Great Western a security interest in a $2,000 deposit account (the “Deposit Account”). The Company also executed a Commercial Guaranty (the “Commercial Guaranty”) and entered into a Subordination Agreement in connection with the Construction Loan, under which it agreed to guarantee Tower Tech’s performance and to subordinate all intercompany debt with Tower Tech to the Construction Loan.

Pursuant to a Letter Agreement dated as of the Construction Loan Closing Date among Great Western, Tower Tech and the Company, Tower Tech was granted the right, at any time prior to the maturity date of the Construction Loan, and subject to certain parameters, to convert the Construction Loan into a term loan. Tower Tech timely exercised this conversion right, and pursuant to a Change in Terms Agreement dated April 5, 2010 (the “Change in Terms Agreement”) between Great Western and Tower Tech, the Construction Loan was converted to a term loan (the “Great Western Term Loan”) providing for monthly payments of principal plus interest, extending the maturity date to November 5, 2016, reducing the principal amount to $6,500, and changing the per annum interest rate to 8.5%. Tower Tech was required to pay a 1.0% origination fee upon the conversion.

In connection with the conversion to the Great Western Term Loan as described above, (i) approximately $248 of the amount held in the Deposit Account was applied as a principal reduction payment in order to reduce the principal amount of the Great Western Term Loan to $6,500, (ii) the balance of the amount held in the Deposit Account was released to Tower Tech on March 31, 2010, (iii) the Construction Loan Agreement was terminated and replaced with a Business Loan Agreement dated April 5, 2010 (the “Business Loan Agreement”) by and between Great Western and Tower Tech, (iv) the Mortgage was amended in certain respects pursuant to an Amendment to Mortgage dated April 5, 2010 (the “Mortgage Amendment”) between Great Western and Tower Tech, and (v) pursuant to a Letter Agreement dated April 5, 2010 (the “Letter Agreement”) by and among Great Western, Tower Tech and the Company, the Commercial Guaranty, the Business Loan Agreement and the Promissory Note executed in connection with the Construction Loan were each modified in certain respects.

The Great Western Term Loan contains representations, warranties and covenants that are customary to a term financing arrangement and contains no financial covenants. As of March 31, 2010, total outstanding indebtedness under the Construction Loan was $6,500.

Badger

On March 13, 2009, Badger obtained a term loan (the “FNB Term Loan”) from First National Bank (“FNB”) in the principal amount of approximately $1,538. A portion of the proceeds from the FNB Term Loan was used to pay off Badger’s existing term loan and revolving line of credit with FNB, with the remainder available for working capital. The FNB Term Loan is secured by the inventory, accounts receivable and certain equipment of Badger, and is guaranteed by the Company. The FNB Term Loan bears interest at a rate of 6.75% per annum, matures on March 13, 2013, and requires monthly payments of principal and interest. The FNB Term Loan contains no financial covenants. As of March 31, 2010, the total amount of outstanding indebtedness under the FNB Term Loan was $1,190.

On September 30, 2009, Badger obtained a term loan (the “GE Capital Term Loan”) from General Electric Capital Corporation in the principal amount of approximately $1,000. The GE Capital Term Loan is secured by certain equipment of Badger, and is guaranteed by the Company. The GE Capital Term Loan bears interest at a rate of 7.76% per annum, matures on September 30, 2014, and requires monthly payments of principal and interest. The GE Capital Term Loan contains no financial covenants. As of March 31, 2010, the total amount of outstanding indebtedness under the GE Capital Term Loan was $907.

Selling Shareholder Notes

On May 26, 2009, the Company entered into a settlement agreement (the “Settlement Agreement”) with the former owners of Brad Foote (the “Selling Shareholders”), including J. Cameron Drecoll, the Company’s Chief Executive Officer and a member of its Board of Directors, related to the post-closing escrow established in connection with the Company’s acquisition of Brad Foote. Under the terms of the Settlement Agreement, among other terms, the Company issued three promissory notes to the Selling Shareholders in the aggregate principal amount of $3,000 (the “Selling Shareholder Notes”). The Selling Shareholder Notes mature on May 28, 2012 and bear interest at a rate of 7% per annum, with interest payments due quarterly. The Selling Shareholder Note issued to Mr. Drecoll in the principal amount of $2,320 and pursuant to the terms of the Settlement Agreement is deemed by the Company to be a related party transaction. As of March 31, 2010, principal of $3,000 and accrued interest of $52 were outstanding under the Selling Shareholder Notes. The Company has accounted for the Selling Shareholder Notes as long-term debt in its condensed consolidated balance sheets.

NOTE 7 — INTEREST RATE SWAP AGREEMENTS

As part of the Company’s acquisition of Brad Foote in October 2007, the Company assumed two interest rate swap agreements. These swap agreements were intended to minimize the impact of interest rate fluctuations on certain debt instruments. Interest rate swap agreements involve exchanges of fixed or floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. Derivatives are measured at fair value and recognized as either assets or liabilities on the Company’s balance sheet. The accounting for changes in the fair value of a derivative is dependent upon the use of the derivative and its resulting designation. Unless specific hedge accounting criteria are met, changes in the fair value of the derivative must be recognized currently in earnings. The Company’s interest rate swaps did not qualify for hedge accounting, and therefore, the Company was required to recognize the swap agreements at their fair market value and record the fluctuations in the fair value of the swap agreements in current earnings.

In February 2010, the Company settled both interest rate swap agreements for $270 in connection with the repayment of all outstanding indebtedness to Bank of America in January 2010.

NOTE 8 — STOCKHOLDERS’ EQUITY

On January 21, 2010, the Company completed a public offering of its common stock, par value $0.001 per share, at an offering price of $5.75 per share. In the offering, the Company sold 10,000,000 newly issued shares of its common stock for approximately $54,625 in proceeds after deducting underwriting discounts, but before deducting other offering related costs. In connection with the offering, the Company incurred $1,158 in costs associated with professional and other offering related expenses, which have been netted against the proceeds received in additional paid-in capital in the Company’s consolidated balance sheets as of March 31, 2010.

On March 26, 2010, the Company issued 32,761 shares of its common stock for an aggregate fair value of $172 in connection with matching contributions made under its defined contribution 401(k) safe harbor plan.

NOTE 9 — INCOME TAXES

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2010 and December 31, 2009, the Company had accrued interest or penalties related to uncertain tax positions totaling $32 and $10, respectively.

The Company files income tax returns in U.S. federal and state jurisdictions. As of March 31, 2010, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. No changes in settled tax years have occurred through March 31, 2010. The Company does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next 12 months.

The following table presents the income tax provision (benefit) for the three months ended March 31, 2010 and 2009 as follows:

	For the Three Months Ended March 31,
	2010	2009

Net loss before (benefit) provision for income taxes	$(14,003)	$(7,586)
Provision (benefit) for income taxes	121	(436)
Net loss	$(14,124)	$(7,150)

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of March 31, 2010, the Company had a net deferred tax liability of $465 primarily related to temporary differences in indefinite-lived assets. These indefinite-lived assets consist of tax deductible goodwill from business acquisitions completed during 2007 and 2008. During the three months ended March 31, 2010, the Company recorded a provision for income taxes of $121 compared to a benefit for income taxes of $436 during the three months ended March 31, 2009. The increase in income taxes during the three months ended March 31, 2010 was primarily attributable to a full income tax valuation allowance for federal income tax reporting purposes resulting from the Company’s net operating loss carryforwards and due to a favorable change in the method of calculating state income taxes in the prior year. The income tax benefit recorded during the three months ended March 31, 2009 related to a decrease in state income taxes and deferred state income tax liabilities as a result of a favorable change in the state of Wisconsin’s method of calculating state income taxes.

NOTE 10 — SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plan

The Company grants incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2007 Equity Incentive Plan (the “EIP”), which was approved by the Company’s Board of Directors in October 2007 and by the Company’s stockholders in June 2008. The EIP was subsequently amended in August 2008 by the Company’s Board of Directors to include certain non-material amendments to clarify the terms and conditions of restricted stock awards and to provide that the administrator of the EIP has the authority to authorize future amendments to the EIP. The EIP was further amended by the Company’s stockholders in June 2009 to increase the number of shares of common stock authorized for issuance under the EIP. As amended, the EIP reserves 5,500,000 shares of common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of March 31, 2010, the Company had reserved 1,472,565 shares for the exercise of stock options outstanding, 411,186 shares for restricted stock unit awards outstanding and 3,374,275 additional shares for future stock awards under the EIP. As of March 31, 2010, 241,974 shares of common stock reserved for stock options and restricted stock unit awards under the EIP have been issued in the form of common stock.

Stock Options.    The exercise price of stock options granted under the EIP is equal to the closing price of the Company’s common stock on the date of grant. Stock options generally become exercisable on the anniversary of the grant date, with vesting terms that may range from one to five years from the date of grant. Additionally, stock options expire ten years after the date of grant. If a plan participant’s employment is terminated during the vesting period, he or she forfeits the right to unvested stock option awards.

Restricted Stock.    The granting of restricted stock units is provided for under the EIP. Restricted stock units generally vest on the anniversary of the grant date, with vesting terms that range from immediate vesting to five years from the date of grant. The fair value of each unit granted is equal to the closing price of the Company’s common stock on the date of grant and is expensed ratably over the vesting term of the restricted stock award. If a plan participant’s employment is terminated during the vesting period, he or she forfeits the right to any unvested portion of the restricted stock units.

The following table summarizes stock option activity during the three months ended March 31, 2010 under the EIP as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2009	1,402,163	$11.08
Granted	229,828	$5.44
Exercised	—	—
Forfeited	(122,366)	$10.40
Expired	(37,060)	$19.56
Outstanding as of March 31, 2010	1,472,565	$10.04

Exercisable as of March 31, 2010	375,933	$10.30

The following table summarizes restricted stock unit activity during the three months ended March 31, 2010 under the EIP as follows:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2009	279,151	$8.76
Granted	150,019	$5.43
Vested	(17,984)	$6.03
Forfeited	—	—
Outstanding as of March 31, 2010	411,186	$7.66

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the three months ended March 31, 2010 and 2009, and assumptions used to value stock options, are as follows:

	For the Three Months Ended March 31,
	2010	2009
Dividend yield	—	—
Risk-free interest rate	3.1%	2.0%
Weighted average volatility	85.0%	85.0%
Expected life (in years)	6.5	6.5
Weighted average grant date fair value per share of options granted	$4.02	$2.29

Dividend yield is zero as the Company currently does not pay a dividend.

Risk-free rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the award.

During the three months ended March 31, 2010 and 2009, the Company utilized a standard volatility assumption of 85% for estimating the fair value of stock options awarded based on comparable volatility averages for the energy related sector.

The expected life of each stock option award granted is derived using the “simplified method” for estimating the expected term of a “vanilla-option” in accordance with Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” as amended by SAB No. 110, “Share-Based Payment.” The fair value of each unit of restricted stock is equal to the fair market value of the Company’s common stock as of the date of grant.

During the three months ended March 31, 2010 and 2009, the Company utilized a forfeiture rate of 10% for estimating the forfeitures of stock options granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months March 31, 2010 and 2009 as follows:

	For the Three Months Ended March 31,
	2010	2009
Share-based compensation expense:
Selling, general and administrative	$593	$818
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$593	$818

Reduction in earnings per share:
Basic and diluted earnings per share (2)	$0.01	$0.01

(1) Income tax benefit is not illustrated because the Company is currently operating at a loss and an actual income tax benefit was not realized for the three months ended March 31, 2010 and 2009. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

(2) Diluted earnings per share for the three months ended March 31, 2010 and 2009 does not include common stock equivalents due to their anti-dilutive nature as a result of the Company’s net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

As of March 31, 2010, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and restricted stock units, in the amount of approximately $7,863 will be recognized through the year 2014. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

The following is a listing of recent accounting standards issued by the Financial Accounting Standards Board (“FASB”) and their effect on the Company.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events (Topic 855). ASU 2010-09 removes the requirements for Securities and Exchange Commission (“SEC”) registrants to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed. The adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820).  ASU 2010-06 provides additional disclosure requirements related to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Disclosure requirements applicable to Level 3 transactions are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years, with early adoption permitted.  The portion of ASU 2010-06 that was effective beginning after December 15, 2009 did not have a material effect on the financial position, results of operations or cash flows of the Company. Additionally, the Company does not anticipate that the disclosure requirements applicable to Level 3 transactions that are effective for fiscal years beginning after December 15, 2010 will have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605). ASU 2009-13 provides additional guidance related to the accounting for multiple-deliverable arrangements to account for products or services (deliverables) separately rather than as a combined unit and eliminates the residual method of allocation.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not anticipate that the provisions of ASU 2009-13 will have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 12 — SEGMENT REPORTING

In December 2009, the Company revised its reporting segments. The revised reporting structure includes four reportable segments: “Towers” (formerly “Products”), “Gearing” (formerly “Products”), “Technical and Engineering Services” (formerly “Services”) and “Logistics”(formerly “Services”). Accordingly, all prior period segment information has been reclassified to properly reflect the Company’s current reportable segments.

The Company’s segments and their product and service offerings are summarized below:

Towers

The Company manufactures wind towers, specifically the large and heavier wind towers that are designed for 2 MW and larger wind turbines. The Company’s production facilities are strategically located in close proximity to the primary U.S. wind resource regions, sited in Wisconsin and Texas, including a recently constructed third wind tower manufacturing facility in Brandon, South Dakota, which will become operational as business warrants and pending the installation of certain additional equipment. The Company also manufactures other specialty weldments and structures for industrial customers.

Gearing

The Company manufactures precision gearing systems for the wind industry in North America and products for industrial markets including mining and oilfield equipment, with facilities in Illinois and Pennsylvania. The Company uses an integrated manufacturing process, which includes a machining process in Cicero, Illinois, a heat treatment process in Neville Island, Pennsylvania and a finishing process in the Company’s Cicero factory.

Technical and Engineering Services

The Company is an independent service provider of construction support and operations and maintenance services to the wind industry. The Company’s specialty services include oil change-out, up-tower tooling for gearing systems, drive-train and blade repairs and component replacement. The Company’s construction support capabilities include assembly of towers, nacelles, blades and other components. The Company also provides customer support, preventive maintenance and wind technician training. The Company’s technicians utilize regional service centers for storage and repair of parts as well as for training. Through its precision repair and engineering services, the Company repairs and refurbishes complex wind components, including control systems, gearboxes and blades. The Company also conducts warranty inspections, commissions turbines and provides technical assistance. The Company’s service locations are in Illinois, California, South Dakota, Texas and Colorado.

Logistics

The Company offers specialized transportation, permitting and logistics management to the wind industry for oversize and overweight machinery and equipment. The Company delivers complete turbines to the installation site, including blades, nacelles and tower sections for final erection. The Company focuses on the project management of the delivery of complete wind turbine farms.

Corporate and Other

“Corporate and Other” is comprised of adjustments to reconcile segment results to consolidated results, which primarily includes corporate administrative expenses and intercompany eliminations.

Summary financial information by reportable segment is as follows:

	Revenues		Operating (Loss) Profit
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2010	2009	2010	2009
Segments:

Towers	$12,046	$20,104	$(1,277)	$(68)
Gearing	7,717	23,030	(5,128)	(3,867)
Technical and Engineering Services	2,022	7,410	(2,450)	24
Logistics	460	2,819	(1,708)	(950)
Corporate and Other (1)	(75)	(301)	(3,210)	(2,276)
	$22,170	$53,062	$(13,773)	$(7,137)

	Depreciation and Amortization		Capital Expenditures
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2010	2009	2010	2009
Segments:

Towers	$854	$748	$1,252	$6,925
Gearing (2)	2,448	4,245	1,106	(634)
Technical and Engineering Services	817	741	228	82
Logistics	674	839	6	368
Corporate and Other (1)	41	34	4	2
	$4,834	$6,607	$2,596	$6,743

	Total Assets as of
	March 31,	December 31,
	2010	2009
Segments:

Towers	$81,039	$80,146
Gearing	86,956	92,665
Technical and Engineering Services	33,500	36,417
Logistics	20,226	21,259
Corporate and Other (3)	21,737	(451)
	$243,458	$230,036

(1) “Corporate and Other” includes corporate administrative expenses and intercompany eliminations. Corporate selling, general and    administrative expenses includes corporate salaries and benefits, share-based compensation, and professional fees.

(2) Gearing segment capital expenditures for the three months ended March 31, 2009 reflects cash amounts received in connection with the return of certain capital equipment expenditures made during 2008.

(3) “Corporate and Other” includes assets of the corporate headquarters and intercompany eliminations.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

During 2010, the Company issued purchase commitments in connection with equipment purchases for the Company’s MW gearbox refurbishment center, which totaled $2,700 as of March 31, 2010.

During 2009 and 2010, the Company issued purchase commitments in connection with equipment purchases for the Company’s wind tower manufacturing facility located in Brandon, South Dakota, which totaled approximately $1,269 as of March 31, 2010.

During 2008, the Company issued purchase commitments in connection with gearing equipment totaling $4,888, of which the Company made a $1,324 deposit. As of March 31, 2010, outstanding purchase orders totaled $3,564.

Legal Proceedings

From time to time, the Company is subject to legal proceedings or claims arising from its normal course of operations. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of March 31, 2010, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company’s financial condition or results of operations, although no assurance can be given with respect to the ultimate outcome of pending actions.

Customer Disputes

From time to time, the Company may be involved in disputes with its customers regarding matters such as warranty liability, pricing and contract performance. During the third quarter of 2009, the Company became involved in a contract dispute with a customer, pursuant to which it initially reserved $1,500 related to the settlement of this matter. The Company and the customer are currently in negotiations to resolve this dispute. As of March 31, 2010, the Company had recorded an aggregate reserve of $1,900 related to disputes with its customers, of which $1,600 is reserved in the Company’s allowance for doubtful accounts and $300 in its warranty reserves.

Environmental Compliance and Remediation Liabilities

The Company’s operations and products are subject to a variety of environmental laws and regulations in the jurisdictions in which the Company operates and sells products governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous materials, soil and groundwater contamination, employee health and safety, and product content, performance and packaging. Also, certain environmental laws can impose the entire cost or a portion of the cost of investigating and cleaning up a contaminated site, regardless of fault, upon any one or more of a number of parties, including the current or previous owner or operator of the site. These environmental laws also impose liability on any person who arranges for the disposal or treatment of hazardous substances at a contaminated site. Third parties may also make claims against owners or operators of sites and users of disposal sites for personal injuries and property damage associated with releases of hazardous substances from those sites.

Warranty Liability

The Company provides warranty terms that range from two to seven years for various products relating to workmanship and materials supplied by the Company. From time to time, customers may submit warranty claims against the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of March 31, 2010 and December 31, 2009, estimated product warranty liability was $1,047 and $918, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the three months ended March 31, 2010 and 2009 were as follows:

	As of
	March 31,
	2010	2009

Balance, beginning of period	$918	$890
Warranty expense	138	320
Warranty claims	(9)	(13)
Balance, end of period	$1,047	$1,197

Sale-Leaseback Transactions

The Company has entered into sale-leaseback agreements whereby certain owned equipment is sold to a third party financing company in exchange for cash and the applicable subsidiary then leases back the equipment from the purchaser. The primary purpose of these arrangements is to provide additional liquidity to meet working capital requirements. Depending on the terms of the lease agreement, the lease may be classified as an operating or capital lease. In addition, the sale of the assets may result in a gain or loss, which must be amortized to other income or loss in the Company’s statement of operations over the life of the operating lease. As of March 31, 2010, the minimum monthly payments due under these lease agreements totaled $98.

Other

As of March 31, 2010, approximately 27% of the Company’s employees were covered by two collective bargaining agreements with local unions in Cicero, Illinois and Neville Island, Pennsylvania. Collective bargaining agreements with the Company’s Cicero and Neville Island unions were ratified by local unions in the fourth quarter of 2009 and the first quarter of 2010, respectively, and are scheduled to remain in effect through October 2012 and February 2014, respectively.

NOTE 14 — SUBSEQUENT EVENTS

As described above in Note 6 “Debt and Credit Agreements”, pursuant to the Change in Terms Agreement, as of April 5, 2010, the Construction Loan was converted to the Great Western Term Loan, providing for monthly payments of principal plus interest, extending the maturity date to November 5, 2016, reducing the principal amount to $6,500, and changing the per annum interest rate to 8.5%.   In connection therewith, (i) approximately $248 of the amount held in the Deposit Account was applied as a principal reduction payment in order to reduce the principal amount of the Great Western Term Loan to $6,500, (ii) the balance of the amount held in the Deposit Account was released to Tower Tech on March 31, 2010, (iii) the Construction Loan Agreement was terminated and replaced with the Business Loan Agreement, (iv) the Mortgage was amended in certain respects pursuant to the Mortgage Amendment, and (v) the Commercial Guaranty, the Business Loan Agreement and the Promissory Note executed in connection with the Construction Loan were each modified in certain respects pursuant to the Letter Agreement.  Tower Tech was required to pay a 1.0% origination fee upon the conversion. The Great Western Term Loan contains no financial covenants.

On April 27, 2010, Tower Tech entered into an Amended and Restated Lease for Industrial/Manufacturing Space with City Centre, L.L.C., a Wisconsin limited liability company, with an effective date of May 1, 2010 (the “Lease”).  The Lease amends and restates in its entirety the existing lease for Tower Tech’s wind tower manufacturing facility in Manitowoc, Wisconsin.  Among other terms, (i) the description of the leased premises was modified to include additional land for staging and laydown of materials, employee parking, and a potential railroad spur line, and (ii) the rental amounts were increased to reflect the expanded premises.  The expiration date of the current lease term will remain December 31, 2014, and Tower Tech will continue to have five (5) consecutive options to extend the lease term for five (5) years each.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1, “Financial Statements,” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 2.  Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties.

 (Dollars are presented in thousands except share data or unless otherwise stated)

OUR BUSINESS

First Quarter Overview

During the first quarter of 2010, the Company continued to be affected by the ongoing economic slowdown in the wind energy industry. On a consolidated basis, revenues for the three months ended March 31, 2010 decreased by approximately 58% compared to revenues during the comparable period in the prior year. Our reduction in revenues was due to the continuation in the delay and curtailment of tower and gearing production orders under some of our key customer agreements, lower service contracts resulting from the timing of wind farm installation and maintenance projects and a reduction in non-wind related revenues. We believe these factors were largely attributable to underlying market and economic conditions, and created production and volume inefficiencies for the Company. These inefficiencies negatively affected our operating profits and margins. Although we anticipate that our revenues and operating profits will improve during the balance of the year based upon an increase in our quoting activity, timing of our backlog, and wind farm development and installation projects scheduled for the current year, we cannot provide reasonable assurance that improved market conditions will occur or that we will be able to capitalize on these opportunities.

As a result of the reduction in our revenues during the quarter from original projections, we evaluated the recoverability of certain identifiable intangible assets and goodwill balances. Based upon our assessment, we determined that no impairment had occurred as of March 31, 2010. We believe that the revenue weakness we anticipate to occur during the first half of this year is short-term and market driven in nature and that we do not expect this to impact our long-term prospects and cash flows. However, a continued economic slowdown may result in impairment to our goodwill and intangible assets and could result in changes to our expectations with respect to future financial results and cash flows. These changes could indicate an unfavorable change in management’s estimates of the fair value of our reportable segments and could result in a review of our goodwill and intangible assets, which could indicate potential impairment to the carrying value of the Company’s assets.

We improved our liquidity position by completing a common stock offering in January 2010, whereby we raised $54,625 in proceeds, net of underwriting discounts, through the sale of 10,000,000 shares of our common stock. A portion of the proceeds from this offering were used to repay outstanding indebtedness under debt agreements with Bank of America and Investors Community Bank and to settle our interest rate swap agreements. We intend to use the remainder of these proceeds for general operating purposes and specific capital expenditures to help us grow our revenues and to improve the profitability of our business.

During the quarter, we completed the construction of a new wind tower manufacturing facility in Brandon, South Dakota. This new wind tower manufacturing facility will increase our presence in a key demographic region in the U.S. wind energy market and will provide for additional production capacity. We have purchase commitments for manufacturing equipment for this facility and we anticipate that these commitments will be fulfilled and that this location will become operational as business warrants.

In addition, we are in the process of establishing a MW gearbox refurbishment center to service the growing number of up-tower gearboxes with product warranty expirations. The refurbishment center will be part of our operations within our Technical and Engineering Services segment and will be located in Abilene, Texas. We are currently in the process of making capital expenditures and we anticipate commencing operations during the fourth quarter of this year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

	Three Months Ended March 31,				2010 vs. 2009
	2010	% of Total Revenue	2009	% of Total Revenue	$ Change	% Change

Revenues	$22,170	100.0%	$53,062	100.0%	$(30,892)	-58.2%
Cost of sales	26,654	120.2%	48,377	91.2%	(21,723)	-44.9%
Gross (loss) profit	(4,484)	-20.2%	4,685	8.8%	(9,169)	-195.7%

Operating expenses
Selling, general and administrative expenses	8,214	37.1%	8,916	16.8%	(702)	-7.9%
Intangible amortization	1,075	4.8%	2,906	5.5%	(1,831)	-63.0%
Total operating expenses	9,289	41.9%	11,822	22.3%	(2,533)	-21.4%

Operating loss	(13,773)	-62.1%	(7,137)	-13.5%	(6,636)	93.0%

Other income (expense)
Interest expense, net	(362)	-1.6%	(542)	-1.0%	180	-33.2%
Other, net	132	0.6%	93	0.2%	39	41.9%
Other expense, net	(230)	-1.0%	(449)	-0.8%	219	-48.8%

Net loss before provision (benefit) for income taxes	(14,003)	-63.1%	(7,586)	-14.3%	(6,417)	84.6%
Provision (benefit) for income taxes	121	0.6%	(436)	-0.8%	557	127.8%
Net loss	$(14,124)	-63.7%	$(7,150)	-13.5%	$(6,974)	97.5%

Consolidated

Revenues decreased $30,892 or 58%, from $53,062 during the three months ended March 31, 2009, to $22,170 during the three months ended March 31, 2010. The decrease in revenues was primarily attributable to the continued economic slowdown in the wind energy industry, which resulted in fewer wind towers and gearing sets shipped, increased competition and competitive pricing pressure in our logistics and technical and engineering services business, and a general decline in non-wind related revenues associated with the broader economic market conditions.

Gross profit decreased $9,169, from $4,685 during the three months ended March 31, 2009, to a gross loss of $4,484 during the three months March 31, 2010. The decrease in gross profit was primarily attributable to the overall reduction in revenues, which created production and volume inefficiencies. The reduction in wind tower and gearing orders led to the under absorption of overhead costs and the reduction in service and transportation contracts negatively affected our overhead cost structures. As a result, our gross margin declined from 8.8% during the three months ended March 31, 2009, to (20.2%) during the three months ended March 31, 2010.

Selling, general and administrative expenses decreased from $8,916 during the three months ended March 31, 2009, to $8,214 during the three months ended March 31, 2010. The decrease was primarily attributable to cost reduction initiatives implemented in the beginning of 2009 to mitigate the effects of an overall decline in production volumes, lower professional and audit related fees associated with the completion of certain compliance and regulatory reporting initiatives, and the absence of one-time start up costs incurred in the prior year related to the commencement of operations at our Abilene, Texas wind tower manufacturing facility.

Intangible amortization expense decreased from $2,906 during the three months ended March 31, 2009, to $1,075 during the three months ended March 31, 2010. The decrease in amortization expense was due to a $57,942 impairment charge taken with respect to customer relationships and trade name intangibles during the fourth quarter of 2009.  The result of the impairment charge reduced amortization expense by approximately 63% during the current quarter and will continue to provide a favorable benefit to amortization expense on a prospective basis.

Total other expense, net, decreased from $449 during the three months ended March 31, 2009, to $230 during the three months ended March 31, 2010. The decrease was primarily attributable to a reduction in interest expense resulting from the repayment of outstanding debt under our Bank of America and Investor Community Bank debt agreements in January 2010.

During the three months ended March 31, 2009, we reported a benefit for income taxes of $436, compared to a provision for income taxes of $121 during the three months ended March 31, 2010. The increase in income taxes was primarily attributable to a favorable reduction in income taxes during the first quarter of 2009. During the first quarter of 2009, the Company recorded a tax benefit associated with a reduction in state income tax and deferred state income tax liabilities related to a favorable change in the State of Wisconsin’s method of calculating state income tax on a prospective basis.

Net loss increased from $7,150 during the three months ended March 31, 2009, to $14,124 during the three months ended March 31, 2010, primarily as a result of the factors described above.

Towers Segment

The following table summarizes the Towers segment operating results for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Revenues	$12,046	$20,104
Operating loss	(1,277)	(68)
Operating margin	-10.6%	-0.3%

Towers segment revenues decreased $8,058, from $20,104 during the three months ended March 31, 2009, to $12,046 during the three months ended March 31, 2010.  The decrease in revenues was attributable to an approximate 27% decline in the average selling price of wind towers manufactured and also due to a 15% decline in production volume of wind towers manufactured. The decline in the average selling price was primarily attributable to lower steel prices, which are included in the selling price of wind towers manufactured under the majority of our customer agreements. Additionally, specialty weldment revenues decreased by $1,805 compared to the prior year due to the continued economic weakness in heavy equipment manufacturing.

Towers segment operating loss increased $1,209, from $68 during the three months ended March 31, 2009, to $1,277 during the three month ended March 31, 2010. The increased operating loss was attributable to lower production volumes of wind towers and specialty weldment revenues. Partly offsetting these factors, operating results benefited from the absence of start-up costs incurred at our wind tower manufacturing facility in Abilene, Texas in the prior year. As a result of the factors described above, operating margin decreased from (0.3%) during the three months ended March 31, 2009, to (10.6%) during the three months ended March 31, 2010.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Revenues	$7,717	$23,030
Operating loss	(5,128)	(3,867)
Operating margin	-66.5%	-16.8%

Gearing segment revenues decreased $15,313, from $23,030 during the three months ended March 31, 2009, to $7,717 during the three months ended March 31, 2010.  The decrease in revenues was attributable to an approximate reduction of 60% and 72% in our wind gearing and industrial sales, respectively. Lower wind gearing revenues reflected reduced demand from our key wind gearing customers. The decrease in industrial revenues represented an overall decline in production orders from several of our key industrial customers as compared to the prior year.

Gearing segment operating loss increased $1,261, from $3,867 during the three months ended March 31, 2009, to $5,128 during the three months ended March 31, 2010. The increased operating loss was due to reduced production volumes, partially offset by improvements in product scrap, physical inventory adjustments and lower professional fees. As a result of the factors described above, operating margin decreased from (16.8%) during the three months ended March 31, 2009, to (66.5%) during the three months ended March 31, 2010.

Technical and Engineering Services Segment

The following table summarizes the Technical and Engineering Services segment operating results for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Revenues	$2,022	$7,410
Operating (loss) income	(2,450)	$24
Operating margin	-121.2%	0.3%

Technical and Engineering Services segment revenues decreased $5,388, from $7,410 during the three months ended March 31, 2009, to $2,022 during the three months ended March 31, 2010.  The decrease in revenues was primarily attributable to a 64% and 83% decline in technical and engineering service revenues, respectively. The decrease in technical service revenues related to a decline in the number of maintenance and service technicians deployed during the current year as several of our key customers have chosen to in-house a greater share of their maintenance activities due to fewer wind farm start-ups. The decrease in engineering service revenues was primarily due to lower blade refurbishment activity compared to the prior year.

Technical and Engineering Services segment reported operating income of $24 during the three months ended March 31, 2009, compared to an operating loss of $2,450 during the three months ended March 31, 2010. The operating loss incurred in the quarter was primarily attributable to a reduction in service activity and the impact of competitive pricing pressure, which was partially offset by reduced operating expenses. As a result of the factors described above, operating margin decreased from 0.3% during the three months ended March 31, 2009, to (121.2%) during the three months ended March 31, 2010.

Logistics Segment

The following table summarizes the Logistics segment operating results for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Revenues	$460	$2,819
Operating loss	(1,708)	$(950)
Operating margin	-371.3%	-33.7%

Logistics segment revenues decreased $2,359, from $2,819 during the three months ended March 31, 2009, to $460 during the three months ended March 31, 2010.  The decrease in revenues was primarily attributable to a reduction in transport contracts entered into during the current quarter, higher revenues in the prior year related to the completion of a large wind farm transportation contract, and a reduction in contract pricing due to competitive pricing pressure. During the current quarter, revenues were approximately 76% lower due to a reduction in transportation routes completed. In addition, competitive pricing pressure reduced the average revenue per route load in the current quarter by approximately 8%.

Logistics segment operating loss increased $758, from $950 during the three months ended March 31, 2009, to $1,708 during the three months ended March 31, 2010. The increase in operating loss was attributable to transportation volume inefficiencies resulting from a decline in contracts awarded during the current quarter and also due to a reduction in operating margins related to competitive pricing pressure. Partly offsetting these factors were lower operating expenses due to expense curtailments and employee furloughs due to low transportation volumes.  As a result of the factors described above, operating margin decreased from (33.7%) during the three months ended March 31, 2009, to (371.3%) during the three months ended March 31, 2010.

Corporate and Other

Corporate and Other expense increased $934, from $2,276 during the three months ended March 31, 2009, to $3,210 during the three months ended March 31, 2010. The increase in expense was attributable to an increase in salaries and benefits expense related to an increase in employee headcount, severance expense, and a discretionary special recognition bonus award to certain employees in connection with our common stock offering in January 2010. The increase in salaries and benefits expenses was partially offset by a reduction in professional and audit related fees due to the completion of certain compliance and public reporting requirements and due to in-sourcing certain activities.

SELECTED FINANCIAL DATA

The following non-GAAP financial measure presented below relates to earnings before interest, taxes, depreciation, amortization and share-based payments (“Adjusted EBITDA”) and is presented for illustrative purposes as an accompaniment to our unaudited financial results of operations for the three months ended March 31, 2010 and 2009. Adjusted EBITDA should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under GAAP. We believe that Adjusted EBITDA is particularly meaningful due principally to the role acquisitions have played in the development of the Company. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, which was primarily attributable to a significant portion of the purchase price of our acquired businesses being allocated to depreciable fixed assets and definite-lived intangible assets. The following Adjusted EBITDA calculation is derived from our unaudited condensed consolidated financial results for the three months ended March 31, 2010 and 2009, as follows:

	Three Months Ended
	March 31
	2010	2009
	(unaudited)
Net loss	$(14,124)	$(7,150)
Provision (benefit) for income taxes	121	(436)
Interest expense, net	362	542
Depreciation and amortization	4,834	6,607
Share-based compensation	593	818
Adjusted EBITDA	$(8,214)	$381

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

We have identified the accounting policies and estimates listed below as those that we believe require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties. This section should also be read in conjunction with Note 1, “Description of Business and Summary of Significant Accounting Policies,” of the notes to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, which includes a discussion of these and other significant accounting policies.

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

Warranty Liability

We provide warranty terms that range from two to seven years for various products relating to workmanship and materials supplied by us. From time to time, customers may submit warranty claims to us. In certain contracts, we have recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of March 31, 2010 and December 31, 2009, our estimated product warranty liability was $1,047 and $918, respectively, and is recorded within accrued liabilities in our consolidated balance sheets.

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

Recent Accounting Pronouncements

The following is a listing of recent accounting standards issued by the FASB and their effect on the Company.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855). ASU 2010-09 removes the requirements for SEC registrants to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed. The adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820).  ASU 2010-06 provides additional disclosure requirements related to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Disclosure requirements applicable to Level 3 transactions are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years, with early adoption permitted.  The portion of ASU 2010-06 that was effective beginning after December 15, 2009 did not have a material effect on the financial position, results of operations or cash flows of the Company. Additionally, the Company does not anticipate that the disclosure requirements applicable to Level 3 transactions that are effective for fiscal years beginning after December 15, 2010 will have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605). ASU 2009-13 provides additional guidance related to the accounting for multiple-deliverable arrangements to account for products or services (deliverables) separately rather than as a combined unit and eliminates the residual method of allocation.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not anticipate that the provisions of ASU 2009-13 will have a material effect on the financial position, results of operations or cash flows of the Company.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2010, our cash on hand totaled $26,343. We improved upon our liquidity needs by completing an equity offering in January, whereby we sold 10,000,000 newly issued shares of our common stock for proceeds of approximately $54,625, net of underwriting discounts.  Additionally, the completion of our equity offering enabled us to use a portion of these proceeds to reduce our outstanding indebtedness. In January 2010, we repaid outstanding indebtedness due to Bank of America and Investors Community Bank in the amounts of $16,076 and $3,066, respectively. The repayment of this indebtedness reduced our future debt service requirements, eliminated subsidiary-specific financial covenant requirements and asset liens. We intend to use the remainder of these proceeds for general operating purposes and specific capital expenditures to help us grow our business. We intend to pursue the establishment of a senior credit facility, which will enable us to better manage our working capital and other short-term cash requirements. We believe that these actions will enable us to better manage our operating and liquidity needs and will facilitate investing in capital expenditures that will successfully grow our business, along with establishing adequate liquidity to support our working capital needs.

We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, debt and lease commitments through at least the next 12 months primarily with our current cash on hand, cash generated by operations or other financing arrangements. Our ability to make scheduled payments on our debt and other financial obligations will depend on our future financial and operating performance. However, if sales and subsequent collections from several of our large customers, as well as revenues generated from new customer orders, are not materially consistent with management’s expectations, we may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to the Company. Furthermore, if we are unable to obtain additional capital, we will likely be required to delay, reduce the scope of or eliminate our plans for expansion and growth, and this could affect our overall operations. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require financial covenants or other restrictions on the Company.

While we believe that we will continue to have sufficient cash flows to operate our businesses, there can be no assurances that our operations will generate sufficient cash or that credit facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Sources and Uses of Cash

Operating Cash Flows

During the three months ended March 31, 2010 and 2009, net cash used in operating activities totaled $10,949 and $301, respectively. The increase in net cash used in operating activities was primarily attributable to increased operating losses, an increase in our inventories and due to a smaller reduction in outstanding receivables. Changes in our inventories during the three months ended March 31, 2010 increased $5,722 compared to the prior year, which primarily reflected a restocking of our wind tower inventory levels.

Investing Cash Flows

During the three months ended March 31, 2010 and 2009, net cash flows used in investing activities totaled $579 and $6,719, respectively. The decrease in net cash used in investing activities as compared to the prior period was primarily attributable to a reduction in capital expenditures during the current year due to the wind-down of projects initiated in prior years. During the three months ended March 31, 2009, the Company made capital expenditures totaling $6,743, which primarily related to the construction of a new wind tower facility in Abilene, Texas. During the three months ended March 31, 2010, the Company made capital expenditures totaling $2,596 related to equipment purchases for our newly constructed wind tower manufacturing facility in Brandon, South Dakota and gearing equipment purchases. Cash flows from investing activities increased $2,010 during the three months ended March 31, 2010, due to the release of a security interest as part of the conversion of the Construction Loan into the Great Western Term Loan.

Financing Cash Flows

During the three months ended March 31, 2010, net cash flows provided by financing activities totaled $33,042, compared to net cash used in financing activities for the three months ended March 31, 2009, which totaled $1,900. The increase in net cash provided by financing activities as compared to the prior period was attributable to the equity offering completed by the Company in January 2010, partially offset by higher payments on lines of credit and notes payable. On January 21, 2010, the Company completed a public offering of its common stock at an offering price of $5.75 per share. In the offering, the Company sold 10,000,000 newly issued shares of its common stock for approximately $54,625, net of underwriting discounts. Upon completion of the equity offering, we repaid in January 2010 outstanding indebtedness due to Bank of America and Investors Community Bank in the amounts of $16,076 and $3,066, respectively.

Contractual Obligations

The following table sets forth, as of March 31, 2010, minimum future cash payments due under contractual obligations, including, among others, our debt and credit agreements, non-cancelable operating and capital lease agreements and purchase commitments. We are presenting this table to reflect the repayment of outstanding indebtedness in the aggregate amount of $19,142 to Bank of America and Investors Community Bank in January 2010 and as a result of the conversion of the Construction Loan into the Great Western Term Loan in April 2010.

	2010 (Remaining nine months)	2011	2012	2013	2014	2015 & Thereafter	Total

Debt and credit agreements (1)	$1,944	$2,584	$5,123	$2,297	$1,173	$1,835	$14,956
Estimated interest payments (2)	834	962	650	370	250	214	3,280
Operating lease obligations	4,331	5,651	5,022	3,272	2,712	6,797	27,785
Capital lease obligations (3)	1,121	1,385	1,355	994	—	—	4,855
Purchase commitments	7,533	—	—	—	—	—	7,533
Total contractual cash obligations	$15,763	$10,582	$12,150	$6,933	$4,135	$8,846	$58,409

(1) Debt and credit agreements represent the minimum future principal payments due under our outstanding contractual obligations. Assumptions used to derive these amounts were the total required minimum principal payments due and the maturity dates of our debt and credit agreements.

(2) Interest payments represent an amount calculated for expected interest payments due under our outstanding debt and credit agreements. Assumptions used to derive these amounts were based upon current interest rates as of March 31, 2010, required minimum principal payments due, and the maturity dates of our debt and credit agreements.

(3) Capital lease obligations include both the future principal and interest payments related to these agreements.

Debt and Credit Agreements.    Debt and credit agreements include outstanding borrowings under our lines of credit, term notes related to vehicle and equipment purchases, and notes payable related to an escrow agreement settlement and a purchase agreement for manufacturing equipment. See Note 6, “Debt and Credit Agreements,” in the notes to our condensed consolidated financial statements for further discussion of our outstanding indebtedness and credit agreements.

Operating Lease Obligations.    We lease the majority of our facilities and certain equipment under operating leases expiring at various dates through 2023. Lease terms generally range from two to 15 years, with renewal options for extended terms. The amounts in the table above represent future minimum lease payments for non-cancelable operating leases.

Capital Lease Obligations.    We have capital lease obligations related to certain manufacturing equipment and vehicles expiring at various dates through 2013. As of March 31, 2010, the balance of our outstanding capital lease obligations was approximately $4,855, which includes accrued interest of approximately $702.

Purchase Commitments.    Purchase commitments represent outstanding purchase orders related to equipment purchases for the Company’s recently constructed wind tower manufacturing facility in Brandon, South Dakota, outstanding purchase orders relating to equipment purchases for the establishment of a MW gearbox refurbishment center in Abilene, Texas and outstanding purchase orders related to gearing equipment purchases.

Off-Balance Sheet Arrangements

During 2009, Tower Tech and Badger each entered into sale-leaseback agreements whereby they sold certain equipment to third party financing companies in exchange for aggregate proceeds of $3,505 and agreed to lease the equipment back for a stated period of time. The primary purpose of these arrangements was to provide additional liquidity for meeting working capital requirements. The lease terms under these agreements range from three to four years and require aggregate monthly lease payments of $98. In addition, the sale of the assets resulted in an aggregate gain on disposition of $78, which is being amortized over the lives of the operating leases to other income in our condensed consolidated statements of operations.

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain “forward-looking statements”—that is, statements related to future, not past, events—within the meaning of Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Item 1A “Risk Factors” in Part I in our Annual Report on Form 10-K for the year ended December 31, 2009, that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Our forward-looking statements may include or relate to the following: (i) our plans to continue to grow our business through organic growth and integration of previous and future acquisitions; (ii) our beliefs with respect to the sufficiency of our liquidity and our plans to evaluate alternate sources of funding if necessary; (iii) our expectations relating to the extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (iv) our expectations relating to construction of new facilities, expansion of existing facilities and sufficiency of our existing capacity to meet the demands of our customers and support expectations regarding our growth; (v) our plans with respect to the use of proceeds from financing activities; (vi) our beliefs and expectations relating to the economic downturn and the potential impact it may have on our business, including our customers; (vii) the anticipated benefits of our remediation efforts on the strength of our internal control processes and our plans with respect to future remediation efforts; and (viii) our beliefs regarding the state of the wind energy market generally. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first three months of 2010. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk,” contained in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.       Controls and Procedures

Material Weakness

In conjunction with the filing of Amendment No. 2 on Form 10-Q/A for the quarter ended September 30, 2008, we identified a material weakness associated with the controls over non-routine revenue transactions and the related accounting treatment of those transactions to ensure compliance with GAAP. In response, management continued to enhance the control structure to address these material weaknesses; however, at our Brad Foote subsidiary, the controls implemented were not sufficient to fully remediate this material weakness as it related to our fourth quarter 2009 interim monthly financial statements. Based on this assessment, management determined that, as of December 31, 2009, we did not maintain effective internal control over financial reporting due to the previously reported material weakness related to non-routine revenue transactions discussed above, which remained outstanding at December 31, 2009.

Remediation Activities and Changes in Internal Control Over Financial Reporting

Management has continued its remediation efforts to reduce the risk presented by the existing material weakness. Since year-end, we have made key personnel changes, enhanced our internal controls and implemented additional internal control procedures to detect, monitor and review transactions that are deemed by the Company to be non-routine revenue transactions. The impact of remediation efforts initiated by management will not be fully known until our assessment of internal control over financial reporting is completed as of December 31, 2010.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered in this report. In light of the material weakness associated with the controls over non-routine revenue transactions , which has not been completely remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and did not ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We anticipate the actions to be taken to remediate this material weakness and the resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, address the material weakness that we identified in our internal control over financial reporting as of December 31, 2009. However, because many of the remediation actions we have undertaken are recent and because some of our remediation actions will be designed to improve our internal control over annual measures, management will not be able to conclude that the material weakness has been eliminated until such time as it is able to complete its assessment of the effectiveness of internal control over financial reporting.  While management is exercising its best efforts to remediate the material weakness identified and described above, we cannot provide any assurance as to when such material weakness will be remediated.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

From time to time, Broadwind and its subsidiaries are involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2010, we are not aware of material pending legal proceedings or threatened litigation that would have a material adverse effect on our financial condition or results of operations, although no assurance can be given with respect to the ultimate outcome of pending actions.

Item 1A: Risk Factors

There were no material changes to our risk factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.       Defaults Upon Senior Securities

None

Item 4.       [Removed and Reserved]

Item 5.       Other Information

None

Item 6.       Exhibits

The exhibits listed on the Exhibit Index following the signature page are filed as part of this Quarterly Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND ENERGY, INC.

May 7, 2010	By:	/s/ J. Cameron Drecoll
J. Cameron Drecoll
Chief Executive Officer

May 7, 2010	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Chief Financial Officer

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

Exhibit Number	Exhibit
10.1	Letter Agreement, dated April 5, 2010, by and among Broadwind Energy, Inc., Tower Tech Systems Inc. and Great Western Bank*
10.2	Amendment to Mortgage, dated April 5, 2010, by and between Tower Tech Systems Inc. and Great Western Bank*
10.3	Business Loan Agreement, dated April 5, 2010, by and between Tower Tech Systems Inc. and Great Western Bank*
10.4	Change in Terms Agreement, dated April 5, 2010, by and between Tower Tech Systems Inc. and Great Western Bank*
10.5	Amended and Restated Lease for Industrial/Manufacturing Space, dated as of May 1, 2010, by and between Tower Tech Systems Inc. and City Centre, L.L.C.*
10.6	Form of Indemnification Agreement*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer*

*                                         Filed herewith.