Form 10-Q
period 2010-06-30
BROADWIND ENERGY, INC.
filed 2010-08-09
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of August 6, 2010: 106,915,026.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,579	$4,829
Short-term investments	1,683	—
Restricted cash	—	2,010
Accounts receivable, net of allowance for doubtful accounts of $196 and $1,641 as of June 30, 2010 and December 31, 2009, respectively	23,785	21,920
Inventories, net	12,566	9,039
Prepaid expenses and other current assets	3,430	5,688
Total current assets	53,043	43,486
Property and equipment, net	131,740	136,249
Goodwill	5,154	9,715
Intangible assets, net	35,098	37,248
Other assets	2,075	3,338
TOTAL ASSETS	$227,110	$230,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$—	$10,717
Current maturities of long-term debt	2,676	9,021
Current portions of capital lease obligations	1,154	1,130
Accounts payable	14,895	14,710
Accrued liabilities	5,428	6,965
Deferred revenue	4,438	10,199
Total current liabilities	28,591	52,742

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	11,655	15,778
Long-term capital lease obligations, net of current portions	2,729	3,286
Interest rate swap agreements	—	253
Deferred income tax liabilities	420	403
Other	1,677	1,979
Total long-term liabilities	16,481	21,699

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 106,841,085 and 96,701,127 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	107	97
Additional paid-in capital	355,519	300,779
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(173,586)	(145,281)
Total stockholders’ equity	182,038	155,595
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$227,110	$230,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$36,629	$52,313	$58,799	$105,375
Cost of sales	37,025	49,162	63,679	97,539
Gross (loss) profit	(396)	3,151	(4,880)	7,836

OPERATING EXPENSES:
Selling, general and administrative	7,467	10,525	15,681	19,441
Goodwill impairment	4,561	—	4,561	—
Intangible amortization	1,074	2,906	2,149	5,812
Total operating expenses	13,102	13,431	22,391	25,253
Operating loss	(13,498)	(10,280)	(27,271)	(17,417)

OTHER (EXPENSE) INCOME, net:
Interest expense, net	(361)	(557)	(723)	(1,099)
Other, net	(394)	5,574	(262)	5,667
Total (expense) income, net	(755)	5,017	(985)	4,568

Net loss before (benefit) provision for income taxes	(14,253)	(5,263)	(28,256)	(12,849)
(BENEFIT) PROVISION FOR INCOME TAXES	(72)	163	49	(273)
NET LOSS	$(14,181)	$(5,426)	$(28,305)	$(12,576)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.13)	$(0.06)	$(0.27)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	106,782	96,547	105,571	96,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,305)	$(12,576)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	9,682	13,433
Goodwill impairment	4,561	—
Change in fair value of interest rate swap agreements	(253)	(198)
Deferred income taxes	17	(220)
Stock-based compensation	606	979
Allowance for doubtful accounts	(1,445)	(798)
Loss (gain) on disposal of assets	68	(46)
Changes in operating assets and liabilities:
Accounts receivable	(420)	10,792
Inventories	(3,489)	6,621
Prepaid expenses and other current assets	2,258	1,252
Accounts payable	1,114	(8,650)
Accrued liabilities	(1,836)	(2,166)
Deferred revenues	(5,761)	(8,301)
Other non-current assets and liabilities	1,029	—
Net cash (used in) provided by operating activities	(22,174)	122

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,952)	(9,064)
Purchases of available-for-sale investments	(1,683)	—
Proceeds from disposals of property and equipment	9	29
Decrease (increase) in restricted cash	2,010	(2,003)
Net cash used in investing activities	(3,616)	(11,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	53,341	445
Common stock issued under defined contribution 401(k) plan	341	—
Payments on lines of credit and notes payable	(21,070)	(7,134)
Proceeds from lines of credit and notes payable	—	6,079
Proceeds from sale-leaseback transactions	—	3,641
Proceeds from deposits on equipment	—	665
Principal payments on capital leases	(533)	(585)
Issuance of restricted stock grants	463	386
Net cash provided by financing activities	32,542	3,497

Effect of foreign exchange rates	(2)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,750	(7,419)
CASH AND CASH EQUIVALENTS, beginning of the period	4,829	15,253
CASH AND CASH EQUIVALENTS, end of the period	$11,579	$7,834

Supplemental cash flow information:
Interest paid, net of capitalized interest	$649	$1,214
Income taxes paid	$38	$535

Non-cash financing activities:
Non-cash purchase accounting allocation charges	$—	$3,030
Common stock issued under defined contribution 401(k) plan	$341	$—
Issuance of restricted stock grants	$463	$386

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2010. The December 31, 2009 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. and its wholly owned subsidiaries. As of June 30, 2010, the Company had four operating subsidiaries, which consisted of Brad Foote Gear Works, Inc. (“Brad Foote”), Tower Tech Systems Inc. (“Tower Tech”), Energy Maintenance Service, LLC (“EMS”) and Badger Transport, Inc. (“Badger”). All inter-company transactions and balances have been eliminated. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Business Overview

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Broadwind,” and the “Company,” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Naperville, Illinois, and its wholly owned subsidiaries. The Company is an independent, horizontally integrated supplier of customized products and services to the U.S. wind energy industry. The Company’s product and service portfolio provides its customers, including wind turbine manufacturers, wind farm developers and wind farm operators, with access to a broad array of wind component and service offerings. The Company manufactures gearing systems and wind towers for the wind industry, and provides technical service, precision repair and engineering and specialized logistics to the wind industry in the United States.

In December 2009, the Company revised its reporting segment presentation into four reportable operating segments: Towers, Gearing, Technical and Engineering Services, and Logistics. Accordingly, all prior period financial results have been reclassified to reflect these changes. See Note 14, “Segment Reporting,” of the notes to these condensed consolidated financial statements for further discussion of the Company’s reportable segments.

Towers

The Company manufactures wind towers, specifically the larger and heavier wind towers that are designed for 2 megawatt (“MW”) and larger wind turbines. The Company’s production facilities are strategically located in close proximity to the primary U.S. wind resource regions, sited in Wisconsin and Texas, including a recently constructed third wind tower manufacturing facility in Brandon, South Dakota, which will become operational as business warrants and pending the installation of certain additional equipment. The Company also manufactures other specialty weldments and structures for industrial customers.

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

Financing and Liquidity

As of June 30, 2010, the Company had cash and cash equivalents totaling $11,579 and short-term investments of $1,683. The Company’s management anticipates that the Company will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and debt and lease commitments through at least the next 12 months primarily with current cash on hand, receipts of deposits from customer to fund steel purchases and cash generated by operations or other financing arrangements.

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

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic earnings per share calculation:

Net loss to common stockholders	$(14,181)	$(5,426)	$(28,305)	$(12,576)

Weighted average number of common shares outstanding	106,782,014	96,547,386	105,571,347	96,520,211
Basic net loss per share	$(0.13)	$(0.06)	$(0.27)	$(0.13)

Diluted earnings per share calculation:

Net loss to common stockholders	$(14,181)	$(5,426)	$(28,305)	$(12,576)

Weighted average number of common shares outstanding	106,782,014	96,547,386	105,571,347	96,520,211
Common stock equivalents:
Stock options and unvested restricted stock units (1)	—	—	—	—
Weighted average number of common shares outstanding	106,782,014	96,547,386	105,571,347	96,520,211
Diluted net loss per share	$(0.13)	$(0.06)	$(0.27)	$(0.13)

(1)

Stock options and unvested restricted stock units granted and outstanding of 1,694,136 and 1,886,245 as of June 30, 2010 and 2009, respectively, are excluded from the computation of diluted earnings per share due to the anti-dilutive effect as a result of the Company’s net loss for these respective periods.

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

The components of inventories as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30,	December 31,
	2010	2009

Raw materials	$6,751	$4,957
Work-in-process	5,995	2,921
Finished goods	1,375	3,338
	14,121	11,216
Less: Reserve for excess and obsolete inventory	(1,555)	(2,177)
Net inventories	$12,566	$9,039

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. The Company performs an annual impairment test through the application of a fair-value based test as of October 31 of each year, or more frequently when events or circumstances indicate that the carrying value of its assets may not be recoverable. The Company’s estimate of fair value for each of the Company’s operating segments is based primarily on projected future results, cash flows and other assumptions.

During the second quarter of 2010, the Company identified a triggering event associated with a continued deterioration in financial performance within its Technical and Engineering Services segment. This triggering event required a subsequent revision in the Company’s projection of future operating results and cash flows for this segment in light of the continued economic weakness in the wind energy industry. The Company’s analysis indicated that the projected fair value of the Technical and Engineering Services segment assets did not exceed the carrying value of these assets. The method in determining the fair value was based upon the Company’s estimate of the projected future discounted cash flows of its reporting unit. As a result, the Company recorded a goodwill impairment charge of $4,561 during the second quarter and the impairment charge was recorded to operating expenses in its consolidated statement of operations for the three and six months ended June 30, 2010.

As of June 30, 2010, the carrying value of goodwill was as follows:

	Towers	Gearing	Technical and Engineering Services	Logistics	Total

Goodwill balance as of December 31, 2009	$—	$—	$4,561	$5,154	$9,715

Impairment charge	—	—	(4,561)	—	(4,561)

Goodwill balance as of June 30, 2010	$—	$—	$—	$5,154	$5,154

Intangible assets represent the fair value assigned to definite-lived assets such as trade names, customer relationships, and noncompete agreements as part of acquisitions completed by the Company during 2007 and 2008. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 3 to 20 years. The Company tests intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. As a result of the reduction in the Company’s revenues during the second quarter of this year compared to original projections, the Company evaluated the recoverability of certain of its identifiable intangible assets. Based upon the Company’s assessment, no impairment to these assets was identified as of June 30, 2010.

As of June 30, 2010 and December 31, 2009, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	June 30, 2010			December 31, 2009
	Adjusted		Net				Net
	Cost	Accumulated	Book	Cost	Accumulated	Impairment	Book
	Basis	Amortization	Value	Basis	Amortization	Charge	Value
Intangible assets:
Customer relationships	$33,059	$(7,235)	$25,824	$106,638	$(21,332)	$(57,835)	$27,471
Trade names	10,159	(1,340)	8,819	10,279	(1,099)	(107)	9,073
Noncompete agreements	1,490	(1,035)	455	1,490	(786)	—	704

Intangible assets	$44,708	$(9,610)	$35,098	$118,407	$(23,217)	$(57,942)	$37,248

Intangible investments associated with customer relationships, trade names and noncompete agreements are amortized ratably over the estimated life of the related intangible assets. Amortization expense was $1,074 and $2,149 for the three and six months ended June 30, 2010, respectively, compared to $2,906 and $5,812 for the three and six months ended June 30, 2009, respectively.

NOTE 5 — ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009

Accrued operating expenditures	$788	$954
Accrued payroll and benefits	2,241	2,295
Accrued professional fees	89	1,067
Accrued warranty	659	918
Accrued other	1,651	1,731
Total accrued liabilities	$5,428	$6,965

NOTE 6 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009

Lines of credit	$—	$10,601
Term loans and notes payable	12,011	22,595
Related party note	2,320	2,320
	14,331	35,516
Less - Current maturities	(2,676)	(19,738)
Long-term debt, net of current maturities	$11,655	$15,778

Credit Facilities

Brad Foote

In connection with the Company’s acquisition of Brad Foote in October 2007, the Company assumed outstanding debt and available lines of credit totaling approximately $25,500 under various secured debt facilities (the “BOA Debt Facilities”) with Bank of America.  On January 22, 2010, Brad Foote repaid all of the outstanding principal and interest under the BOA Debt Facilities in the aggregate amount of $16,076, and the BOA Debt Facilities were terminated.

Tower Tech

ICB Line

In October 2007, Tower Tech obtained a secured line of credit (the “ICB Line”) from Investors Community Bank in the amount of $2,500, which was subsequently increased to $5,500 on March 21, 2008. On March 13, 2009, Investors Community Bank agreed to extend the maturity date of the ICB Line to March 13, 2010. Pursuant to a Master Amendment dated as of December 30, 2009 among Investors Community Bank, Tower Tech and Broadwind (as guarantor), the amount of the ICB Line was increased to $6,500, subject to borrowing base availability. On January 26, 2010, Tower Tech repaid all of the outstanding indebtedness under the ICB Line in the amount of $3,066 and allowed the ICB Line to expire on March 13, 2010.

ICB Notes

On April 7, 2008, the Company’s wholly owned subsidiary R.B.A., Inc. (“RBA”) executed four (4) promissory notes with Investors Community Bank (the “ICB Notes”), in the aggregate principal amount of approximately $3,781, as follows: (i) a term note in the maximum principal amount of approximately $421, bearing interest at a per annum rate of 6.85%, with a maturity date of October 5, 2012; (ii) a term note in the maximum principal amount of $700, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; (iii) a term note in the maximum principal amount of $928, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; and (iv) a line of credit note in the maximum principal amount of $1,732, bearing interest at a per annum rate of 4.48% until May 1, 2008 and thereafter at the London Interbank Offered Rate (“LIBOR”) plus 1.75%, with a maturity date of April 5, 2009 (the “Line of Credit Note”). The Line of Credit Note was subsequently modified on March 13, 2009 to extend the maturity date to March 13, 2010 and to change the interest rate to the greater of (A) 5% or (B) prime. The ICB Notes provide for multiple advances, and were secured by substantially all of the assets of RBA.

Pursuant to the merger of RBA into Tower Tech on December 31, 2009, Tower Tech became the successor by merger to RBA’s interest in the loans from Investors Community Bank to RBA evidenced by the ICB Notes (other than the Line of Credit Note, which was repaid in full in January 2010). As of June 30, 2010, (i) the total amount of outstanding indebtedness under the remaining ICB Notes was $1,500, (ii) the effective per annum interest rate of the remaining ICB Notes was 5.84%, and (iii) Tower Tech was in compliance with all applicable financial covenants related to the remaining ICB Notes.

Great Western Loan

On April 28, 2009, Tower Tech entered into a Construction Loan Agreement with Great Western Bank, pursuant to which Great Western Bank agreed to provide up to $10,000 in financing (the “Construction Loan”) to fund construction of Tower Tech’s wind tower manufacturing facility in Brandon, South Dakota (the “Facility”).  Pursuant to a Change in Terms Agreement dated April 5, 2010 between Great Western and Tower Tech, the Construction Loan was converted to a term loan (the “Great Western Term Loan”) providing for monthly payments of principal plus interest, extending the maturity date to November 5, 2016, reducing the principal amount to $6,500, and changing the per annum interest rate to 8.5%. Tower Tech was required to pay a 1.0% origination fee upon the conversion.

The Great Western Term Loan is secured by a first mortgage on the Facility and all fixtures, accounts and proceeds relating thereto, pursuant to a Mortgage and a Commercial Security Agreement, each between Tower Tech and Great Western, and by a Commercial Guaranty from the Company. In addition, the Company has agreed to subordinate all intercompany debt with Tower Tech to the Great Western Term Loan. The Great Western Term Loan contains representations, warranties and covenants that are customary to a term financing arrangement and contains no financial covenants. As of June 30, 2010, the total outstanding indebtedness under the Great Western Term Loan was $6,250.

Badger

On March 13, 2009, Badger obtained a term loan (the “FNB Term Loan”) from First National Bank in the principal amount of $1,538. A portion of the proceeds from the FNB Term Loan was used to pay off Badger’s existing term loan and revolving line of credit with First National Bank, with the remainder available for working capital. The FNB Term Loan is secured by the inventory, accounts receivable and certain equipment of Badger, and is guaranteed by the Company. The FNB Term Loan bears interest at a rate of 6.75% per annum, matures on March 13, 2013, and requires monthly payments of principal and interest. The FNB Term Loan contains no financial covenants. As of June 30, 2010, the total amount of outstanding indebtedness under the FNB Term Loan was $1,101.

On September 30, 2009, Badger obtained a term loan (the “GE Capital Term Loan”) from General Electric Capital Corporation in the principal amount of approximately $1,000. The GE Capital Term Loan is secured by certain equipment of Badger, and is guaranteed by the Company. The GE Capital Term Loan bears interest at a rate of 7.76% per annum, matures on September 30, 2014, and requires monthly payments of principal and interest. The GE Capital Term Loan contains no financial covenants. As of June 30, 2010, the total amount of outstanding indebtedness under the GE Capital Term Loan was $865.

Selling Shareholder Notes

On May 26, 2009, the Company entered into a settlement agreement (the “Settlement Agreement”) with the former owners of Brad Foote (the “Selling Shareholders”), including J. Cameron Drecoll, the Company’s Chief Executive Officer and a member of its Board of Directors, related to the post-closing escrow established in connection with the Company’s acquisition of Brad Foote. Under the terms of the Settlement Agreement, among other terms, the Company issued three promissory notes to the Selling Shareholders in the aggregate principal amount of $3,000 (the “Selling Shareholder Notes”). The Selling Shareholder Notes mature on May 28, 2012 and bear interest at a rate of 7% per annum, with interest payments due quarterly. The Selling Shareholder Note issued to Mr. Drecoll in the principal amount of $2,320 and pursuant to the terms of the Settlement Agreement is deemed by the Company to be a related party transaction. As of June 30, 2010, principal of $3,000 and accrued interest of $52 were outstanding under the Selling Shareholder Notes. The Company has accounted for the Selling Shareholder Notes as long-term debt in its condensed consolidated balance sheets.

NOTE 7 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents comprise cash balances and readily marketable investments with maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. The Company’s treasury policy is to invest excess cash in money market funds or other short-term investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company’s condensed consolidated statements of operations. As of June 30, 2010, cash and cash equivalents totaled $11,579 and consisted of cash balances and investments in municipal bonds with maturities of three months or less, compared to cash and cash equivalents of $4,829 which consisted of cash and money market funds at December 31, 2009.

As of June 30, 2010, the Company had $1,683 in investments in municipal bonds with maturities greater than three months, but less than one year. These financial instruments are categorized as available-for-sale securities and classified as short-term investments in the Company’s condensed consolidated balance sheet as of June 30, 2010.

Cash and cash equivalents and short-term investments consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$3,253	$—	$—	$3,253
Municipal bonds	8,326	—	—	8,326
Total cash and cash equivalents	11,579	—	—	11,579

Short-term investments (available-for-sale):
Municipal bonds	1,683	—	—	1,683

Total cash and cash equivalents and short-term investments	$13,262	$—	$—	$13,262

	December 31, 2009
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$4,240	$—	$—	$4,240
Money market funds	589	—	—	589

Total cash and cash equivalents	$4,829	$—	$—	$4,829

NOTE 8 — FAIR VALUE MEASUREMENTS

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

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and customer deposits approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company’s long-term debt is approximately equal to its fair value. As of June 30, 2010, the Company held short-term investments in municipal bonds, which are required to be measured at fair value. The following table presents the Company’s fair value measurements valued on a recurring basis as of June 30, 2010:

	Level 1	Level 2	Level 3	Total

Municipal bonds	$1,683	$—	$—	$1,683
Total	$1,683	$—	$—	$1,683

The following table represents the fair values of the Company’s financial liabilities as of December 31, 2009:

	Level 1	Level 2	Level 3	Total

Interest rate swaps	$—	$253	$—	$253
Total	$—	$253	$—	$253

Assets measured at fair value on a nonrecurring basis

The Company reviews its goodwill balances for impairment on at least an annual basis based on the carrying value of these assets as of October 31 or whenever events or changes in circumstances indicate that its carrying value may not be recoverable. During the second quarter of 2010, the Company identified a triggering event associated with a continued deterioration in financial performance within its Technical and Engineering Services segment. This triggering event required a subsequent revision in the Company’s projections of future operating results and cash flows for this segment in light of the continued economic weakness in the wind energy industry. The Company’s analysis indicated that the projected fair value of the Technical and Engineering Services segment assets did not exceed the carrying value of these net assets. The method in determining the fair value was based upon the Company’s estimate of the projected future discounted cash flows of its reporting unit. As a result, the Company recorded a goodwill impairment charge of $4,561 during the second quarter of 2010 to properly reflect the carrying value of these assets.

The fair value measurement approach utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of our future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and other subjective assumptions.

The following table presents the fair value measurements of the Company’s nonrecurring assets as of June 30, 2010:

	Fair Value Measurments Using
Description	Six Months Ended 6/30/10	Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Charge
Goodwill	$—	$—	$—	$—	$4,561

NOTE 9 — TOTAL COMPREHENSIVE LOSS

The components of total comprehensive loss are net loss and the change in cumulative currency translation adjustments.  The following table sets forth the components of total comprehensive loss for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss	$(14,181)	$(5,426)	$(28,305)	$(12,576)
Other comprehensive loss:
Foreign currency translation adjustments	(2)	—	(2)	—

Total comprehensive loss	$(14,183)	$(5,426)	$(28,307)	$(12,576)

In May 2010, the Company opened a sales office in Hamburg, Germany. The Euro is the functional currency in Germany.  All related expenses have been translated into U.S. dollars using an average exchange rate for the period. The assets and liabilities for this location have been translated into U.S. dollars using the spot rate at the end of the period with a currency translation loss of $2 included in accumulated other comprehensive loss for the period.

NOTE 10 — STOCKHOLDERS’ EQUITY

On January 21, 2010, the Company completed a public offering of its common stock, par value $0.001 per share, at an offering price of $5.75 per share. In the offering, the Company sold 10,000,000 newly issued shares of its common stock for approximately $54,625 in proceeds after deducting underwriting discounts, but before deducting other offering related costs. In connection with the offering, the Company incurred $1,284 in costs associated with professional and other offering related expenses, which have been netted against the proceeds received in additional paid-in capital in the Company’s condensed consolidated balance sheets as of June 30, 2010.

On March 26, 2010, the Company issued 32,761 shares of its common stock for an aggregate fair value of $172 in connection with matching contributions made under its defined contribution 401(k) safe harbor plan.

On June 29, 2010, the Company issued 72,218 shares of its common stock for an aggregate fair value of $169 in connection with matching contributions made under its defined contribution 401(k) safe harbor plan.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2010 and December 31, 2009, the Company had accrued interest or penalties related to uncertain tax positions totaling $16 and $10, respectively.

The Company files income tax returns in U.S. federal and state jurisdictions. As of June 30, 2010, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. No changes in settled tax years have occurred through June 30, 2010. The Company does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next 12 months.

The following table presents the income tax (benefit) provision for the three and six months ended June 30, 2010 and 2009 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss before (benefit) provision for income taxes	$(14,253)	$(5,263)	$(28,256)	$(12,849)
(Benefit) provision for income taxes	(72)	163	49	(273)
Net loss	$(14,181)	$(5,426)	$(28,305)	$(12,576)

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of June 30, 2010, the Company had a net deferred income tax liability of $420 primarily related to temporary differences in indefinite-lived assets. These indefinite-lived assets consist of tax deductible goodwill from business acquisitions completed during 2007 and 2008. During the three months ended June 30, 2010, the Company recorded a benefit for income taxes of $72, compared to a provision for income taxes of $163 during the three months ended June 30, 2009. The decrease in income taxes during the three months ended June 30, 2010 was primarily attributable to the increase in the estimated full year projected net loss for the current year. During the six months ended June 30, 2010, the Company recorded a provision for income taxes of $49, compared to a benefit for income taxes of $273 during the six months ended June 30, 2009. The increase in income taxes during the six months ended June 30, 2010 related to a benefit recorded during the prior year associated with a reduction in state income taxes and deferred state income tax liabilities as a result of a favorable change in the state of Wisconsin’s method of calculating state income taxes.

NOTE 12 — SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plan

The Company grants incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2007 Equity Incentive Plan (the “EIP”), which was approved by the Company’s Board of Directors in October 2007 and by the Company’s stockholders in June 2008. The EIP was subsequently amended in August 2008 by the Company’s Board of Directors to include certain non-material amendments to clarify the terms and conditions of restricted stock awards and to provide that the administrator of the EIP has the authority to authorize future amendments to the EIP. The EIP was further amended by the Company’s stockholders in June 2009 to increase the number of shares of common stock authorized for issuance under the EIP. As amended, the EIP reserves

5,500,000 shares of common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of June 30, 2010, the Company had reserved 1,322,110 shares for the exercise of stock options outstanding, 372,026 shares for restricted stock unit awards outstanding and 3,474,161 additional shares for future stock awards under the EIP. As of June 30, 2010, 331,703 shares of common stock reserved for stock options and restricted stock unit awards under the EIP have been issued in the form of common stock.

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

Restricted Stock Units.   The granting of restricted stock units is provided for under the EIP. Restricted stock units generally vest on the anniversary of the grant date, with vesting terms that range from immediate vesting to five years from the date of grant. The fair value of each unit granted is equal to the closing price of the Company’s common stock on the date of grant and is expensed ratably over the vesting term of the restricted stock award. If a plan participant’s employment is terminated during the vesting period, he or she forfeits the right to any unvested portion of the restricted stock units.

The following table summarizes stock option activity during the six months ended June 30, 2010 under the EIP as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2009	1,402,163	$11.08
Granted	244,828	$5.34
Exercised	—	$—
Forfeited	(257,421)	$11.90
Expired	(67,460)	$15.67
Outstanding as of June 30, 2010	1,322,110	$9.62

Exercisable as of June 30, 2010	383,287	$10.03

The following table summarizes restricted stock unit activity during the six months ended June 30, 2010 under the EIP as follows:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2009	279,151	$8.76
Granted	280,741	$4.42
Vested	(113,735)	$4.69
Forfeited	(74,131)	$7.75
Outstanding as of June 30, 2010	372,026	$6.93

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the six months ended June 30, 2010 and

2009, and assumptions used to value stock options, are as follows:

	Six Months Ended June 30,
	2010	2009
Dividend yield	—	—
Risk-free interest rate	3.1%	2.6%
Weighted average volatility	85.0%	85.0%
Expected life (in years)	6.5	6.5
Weighted average grant date fair value per share of options granted	$3.96	$5.31

Dividend yield is zero as the Company currently does not pay a dividend.

Risk-free rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the award.

During the six months ended June 30, 2010 and 2009, the Company utilized a standard volatility assumption of 85% for estimating the fair value of stock options awarded based on comparable volatility averages for the energy related sector.

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

During the six months ended June 30, 2010 and 2009, the Company utilized a forfeiture rate of 25% and 10%, respectively, for estimating the forfeitures of stock options granted. During the second quarter of 2010, the Company revised its forfeiture rate to 25% based upon the Company’s historical forfeiture rates. The revision to the Company’s forfeiture was applied to stock options and restricted stock units outstanding as of June 30, 2010.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months June 30, 2010 and 2009, as follows:

	Six Months Ended June 30,
	2010	2009
Share-based compensation expense:
Selling, general and administrative	$1,069	$1,365
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$1,069	$1,365

Reduction in earnings per share:
Basic and diluted earnings per share (2)	$0.01	$0.01

(1) Income tax benefit is not illustrated because the Company is currently operating at a loss and an actual income tax benefit was not realized for the six months ended June 30, 2010 and 2009. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

(2) Diluted earnings per share for the six months ended June 30, 2010 and 2009 does not include common stock equivalents due to their anti-dilutive nature as a result of the Company’s net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

As of June 30, 2010, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and restricted stock units, in the amount of approximately $5,268 will be recognized through the year 2014. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 14 — SEGMENT REPORTING

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

The Company’s segments and their product and service offerings are summarized below:

Towers

The Company manufactures wind towers, specifically the larger and heavier wind towers that are designed for 2 MW and larger wind turbines. The Company’s production facilities are strategically located in close proximity to the primary U.S. wind resource regions, sited in Wisconsin and Texas, including a recently constructed third wind tower manufacturing facility in Brandon, South Dakota, which will become operational as business warrants and pending the installation of certain additional equipment. The Company also manufactures other specialty weldments and structures for industrial customers.

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

Corporate and Other

“Corporate and Other” is comprised of selling, general and administrative expenses for the Company’s corporate office and European sales office and adjustments to reconcile segment results to consolidated results, which primarily include intercompany eliminations.

Summary financial information by reportable segment for the three and six months ended June 30, 2010 and 2009 was as follows:

	Revenues		Operating (Loss) Profit
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
Segments:

Towers	$16,514	$22,364	$(595)	$(690)
Gearing	14,277	17,528	(2,822)	(5,035)
Technical and Engineering Services	2,893	7,901	(6,474)	575
Logistics	3,059	4,585	(1,301)	(432)
Corporate and Other (1)	(114)	(65)	(2,306)	(4,698)
	$36,629	$52,313	$(13,498)	$(10,280)

	Depreciation and Amortization		Capital Expenditures
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
Segments:

Towers	$844	$921	$596	$1,463
Gearing	2,477	4,277	132	459
Technical and Engineering Services	836	794	590	78
Logistics	649	827	25	206
Corporate and Other (1)	42	7	13	115
	$4,848	$6,826	$1,356	$2,321

	Revenues		Operating (Loss) Profit
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Segments:

Towers	$28,560	$42,468	$(1,873)	$(757)
Gearing	21,993	40,559	(7,949)	(8,901)
Technical and Engineering Services	4,915	15,311	(8,924)	598
Logistics	3,519	7,403	(3,008)	(1,383)
Corporate and Other (1)	(188)	(366)	(5,517)	(6,974)
	$58,799	$105,375	$(27,271)	$(17,417)

	Depreciation and Amortization		Capital Expenditures
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Segments:

Towers	$1,698	$1,669	$1,848	$8,388
Gearing (2)	4,925	8,522	1,238	(175)
Technical and Engineering Services	1,653	1,535	818	160
Logistics	1,323	1,666	31	574
Corporate and Other (1)	83	41	17	117
	$9,682	$13,433	$3,952	$9,064

	Total Assets as of
	June 30,	December 31,
	2010	2009
Segments:

Towers	$81,900	$80,146
Gearing	86,334	92,665
Technical and Engineering Services	28,967	36,417
Logistics	21,327	21,259
Corporate and Other (3)	8,582	(451)
	$227,110	$230,036

(1) “Corporate and Other” includes selling, general and administrative expenses of the Company’s corporate office and European sales office in addition to intercompany eliminations.

(2) Gearing segment capital expenditures during the six months ended June 30, 2009 reflects cash amounts received in connection with the return of certain capital equipment expenditures made during 2008.

(3) “Corporate and Other” includes assets of the Company’s corporate office and European sales office in addition to intercompany eliminations.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

During 2010, the Company issued purchase orders in connection with equipment purchases for the Company’s MW gearbox refurbishment center. As of June 30, 2010, total outstanding purchase orders totaled approximately $3,159.

During 2009 and 2010, the Company issued purchase orders in connection with equipment purchases for the Company’s wind tower manufacturing facility located in Brandon, South Dakota. As of June 30, 2010, outstanding purchase orders totaled approximately $1,269.

During 2008, the Company issued purchase orders to two equipment manufacturers in connection with equipment purchases totaling $4,888. Under the terms of the purchase orders, the Company was required to make deposits totaling $1,324. During the second quarter of 2010, the Company informed one of the manufacturers of the Company’s election to cancel one of the equipment purchase orders, which resulted in the forfeiture of a non-refundable deposit in the amount of $650. As of June 30, 2010, outstanding purchase orders totaled $1,600.

Legal Proceedings

From time to time, the Company is subject to legal proceedings or claims arising from its normal course of operations. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of June 30, 2010, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company’s financial condition or results of operations, although no assurance can be given with respect to the ultimate outcome of pending actions.

Customer Disputes

From time to time, the Company may be involved in disputes with its customers regarding matters such as warranty liability, pricing and contract performance. During the third quarter of 2009, the Company became involved in a contract dispute with a customer, pursuant to which it reserved a total of $1,900 related to the settlement of this matter. The Company and the customer are currently in negotiations to resolve this dispute. During the second quarter of 2010, the Company wrote off $2,100 in accounts receivable balances which were previously reserved for and which are related to this dispute.

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

Warranty Liability

The Company provides warranty terms that range from two to seven years for various products relating to workmanship and materials supplied by the Company. From time to time, customers may submit warranty claims against the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of June 30, 2010 and December 31, 2009, estimated product warranty liability was $659 and $918, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability as of and for the six months ended June 30, 2010 and 2009 were as follows:

	As of
	June 30,
	2010	2009

Balance, beginning of period	$918	$890
Warranty expense	250	952
Warranty claims	(509)	(577)
Balance, end of period	$659	$1,265

Sale-Leaseback Transactions

During 2009, the Company entered into sale-leaseback agreements whereby certain owned equipment was sold to a third party financing company in exchange for cash and subsequently entered into an equipment lease agreement with the purchaser. The primary purpose of these arrangements was to provide additional liquidity to meet working capital requirements. Depending on the terms of the lease agreement, the lease may be classified as an operating or capital lease. In addition, the sale of the assets may result in a gain or loss, which must be amortized to other income or loss in the Company’s statement of operations over the life of the operating lease. As of June 30, 2010, the minimum monthly payments due under these lease agreements totaled $98.

Other

As of June 30, 2010, approximately 26% of the Company’s employees were covered by two collective bargaining agreements with local unions in Cicero, Illinois and Neville Island, Pennsylvania. Collective bargaining agreements with the Company’s Cicero and Neville Island unions were ratified by the local unions in the fourth quarter of 2009 and the first quarter of 2010, respectively, and are scheduled to remain in effect through October 2012 and February 2014, respectively.

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

(Dollars are presented in thousands except share data or unless otherwise stated)

OUR BUSINESS

Second Quarter Overview

During the second quarter of 2010, the Company continued to be affected by the ongoing economic slowdown in the wind energy industry. Although our financial results for the second quarter were consistent with our expectations and represented a gradual improvement in our results relative to the prior quarter of this year, capital investment in new wind farm development projects continued to trend downward in comparison to prior years. According to a report published by the American Wind Energy Association (“AWEA”) for the first half of 2010, there was a decline of approximately 71% in new wind farm installation projects completed compared to the prior year. Although we anticipate that our revenues and operating profits will improve during the second half of the year based upon an increase in our quoting activity, the relatively high number of wind farm installation projects currently underway and fulfillment of our backlog, we cannot provide reasonable assurance that improved market conditions within the wind energy industry will occur or that we will be able to capitalize on these opportunities.

On a consolidated basis, revenues for the three months ended June 30, 2010 decreased 30% compared to revenues during the comparable period in the prior year. The reduction in revenues was attributable to fewer blade service, maintenance and transportation contracts as compared to the prior year, a 25% reduction in wind tower production, lower average selling price of wind turbine towers as a result of commodity prices, a continuation in the delay and curtailment of gearing production orders and a reduction in non-wind gearing related revenues. These factors continued to create production and volume inefficiencies within our operations, which negatively affected our gross margins and operating profits.

Due to the continued economic slowdown in the wind energy industry, which has negatively affected our financial results in comparison to our original projections, we evaluated the recoverability of certain identifiable intangible assets and evaluated our goodwill balances using a fair-value based test. Based upon our assessment, we determined that there was no impairment related to our intangible assets, but goodwill associated with our Technical and Engineering Services segment was impaired as a result of a subsequent revision in our projections of future operating results and cash flows for this segment. Accordingly, we recorded a goodwill impairment charge of $4,561 during the second quarter of 2010 to properly reflect the carrying value of these assets. While we anticipate a gradual recovery of economic conditions within the wind energy industry during the second half of 2010, a continued or prolonged economic slowdown in the wind energy industry or other unfavorable market factors could result in further revisions to our expectations with respect to future financial results and cash flows. These factors may require management to reassess its estimates of the fair value of our reportable segments and could result in further review of our goodwill and intangible assets, which could indicate additional impairment to the carrying value of our assets.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

	Three Months Ended June 30,				2010 vs. 2009
	2010	% of Total Revenue	2009	% of Total Revenue	$ Change	% Change

Revenues	$36,629	100.0%	$52,313	100.0%	$(15,684)	-30.0%
Cost of sales	37,025	101.1%	49,162	94.0%	(12,137)	-24.7%

Gross (loss) profit	(396)	-1.1%	3,151	6.0%	(3,547)	-112.6%

Operating expenses
Selling, general and administrative expenses	7,467	20.4%	10,525	20.1%	(3,058)	-29.1%
Goodwill impairment	4,561	12.5%	—	0.0%	4,561	100.0%
Intangible amortization	1,074	2.9%	2,906	5.6%	(1,832)	-63.0%
Total operating expenses	13,102	35.8%	13,431	25.7%	(329)	-2.4%

Operating loss	(13,498)	-36.9%	(10,280)	-19.7%	(3,218)	31.3%

Other income (expense)
Interest expense, net	(361)	-1.0%	(557)	-1.0%	196	-35.2%
Other, net	(394)	-1.1%	5,574	10.6%	(5,968)	-107.1%
Other (expense) income, net	(755)	-2.1%	5,017	9.6%	(5,772)	-115.0%

Net loss before (benefit) provision for income taxes	(14,253)	-39.0%	(5,263)	-10.1%	(8,990)	170.8%
(Benefit) provision for income taxes	(72)	-0.2%	163	0.3%	(235)	144.2%
Net loss	$(14,181)	-38.8%	$(5,426)	-10.4%	$(8,755)	161.4%

Consolidated

Revenues decreased $15,684 or 30%, from $52,313 during the three months ended June 30, 2009, to $36,629 during the three months ended June 30, 2010. The decrease in revenues was primarily attributable to a decline in wind farm installation projects during the current quarter, which resulted in fewer technical and service technicians deployed as well as a reduction in wind towers manufactured and gearing sets shipped. Additionally, the reduction in revenues was the result of a lower average selling price of wind towers manufactured due to lower steel prices and due to a general decline in non-wind gearing related revenues.

Gross profit decreased $3,547, from $3,151 during the three months ended June 30, 2009, to a gross loss of $396 during the three months ended June 30, 2010. The decrease in gross profit was primarily attributable to the overall reduction in revenues, which created production and volume inefficiencies. The reduction in wind tower and gearing orders led to the under absorption of overhead costs, and the reduction in maintenance and repair services and transportation contracts negatively affected our utilization. As a result, our gross margin declined from 6.0% during the three months ended June 30, 2009, to (1.1%) during the three months ended June 30, 2010.

Selling, general and administrative expenses decreased from $10,525 during the three months ended June 30, 2009, to $7,467 during the three months ended June 30, 2010. The decrease was primarily attributable to the realization of cost savings associated with cost reduction initiatives to mitigate the effects of the overall decline in production volumes. Additionally, lower professional and audit related fees associated with certain regulatory reporting requirements and other compliance activities contributed to the reduction in selling, general and administrative expenses in the current period.

During the three months ended June 30, 2010, we recorded a goodwill impairment charge of $4,561 associated with our Technical and Engineering Services segment. During the second quarter, we identified a triggering event due to the continued deterioration in financial performance of this segment, which required us to reassess our projections of future operating results and cash flows and test these assets for impairment. Accordingly, our analysis indicated that the projected fair value of the Technical and Engineering Services segment assets did not exceed the carrying value of these net assets. As a result, the Company recorded a goodwill impairment charge of $4,561 during the second quarter.

Intangible amortization expense decreased from $2,906 during the three months ended June 30, 2009, to $1,074 during the three months ended June 30, 2010. The decrease in amortization expense was due to an intangible asset impairment charge taken during the fourth quarter of 2009, which reduced amortization expense by approximately 63% and will continue to provide a favorable reduction to amortization expense on a prospective basis.

Total other income, net, decreased from $5,017 during the three months ended June 30, 2009, to other expense, net, of $755 during the three months ended June 30, 2010. The decrease was primarily attributable to the recognition of $5,082 in income during the prior year related to an escrow settlement agreement with the former owners of Brad Foote. The decrease in other income was partially offset by a favorable reduction in interest expense associated with the repayment of outstanding debt under our Bank of America and Investors Community Bank debt agreements in January 2010.

During the three months ended June 30, 2009, we reported a provision for income taxes of $163, compared to a benefit for income taxes of $72 during the three months ended June 30, 2010. The reduction in income taxes was primarily attributable to a revision in our income tax provision based upon an increase in the estimated full year net operating losses.

Net loss increased from $5,426 during the three months ended June 30, 2009, to $14,181 during the three months ended June 30, 2010, primarily as a result of the factors described above.

Towers Segment

The following table summarizes the Towers segment operating results for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
	2010	2009

Revenues	$16,514	$22,364
Operating loss	(595)	(690)
Operating margin	-3.6%	-3.1%

Towers segment revenues decreased $5,850, from $22,364 during the three months ended June 30, 2009, to $16,514 during the three months ended June 30, 2010.  The reduction in revenues was attributable to an approximate decline of 31% in the average selling price of wind towers manufactured and due to a 25% decline in production volume of wind turbine towers manufactured. The decline in the average selling price was primarily attributable to lower steel prices, which are included in the selling price of wind towers manufactured under the majority of our customer agreements.

Towers segment operating loss decreased $95, from $690 during the three months ended June 30, 2009, to $595 during the three months ended June 30, 2010. The decrease in operating loss was attributable to the absence of start-up costs incurred at our wind tower manufacturing facility in Abilene, Texas during the prior year in addition to operating efficiency improvements at our wind tower manufacturing facility in Manitowoc, Wisconsin. Operating margin decreased from (3.1%) during the three months ended June 30, 2009, to (3.6%) during the three months ended June 30, 2010.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
	2010	2009

Revenues	$14,277	$17,528
Operating loss	(2,822)	(5,035)
Operating margin	-19.8%	-28.7%

Gearing segment revenues decreased $3,251, from $17,528 during the three months ended June 30, 2009, to $14,277 during the three months ended June 30, 2010.  The decrease in revenues was attributable to an approximate reduction of 16% and 24% in our wind gearing and industrial sales, respectively. Lower wind gearing revenues continued to reflect reduced customer demand and the delay in production fulfillment of our backlog orders. The decrease in industrial revenues reflected a softening in demand from our industrial customers in the oil and mining industries.

Gearing segment operating loss decreased $2,213, from $5,035 during the three months ended June 30, 2009, to $2,822 during the three months ended June 30, 2010. The decrease in operating loss was primarily due to a reduction in intangible amortization expense as a result of an impairment charge recorded during the fourth quarter of 2009, which subsequently reduced our amortization expense on a prospective basis, and improvements in costs associated with reduced product scrap and other manufacturing process efficiencies. As a result of the factors described above, operating margin improved from (28.7%) during the three months ended June 30, 2009, to (19.8%) during the three months ended June 30, 2010.

Technical and Engineering Services Segment

The following table summarizes the Technical and Engineering Services segment operating results for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
	2010	2009

Revenues	$2,893	$7,901
Operating (loss) income	(6,474)	575
Operating margin	-223.8%	7.3%

Technical and Engineering Services segment revenues decreased $5,008, from $7,901 during the three months ended June 30, 2009, to $2,893 during the three months ended June 30, 2010.  The decrease in revenues was primarily attributable to reductions of approximately 79% and 11% in technical and engineering service revenues, respectively. The reduction in technical service revenues related to a decline in the number of maintenance and service technicians deployed as several of our key customers have chosen to reduce outsourcing of their maintenance activities. The reduction in engineering service revenues was primarily due to the absence of a large blade refurbishment contract as compared to the prior year.

Technical and Engineering Services segment operating income decreased $7,049, from $575 during the three months ended June 30, 2009, to an operating loss of $6,474 during the three months ended June 30, 2010. The operating loss incurred during the second quarter was primarily attributable to a goodwill impairment charge of $4,561 recorded during the current quarter and a reduction in maintenance and service technicians deployed. As a result, operating margin decreased from 7.3% during the three months ended June 30, 2009, to (223.8%) during the three months ended June 30, 2010.

Logistics Segment

The following table summarizes the Logistics segment operating results for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
	2010	2009

Revenues	$3,059	$4,585
Operating loss	(1,301)	(432)
Operating margin	-42.5%	-9.4%

Logistics segment revenues decreased $1,526, from $4,585 during the three months ended June 30, 2009, to $3,059 during the three months ended June 30, 2010.  The decrease in revenues was attributable to a reduction of approximately 30% in transportation hauls due to fewer large wind farm transportation contracts as compared to the prior year.

Logistics segment operating loss increased $869, from $432 during the three months ended June 30, 2009, to $1,301 during the three months ended June 30, 2010. The increase in operating loss was largely attributable to a lower volume of activity, partially offset by expense curtailments and employee furloughs as a result of reduced demand.  As a result of the factors described above, operating margin decreased from (9.4%) during the three months ended June 30, 2009, to (42.5%) during the three months ended June 30, 2010.

Corporate and Other

Corporate and Other expense decreased $2,392, from $4,698 during the three months ended June 30, 2009, to $2,306 during the three months ended June 30, 2010. The reduction in expense was attributable to lower professional fees as a result of insourcing certain corporate and administrative functions in addition to a significant reduction in professional and audit related fees related to the completion of certain compliance and public reporting activities in the prior year. Professional fees were higher in the prior year as a result of expenses associated with the filing of our registration statement with the Securities and Exchange Commission (“SEC”), professional and due diligence expenses related to a potential acquisition that the Company did not complete and the finalization of audits in connection with acquisitions completed in prior years.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

	Six Months Ended June 30,				2010 vs. 2009
	2010	% of Total Revenue	2009	% of Total Revenue	$ Change	% Change

Revenues	$58,799	100.0%	$105,375	100.0%	$(46,576)	-44.2%
Cost of sales	63,679	108.3%	97,539	92.6%	(33,860)	-34.7%

Gross (loss) profit	(4,880)	-8.3%	7,836	7.4%	(12,716)	-162.3%

Operating expenses
Selling, general and administrative expenses	15,681	26.6%	19,441	18.4%	(3,760)	-19.3%
Goodwill impairment	4,561	7.8%	—	0.0%	4,561	100.0%
Intangible amortization	2,149	3.7%	5,812	5.5%	(3,663)	-63.0%
Total operating expenses	22,391	38.1%	25,253	23.9%	(2,862)	-11.3%

Operating loss	(27,271)	-46.4%	(17,417)	-16.5%	(9,854)	56.6%

Other income (expense)
Interest expense, net	(723)	-1.2%	(1,099)	-1.0%	376	-34.2%
Other, net	(262)	-0.4%	5,667	5.3%	(5,929)	-104.6%
Other (expense) income, net	(985)	-1.6%	4,568	4.3%	(5,553)	-121.6%

Net loss before provision (benefit) for income taxes	(28,256)	-48.0%	(12,849)	-12.2%	(15,407)	119.9%
Provision (benefit) for income taxes	49	0.1%	(273)	-0.3%	322	117.9%
Net loss	$(28,305)	-48.1%	$(12,576)	-11.9%	$(15,729)	125.1%

Consolidated

Revenues decreased $46,576 or 44%, from $105,375 during the six months ended June 30, 2009, to $58,799 during the six months ended June 30, 2010. The decrease in revenues reflected the low level of new wind farms commissioned during the first half of this year. According to AWEA, there was a decline of approximately 71% in MW’s commissioned during the first half of 2010 in comparison to the comparable period of 2009. Despite improvements in our results compared to the prior quarter of this year, purchases of wind turbine towers and gearing sets by our customers were fewer in number relative to prior year totals.

Gross profit decreased $12,716, from $7,836 during the six months ended June 30, 2009, to a gross loss of $4,880 during the six months ended June 30, 2010. The decrease in gross profit was primarily attributable to the overall reduction in revenues, wind tower customer mix and deployment of maintenance and service technicians. These factors negatively affected our overhead cost structures within our service businesses and resulted in the under absorption of overhead costs within our manufacturing businesses. As a result, our gross margin declined from 7.4% during the six months ended June 30, 2009, to (8.3%) during the six months ended June 30, 2010.

Selling, general and administrative expenses decreased from $19,441 during the six months ended June 30, 2009, to $15,681 during the six months ended June 30, 2010. The decrease was primarily attributable to cost reduction initiatives implemented during 2009 to mitigate the effects of the overall decline in production volumes, the absence of one-time start-up costs related to the commencement of operations at our Abilene, Texas wind tower manufacturing facility in the prior year and lower professional fees associated with the completion of certain regulatory and compliance activities in the prior year.

During the six months ended June 30, 2010, we recorded a goodwill impairment charge of $4,561 associated with our Technical and Engineering Services segment. The impairment charge was attributable to a continued deterioration in financial performance of this segment during the first half of this year, which required us to reassess our projections of future operating results and cash flows. These revised projections indicated that the projected fair value of this segment did not exceed the carrying value of these net assets. As a result, the Company recorded a goodwill impairment charge of $4,561 during the second quarter of 2010.

Intangible amortization expense decreased from $5,812 during the six months ended June 30, 2009, to $2,149 during the six months ended June 30, 2010. The decrease in amortization expense was due to a reduction in amortization expense associated with an intangible impairment charge taken during the fourth quarter of 2009, which subsequently reduced our intangible amortization expense by approximately 63% on a prospective basis.

Total other income, net, decreased from $4,568 during the six months ended June 30, 2009, to other expense, net, of $985 during the six months ended June 30, 2010. The decrease was primarily attributable to the recognition of $5,082 in income in the prior year related to an escrow settlement agreement with the former owners of Brad Foote, which was partially offset by a reduction in interest expense resulting from the repayment of outstanding debt under our Bank of America and Investors Community Bank debt agreements in January 2010.

During the six months ended June 30, 2009, we reported a benefit for income taxes of $273, compared to a provision for income taxes of $49 during the six months ended June 30, 2010. The increase in income taxes was attributable to a favorable tax benefit recorded in the prior year related to a change in the State of Wisconsin’s method of calculating state income tax on a prospective basis.

Net loss increased from $12,576 during the six months ended June 30, 2009, to $28,305 during the six months ended June 30, 2010, primarily as a result of the factors described above.

Towers Segment

The following table summarizes the Towers segment operating results for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010	2009

Revenues	$28,560	$42,468
Operating loss	(1,873)	(757)
Operating margin	-6.6%	-1.8%

Towers segment revenues decreased $13,908, from $42,468 during the six months ended June 30, 2009, to $28,560 during the six months ended June 30, 2010.  The decrease in revenues was attributable to a decline of approximately 28% in the average selling price of wind towers manufactured and a 21% decline in production volume of wind towers manufactured. The decline in the average selling price was primarily attributable to lower steel prices, which are included in the selling price of wind towers manufactured under the majority of our customer agreements. Additionally, specialty weldment revenues decreased by $1,981 compared to the prior year.

Towers segment operating loss increased $1,116, from $757 during the six months ended June 30, 2009, to $1,873 during the six months ended June 30, 2010. The increase in operating loss was attributable to the under absorption of overhead costs as a result of lower production volumes of wind towers, particularly during the first quarter of 2010, which was partially offset by the absence of start-up costs incurred at our wind tower manufacturing facility in Abilene, Texas in the prior year. As a result of the factors described above, operating margin decreased from (1.8%) during the six months ended June 30, 2009, to (6.6%) during the six months ended June 30, 2010.

Gearing Segment

The following table summarizes the Gearing segment operating results for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010	2009

Revenues	$21,993	$40,559
Operating loss	(7,949)	(8,901)
Operating margin	-36.1%	-21.9%

Gearing segment revenues decreased $18,566, from $40,559 during the six months ended June 30, 2009, to $21,993 during the six months ended June 30, 2010.  The decrease in revenues was attributable to an approximate reduction of 43% and 49% in our wind gearing and industrial sales, respectively. Lower wind gearing revenues reflected reduced demand and a delay in fulfilling our backlog from our key wind gearing customers. The decrease in industrial gearing revenues represented an overall decline in production orders from several of our key customers as compared to the prior year.

Gearing segment operating loss decreased $952, from $8,901 during the six months ended June 30, 2009, to $7,949 during the six months ended June 30, 2010. The decrease in operating loss was due to a reduction in intangible amortization expense as a result of an impairment charge recorded during the fourth quarter of 2009, operational improvements associated with the reduction of product scrap and product warranty rework and lower professional fees related to the absence of debt covenant amendments. As a result of the factors described above, operating margin decreased from (21.9%) during the six months ended June 30, 2009, to (36.1%) during the six months ended June 30, 2010.

Technical and Engineering Services Segment

The following table summarizes the Technical and Engineering Services segment operating results for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010	2009

Revenues	$4,915	$15,311
Operating (loss) income	(8,924)	598
Operating margin	-181.6%	3.9%

Technical and Engineering Services segment revenues decreased $10,396, from $15,311 during the six months ended June 30, 2009, to $4,915 during the six months ended June 30, 2010.  The decrease in revenues was primarily attributable to declines of approximately 73% and 59% in technical and engineering service revenues, respectively. The decrease in technical service revenues related to a decline in the number of maintenance and service technicians deployed due to the absence of large service contract as compared to the prior year and as a result of the decision by several of our key customers to reduce outsourcing of their maintenance activities. The decrease in engineering service revenues was primarily due to lower blade refurbishment activity compared to the prior year.

Technical and Engineering Services segment operating income decreased $9,522, from $598 during the six months ended June 30, 2009, to an operating loss of $8,924 during the six months ended June 30, 2010. The operating loss incurred during the six months ended June 30, 2010 was primarily attributable to the goodwill impairment charge of $4,561 recorded during the second quarter of this year and as a result of a reduction in our service technicians deployed due to a decline in wind installation and maintenance projects, competitive pricing associated with fewer service contract opportunities and the current preference of customers to insource their maintenance activities. As a result of the factors described above, operating margin decreased from 3.9% during the six months ended June 30, 2009, to (181.6%) during the six months ended June 30, 2010.

Logistics Segment

The following table summarizes the Logistics segment operating results for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010	2009

Revenues	$3,519	$7,403
Operating loss	(3,008)	(1,383)
Operating margin	-85.5%	-18.7%

Logistics segment revenues decreased $3,884, from $7,403 during the six months ended June 30, 2009, to $3,519 during the six months ended June 30, 2010.  The decrease in revenues was primarily attributable to a decline of approximately 45% in transportation hauls as a result of fewer large wind farm installation projects in the current year and due to competitive pricing pressure, which reduced average revenue per haul by approximately 7%.

Logistics segment operating loss increased $1,625, from $1,383 during the six months ended June 30, 2009, to $3,008 during the six months ended June 30, 2010. The increase in operating loss was attributable to a decline in contracts awarded during the current period, which was partially offset by cost reduction initiatives as a result of reduced demand. As a result of the factors described above, operating margin decreased from (18.7%) during the six months ended June 30, 2009, to (85.5%) during the six months ended June 30, 2010.

Corporate and Other

Corporate and Other expense decreased $1,457, from $6,974 during the six months ended June 30, 2009, to $5,517 during the six months ended June 30, 2010. The decrease in expense was primarily related to higher professional fees in the prior year in connection with certain regulatory reporting and compliance activities. Professional fees were higher in the prior year as a result of the filing of our registration statement with the SEC during the second quarter of 2009, professional fees and due diligence expenses associated with a potential acquisition that the Company did not complete and the finalization of audits in connection with acquisitions completed in prior years. The reduction in expenses during the current period was partially offset by an increase in salaries and benefits expense related to an increase in employee headcount, as certain key functions were in-sourced to reduce costs.

SELECTED FINANCIAL DATA

The following non-GAAP financial measure presented below relates to earnings before interest, taxes, depreciation, amortization and share-based payments (“Adjusted EBITDA”) and is presented for illustrative purposes as an accompaniment to our unaudited financial results of operations for the three and six months ended June 30, 2010 and 2009. Adjusted EBITDA should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under GAAP. We believe that Adjusted EBITDA is particularly meaningful due principally to the role acquisitions have played in the development of the Company. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, which was primarily attributable to a significant portion of the purchase price of our acquired businesses being allocated to depreciable fixed assets and definite-lived intangible assets. The following Adjusted EBITDA calculation is derived from our unaudited condensed consolidated financial results for the three and six months ended June 30, 2010 and 2009, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net loss	$(14,181)	$(5,426)	$(28,305)	$(12,576)
(Benefit) provision for income taxes	(72)	163	49	(273)
Interest expense, net	361	557	723	1,099
Goodwill impairment	4,561	—	4,561	—
Depreciation and amortization	4,848	6,826	9,682	13,433
Share-based compensation	476	443	1,069	1,365
Adjusted EBITDA	$(4,007)	$2,563	$(12,221)	$3,048

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

Warranty Liability

We provide a warranty, with terms up to seven years, for various products and services relating to workmanship and materials supplied by us. From time to time, customers may submit warranty claims to us. In certain contracts, we have recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of June 30, 2010 and December 31, 2009, our estimated product warranty liability was $659 and $918, respectively, and is recorded within accrued liabilities in our consolidated balance sheets.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820).  ASU 2010-06 provides additional disclosure requirements related to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Disclosure requirements applicable to Level 3 transactions are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years, with early adoption permitted.  The portion of ASU 2010-06 that was effective beginning after December 15, 2009 did not have a material effect on our financial position, results of operations or cash flows. Additionally, we do not anticipate that the disclosure requirements applicable to Level 3 transactions that are effective for fiscal years beginning after December 15, 2010 will have a material effect on our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605). ASU 2009-13 provides additional guidance related to the accounting for multiple-deliverable arrangements to account for products or services (deliverables) separately rather than as a combined unit and eliminates the residual method of allocation.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not anticipate that the provisions of ASU 2009-13 will have a material effect on our financial position, results of operations or cash flows.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2010, cash and cash equivalents totaled $11,579 and short-term investments totaled $1,683. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, debt and lease commitments through at least the next 12 months primarily with our current cash on hand, receipts of deposits from customers to fund steel purchases and cash generated by operations. Additionally, we are in the process of finalizing negotiations to obtain a senior credit facility. The addition of this credit facility will further enhance our liquidity and financial resources.

Our ability to make scheduled payments on our debt and other financial obligations will depend on our future financial and operating performance. However, if sales and subsequent collections from several of our large customers, as well as revenues generated from new customer orders, are not materially consistent with management’s expectations, we may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to us. Furthermore, if we are unable to obtain additional capital, we will likely be required to delay, reduce the scope of or eliminate our plans for expansion and growth, and this could affect our overall operations. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require financial covenants or other restrictions on us.

While we believe that we will continue to have sufficient cash flows to operate our businesses, there can be no assurances that our operations will generate sufficient cash or that credit facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Sources and Uses of Cash

Operating Cash Flows

During the six months ended June 30, 2010, net cash used in operating activities totaled $22,174 compared to net cash provided by operating activities of $122 during the six months ended June 30, 2009. The decrease in net cash provided by operating activities was primarily attributable to increased operating losses in the current year, a reduction in collections on accounts receivable balances as a result of the decline in our revenues and an increase in cash outlays reflecting a restocking of our current wind turbine tower inventory levels. Partially offsetting the reduction in operating cash flows was a reduction in accounts payable as a result of lower production levels.

Investing Cash Flows

During the six months ended June 30, 2010 and 2009, net cash flows used in investing activities totaled $3,616 and $11,038, respectively. The decrease in net cash used in investing activities as compared to the prior period was primarily attributable to a reduction in capital expenditures due to the wind-down of certain capital projects initiated in prior years. During the six months ended June 30, 2009, we made capital expenditures totaling $9,064, which primarily related to the construction of a new wind tower facility in Abilene, Texas. During the six months ended June 30, 2010, we made capital expenditures totaling $3,952, primarily related to equipment purchases for our newly constructed wind tower manufacturing facility in Brandon, South Dakota and gearing equipment purchases. Cash flows from investing activities increased $2,010 during the six months ended June 30, 2010, due to the release of a security interest as part of the conversion of the Construction Loan into the Great Western Term Loan. Additionally, we invested excess cash and made purchases of short-term investments in municipal bonds totaling $1,683.

Financing Cash Flows

During the six months ended June 30, 2010 and 2009, net cash flows provided by financing activities totaled $32,542 and $3,497, respectively. The increase in net cash provided by financing activities as compared to the prior period was attributable to the equity offering we completed in January 2010, in which we sold 10,000,000 newly issued shares of our common stock for approximately $54,625, net of underwriting discounts. Partially offsetting the increase in net cash provided by financing activities was higher payments on lines of credit and notes payable. The decrease in lines of credit and notes payable was primarily due to the repayment of outstanding indebtedness due to Bank of America and Investors Community Bank in the aggregate amount of $19,142 in January 2010.

Contractual Obligations

As of June 30, 2010, there have been no significant changes to our contractual obligations as previously disclosed in Part I, Item 2 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first six months of 2010. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk,” contained in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Remediation Activities and Changes in Internal Control Over Financial Reporting

Management has continued its remediation efforts to reduce the risk presented by the existing material weakness. Since year-end, we have made key personnel changes, enhanced our internal controls and implemented additional internal control procedures to detect, monitor and review transactions that are deemed by the Company to be non-routine revenue transactions. During the second quarter, we began testing these internal control procedures to assess their effectiveness in remediating this material weakness. Management anticipates the testing of these internal control procedures will be completed during the third quarter and that management will reassess the impact of its remediation efforts. The impact of remediation efforts initiated by management will not be fully known until our assessment of internal control over financial reporting is completed as of December 31, 2010.

During the second quarter of 2010, we enhanced our internal control over financial reporting related to information technology through upgrading our enterprise resource planning (“ERP”) software and server databases at Brad Foote. The upgraded ERP software and server databases will provide better visibility into product costing and inventory production planning, in addition to enhancements to data security and user access controls.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered in this report. In light of the material weakness associated with the controls over non-routine revenue transactions, which has not been completely remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and did not ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

From time to time, Broadwind and its subsidiaries are involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2010, we are not aware of material pending legal proceedings or threatened litigation that would have a material adverse effect on our financial condition or results of operations, although no assurance can be given with respect to the ultimate outcome of pending actions.

Item 1A:    Risk Factors

There were no material changes to our risk factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Defaults Upon Senior Securities

None

Item 4.        Removed and Reserved

Item 5.        Other Information

None

Item 6.        Exhibits

The exhibits listed on the Exhibit Index following the signature page are filed as part of this Quarterly Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND ENERGY, INC.

August 9, 2010	By:	/s/ J. Cameron Drecoll
J. Cameron Drecoll
Chief Executive Officer

August 9, 2010	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Chief Financial Officer

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

Exhibit Number	Exhibit
10.1	Form of Executive Incentive Stock Option Agreement*
10.2	Form of Incentive Stock Option Agreement*
10.3	Form of Nonqualified Stock Option Agreement*
10.4	Form of Restricted Stock Award Agreement*
10.5	Form of Restricted Stock Unit Award Agreement*
10.6	Form of Performance Award Agreement*
10.7	Form of Stock Appreciation Rights Agreement*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer*

*                                         Filed herewith.