Form 10-Q
period 2010-09-30
BROADWIND ENERGY, INC.
filed 2010-11-05
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of November 1, 2010: 107,017,316

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

Item 1.   Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,425	$4,829
Short-term investments	922	—
Restricted cash	—	2,010
Accounts receivable, net of allowance for doubtful accounts of $618 and $1,641 as of September 30, 2010 and December 31, 2009, respectively	23,938	21,920
Inventories, net	16,260	9,039
Prepaid expenses and other current assets	4,714	5,688
Total current assets	55,259	43,486
Property and equipment, net	129,396	136,249
Goodwill	5,154	9,715
Intangible assets, net	34,024	37,248
Deferred income tax assets	6	—
Other assets	2,126	3,338
TOTAL ASSETS	$225,965	$230,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$—	$10,717
Current maturities of long-term debt	2,649	9,021
Current portions of capital lease obligations	1,172	1,130
Accounts payable	18,652	14,710
Accrued liabilities	6,987	6,965
Deferred revenue	7,399	10,199
Total current liabilities	36,859	52,742

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	11,044	15,778
Long-term capital lease obligations, net of current portions	2,453	3,286
Interest rate swap agreements	—	253
Deferred income tax liabilities	—	403
Other	1,524	1,979
Total long-term liabilities	15,021	21,699

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 107,007,228 and 96,701,127 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	107	97
Additional paid-in capital	355,861	300,779
Accumulated other comprehensive income	2	—
Accumulated deficit	(181,885)	(145,281)
Total stockholders’ equity	174,085	155,595
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$225,965	$230,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$38,197	$59,507	$96,996	$164,882
Cost of sales	38,655	52,925	102,334	150,464
Gross (loss) profit	(458)	6,582	(5,338)	14,418

OPERATING EXPENSES:
Selling, general and administrative	7,314	8,247	22,995	27,688
Goodwill impairment	—	—	4,561	—
Intangible amortization	1,075	2,906	3,224	8,718
Total operating expenses	8,389	11,153	30,780	36,406
Operating loss	(8,847)	(4,571)	(36,118)	(21,988)

OTHER (EXPENSE) INCOME, net:
Interest expense, net	(345)	(732)	(1,068)	(1,831)
Other, net	380	243	118	5,910
Total other income (expense), net	35	(489)	(950)	4,079

Net loss before benefit for income taxes	(8,812)	(5,060)	(37,068)	(17,909)
BENEFIT FOR INCOME TAXES	(513)	(116)	(464)	(389)
NET LOSS	$(8,299)	$(4,944)	$(36,604)	$(17,520)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.08)	$(0.05)	$(0.35)	$(0.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	106,900	96,609	106,019	96,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,604)	$(17,520)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	14,550	20,131
Goodwill impairment	4,561	—
Change in fair value of interest rate swap agreements	(253)	(262)
Deferred income taxes	(409)	83
Stock-based compensation	636	1,491
Allowance for doubtful accounts	(1,023)	(1,032)
Loss (gain) on disposal of assets	61	(78)
Changes in operating assets and liabilities:
Accounts receivable	(995)	11,067
Inventories	(7,221)	26,972
Prepaid expenses and other current assets	974	(140)
Accounts payable	4,915	(21,046)
Accrued liabilities	(207)	(4,116)
Deferred revenue	(2,800)	(11,070)
Other non-current assets and liabilities, net	843	(1,627)
Net cash (used in) provided by operating activities	(22,972)	2,853

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,490)	(9,761)
Purchases of available-for-sale investments	(922)	—
Proceeds from disposals of property and equipment	9	54
Decrease (increase) in restricted cash	2,010	(2,003)
Net cash used in investing activities	(4,393)	(11,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	53,347	547
Common stock issued under defined contribution 401(k) plan	499	—
Payments on lines of credit and notes payable	(21,707)	(8,312)
Proceeds from lines of credit and notes payable	—	5,033
Proceeds from sale-leaseback transactions	—	3,686
Proceeds from deposits on equipment	—	665
Principal payments on capital leases	(791)	(906)
Issuance of restricted stock grants	611	551
Net cash provided by financing activities	31,959	1,264

Effect of foreign exchange rates	2	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,596	(7,593)
CASH AND CASH EQUIVALENTS, beginning of the period	4,829	15,253
CASH AND CASH EQUIVALENTS, end of the period	$9,425	$7,660

Supplemental cash flow information:
Interest paid, net of capitalized interest	$1,207	$1,697
Income taxes paid	$38	$531

Non-cash financing activities:
Non-cash purchase accounting allocation charges	$—	$3,030
Common stock issued under defined contribution 401(k) plan	$499	$—
Issuance of restricted stock grants	$611	$551

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2010. The December 31, 2009 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. and its wholly owned subsidiaries. As of September 30, 2010, the Company had five operating subsidiaries, which consisted of Brad Foote Gear Works, Inc. (“Brad Foote”), Tower Tech Systems Inc. (“Tower Tech”), Energy Maintenance Service, LLC (“EMS”), Badger Transport, Inc. (“Badger”), and Broadwind Energy Europe GmbH. All inter-company transactions and balances have been eliminated. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Business Overview

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Naperville, Illinois, and its wholly owned subsidiaries. The Company is an independent, horizontally integrated supplier of customized products and services to the U.S. wind energy industry. The Company’s product and service portfolio provides its customers, including wind turbine manufacturers, wind farm developers and wind farm operators, with access to a broad array of wind component and service offerings. The Company manufactures gearing systems and wind towers for the wind industry, and provides technical service, precision repair and engineering and specialized logistics to the wind industry in the U.S.

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

Gearing

The Company manufactures precision gearing systems for the wind industry and for industrial markets including mining and oilfield equipment.  The Company uses an integrated manufacturing process, which includes a machining process in Cicero, Illinois, a heat treatment process in Neville Island, Pennsylvania and a finishing process in the Company’s Cicero factory.

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

Financing and Liquidity

As of September 30, 2010, the Company had cash, cash equivalents and short-term investments of $10,347. The Company’s management anticipates that the Company will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and debt and lease commitments through at least the next 12 months primarily with current cash on hand, receipts of deposits from customers to fund steel purchases and cash generated by operations or other financing arrangements.

On September 29, 2010, Tower Tech, Brad Foote, EMS and Badger (each individually, a “Subsidiary” and collectively, the “Subsidiaries”) each entered into an individual Account Purchase Agreement (collectively, the “AP Agreements”) with Wells Fargo Business Credit, a division of Wells Fargo Bank, N.A. (“Wells Fargo”). The aggregate facility limit of the AP Agreements is $10,000. At September 30, 2010, no amounts were drawn under the AP Agreements, and the Company had the ability to borrow up to $10,000, subject to maintaining a month-end minimum total cash balance of $5,000.

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic earnings per share calculation:

Net loss to common stockholders	$(8,299)	$(4,944)	$(36,604)	$(17,520)

Weighted average number of common shares outstanding	106,900,143	96,608,575	106,019,147	96,549,710
Basic net loss per share	$(0.08)	$(0.05)	$(0.35)	$(0.18)

Diluted earnings per share calculation:

Net loss to common stockholders	$(8,299)	$(4,944)	$(36,604)	$(17,520)

Weighted average number of common shares outstanding	106,900,143	96,608,575	106,019,147	96,549,710
Common stock equivalents:
Stock options and unvested restricted stock units (1)	—	—	—	—
Weighted average number of common shares outstanding	106,900,143	96,608,575	106,019,147	96,549,710
Diluted net loss per share	$(0.08)	$(0.05)	$(0.35)	$(0.18)

(1) Stock options and unvested restricted stock units granted and outstanding of 1,462,500 and 1,877,745 as of September 30, 2010 and 2009, respectively, are excluded from the computation of diluted earnings per share due to the anti-dilutive effect as a result of the Company’s net loss for these respective periods.

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

The components of inventories as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30,	December 31,
	2010	2009

Raw materials	$10,849	$4,957
Work-in-process	4,802	2,921
Finished goods	2,275	3,338
	17,926	11,216
Less: Reserve for excess and obsolete inventory	(1,666)	(2,177)
Net inventories	$16,260	$9,039

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

During the second quarter of 2010, the Company identified a triggering event associated with a continued deterioration in financial performance within its Technical and Engineering Services segment. This triggering event required a subsequent revision in the Company’s projection of future operating results and cash flows for this segment in light of the continued economic weakness in the wind energy industry. The Company’s analysis indicated that the projected fair value of the Technical and Engineering Services segment assets did not exceed the carrying value of these assets. The method used in determining the fair value was based upon the Company’s estimate of the projected future discounted cash flows of its reporting unit. As a result, the Company recorded a goodwill impairment charge of $4,561 during the second quarter and the impairment charge was recorded to operating expenses in its consolidated statement of operations.

During the third quarter of 2010, the Company identified triggering events associated with the Company’s current period operating loss combined with a history of continued operating losses, and during the third quarter the Company’s market capitalization was below the net book value of its total assets. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets and goodwill balances. Based upon the Company’s assessment, no impairment to these assets was identified as of September 30, 2010.

As of September 30, 2010, the carrying value of goodwill was as follows:

	Towers	Gearing	Technical and Engineering Services	Logistics	Total

Goodwill balance as of December 31, 2009	$—	$—	$4,561	$5,154	$9,715

Impairment charge	—	—	(4,561)	—	(4,561)

Goodwill balance as of September 30, 2010	$—	$—	$—	$5,154	$5,154

Intangible assets represent the fair value assigned to definite-lived assets such as trade names, customer relationships, and non-compete agreements as part of acquisitions completed by the Company during 2007 and 2008. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 3 to 20 years. The Company tests intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. As a result of the triggering events noted above, the Company evaluated the recoverability of certain of its identifiable intangible assets. Based upon the Company’s assessment, no impairment to these assets was identified as of September 30, 2010.

As of September 30, 2010 and December 31, 2009, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	September 30, 2010			December 31, 2009
			Net				Net
	Cost	Accumulated	Book	Cost	Accumulated	Impairment	Book
	Basis	Amortization	Value	Basis	Amortization	Charge	Value
Intangible assets:
Customer relationships	$33,059	$(8,059)	$25,000	$106,638	$(21,332)	$(57,835)	$27,471
Trade names	10,159	(1,466)	8,693	10,279	(1,099)	(107)	9,073
Noncompete agreements	1,490	(1,159)	331	1,490	(786)	—	704

Intangible assets	$44,708	$(10,684)	$34,024	$118,407	$(23,217)	$(57,942)	$37,248

Intangible investments associated with customer relationships, trade names and non-compete agreements are amortized ratably over the estimated life of the related intangible assets. Amortization expense was $1,075 and $3,224 for the three and nine months ended September 30, 2010, respectively, compared to $2,906 and $8,718 for the three and nine months ended September 30, 2009, respectively.

NOTE 5 — ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009

Accrued operating expenditures	$487	$954
Accrued payroll and benefits	3,254	2,295
Accrued professional fees	202	1,067
Accrued warranty	1,368	918
Accrued other	1,676	1,731
Total accrued liabilities	$6,987	$6,965

NOTE 6 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009

Lines of credit	$—	$10,601
Term loans and notes payable	11,373	22,595
Related party note	2,320	2,320
	13,693	35,516
Less - Current maturities	(2,649)	(19,738)
Long-term debt, net of current maturities	$11,044	$15,778

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

Tower Tech

ICB Line

In October 2007, Tower Tech obtained a secured line of credit (the “ICB Line”) from Investors Community Bank in the amount of $2,500, which was subsequently increased to $5,500 on March 21, 2008. On March 13, 2009, Investors Community Bank agreed to extend the maturity date of the ICB Line to March 13, 2010. Pursuant to a Master Amendment dated as of December 30, 2009 among Investors Community Bank, Tower Tech and Broadwind (as guarantor), the amount of the ICB Line was increased to $6,500, subject to borrowing base availability. Tower Tech repaid all of the outstanding indebtedness under the ICB Line in the amount of $3,066 on January 26, 2010, and allowed the ICB Line to expire on March 13, 2010.

ICB Notes

On April 7, 2008, the Company’s wholly owned subsidiary R.B.A., Inc. (“RBA”) executed four (4) promissory notes with Investors Community Bank (the “ICB Notes”) in the aggregate principal amount of approximately $3,781, as follows: (i) a term note in the maximum principal amount of approximately $421, bearing interest at a per annum rate of 6.85%, with a maturity date of October 5, 2012; (ii) a term note in the maximum principal amount of $700, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; (iii) a term note in the maximum principal amount of $928, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; and (iv) a line of credit note in the maximum principal amount of $1,732, bearing interest at a per annum rate of 4.48% until May 1, 2008 and thereafter at LIBOR plus 1.75%, with a maturity date of April 5, 2009 (the “Line of Credit Note”). The Line of Credit Note was subsequently modified on March 13, 2009 to extend the maturity date to March 13, 2010 and to change the interest rate to the greater of (A) 5% or (B) prime. The ICB Notes provide for multiple advances, and were secured by substantially all of the assets of RBA.

Pursuant to the merger of RBA into Tower Tech on December 31, 2009, Tower Tech became the successor by merger to RBA’s interest in the loans from Investors Community Bank to RBA evidenced by the ICB Notes (other than the Line of Credit Note, which was repaid in full in January 2010). The ICB Notes contain certain standard and financial covenants.   Tower Tech agreed to a minimum debt service coverage ratio, to maintain its primary deposit accounts with ICB and that no additional loans or leases would be entered into by Tower Tech without the prior approval of Investors Community Bank.   At September 30, 2010, Tower Tech was in violation of its debt service coverage ratio and obtained a waiver for this violation from Investors Community Bank.  Any future noncompliance with the covenants under the ICB Notes could result in an event of default which would allow Investors Community Bank to accelerate the amounts due if Tower Tech is unable to obtain a waiver in respect of any such default. As of September 30, 2010, (i) the total amount of outstanding indebtedness under the remaining ICB Notes was $1,436, and (ii) the effective per annum interest rate of the remaining ICB Notes was 5.84%.

Great Western Loan

On April 28, 2009, Tower Tech entered into a Construction Loan Agreement with Great Western Bank, pursuant to which Great Western Bank agreed to provide up to $10,000 in financing (the “Construction Loan”) to fund construction of Tower Tech’s wind tower manufacturing facility in Brandon, South Dakota (the “Facility”).  Pursuant to a Change in Terms Agreement dated April 5, 2010 between Great Western Bank and Tower Tech, the Construction Loan was converted to a term loan (the “Great Western Term Loan”) providing for monthly payments of principal plus interest, extending the maturity date to November 5, 2016, reducing the principal amount to $6,500, and changing the per annum interest rate to 8.5%. Tower Tech was required to pay a 1.0% origination fee upon the conversion.

The Great Western Term Loan is secured by a first mortgage on the Facility and all fixtures and proceeds relating thereto, pursuant to a Mortgage and a Commercial Security Agreement, each between Tower Tech and Great Western Bank, and by a Commercial Guaranty from the Company. In addition, the Company has agreed to subordinate all intercompany debt with Tower Tech to the Great Western Term Loan. The Great Western Term Loan contains representations, warranties and covenants that are customary for a term financing arrangement and contains no financial covenants. As of September 30, 2010, the total outstanding indebtedness under the Great Western Term Loan was $6,000.

Badger

On March 13, 2009, Badger obtained a term loan (the “FNB Term Loan”) from First National Bank in the principal amount of $1,538. A portion of the proceeds from the FNB Term Loan was used to pay off Badger’s existing term loan and revolving line of credit with First National Bank, with the remainder available for working capital. The FNB Term Loan is secured by the inventory and certain equipment of Badger, and is guaranteed by the Company. The FNB Term Loan bears interest at a rate of 6.75% per annum, matures on March 13, 2013, and requires monthly payments of principal and interest. The FNB Term Loan contains no financial covenants. As of September 30, 2010, the total amount of outstanding indebtedness under the FNB Term Loan was $1,009.

On September 30, 2009, Badger obtained a term loan (the “GE Capital Term Loan”) from General Electric Capital Corporation in the principal amount of approximately $1,000. The GE Capital Term Loan is secured by certain equipment of Badger, and is guaranteed by the Company. The GE Capital Term Loan bears interest at a rate of 7.76% per annum, matures on September 30, 2014, and requires monthly payments of principal and interest. The GE Capital Term Loan contains no financial covenants. As of September 30, 2010, the total amount of outstanding indebtedness under the GE Capital Term Loan was $821.

AP Agreements

On September 29, 2010, the Subsidiaries entered into the AP Agreements with Wells Fargo. Under the AP Agreements, Wells Fargo will advance funds against certain receivables arising from the sales of the Subsidiaries’ products and services. In connection with the entry into the AP Agreements, the Company and each Subsidiary have executed guaranties (including cross-guaranties) in favor of Wells Fargo. With respect to the Subsidiaries, the AP Agreements contain provisions providing for cross-defaults and cross-collateralization. In addition, each Subsidiary has granted to Wells Fargo a security interest against all financed receivables and related collateral. Prior to entering into the AP Agreements, there was no material relationship between the Company, the Subsidiaries and Wells Fargo.

Under the terms of the AP Agreements, Wells Fargo will advance approximately 80% of the face value of eligible receivables to the Subsidiaries. Wells Fargo will have full recourse to the Subsidiaries for collection of the financed receivables. The aggregate facility limit of the AP Agreements is $10,000. For Wells Fargo’s services under the AP Agreements, the Subsidiaries have agreed to pay Wells Fargo (i) a floating discount fee of the then-prevailing LIBOR plus 3.75% per annum, (ii) an annual facility fee of 1% of the aggregate facility limit, and (iii) an annual unused line fee of 0.042% on the portion of the credit facility which is unused. The initial term of the AP Agreements ends on September 29, 2013. If the AP Agreements are terminated prior to this date, an early termination fee of up to 3% of the aggregate facility limit may apply. At September 30, 2010, no amounts were drawn under the AP Agreements, and the Subsidiaries had the ability to borrow up to $10,000, subject to maintaining a month-end minimum total cash balance of $5,000.

Selling Shareholder Notes

On May 26, 2009, the Company entered into a settlement agreement (the “Settlement Agreement”) with the former owners of Brad Foote (the “Selling Shareholders”), including J. Cameron Drecoll, the Company’s Chief Executive Officer and a member of its Board of Directors, related to the post-closing escrow established in connection with the Company’s acquisition of Brad Foote. Under the terms of the Settlement Agreement, among other terms, the Company issued three promissory notes to the Selling Shareholders in the aggregate principal amount of $3,000 (the “Selling Shareholder Notes”). The Selling Shareholder Notes mature on May 28, 2012 and bear interest at a rate of 7% per annum, with interest payments due quarterly. The Selling Shareholder Note issued to Mr. Drecoll in the principal amount of $2,320 and pursuant to the terms of the Settlement Agreement is deemed by the Company to be a related party transaction. As of September 30, 2010, principal of $3,000 and accrued interest of $53 were outstanding under the Selling Shareholder Notes. The Company has accounted for the Selling Shareholder Notes as long-term debt in its condensed consolidated balance sheets.

NOTE 7 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. The Company’s treasury policy is to invest excess cash in money market funds or other short-term investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company’s condensed consolidated statements of operations. As of September 30, 2010, cash and cash equivalents totaled $9,425 and consisted of cash balances and investments in municipal bonds with original maturities of three months or less, compared to cash and cash equivalents of $4,829 which consisted of cash and money market funds at December 31, 2009.

As of September 30, 2010, the Company had $922 in investments in municipal bonds with original maturities greater than three months, but less than one year. These financial instruments are categorized as available-for-sale securities and classified as short-term investments in the Company’s condensed consolidated balance sheet as of September 30, 2010.

Cash and cash equivalents and short-term investments consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$7,833	$—	$—	$7,833
Municipal bonds	1,592	—	—	1,592
Total cash and cash equivalents	9,425	—	—	9,425

Short-term investments (available-for-sale):
Municipal bonds	922	—	—	922

Total cash and cash equivalents and short-term investments	$10,347	$—	$—	$10,347

	December 31, 2009
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$4,240	$—	$—	$4,240
Money market funds	589	—	—	589

Total cash and cash equivalents	$4,829	$—	$—	$4,829

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

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and customer deposits approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company’s long-term debt is approximately equal to its fair value. As of September 30, 2010, the Company held short-term investments in municipal bonds, which are required to be measured at fair value. As of September 30, 2010, the Company did not hold any interest rate swaps. The following table presents the Company’s fair value measurements valued on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Total

Municipal bonds	$922	$—	$—	$922
Total	$922	$—	$—	$922

The following table represents the fair values of the Company’s financial liabilities as of December 31, 2009:

	Level 1	Level 2	Level 3	Total

Interest rate swaps	$—	$253	$—	$253
Total	$—	$253	$—	$253

Assets measured at fair value on a nonrecurring basis

The Company reviews its goodwill balances for impairment on at least an annual basis based on the carrying value of these assets as of October 31 or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. During the second quarter of 2010, the Company identified a triggering event associated with a continued deterioration in financial performance within its Technical and Engineering Services segment. This triggering event required a subsequent revision in the Company’s projections of future operating results and cash flows for this segment in light of the continued economic weakness in the wind energy industry. The Company’s analysis indicated that the projected fair value of the Technical and Engineering Services segment assets did not exceed the carrying value of these net assets. The method used in determining the fair value was based upon the Company’s estimate of the projected future discounted cash flows of its reporting unit. As a result, the Company recorded a goodwill impairment charge of $4,561 during the second quarter of 2010 to properly reflect the carrying value of these assets.

During the third quarter of 2010, the Company identified triggering events associated with the Company’s current period operating loss combined with a history of continued operating losses, and during the third quarter the Company’s market capitalization was below the net book value of its total assets. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets and goodwill balances. Based upon the Company’s assessment, no impairment to these assets was identified as of September 30, 2010.

The fair value measurement approach utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the Company’s future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and other subjective assumptions.

NOTE 9 — TOTAL COMPREHENSIVE LOSS

The components of total comprehensive loss are net loss and the change in cumulative currency translation adjustments.  The following table sets forth the components of total comprehensive loss for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(8,299)	$(4,944)	$(36,604)	$(17,520)
Other comprehensive income:
Foreign currency translation adjustments	4	—	2	—

Total comprehensive loss	$(8,295)	$(4,944)	$(36,602)	$(17,520)

In May 2010, the Company opened a sales office in Hamburg, Germany. The Euro is the functional currency in Germany. All related expenses have been translated into U.S. dollars using an average exchange rate for the period. The assets and liabilities for this location have been translated into U.S. dollars using the spot rate at the end of the period with a currency translation gain of $4 and $2 included in accumulated other comprehensive loss for three and nine months ended September 30, 2010, respectively.

NOTE 10 — STOCKHOLDERS’ EQUITY

On January 21, 2010, the Company completed a public offering of its common stock, par value $0.001 per share, at an offering price of $5.75 per share. In the offering, the Company sold 10,000,000 newly issued shares of its common stock for approximately $54,625 in proceeds after deducting underwriting discounts, but before deducting other offering related costs. In connection with the offering, the Company incurred $1,278 in costs associated with professional and other offering related expenses, which have been netted against the proceeds received in additional paid-in capital in the Company’s condensed consolidated balance sheet as of September 30, 2010.

During the three and nine months ended September 30, 2010, the Company issued 86,500 and 191,479 shares of its common stock for an aggregate fair value of $158 and $499, respectively, in connection with matching contributions made under its defined contribution 401(k) safe harbor plan.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2010 and December 31, 2009, the Company had accrued interest or penalties related to uncertain tax positions totaling $24 and $10, respectively.

The Company files income tax returns in U.S. federal and state jurisdictions. As of September 30, 2010, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. No changes in settled tax years have occurred through September 30, 2010. The Company does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next 12 months.

The following table presents the income tax benefit for the three and nine months ended September 30, 2010 and 2009 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss before benefit for income taxes	$(8,812)	$(5,060)	$(37,068)	$(17,909)
Benefit for income taxes	(513)	(116)	(464)	(389)
Net loss	$(8,299)	$(4,944)	$(36,604)	$(17,520)

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of September 30, 2010, the Company had a net deferred income tax asset of $6 related to Badger’s state net operating losses which the Company reasonably expects to monetize in the near future. During the three months ended September 30, 2010, the Company recorded a benefit for income taxes of $513 compared to a benefit for income taxes of $116 during the three months ended September 30, 2009. The increase in income tax benefit during the three months ended September 30, 2010 was primarily attributable to the revised forecast of the current year projected net loss and recent legislative changes which allow for the five year carryback of net operating losses. During the nine months ended September 30, 2010, the Company recorded a benefit for income taxes of $464, compared to a benefit for income taxes of $389 during the nine months ended September 30, 2009. The increase in income tax benefit during the nine months ended September 30, 2010 related to the revised forecast of the current year projected net loss and recent legislative changes which allow for the five year carryback of net operating losses.

NOTE 12 — SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plan

The Company grants incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2007 Equity Incentive Plan (the “EIP”), which was approved by the Company’s Board of Directors in October 2007 and by the Company’s stockholders in June 2008. The EIP was subsequently amended in August 2008 by the Company’s Board of Directors to include certain non-material amendments to clarify the terms and conditions of restricted stock awards and to provide that the administrator of the EIP has the authority to authorize future amendments to the EIP. The EIP was further amended by the Company’s stockholders in June 2009 to increase the number of shares of common stock authorized for issuance under the EIP. As amended, the EIP reserves

5,500,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of September 30, 2010, the Company had reserved 908,032 shares for the exercise of stock options outstanding, 554,468 shares for restricted stock unit awards outstanding and 3,693,723 additional shares for future stock awards under the EIP. As of September 30, 2010, 343,777 shares of common stock reserved for stock options and restricted stock unit awards under the EIP have been issued in the form of common stock.

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

The following table summarizes stock option activity during the nine months ended September 30, 2010 under the EIP as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2009	1,402,163	$11.08
Granted	244,828	$5.34
Exercised	—	$—
Forfeited	(647,766)	$9.37
Expired	(91,193)	$15.64
Outstanding as of September 30, 2010	908,032	$10.29

Exercisable as of September 30, 2010	403,804	$10.44

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2010 under the EIP as follows:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2009	279,151	$8.76
Granted	529,373	$3.57
Vested	(129,485)	$5.20
Forfeited	(124,571)	$7.20
Outstanding as of September 30, 2010	554,468	$4.99

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the nine months ended September 30, 2010 and 2009, and assumptions used to value the stock options, are as follows:

	Nine Months Ended September 30,
	2010	2009
Dividend yield	—	—
Risk-free interest rate	3.1%	2.6%
Weighted average volatility	85.9%	85.0%
Expected life (in years)	6.3	6.5
Weighted average grant date fair value per share of options granted	$3.96	$5.58

Dividend yield is zero as the Company currently does not pay a dividend.

Risk-free rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the award.

During the nine months ended September 30, 2010 and 2009, the Company utilized a standard volatility assumption of 85.9% and 85.0%, respectively, for estimating the fair value of stock options awarded based on comparable volatility averages for the energy related sector.

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

During the nine months ended September 30, 2010 and 2009, the Company utilized a forfeiture rate of 25% and 10%, respectively, for estimating the forfeitures of stock options granted. During the second quarter of 2010, the Company revised its forfeiture rate to 25% based upon the Company’s historical forfeiture rates. The revision to the Company’s forfeiture was applied to stock options and restricted stock units outstanding as of June 30, 2010 and on a prospective basis.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months September 30, 2010 and 2009, as follows:

	Nine Months Ended September 30,
	2010	2009
Share-based compensation expense:
Selling, general and administrative	$1,247	$2,042
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$1,247	$2,042

Reduction in earnings per share:
Basic and diluted earnings per share (2)	$0.01	$0.02

(1) Income tax benefit is not illustrated because the Company is currently operating at a loss and an actual income tax benefit was not realized for the nine months ended September 30, 2010 and 2009. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

(2) Diluted earnings per share for the nine months ended September 30, 2010 and 2009 does not include common stock equivalents due to their anti-dilutive nature as a result of the Company’s net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

As of September 30, 2010, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and restricted stock units, in the amount of approximately $4,008 will be recognized through the year 2015. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

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

NOTE 14 — SEGMENT REPORTING

In December 2009, the Company revised its reporting segments. The revised reporting structure includes four reportable segments: “Towers” (formerly “Products”), “Gearing” (formerly “Products”), “Technical and Engineering Services” (formerly “Services”) and “Logistics” (formerly “Services”). Accordingly, all prior period segment information has been reclassified to properly reflect the Company’s current reportable segments.

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

Gearing

The Company manufactures precision gearing systems for the wind industry and for industrial markets including mining and oilfield equipment.   The Company uses an integrated manufacturing process, which includes a machining process in Cicero, Illinois, a heat treatment process in Neville Island, Pennsylvania and a finishing process in the Company’s Cicero factory.

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

Summary financial information by reportable segment for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Revenues		Operating (Loss) Profit
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009
Segments:

Towers	$17,294	$33,630	$(284)	$2,181
Gearing	13,140	14,260	(3,511)	(2,859)
Technical and Engineering Services	3,631	6,829	(2,128)	8
Logistics	4,175	4,959	(1,049)	20
Corporate and Other (1)	(43)	(171)	(1,875)	(3,921)
	$38,197	$59,507	$(8,847)	$(4,571)

	Depreciation and Amortization		Capital Expenditures
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009
Segments:

Towers	$855	$884	$89	$14
Gearing (2)	2,511	4,290	(427)	427
Technical and Engineering Services	860	801	1,775	177
Logistics (3)	601	682	38	(24)
Corporate and Other (1)	41	41	63	103
	$4,868	$6,698	$1,538	$697

	Revenues		Operating (Loss) Profit
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Segments:

Towers	$45,854	$76,098	$(2,157)	$1,424
Gearing	35,133	54,818	(11,461)	(11,762)
Technical and Engineering Services	8,546	22,140	(11,053)	606
Logistics	7,694	12,362	(4,057)	(1,362)
Corporate and Other (1)	(231)	(536)	(7,390)	(10,894)
	$96,996	$164,882	$(36,118)	$(21,988)

	Depreciation and Amortization		Capital Expenditures
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Segments:

Towers	$2,553	$2,553	$1,937	$8,402
Gearing	7,436	12,812	811	252
Technical and Engineering Services	2,513	2,336	2,593	337
Logistics	1,924	2,348	69	550
Corporate and Other (1)	124	82	80	220
	$14,550	$20,131	$5,490	$9,761

	Total Assets as of
	September 30,	December 31,
	2010	2009
Segments:

Towers	$88,029	$80,146
Gearing	83,637	92,665
Technical and Engineering Services	30,886	36,417
Logistics	20,510	21,259
Corporate and Other (4)	2,903	(451)
	$225,965	$230,036

(1) “Corporate and Other” includes selling, general and administrative expenses of the Company’s corporate office and European sales office in addition to intercompany eliminations.

(2) Gearing segment capital expenditures during the three months ended September 30, 2010 primarily reflect cash amounts received of $544 in connection with a state economic development grant for prior equipment purchases.

(3) Logistics segment capital expenditures during the three months ended September 30, 2009 relate to adjustments to equipment purchases.

(4) “Corporate and Other” includes assets of the Company’s corporate office and European sales office in addition to intercompany eliminations.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

During 2010, the Company issued purchase commitments in connection with equipment purchases for the Company’s MW gearbox refurbishment center. As of September 30, 2010, total outstanding purchase commitments totaled approximately $4,316.

During 2009 and 2010, the Company issued purchase commitments in connection with equipment purchases for the Company’s wind tower manufacturing facility located in Brandon, South Dakota. As of September 30, 2010, outstanding purchase commitments totaled approximately $620.

During 2008, the Company issued purchase commitments to two equipment manufacturers in connection with equipment purchases totaling $4,888. Under the terms of the purchase order, the Company was required to make deposits totaling $1,324. During the second quarter of 2010, the Company informed one of the manufacturers of the Company’s election to cancel one of the equipment purchase commitments, which resulted in the forfeiture of a non-refundable deposit in the amount of $650. As of September 30, 2010, outstanding purchase commitments totaled $1,575.

Legal Proceedings

From time to time, the Company is subject to legal proceedings or claims arising from its normal course of operations. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of September 30, 2010, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company’s financial condition or results of operations, although no assurance can be given with respect to the ultimate outcome of pending actions.

Customer Disputes

From time to time, the Company may be involved in disputes with its customers regarding matters such as warranty liability, pricing and contract performance. During the third quarter of 2009, the Company became involved in a contract dispute with a customer. The Company and the customer are currently in negotiations to resolve this dispute. During the second quarter of 2010, the Company wrote off $2,100 in accounts receivable balances which were previously reserved for and which are related to this dispute.

Environmental Compliance and Remediation Liabilities

The Company’s operations and products are subject to a variety of environmental laws and regulations in the jurisdictions in which the Company operates and sells products governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous materials, soil and groundwater contamination, employee health and safety, and product content, performance and packaging. Also, certain environmental laws can impose the entire cost or a portion of the cost of investigating and cleaning up a contaminated site, regardless of fault, upon any one or more of a number of parties, including the current or previous owners or operators of the site. These environmental laws also impose liability on any person who arranges for the disposal or treatment of hazardous substances at a contaminated site. Third parties may also make claims against owners or operators of sites and users of disposal sites for personal injuries and property damage associated with releases of hazardous substances from those sites.

Warranty Liability

The Company provides warranty terms that range from two to seven years for various products relating to workmanship and materials supplied by the Company. From time to time, customers may submit warranty claims against the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of September 30, 2010 and December 31, 2009, estimated product warranty liability was $1,368 and $918 respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the nine months ended September 30, 2010 and for the year ended December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009

Balance, beginning of period	$918	$890
Warranty expense	980	591
Warranty claims	(530)	(563)
Balance, end of period	$1,368	$918

Sale-Leaseback Transactions

During 2009, the Company entered into sale-leaseback agreements whereby certain owned equipment was sold to a third party financing company in exchange for cash and the Company subsequently entered into an equipment lease agreement with the purchaser. The primary purpose of these arrangements was to provide additional liquidity to meet working capital requirements. Depending on the terms of the lease agreement, the lease may be classified as an operating or capital lease. In addition, the sale of the assets may result in a gain or loss, which must be amortized to other income or loss in the Company’s statement of operations over the life of the operating lease. As of September 30, 2010, the minimum monthly payments due under these lease agreements totaled $98.

Other

As of September 30, 2010, approximately 24% of the Company’s employees were covered by two collective bargaining agreements with local unions in Cicero, Illinois and Neville Island, Pennsylvania. Collective bargaining agreements with the Company’s Cicero and Neville Island unions were ratified by the local unions in the fourth quarter of 2009 and the first quarter of 2010, respectively, and are scheduled to remain in effect through October 2012 and February 2014, respectively.

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

(Dollars are presented in thousands except share data or unless otherwise stated)

OUR BUSINESS

Third Quarter Overview

During the third quarter of 2010, the Company improved upon its financial results as compared to the prior quarter. On a consolidated basis, revenues for the third quarter of 2010 were $38,197 or 4% higher compared to the previous quarter, resulting from continued strength in new customer orders and fulfillment of our existing backlog. Additionally, we continued to make improvements to our cost structures, primarily through increased utilization of our manufacturing facilities and a reduction in administrative costs. Although financial results continue to lag in comparison to prior year levels, we believe that conditions within our markets have improved modestly and our production has stabilized.

On September 29, 2010, the Subsidiaries entered into the AP Agreements with Wells Fargo.  The aggregate facility limit of the AP Agreements is $10,000. At September 30, 2010, no amounts were drawn under the AP Agreements, and we had the ability to borrow up to $10,000, subject to maintaining a month-end minimum total cash balance of $5,000. We believe that this borrowing facility will improve our liquidity and support working capital requirements.

We have continued to experience margin pressures as a result of economic conditions. We anticipate a gradual recovery of economic conditions within the wind energy industry; however, we cannot provide assurances that improved market conditions within the wind energy industry will occur or that we will be able to capitalize on these opportunities. In addition, a continued or prolonged economic slowdown in the wind energy industry or other unfavorable market factors could result in further revisions to our expectations with respect to future financial results and cash flows. These factors may require management to reassess its estimates of the fair value of our reportable segments and could result in further review of our goodwill and intangible assets, which could indicate additional impairment to the carrying value of our assets.

We are in the process of establishing a MW gearbox refurbishment center to service the growing number of up-tower gearboxes with product warranty expirations. The refurbishment center will be part of our operations within our Technical and Engineering Services segment and will be located in Abilene, Texas. We are currently in the process of making capital expenditures for this facility and we anticipate completion during the fourth quarter of this year.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

	Three Months Ended September 30,				2010 vs. 2009
	2010	% of Total Revenue	2009	% of Total Revenue	$ Change	% Change

Revenues	$38,197	100.0%	$59,507	100.0%	$(21,310)	-35.8%
Cost of sales	38,655	101.2%	52,925	88.9%	(14,270)	-27.0%
Gross (loss) profit	(458)	-1.2%	6,582	11.1%	(7,040)	-107.0%

Operating expenses
Selling, general and administrative expenses	7,314	19.1%	8,247	13.9%	(933)	-11.3%
Intangible amortization	1,075	2.8%	2,906	4.9%	(1,831)	-63.0%
Total operating expenses	8,389	21.9%	11,153	18.8%	(2,764)	-24.8%

Operating loss	(8,847)	-23.1%	(4,571)	-7.7%	(4,276)	93.5%

Other income (expense)
Interest expense, net	(345)	-0.9%	(732)	-1.2%	387	-52.9%
Other, net	380	1.0%	243	0.4%	137	56.4%
Other income (expense), net	35	0.1%	(489)	-0.8%	524	-107.2%

Net loss before benefit for income taxes	(8,812)	-23.0%	(5,060)	-8.5%	(3,752)	74.2%
Benefit for income taxes	(513)	-1.3%	(116)	-0.2%	(397)	-342.2%
Net loss	$(8,299)	-21.7%	$(4,944)	-8.3%	$(3,355)	67.9%

Consolidated

Revenues decreased $21,310 or 35.8%, from $59,507 during the three months ended September 30, 2009, to $38,197 during the three months ended September 30, 2010. The decrease in revenues was primarily attributable to a decline in wind farm installation projects during the current quarter, which resulted in fewer technical and service technicians deployed as well as a reduction in wind towers manufactured. Additionally, the reduction in revenues was the result of a lower average selling price of wind towers manufactured due to lower steel prices and due to a general decline in industrial gearing revenues.

Gross profit decreased $7,040 from $6,582 during the three months ended September 30, 2009, to a gross loss of $458 during the three months ended September 30, 2010. The decrease in gross profit was primarily attributable to the overall reduction in revenues, which created production and volume inefficiencies but also reflects margin compression due to increased competition in our key wind markets. The reduction in wind tower and gearing orders led to the under-absorption of overhead costs, and the reduction in maintenance and repair services and transportation contracts negatively affected our utilization. As a result, our gross margin declined from 11.1% during the three months ended September 30, 2009, to (1.2%) during the three months ended September 30, 2010.

Selling, general and administrative expenses decreased from $8,247 during the three months ended September 30, 2009, to $7,314 during the three months ended September 30, 2010. The decrease was primarily attributable to the absence of a $1,200 expense related to the prior year settlement of a customer dispute, in addition to lower share-based compensation expense as compared to the prior year.

Intangible amortization expense decreased from $2,906 during the three months ended September 30, 2009, to $1,075 during the three months ended September 30, 2010. The decrease in amortization expense was due to an intangible asset impairment charge taken during the fourth quarter of 2009.

Total other income, net, increased from a $489 expense during the three months ended September 30, 2009, to $35 during the three months ended September 30, 2010. The increase was primarily attributable to lower interest expense associated with the repayment of outstanding debt under our Bank of America and Investors Community Bank debt agreements in January 2010.

Benefit for income taxes increased from $116 during the three months ended September 30, 2009, to $513 during the three months ended September 30, 2010. The reduction in income taxes was primarily attributable to a revision in our income tax provision based upon the revised forecast of the current year projected net loss and recent legislative changes which allow for the five year carryback of net operating losses.

Net loss increased from $4,944 during the three months ended September 30, 2009, to $8,299 during the three months ended September 30, 2010, primarily as a result of the factors described above.

Towers Segment

The following table summarizes the Towers segment operating results for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
	2010	2009

Revenues	$17,294	$33,630
Operating (loss) income	(284)	2,181
Operating margin	-1.6%	6.5%

Towers segment revenues decreased $16,336, from $33,630 during the three months ended September 30, 2009, to $17,294 during the three months ended September 30, 2010.  The reduction in revenues was attributable to a decline of approximately 22% in the average selling price of wind towers manufactured and due to a decline of approximately 36% in production volume of wind towers manufactured. The decline in the average selling price was primarily attributable to lower steel prices, which are included in the selling price of wind towers manufactured under the majority of our customer agreements.

Towers segment operating income decreased $2,465, from $2,181 during the three months ended September 30, 2009, to an operating loss of $284 during the three months ended September 30, 2010.  The decrease in operating income was attributable to a reduction in wind turbine towers manufactured as well as higher labor expense.  The increased labor expense was due in part to training and inefficiencies experienced as the business increased its workforce to support expected increased sales during the next several quarters.  Operating margin decreased from 6.5% during the three months ended September 30, 2009, to (1.6%) during the three months ended September 30, 2010

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
	2010	2009

Revenues	$13,140	$14,260
Operating loss	(3,511)	(2,859)
Operating margin	-26.7%	-20.0%

Gearing segment revenues decreased $1,120, from $14,260 during the three months ended September 30, 2009, to $13,140 during the three months ended September 30, 2010.  The decrease in revenues was attributable to a reduction of approximately 62% in our industrial sales, partially offset by a 35% increase in our wind gearing sales. The decline in industrial sales is primarily related to a reduction in orders from one customer compared to the prior year.

Gearing segment operating loss increased $652, from $2,859 during the three months ended September 30, 2009, to $3,511 during the three months ended September 30, 2010. The increase in operating loss was primarily due to a reduction in sales volume which created production volume inefficiencies in our overhead structure and higher warranty costs of $761, which was partially offset by a reduction of intangible amortization expense of $1,804. As a result of the factors described above, operating margin decreased from (20%) during the three months ended September 30, 2009, to (26.7%) during the three months ended September 30, 2010.

Technical and Engineering Services Segment

The following table summarizes the Technical and Engineering Services segment operating results for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
	2010	2009

Revenues	$3,631	$6,829
Operating (loss) income	(2,128)	8
Operating margin	-58.6%	0.1%

Technical and Engineering Services segment revenues decreased $3,198, from $6,829 during the three months ended September 30, 2009, to $3,631 during the three months ended September 30, 2010.  The decrease in revenues was primarily attributable to a reduction of approximately 63% in technical service revenues. The reduction in technical service revenues related to a decline in the number of maintenance and service technicians deployed as several of our key customers have chosen to reduce outsourcing of their maintenance activities.

Technical and Engineering Services segment operating income decreased $2,136, from $8 during the three months ended September 30, 2009, to an operating loss of $2,128 during the three months ended September 30, 2010. The operating loss incurred during the third quarter was primarily attributable to a reduction in maintenance and service technicians deployed and costs associated with the establishment of our new drive train refurbishment activities. As a result, operating margin decreased from 0.1% during the three months ended September 30, 2009, to (58.6%) during the three months ended September 30, 2010.

Logistics Segment

The following table summarizes the Logistics segment operating results for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
	2010	2009

Revenues	$4,175	$4,959
Operating (loss) income	(1,049)	20
Operating margin	-25.1%	0.4%

Logistics segment revenues decreased $784, from $4,959 during the three months ended September 30, 2009, to $4,175 during the three months ended September 30, 2010.  The decrease in revenues was primarily attributable to a reduction of approximately 34% in transportation hauls due to fewer large wind farm transportation contracts as compared to the prior year.  The decrease in volume was partially offset by higher average revenue of 27% due to longer hauls.

Logistics segment operating income decreased $1,069, from $20 during the three months ended September 30, 2009, to an operating loss of $1,049 during the three months ended September 30, 2010. The decrease in operating income was largely attributable to deterioration in margins due to competitive pricing pressure associated with low wind farm construction activity.  As a result of the factors described above, operating margin decreased from 0.4% during the three months ended September 30, 2009, to (25.1%) during the three months ended September 30, 2010.

Corporate and Other

Corporate and Other expense decreased $2,046, from $3,921 during the three months ended September 30, 2009, to $1,875 during the three months ended September 30, 2010. The reduction in expense was primarily attributable to the absence of a $1,200 expense related to the settlement of a customer dispute, in addition to lower share-based compensation expense as compared to the prior year.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

	Nine Months Ended September 30,				2010 vs. 2009
	2010	% of Total Revenue	2009	% of Total Revenue	$ Change	% Change

Revenues	$96,996	100.0%	$164,882	100.0%	$(67,886)	-41.2%
Cost of sales	102,334	105.5%	150,464	91.3%	(48,130)	-32.0%
Gross (loss) profit	(5,338)	-5.5%	14,418	8.7%	(19,756)	-137.0%

Operating expenses
Selling, general and administrative expenses	22,995	23.7%	27,688	16.8%	(4,693)	-16.9%
Goodwill impairment	4,561	4.7%	—	0.0%	4,561	100.0%
Intangible amortization	3,224	3.3%	8,718	5.3%	(5,494)	-63.0%
Total operating expenses	30,780	31.7%	36,406	22.1%	(5,626)	-15.5%

Operating loss	(36,118)	-37.2%	(21,988)	-13.4%	(14,130)	64.3%

Other income (expense)
Interest expense, net	(1,068)	-1.1%	(1,831)	-1.1%	763	-41.7%
Other, net	118	0.1%	5,910	3.6%	(5,792)	-98.0%
Other (expense) income, net	(950)	-1.0%	4,079	2.5%	(5,029)	-123.3%

Net loss before benefit for income taxes	(37,068)	-38.2%	(17,909)	-10.9%	(19,159)	107.0%
Benefit for income taxes	(464)	-0.5%	(389)	-0.2%	(75)	-19.3%
Net loss	$(36,604)	-37.7%	$(17,520)	-10.7%	$(19,084)	108.9%

Consolidated

Revenues decreased $67,886 or 41.2%, from $164,882 during the nine months ended September 30, 2009, to $96,996 during the nine months ended September 30, 2010. The decrease in revenues reflected the low level of new wind farms commissioned during the first nine months of this year, which has negatively affected our production volumes. Despite sequential improvements in our results compared to the prior quarters of this year, purchases of wind turbine towers and gearing sets by our customers were fewer in number and we experienced a reduction in maintenance and service technicians utilized in the current year.

Gross profit decreased $19,756, from $14,418 during the nine months ended September 30, 2009, to a gross loss of $5,338 during the nine months ended September 30, 2010. The decrease in gross profit was attributable to the overall reduction in revenues, decreased deployment of maintenance and service technicians and lower margins in our logistics segment. These factors negatively affected our overhead cost structures within our service businesses and resulted in the under-absorption of overhead costs within our manufacturing businesses. As a result, our gross margin declined from 8.7% during the nine months ended September 30, 2009, to (5.5%) during the nine months ended September 30, 2010.

Selling, general and administrative expenses decreased from $27,688 during the nine months ended September 30, 2009, to $22,995 during the nine months ended September 30, 2010. The decrease was primarily attributable to cost reduction initiatives implemented during 2009, the absence of one-time start-up costs related to the commencement of operations at our Abilene, Texas wind tower manufacturing facility in the prior year and the absence of expense related to the settlement of a customer dispute.

During the nine months ended September 30, 2010, we recorded a goodwill impairment charge of $4,561 associated with our Technical and Engineering Services segment. The impairment charge was attributable to a continued deterioration in financial performance of this segment during the first half of this year, which required us to reassess our projections of future operating results and cash flows. These revised projections indicated that the projected fair value of this segment’s assets did not exceed the carrying value of these net assets.

Intangible amortization expense decreased from $8,718 during the nine months ended September 30, 2009, to $3,224 during the nine months ended September 30, 2010. The decrease in amortization expense was due to a reduction in amortization expense associated with an intangible impairment charge taken during the fourth quarter of 2009.

Total other income, net, decreased from $4,079 during the nine months ended September 30, 2009, to other expense, net, of $950 during the nine months ended September 30, 2010. The decrease was primarily attributable to the recognition of $5,082 in income in the prior year related to an escrow settlement agreement with the former owners of Brad Foote, which was partially offset by a reduction in interest expense resulting from the repayment of outstanding debt under our Bank of America and Investors Community Bank debt agreements in January 2010.

Benefit for income taxes increased from $389 during the nine months ended September 30, 2009, to $464 during the nine months ended September 30, 2010. The increase in income tax benefit was attributable to the revised forecast of the current year projected net loss and recent legislative changes which allow for the five year carryback of net operating losses.

Net loss increased from $17,520 during the nine months ended September 30, 2009, to $36,604 during the nine months ended September 30, 2010, primarily as a result of the factors described above.

Towers Segment

The following table summarizes the Towers segment operating results for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
	2010	2009

Revenues	$45,854	$76,098
Operating (loss) income	(2,157)	1,424
Operating margin	-4.7%	1.9%

Towers segment revenues decreased $30,244, from $76,098 during the nine months ended September 30, 2009, to $45,854 during the nine months ended September 30, 2010.  The decrease in revenues was attributable to a decline of approximately 16% in the average selling price of wind towers manufactured and a 28% decline in production volume of wind towers manufactured. The decline in the average selling price was primarily attributable to lower steel prices, which are included in the selling price of wind towers manufactured under the majority of our customer agreements. Additionally, specialty weldment revenues decreased by $1,953 compared to the prior year.

Towers segment operating income decreased $3,581, from $1,424 during the nine months ended September 30, 2009, to an operating loss of $2,157 during the nine months ended September 30, 2010. The decrease in operating income was attributable to the under-absorption of overhead costs as a result of lower production volumes of wind towers, and an unfavorable labor variance as a result of costs associated with new tower designs produced in both tower plants, which was partially offset by the absence of start-up costs incurred at our wind tower manufacturing facility in Abilene, Texas in the prior year.  As a result of the factors described above, operating margin decreased from 1.9% during the nine months ended September 30, 2009, to (4.7%) during the nine months ended September 30, 2010.

Gearing Segment

The following table summarizes the Gearing segment operating results for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
	2010	2009

Revenues	$35,133	$54,818
Operating loss	(11,461)	(11,762)
Operating margin	-32.6%	-21.5%

Gearing segment revenues decreased $19,685, from $54,818 during the nine months ended September 30, 2009, to $35,133 during the nine months ended September 30, 2010.  The decrease in revenues was attributable to reductions of approximately 27% and 46% in our wind gearing and industrial sales, respectively. Lower wind gearing revenues reflected reduced demand in comparison to prior year production levels and a delay in fulfilling our backlog from our key wind gearing customers. The decrease in industrial gearing revenues represented an overall decline in production orders from several of our key customers as compared to the prior year.

Gearing segment operating loss decreased $301, from $11,762 during the nine months ended September 30, 2009, to $11,461 during the nine months ended September 30, 2010. The decrease in operating loss was due to a reduction in intangible amortization expense of $5,414 as a result of an impairment charge recorded during the fourth quarter of 2009, improvements in production scrap and lower professional fees related to the absence of debt covenant amendments, which more than offset the adverse impact of lower volumes. As a result of the factors described above, operating margin decreased from (21.5%) during the nine months ended September 30, 2009, to (32.6%) during the nine months ended September 30, 2010.

Technical and Engineering Services Segment

The following table summarizes the Technical and Engineering Services segment operating results for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
	2010	2009

Revenues	$8,546	$22,140
Operating (loss) income	(11,053)	606
Operating margin	-129.3%	2.7%

Technical and Engineering Services segment revenues decreased $13,594, from $22,140 during the nine months ended September 30, 2009, to $8,546 during the nine months ended September 30, 2010.  The decrease in revenues was primarily attributable to declines of approximately 68% and 42% in technical and engineering service revenues, respectively. The decrease in technical service revenues related to a decline in the number of maintenance and service technicians deployed due to the absence of a large service contract as compared to the prior year and as a result of the decision by several of our key customers to reduce outsourcing of their maintenance activities. The decrease in engineering service revenues was primarily due to lower blade refurbishment activity of approximately 70% compared to the prior year.

Technical and Engineering Services segment operating income decreased $11,659, from $606 during the nine months ended September 30, 2009, to an operating loss of $11,053 during the nine months ended September 30, 2010. The operating loss incurred during the nine months ended September 30, 2010 was primarily attributable to the goodwill impairment charge of $4,561 recorded during the second quarter of this year and as a result of a reduction in our service technicians deployed due to a decline in wind installation and maintenance projects, competitive pricing associated with fewer service contract opportunities and the current preference of customers to insource their maintenance activities. As a result of the factors described above, operating margin decreased from 2.7% during the nine months ended September 30, 2009, to (129.3%) during the nine months ended September 30, 2010.

Logistics Segment

The following table summarizes the Logistics segment operating results for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
	2010	2009

Revenues	$7,694	$12,362
Operating loss	(4,057)	(1,362)
Operating margin	-52.7%	-11.0%

Logistics segment revenues decreased $4,668, from $12,362 during the nine months ended September 30, 2009, to $7,694 during the nine months ended September 30, 2010. The decrease in revenues was attributable to a decline of approximately 40% in transportation hauls as a result of fewer large wind farm installation projects in the current year.

Logistics segment operating loss increased $2,695, from $1,362 during the nine months ended September 30, 2009, to $4,057 during the nine months ended September 30, 2010. The decrease in operating income was largely attributable to a lower volume of activity in addition to a deterioration of margins due to competitive pricing pressure. As a result of the factors described above, operating margin decreased from (11%) during the nine months ended September 30, 2009, to (52.7%) during the nine months ended September 30, 2010.

Corporate and Other

Corporate and Other expense decreased $3,504, from $10,894 during the nine months ended September 30, 2009, to $7,390 during the nine months ended September 30, 2010. The reduction in expense was primarily attributable to the absence of a $1,200 expense related to the settlement of a customer dispute, in addition to lower share-based compensation expense as compared to the prior year and a continued focus on corporate expense reductions.

SELECTED FINANCIAL DATA

The following non-GAAP financial measure presented below relates to earnings before interest, taxes, depreciation, amortization and share-based payments (“Adjusted EBITDA”) and is presented for illustrative purposes as an accompaniment to our unaudited financial results of operations for the three and nine months ended September 30, 2010 and 2009. Adjusted EBITDA should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under GAAP. We believe that Adjusted EBITDA is particularly meaningful due principally to the role acquisitions have played in the development of the Company. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, which was primarily attributable to a significant portion of the purchase price of our acquired businesses being allocated to depreciable fixed assets and definite-lived intangible assets. The following Adjusted EBITDA calculation is derived from our unaudited condensed consolidated financial results for the three and nine months ended September 30, 2010 and 2009, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net loss	$(8,299)	$(4,944)	$(36,604)	$(17,520)
Benefit for income taxes	(513)	(116)	(464)	(389)
Interest expense, net	345	732	1,068	1,831
Goodwill impairment	—	—	4,561	—
Depreciation and amortization	4,868	6,698	14,550	20,131
Share-based compensation	178	677	1,247	2,042
Adjusted EBITDA	$(3,421)	$3,047	$(15,642)	$6,095

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

Warranty Liability

We provide a warranty, with terms up to seven years, for various products and services relating to workmanship and materials supplied by us. From time to time, customers may submit warranty claims to us. In certain contracts, we have recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of September 30, 2010 and December 31, 2009, our estimated product warranty liability was $1,368 and $918, respectively, and is recorded within accrued liabilities in our consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost or market. We have recorded a reserve for the excess of cost over market value in our inventory allowance. Market value of inventory, and management’s judgment of the need for reserves, encompasses consideration of other business factors including physical condition, inventory holding period, contract terms, and usefulness. Inventories are valued based on an average cost method that approximates the first-in, first-out (FIFO) basis.

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

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605). ASU 2009-13 provides additional guidance related to the accounting for multiple-deliverable arrangements to account for products or services (deliverables) separately rather than as a combined unit and eliminates the residual method of allocation.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, with early adoption permitted. We do not anticipate that the provisions of ASU 2009-13 will have a material effect on our financial position, results of operations or cash flows.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2010, the Company had cash, cash equivalents and short-term investments of $10,347. The Company’s management anticipates that the Company will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and debt and lease commitments through at least the next 12 months primarily with current cash on hand, receipts of deposits from customers to fund steel purchases and cash generated by operations or other financing arrangements. On September 29, 2010, the Subsidiaries entered into the AP Agreements with Wells Fargo.  The aggregate facility limit of the AP Agreements is $10,000. At September 30, 2010, no amounts were drawn under the AP Agreements, and we had the ability to borrow up to $10,000, subject to maintaining a month-end minimum total cash balance of $5,000.

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

Our ability to meet financial debt covenants and make scheduled payments on our debt and other financial obligations will depend on our future financial and operating performance. If we cannot make scheduled payments on our debt, or comply with applicable covenants, we will be in default and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable.  While we believe that we will continue to have sufficient cash flows to operate our businesses, and meet our financial debt covenants, there can be no assurances that our operations will generate sufficient cash or that credit facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Sources and Uses of Cash

Operating Cash Flows

During the nine months ended September 30, 2010, net cash used in operating activities totaled $22,972 compared to net cash provided by operating activities of $2,853 during the nine months ended September 30, 2009. The decrease in net cash provided by operating activities was primarily attributable to increased operating losses in the current year, and higher cash outlays to replenish raw material inventories to meet current production needs.

Investing Cash Flows

During the nine months ended September 30, 2010 and 2009, net cash used in investing activities totaled $4,393 and $11,710, respectively. The decrease in net cash used in investing activities as compared to the prior period was primarily attributable to a reduction in capital expenditures due to the completion of certain capital projects initiated in prior years. During the nine months ended September 30, 2009, we made capital expenditures totaling $9,761, which primarily related to the construction of a new wind tower facility in Abilene, Texas. During the nine months ended September 30, 2010, we made capital expenditures totaling $5,490, primarily related to equipment purchases for our newly constructed wind tower manufacturing facility in Brandon, South Dakota and purchases related to our MW gearbox refurbishment center in Abilene, Texas. Cash flows from investing activities increased $2,010 during the nine months ended September 30, 2010, due to the release of a security interest as part of the conversion of the Construction Loan into the Great Western Term Loan. Additionally, we invested excess cash and made purchases of short-term investments in municipal bonds totaling $922.

Financing Cash Flows

During the nine months ended September 30, 2010 and 2009, net cash provided by financing activities totaled $31,959 and $1,264, respectively. The increase in net cash provided by financing activities as compared to the prior period was attributable to the equity offering we completed in January 2010, in which we sold 10,000,000 newly issued shares of our common stock for approximately $54,625, net of underwriting discounts. Partially offsetting the increase in net cash provided by financing activities was higher payments on lines of credit and notes payable. The decrease in lines of credit and notes payable was primarily due to the repayment of outstanding indebtedness due to Bank of America and Investors Community Bank in the aggregate amount of $19,142 in January 2010.

Contractual Obligations

During 2010, the Company issued purchase commitments in connection with equipment purchases for the Company’s MW gearbox refurbishment center. As of September 30, 2010, total outstanding purchase commitments totaled approximately $4,316. As of September 30, 2010, there have been no other significant changes to our contractual obligations as previously disclosed in Part I, Item 2 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2010. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk,” contained in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Remediation Activities and Changes in Internal Control Over Financial Reporting

Management has continued its remediation efforts to reduce the risk presented by the existing material weakness. Since year-end, we have made key personnel changes, enhanced our internal controls to detect, monitor and review transactions that are deemed by the Company to be non-routine revenue transactions. During the third quarter, we continued our testing of these internal control procedures to assess their effectiveness in remediating this material weakness. The impact of remediation efforts initiated by management will not be fully known until our assessment of internal control over financial reporting is completed as of December 31, 2010.

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

During the third quarter of 2010, management continued to enhance the controls over financial reporting related to the product costing and inventory production planning at Brad Foote. With the enhanced ERP software implemented in the second quarter we are continuing to utilize the new capabilities of the system.

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

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

From time to time, Broadwind and its subsidiaries are involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2010, we are not aware of material pending legal proceedings or threatened litigation that would have a material adverse effect on our financial condition or results of operations, although no assurance can be given with respect to the ultimate outcome of pending actions.

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

BROADWIND ENERGY, INC.

November 5, 2010	By:	/s/ J. Cameron Drecoll
J. Cameron Drecoll
Chief Executive Officer

November 5, 2010	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Chief Financial Officer

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

Exhibit Number	Exhibit
10.1

Form of Account Purchase Agreement, dated as of September 28, 2010, between Wells Fargo National Association and each of Badger Transport, Inc.; Brad Foote Gear Works, Inc.; Energy Maintenance Service, LLC; and Tower Tech Systems Inc.*

10.2

Form of Continuing Guaranty, dated as of September 28, 2010, executed by each of Badger Transport, Inc.; Brad Foote Gear Works, Inc.; Energy Maintenance Service, LLC; and Tower Tech Systems Inc. in favour of Wells Fargo National Association*

10.3	Continuing Guaranty, dated as of September 28, 2010, executed by Broadwind Energy, Inc. in favor of Wells Fargo National Association*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer*

*              Filed herewith.