Form 10-K
period 2010-12-31
BROADWIND ENERGY, INC.
filed 2011-03-16
CIK 1120370

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐    No ☒

         The aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant, based upon the $2.80 per share closing sale price of the Registrant's common stock on June 30, 2010 (the last business day of the Registrant's most recently completed second quarter) was approximately $204,543,259. For purposes of this calculation, the Registrant's directors and executive officers and holders of 10% or more of the Registrant's outstanding shares of voting common stock have been assumed to be affiliates, with such affiliates holding an aggregate of 33,789,921 shares of the Registrant's voting common stock on June 30, 2010, and shares held by such affiliates are not included in this calculation.

         Number of shares of Registrant's common stock, par value $0.001, outstanding as of March 1, 2011, was 107,113,135.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Registrant's 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

BROADWIND ENERGY, INC.
FORM 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains "forward-looking statements"—that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as "anticipate," "believe," "expect," "intend," "will," "should," "may," "plan" and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Item 1A "Risk Factors" in Part I of this Annual Report on Form 10-K that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Our forward-looking statements may include or relate to the following: (i) our plans to continue to grow our business through organic growth and integration of previous and future acquisitions; (ii) our beliefs with respect to the sufficiency of our liquidity and our plans to evaluate alternate sources of funding if necessary; (iii) our expectations relating to state, local and federal regulatory frameworks affecting the wind energy industry, including the extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (iv) our expectations relating to construction of new facilities, expansion of existing facilities and sufficiency of our existing capacity to meet the demands of our customers and support expectations regarding our growth; (v) our plans with respect to the use of proceeds from financing activities and our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (vi) our beliefs and expectations relating to the economy and the potential impact it may have on our business, including our customers;(vii) our beliefs regarding the state of the wind energy market generally; and (viii) our expectations relating to the impact of pending litigation as well as environmental compliance matters. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

ITEM 1.    BUSINESS

        As used in this Annual Report on Form 10-K, the terms "we," "us," "our," "Broadwind," "Broadwind Energy," and the "Company" refer to Broadwind Energy, Inc., a Delaware incorporated company headquartered in Naperville, Illinois, and its wholly-owned subsidiaries.

Business Overview

        Broadwind provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the U.S. Our most significant presence is within the U.S. wind industry, where we believe we are the only independent company that offers our breadth of products and services to the market. Our product and service portfolio provides our customers, including wind turbine manufacturers, wind farm developers and wind farm operators, with access to a broad array of component and service offerings. Outside of the wind market, we provide precision gearing and specialty weldments to industrial customers, particularly in the energy, mining and infrastructure sectors.

        We are well positioned to capture market opportunities associated with growth in wind energy and other industrial markets in the U.S. We believe that growth in the U.S. wind energy market will be driven by: (i) macroeconomic factors, including an economic recovery and increased demand for electricity, rising energy prices and federal and state-level wind development incentives, (ii) upgrades to existing transmission infrastructure and increasing proliferation of smart grid technology, and (iii) the maturation of technologies and services within the wind industry, including increased turbine efficiencies, development of a coordinated global supply chain and improved focus on equipment maintenance and reliability. Given our significant installed capital base, we believe we will be able to substantially grow revenues without making significant investment in additional capital equipment or manufacturing capacity.

        In December 2009, we revised our reporting segment presentation into four reportable operating segments: Towers, Gearing, Technical and Engineering Services, and Logistics. Within our Logistics segment the Company offered specialized transportation, permitting and logistics management to the wind industry for oversize and overweight machinery and equipment. In December of 2010, our Board of Directors approved a plan to divest our Logistics business segment, and on March 4, 2011, we completed the disposition of our Logistics business to a third party purchaser. Consequently, this business unit is now reported as discontinued operations and we have revised our segment presentation to include three reportable operating segments: Towers, Gearing, and Services (previously Technical and Engineering Services). All current and prior period financial results have been revised to reflect these changes. For additional financial information related to our segments, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 19 "Segment Reporting" in Item 15 in the notes to our consolidated financial statements for a discussion of summary financial information by segment.

        The following is a description of products and services offered in each segment:

Towers

        We manufacture towers for wind turbines. We specialize in heavier "next generation" wind towers that are larger, more technically advanced towers, designed for 2 megawatt ("MW") and larger wind turbines. Since starting commercial production in 2005, we have produced approximately 800 towers. Our production facilities in Manitowoc, Wisconsin and Abilene, Texas are well-placed in close proximity to the primary U.S. wind resource regions. The two facilities have a combined annual tower production capacity of approximately 500 towers, sufficient to support turbines generating more than 1,200 MW of power.

        Our towers for wind turbines are predominantly sold to wind turbine manufacturers who utilize our products in the assembly of wind turbines. Due to the customized nature of our products, they are generally sold through our direct sales force following an evaluation, qualification and testing period, which may occur over a number of months. We compete based on product performance, quality, price, location and available capacity. We have periodically entered into framework agreements under which we provide products to certain key customers over multi-year periods. Our principal wind tower customers are Gamesa, Nordex and Vestas. Within this segment, we also manufacture specialty fabrications and heavy weldments for wind energy and other industrial customers.

Gearing

        We manufacture high precision gearing systems for wind turbines. We also manufacture custom-engineered gearing systems and gearboxes for energy, mining and other industrial customers. We target niche markets and applications that require the strict tolerances and high quality standards of our processes.

        We produce to the highest industry quality standards, and we were the first U.S. gear manufacturer to achieve ISO 9001 certification. We use an integrated manufacturing process, which includes a machining process in Cicero, Illinois, a heat treatment process in Neville Island, Pennsylvania and a finishing process in our Cicero, IL factory. These complex production processes allow us to manufacture custom products to meet the stringent tolerances and high quality standards of our customers.

        Due to the highly specialized nature of our gearing, it is generally sold through our direct sales force following an evaluation, qualifying prototyping and testing period, which may occur over a number of months. We compete based on product performance, quality, price and available capacity. We have periodically entered into framework agreements under which we provide products to certain key customers over multi-year periods. Our most significant Gearing segment customers include Clipper Windpower, Gardner Denver and General Electric.

Services

        We offer technical and precision repair and engineering services to manufacturers of wind turbines and developers and operators of wind farms. Our technical services business provides construction support and operations and maintenance services to the wind industry. Our precision repair and engineering services include repair and refurbishment of the complex systems and components of wind turbines, including control systems, drivetrains and blades. During 2010, we approved an investment of approximately $7 million to develop a dedicated drivetrain service center in Abilene, Texas, focused on servicing the growing installed base of MW wind turbines as they come off warranty. The drivetrain service center was dedicated and put into operation in February 2011.

        Sales contacts are typically initiated through a small direct sales force, or through operating unit managers located in our geographically dispersed service locations. Sales are generally made under individual purchase orders, although we have blanket purchase orders or multi-year operations and maintenance agreements in place with select key customers. Our Services business competes with a number of independent service providers in a highly-fragmented but growing industry. Our principal Services segment customers include FPL Energy, NexGen Energy Partners and Siemens Energy. Our primary service locations are in Illinois, California, South Dakota and Texas. Our vision is to become the most comprehensive independent service provider to the North American wind industry.

Competitive Strengths

        We believe our business model offers a number of competitive strengths that will contribute to our commercial success and will enable us to capitalize on significant opportunities for growth. These competitive strengths include the following:

  •
  Strong relationships with leading wind turbine manufacturers.  We have strong relationships with major wind sector manufacturers. For example, we provide, or have provided, products and/or services to the ten largest wind turbine manufacturers currently selling in the U.S., including Acciona, Clipper Windpower, Gamesa, General Electric, Mitsubishi, Nordex, REpower, Siemens Energy, Suzlon Wind Energy and Vestas. We believe our relationships with leading players reflect our strong product quality and service capabilities and position us well to sell effectively to new customers. We intend to continue to develop long-term, multi-year contracts and strategic customer relationships across our businesses.

  •
  Leading service platform.  We are among the largest horizontally integrated independent service providers to the U.S. wind industry. We believe that we are differentiated by the breadth of our offerings, which enables us to work with wind farm developers throughout a project's lifecycle: construction support, commissioning of the wind farm, ongoing maintenance and operational support services, precision repair and upgrades to existing installations. Our in-house gearing system manufacturing expertise positions us to enter the market for drivetrain services, including gearbox repair and refurbishment which, for MW-scale turbines, has historically been performed by non-domestic sources. We believe that our broad service offerings and technical capabilities will allow us to grow our services business significantly as the installed wind turbine base grows and wind turbines come off warranty.

  •
  Manufacturing and service capacity to support anticipated growth.  We have made substantial investments in property and equipment to position ourselves to grow in the North American wind industry and in the broader energy and infrastructure sectors. We believe this capacity will allow us to quickly respond to increased demand from our customers and enable us to gain share as market growth returns. We have invested substantial capital in technology, engineering and manufacturing capabilities and capacity for wind turbine towers and gearing systems. We have also invested significantly to grow our service capabilities through the addition of personnel and new technical and precision repair and engineering service offerings and by investing in a new drivetrain service center. We believe these investments will allow us to realize significant operating leverage as we increase our revenues with minimal capital expenditure.

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

  •
  Industry leading technology and manufacturing expertise.  We utilize industry-leading technology and design capabilities and have wind product manufacturing expertise. We specialize in manufacturing "next generation" wind towers, and we were the first U.S. gear manufacturer to achieve ISO 9001 certification. Our gearing systems production facilities utilize state-of-the-art Höfler production centers. We are experienced in designing and manufacturing customized products to meet specific customer needs. We have diverse technical repair expertise and the necessary spare inventory to minimize costs and response time and deliver long-term value for the lifecycle of our customers' projects. We believe our ability to design and manufacture high quality customized products and provide superior service creates high barriers to entry and allows us to maintain an advantage over our competition.

  •
  Experienced management team with decades of wind industry experience.  Our senior management team has significant industry experience and proven expertise in wind and other energy sectors and holds leadership positions in industry organizations such as the American Wind Energy Association ("AWEA"). Key areas of expertise include high technical specification industrial manufacturing, operational execution in the wind industry, strategic business development, financial planning and acquisition integration. Members of our senior management team have held positions at leading global and national wind and industrial sector companies including Acciona, Amoco Corporation, DMI Industries, FMC Technologies, Federal Signal, General Electric and Trinity Industries.

Business and Operating Strategy

        We intend to capitalize on the anticipated growth of the wind energy market in North America by providing our technologically advanced, highly reliable, value-added products and components and customized services across the wind supply chain. While our focus will remain on the wind energy sector, we also plan to take advantage of growth opportunities by expanding our existing presence in other energy, infrastructure and industrial markets.

        Our strategic objectives include the following:

  •
  Utilize our established platform to increase sales and improve capacity utilization and profitability  As a result of significant capital expenditures made in 2008 and 2009, we have manufacturing capacity available that will potentially allow us to more than double our annual revenues. Tower and gear manufacturing and drivetrain refurbishment all require significant capital investments which we have already made. Using this platform to continue to penetrate the North American wind market, but also to expand into other energy and infrastructure sectors will improve our capacity utilization and contribute to improved financial results.

  •
  Continue to develop and grow our service businesses.  We have established a network of service centers strategically located near key wind farm sites with technical service and precision repair and engineering capabilities. We believe that there is a significant opportunity to provide more comprehensive support to customers in the wind industry. Wind turbine components are initially serviced by wind turbine manufacturers under applicable warranties. We believe that, as the size of the installed base grows and ages, manufacturer warranties expire and the complexity and size of wind turbines increase, wind farm operators will increasingly seek independent service providers to maintain their assets. We intend to support our customers' service strategies, to further develop our own service channels and to capture a share of the expanding service and aftermarket support business through relationships with wind turbine manufacturers, wind farm operators and independent service providers. To that end, we have recently completed an investment in a new drivetrain service center that will service the installed base of wind turbines.

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

  •
  Diversify our customer base.  In 2010, 78% of our sales were derived from five customers. We have expanded our sales force and centralized our commercial organization in support of expanding our customer base. We have targeted expansion of U.S. wind customers, as well as expansion into other energy and infrastructure sectors, including mining and construction. Additionally, in July of 2010, we opened an office in Hamburg, Germany focused on expanding relationships with existing and new European and Asian wind energy customers.

COMPANY HISTORY

        We were incorporated in Nevada in 1996 as Blackfoot Enterprises Inc. ("Blackfoot"). In February 2006, Blackfoot completed a reverse shell transaction with Tower Tech Systems Inc. ("Tower Tech"), whereupon Blackfoot became a holding company for Tower Tech, and subsequently changed its name to Tower Tech Holdings Inc. In 2008, Tower Tech Holdings Inc. reincorporated in Delaware and changed its name to Broadwind Energy, Inc. Through our October 2007 acquisitions of R.B.A. Inc. ("RBA") and Brad Foote Gear Works, Inc. ("Brad Foote"), and acquisitions of Energy Maintenance Services, LLC ("EMS") and Badger Transport Inc. ("Badger") in January and June of 2008, respectively, we expanded upon our core platform as a wind tower component manufacturer and established our gearing systems, industrial products, technical services, precision repair and engineering and logistics businesses. In December 2010, our Board of Directors approved a plan to divest Badger, which was sold to a third party purchaser on March 4, 2011, and is now treated as a discontinued operation. Effective February 1, 2011, EMS changed its name to Broadwind Services, LLC, and effective March 1, 2011, Tower Tech changed its name to Broadwind Towers, Inc.

SALES AND MARKETING

        Our sales and marketing strategy is to develop and maintain long-term relationships with our customers and to offer a comprehensive suite of products and services to them. We pursue this strategy by working closely with our customers in developing and designing customized product, manufacturing, and service solutions. We also intend for our offerings to fulfill needs that our customers may consider non-core and do not desire to provide for within their organizations. We attempt to base-load our manufacturing facilities by negotiating long-term agreements, under which we supply our customers with gearing, towers or industrial products. Similarly, we seek to establish long-term relationships to provide services to our customers, which may be subject to framework agreements or undertaken on a project by project basis. Within the wind industry, our predominant focus, our customer base consists of wind turbine manufacturers who supply end-users and wind turbine developers with completed wind turbines, as well as wind farm developers and wind farm operators themselves. Within the wind industry, we have long-standing relationships with customers, engaging them at various levels from key account management, site management, research and development, product design and manufacturing up to senior management.

COMPETITION

        We do not believe that any competitors exist that have developed a similar suite of products and services for the North American wind industry as those offered by our businesses. However, each of our businesses faces competition from both domestic and international companies, and some of our customers maintain internal capabilities that compete with our offerings. For our Towers segment, the largest North American based competitors are Trinity Industries and DMI Industries. Additionally, we face competition from a number of smaller tower producers, including Katana Summit, Ameron International and SIAG, as well as imports from a number of Asian tower manufacturers.

        We are a major North American supplier of wind energy gear sets, but do not manufacture complete gearboxes for this segment. Wind gearbox manufacturers include Winergy (affiliated with Siemens), Bosch-Rexroth, Moventas and Hansen Transmissions (affiliated with Suzlon Energy). Because wind gearbox manufacturers often source all or a portion of their gear sets from third parties, these companies are also potential customers for Broadwind. The competitor group participating to provide industrial gearing is more fragmented, comprised of a large number of privately held gearing manufacturers. These gearing manufacturers compete based upon price, quality, location, available capacity, and several other factors.

        The market for independent technical and engineering services is highly fragmented, and includes companies such as enXco (affiliated with EDF), Outland Energy Services and UpWind Solutions.

ENVIRONMENTAL REGULATION AND COMPLIANCE

        Our operations are subject to numerous federal, state, and local environmental laws and regulations. While it is our objective to maintain compliance with these respective laws and regulations, it may not be possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future. Many of our facilities have a history of industrial operations and contaminants have been detected at some of our facilities. Refer to Item 3 "Legal Proceedings" for further discussion of environmental regulation and compliance.

BACKLOG

        We sell our towers and gearing under either long-term supply agreements or individual purchase orders, depending on the size and the duration of the purchase and sale commitment. Some of these supply agreements are structured as framework agreements, whereby customers commit to purchase a certain fixed quantity or share of their annual requirements from us, and we reserve a portion of our manufacturing capacity to meet these requirements. Under these framework agreements, we receive purchase orders on a monthly or other periodic basis based upon our customer's forecast of production volume levels. These long-term agreements have various terms, but generally range from several months to three years with some contracts carrying automatic renewal provisions. For our Services segment, purchases are based either on individual purchase orders or longer-term operations and maintenance contracts. As of December 31, 2010, the dollar amount of our backlog believed to be firm under our supply agreements, purchase orders and service contracts was approximately $226 million, of which $116 million is expected to be delivered during 2011. Deliveries during 2011 may be subject to change as a result of any future modifications to our existing customer framework agreements or purchase orders.

SEASONALITY

        The majority of our business is not affected by seasonality. Within our Services segment there can be some seasonality as project completions are typically heaviest in the fourth quarter, and the provision of services can be negatively affected by weather related constraints, typically during the first quarter of the year.

EMPLOYEES

        We had 850 employees at December 31, 2010, of which 684 were in manufacturing, service and field support related functions and 166 were in administrative functions. Approximately 23% of our employees are covered by two collective bargaining agreements with local unions in Cicero, Illinois and Neville Island, Pennsylvania. Collective bargaining agreements with our Neville Island and Cicero unions are scheduled to remain in effect through October 2012 and February 2014, respectively. We consider our union and employee relations to be satisfactory.

RAW MATERIALS

        The primary raw material used in the construction of wind towers and gearing products is steel in the form of steel plate, forgings and castings. Although we are generally responsible for procurement of the raw materials, in some cases our customers source and retain title to steel plate which we convert into finished wind towers.

        We operate a multiple supplier sourcing strategy and source our raw materials through various suppliers located throughout the U.S. and abroad. We do not generally have long-term supply agreements with any of our raw materials suppliers and closely match terms with those of our customers to limit our exposure to commodity price fluctuations. We believe that we will be able to obtain an adequate supply of steel and other raw materials to meet our manufacturing requirements, although from time to time we have faced shortages of specific grades of steel, which may limit our ability to meet customer demand and cause manufacturing inefficiencies.

QUALITY CONTROL

        We have a long-standing focus on processes for ensuring the manufacture of high quality products. To achieve high standards of production and operational quality, we implement strict and extensive quality control and inspection throughout our production processes. We maintain internal quality controls over all core manufacturing processes and carry out quality assurance inspections at the completion of each major manufacturing step to ensure the quality of our products. The manufacturing process at our Gearing operation, for example, involves transforming forged steel into highly technical specification gears through rough machining, hobbing, reinforcing thermal treatment, fine machining and fine grinding. We inspect and test raw materials before they enter the assembly process, re-test the raw materials after rough machining, test the functioning of gear teeth and cores after thermal treatment and accuracy test final outputs for product specifications. We believe our investment in industry leading heat treatment, high precision machining, specialized grinding technologies and cutting edge welding has contributed to our high product reliability and the consistent performance of our products under varying operating conditions. Our Gearing segment is ISO 9001:2000 certified. Our tower manufacturing plant in Manitowoc, Wisconsin has received ISO 9001:2008 certification, and our Abilene plant is currently in the certification process.

CUSTOMERS

        We manufacture products for and provide services to a variety of customers in the wind energy, oil and gas, mining and other infrastructure industries. The majority of our wind industry customer base consists of wind turbine manufacturers, who supply wind farm operators and wind farm developers with completed wind turbines. In the other industrial sectors, we sell our products through our trained sales force or through manufacturers' representatives to a wide variety of customers. The wind turbine market is very concentrated. According to AWEA's 2009 industry data, the top ten wind turbine manufacturers constituted over 99% of the North American market. As a result, our concentration with a limited number of customers accounted for the majority of our revenues. Sales to each of Gamesa and General Electric represented an amount greater than 10% of our consolidated revenues for the year ended December 31, 2010 and the loss of one of these customers could have a material adverse effect on our business. This is down from 2009 when sales to each of four customers represented an amount greater than 10% of our consolidated revenues for the year. We intend to continue to diversify our customer base as we grow our business.

        Our current portfolio of key customers includes: Clipper Windpower, Gamesa, Gardner Denver, General Electric, NexGen Energy Partners, Nordex, Siemens and Vestas.

WORKING CAPITAL

        Our primary customers are wind turbine manufacturers, wind farm developers and wind farm operators. The industry has historically entered into customized contracts with varying terms and conditions between suppliers and customers, depending on the specific objectives of each party. Our practices mirror this historical industry practice for negotiating agreements on a case-by-case basis. As a result, working capital needs, including levels of accounts receivable and inventory, can vary significantly from quarter to quarter based on the contractual terms associated with that quarter's sales, such as whether we are required to purchase and supply steel pursuant to such contractual terms.

CORPORATE INFORMATION

        Our principal executive office is located at 47 East Chicago Avenue, Suite 332, Naperville, IL 60540. Our phone number is (630) 637-0315 and our website address is www.bwen.com.

OTHER INFORMATION

        On our website at www.bwen.com, we make available under the "Investors" menu selection, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports or amendments are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Materials that we file or furnish to the SEC may also be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

Our businesses, and therefore our results of operations and financial condition, may continue to be adversely affected by dislocation in the global credit markets and economic uncertainty.

        The disruption in the global credit markets, the re-pricing of credit risk and the deterioration of the financial and real estate markets generally in recent years, particularly in the U.S. and Europe, have all contributed to a reduction in consumer spending and a contraction in global economic growth including the wind energy sector. The recession has had negative effects on demand for alternative sources of energy and consequently for our product and service offerings. Although there is a growing confidence that the global economies have resumed growth, there remains risk that the recovery may not be sustained or that the recovery may not include the industries or markets in which we conduct our business. In addition, because there is a long lead-time between orders for wind products and delivery, there is generally a lag before the impact of changed economic conditions affects our results, and an improvement in economic conditions may not be reflected in our financial results of operations in a corresponding manner. Any deterioration in economic conditions could have a material adverse effect on our business in a number of ways, including lower sales and extended renewal cycles if there is a reduction in demand for wind energy, and such deterioration could have a material adverse effect on our liquidity, results of operations and financial condition.

        In particular, risks we might face could include potential declines in revenues in our business segments due to reduced orders or other factors caused by economic challenges faced by our customers and prospective customers, and an inability to finance our operating needs on reasonable terms.

The U.S. wind industry is reliant on tax and other economic incentives and political and governmental policies. A significant change in these incentives and policies could negatively impact our results of operations and growth.

        Our business segments are focused on supplying products and services to wind turbine manufacturers and owners and operators of wind energy generation facilities. The U.S. wind industry is dependent upon federal tax incentives and state renewable portfolio standards and may not be economically viable absent such incentives. The federal government provides economic incentives to the owners of wind energy facilities, including a federal production tax credit, an investment tax credit and a cash grant equal in value to the investment tax credit. The production tax credit was extended by the American Recovery and Reinvestment Act ("ARRA") in February 2009 and provides the owner of a qualifying wind energy facility placed in service before the end of 2012 with a ten-year tax credit against the owner's federal income tax obligations based on the amount of electricity generated by the qualifying wind energy facility and sold to unrelated third parties. Alternatively, wind project owners may (i) elect to receive an investment tax credit equal to 30% of the qualifying basis of facilities placed in service before the end of 2012 or (ii) for facilities placed in service in 2009 through 2011 (or, if construction begins before the end of 2011, placed in service before the end of 2012), apply to receive a cash grant from the Department of Treasury, equal in value to the investment tax credit.

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

        State renewable energy portfolio standards generally require or encourage state-regulated electric utilities to supply a certain proportion of electricity from renewable energy sources or devote a certain portion of their plant capacity to renewable energy generation. Typically, utilities comply with such standards by qualifying for renewable energy credits evidencing the share of electricity that was produced from renewable sources. Under many state standards, these renewable energy credits can be unbundled from their associated energy and traded in a market system, allowing generators with insufficient credits to meet their applicable state mandate. These standards have spurred significant growth in the wind energy industry and a corresponding increase in the demand for our manufactured products. Currently, the majority of states and the District of Colombia have renewable energy portfolio standards in place and certain states have voluntary utility commitments to supply a specific percentage of their electricity from renewable sources. The enactment of renewable energy portfolio standards in additional states or any changes to existing renewable energy portfolio standards, or the enactment of a federal renewable energy portfolio standard or imposition of other greenhouse gas regulations, may impact the demand for our products. We cannot assure you that government support for renewable energy will continue. The elimination of, or reduction in, state or federal government policies that support renewable energy could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

We could incur substantial costs to comply with environmental, health and safety laws and regulations and to address violations of or liabilities under these requirements.

        Our operations are subject to a variety of environmental laws and regulations in the jurisdictions in which we operate and sell products governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous materials, soil and groundwater contamination, employee health and safety, and product content, performance and packaging. We cannot guarantee that we will at all times be in compliance with such laws and regulations, and if we fail to comply with these laws and regulations or our permitting and other requirements, we may be required to pay fines, limit production at our facilities or be subject to other sanctions. Also, certain environmental laws can impose all or a portion of the cost of investigating and cleaning up a contaminated site, regardless of fault, upon any one or more of a number of parties, including the current or previous owner or operator of the site. These environmental laws also impose liability on any person who arranges for the disposal or treatment of hazardous substances at a contaminated site. Third parties may also make claims against owners or operators of sites and users of disposal sites for personal injuries and property damage associated with releases of hazardous substances from those sites. Many of our facilities have a history of industrial operations, and contaminants have been detected at some of our facilities.

        We are aware of an investigation commenced by the United States Attorney's Office, Northern District of Illinois, for potential violation of federal environmental laws. On February 15, 2011, officials from the United States Environmental Protection Agency ("USEPA") conducted a search of one of our facilities in Cicero, Illinois. Also on February 15, 2011, we received a subpoena requesting production of certain documents relating to the facility's compliance with certain environmental regulations relating to the generation, discharge and disposal of wastewater from certain of our processes from 2004 to the present. On February 23, 2011, we also received an additional subpoena requesting production of certain documents relating to certain of our employees and environmental and manufacturing processes. We do not currently have information as to when the investigation may be concluded, and we are also conducting an internal investigation of any possible noncompliance. At this time, we have not been formally notified that we are a subject or target of the investigation and no fines or penalties have been suggested. There can be no assurances that the conclusion of the investigation will not result in a determination that we have violated applicable laws. If we are found to have violated such laws, we could be subject to fines, civil penalties and criminal penalties. In connection with this investigation, we have recorded a liability of $675 at December 31, 2010, which represents the low end of our estimate of costs and expenses that have been incurred, or which are expected to be incurred during 2011. Due to the preliminary nature of the investigation, it is reasonably possible that our estimate of the obligation may change in the near term.

        The assertion of further claims relating to on- or off-site contamination, the discovery of previously unknown environmental liabilities, or the imposition of unanticipated investigation or cleanup obligations could result in potentially significant expenditures to address contamination or resolve claims or liabilities. Such costs and expenditures could have a material adverse effect on our business, financial condition or results of operations.

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

        As a supplier of products and services to wind turbine manufacturers and owners and operators of wind energy generation facilities, our results of operations (like those of our customers) are subject to general economic conditions, and specifically, to the state of the wind energy market. In addition to the state and federal government policies supporting renewable energy described above, the growth and development of the larger wind energy market in North America is subject to a number of factors, including, among other things:

  •
  the availability of financing for the estimated pipeline of wind development projects;

  •
  the cost of electricity, which may be affected by a number of factors, including government regulation, power transmission, seasonality, fluctuations in demand, and the cost and availability of fuel and particularly natural gas;

  •
  the development of new power generating technology or advances in existing technology or discovery of power generating natural resources;

  •
  the development of electrical transmission infrastructure;

  •
  state and federal laws and regulations, particularly those favoring low carbon energy generation alternatives;

  •
  administrative and legal challenges to proposed wind development projects; and

  •
  public perception and localized community responses to wind energy projects.

        In addition, while some of the factors listed above may only affect individual wind project developments or portions of the market, in the aggregate they may have a significant effect on the successful development of the wind energy market as a whole, and thus affect our operating and financial results.

We are substantially dependent on a few significant customers.

        The wind turbine market in the U.S. is very concentrated, with ten manufacturers controlling in excess of 99% of the market. Like us, these customers were adversely affected by the recent downturn in the economy and the wind energy market, and we have seen, and may continue to see, a decrease in order volume from such customers. Historically, the majority of our revenues are highly concentrated with a limited number of customers. In 2010, two customers—Gamesa and General Electric—each accounted for more than 10% of our consolidated revenues and our five largest customers accounted for 78% of our consolidated revenues. Our customers periodically have expressed their intent to scale back, delay or restructure existing customer agreements, which has led to reduced revenues from these customers and which may occur again in the future. As a result, our operating profits and gross margins have been negatively affected by a decline in production levels, which has created production volume inefficiencies in our operations and cost structures.

        Additionally, if our relationships with significant customers should change materially, it could be difficult for us to immediately and profitably replace lost sales in a market with such concentration, which would materially adversely affect our results. We could be adversely impacted by decreased customer demand for our products and services due to (1) the impact of current or future economic conditions on our customers, (2) our customers' loss of market share to competitors of theirs that do not use our products, and (3) our loss of market share with our customers. We could lose market share with our customers to competitors or to our customers themselves, should they decide to become more vertically integrated and produce our products or deliver our services internally. Finally, most of our customers do not purchase all of our products and services, so if some of our customers gain market share, it could impact our mix of products and services among our segments.

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

  •
  our customers have in the past sought, and in the future may seek, to renegotiate the terms of current agreements or renewals. For example, some customers have sought payments from us for claims despite contractual limits that preclude our obligation to make payments for such claims;

  •
  although our subsidiary companies operate independently, a dispute between a significant customer and us or one of our subsidiaries could have a negative effect on the business relationship we have with that customer across our entire organization. Among other things, such a dispute could lead to an overall decrease in such customer's demand for our products and services or difficulty in collecting amounts due to one or more of our subsidiaries that are otherwise not related to such dispute; and

  •
  a material change in payment terms for accounts receivable of a significant customer could have a material adverse effect on our short-term cash flows.

Our customers may be significantly affected by disruptions and volatility in the economy and in the wind energy market.

        Current market disruptions and regular market volatility may have adverse impacts on our customers' ability to pay when due the amounts payable to us and could cause related increases in our working capital or borrowing needs. In addition, our customers have in the past attempted and may attempt in the future to renegotiate the terms of contracts or reduce the size of orders with us as a result of disruptions and volatility in the markets. Our backlog is significant, but we cannot predict with any degree of certainty the amount of our backlog that we will ultimately ship to our customers.

        Market disruptions and regular market volatility may also result in an increased likelihood of our customers asserting warranty or remediation claims in connection with our products or services that they would not ordinarily assert in a more stable economic environment. In the event of such a claim, we may incur costs if we decide to compensate the affected customer or to engage in litigation against the affected customer regarding the claim. We maintain product liability insurance, but there can be no guarantee that such insurance will be available or adequate to protect against such claims. A successful claim against us could result in a material adverse effect on our business.

We may have difficulty raising additional financing when needed or on acceptable terms and there can be no assurances that our operations will generate cash flows in an amount sufficient to enable us to pay our indebtedness.

        We rely on banks and capital markets as a source of liquidity for capital requirements not satisfied by cash flows from operations. While we anticipate that our current cash resources and cash generated through our operations and credit line will be adequate to meet our liquidity needs for at least the next twelve months, our committed sources of liquidity may be inadequate to satisfy our operational needs. If we are not able to access capital at competitive rates, the ability to implement our business plans may be adversely affected. In the absence of access to capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations at times when the prices for such assets are depressed. In such event, we may not be able to consummate those dispositions. Furthermore, the proceeds of any such dispositions may not be adequate to meet our debt service obligations when due.

        Additionally, our ability to make scheduled payments on our existing or future debt obligations and fund operations will depend on our future financial and operating performance. While we believe we will continue to have sufficient cash flows to operate our businesses, there can be no assurances that our operations will generate sufficient cash flows to enable us to pay our remaining indebtedness or to fund our other liquidity needs. If we cannot make scheduled payments on our debt, we will be in default and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable which could force us to liquidate certain assets or substantially restructure or alter our business operations or debt obligations. Moreover, if we are unable to obtain additional capital or if our current sources of financing are reduced or unavailable, we will likely be required to delay, reduce the scope of, or eliminate our plans for expansion and growth and this could affect our overall operations.

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

        We may also grow our existing business through increased production levels at existing facilities and through expansion to new manufacturing facilities and locations, such as our recently completed drivetrain service center in Abilene, Texas. Such expansion and any future expansion will require coordinated efforts across the Company and continued enhancements to our current operating infrastructure, including management and operations personnel, systems and equipment, and property. Difficulties or delays in acquiring and effectively integrating any new facilities may adversely affect future performance. For example, we recorded higher costs in 2009 in connection with the startup of production at our Abilene, Texas tower manufacturing facility. Moreover, if our expansion efforts do not adequately predict the demand of our customers and our potential customers, our future earnings may be adversely affected.

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

        We have experienced operating losses for each of the years during which we have operated. In addition, in light of current economic conditions and the state of the wind energy market in the U.S., we anticipate that losses and periods of negative cash flow may occur in the foreseeable future. We have incurred significant costs in connection with the development of our businesses, and there is no assurance that we will achieve sufficient revenues to offset anticipated operating costs. Although we anticipate deriving revenues from the sale of our products and services, no assurance can be given that these products and services can be sold on a profitable basis. If we achieve profitability, we cannot give any assurance that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

We may not be able to identify alternative uses, sell or otherwise dispose of our wind tower manufacturing facility in Brandon, South Dakota.

        In the first quarter of 2010, we completed construction of a third wind tower manufacturing facility in Brandon, South Dakota, but as of the date hereof, we have not commenced production at this facility. Following the Company's strategic planning meetings that took place in the fourth quarter of 2010, we determined that due to the oversupply of capacity in the U.S. tower market and the significant level of towers imported from Asia, it would be difficult or impossible to operate this facility in a profitable or cost-effective manner. We are currently exploring alternative uses for the building and equipment comprising this facility. In connection with this determination, during the fourth quarter of 2010, we recorded an impairment charge of $13.3 million. We may elect to sell or otherwise dispose of the facility and equipment, or use them for a different business purpose. If we are unable to find an alternative use or are unable to sell or otherwise dispose of the facility and equipment, we would continue to incur significant fixed costs associated with ownership of the facility. There can be no assurance that we will be able to identify alternate uses, sell or otherwise dispose of the facility and equipment on terms deemed to be commercially reasonable by us.

Our future operating results and the market price of our common stock could be materially adversely affected if we are required to take additional write downs to the carrying value of long-lived assets associated with any of our operating segments in the future.

        We review our long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value.

        In addition to the impairment related to our Brandon, South Dakota wind tower manufacturing facility, during the fourth quarter of 2010 we performed a review of other long-lived assets and concluded that the projected fair value of the Services segment assets was less than the carrying value. As a result, we recorded an impairment charge of $22.9 million related to intangible and other long-lived assets.

        In the future, if our projected undiscounted cash flows associated with our operating segments do not exceed the carrying value of their net assets, we may be required to record additional write-downs of the carrying value of intangible assets or other long-lived assets associated with any of our operating segments and our operating results and the market price of our common stock may be materially adversely affected.

Disruptions in the supply of parts and raw materials, or changes in supplier relations, may negatively impact our operating results.

        We are dependent upon the supply of certain raw materials used in our production process, and these raw materials are exposed to price fluctuations on the open market. Raw material costs for items such as steel, the primary raw material used by us, have fluctuated significantly and may continue to fluctuate. To reduce price risk caused by market fluctuations, we have generally incorporated price adjustment clauses in our sales contracts. However, limitations on availability of raw materials or increases in the cost of raw materials (including steel), energy, transportation and other necessary services may impact our operating results if our manufacturing businesses are not able to fully pass on the costs associated with such increases to their respective customers. Alternatively, we will not realize material improvements from declines in steel prices as the terms of many of our contracts provide that we pass through these costs to our customers.

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

If our projections regarding the future market demand for our products and services are inaccurate, our operating results and our overall business may be adversely affected.

        We had previously made significant capital investments in anticipation of rapid growth in the U.S. wind energy market. However, the growth in the U.S. wind energy market has not kept pace with the expectations we had when some of these capital investments were made, and there can be no assurance that the U.S. wind energy market will grow and develop in a manner consistent with our past expectations. The expansion of our internal manufacturing and service capabilities has required significant up-front fixed costs. If market demand for our products and services does not increase at the pace we have anticipated and align with our expanded manufacturing capacity, we may be unable to offset these costs and to achieve economies of scale, and our operating results may continue to be adversely affected as a result of high fixed costs, reduced margins and underutilization of capacity. In light of these considerations, we may be forced to temporarily idle existing capacity or sell to third parties manufacturing capacity that we cannot utilize in the near term. Alternatively, if we experience rapid demand for our products and services in excess of our estimates, or we have reduced our manufacturing capacity, our installed capital equipment and existing workforce may be insufficient to support higher production volumes, which could harm our customer relationships and overall reputation. In addition, we may not be able to expand our workforce and operations in a timely manner, procure adequate resources, or locate suitable third-party suppliers, to respond effectively to changes in demand for our existing products and services or to the demand for new products and services requested by our customers, and our business could be adversely affected. Our ability to meet such excess customer demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.

If our estimates for warranty expenses differ materially from actual claims made, or if we are unable to reasonably estimate future warranty expense for our products and services, our business and financial results could be negatively affected.

        We provide warranty terms generally ranging between one and seven years to our tower, gearing and services customers depending upon the specific product or service and terms of the customer agreement. We reserve for warranty claims based on industry experience and estimates made by management based upon a percentage of our sales revenues related to such products or services. From time to time, customers have submitted warranty claims against us. However, we have a limited history on which to base our warranty estimates for certain products that we manufacture and services that we provide. Our assumptions could be materially different from the actual performance of our products in the future and could exceed the levels against which we have reserved. In some instances our customers have interpreted the scope and coverage of certain of our warranty provisions differently from our interpretation of such provisions. The expenses associated with remediation activities in the wind energy industry can be substantial, and if we are required to pay such costs in connection with a customer's warranty claim we could be subject to additional unplanned cash expenditures. If our estimates prove materially incorrect, or if we are required to cover remediation expenses in addition to our regular warranty coverage, we could be required to incur additional expenses and could face a material unplanned cash expenditure, which could harm our financial and operating results.

Material weaknesses or other deficiencies in our internal controls over financial reporting, including potential failure to prevent or detect errors or fraud, could affect the accuracy of our reported financial results.

        We are required to design, implement and maintain effective controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

        As referenced in Item 9A, "Controls and Procedures" of this Annual Report on Form 10-K, management of the Company has determined that as of December 31, 2010, the Company maintained effective controls over financial reporting. However, in each of 2008 and 2009 management concluded that the Company had material weaknesses over its internal controls over financial reporting. While we have now remediated these past material weaknesses and believe that we have designed and implemented procedures to maintain effective controls over financial reporting, we cannot be certain that we will not in the future have material weaknesses or significant deficiencies in our internal controls over financial reporting, or that we will successfully remediate any weaknesses or deficiencies that we find. Internal control weaknesses or deficiencies in the future could affect our ability to complete our financial reporting on a timely basis or report accurate numbers. If we are not able to maintain the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities. This type of action could adversely affect our financial results or investors' confidence in our company and our ability to access capital markets, and could cause our stock price to decline.

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

        The global market for wind turbines is rapidly evolving technologically. Our component manufacturing equipment and technology may not be suited for future generations of products being developed by wind turbine companies. For example, some wind turbine manufacturers are using wind turbine towers made from concrete instead of steel. Other wind turbine designs have reduced the use of gearing or eliminated the gearbox entirely through the use of direct or compact drive technologies. To maintain a successful business in our field, we must keep pace with technological developments and changing standards of our customers and potential customers and meet their constantly evolving demands. If we fail to adequately respond to the technological changes in our industry, or are not suited to provide components for new types of wind turbines, our net worth, financial condition and operating results may be adversely affected.

We rely on unionized labor, the loss of which could adversely affect our future success.

        We are dependent on the services of unionized labor and have collective bargaining agreements with certain of our operations workforce at our Cicero and Neville Island gearing facilities. The loss of the services of these and other personnel, whether through terminations, attrition, labor strike, or otherwise, or a material change in our collective bargaining agreements, could have a material adverse impact on us and our future profitability. Collective bargaining agreements have been ratified by collective bargaining units in place at our Cicero, Illinois and Neville Island, Pennsylvania facilities and expire in February 2014 and October 2012, respectively. As of December 31, 2010, our collective bargaining units represented approximately 23% of our workforce.

We need to hire additional qualified personnel, including management personnel, and the loss of our key personnel could harm our business.

        Our future success will depend largely on the skills, efforts and motivation of our executive officers and other key personnel. Our success also depends, in large part, upon our ability to attract and retain highly qualified management and key personnel throughout our organization. During 2011, we will likely need to hire additional personnel, including management, engineering and sales personnel, to fill in our organization. We face competition in the attraction and retention of personnel who possess the skill sets that we seek. In addition, key personnel may leave our company and subsequently compete against us. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business, results of operations, or financial condition.

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

Our principal stockholder has the ability to influence our affairs significantly.

        Tontine Capital Management, L.L.C. ("TCM"), Tontine Capital Overseas GP, L.L.C. ("TCO"), Tontine Management, L.L.C. ("TM"), Tontine Overseas Associates, L.L.C. ("TOA"), Tontine Capital Overseas Master Fund II, L.P. ("TCP II"), Tontine Assets Associates, L.L.C. ("TAA"), Tontine Power Partners, L.P. ("TPP") and Tontine Associates, L.L.C. ("TA," and collectively with TCM, TCO, TM, TOA, TCP II, TAA and TPP and their affiliates, "Tontine") owns approximately 18.3% of our outstanding common stock. Although Tontine currently does not have any representatives on our Board of Directors, Tontine has, and for so long as they hold at least 10% of our then issued and outstanding common stock will continue to have, the right to designate two individuals on our Board of Directors pursuant to a Securities Purchase Agreement entered into with Broadwind in August 2007. As a result, Tontine may have the ability to significantly influence our policies, business and affairs, and the outcome of any corporate transaction or other matter, including mergers, consolidations and the sale of all, or substantially all, of our assets. Tontine's significant ownership level may have the effect of delaying, deterring or preventing a change in control that otherwise could result in a premium in the price of our common stock. In addition, the actions of Tontine may have the effect of influencing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

We may not have the technical expertise and we may be unable to secure the necessary patents or other intellectual property rights needed to successfully market new products that we may develop.

        A key element of our business and operating strategy is to exploit our technological ability to design new manufacturing and service processes and products to take advantage of the anticipated growth in the North American wind market. Historically, we have not developed patented technology or engaged in technical design work on a significant scale. If we are unable to develop new manufacturing and service processes and products that are attractive to our customers and potential customers, or if we are unable to secure the necessary patents or other intellectual property rights needed to prevent our competitors from developing and marketing substantially similar products, we could experience a material adverse effect on our business and results of operations.

We cannot insure against all potential risks and may have difficulty insuring our business activities or become subject to increased insurance premiums.

        Our business is subject to a number of risks, including inherent risks associated with manufacturing and service and construction support for wind turbines. To mitigate the risks associated with our business, we have obtained various insurance policies. However, our insurance policies have high deductibles in certain instances and do not cover losses as a result of certain events such as terrorist attacks. In addition, our insurance policies are subject to annual review by our insurers and these policies may not be renewed at all or on similar or favorable terms. If we were to incur a significant uninsured loss or a loss in excess of the limits of our insurance policies, the results could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters is located in Naperville, Illinois, which is a suburb located west of Chicago, Illinois. In addition, our subsidiaries own or lease operating facilities, which are presented by operating segment as follows:

Operating Segment and Facility Type	Location	Owned / Leased	Approximate Square Footage
Towers
Tower Manufacturing	Manitowoc, WI	Leased	200,000
Tower Manufacturing	Abilene, TX	Owned	146,000
Tower Manufacturing	Brandon, SD(1)	Owned	146,000
Specialty Structures	Manitowoc, WI	Leased	45,000
Specialty Structures	Clintonville, WI	Owned	63,000
Gearing
Gearing System Manufacturing—Finishing	Cicero, IL	Owned	198,000
Gearing System Manufacturing—Machining	Cicero, IL	Leased	301,000
Gearing System Manufacturing—Heat Treatment	Neville Island, PA	Owned	70,000
Services
Service and Maintenance	Gary, SD	Leased	25,000
Service and Maintenance	Abilene, TX	Leased	297,000
Service and Maintenance	Howard, SD	Owned	25,000
Service and Maintenance	Tehachapi, CA	Leased	5,000
Corporate
Administrative	Naperville, IL	Leased	6,800

(1)
Construction of the tower manufacturing facility located in Brandon, South Dakota was completed in the first quarter of 2010. We have not begun production at this facility. Following the Company's strategic planning meetings that took place in the fourth quarter of 2010, we determined that it would be difficult or impossible to operate this facility in a profitable or cost-effective manner. As such, we are currently exploring alternative uses for the building and equipment comprising this facility, and recorded an impairment charge of $13.3 million in the fourth quarter 2010 related to this facility.

        We consider that our facilities are in good condition and are adequate for our present and future needs.

ITEM 3.    LEGAL PROCEEDINGS

        On February 11, 2011, a putative class action was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against Broadwind and certain of its current or former officers and directors. The lawsuit is purportedly brought on behalf of purchasers of our common stock between March 17, 2009 and August 9, 2010. The complaint seeks to allege that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements concerning our financial results, operations, and prospects, including with respect to the January 2010 secondary public offering of our common stock. Between February 15, 2011 and March 9, 2011, three putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division, and one putative shareholder derivative lawsuit was filed in the Circuit Court of Cook County, Illinois, Chancery Division, against certain of our current and former officers and directors, and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the January 2010 secondary public offering of our common stock. One of the lawsuits also alleges that certain directors violated Section 14(a) of the Exchange Act in connection with our Proxy Statement for our 2010 Annual Meeting of Stockholders. Because of the preliminary nature of these lawsuits, we are not able to estimate a loss or range of loss, but based on currently available information we expect that any liability resulting from these claims would be substantially covered by our insurance policies.

        We are aware of an investigation commenced by the United States Attorney's Office, Northern District of Illinois, for potential violation of federal environmental laws. On February 15, 2011, officials from the USEPA conducted a search of one of our facilities in Cicero, Illinois. During the search, officials interviewed a number of our employees and seized documents relating to the facility's compliance with certain environmental laws and regulations. Also on February 15, 2011, we received a subpoena requesting production of certain documents relating to the facility's compliance with certain environmental regulations relating to the generation, discharge and disposal of wastewater from certain of our processes from 2004 to the present. We are in the process of responding to this subpoena, which response is currently due on March 24, 2011. On February 23, 2011, we also received an additional subpoena requesting production of certain documents relating to certain of our employees and environmental and manufacturing processes. We are in the process of responding to this subpoena, and have requested an extension of the time allotted to respond. Such extensions are generally granted as a matter of routine, but we have not yet received a new date by which such response will be due. We do not currently have information as to when the investigation may be concluded, and we are also conducting an internal investigation of any possible noncompliance. At this time, we have not been formally notified that we are a subject or target of the investigation and no fines or penalties have been suggested. There can be no assurances that the conclusion of the investigation will not result in a determination that we have violated applicable laws. If we are found to have violated such laws, we could be subject to fines, civil penalties and criminal penalties. We have recorded a liability of $675 at December 31, 2010, which represents the low end of our estimate of costs and expenses that have been incurred, or which are expected to be incurred during 2011 in connection with this matter. Due to the preliminary nature of the investigation, it is reasonably possible that our estimate of the obligation may change in the near term.

        We are also a party to additional claims and legal proceedings arising in the ordinary course of business. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity. It is possible that if one or more of the matters described above were decided against us, the effects could be material to our results of operations in the period in which we would be required to record or adjust the related liability and could also be material to our cash flows in the periods we would be required to pay such liability.

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Prior to April 9, 2009, our common stock was quoted on the OTC Bulletin Board ("OTCBB") under the symbol "BWEN.OB." Our common stock began trading on the NASDAQ Global Select Market ("NASDAQ") on April 9, 2009 under the symbol "BWEN."

        The following table sets forth the range of high and low bid quotations as reported by the OTCBB for the first quarter of 2009 and for the second quarter for the period of April 1 through April 8, 2009. Quotations on the OTCBB reflect inter-dealer prices, which do not include retail mark-up, mark-down or commissions, and may not represent actual sale prices. For the second quarter of 2009 since April 9, 2009 and for all subsequent quarters, the table sets forth the high and low bid prices of our common stock traded on the NASDAQ Global Select Market.

	Common Stock
	High	Low
2010
First quarter	$8.47	$4.05
Second quarter	4.57	2.15
Third quarter	3.83	1.42
Fourth quarter	2.42	1.59

	High	Low
2009
First quarter	$5.45	$2.60
Second quarter	11.45	4.05
Third quarter	12.49	7.18
Fourth quarter	9.92	5.01

        The closing price for our common stock as of March 1, 2011 was $1.51. As of March 1, 2011, there were 82 holders of record of our common stock.

        We have never paid cash dividends on our common stock and have no current plan to do so in the foreseeable future. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors and are further limited by our credit agreements and other contractual agreements we may have in place from time to time. The decision of our Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition, and other factors the Board of Directors may consider relevant. The current policy of our Board of Directors is to reinvest cash generated in our operations to promote future growth and to fund potential investments.

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

        The following graph compares cumulative shareholder returns for our common stock as compared with the S&P 500 and the Clean Edge Global Wind Energy Index for the period from April 9, 2009 (the date our common stock began trading on the NASDAQ Global Select Market) to December 31, 2010. The graph assumes an investment of $100 as of April 9, 2009 and that dividends were reinvested.

At December 31, 2010, the Company changed the index used in the performance graph to the Clean Edge Global Wind Energy Index from the PowerShares Global Wind Energy Index, which had been used in the prior year, as we believe it will be a better representation of the overall wind market in future periods. The historical results obtained from using the Clean Edge Global Wind Energy Index are materially consistent with those obtained from using the PowerShares Global Wind Energy Index.

Repurchases

        We did not engage in any repurchases of our common stock during the year ended December 31, 2010.

Unregistered Sales of Equity Securities

        There were no unregistered sales of equity securities during the fourth quarter or for the year ended December 31, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

        See Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K for information as of December 31, 2010 with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our selected statement of continuing operations data set forth below for each of the years ended December 31, 2010, 2009, 2008, 2007 and 2006, and the balance sheet data as of December 31, 2010, 2009, 2008, 2007 and 2006, are derived from our consolidated financial statements. The selected statement of continuing operations data excludes the results of our Badger subsidiary, which is now reported as discontinued operations.

(In thousands, except per share data)

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Selected Statement of Operations Data
Revenues	$136,896	$184,798	$207,349	$29,804	$4,023
Gross profit (loss)	1,946	11,904	31,696	3,939	(799)
Gross profit (loss) percentage	1.4%	6.4%	15.3%	13.2%	(19.9)%
Impairment charges(1)	$40,777	$82,211	$2,409	$—	$—
Intangible amortization	2,992	9,524	10,645	1,750	21
Operating loss	(69,227)	(112,253)	(21,874)	(3,535)	(2,321)
Loss from continuing operations	(69,753)	(107,026)	(25,278)	(3,362)	(2,735)
Net loss per share—basic and diluted:
Loss from continuing operations	(0.66)	(1.11)	(0.28)	(0.07)	(0.08)
Cash dividends per common share	—	—	—	—	—

	As of December 31,
	2010	2009	2008	2007	2006
Selected Balance Sheet Data
Assets:
Property and equipment, net	$106,317	$129,619	$136,133	$58,890	$2,799
Total assets	183,506	231,488	380,609	205,818	3,895
Liabilities:
Total long-term debt, net of current maturities	9,671	13,396	24,397	17,620	807
Total stockholders' equity (deficit)	126,196	155,595	262,156	124,536	(5,314)

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Selected Other Data—Non GAAP Financial Measures
Adjusted EBITDA(2)	$(9,833)	$1,913	$2,420	$103	$(1,643)
Adjusted EBITDA margin percentage(3)	(7.2)%	1.0%	1.2%	0.3%	(40.8)%

(1)
See Note 8 "Goodwill and Intangible Assets" in Part IV, Item 15 in the notes to our consolidated financial statements for further discussion of the impairment charges for these years.

(2)
For any period, earnings from continuing operations before interest, taxes, depreciation, amortization, and share-based compensation ("Adjusted EBITDA") are calculated as presented below. We believe that Adjusted EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense because a significant portion of the purchase price of our acquired businesses is generally allocated to depreciable fixed assets and long-lived assets, which primarily consist of goodwill and amortizable intangible assets. Please note that Adjusted EBITDA should not be considered an alternative to, nor is there any implication that Adjusted EBITDA is more meaningful than, any measure of performance or liquidity promulgated under accounting principles generally accepted in the U.S. ("GAAP"). Additionally, the calculation of Adjusted EBITDA excludes the effect of any goodwill, intangible and long-lived asset impairment charges.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Loss from continuing operations	$(69,753)	$(107,026)	$(25,278)	$(3,362)	$(2,735)
(Benefit) provision for income taxes	(160)	(947)	1,096	(1,039)	—
Interest expense, net	1,172	2,174	2,104	839	411
Impairment charges	40,777	82,211	2,409	—	—
Depreciation and amortization	16,463	22,696	20,090	3,523	328
Share-based compensation	1,668	2,805	1,999	142	353

Adjusted EBITDA	$(9,833)	$1,913	$2,420	$103	$(1,643)

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

        As used in this Annual Report on Form 10-K, the terms "we," "us," "our," "Broadwind," "Broadwind Energy" and the "Company" refer to Broadwind Energy, Inc. and its wholly-owned subsidiaries.

(Dollars are presented in thousands unless otherwise stated)

Business Overview

        Broadwind Energy provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the U.S. Our most significant presence is within the U.S. wind industry, where we believe we are the only independent company that offers our breadth of products and services to the market. Our product and service portfolio provides our customers, including wind turbine manufacturers, wind farm developers and wind farm operators, with access to a broad array of component and service offerings. Outside of the wind market, we provide precision gearing and specialty weldments to industrial customers, particularly in the energy, mining and infrastructure sectors.

        The Company was built primarily through acquisitions made in 2007 and 2008. Beginning in late 2008, the severe impacts of the global economic downturn and banking crisis significantly impacted the wind energy business in general and Broadwind in particular. The recession and lack of adequate capital to fund new wind farm developments caused new equipment order intake to drop, contributed to pressure on product margins and reduced service opportunities. Although we had a number of multi-year framework agreements in place with key customers, their purchase requirements dropped sharply which necessitated renegotiations of volume commitments and prices in certain instances. Accordingly, the decline in production levels across our business units has created production volume inefficiencies within our operations and cost structures, which has had a negative effect on our operating profits and gross margins.

        We have taken a number of steps to reduce operating costs, repay debt and improve our financial position and product offerings. As such, we believe we are well-positioned to capture market opportunities associated with growth in wind energy and other industrial demand in the U.S. We believe that growth in the U.S. wind energy market will be driven by: (i) macroeconomic factors, including economic recovery and increased demand for electricity, rising energy prices and federal and state-level wind development incentives, (ii) upgrades to existing transmission infrastructure and increasing proliferation of smart grid technology, and (iii) the maturation of technologies and services within the wind industry, including increased turbine efficiencies, a coordinated global supply chain and improved focus on equipment maintenance and reliability. Given our significant installed manufacturing and service platform, we believe we will be able to substantially grow revenues without making significant investment in additional capital equipment or manufacturing capacity.

        We review our goodwill balances for impairment on at least an annual basis and review our intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the asset's carrying value amount may not be recoverable. During the second quarter of 2010, the Company identified a triggering event associated with the continued deterioration in the financial performance within our Services segment. This triggering event required a revision of the Company's projection of future operating results and cash flows for this segment in light of the continued economic weakness in the wind energy industry. We performed our review of goodwill based on the carrying value of these assets as of June 30, 2010, and the estimate of fair-value for each of our operating segments was based primarily on projected future results, cash flows and other assumptions. As a result of this review, we recorded a goodwill impairment charge of $4,561 at June 30, 2010 in our Services segment. During the fourth quarter of 2010, the Company identified triggering events associated with the Company's current period operating losses, its history of continued operating losses and its revised projections of operating results and cash flows developed as part of the strategic planning process. As a result, our review of other long-lived assets indicated that the carrying values of customer relationships, trade name and property and equipment at our Services segment were also impaired. Accordingly, we recorded an impairment charge during the fourth quarter of $22,890. In addition, we determined that our Brandon, South Dakota tower manufacturing facility was impaired and recorded an impairment charge to fixed assets of $13,326.

        In connection with our December 2010 decision to divest our Badger Transport, Inc. subsidiary ("Badger"), which formerly comprised our Logistics segment, we have classified Badger as a discontinued operation. The assets and liabilities of Badger have been classified as "Assets held for sale" and "Liabilities held for sale" in our Consolidated Balance Sheet. In connection with the reclassification to assets held for sale, we recorded an impairment charge of $10,020 to write down the assets to their net realizable value. The impairment charge is included in "Loss from Discontinued Operations" in our Consolidated Statement of Operations.

        In connection with our annual goodwill impairment analysis as of October 31, 2009, we determined that the goodwill balance attributable to our Gearing segment was impaired due to a deterioration in financial performance during 2009 and as a result of the subsequent fourth quarter revision in our projection of future operating results and cash flows in light of the effect of the continued economic downturn on the wind gearing industry. Additionally, we determined that the carrying value of our RBA trade name was impaired as a result of the merger of the operations of our subsidiary R.B.A. Inc. ("RBA") into our Towers segment in December 2009 and that RBA's customer relationship intangible was impaired due to a revision in projected revenues and cash flows associated with this customer relationship. We recorded goodwill and intangible impairment charges of $24,269 and $57,942, respectively, to properly reflect the carrying value of these assets.

        In the future, if our projected discounted cash flows associated with our operating segments do not exceed the carrying value of their net assets, we may be required to record additional write downs of the carrying value of intangible assets or other long-lived assets associated with any of our operating segments, in which event our operating results, and the market price of our common stock may be materially adversely affected.

Summary of Recent Events:

  •
  On January 21, 2010, we completed a public offering of Company common stock at an offering price of $5.75 per share, raising net proceeds of approximately $53,300. A portion of the proceeds from the offering was used to repay $16,076 of outstanding indebtedness under our

    Bank of America debt agreements and $3,066 of outstanding indebtedness under our line of credit with Investors Community Bank ("ICB").

  •
  On March 1, 2010, we announced plans to expand our gearbox refurbishment capabilities through investment in a dedicated MW drivetrain service center in Abilene, Texas. The facility became fully operational in February, 2011 and offers refurbishment capacity and full-load testing for gearboxes up to 3 MW, with an annual capacity of approximately 500 MW.

  •
  On September 10, 2010, we announced the appointment of Jesse E. Collins, Jr. as executive vice president and chief operating officer of the Company. Mr. Collins is a wind industry veteran with over 15 years of manufacturing and operations experience, and most recently held the position of group president at Broadwind, responsible for the towers and logistics business units.

  •
  On September 29, 2010, we entered into Account Purchase Agreements with Wells Fargo Business Credit, a division of Wells Fargo Bank, N.A. ("Wells Fargo"). The aggregate facility limit under these agreements is $10,000. No amounts have been drawn under the agreements.

  •
  On December 1, 2010, Peter C. Duprey became president and chief executive officer of the Company and a member of our Board of Directors. Mr. Duprey has extensive renewable energy industry experience, most recently as chief executive officer of Acciona Energy North America Corporation. Mr. Duprey replaced J. Cameron Drecoll, who retired, and will provide technical advice and transition support to the Company under a consulting agreement.

  •
  On December 28, 2010, our Board of Directors approved a plan to divest the Company's investment in Badger. In connection with this decision, we have classified the business as a discontinued operation and recorded a $10,020 impairment charge. On March 4, 2011, we completed the sale of Badger to BTI Logistics, LLC ("BTI Logistics"). Proceeds from the sale included $1.0 million in cash, a $1.5 million secured promissory note and 100,000 shares of Broadwind common stock held by the buyer. In addition, BTI Logistics assumed approximately $2.9 million of debt and capital leases, plus approximately $1.6 million of operating lease obligations. The purchase price is subject to final working capital adjustments.

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2010 compared to the year ended December 31, 2009.

	For the Year Ended December 31,				2010 vs. 2009
	2010	% of Total	2009	% of Total	$ Change	% Change
Revenues	$136,896	100.0%	$184,798	100.0%	$(47,902)	(25.9)%
Cost of sales	134,950	98.6%	172,894	93.6%	(37,944)	(21.9)%

Gross profit	1,946	1.4%	11,904	6.4%	(9,958)	(83.7)%
Operating expenses
Selling, general and administrative expenses	27,404	20.0%	32,422	17.5%	(5,018)	(15.5)%
Impairment charges	40,777	29.8%	82,211	44.5%	(41,434)	(50.4)%
Intangible amortization	2,992	2.2%	9,524	5.2%	(6,532)	(68.6)%

Total operating expenses	71,173	52.0%	124,157	67.2%	(52,984)	(42.7)%

Operating loss	(69,227)	(50.6)%	(112,253)	(60.8)%	43,026	(38.3)%
Other (expense) income
Interest expense, net	(1,172)	(0.9)%	(2,174)	(1.2)%	1,002	(46.1)%
Other, net	486	0.4%	6,454	3.5%	(5,968)	(92.5)%

Total other (expense) income, net	(686)	(0.5)%	4,280	2.3%	(4,966)	(116.0)%

Net loss from continuing operations before benefit for income taxes	(69,913)	(51.1)%	(107,973)	(58.5)%	38,060	(35.2)%
Benefit for income taxes	(160)	(0.1)%	(947)	(0.6)%	787	(83.1)%

Loss from continuing operations	(69,753)	(51.0)%	(107,026)	(57.9)%	37,273	(34.8)%
Loss from discontinued operations, net of tax	(15,422)	(11.3)%	(3,093)	(1.7)%	(12,329)	398.6%

Net loss	$(85,175)	(62.3)%	$(110,119)	(59.6)%	$24,944	(22.7)%

Consolidated

        Total revenues decreased $47,902 or 26%, from $184,798 during the year ended December 31, 2009, to $136,896 during the year ended December 31, 2010. The decrease in revenues was primarily attributable to an 18% decline in our Towers segment revenue due mainly to a reduction in the price of the steel component included in the overall tower section price compared to the prior year. Our Gearing segment experienced decreases in wind and industrial gearing revenues of 21% and 29%, respectively, due primarily to reduced or delayed production orders in 2010 from key customers. Revenues in our Services segment decreased 56% due to the absence of a large blade program completed in 2009, and an overall reduction in technical services provided in 2010.

        Total cost of sales decreased $37,944 or 22%, from $172,894 during the year ended December 31, 2009, to $134,950 during the year ended December 31, 2010. The decrease in cost of sales within our Towers segment was primarily attributable to the 18% decline in revenues as compared to the prior year, as well as the absence of start-up and production costs for our new wind tower manufacturing facility in Abilene, Texas in 2009. The decrease in cost of sales within our Gearing segment was primarily due to the 24% decline in revenues compared to the prior year as well as enhanced production efficiencies during the second half of 2010. The decrease in cost of sales in our Services segment was due to lower direct labor costs for field technicians as a result of the 56% decline in revenues compared to the prior year.

        Selling, general and administrative expenses decreased from $32,422 during the year ended December 31, 2009, to $27,404 during the year ended December 31, 2010. The decrease was primarily attributable to cost reduction initiatives, namely the reduction of third party professional fees, implemented during 2010 to mitigate the effects of an overall decline in production volumes, the absence of charges incurred in 2009 associated with amendments to our credit agreement with Bank of America and reserves established in connection with a customer dispute in 2009.

        We review our goodwill balances for impairment on at least an annual basis and review our intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the asset's carrying value amount may not be recoverable. During the second quarter of 2010 the Company identified a triggering event associated with the continued deterioration in the financial performance within our Services segment. This triggering event required a revision of the Company's projection of future operating results and cash flows for this segment in light of the continued economic weakness in the wind energy industry. We performed our review of goodwill based on the carrying value of these assets as of June 30, 2010, and the estimate of fair value for each of our operating segments was based primarily on projected future results, cash flows and other assumptions. As a result of this review, we recorded a goodwill impairment charge of $4,561 at June 30, 2010 in our Services segment. During the fourth quarter of 2010, the Company identified triggering events associated with the Company's current period operating losses, its history of continued operating losses and its revised projections of operating results and cash flows developed as part of the strategic planning process. As a result, our review of other long-lived assets indicated that the carrying values of customer relationships, trade name and property and equipment within our Services segment were also impaired. Accordingly, we recorded an impairment charge during the fourth quarter of $22,890. In addition, following the Company's strategic planning meetings that took place in the fourth quarter 2010, we determined that our Brandon, South Dakota tower manufacturing facility was impaired and recorded an impairment charge to fixed assets of $13,326.

        Our 2009 impairment analysis indicated that the fair value of our goodwill and intangible assets related to our Gearing segment was less than the carrying value of these assets. Our analysis also indicated impairment to our customer relationship and trade name intangible assets in our Towers segment as a result of the merger of our industrial weldment business into our Towers segment in December 2009, and due to a revision in projected revenues and cash flows associated with these customer relationships. Accordingly, we recorded goodwill and intangible impairment charges of $24,269 and $57,942, respectively, to properly reflect the carrying value of these assets.

        Intangible amortization expense decreased from $9,524 during the year ended December 31, 2009, to $2,992 during the year ended December 31, 2010. The decrease was primarily due to a $6,015 reduction in amortization expense in our Gearing segment as a result of the impairment in 2009 to its customer relationship intangibles. In addition, amortization expense in our Services segment decreased $427 due to the impairment of its intangible assets as of October 31, 2010.

        Total other income, net, was $4,280 during the year ended December 31, 2009, compared to other expense, net, of $686 during the year ended December 31, 2010. The decrease was primarily attributable to the recognition of $5,082 in income related to an escrow agreement settlement with the former owners of Brad Foote during the second quarter of 2009.

        During the year ended December 31, 2009, we reported a benefit for income taxes of $947, compared to a benefit for income taxes of $160 during the year ended December 31, 2010. The decrease in income tax benefit for 2010 compared to 2009 was primarily attributable to a reduction in our deferred income tax liabilities in connection with the goodwill impairment charge recorded during 2009.

        Net loss from continuing operations decreased from $107,026 during the year ended December 31, 2009, to $69,753 during the year ended December 31, 2010, primarily as a result of the factors as described above.

        Net loss from discontinued operations, net of tax was $3,093 during the year ended December 31, 2009, compared to $15,422 during the year ended December 31, 2010. The 2010 loss included impairment charges of $10,020.

        Net loss decreased from $110,119 during the year ended December 31, 2009, to $85,175 during the year ended December 31, 2010, primarily as a result of the factors as described above.

Towers Segment

        The following table summarizes the Towers segment operating results for the years ended December 31, 2010 and 2009:

	Twelve Months Ended December 31,
	2010	2009
Revenues	$76,150	$93,316
Impairment charges	13,326	1,916
Operating loss	(11,436)	(499)
Operating margin	(15.0)%	(0.5)%

        Towers segment revenues declined $17,166, from $93,316 during the year ended December 31, 2009, to $76,150 during the year ended December 31, 2010. The reduction in sales is attributable to a 3% decline in tower section production and lower average tower prices reflecting, in part, 20% lower average steel costs.

        Towers segment operating loss increased by $10,937, from a loss of $499 during the year ended December 31, 2009, to a loss of $11,436 during the year ended December 31, 2010. The increased loss from operations was primarily attributable to a fixed asset impairment charge of $13,326 related to our investment in the Brandon, South Dakota tower facility. Additionally, a less profitable sales mix resulted in margin degradation of $2,819 as well as $965 in higher labor costs mainly associated with premium costs and inefficiencies that were incurred to support the increased production volume during the fourth quarter. These items were partially offset by the absence of $3,350 of start-up costs incurred in 2009 associated with our wind tower manufacturing facility in Abilene, Texas and a non-recurring impairment charge with respect to a customer relationship and trade name intangible in the aggregate amount of $1,916 taken in 2009. Towers operating margins deteriorated from (0.5%) during the year ended December 31, 2009 to (15%) during the year ended December 31, 2010, as a result of these factors.

Gearing Segment

        The following table summarizes the Gearing segment operating results for the years ended December 31, 2010 and 2009:

	Twelve Months Ended December 31,
	2010	2009
Revenues	$48,996	$64,518
Impairment charges	—	80,295
Operating loss	(13,678)	(97,058)
Operating margin	(27.9)%	(150.4)%

        Gearing segment revenues decreased $15,522, from $64,518 during the year ended December 31, 2009, to $48,996 during the year ended December 31, 2010. The decrease in revenues was primarily attributable to 21% and 29% declines in wind gearing and industrial revenues, respectively, due mainly to reduced or delayed production orders from key customers. The manufacture of wind turbine gearing, which typically accounts for the majority of our gearing revenues, continued to be negatively affected by reduced or delayed production orders from our key gearing customers, predominantly in the first half of the year, as well as ongoing challenges in the wind industry.

        Gearing segment operating loss decreased by $83,380, from $97,058 during the year ended December 31, 2009, to $13,678 during the year ended December 31, 2010. The decrease in operating loss was largely attributable to the absence of impairment charges of $80,295 recorded during 2009. As a result of the 2009 impairment recorded, the corresponding amortization expense decreased by approximately $6,000 in 2010 compared to 2009. These two factors were partially offset by the establishment of an environmental reserve of approximately $675 in 2010. Gearing operating margin was (150.4%) during the year ended December 31, 2009 compared to (27.9%) during the year ended December 31, 2010, due to these factors.

Services Segment

        The following table summarizes the Services segment operating results for the years ended December 31, 2010 and 2009:

	Twelve Months Ended December 31,
	2010	2009
Revenues	$12,090	$27,575
Impairment charges	27,451	—
Operating loss	(34,747)	$(610)
Operating margin	(287.4)%	(2.2)%

        Services segment revenues decreased $15,485, from $27,575 during the year ended December 31, 2009, to $12,090 during the year ended December 31, 2010. The decrease in revenues was primarily the result of the absence of a large blade program completed in 2009, a reduction in services provided in 2010 to two large clients due in part to their divestiture of wind farm sites and lower outsourced project activity overall.

        Services segment operating loss increased $34,137, from $610 during the year ended December 31, 2009, to $34,747 during the year ended December 31, 2010. The operating margin declined from (2.2%) in 2009 to (287.4%) in 2010. The deterioration in operating loss and operating margin were primarily attributable to the $5,100 adverse effect of reduced sales, a goodwill impairment charge of $4,561 recorded in the second quarter of 2010, an impairment charge of $22,890 related to customer relationships, trade name and property and equipment taken in fourth quarter of 2010, less favorable labor utilization during the first half of the year and start-up costs related to the Company's drivetrain service center in Abilene, Texas.

Corporate and Other

        Corporate and Other operating loss decreased $4,720 from $14,086 during the year ended December 31, 2009, to $9,366 during the year ended December 31, 2010. The decrease in operating loss was primarily attributable to a $2,930 reduction in professional fees associated with tax, accounting and legal services, as well as the absence of costs associated with an acquisition we did not complete during 2009. In addition, the decrease in operating loss was attributable to the absence of a $1,200 expense related to a customer dispute incurred in 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2009 compared to the year ended December 31, 2008.

	For the Year Ended December 31,
					2009 vs. 2008
		% of Total Revenue		% of Total Revenue
	2009		2008		$ Change	% Change
Revenues	$184,798	100.0%	$207,349	100.0%	$(22,551)	(10.9)%
Cost of sales	172,894	93.6%	175,653	84.7%	(2,759)	(1.6)%

Gross profit	11,904	6.4%	31,696	15.3%	(19,792)	(62.4)%
Operating expenses
Selling, general and administrative expenses	32,422	17.5%	40,516	19.5%	(8,094)	(20.0)%
Impairment charges	82,211	44.5%	2,409	1.2%	79,802	3312.7%
Intangible amortization	9,524	5.2%	10,645	5.1%	(1,121)	(10.5)%

Total operating expenses	124,157	67.2%	53,570	25.8%	70,587	131.8%

Operating loss	(112,253)	(60.8)%	(21,874)	(10.5)%	(90,379)	413.2%
Other income (expense)
Interest expense, net	(2,174)	(1.2)%	(2,104)	(1.0)%	(70)	3.3%
Other (expense), net	6,454	3.5%	(204)	(0.1)%	6,658	(3263.7)%

Total other income (expense), net	4,280	2.3%	(2,308)	(1.1)%	6,588	(285.4)%

Net loss from continuing operations before (benefit) provision for income taxes	(107,973)	(58.5)%	(24,182)	(11.6)%	(83,791)	346.5%
(Benefit) provision for income taxes	(947)	(0.6)%	1,096	0.6%	(2,043)	(186.4)%

Loss from continuing operations	(107,026)	(57.9)%	(25,278)	(12.2)%	(81,748)	323.4%
Loss from discontinued operations, net of tax	(3,093)	(1.7)%	(7)	0.0%	(3,086)	44085.7%

Net loss	$(110,119)	(59.6)%	$(25,285)	(12.2)%	$(84,834)	335.5%

Consolidated

        Total revenues decreased $22,551 or 11%, from $207,349 during the year ended December 31, 2008, to $184,798 during the year ended December 31, 2009. The decrease in revenues was primarily attributable to a 38% decline in gearing revenues, which was the result of a reduction in wind turbine gearing production as compared to the prior year. Revenues in our Services segment decreased 12% due to the completion of a large blade refurbishment project that did not recur during 2009. These declines were partially offset by a 29% increase in wind turbine tower revenues as a result of new customer orders and increased manufacturing capacity associated with our wind tower manufacturing facility in Abilene, Texas in January 2009.

        Total cost of sales decreased $2,759, from $175,653 during the year ended December 31, 2008, to $172,894 during the year ended December 31, 2009. The change in cost of sales was primarily the result of 30% and 10% declines in cost of sales within our Gearing and Services segments, respectively. The decrease in cost of sales in our Gearing segment was primarily attributable to the 38% decline in revenues as compared to the prior year. The decrease in cost of sales in our Services segment was due to lower direct labor costs for field technicians as a result of a 12% decline in revenues as compared to the prior year. The decrease in cost of sales was partially offset by an increase in cost of sales of 49% in our Towers segment. The increase in cost of sales within our Towers segment was primarily attributable to a higher percentage of steel included in the selling price of wind turbine towers manufactured, an increase in production costs related to higher production volumes and the inclusion of start-up and production costs for our wind tower manufacturing facility in Abilene, Texas.

        Selling, general and administrative expenses decreased from $40,516 during the year ended December 31, 2008, to $32,422 during the year ended December 31, 2009. The decrease was primarily attributable to cost reduction initiatives implemented during 2009 across all reportable segments to mitigate the effects of an overall decline in production volumes. These cost reduction initiatives were partially offset by an $806 increase in share-based compensation expense as a result of an increase in restricted stock units granted and professional fees and costs of $1,201 associated with amendments to our credit agreement with Bank of America.

        Our annual test of goodwill impairment as of October 31, 2009 indicated that the fair value of our goodwill and intangible assets related to our Gearing segment was less than the carrying value of these assets. Our analysis also indicated impairment to our trade name and customer relationship intangible assets in our Towers segment as a result of the merger of our industrial weldment business into our Towers segment in December 2009 and due to a revision in projected revenues and cash flows associated with this customer relationship. Accordingly, we recorded goodwill and intangible impairment charges of $24,269 and $57,942, respectively, to properly reflect the carrying value of these assets.

        Intangible amortization expense decreased from $10,645 during the year ended December 31, 2008, to $9,524 during the year ended December 31, 2009. The decrease was primarily due to a $1,203 reduction in amortization expense in our Gearing segment as a result of the impairment in 2009 to its customer relationship intangibles.

        Total other expense, net, was $2,308 during the year ended December 31, 2008, compared to other income, net, of $4,280 during the year ended December 31, 2009. The increase was primarily attributable to the recognition of $5,082 in income related to an escrow agreement settlement with the former owners of Brad Foote during the second quarter of 2009.

        During the year ended December 31, 2009 we reported a benefit for income taxes of $947 compared to a provision for income taxes of $1,096 during the year ended December 31, 2008. The increase in income tax benefit for 2009 compared to 2008 was primarily attributable to a reduction in our deferred income tax liabilities in connection with the goodwill impairment charge recorded during 2009.

        Net loss from continuing operations increased from $25,278 during the year ended December 31, 2008, to $107,026 during the year ended December 31, 2009, primarily as a result of the factors as described above.

        Net loss from discontinued operations, net of tax increased from $7 during the year ended December 31, 2008, to $3,093 during the year ended December 31, 2009. The effects of the economic downturn on the wind industry and competitive pricing pressure negatively affected the 2009 results.

        Net loss increased from $25,285 during the year ended December 31, 2008, to $110,119 during the year ended December 31, 2009, primarily as a result of the factors as described above.

Towers Segment

        The following table summarizes the Towers segment operating results for the years ended December 31, 2009 and 2008:

	Twelve Months Ended December 31,
	2009	2008
Revenues	$93,316	$72,561
Impairment charges	1,916	2,409
Operating (loss) income	(499)	5,813
Operating margin	(0.5)%	8.0%

        Towers segment revenues increased $20,755, from $72,561 during the year ended December 31, 2008, to $93,316 during the year ended December 31, 2009. Approximately 21% of the increase in revenues was attributable to an increase in materials included in the selling price of wind turbine towers manufactured. Additionally, revenues increased by approximately 28% in connection with new customer agreements and the corresponding increase in production volumes at our Manitowoc, Wisconsin and Abilene, Texas facilities.

        Despite higher revenues, the segment incurred an operating loss of $499 due in part to the impairment charge with respect to a customer relationship and trade name intangible in the aggregate amount of $1,916. The trade name intangible impairment charge was attributable to the merger of our specialty weldment operations into our Towers segment in December 2009, and the customer relationship intangible impairment was due to a revision in projected revenues and cash flows associated with this customer relationship. The decrease in operating income and operating margin was also due to production inefficiencies and increased travel and administrative expenses of approximately $3,350 associated with the start-up of our wind tower manufacturing facility in Abilene, Texas, and our operating margins were negatively impacted by approximately $4,200 due to less profitable customer contracts as compared to the prior year.

Gearing Segment

        The following table summarizes the Gearing segment operating results for the years ended December 31, 2009 and 2008:

	Twelve Months Ended December 31,
	2009	2008
Revenues	$64,518	$104,553
Impairment charges	80,295	—
Operating loss	(97,058)	(6,614)
Operating margin	(150.4)%	(6.3)%

        Gearing segment revenues decreased $40,035, from $104,553 during the year ended December 31, 2008, to $64,518 during the year ended December 31, 2009. The decrease in revenues was primarily attributable to 46% and 27% declines in wind gearing and industrial revenues, respectively. The manufacture of wind turbine gearing, which typically accounts for the majority of our gearing revenues, continued to be negatively affected by reduced or delayed production orders from our key gearing customers.

        Gearing operating loss increased $90,444, from $6,614 during the year ended December 31, 2008, to $97,058 during the year ended December 31, 2009. The increase in operating loss was largely attributable to impairment charges of $80,295 recorded during 2009. The impairment charges were the result of a revision in our estimates of future results of operations and associated cash flows due to a decline in production volumes. Additionally, the increase in operating loss was also the result of a continued decline in wind gearing production volumes, which resulted in direct labor and manufacturing overhead inefficiencies and under-absorption of fixed operating costs. Material costs were $3,972 higher due to additional product rework costs and scrap associated with specification adjustments for new wind gearing production orders. The increase in operating loss was also impacted by higher depreciation expense of $1,792 associated with capital investments made in 2008, and expenses and fees of $1,201 incurred in connection with the negotiation of amendments to our credit facility with Bank of America, partially offset by lower outside service expenses associated with a reduced level of activity and lower selling, general and administrative expenses due to cost reduction initiatives. Gearing operating margins deteriorated from (6.3%) during the year ended December 31, 2008 to (150.4%) during the year ended December 31, 2009, as a result of these factors.

Services Segment

        The following table summarizes the Services segment operating results for the years ended December 31, 2009 and 2008:

	Twelve Months Ended December 31,
	2009	2008
Revenues	$27,575	$31,249
Impairment charges	—	—
Operating loss	(610)	(1,822)
Operating margin	(2.2)%	(5.8)%

        Services segment revenues decreased $3,674, from $31,249 during the year ended December 31, 2008, to $27,575 during the year ended December 31, 2009. The decrease in revenues was primarily the result of 9% and 16% declines in our technical services and precision repair and engineering service revenues, respectively, during the year ended December 31, 2009. The decline in our technical services revenues was the result of a continued slowdown in operations and maintenance services performed for wind farm owners and operators, particularly in the fourth quarter of the year. The decline in engineering services revenues primarily relates to a decision by one of our large service customers to in-service work which was previously contracted to us.

        Services segment operating loss improved $1,212, from $1,822 during the year ended December 31, 2008, to $610 during the year ended December 31, 2009. The operating margin improved from (5.8%) in 2008 to (2.2%) in 2009. The improvements in operating loss and operating loss margin were primarily attributable to cost reduction initiatives to align our administrative and field technicians cost structures as a result of the reduction in service contracts during the year ended December 31, 2009.

Corporate and Other

        Corporate and Other operating loss improved $5,165, from $19,251 during the year ended December 31, 2008, to $14,086 during the year ended December 31, 2009. The decrease in operating loss was primarily attributable to a $4,279 reduction in professional fees associated with due diligence and acquisition-related costs incurred in connection with acquisitions we did not complete during 2008 and also related to Sarbanes-Oxley and other compliance initiatives, in addition to an $882 reduction in bad debt expense.

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

Revenue Recognition

        We recognize revenue when the earnings process is complete and when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable, collectability is reasonably assured and delivery has occurred per the terms of the contract. Customer deposits and other receipts are deferred and recognized when the revenue is realized and earned.

        In some instances, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. We recognize revenue under these arrangements only when the buyer requests the bill and hold arrangement, a fixed schedule for delivery exists, the ordered goods are segregated from inventory and not available to fill orders and the goods are complete and ready for shipment. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

Warranty Liability

        We provide warranty terms that generally range from one to seven years for various products relating to workmanship and materials supplied by us. In certain contracts, we have recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions.

Inventories

        Inventories are stated at the lower of cost or market. We have recorded a reserve for excess of cost over market value in our inventory allowance. Market value of inventory, and management's judgment of the need for reserves, encompasses consideration of other business factors including physical condition, inventory holding period, contract terms, and usefulness. Inventories are valued based on an average cost method, which approximates the first-in, first-out (FIFO) basis.

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

        If our fair value estimates or related assumptions change in the future, we may be required to record additional impairment charges related to intangible assets.

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

        In evaluating the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to property and equipment and other long-lived assets.

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

Recent Accounting Pronouncements

        The following is a listing of recent accounting standards issued by the Financial Accounting Standards Board (the "FASB") and their effect on the Company.

        In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06, Fair Value Measurements and Disclosures (Topic 820). ASU 2010-06 provides additional disclosure requirements related to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Disclosure requirements applicable to Level 3 transactions are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years, with early adoption permitted. The portion of ASU 2010-06 that was effective beginning after December 15, 2009 did not have a material effect on our financial position, results of operations or cash flows. Additionally, we do not anticipate that the disclosure requirements applicable to Level 3 transactions that are effective for fiscal years beginning after December 15, 2010 will have a material effect on our financial position, results of operations or cash flows.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

        At December 31, 2010, cash and cash equivalents totaled $15,331, compared to our cash and cash equivalents which totaled $4,701 at December 31, 2009. In January 2010, we sold ten million newly issued shares of our common stock for proceeds of approximately $54,625, net of underwriting discounts. Additionally, the completion of our equity offering enabled us to use a portion of these proceeds to reduce our outstanding indebtedness. In January 2010, we repaid outstanding indebtedness due to Bank of America and ICB in the amounts of $16,076 and $3,066, respectively. The repayment of this indebtedness reduced our future debt service requirements, and eliminated subsidiary-specific financial covenant requirements and asset liens. We used the remainder of these proceeds for general operating purposes and specific capital expenditures, specifically to help us start our drivetrain service center.

        In September 2010, the Company's domestic subsidiaries ("Subsidiaries") entered into account purchase agreements (the "AP Agreements") with Wells Fargo. The aggregate facility limit of the AP Agreements is $10,000. At December 31, 2010, no amounts were drawn under the AP Agreements, and we had the ability to borrow up to $10,000, subject to maintaining a month-end minimum total cash balance of $5,000.

        Our ability to make scheduled payments on our debt and other financial obligations will depend on our future financial and operating performance. However, if sales and subsequent collections from several of our large customers, as well as revenues generated from new customer orders, are not materially consistent with management's expectations, we may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to us. Furthermore, if we are unable to obtain additional capital, we will likely be required to delay, reduce the scope of or eliminate our plans for expansion and growth, and this could affect our overall operations. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require financial covenants or other restrictions. While we believe that we will continue to have sufficient cash flows to operate our businesses and meet our financial debt covenants, there can be no assurances that our operations will generate sufficient cash or that credit facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Sources and Uses of Cash

Operating Cash Flows

        During the year ended December 31, 2010, net cash flows used in operating activities totaled $10,807, compared to net cash provided by operating activities of $4,611 for the year ended December 31, 2009. The decrease in net cash provided by operating activities as compared to the prior year was primarily attributable to an increase in our inventory balances. The increase in inventories was the result of replenishing raw material inventories to meet current production needs.

Investing Cash Flows

        During the years ended December 31, 2010 and 2009, net cash used in investing activities totaled $5,015 and $11,952, respectively. The decrease in net cash used in investing activities as compared to the prior year was primarily attributable to a reduction in capital expenditures due to the completion of certain capital projects initiated in prior years. During the year ended December 31, 2009, we made capital expenditures totaling $11,271, which primarily related to the construction of our wind tower manufacturing facility in Abilene, Texas. During the year ended December 31, 2010, we made capital expenditures totaling $6,893, primarily related to equipment purchases for our newly constructed wind tower manufacturing facility in Brandon, South Dakota and purchases related to our drivetrain service center in Abilene, Texas. Cash flows from investing activities also increased $1,840 during the year ended December 31, 2010, due to the release of a security interest as part of the conversion of the Construction Loan into the Great Western Term Loan (as such terms are defined below).

Financing Cash Flows

        During the year ended December 31, 2010, net cash provided by financing activities totaled $32,637, compared to net cash used by financing activities of $2,326 for the year ended December 31, 2009. The increase in net cash provided by financing activities as compared to the prior year was attributable to the equity offering we completed in January 2010, in which we sold 10,000,000 newly issued shares of our common stock for approximately $54,625, net of underwriting discounts. Partially offsetting the increase in net cash provided by financing activities was higher payments on lines of credit and notes payable. The decrease in lines of credit and notes payable was primarily due to the repayment of outstanding indebtedness due to Bank of America and ICB in the aggregate amount of $19,142 in January 2010.

Credit Facilities

Bank of America Debt (Repaid)

        In connection with our acquisition of Brad Foote in October 2007, we assumed outstanding debt and available lines of credit totaling approximately $25,500 under various secured debt facilities (the "BOA Debt Facilities") with Bank of America. As of December 31, 2009, the total principal amount outstanding under the BOA Debt Facilities was approximately $15,964, and the effective per annum interest rate was 7%. On January 22, 2010, (i) Brad Foote repaid all of the outstanding principal and interest under the BOA Debt Facilities in the aggregate amount of approximately $16,076 from proceeds of the public offering of common stock; and (ii) the BOA Debt Facilities were terminated.

Investors Community Bank Credit Line (Expired March 12, 2010)

        In October 2007, Tower Tech obtained a secured line of credit (the "ICB Line") from ICB in the amount of $2,500, which was subsequently increased to $5,500 on March 21, 2008. On March 13, 2009, ICB agreed to extend the maturity date of the ICB Line to March 13, 2010. Pursuant to a Master Amendment dated as of December 30, 2009 among ICB, Tower Tech and Broadwind (as guarantor)

(the "Master Amendment"), the amount of the ICB Line was increased to $6,500, subject to borrowing base availability. Tower Tech repaid all of the outstanding indebtedness under the ICB Line in the amount of $3,066 on January 26, 2010, and allowed the ICB Line to expire on March 13, 2010.

Investors Community Bank—Notes

        On April 7, 2008, RBA executed four (4) promissory notes with ICB (the "ICB Notes") in the aggregate principal amount of approximately $3,781, as follows: (i) a term note in the maximum principal amount of approximately $421, bearing interest at a per annum rate of 6.85%, with a maturity date of October 5, 2012; (ii) a term note in the maximum principal amount of $700, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; (iii) a term note in the maximum principal amount of $928, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; and (iv) a line of credit note in the maximum principal amount of $1,732, bearing interest at a per annum rate of 4.48% until May 1, 2008 and thereafter at the London Interbank Offered Rate ("LIBOR") plus 1.75%, with a maturity date of April 5, 2009 (the "Line of Credit Note"). The Line of Credit Note was subsequently modified on March 13, 2009 to extend the maturity date to March 13, 2010 and to change the interest rate to the greater of (A) 5% or (B) prime. The ICB Notes provide for multiple advances, and were secured by substantially all of the assets of RBA.

        Pursuant to the merger of RBA into Tower Tech on December 31, 2009, Tower Tech became the successor by merger to RBA's interest in the loans from ICB to RBA evidenced by the ICB Notes (other than the Line of Credit Note, which was repaid in full in January 2010). Pursuant to the Master Amendment, Tower Tech agreed to maintain a minimum debt service coverage ratio in addition to certain other requirements. The Master Amendment was amended as of December 30, 2010, (i) to delete the requirements that Tower Tech maintain a collateral account as security for the obligations under the ICB Notes and that no additional loans or leases would be entered into by Tower Tech without the prior approval of ICB, and (ii) to replace the requirement that Tower Tech maintain its primary deposit accounts with ICB with the requirement that Tower Tech maintain with ICB a depository relationship of not less than $700, with such funds to be deposited into a money market account or certificate of deposit by no later than January 7, 2011. As of December 31, 2010, (i) Tower Tech was in compliance with all covenants under its credit facilities with ICB, (ii) the total amount of outstanding indebtedness under the remaining ICB Notes was $1,371 and (iii) the effective per annum interest rate under the remaining ICB Notes was 5.81%.

Great Western Bank Loan

        On April 28, 2009, Tower Tech entered into a Construction Loan Agreement with Great Western Bank ("GWB"), pursuant to which GWB agreed to provide up to $10,000 in financing (the "Construction Loan") to fund construction of Tower Tech's wind tower manufacturing facility in Brandon, South Dakota (the "Facility"). Pursuant to a Change in Terms Agreement dated April 5, 2010 between GWB and Tower Tech, the Construction Loan was converted to a term loan (the "Great Western Term Loan") providing for monthly payments of principal plus interest, extending the maturity date to November 5, 2016, reducing the principal amount to $6,500, and changing the per annum interest rate to 8.5%. Tower Tech was required to pay a 1.0% origination fee upon the conversion.

        The Great Western Term Loan is secured by a first mortgage on the Facility and all fixtures and proceeds relating thereto, pursuant to a Mortgage and a Commercial Security Agreement, each between Tower Tech and GWB, and by a Commercial Guaranty from the Company. In addition, the Company has agreed to subordinate all intercompany debt with Tower Tech to the Great Western Term Loan. The Great Western Term Loan contains representations, warranties and covenants that are customary for a term financing arrangement and contains no financial covenants. As of December 31, 2010, the total outstanding indebtedness under the Great Western Term Loan was $5,750.

Wells Fargo Account Purchase Agreements

        On September 29, 2010, the Subsidiaries entered into AP Agreements with Wells Fargo. Under the AP Agreements, Wells Fargo will advance funds against certain receivables arising from sales of the Subsidiaries' products and services. In connection with the entry into the AP Agreements, the Company and each Subsidiary have executed guaranties (including cross-guaranties) in favor of Wells Fargo. With respect to the Subsidiaries, the AP Agreements contain provisions providing for cross-defaults and cross-collateralization. In addition, each Subsidiary has granted to Wells Fargo a security interest against all financed receivables and related collateral. Prior to entering into the AP Agreements, there was no material relationship between the Company, the Subsidiaries and Wells Fargo.

        Under the terms of the AP Agreements, Wells Fargo will advance approximately 80% of the face value of eligible receivables to the Subsidiaries. Wells Fargo will have full recourse to the Subsidiaries for collection of the financed receivables. The aggregate facility limit of the AP Agreements is $10,000. For Wells Fargo's services under the AP Agreements, the Subsidiaries have agreed to pay Wells Fargo (i) a floating discount fee of the then-prevailing LIBOR plus 3.75% per annum, (ii) an annual facility fee of 1% of the aggregate facility limit, and (iii) an annual unused line fee of 0.042% on the portion of the credit facility which is unused. The initial term of the AP Agreements ends on September 29, 2013. If the AP Agreements are terminated prior to this date, an early termination fee of up to 3% of the aggregate facility limit may apply. At December 31, 2010, no amounts were drawn under the AP Agreements, and the Subsidiaries had the ability to borrow up to $10,000, subject to maintaining a month-end minimum total cash balance of $5,000.

        In connection with the sale of Badger to a third party purchaser on March 4, 2011, the AP Agreement between Badger and Wells Fargo and the guaranty provided by Badger to Wells Fargo with respect to the other AP Agreements were each terminated, pursuant to an Omnibus Amendment to Account Purchase Agreements and Guaranties dated as of March 4, 2011, by and among the Company, the Subsidiaries and Wells Fargo.

Selling Shareholder Notes

        On May 26, 2009, the Company entered into a settlement agreement (the "Settlement Agreement") with the former owners of Brad Foote (the "Selling Shareholders"), including J. Cameron Drecoll, who served as our Chief Executive Officer and a member of our Board of Directors until December 1, 2010. The Settlement Agreement related to the post-closing escrow established in connection with our acquisition of Brad Foote. Under the terms of the Settlement Agreement, among other terms, we issued three promissory notes to the Selling Shareholders in the aggregate principal amount of $3,000 (the "Selling Shareholder Notes"). The Selling Shareholder Notes mature on May 28, 2012 and bear interest at a rate of 7% per annum, with interest payments due quarterly. The Selling Shareholder Note issued to Mr. Drecoll in the principal amount of $2,320 and pursuant to the terms of the Settlement Agreement is deemed by us to be a related party transaction. As of December 31, 2010, principal of $3,000 and accrued interest of $53 were outstanding under the Selling Shareholder Notes. We have accounted for the Selling Shareholder Notes as long-term debt in our consolidated balance sheets as of December 31, 2010.

Contractual Obligations

        The following table sets forth, as of December 31, 2010, minimum future cash payments due under contractual obligations, including, among others, our debt and credit agreements, non-cancelable operating and capital lease agreements and purchase commitments as follows:

	2011	2012	2013	2014	2015	2016 & Thereafter	Total
Debt and credit agreements (1)	$1,577	$4,550	$1,330	$1,176	$1,178	$1,437	$11,248
Estimated interest payments (2)	785	553	330	233	149	54	2,104
Operating lease obligations	4,270	3,666	2,468	2,142	1,601	3,915	18,062
Capital lease obligations (3)	1,172	1,054	908	—	—	—	3,134
Purchase commitments	2,610	—	—	—	—	—	2,610

Total contractual cash obligations	$10,414	$9,823	$5,036	$3,551	$2,928	$5,406	$37,158

(1)
Debt and credit agreements represent the minimum future principal payments due under our outstanding contractual obligations.

(2)
Interest payments represent an amount calculated for expected interest payments due under our outstanding debt and credit agreements. Assumptions used to derive these amounts were based upon current interest rates as of December 31, 2010, required minimum principal payments due, and maturity of our debt and credit agreements per our contractual agreements. Actual interest payments could vary materially from those set out in this table.

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

        Operating Lease Obligations.    We lease a number of our facilities and certain equipment under operating leases expiring at various dates through 2023. Lease terms generally range from 3 to 15 years with renewal options for extended terms. The amounts in the table above represent future minimum lease payments for non-cancelable operating leases.

        Capital Lease Obligations.    We have capital lease obligations related to certain manufacturing equipment and vehicles expiring at various dates through 2013. As of December 31, 2010, the balance of our outstanding capital lease obligations was approximately $3,134, which includes accrued interest of approximately $366.

        Purchase Commitments.    Purchase commitments represent remaining payments due on equipment purchase contracts related to the construction of our Brandon, South Dakota wind tower manufacturing facility as well as equipment purchase orders associated with our drivetrain service center located in Abilene, Texas.

Off-Balance Sheet Arrangements

        During April 2009, Tower Tech entered into a sale-leaseback agreement with Varilease, Finance, Inc. ("Varilease"), whereby Tower Tech sold certain equipment to Varilease in exchange for $2,935 in cash and agreed to lease the equipment back from Varilease for a certain period of time. The primary purpose of this arrangement was to provide additional liquidity for meeting working capital requirements. The lease agreement is for a three-year period with rental payments of $85 due monthly. In addition, the sale of the assets resulted in a gain on disposition of $40, which is being amortized to other income in our statement of operations over the life of the operating lease.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to financial market risks, which include changes in interest rates on our variable rate obligations (of which we have none outstanding as of December 31, 2010), credit risks on accounts receivable and raw material price fluctuations.

Interest Rate Exposure

        As of December 31, 2010, all of our third party borrowings under our debt and credit agreements bear annual interest at fixed interest rates; therefore we had no interest rate exposure. The outstanding borrowings under variable rate obligations were $10,601 as of December 31, 2009.

Credit Risk Exposure

        We are exposed to credit risk on our accounts receivable balances and cash balances. Historically, our accounts receivable are highly concentrated with a select number of customers. During the years ended December 31, 2010 and 2009, our five largest customers accounted for approximately 78% and 73%, respectively, of consolidated revenues. Additionally, as of December 31, 2010 and 2009, our five largest customers comprised approximately 79% and 65%, respectively, of our outstanding accounts receivable balances. We are also exposed to potentially significant credit risk as our cash deposits often exceed the federally insured amounts. To address this we adhere to a formal investment policy which requires us to invest excess cash in efforts to diversify our cash away from any single financial institution.

Commodity Risk Exposure

        We are dependent upon the supply of certain raw materials used in our production processes, and these raw materials are exposed to price fluctuations on the open market. The primary raw material we use is steel. To reduce price risk caused by market fluctuations, we have incorporated price adjustment clauses in certain sales contracts. Management believes a hypothetical 10% change in the price of steel and other raw materials would not have a significant effect on our consolidated results of operations or cash flows because these costs are generally passed through to our customers.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

        As of December 31, 2009, management determined that, we did not maintain effective internal control over financial reporting due to the previously reported material weakness related to non-routine revenue transactions, and the related accounting treatment of those transactions was not appropriately reviewed to ensure compliance with accounting principles generally accepted in the U.S. ("GAAP") at our Gearing segment.

        We have made enhancements to our internal control structure to address our previously disclosed material weakness. We hired additional experienced and qualified financial professionals to strengthen our accounting and financial controls functions, implemented enhancements to our monthly financial reporting, developed enhancements to our overall reporting procedures and continued to enhance our control environment. Enhancements included improved procedures for the tracking and reconciliation of revenue transactions and enhanced due diligence by corporate personnel over month end reporting. We have also upgraded our enterprise resource planning software and server databases. These changes were tested during the fourth quarter of 2010 and were found to be effective.

Report of Management on Internal Control Over Financial Reporting

        The management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

        The management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on this assessment, management determined that, as of December 31, 2010, our internal control over financial reporting is effective.

        Grant Thornton LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as stated in its report.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

        With the exception of the description of our Code of Ethics and Business Conduct below, the information required by this item is incorporated herein by reference from the discussion under the headings "Directors and Director Compensation," "Corporate Governance" and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders (the "2011 Proxy Statement").

Code of Ethics

        We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, executive officers and senior financial officers (including our principal executive officer, principal financial officer, principal accounting officer, controller, and any person performing similar functions). The Code of Ethics and Business Conduct is available on our website at www.bwen.com under the caption "Investors" and is available in print, free of charge, to any stockholder who sends a request for a paper copy to Broadwind Energy, Inc., Attn: Investor Relations, 47 East Chicago Avenue, Suite 332, Naperville, IL 60540. Broadwind intends to include on our website any amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11.    EXECUTIVE COMPENSATION

        Information regarding director and executive compensation is incorporated by reference from the discussion under the headings "Directors and Director Compensation" and "Compensation Discussion and Analysis" in the 2011 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Certain of the information required by this item is incorporated herein by reference from the discussion under the heading "Security Ownership of Certain Beneficial Holders and Management" in the 2011 Proxy Statement.

        The following table provides information as of December 31, 2010, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,630,095	(1)	$6.71	3,514,040	(2)

Total	1,630,095		$6.71	3,514,040

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference from the discussion under the headings "Certain Transactions and Business Relationships" and "Corporate Governance" in our 2011 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference from the discussion under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm" in our 2011 Proxy Statement.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.     Financial Statements

        The financial statements listed on the Index to Financial Statements (page 49) are filed as part of this Annual Report.

2.     Financial Statement Schedules

        These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.     Exhibits

        The exhibits listed on the Index to Exhibits (pages 93 through 98) are filed as part of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Broadwind Energy, Inc.

        We have audited Broadwind Energy, Inc.'s (a Delaware Corporation) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Broadwind Energy, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Broadwind Energy, Inc.'s internal control over financial reporting based on our audit.

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

        In our opinion, Broadwind Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Broadwind Energy, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP
Chicago, Illinois
March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Broadwind Energy, Inc.

        We have audited the accompanying consolidated balance sheets of Broadwind Energy, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadwind Energy, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

        We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Broadwind Energy, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP
Chicago, Illinois
March 16, 2011

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,331	$4,701
Restricted cash	170	2,010
Accounts receivable, net	21,427	21,487
Inventories, net	17,739	8,825
Prepaid expenses and other current assets	3,476	4,549
Assets held for sale	6,847	2,004

Total current assets	64,990	43,576

Property and equipment, net	106,317	129,619
Goodwill	—	4,561
Intangible assets, net	10,073	32,401
Long-term assets held for sale	—	17,993
Other assets	2,126	3,338

TOTAL ASSETS	$183,506	$231,488

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$140	$10,717
Current maturities of long-term debt	1,437	7,782
Current portions of capital lease obligations	966	882
Accounts payable	22,342	14,499
Accrued liabilities	6,515	6,679
Customer deposits	8,881	10,199
Liabilities held for sale	4,221	1,984

Total current liabilities	44,502	52,742

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	9,671	13,396
Long-term capital lease obligations, net of current portions	1,802	2,749
Interest rate swap agreements	—	253
Deferred income tax liabilities	—	403
Long-term liabilities held for sale	—	4,409
Other	1,335	1,941

Total long-term liabilities	12,808	23,151

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 107,112,817 and 96,701,127 shares issued and outstanding as of December 31, 2010 and 2009, respectively	107	97
Additional paid-in capital	356,545	300,779
Accumulated deficit	(230,456)	(145,281)

Total stockholders' equity	126,196	155,595

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$183,506	$231,488

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008
Revenues	$136,896	$184,798	$207,349
Cost of sales	134,950	172,894	175,653

Gross profit	1,946	11,904	31,696

OPERATING EXPENSES:
Selling, general and administrative	27,404	32,422	40,516
Impairment charges	40,777	82,211	2,409
Intangible amortization	2,992	9,524	10,645

Total operating expenses	71,173	124,157	53,570

Operating loss	(69,227)	(112,253)	(21,874)

OTHER (EXPENSE) INCOME, net:
Interest expense, net	(1,172)	(2,174)	(2,104)
Other income (expense), net	486	6,454	(204)

Total other (expense) income, net	(686)	4,280	(2,308)

Net loss from continuing operations before (benefit) provision for income taxes	(69,913)	(107,973)	(24,182)
(Benefit) provision for income taxes	(160)	(947)	1,096

LOSS FROM CONTINUING OPERATIONS	(69,753)	(107,026)	(25,278)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(15,422)	(3,093)	(7)

NET LOSS	$(85,175)	$(110,119)	$(25,285)

NET LOSS PER COMMON SHARE—BASIC AND DILUTED:
Loss from continuing operations	$(0.66)	$(1.11)	$(0.28)
Loss from discontinued operations	(0.14)	(0.03)	—

Net Loss	$(0.80)	$(1.14)	$(0.28)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—Basic and diluted	106,272	96,574	89,899

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock
					Interest in Variable Interest Entity
	Shares Issued and Outstanding	Issued Amount	Additional Paid-in Capital	Accumulated Deficit		Total
BALANCE, December 31, 2007	76,260,912	$76	$133,033	$(9,877)	$1,304	$124,536
Stock issued for restricted stock	7,500	—	—	—	—	—
Stock issued for the acquisition of Energy Maintenance Service, LLC	1,629,834	2	13,819	—	—	13,821
Stock issued for the acquisition of Badger Transport, Inc.	581,959	1	5,999	—	—	6,000
Stock issued for the conversion of related-party notes	3,333,332	3	24,997	—	—	25,000
Stock issued in private equity placements, net of costs of $336	14,656,878	14	117,375	—	—	117,389
Share-based compensation	—	—	1,999	—	—	1,999
Reclassification of variable interest entity	—	—	—	—	(1,304)	(1,304)
Net loss	—	—	—	(25,285)	—	(25,285)

BALANCE, December 31, 2008	96,470,415	$96	$297,222	$(35,162)	$—	$262,156

Stock issued under stock option plans	91,940	—	675	—	—	675
Stock issued for restricted stock	129,715	1	—	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	9,057	—	76	—	—	76
Share-based compensation	—	—	2,806	—	—	2,806
Net loss	—	—	—	(110,119)	—	(110,119)

BALANCE, December 31, 2009	96,701,127	$97	$300,779	$(145,281)	$—	$155,595

Stock issued under equity offering (net of offering costs of $1,278)	10,000,000	10	53,337	—	—	53,347
Stock issued for restricted stock	126,710	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	284,980	—	684	—	—	684
Share-based compensation	—	—	1,745	—	—	1,745
Net loss	—	—	—	(85,175)		(85,175)

BALANCE, December 31, 2010	107,112,817	$107	$356,545	$(230,456)	$—	$126,196

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,175)	$(110,119)	$(25,285)
Loss from discontinued operations	15,422	3,093	7

Loss from continuing operations	(69,753)	(107,026)	(25,278)
Adjustments to reconcile net cash provided (used in) by operating activities:
Depreciation and amortization expense	16,463	22,696	20,090
Impairment charges	40,777	82,211	2,409
Change in fair value of interest rate swap agreements	(253)	(330)	194
Deferred income taxes	1,338	(813)	535
Stock-based compensation	1,745	2,805	1,999
Allowance for doubtful accounts	(1,142)	248	(1,675)
Loss on disposal of assets	70	165	113
Changes in operating assets and liabilities:
Accounts receivable	1,202	13,928	(16,479)
Inventories	(8,914)	32,896	(28,246)
Prepaid expenses and other current assets	1,072	163	(1,268)
Accounts payable	7,565	(24,556)	21,649
Accrued liabilities	(332)	(5,311)	2,442
Customer deposits	(1,317)	(10,627)	19,674
Other non-current assets and liabilities	672	(1,838)	(61)

Net cash (used in) provided by operating activities of continued operations	(10,807)	4,611	(3,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	—	—	(23,125)
Purchases of property and equipment	(6,893)	(11,271)	(79,092)
Proceeds from disposals of property and equipment	38	829	40
Decrease (increase) in restricted cash	1,840	(1,510)	—

Net cash used in investing activities of continued operations	(5,015)	(11,952)	(102,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	53,347	675	117,390
Common stock issued under defined contribution 401(k) plan	684	76	—
Payments on lines of credit and notes payable	(21,231)	(11,810)	(5,604)
Payments on related party notes payable	—	—	(1,365)
Proceeds from lines of credit and notes payable	700	5,952	9,075
Proceeds from sale-leaseback transactions	—	2,980	—
Proceeds from deposits on equipment	—	665	—
Principal payments on capital leases	(863)	(864)	(307)

Net cash provided by (used in) financing activities of continued operations	32,637	(2,326)	119,189

DISCONTINUED OPERATIONS:
Operating cash flows	(2,666)	(1,687)	1,756
Investing cash flows	(113)	(568)	(4,519)
Financing cash flows	(3,003)	1,498	(877)

Net cash provided by (used in) discontinued operations	(5,782)	(757)	(3,640)

Add: Cash balance of discontinued operations, beginning of period	127	1,246	—
Less: Cash balance of discontinued operations, end of period	530	127	1,246
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	10,630	(9,305)	8,224
CASH AND CASH EQUIVALENTS, beginning of the year	4,701	14,006	5,782

CASH AND CASH EQUIVALENTS, end of the year	$15,331	$4,701	$14,006

Supplemental cash flow information:
Interest paid, net of capitalized interest	$1,171	$1,913	$3,255
Income taxes paid	$38	$505	$28
Non-cash investing and financing activities:
Common stock issued for acquisitions	$—	$—	$19,821
Conversion of related party notes payable to equity	$—	$—	$25,000
Issuance of restricted stock grants	$803	$936	$214
Common stock issued under defined contribution 401(k) plan	$684	$76	$—

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Broadwind Energy Inc. (the "Company") provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the U.S. The Company's most significant presence is within the U.S. wind industry, where the Company believes it is the only independent company that offers its breadth of products and services to the market. The Company's product and service portfolio provides our customers, including wind turbine manufacturers, wind farm developers and wind farm operators, with access to a broad array of component and service offerings. Outside of the wind market, the Company provides precision gearing and specialty weldments to industrial customers, particularly in the energy, mining and infrastructure sectors.

        In December 2009, the Company revised its reporting segment presentation into four reportable operating segments: Towers, Gearing, Technical and Engineering Services, and Logistics. In December of 2010, the Company's Board of Directors approved a plan to divest its Logistics business segment; consequently, this business unit is now reported as a Discontinued Operation and the Company has revised its segment presentation to include three reportable operating segments: Towers, Gearing, and Services (previously Technical and Engineering Services). All current and prior period financial results have been revised to reflect these changes. See Note 19 "Segment Reporting" of these consolidated financial statements for further discussion of reportable segments.

Liquidity

        The Company has a limited history of operations and has incurred operating losses since inception. The Company anticipates that current cash resources and cash to be generated from operations in 2011 will be adequate to meet the Company's liquidity needs for at least the next twelve months. As discussed further in Note 10, "Debt and Credit Agreements" of these consolidated financial statements, the Company is obligated to make principal payments on outstanding debt totaling $1,577 during 2011, and is obligated to make purchases of $2,610 under purchase commitments described in Note 12, "Commitments and Contingencies" of these consolidated financial statements. If sales and subsequent collections from several of the Company's large customers, as well as revenues generated from new customer orders, are not materially consistent with management's plans, the Company may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to the Company, which could affect its overall operations. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require financial covenants or other restrictions on the Company. There can be no assurances the Company's efforts to obtain sufficient cash flow will be successful.

Towers

        The Company manufactures towers for wind turbines, specifically the large and heavier wind towers that are designed for 2 megawatt ("MW") and larger wind turbines. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. wind resource regions. The two facilities have a combined annual tower production capacity of approximately 500 towers, sufficient to support turbines generating more than 1200 MW of power. This

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

product segment also encompasses the manufacture of specialty fabrications and heavy weldments for wind energy and other industrial customers.

Gearing

        The Company manufactures high precision gearing systems for wind turbines and custom-engineered gearing systems and gearboxes for energy, mining and other industrial customers. The Company uses an integrated manufacturing process, which includes machining processes in Cicero, Illinois, heat treatment in Neville Island, Pennsylvania and a finishing process in the Cicero factory.

Services

        The Company offers technical and precision repair and engineering services to developers and operators of wind farms and manufacturers of wind turbines. Technical services offerings include construction support and operations and maintenance services for wind farm developers and operators. Precision repair and engineering services include repair and refurbishment of complex systems and components of wind turbines, including control systems, drivetrains and blades. The Company's primary service locations are in Illinois, California, South Dakota and Texas. During 2010, the Company approved an investment of approximately $7 million to develop a dedicated drivetrain service center in Abilene, Texas, focused on servicing the growing installed base of MW wind turbines as they come off warranty. The drivetrain service center was placed into operation in February 2011.

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

Management's Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include revenue recognition, future tax rates, inventory reserves, warranty reserves, stock option fair values, allowance for doubtful accounts, and allocation of purchase price to the fair value of net assets and liabilities acquired in connection with business combinations.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Although these estimates are based upon management's best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from these estimates.

Cash and Cash Equivalents

        Cash and cash equivalents primarily consist of cash balances and money market funds. Cash and cash equivalents were $15,331 and $4,701 as of December 31, 2010 and 2009, respectively. The Company's policy is to invest excess cash in money market account funds, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the consolidated statements of operations. For the years ended December 31, 2010, 2009 and 2008, interest income was $43, $123 and $584, respectively.

Restricted Cash

        Restricted cash consists of cash down payments pertaining to certain contracts under which the use of such cash is restricted as per the terms of the agreement as well as for collateral to secure vendor services. As of December 31, 2010 and 2009, the Company had restricted cash in the amounts of $170 and $2,010, respectively.

Revenue Recognition

        The Company recognizes revenue when the earnings process is complete and when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable, collectability is reasonably assured and delivery has occurred per the terms of the contract. Customer deposits, deferred revenue and other receipts are deferred and recognized when the revenue is realized and earned.

        In some instances, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. The Company recognizes revenue under these arrangements only when the buyer requests the bill and hold arrangement, a fixed schedule for delivery exists, the ordered goods are segregated from inventory and not available to fill orders and the goods are complete and ready for shipment. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

Cost of Sales

        Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include operation, repair and maintenance of equipment, direct and indirect labor and benefit costs, insurance, equipment rentals, freight in and depreciation.

Accounts Receivable

        The Company generally grants uncollateralized credit to customers on an individual basis based upon the customer's financial condition and credit history. Credit is typically on net 30-day terms and

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

customer deposits are frequently required at various stages of the production process to minimize credit risk.

        Historically, our accounts receivable are highly concentrated with a select number of customers. During the year ended December 31, 2010, our five largest customers accounted for 78% of our consolidated revenues and 79% of outstanding account receivable balances, compared to the year ended December 31, 2009 when our five largest customers accounted for 73% of our consolidated revenues and 65% of outstanding account receivable balances.

Allowance for Doubtful Accounts

        Based upon past experience and judgment, the Company establishes an allowance for doubtful accounts with respect to accounts receivable. Our standard allowance estimation methodology considers a number of factors that, based on our collections experience, the Company believes will have an impact on our credit risk and the realizability of our accounts receivable. These factors include individual customer circumstances, history with the Company and other relevant criteria.

        The Company monitors our collections and write-off experience to assess whether or not adjustments to our allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the realizability of our accounts receivable, as noted above, or modifications to our credit standards, collection practices and other related policies may impact our allowance for doubtful accounts and our financial results. Bad debt expense for the years ended December 31, 2010, 2009 and 2008 was $1,011, $1,438 and $1,196, respectively.

Inventories

        Inventories are stated at the lower of cost or market. Any excess of cost over market value is included in the Company's inventory allowance. Market value of inventory, and management's judgment of the need for reserves, encompasses consideration of other business factors including physical condition, inventory holding period, contract terms and usefulness. Inventories are valued based on a weighted average cost method that approximates the first-in, first-out (FIFO) basis.

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

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company capitalizes interest costs incurred on indebtedness used to construct property and equipment. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Interest cost capitalized was $74, $465 and $230 for the years ended December 31, 2010, 2009 and 2008, respectively. Property or equipment sold or disposed of is removed from the respective property accounts, with any corresponding gains and losses recorded to other income or expense in our consolidated statement of operations.

Goodwill

        Goodwill is reviewed for impairment on at least an annual basis by applying a fair value based test. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding the fair values of our reporting units. Our estimate of the fair value of each of our reporting units is based primarily on projected future operating results and cash flows and other assumptions. The failure of a reporting unit to achieve projected future operating results and cash flows, or adjustments to other valuation assumptions, could change our estimate of reporting unit fair value, in which case the Company may be required to record an impairment charge. The Company's remaining goodwill was fully impaired at June 30, 2010, at which time the carrying value was reduced to zero.

Intangible and Other Long-lived Intangible Assets

        The Company reviews intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Recoverability is measured comparing the assets' carrying amounts to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment recognized is measured based on the amount by which the carrying amount of the assets exceeds the fair value.

Warranty Liability

        The Company provides warranty terms that generally range from one to seven years for various products relating to workmanship and materials supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. The changes in the carrying amount of the Company's total product warranty liability for the years ended December 31, 2010, 2009 and 2008 were as follows:

	As of December 31,
	2010	2009	2008
Balance, beginning of year	$918	$890	$242
Warranty expense	1,110	591	648
Warranty claims	(957)	(563)	—

Balance, end of year	$1,071	$918	$890

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

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

        In connection with the preparation of our consolidated financial statements, the Company is required to estimate our income tax liability for each of the tax jurisdictions in which the Company operates. This process involves estimating our actual current income tax expense and assessing temporary differences resulting from differing treatment of certain income or expense items for income tax reporting and financial reporting purposes. The Company also recognizes as deferred income tax assets the expected future income tax benefits of net operating loss carryforwards. In evaluating the realizability of deferred income tax assets associated with net operating loss carryforwards, the Company considers, among other things, expected future taxable income, the expected timing of the reversals of existing temporary reporting differences and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Changes in, among other things, income tax legislation, statutory income tax rates or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

        The Company also accounts for the uncertainty in income taxes related to the recognition and measurement of a tax position taken or expected to be taken in an income tax return. The Company follows the applicable pronouncement guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition related to the uncertainty in these income tax positions.

Interest Rate Swap Agreements

        The Company has periodically used derivative financial instruments in the form of interest rate swaps to minimize the effect of interest rate fluctuations on certain of our outstanding debt agreements. Our derivative financial instruments are recognized on our consolidated balance sheet at fair value. These derivatives do not qualify for hedge accounting treatment, and accordingly, all gains or losses on the change in the fair value of these derivative financial instruments are reported in our consolidated statements of operations.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation

        The Company grants incentive stock options and restricted stock units to certain officers, directors, employees and consultants. The Company accounts for share-based compensation related to these awards based on the estimated fair value of the equity award and recognizes expense ratably over the vesting term of the award. See Note 18 "Share-Based Compensation" of these consolidated financial statements for further discussion of our share-based compensation plans, the nature of share-based awards issued and our accounting for share-based compensation.

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

2. EARNINGS PER SHARE

        The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 as follows:

	For the Years Ended December 31,
	2010	2009	2008
Basic earnings per share calculation:
Net loss to common stockholders	$(85,175)	$(110,119)	$(25,285)
Weighted average common shares outstanding	106,272	96,574	89,899
Basic net loss per share	$(0.80)	$(1.14)	$(0.28)
Diluted earnings per share calculation:
Net loss to common stockholders	$(85,175)	$(110,119)	$(25,285)
Weighted average common shares outstanding	106,272	96,574	89,899
Common stock equivalents:
Stock options and non-vested stock awards(1)	—	—	—

Weighted average common shares outstanding	106,272	96,574	89,899
Diluted net loss per share	$(0.80)	$(1.14)	$(0.28)

(1)
Stock options and restricted stock units granted and outstanding of 1,630,095; 1,681,314; and 2,157,500 as of December 31, 2010, 2009 and 2008, respectively, are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company's net loss for these respective years.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

3. DISCONTINUED OPERATIONS

        In December 2010, the Company's Board of Directors approved a plan to divest Badger Transport, Inc. ("Badger"), which formerly comprised our Logistics segment. The adverse effects of rail providers entering the heavy haul market for wind energy components as well as the effects of the global economic downturn have resulted in continued operating losses at Badger. Badger's intercompany revenues and expenses were not significant in the years ended December 31, 2010, 2009 or 2008. On March 4, 2011, the Company completed the sale of Badger. Refer to Note 22 "Subsequent Events" for further discussion of the Badger sale.

        During the fourth quarter of 2010, the Company recorded an asset impairment charge of approximately $10,020 (pre-tax) to reduce the carrying value of the net assets held for sale to estimated fair value. The impairment charge is included in "Loss before benefit for income taxes" in "Results of Discontinued Operations" below.

Results of Discontinued Operations

        Results of operations for Badger, which are reflected as discontinued operations in the Company's consolidated statements of income for the twelve months ended December 31, 2010, 2009 and 2008, were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Revenues	$9,925	$13,033	$9,972
Loss before benefit for income taxes	(15,730)	(3,734)	(41)
Income tax benefit	(308)	(641)	(34)

Loss from discontinued operations	$(15,422)	$(3,093)	$(7)

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

3. DISCONTINUED OPERATIONS (Continued)

Assets and Liabilities Held for Sale

        Assets and liabilities classified as held for sale in the Company's consolidated balance sheets as of December 31, 2010 and 2009 includes the following:

	As of December 31,
	2010	2009
Assets:
Cash	$530	$127
Accounts receivable	673	433
Inventories	292	214
Prepaid expenses and other current assets	352	1,230

Total current assets	$1,847	$2,004

Property plant and equipment, net	4,248	6,630
Goodwill and other intangible assets	—	10,000
Other noncurrent assets	752	1,363

Total Assets	$6,847	$19,997

Liabilities:
Current debt obligations	$1,370	$1,487
Account payable and accrued liabilities	405	497

Total current liabilities	$1,775	$1,984

Long-term debt	1,550	2,920
Other long-term liabilities	896	1,489

Total Liabilities	$4,221	$6,393

4. RECENT ACCOUNTING PRONOUNCEMENTS

        The following is a listing of recent accounting standards issued by the Financial Accounting Standards Board (the "FASB") and their effect on the Company.

        In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06, Fair Value Measurements and Disclosures (Topic 820). ASU 2010-06 provides additional disclosure requirements related to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Disclosure requirements applicable to Level 3 transactions are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years, with early adoption permitted. The portion of ASU 2010-06 that was effective beginning after December 15, 2009 did not have a material effect on our financial position, results of operations or cash flows. Additionally, the Company does not anticipate that the disclosure requirements applicable to Level 3 transactions that are effective for fiscal

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

4. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

years beginning after December 15, 2010 will have a material effect on our financial position, results of operations or cash flows.

        In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605). ASU 2009-13 provides additional guidance related to the accounting for multiple-deliverable arrangements to account for products or services (deliverables) separately rather than as a combined unit and eliminates the residual method of allocation. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, with early adoption permitted. We do not anticipate that the provisions of ASU 2009-13 will have a material effect on the Company's financial position, results of operations or cash flows.

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The activity in the accounts receivable allowance from continuing operations for the years ended December 31, 2010, 2009 and 2008 consists of the following:

	For the Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$1,631	$1,383	$2,983
Bad debt expense	1,011	1,438	1,196
Write-offs(1)	(2,125)	(395)	(2,899)
Other adjustments	(28)	(795)	103

Balance at end of year	$489	$1,631	$1,383

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

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

6. INVENTORIES (Continued)

        The components of inventories from continuing operations as of December 31, 2010 and 2009 are summarized as follows:

	As of December 31,
	2010	2009
Raw materials	$9,359	$4,743
Work-in-process	5,869	2,921
Finished goods	3,481	3,338

	18,709	11,002
Less: Reserve for excess and obsolete inventory	(970)	(2,177)

Net inventories	$17,739	$8,825

7. PROPERTY AND EQUIPMENT

        The cost basis and estimated lives of property and equipment from continuing operations as of December 31, 2010 and 2009 are as follows:

	As of December 31,
	2010	2009	Life
Land	$4,191	$4,018
Buildings	23,574	23,501	39 years
Machinery and equipment	100,153	95,227	2-10 years
Office furniture and equipment	2,319	2,468	3-7 years
Leasehold improvements	2,457	2,611	Asset life or life of lease
Construction in progress	11,650	26,511

	144,344	154,336
Less-accumulated depreciation	(38,027)	(24,717)

	$106,317	$129,619

        In the first quarter of 2010, the Company completed construction of a third wind tower manufacturing facility in Brandon, South Dakota, but has not commenced production at this facility. Following the Company's strategic planning meetings that took place in fourth quarter of 2010, the Company concluded it would be difficult or impossible to operate this facility in a profitable or cost-effective manner at the Company's current expected production levels. The Company is currently exploring alternative uses for the building and equipment comprising this facility. In connection with this determination, during the fourth quarter of 2010, the Company recorded an impairment charge of $13,326 to reduce the carrying value of the assets to fair value. The impairment charge is included in impairment charges in the consolidated statements of operations. The Company estimated the fair value of these assets primarily based on independent appraisals.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

7. PROPERTY AND EQUIPMENT (Continued)

        The Company conducted an impairment analysis of its Services segment during the fourth quarter of 2010. The analysis indicated an impairment of long-lived assets, $3,554 of which was allocated to property and equipment. The impairment charge is included in impairment charges in the consolidated statements of operations. See Note 8 "Goodwill and Intangible Assets" of these consolidated financial statements for further discussion of impairment charges.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        Changes in the carrying value of goodwill during the years ended December 31, 2010 and 2009 are as follows:

	Gearing	Technical and Engineering Services	Total
Goodwill balance as of December 31, 2008	$21,239	$4,561	$25,800
Purchase accounting adjustments	3,030	—	3,030
Impairment charge	(24,269)	—	(24,269)

Goodwill balance as of December 31, 2009	—	4,561	4,561
Impairment charge	—	(4,561)	(4,561)

Goodwill balance as of December 31, 2010	$—	$—	$—

        Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. The Company performs an annual impairment test through the application of a fair-value based test as of October 31 of each year, or more frequently when events or circumstances indicate that the carrying value of its assets may not be recoverable. The Company's estimate of fair value for each of the Company's operating segments is based primarily on projected future results, cash flows and other assumptions. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of our reporting units using a combination of an income approach by preparing a discounted cash flow analysis and a market-based approach based on our market capitalization. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. As a result, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

8. GOODWILL AND INTANGIBLE ASSETS (Continued)

reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

        The increase in goodwill in 2009 in the Gearing segment relates to purchase accounting adjustments of $3,030 recorded in connection with an escrow settlement agreement with the former owners of our wholly owned subsidiary Brad Foote Gear Works, Inc. ("Brad Foote") in May 2009. The Company did not identify a triggering event during 2009 which would indicate an early assessment of goodwill impairment, however, upon the completion of our annual impairment analysis as of October 31, 2009, the Company determined that the goodwill balance attributable to our Gearing segment was impaired due to a deterioration in financial performance during 2009 and as a result of the subsequent revision in our projection of future operating results and cash flows in light of the effect of the continued economic downturn on the wind gearing industry. Accordingly, the Company's analysis indicated that projected fair value of the Gearing segment assets did not exceed the carrying value of these net assets. As a result, the Company recorded a goodwill impairment charge of $24,269 during the fourth quarter, and the impairment charge was recorded to operating expenses in the Company's consolidated statements of operations for the year ended December 31, 2009.

        During the second quarter of 2010, the Company identified a triggering event associated with a continued deterioration in financial performance within its Services segment. This triggering event required a subsequent revision in the Company's projection of future operating results and cash flows for this segment in light of the continued economic weakness in the wind energy industry. The Company's analysis indicated that the projected fair value of the Services segment assets did not exceed the carrying value of these assets. The method used in determining the fair value was based upon the Company's estimate of the projected future discounted cash flows of its reporting unit. As a result, the Company recorded a goodwill impairment charge of $4,561 during the second quarter and the impairment charge was recorded to operating expenses in its consolidated statement of operations.

Intangible and Other Long-lived Assets

        As of December 31, 2010 and 2009, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	December 31, 2010					December 31, 2009
	Cost	Accumulated Amortization	Impairment Charge	Net Book Value	Weighted Average Amortization Period	Cost	Accumulated Amortization	Impairment Charge	Net Book Value	Weighted Average Amortization Period
Intangible assets:
Customer relationships	$28,679	$(7,529)	$(17,796)	$3,354	10.8	$102,258	$(20,755)	$(57,835)	$23,668	10.1
Trade names	9,789	(1,530)	(1,540)	6,719	20.0	9,909	(1,069)	(107)	8,733	20.0

Intangible assets	$38,468	$(9,059)	$(19,336)	$10,073	17.0	$112,167	$(21,824)	$(57,942)	$32,401	12.6

        The Company reviews intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Due to the revision in our projections of operating results and cash flows within our Gearing segment during the fourth quarter of 2009, the Company deemed this a triggering event, and subsequently tested our

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

8. GOODWILL AND INTANGIBLE ASSETS (Continued)

intangible assets for impairment. The completion of our impairment analysis indicated that the customer relationship intangibles associated with our Gearing segment were impaired. The decline in our estimates of future operating results and corresponding discounted cash flows indicated that the fair value of these customer relationships was less than the carrying value of these assets. Additionally, the Company determined that our RBA trade name was impaired as a result of the merger of RBA's operations into our Towers segment in December 2009 and that RBA's customer relationship intangible was impaired due to a revision in projected revenues and cash flows associated with this customer relationship. Accordingly, the Company recorded an intangible impairment charge of $57,942 to properly reflect the carrying value of these assets.

        During the fourth quarter of 2010, the Company identified triggering events associated with the Company's current period operating loss, its history of continued operating losses and its revised projections of operating results and cash flows developed as part of the strategic planning process. As a result, we tested our intangible and other long-lived assets for impairment. The decline in our estimates of future operating results and corresponding cash flows indicated that the fair value of these assets was less than the carrying value. Accordingly, the Company recorded an impairment charge of $22,890 related to the Services segment. The impairment was allocated as follows: customer relationships $17,796: trade name $1,540; and property and equipment $3,554. In the future, if our projected discounted cash flows associated with our operating segments do not exceed the carrying value of their net assets, the Company may be required to record additional write downs of the carrying value of our intangible and other long-lived assets.

        Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. Amortization expense was $2,992, $9,524 and $10,645 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, estimated future amortization expense is as follows:

2011	$859
2012	859
2013	859
2014	859
2015	859
2016 and thereafter	5,778

Total	$10,073

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

9. ACCRUED LIABILITIES

        Accrued liabilities as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
Accrued payroll and benefits	$2,845	$2,228
Accrued property taxes	387	269
Income taxes payable	401	225
Accrued professional fees	211	1,067
Accrued warranty liability	1,071	918
Accrued environmental reserve	675	—
Accrued other	925	1,972

Total accrued liabilities	$6,515	$6,679

10. DEBT AND CREDIT AGREEMENTS

        The Company's outstanding debt balances as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
Lines of credit	$—	$10,601
Term loans and notes payable	8,928	18,974
Related party note	2,320	2,320

	11,248	31,895
Less—Current portion	(1,577)	(18,499)

Long-term debt, net of current maturities	$9,671	$13,396

        As of December 31, 2010, future annual principal payments on our outstanding debt obligations were as follows:

2011	$1,577
2012	4,550
2013	1,330
2014	1,176
2015	1,178
2016 and thereafter	1,437

Total	$11,248

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

10. DEBT AND CREDIT AGREEMENTS (Continued)

Credit Facilities

Bank of America Debt (Repaid)

        In connection with the Company's acquisition of Brad Foote in October 2007, the Company assumed outstanding debt and available lines of credit totaling approximately $25,500 under various secured debt facilities (the "BOA Debt Facilities") with Bank of America. As of December 31, 2009, the total principal amount outstanding under the BOA Debt Facilities was approximately $15,964, and the effective per annum interest rate was 7%. On January 22, 2010, Brad Foote repaid all of the outstanding principal and interest under the BOA Debt Facilities in the aggregate amount of $16,076, and the BOA Debt Facilities were terminated.

Investors Community Bank Credit Line (Expired March 12, 2010)

        In October 2007, Tower Tech obtained a secured line of credit (the "ICB Line") from Investors Community Bank ("ICB") in the amount of $2,500, which was subsequently increased to $5,500 on March 21, 2008. On March 13, 2009, ICB agreed to extend the maturity date of the ICB Line to March 13, 2010. Pursuant to a Master Amendment dated as of December 30, 2009 among ICB, Tower Tech and Broadwind (as guarantor) (the "Master Amendment"), the amount of the ICB Line was increased to $6,500, subject to borrowing base availability. Tower Tech repaid all of the outstanding indebtedness under the ICB Line in the amount of $3,066 on January 26, 2010, and allowed the ICB Line to expire on March 13, 2010. The effective interest rate related to the ICB Line was 6% at December 31, 2009.

Investors Community Bank Notes

        On April 7, 2008, the Company's wholly owned subsidiary R.B.A. Inc. ("RBA") executed four (4) promissory notes with ICB (the "ICB Notes") in the aggregate principal amount of approximately $3,781, as follows: (i) a term note in the maximum principal amount of approximately $421, bearing interest at a per annum rate of 6.85%, with a maturity date of October 5, 2012; (ii) a term note in the maximum principal amount of $700, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; (iii) a term note in the maximum principal amount of $928, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; and (iv) a line of credit note in the maximum principal amount of $1,732, bearing interest at a per annum rate of 4.48% until May 1, 2008 and thereafter at the London Interbank Offered Rate ("LIBOR") plus 1.75%, with a maturity date of April 5, 2009 (the "Line of Credit Note"). The Line of Credit Note was subsequently modified on March 13, 2009 to extend the maturity date to March 13, 2010 and to change the interest rate to the greater of (A) 5% or (B) prime. The ICB Notes provide for multiple advances, and were secured by substantially all of the assets of RBA.

        Pursuant to the merger of RBA into Tower Tech on December 31, 2009, Tower Tech became the successor by merger to RBA's interest in the loans from ICB to RBA evidenced by the ICB Notes (other than the Line of Credit Note, which was repaid in full in January 2010). Pursuant to the Master Amendment, Tower Tech agreed to maintain a minimum debt service coverage ratio in addition to certain other requirements. The Master Amendment was amended as of December 30, 2010, (i) to

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

10. DEBT AND CREDIT AGREEMENTS (Continued)

delete the requirements that Tower Tech maintain a collateral account as security for the obligations under the ICB Notes and that no additional loans or leases would be entered into by Tower Tech without the prior approval of ICB, and (ii) to replace the requirement that Tower Tech maintain its primary deposit accounts with ICB with the requirement that Tower Tech maintain with ICB a depository relationship of not less than $700, with such funds to be deposited into a money market account or certificate of deposit by no later than January 7, 2011. As of December 31, 2010, (i) Tower Tech was in compliance with all covenants under its credit facilities with ICB, (ii) the total amount of outstanding indebtedness under the remaining ICB Notes was $1,371 and (iii) the effective per annum interest rate under the remaining ICB Notes was 5.81%.

Great Western Bank Loan

        On April 28, 2009, Tower Tech entered into a Construction Loan Agreement with Great Western Bank ("GWB"), pursuant to which GWB agreed to provide up to $10,000 in financing (the "Construction Loan") to fund construction of Tower Tech's wind tower manufacturing facility in Brandon, South Dakota (the "Facility"). Pursuant to a Change in Terms Agreement dated April 5, 2010 between GWB and Tower Tech, the Construction Loan was converted to a term loan (the "Great Western Term Loan") providing for monthly payments of principal plus interest, extending the maturity date to November 5, 2016, reducing the principal amount to $6,500, and changing the per annum interest rate to 8.5%. Tower Tech was required to pay a 1.0% origination fee upon the conversion.

        The Great Western Term Loan is secured by a first mortgage on the Facility and all fixtures and proceeds relating thereto, pursuant to a Mortgage and a Commercial Security Agreement, each between Tower Tech and GWB, and by a Commercial Guaranty from the Company. In addition, the Company has agreed to subordinate all intercompany debt with Tower Tech to the Great Western Term Loan. The Great Western Term Loan contains representations, warranties and covenants that are customary for a term financing arrangement and contains no financial covenants. As of December 31, 2010, the total outstanding indebtedness under the Great Western Term Loan was $5,750.

Wells Fargo Account Purchase Agreements

        On September 29, 2010, the Company's domestic subsidiaries ("Subsidiaries") entered into account purchase agreements (the "AP Agreements") with Wells Fargo Business Credit, a division of Wells Fargo Bank, N.A. ("Wells Fargo"). Under the AP Agreements, Wells Fargo will advance funds against certain receivables arising from sales of the Subsidiaries' products and services. In connection with the entry into the AP Agreements, the Company and each Subsidiary have executed guaranties (including cross-guaranties) in favor of Wells Fargo. With respect to the Subsidiaries, the AP Agreements contain provisions providing for cross-defaults and cross-collateralization. In addition, each Subsidiary has granted to Wells Fargo a security interest against all financed receivables and related collateral. Prior to entering into the AP Agreements, there was no material relationship between the Company, the Subsidiaries and Wells Fargo.

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

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

10. DEBT AND CREDIT AGREEMENTS (Continued)

For Wells Fargo's services under the AP Agreements, the Subsidiaries have agreed to pay Wells Fargo (i) a floating discount fee of the then-prevailing LIBOR plus 3.75% per annum, (ii) an annual facility fee of 1% of the aggregate facility limit, and (iii) an annual unused line fee of 0.042% on the portion of the credit facility which is unused. The initial term of the AP Agreements ends on September 29, 2013. If the AP Agreements are terminated prior to this date, an early termination fee of up to 3% of the aggregate facility limit may apply. At December 31, 2010, no amounts were drawn under the AP Agreements, and the Subsidiaries had the ability to borrow up to $10,000, subject to maintaining a month-end minimum total cash balance of $5,000.

Selling Shareholder Notes

        On May 26, 2009, the Company entered into a settlement agreement (the "Settlement Agreement") with the former owners of Brad Foote (the "Selling Shareholders"), including J. Cameron Drecoll, who served as the Company's Chief Executive Officer and a member of its Board of Directors until December 1, 2010. The Settlement Agreement related to the post-closing escrow established in connection with the Company's acquisition of Brad Foote. Under the terms of the Settlement Agreement, among other terms, the Company issued three promissory notes to the Selling Shareholders in the aggregate principal amount of $3,000 (the "Selling Shareholder Notes"). The Selling Shareholder Notes mature on May 28, 2012 and bear interest at a rate of 7% per annum, with interest payments due quarterly. The Selling Shareholder Note issued to Mr. Drecoll in the principal amount of $2,320 and pursuant to the terms of the Settlement Agreement is deemed by the Company to be a related party transaction. As of December 31, 2010, principal of $3,000 and accrued interest of $53 were outstanding under the Selling Shareholder Notes. The Company has accounted for the Selling Shareholder Notes as long-term debt in its consolidated balance sheets.

11. LEASES

        The Company leases various property and equipment under operating lease arrangements. Lease terms generally range from 3 to 15 years with renewal options for extended terms. The Company is required to make additional payments under certain property leases for taxes, insurance and other operating expenses incurred during the operating lease period. Rental expense for the years ended December 31, 2010, 2009 and 2008 was $4,289, $4,510 and $2,911, respectively.

        In addition, the Company has entered into capital lease arrangements to finance property and equipment and assumed capital lease obligations in connection with certain acquisitions. The cost basis and accumulated depreciation of assets recorded under capital leases, which are included in property and equipment, are as follows as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Cost	$6,154	$6,134
Accumulated depreciation	(1,317)	(680)

Net book value	$4,837	$5,454

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

11. LEASES (Continued)

        Depreciation expense recorded in connection with assets recorded under capital leases was $624, $626 and $138 for the years ended December 31, 2010, 2009 and 2008, respectively.

        As of December 31, 2010, future minimum lease payments under capital leases and operating leases are as follows:

	Capital Leases	Operating Leases	Total
2011	$1,172	$4,270	$5,442
2012	1,054	3,666	4,720
2013	908	2,468	3,376
2014	—	2,142	2,142
2015	—	1,601	1,601
2016 and thereafter	—	3,915	3,915

Total	3,134	$18,062	$21,196

Less—portion representing interest at a weighted average annual rate of 8.8%	(366)

Principal	2,768
Less—current portion	(966)

Capital lease obligations, noncurrent portion	$1,802

12. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

        The Company issued purchase commitments in connection with equipment purchases for its wind tower manufacturing facility located in Brandon, South Dakota, and its drivetrain service center located in Abilene, Texas. As of December 31, 2010, outstanding purchase commitments totaled approximately $1,021 and $1,589, respectively. The Company expects that these commitments will be fully satisfied in 2011.

        During 2008, the Company issued purchase commitments to two equipment manufacturers in connection with equipment purchases totaling $4,888. Under the terms of the purchase orders, the Company was required to make deposits totaling approximately $1,324. In the second quarter of 2010, the Company informed one of the manufacturers of the Company's election to cancel the equipment purchase commitment with such manufacturer, which resulted in the forfeiture of a non-refundable deposit in the amount of approximately $650. In the fourth quarter of 2010, the Company reached an agreement with the second manufacturer pursuant to which the Company agreed to purchase a different piece of equipment in exchange for a credit of the deposit under the original purchase order with such manufacturer and the trade-in of two pieces of used equipment. As of December 31, 2010, there were no outstanding purchase commitments associated with these equipment purchases.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

12. COMMITMENTS AND CONTINGENCIES (Continued)

Legal Proceedings

        From time to time, the Company is subject to legal proceedings or claims arising from its normal course of operations. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of December 31, 2010, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company's financial condition or results of operations, although no assurance can be given with respect to the ultimate outcome of pending actions. Refer to Note 22 "Subsequent Events" for further discussion of legal proceedings.

Environmental Compliance and Remediation Liabilities

        The Company's operations and products are subject to a variety of environmental laws and regulations in the jurisdictions in which the Company operates and sells products governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous materials, soil and groundwater contamination, employee health and safety, and product content, performance and packaging. Also, certain environmental laws can impose the entire cost or a portion of the cost of investigating and cleaning up a contaminated site, regardless of fault, upon any one or more of a number of parties, including the current or previous owners or operators of the site. These environmental laws also impose liability on any person who arranges for the disposal or treatment of hazardous substances at a contaminated site. Third parties may also make claims against owners or operators of sites and users of disposal sites for personal injuries and property damage associated with releases of hazardous substances from those sites. Refer to Note 22 "Subsequent Events" for further discussion of environmental compliance and remediation liabilities.

Warranty Liability

        The Company provides warranty terms that generally range from one to seven years for various products relating to workmanship and materials supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions.

Sale-Leaseback Transactions

        During 2009, the Company entered into sale-leaseback agreements whereby certain owned equipment was sold to a third party financing company in exchange for cash and the Company subsequently entered into an equipment lease agreement with the purchaser. The primary purpose of these arrangements was to provide additional liquidity to meet working capital requirements. Depending on the terms of the lease agreement, the lease may be classified as an operating or capital lease. In addition, the sale of the assets may result in a gain or loss, which must be amortized to other income or loss in the Company's statement of operations over the life of the operating lease. As of December 31, 2010, the minimum monthly payments due under these lease agreements totaled $85.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

12. COMMITMENTS AND CONTINGENCIES (Continued)

Other

        Collective bargaining agreements have been ratified by collective bargaining units in place at our Cicero and Neville Island facilities and expire in February 2014 and October 2012, respectively. As of December 31, 2010, our collective bargaining units represented approximately 23% of our workforce.

13. INTEREST RATE SWAP AGREEMENTS

        As part of our acquisition of Brad Foote in October 2007, the Company assumed two interest rate swap agreements. These swap agreements were intended to minimize the impact of interest rate fluctuations on certain debt instruments. Interest rate swap agreements involve exchanges of fixed or floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. Derivatives are measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. The accounting for changes in the fair value of a derivative is dependent upon the use of the derivative and its resulting designation. Unless specific hedge accounting criteria are met, changes in the fair value of the derivative must be recognized currently in earnings. The Company's interest rate swaps did not qualify for hedge accounting, and therefore, the Company is required to recognize the swap agreements at their fair market value and record the fluctuations in the fair value of the swap agreements in current earnings.

        In February 2010, the Company settled both interest rate swap agreements for $270 in connection with the repayment of all outstanding indebtedness to Bank of America in January 2010. During the year ended December 31, 2009, the Company reported a gain related to the change in the fair value of these instruments of $330 compared to a loss of $194 for the year ended December 31, 2008. The fair market value of the interest rate swaps of $253 was recorded as a long-term liability in our consolidated balance sheets as of December 31, 2009. The fair values of our interest rate swap agreements were calculated using Level 2 assumptions, and the corresponding gain or loss was recognized as other income (expense) in our consolidated statements of operations.

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

December 31, 2010, 2009, and 2008

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

Fair value of financial instruments

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company's long-term debt is approximately equal to its fair value.

        As of December 31, 2009, the Company had two interest rate swap agreements totaling $253, which were required to be measured at fair value on a recurring basis. In February 2010, the Company settled both interest rate swap agreements in connection with the repayment of all outstanding indebtedness to Bank of America. See Note 13 "Interest Rate Swap Agreements" of these consolidated financial statements for a discussion of these interest rate swap agreements.

Assets measured at fair value on a nonrecurring basis

        The Company reviews its goodwill balances for impairment on at least an annual basis based on the carrying value of these assets as of October 31 and tests its intangible and long-lived assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Due to the continuing effects of the economic downturn on the wind energy industry, the Company tested goodwill and intangible assets for impairment using a fair value measurement approach. The fair value measurement approach utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of our future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and a market based approach based on our market capitalization, and other subjective assumptions. Upon completion of our impairment analysis, the Company determined that the carrying value of its goodwill and intangible assets exceeded the fair value of these assets. Accordingly, the Company recorded goodwill and intangible impairment charges of $4,561 and $19,336, respectively, to properly reflect the carrying value of these assets. In addition, the Company recorded an impairment charge to fixed assets of $13,326 related to its Brandon, South Dakota tower manufacturing facility, and $3,554 related to property and equipment at its Services segment. See Note 7 "Property and Equipment" of these consolidated financial statements for further discussion of this impairment charge.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

14. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the fair value measurements of our nonrecurring assets for continuing operations as of December 31, 2010 and 2009:

	Fair Value Measurements Using
Description	Year Ended 12/31/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Goodwill	$—	$—	$—	$—	$(4,561)
Intangible assets, net	10,073	—	—	10,073	(19,336)
Property and equipment, net	106,317	—	—	106,317	(16,880)

					$(40,777)

Description	Year Ended 12/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Goodwill	$4,561	$—	$—	$4,561	$(24,269)
Intangible assets, net	32,401	—	—	32,401	(57,942)
Property and equipment, net	129,619	—	—	129,619	—

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

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

15. INCOME TAXES (Continued)

        The provision for income taxes for the years ended December 31, 2010, 2009 and 2008 consists of the following:

	For the Years Ended December 31,
	2010	2009	2008
Current provision
Federal	$—	$—	$—
Foreign	4	—	—
State	62	(37)	554

Total current provision	66	(37)	554

Deferred credit
Federal	(23,871)	(38,143)	(7,666)
State	(6,076)	(5,612)	(410)

Total deferred credit	(29,947)	(43,755)	(8,076)

Increase in deferred tax valuation allowance	29,721	42,845	8,618
Total (benefit) provision for income taxes	$(160)	$(947)	$1,096

        The increase in the deferred tax valuation allowance was $29,721, $42,845, and $8,618 for the years ended December 31, 2010, 2009 and 2008, respectively. The change in the deferred tax valuation allowance in 2010 was the result of an increase to the deferred tax assets in connection with the impairment of goodwill and intangible assets, and additional federal and state net operating losses. The change in the deferred tax valuation allowance in 2009 was the result of a significant increase to deferred tax assets in connection with the impairment of goodwill and intangible assets, and additional federal and state net operating losses.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

15. INCOME TAXES (Continued)

        The tax effects of the temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of December 31,
	2010	2009
Current deferred income tax assets:
Accrual and reserves	$2,598	$2,573

Total current deferred tax assets	2,598	2,573
Valuation allowance	(2,598)	(2,573)

Current deferred tax assets, net of valuation allowance	—	—
Noncurrent deferred income tax assets:
Net operating loss carryforwards	$45,387	$30,900
Intangible assets	40,248	29,296
Other	100	735

Total noncurrent deferred tax assets	85,735	60,931
Valuation allowance	(80,619)	(47,704)

Noncurrent deferred tax assets, net of valuation allowance	5,116	13,227
Noncurrent deferred income tax liabilities:
Fixed assets	$(5,116)	$(13,630)
Intangible assets	—	—

Total noncurrent deferred tax liabilities	(5,116)	(13,630)

Net deferred income tax liability	$—	$(403)

        The Company has indefinite long-lived intangible assets consisting of goodwill, which are not amortized for financial reporting purposes. However, the expense related to the amortization of these assets is tax deductible, and therefore the assets are amortized for income tax purposes. As a result, deferred income tax expense and deferred income tax liabilities arise as a result of the tax-deductibility of these indefinite long-lived intangible assets. The resulting deferred tax liability, which is anticipated to continue to increase over time, has an indefinite life, resulting in what is referred to as a "naked tax credit." This deferred tax liability would remain on our consolidated balance sheets indefinitely unless there is an impairment of the related assets for financial reporting purposes, or the businesses to which the assets relate are to be disposed of. As of December 31, 2010, the Company has fully impaired all indefinite long-lived intangible assets. Therefore, the Company no longer recognizes any deferred tax liabilities arising from the amortization of these items.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

15. INCOME TAXES (Continued)

        Valuation allowances of $83,217 and $50,277 have been provided for deferred income tax assets for which realization is uncertain as of December 31, 2010 and 2009, respectively. A reconciliation of the beginning and ending amounts of the valuation was as follows:

Valuation allowance as of December 31, 2009	$(50,277)
Gross increase for current year activity	(32,940)

Valuation allowance as of December 31, 2010	$(83,217)

        As of December 31, 2010, the Company had federal net operating loss carryforwards of approximately $112,292 expiring in various years through 2030. The majority of the net operating loss carry forwards will expire in 2028, 2029, and 2030.

        As of December 31, 2010, the Company had unapportioned state net operating losses in the aggregate of approximately $112,292 expiring in various years from 2021 through 2030 based upon various net operating loss periods as designated by the different taxing jurisdictions.

        The reconciliation of the tax (benefit) provision computed at the statutory rate to the effective tax rate is as follows:

	For the Year Ended December 31,
	2010	2009	2008
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.2	3.4	(0.4)
Permanent differences	(0.5)	(0.3)	(5.0)
Change in valuation allowance	(37.5)	(37.4)	(34.7)
FIN48 changes	—	(0.1)	—
Other	0.1	0.3	0.5

Effective income tax rate	0.3%	0.9%	(4.6)%

        The Company accounts for the uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken, or expected to be taken, in a tax return that is required to be met

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

15. INCOME TAXES (Continued)

before being recognized in the financial statements. The changes in the Company's uncertain income tax positions for the years ended December 31, 2010 and 2009 consisted of the following:

	For the Year Ended December 31,
	2010	2009
Beginning balance	$349	$193
Tax positions related to current year:
Additions	—	—
Reductions	—	—

	—	—
Tax positions related to prior years:
Additions	33	196
Reductions	—	—
Settlements	—	(40)
Lapses in statutes of limitations	—	—
Additions from current year acquisitions	—	—

	33	156

Ending balance	$382	$349

        It is the Company's policy to include interest and penalties in tax expense. During the years ended December 31, 2010 and 2009, the Company recognized and accrued approximately $32 and $10, respectively, of interest and penalties.

        The Company files income tax returns in the U.S. federal and state jurisdictions. As of December 31, 2010, open tax years in the federal and some state jurisdictions date back to 1996 due to the taxing authorities' ability to adjust operating loss carryforwards. No changes in settled tax years have occurred through December 31, 2010.

        The Company does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next 12 months. However, the Company is currently under audit for its federal income tax returns for periods ended December 31, 2008 and 2009. The Company believes that it has appropriate support for the positions taken on its tax returns and its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, may differ significantly from the amounts currently accrued.

16. STOCKHOLDERS' EQUITY

        On January 21, 2010, the Company completed a public offering of its common stock, par value $0.001 per share, at an offering price of $5.75 per share. In the offering, the Company sold 10,000,000 newly issued shares of its common stock for approximately $54,625 in proceeds after deducting underwriting discounts, but before deducting other offering related costs. In connection with the

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

16. STOCKHOLDERS' EQUITY (Continued)

offering, the Company incurred $1,278 in costs associated with professional and other offering related expenses, which have been netted against the proceeds received in additional paid-in capital in the Company's consolidated balance sheet as of December 31, 2010.

17. RELATED PARTY TRANSACTIONS

        On May 26, 2009, the Company entered into the Settlement Agreement with the Selling Shareholders, including J. Cameron Drecoll, who served as the Company's Chief Executive Officer and a member of the Company's Board of Directors until December 1, 2010. The Settlement Agreement related to the post-closing escrow established in connection with the Company's acquisition of Brad Foote. The post-closing escrow fund was created to provide a source of funds for claims for indemnification made by the Company and certain other indemnified persons against the Selling Shareholders under the Stock Purchase Agreement executed in connection with the Company's acquisition of Brad Foote. On October 19, 2007, the date the Company consummated its acquisition of Brad Foote, the Company deposited a portion of its total purchase price for Brad Foote (in the amount of $5,000 in cash and 2,500,000 shares of its common stock) into the escrow fund. The consideration deposited into the escrow fund was to be held by an escrow agent until five business days after the eighteen month anniversary of the Brad Foote acquisition. Under the terms of the Settlement Agreement, the Company received the entire cash escrow balance of $5,000 plus accrued interest income of $82, which was recorded as other income. In exchange, the Company agreed to cause the release to the Selling Shareholders of 2,500,000 shares of the Company's common stock held under the escrow agreement in proportion to their ownership interest in Brad Foote prior to its acquisition by the Company. In addition, the Company agreed to make a cash payment of $30 to one Selling Shareholder and issued the Selling Shareholder Notes to the three Selling Shareholders in the aggregate principal amount of $3,000. The cash payment and Selling Shareholder Notes were recorded as an increase to the purchase price through goodwill as these amounts were calculated in accordance with the purchase agreement. The Company also paid to Mr. Drecoll certain tax refunds in the aggregate amount of approximately $2,212 related to our acquisition of Brad Foote and tax payments in respect of the period prior to the acquisition to which the Company believes the Selling Shareholders are entitled (or to which the Company is entitled on their behalf). The Selling Shareholder Notes mature on May 28, 2012 and bear interest at a rate of 7% per annum, with interest payments due quarterly. The Selling Shareholder Note issued to Mr. Drecoll in the principal amount of $2,320 and pursuant to the terms of the Settlement Agreement is deemed by the Company to be a related party transaction. As of December 31, 2010, principal of $3,000 and accrued interest of $53 was outstanding under the Selling Shareholder Notes. The Company has accounted for the Selling Shareholder Notes as long-term debt in our consolidated balance sheets as of December 31, 2010.

        During the years ended December 31, 2010, 2009 and 2008, interest expense of $210, $128 and $1,226, respectively, was incurred on shareholder and related party notes.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

18. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plan

        The Company grants incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2007 Equity Incentive Plan (the "EIP"), which was approved by the Company's Board of Directors in October 2007 and by the Company's stockholders in June 2008. The EIP was subsequently amended in August 2008 by the Company's Board of Directors to include certain non-material amendments to clarify the terms and conditions of restricted stock awards and to provide that the administrator of the EIP has the authority to authorize future amendments to the EIP. The EIP was further amended by the Company's stockholders in June 2009 to increase the number of shares of common stock authorized for issuance under the EIP. As amended, the EIP reserves 5,500,000 shares of our common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of December 31, 2010, the Company had reserved 917,193 shares for the exercise of stock options outstanding, 712,902 shares for restricted stock unit awards outstanding and 3,514,040 additional shares for future stock awards under the EIP. As of December 31, 2010, 355,865 shares of common stock reserved for stock options and restricted stock unit awards under the EIP have been issued in the form of common stock.

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

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

18. SHARE-BASED COMPENSATION (Continued)

        Stock option activity during the years ended December 31, 2010, 2009 and 2008 under the EIP was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2007	950,000	$7.92
Granted	1,165,000	$14.59
Exercised	—	—
Forfeited	(85,000)	$11.38
Cancelled	—	—

Outstanding as of December 31, 2008	2,030,000	$11.60

Granted	209,193	$7.66
Exercised	(91,940)	$7.34
Forfeited	(723,257)	$12.05

Expired	(21,833)	$10.23

Outstanding as of December 31, 2009	1,402,163	$11.08

Granted	464,828	$3.65
Exercised	—	$0.00
Forfeited	(647,766)	$9.37
Expired	(302,032)	$10.37

Outstanding as of December 31, 2010	917,193	$8.75	8.4 years	$119

Exercisable as of December 31, 2010	223,798	$12.51	7.5 years	$0

        The following table summarizes information with respect to all outstanding and exercisable stock options under the EIP as of December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of options outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$1.77 - $7.78	437,693	$3.85	9.4 years	14,414	$7.78
$8.00 - $12.85	294,500	10.21	7.5 years	135,384	9.99
$17.80 - $18.20	185,000	18.03	7.6 years	74,000	18.03

	917,193	$8.75	8.4 years	223,798	$12.51

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

18. SHARE-BASED COMPENSATION (Continued)

        The following table summarizes information with respect to outstanding restricted stock units as of December 31, 2010, 2009 and 2008:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2007	15,000	$10.90
Granted	120,000	$10.70
Vested	(7,500)	$10.90
Forfeited	—	—

Outstanding as of December 31, 2008	127,500	$10.71

Granted	367,215	$6.86
Vested	(176,663)	$5.79
Forfeited	(38,901)	$9.63

Outstanding as of December 31, 2009	279,151	$8.76

Granted	709,373	$3.12
Vested	(143,485)	$5.71
Forfeited	(132,137)	$6.95

Outstanding as of December 31, 2010	712,902	$4.09

        The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2010, 2009 and 2008, and assumptions used to value stock options, are as follows:

	For the Years Ended December 31,
	2010	2009	2008
Dividend yield	—	—	—
Risk-free interest rate	2.5%	2.6%	3.1%
Weighted average volatility	91.5%	85.0%	65.5%
Expected life (in years)	6.3	6.5	6.5
Weighted average grant date fair value per share of options granted	$2.75	$5.64	$7.18

        Dividend yield is zero as the Company currently does not pay a dividend.

        Risk-free rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the award.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

18. SHARE-BASED COMPENSATION (Continued)

        During the years ended December 31, 2010 and 2009, the Company utilized a standard volatility assumption of 91.5% and 85.0%, respectively, for estimating the fair value of stock options awarded based on comparable volatility averages for the energy related sector.

        The expected life of each stock option award granted is derived using the "simplified method" for estimating the expected term of a "vanilla-option" in accordance with Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," as amended by SAB No. 110, "Share-Based Payment." The fair value of each unit of restricted stock is equal to the fair market value of the Company's common stock as of the date of grant.

        During the years ended December 31, 2010 and 2009, the Company utilized a forfeiture rate of 25% and 10%, respectively, for estimating the forfeitures of stock options granted. During the second quarter of 2010, the Company revised its forfeiture rate to 25% based upon the Company's historical forfeiture rates. The revision to the Company's forfeiture was applied to stock options and restricted stock units outstanding as of June 30, 2010 and on a prospective basis.

        The following table summarizes share-based compensation expense included in our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 as follows:

	For the Years Ended December 31,
	2010	2009	2008
Share-based compensation expense:
Selling, general and administrative	$1,668	$2,805	$1,999
Income tax benefit(1)	—	—	—

Net effect of share-based compensation expense on net loss	$1,668	$2,805	$1,999

Reduction in earnings per share:
Basic and diluted earnings per share(2)	$0.02	$0.03	$0.02

(1)
Income tax benefit is not illustrated because the Company is currently operating at a loss and an actual income tax benefit was not realized for the years ended December 31, 2010, 2009 and 2008. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the valuation allowance.

(2)
Diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 does not include common stock equivalents due to their anti-dilutive nature as a result of the Company's net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

        As of December 31, 2010, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and restricted stock units, in the amount of approximately $4,093 will be recognized through the year 2015. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

19. SEGMENT REPORTING

        In December 2009, the Company revised its reporting segment presentation into four reportable operating segments: Towers, Gearing, Technical and Engineering Services, and Logistics. In December of 2010, the Company's Board of Directors approved a plan to divest its Logistics business segment; consequently, this business unit is now reported as a Discontinued Operation and the Company has revised its segment presentation to include three reportable operating segments: Towers, Gearing, and Services (previously Technical and Engineering Services). All current and prior period financial results have been revised to reflect these changes.

        The Company's segments and their product and service offerings are summarized below:

Towers

        The Company manufactures towers for wind turbines, specifically the large and heavier wind towers that are designed for 2 MW and larger wind turbines. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. wind resource regions. The two facilities have a combined annual tower production capacity of approximately 500 towers, sufficient to support turbines generating more than 1,200 MW of power. This product segment also encompasses the manufacture of specialty fabrications and heavy weldments for wind energy and other industrial customers.

Gearing

        The Company manufactures high precision gearing systems for wind turbines and custom-engineered gearing systems and gearboxes for energy, mining and other industrial customers. The Company uses an integrated manufacturing process, which includes machining processes in Cicero, Illinois, heat treatment in Neville Island, Pennsylvania and a finishing process in the Cicero factory.

Services

        The Company offers technical and precision repair and engineering services to developers and operators of wind farms and manufacturers of wind turbines. Technical services offerings include construction support, and operations and maintenance services for wind farm developers and operators. Precision repair and engineering services include repair and refurbishment of complex systems and components of wind turbines, including control systems, drivetrains and blades. The Company's primary service locations are in Illinois, California, South Dakota and Texas. During 2010, the Company approved an investment of approximately $7 million to develop a dedicated drivetrain service center in Abilene, Texas, focused on servicing the growing installed base of MW wind turbines as they come off warranty. The drivetrain service center was dedicated and put into operation in February 2011.

Corporate and Other

        "Corporate and Other" is comprised of adjustments to reconcile segment results to consolidated results, which primarily includes corporate administrative expenses and intercompany eliminations.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

19. SEGMENT REPORTING (Continued)

        Summary financial information by reportable segment is as follows:

	Revenues For the Years Ended			Operating (Loss) Profit For the Years Ended
Segments:	2010	2009	2008	2010	2009	2008
Towers	$76,150	$93,316	$72,561	$(11,436)	$(499)	$5,813
Gearing	48,996	64,518	104,553	(13,678)	(97,058)	(6,614)
Services	12,090	27,575	31,249	(34,747)	(610)	(1,822)
Corporate and Other(1)	(340)	(611)	(1,014)	(9,366)	(14,086)	(19,251)

	$136,896	$184,798	$207,349	$(69,227)	$(112,253)	$(21,874)

	Depreciation and Amortization For the Years Ended			Capital Expenditures For the Years Ended
	2010	2009	2008	2010	2009	2008
Segments:
Towers	$3,416	$3,393	$1,625	$2,113	$10,295	$47,524
Gearing	9,970	15,929	15,340	1,398	262	26,566
Services	2,909	3,250	3,024	3,283	485	3,267
Corporate and Other(1)	168	124	101	99	229	1,735

	$16,463	$22,696	$20,090	$6,893	$11,271	$79,092

	Total Assets as of December 31,
	2010	2009
Segments:
Towers	$76,931	$80,146
Gearing	81,336	92,665
Services	10,480	36,417
Assets held for sale	6,847	19,997
Corporate and Other(2)	7,912	2,263

	$183,506	$231,488

(1)
"Corporate and Other" includes corporate administrative expenses and intercompany eliminations. Corporate selling, general and administrative expenses includes corporate salaries and benefits, share-based compensation, and professional fees.

(2)
"Corporate and Other" includes assets of the corporate headquarters and intercompany eliminations.

        The Company generates revenues entirely from transactions completed in the U.S. and its long-lived assets are predominantly located in the U.S. During 2010, two customers each accounted for more than 10% of total net revenues. During the years ended December 31, 2010, 2009, and 2008, five customers accounted for 78%, 73% and 79%, respectively, of total net revenues.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

20. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plans

        Prior to January 1, 2009, the Company and each of its business units had defined contribution or profit sharing 401(k) retirement savings plans with varying levels of contributions.

        Effective January 1, 2009, the Company replaced all of its 401(k) retirement savings plans with one defined contribution 401(k) safe harbor plan covering substantially all of the Company's non-union employees. Under this plan, an eligible employee may elect to contribute a portion of salary on a pre-tax basis, subject to federal statutory limitations. The plan requires the Company to make basic matching contributions equal to 100% of the first 3% of the eligible participant's plan compensation contributed as elective deferral contributions and 50% of the next 2% of the eligible participant's plan compensation contributed as an elective deferral contribution. Under the plan, elective deferrals and basic company matching will be 100% vested at all times. Effective in the fourth quarter of 2009 and for all subsequent Company matching contributions, the Company began funding these contributions in shares of the Company's common stock in lieu of a cash contribution. For the Company's union employees, the Company continued its discretionary match in an amount up to 50% of each participant's first 4% of compensation contributed, per the collective bargaining agreement.

        Effective January 1, 2010, based on the collective bargaining agreement with the Brad Foote union employees in Pennsylvania, the discretionary match changed to 100% of the first 3% of the eligible participant's plan compensation contributed as elective deferral contributions and 50% of the next 2% of the eligible participant's plan compensation contributed as an elective deferral contribution.

        For the years ended December 31, 2010, 2009 and 2008, the Company recorded expense under these plans of approximately $636, $721 and $368, respectively.

Deferred Compensation Plan

        The Company maintains a deferred compensation plan for certain key employees and nonemployee directors, whereby certain wages earned, compensation for services rendered, and discretionary company-matching contributions may be deferred and deemed to be invested in the Company's common stock. Changes in the fair value of the plan liability are recorded as charges or credits to compensation expense. Compensation expense associated with the deferred compensation plan recorded during the years ended December 31, 2010, 2009, and 2008, was ($154), $64 and ($90), respectively. The fair value of the plan liability to the Company is included in accrued liabilities in our consolidated balance sheets. As of December 31, 2010 and 2009, the fair value of plan liability to the Company was $61 and $215, respectively.

        In addition to the employee benefit plans described above, the Company participates in certain customary employee benefits plans, including those which provide health and life insurance benefits to employees.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

21. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

        The following table provides a summary of selected financial results of operations by quarter for the years ended December 31, 2010 and 2009 as follows:

2010	First	Second	Third	Fourth
Revenues	$21,743	$33,580	$34,022	$47,551
Gross (loss) profit	(3,496)	214	(221)	5,449
Operating loss	(12,066)	(12,198)	(7,798)	(37,165)
Loss from continuing operations, net of tax	(11,991)	(13,200)	(7,260)	(37,302)
Net loss	(14,124)	(14,181)	(8,299)	(48,571)
Loss from continuing operations per share:
Basic and Diluted	(0.11)	(0.12)	(0.07)	(0.36)
Net loss per share:
Basic and Diluted	$(0.14)	$(0.13)	$(0.08)	$(0.45)

2009	First	Second	Third	Fourth
Revenues	$50,370	$47,728	$54,549	$32,151
Gross profit (loss)	4,680	2,684	5,869	(1,329)
Operating loss	(6,185)	(9,849)	(4,591)	(91,628)
Loss from continuing operations, net of tax	(6,246)	(4,546)	(5,005)	(91,229)
Net loss	(7,150)	(5,426)	(4,944)	(92,599)
Loss from continuing operations per share:
Basic and Diluted	(0.06)	(0.05)	(0.05)	(0.95)
Net loss per share:
Basic and Diluted	$(0.07)	$(0.06)	$(0.05)	$(0.96)

22. SUBSEQUENT EVENTS

Legal Proceedings

        On February 11, 2011, a putative class action was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against Broadwind and certain of its current or former officers and directors. The lawsuit is purportedly brought on behalf of purchasers of the Company's common stock between March 17, 2009 and August 9, 2010. The complaint seeks to allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements concerning the Company's financial results, operations, and prospects, including with respect to the January 2010 secondary public offering of the Company's common stock. Between February 15, 2011 and March 9, 2011, three putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division, and one putative shareholder derivative lawsuit was filed in the Circuit Court of Cook County, Illinois, Chancery Division, against certain of the Company's current and former officers and directors, and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the January 2010 secondary public offering of the Company's common stock. One of the lawsuits also alleges that certain directors violated Section 14(a) of the Exchange Act in connection with our Proxy Statement for our 2010

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009, and 2008

(in thousands, except share and per share data)

22. SUBSEQUENT EVENTS (Continued)

Annual Meeting of Stockholders. Because of the preliminary nature of these lawsuits, the Company is not able to estimate a loss or range of loss, but it expects, based on currently available information, that any liability resulting from these claims would be substantially covered by its insurance policies.

Environmental Compliance and Remediation Liabilities

        The Company is aware of an investigation commenced by the United States Attorney's Office, Northern District of Illinois, for potential violation of federal environmental laws. On February 15, 2011, officials from the United States Environmental Protection Agency conducted a search of one of the Company's facilities in Cicero, Illinois. During the search, officials interviewed a number of the Company's employees and seized documents relating to the facility's compliance with certain environmental laws and regulations. Also on February 15, 2011, the Company received a subpoena requesting production of certain documents relating to the facility's compliance with certain environmental regulations relating to the generation, discharge and disposal of wastewater from certain of the Company's processes from 2004 to the present. The Company is in the process of responding to this subpoena, which response is currently due on March 24, 2011. On February 23, 2011, the Company also received an additional subpoena requesting production of certain documents relating to certain of the Company's employees and environmental and manufacturing processes. The Company is in the process of responding to this subpoena, and has requested an extension of the time allotted to respond. Such extensions are generally granted as a matter of routine, but the Company has not yet received a new date by which such response will be due. The Company does not currently have information as to when the investigation may be concluded, and it is also conducting an internal investigation of any possible noncompliance. At this time, the Company has not been formally notified that it is a subject or target of the investigation and no fines or penalties have been suggested. There can be no assurances that the conclusion of the investigation will not result in a determination that the Company has violated applicable laws. If the Company is found to have violated such laws, it could be subject to fines, civil penalties and criminal penalties. The Company has recorded a liability of $675 at December 31, 2010, which represents the low end of its estimate of costs and expenses which have been incurred, or which are expected to be incurred during 2011 in connection with this matter. Due to the preliminary nature of the Company's investigation, it is reasonably possible that the estimate of the obligation may change in the near term.

Sale of Logistics Business

        On March 4, 2011, the Company completed the sale of its logistics business, through the sale of its Badger subsidiary, to BTI Logistics, LLC ("BTI Logistics"). Proceeds from the sale included $1.0 million in cash, a $1.5 million secured promissory note and 100,000 shares of Broadwind common stock held by the buyer. In addition, BTI Logistics assumed approximately $2.9 million of debt and capital leases, plus approximately $1.6 million of operating lease obligations. The purchase price is subject to final working capital adjustments. In connection with the sale, the AP Agreement between Badger and Wells Fargo, and the guaranty provided by Badger to Wells Fargo with respect to the other AP Agreements were each terminated, pursuant to an Omnibus Amendment to Account Purchase Agreements and Guaranties dated as of March 4, 2011, by and among the Company, the Subsidiaries and Wells Fargo.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Share Exchange Agreement by and among Blackfoot Enterprises, Inc. and the shareholders of Tower Tech Systems Inc. and Tower Tech Systems Inc. dated as of November 7, 2005 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 21, 2005)
2.2
Stock Purchase Agreement dated September 13, 2007 among the Company, R.B.A. Inc. and the stockholders of R.B.A. Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 17, 2007)
2.3
Stock Purchase Agreement dated August 22, 2007 among the Company, Brad Foote Gear Works, Inc. and the shareholders of Brad Foote Gear Works, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed August 24, 2007)
2.4
Stock Purchase Agreement dated April 24, 2008 among Broadwind Energy, Inc., Badger Transport, Inc. and the shareholders of Badger Transport, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 30, 2008)
2.5
Membership Interest Purchase Agreement dated December 9, 2007 among the Company, Energy Maintenance Service, LLC, Joseph A. Kolbach and the members of Energy Maintenance Service, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 13, 2007)
2.6
Amendment No. 1 to the Membership Interest Purchase Agreement dated December 9, 2007 among the Company, Energy Maintenance Service, LLC, Joseph A. Kolbach and the members of Energy Maintenance Service, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 14, 2008)
2.7
Stock Purchase Agreement dated March 4, 2011 among Broadwind Energy, Inc., Badger Transport, Inc. and BTI Logistics, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 10, 2011)
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008)
3.2	Amended and Restated Bylaws, as amended and restated through November 3, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 5, 2010)
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

Exhibit Number	Description
10.3	Lease Agreement dated December 26, 2007 between Tower Tech Systems Inc. and City Centre, LLC (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.4
Purchase Agreement Addendum effective February 11, 2008 between Brad Foote Gear Works, Inc. and BFG Cicero LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 21, 2008)
10.5
Assignment and Assumption of Purchase Agreement effective February 11, 2008 between Brad Foote Gear Works, Inc. and 1309 South Cicero Avenue, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 21, 2008)
10.6
Purchase Agreement effective February 11, 2008 between Brad Foote Gear Works, Inc. and BFG Pittsburgh LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 21, 2008)
10.7
Assignment and Assumption of Purchase Agreement effective February 11, 2008 between Brad Foote Gear Works, Inc. and 5100 Neville Road, LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed February 21, 2008)
10.8
Securities Purchase Agreement dated March 1, 2007 among the Company, Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 5, 2007)
10.9
Securities Purchase Agreement dated August 22, 2007 among the Company, Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 24, 2007)
10.10
Amended and Restated Securities Purchase Agreement dated January 3, 2008 by and among the Company, Tontine Capital Partners, L.P., Tontine Partners, L.P., and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 4, 2008)
10.11
Securities Purchase Agreement dated April 22, 2008 between Broadwind Energy, Inc., Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd., and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 28, 2008)
10.12
Securities Purchase Agreement dated April 22, 2008 between Broadwind Energy, Inc. and Charles H. Beynon (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 28, 2008)
10.13
Registration Rights Agreement dated March 1, 2007 among the Company, Tontine Capital Partners, L.P., and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 5, 2007
10.14
Amendment to Registration Rights Agreement dated October 19, 2007 among the Company, Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed October 24, 2007)

Exhibit Number		Description
10.15		Amendment No. 2 to Registration Rights Agreement among the Company, Tontine Capital Partners L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine 25 Overseas Master Fund, L.P., and Tontine Overseas Fund, Ltd. dated July 18, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 23, 2008)
10.16
Amendment No. 3 to Registration Rights Agreement among the Company, Tontine Capital Partners L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine 25 Overseas Master Fund, L.P., and Tontine Overseas Fund, Ltd. dated September 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 12, 2008)
10.17
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
10.18
Waiver relating to Registration Rights Agreement, dated January 9, 2009, by Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 15, 2009)
10.19
Registration Rights Agreement dated October 19, 2007 among the Company, J. Cameron Drecoll, Pat Rosmonowski, Dennis Palmer and Noel Davis (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 24, 2007)
10.20
Registration Rights Agreement dated January 16, 2008 among the Company, EMS, Inc., Fagen, Inc., Joseph A. Kolbach and Daniel A. Yarano (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 23, 2008)
10.21
Registration Rights Agreement dated April 24, 2008 between Broadwind Energy, Inc. and Charles H. Beynon (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed April 28, 2008)
10.22
Registration Rights Agreement dated June 4, 2008 between Broadwind Energy, Inc. and the shareholders of Badger Transport, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 10, 2008)
10.23	†
Employment Agreement dated as of August 1, 2008 between the Company and Jesse E. Collins, Jr. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed January 14, 2010)
10.24	†	Employment Agreement dated as of June 30, 2008 between the Company and J.D. Rubin (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 16, 2009)
10.25	†	Employment Agreement dated as of July 29, 2009 between the Company and Stephanie K. Kushner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 3, 2009)
10.26	†
Employment Agreement dated as of November 15, 2010 between Broadwind Energy, Inc. and Peter C. Duprey (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 15, 2010)

Exhibit Number		Description
10.27	†	Consulting Agreement dated as of November 15, 2010 between Broadwind Energy, Inc. and J. Cameron Drecoll (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 15, 2010)
10.28	†	Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 26, 2007)
10.29	†	2007 Equity Incentive Plan, as amended through June 9, 2009 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed June 17, 2009)
10.30	†	Form of Executive Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.31	†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.32	†	Form of Nonqualified Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.33	†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.34	†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.35	†	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.36	†	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.37	†	Broadwind Energy, Inc. Executive Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 16, 2009)
10.38
Commercial Security Agreement dated October 4, 2007 between Tower Tech Systems Inc. and Investors Community Bank (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.39
Guaranty dated October 22, 2008 by the Company to Investors Community Bank for Tower Tech Systems Inc. (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008)
10.40
Agreement Governing Extensions of Credit dated April 22, 2009 between Investors Community Bank and R.B.A. Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009)
10.41
Master Amendment dated as of December 30, 2009 among Investors Community Bank, Tower Tech Systems Inc., and Broadwind Energy, Inc. (incorporated by reference to Exhibit 10.63 to the Company's Registration Statement on S-1 filed on January 5, 2010)
10.42
Construction Loan Agreement, dated April 28, 2009, by and between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 1, 2009)

Exhibit Number	Description
10.43	Promissory Note, dated April 28, 2009, from Tower Tech Systems Inc. to Great Western Bank (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 1, 2009)
10.44
Letter Agreement, dated April 28, 2009, by and among Broadwind Energy, Inc., Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.96 to Amendment No. 1 to the Company's Registration Statement on Form S-1)
10.45
Commercial Security Agreement, dated April 28, 2009, by and between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed May 1, 2009)
10.46	Mortgage, dated April 28, 2009, from Tower Tech Systems Inc. to Great Western Bank (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed May 1, 2009)
10.47
Assignment of Deposit Account, dated April 28, 2009, by and between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed May 1, 2009)
10.48
Subordination Agreement, dated April 27, 2009, by and between Broadwind Energy, Inc. and Great Western Bank (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed May 1, 2009)
10.49	Commercial Guaranty, dated April 27, 2009, from Broadwind Energy, Inc. to Great Western Bank (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed May 1, 2009)
10.50
Change in Terms Agreement, dated December 22, 2009, by and between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009)
10.51
Letter Agreement, dated December 22, 2009, by and among Broadwind Energy, Inc., Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009)
10.52
Change in Terms Agreement, dated February 16, 2010, by and between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009)
10.53
Letter Agreement, dated February 16, 2010, by and among Broadwind Energy, Inc., Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009)
10.54
Letter Agreement, dated April 5, 2010, by and among Broadwind Energy, Inc., Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)
10.55
Amendment to Mortgage, dated April 5, 2010, by and between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010
10.56
Business Loan Agreement, dated April 5, 2010, by and between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010

Exhibit Number	Description
10.57	Change in Terms Agreement, dated April 5, 2010, by and between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)
10.58
Amended and Restated Lease for Industrial/Manufacturing Space, dated as of May 1, 2010, by and between Tower Tech Systems Inc. and City Centre, L.L.C. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010
10.59	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)
10.60
Form of Account Purchase Agreement, dated as of September 28, 2010, between Wells Fargo Bank, National Association and each of Badger Transport, Inc.; Brad Foote Gear Works, Inc.; Energy Maintenance Service, LLC; and Tower Tech Systems Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010
10.61
Form of Continuing Guaranty, dated as of September 28, 2010, executed by each of Badger Transport, Inc.; Brad Foote Gear Works, Inc.; Energy Maintenance Service, LLC; and Tower Tech Systems Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010)
10.62
Continuing Guaranty, dated as of September 28, 2010, executed by Broadwind Energy, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010)
10.63	First Amendment to Master Amendment, dated as of December 30, 2010, by and among Investors Community Bank, Tower Tech Systems Inc., and Broadwind Energy, Inc. (filed herewith)
10.64
Omnibus Amendment to Account Purchase Agreements and Guaranties dated as of March 4, 2011 by and among Badger Transport, Inc., Brad Foote Gear Works, Inc., Broadwind Services, LLC (f/k/a Energy Maintenance Service, LLC), Broadwind Towers, Inc. (f/k/a Tower Tech Systems Inc.), Broadwind Energy, Inc., and Wells Fargo Bank, National Association (filed herewith)
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2011.

BROADWIND ENERGY, INC.
By:	/s/ PETER C. DUPREY PETER C. DUPREY President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ PETER C. DUPREY Peter C. Duprey	President and Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2011
/s/ STEPHANIE K. KUSHNER Stephanie K. Kushner	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2011
/s/ DAVID P. REILAND David P. Reiland	Director and Chairman of the Board	March 16, 2011
/s/ TERENCE P. FOX Terence P. Fox	Director	March 16, 2011
/s/ CHARLES H. BEYNON Charles H. Beynon	Director	March 16, 2011
/s/ WILLIAM T. FEJES, JR. William T. Fejes, Jr.	Director	March 16, 2011