Form 10-Q
period 2011-03-31
BROADWIND ENERGY, INC.
filed 2011-05-09
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of April 29, 2011: 107,136,381.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

Item 1.    Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,861	$15,331
Short-term investments	102	—
Restricted cash	170	170
Accounts receivable, net of allowance for doubtful accounts of $643 and $489 as of March 31, 2011 and December 31, 2010, respectively	22,477	21,427
Inventories, net	16,755	17,739
Prepaid expenses and other current assets	4,100	3,476
Assets held for sale	—	6,847
Total current assets	65,465	64,990
Property and equipment, net	105,872	106,317
Intangible assets, net	9,858	10,073
Other assets	1,826	2,126
TOTAL ASSETS	$183,021	$183,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$140	$140
Current maturities of long-term debt	1,437	1,437
Current portions of capital lease obligations	987	966
Accounts payable	19,531	22,342
Accrued liabilities	6,465	6,515
Customer deposits	21,128	8,881
Liabilities held for sale	—	4,221
Total current liabilities	49,688	44,502

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	9,203	9,671
Long-term capital lease obligations, net of current portions	1,548	1,802
Other	1,187	1,335
Total long-term liabilities	11,938	12,808

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 107,135,688 and 107,112,817 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	107	107
Additional paid-in capital	356,924	356,545
Accumulated deficit	(235,636)	(230,456)
Total stockholders’ equity	121,395	126,196
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$183,021	$183,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010

Revenues	$43,530	$21,743
Cost of sales	40,951	25,239
Gross profit (loss)	2,579	(3,496)

OPERATING EXPENSES:
Selling, general and administrative	6,337	7,715
Intangible amortization	215	855
Total operating expenses	6,552	8,570
Operating loss	(3,973)	(12,066)

OTHER (EXPENSE) INCOME, net:
Interest expense, net	(273)	(282)
Other, net	210	129
Total other (expense) income, net	(63)	(153)

Net loss from continuing operations before provision (benefit) for income taxes	(4,036)	(12,219)
Provision (benefit) for income taxes	17	(228)
LOSS FROM CONTINUING OPERATIONS	(4,053)	(11,991)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,127)	(2,133)
NET LOSS	$(5,180)	$(14,124)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Loss from continuing operations	$(0.04)	$(0.11)
Loss from discontinued operations	(0.01)	$(0.03)
Net loss	$(0.05)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	107,108	104,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,180)	$(14,124)
Loss from discontinued operations	1,127	2,133
Loss from continuing operations	(4,053)	(11,991)

Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,501	4,160
Change in fair value of interest rate swap agreements	—	(253)
Deferred income taxes	—	(1,226)
Stock-based compensation	369	593
Allowance for doubtful accounts	163	502
Loss (gain) on disposal of assets	82	(5)
Changes in operating assets and liabilities:
Accounts receivable	(1,213)	6,577
Inventories	984	(5,708)
Prepaid expenses and other current assets	(70)	1,066
Accounts payable	(2,811)	(1,234)
Accrued liabilities	(41)	(945)
Customer deposits	12,247	(2,226)
Other non-current assets and liabilities	(136)	(101)
Net cash provided by (used in) operating activities of continued operations	9,022	(10,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of logistics business	761	—
Purchases of available for sale securities	(102)	—
Purchases of property and equipment	(2,380)	(2,590)
Proceeds from disposals of property and equipment	110	7
Decrease in restricted cash	—	2,010
Net cash used in investing activities of continued operations	(1,611)	(573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	—	53,467
Common stock issued under defined contribution 401(k) plan	149	172
Payments on lines of credit and notes payable	(467)	(4,101)
Payments on long-term debt	—	(16,152)
Principal payments on capital leases	(233)	(213)
Net cash (used in) provided by financing activities of continued operations	(551)	33,173

DISCONTINUED OPERATIONS:
Operating cash flows	(777)	70
Investing cash flows	—	(6)
Financing cash flows	(83)	(358)
Net cash used in discontinued operations	(860)	(294)

Add: Cash balance of discontinued operations, beginning of period	530	127
Less: Cash balance of discontinued operations, end of period	—	16

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,530	21,626
CASH AND CASH EQUIVALENTS, beginning of the period	15,331	4,701
CASH AND CASH EQUIVALENTS, end of the period	$21,861	$26,327

Supplemental cash flow information:
Interest paid, net of capitalized interest	$254	$353
Income taxes paid	$48	$38
Non-cash investing and financing activities:
Common stock issued for acquisitions	$—	$—
Issuance of restricted stock grants	$146	$227
Common stock issued under defined contribution 401(k) plan	$149	$172

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2011. The December 31, 2010 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2011 as compared to the significant accounting policies described in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Naperville, Illinois, and its wholly owned subsidiaries.

The Company provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the United States. The Company’s most significant presence is within the United States wind industry, where the Company believes it is the only independent company that offers its breadth of products and services to the market. The Company’s product and service portfolio provides its customers, including wind turbine manufacturers, wind farm developers and wind farm operators, with access to a broad array of component and service offerings. Outside of the wind market, the Company provides precision gearing and specialty weldments to industrial customers, particularly in the energy, mining and infrastructure sectors.

Liquidity

The Company has a limited history of operations and has incurred operating losses since inception. The Company anticipates that current cash resources and cash to be generated from operations over the next twelve months will be adequate to meet the Company’s liquidity needs for at least the next twelve months. As discussed further in Note 8, “Debt and Credit Agreements” of these consolidated financial statements, the Company is obligated to make principal payments on outstanding debt totaling $1,577 during the next twelve months, and is obligated to make purchases of $1,021 under purchase commitments described in Note 15, “Commitments and Contingencies” of these consolidated financial statements. If sales and subsequent collections from several of the Company’s large customers, as well as revenues generated from new customer orders, are not materially consistent with management’s plans, the Company may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to the Company, which could affect its overall operations. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require financial covenants or other restrictions on the Company. While the Company believes that it will continue to have sufficient cash flows to operate its businesses and meet its financial debt covenants, there can be no assurances that its operations will generate sufficient cash or that credit facilities will be available in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs.

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010, as follows:

	Three Months Ended
	March 31,
	2011	2010
Basic earnings per share calculation:

Net loss to common stockholders	$(5,180)	$(14,124)

Weighted average number of common shares outstanding	107,108,072	104,370,962
Basic net loss per share	$(0.05)	$(0.14)

Diluted earnings per share calculation:

Net loss to common stockholders	$(5,180)	$(14,124)

Weighted average number of common shares outstanding	107,108,072	104,370,962
Common stock equivalents:
Stock options and unvested restricted stock units (1)	—	—
Weighted average number of common shares outstanding	107,108,072	104,370,962
Diluted net loss per share	$(0.05)	$(0.14)

(1)          Stock options and unvested restricted stock units granted and outstanding of 2,311,633 and 1,883,751 as of March 31, 2011 and 2010, respectively, are excluded from the computation of diluted earnings per share due to the anti-dilutive effect as a result of the Company’s net loss for these respective periods.

NOTE 3 — DISCONTINUED OPERATIONS

In March 2011, the Company completed the sale of its logistics business, through the sale of its wholly owned subsidiary Badger Transport, Inc. (“Badger”) to BTI Logistics, LLC (“BTI Logistics”). Proceeds from the sale included approximately $800 in cash, a $1,500 secured promissory note and 100,000 shares of Broadwind common stock held by the buyer. The purchase price is subject to final working capital adjustments and certain contingencies and indemnifications. In addition, BTI Logistics assumed approximately $2,600 of debt and capital leases, plus approximately $1,600 of operating lease obligations.

Results of operations for Badger, which are reflected as discontinued operations in the Company’s consolidated statements of income for the three months ended March 31, 2011 and 2010, were as follows:

	Three Months Ended
	March 31,
	2011	2010

Revenues	$435	$427
Loss before benefit for income taxes	(1,125)	(1,783)
Income tax provision	2	350
Loss from discontinued operations	$(1,127)	$(2,133)

NOTE 4 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. The Company’s treasury policy is to invest excess cash in money market funds or other short-term investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company’s condensed consolidated statements of operations. As of March 31, 2011 and December 31, 2010, cash and cash equivalents totaled $21,861 and $15,331, respectively. These amounts consisted of cash balances and investments in municipal bonds with original maturities of three months or less.

As of March 31, 2011, the Company had $102 in investments in municipal bonds with original maturities greater than three months but less than one year. These financial instruments are categorized as available-for-sale securities and classified as short-term investments in the Company’s condensed consolidated balance sheet as of March 31, 2011.

Cash and cash equivalents and short-term investments consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$11,746	$—	$—	$11,746
Certificates of deposits	701			701
Municipal bonds	9,414	—	—	9,414
Total cash and cash equivalents	21,861	—	—	21,861

Short-term investments (available-for-sale):
Municipal bonds	102	—	—	102
Total cash and cash equivalents and short-term investments	$21,963	$—	$—	$21,963

	December 31, 2010
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$12,816	$—	$—	$12,816
Municipal bonds	2,515	—	—	2,515
Total cash and cash equivalents	$15,331	$—	$—	$15,331

NOTE 5 — INVENTORIES

The components of inventories as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31,	December 31,
	2011	2010

Raw materials	$8,215	$9,359
Work-in-process	6,654	5,869
Finished goods	2,912	3,481
	17,781	18,709
Less: Reserve for excess and obsolete inventory	(1,026)	(970)
Net inventories	$16,755	$17,739

NOTE 6 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of acquisitions completed by the Company during 2007 and 2008. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 8 to 20 years. The Company tests intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the first quarter of 2011, the Company identified triggering events associated with the Company’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets. Based upon the Company’s assessment, no additional impairment to these assets was identified as of March 31, 2011.

As of March 31, 2011 and December 31, 2010, the cost basis, accumulated amortization, impairment charge and net book value of intangible assets were as follows:

	March 31, 2011				December 31, 2010
				Net				Net
	Cost	Accumulated	Impairment	Book	Cost	Accumulated	Impairment	Book
	Basis	Amortization	Charge	Value	Basis	Amortization	Charge	Value
Intangible assets:
Customer relationships	$3,979	$(739)	$—	$3,240	$28,679	$(7,529)	$(17,796)	$3,354
Trade names	7,999	(1,381)	—	6,618	9,789	(1,530)	(1,540)	6,719

Intangible assets	$11,978	$(2,120)	$—	$9,858	$38,468	$(9,059)	$(19,336)	$10,073

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010

Accrued payroll and benefits	$3,440	$2,845
Accrued property taxes	179	387
Income taxes payable	367	401
Accrued professional fees	352	211
Accrued warranty liability	919	1,071
Accrued environmental reserve	436	675
Accrued other	772	925
Total accrued liabilities	$6,465	$6,515

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010

Term loans and notes payable	$8,460	$8,928
Related party note	2,320	2,320
	10,780	11,248
Less: Current maturities	(1,577)	(1,577)
Long-term debt, net of current maturities	$9,203	$9,671

Credit Facilities

Broadwind Towers

Investors Community Bank Notes

On April 7, 2008, the Company’s wholly owned subsidiary R.B.A. Inc. (“RBA”) executed four (4) promissory notes (the “ICB Notes”) with Investors Community Bank (“ICB”) in the aggregate principal amount of approximately $3,781, as follows: (i) a term note in the maximum principal amount of approximately $421, bearing interest at a per annum rate of 6.85%, with a maturity date of October 5, 2012; (ii) a term note in the maximum principal amount of $700, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; (iii) a term note in the maximum principal amount of $928, bearing interest at a per annum rate of 5.65%, with a maturity date of April 25, 2013; and (iv) a line of credit note in the maximum principal amount of $1,732, bearing interest at a per annum rate of 4.48% until May 1, 2008 and thereafter at the London Interbank Offered Rate (“LIBOR”) plus 1.75%, with a maturity date of April 5, 2009 (the “Line of Credit Note”). The Line of Credit Note was subsequently modified on March 13,

2009 to extend the maturity date to March 13, 2010 and to change the interest rate to the greater of (A) 5% or (B) prime. The ICB Notes provide for multiple advances, and were secured by substantially all of the assets of RBA.

Pursuant to the merger of RBA into the Company’s wholly owned subsidiary Broadwind Towers, Inc. (f/k/a Tower Tech Systems Inc.) (“Broadwind Towers”) on December 31, 2009, Broadwind Towers became the successor by merger to RBA’s interest in the loans from ICB to RBA evidenced by the ICB Notes (other than the Line of Credit Note, which was repaid in full in January 2010). Pursuant to a Master Amendment dated as of December 30, 2009 among ICB, Broadwind Towers and the Company (as guarantor) (the “Master Amendment”), Broadwind Towers agreed to maintain a minimum debt service coverage ratio in addition to certain other requirements. The Master Amendment was amended as of December 30, 2010, (i) to delete the requirements that Broadwind Towers maintain a collateral account as security for the obligations under the ICB Notes and that no additional loans or leases would be entered into by Broadwind Towers without the prior approval of ICB, and (ii) to replace the requirement that Broadwind Towers maintain its primary deposit accounts with ICB with the requirement that Broadwind Towers maintain with ICB a depository relationship of not less than $700, with such funds to be deposited into a money market account or certificate of deposit by no later than January 7, 2011. As of March 31, 2011, (i) the total amount of outstanding indebtedness under the remaining ICB Notes was $1,305, (ii) the effective per annum interest rate under the remaining ICB Notes was 5.81%, and (iii) Broadwind Towers was in compliance with all but one of the covenants under the Master Amendment. A waiver of the noncompliance with the remaining covenant, related to intercompany loan balances, has been received by Broadwind Towers from ICB.

Great Western Loan

On April 28, 2009, Broadwind Towers entered into a Construction Loan Agreement with Great Western Bank (“GWB”), pursuant to which GWB agreed to provide up to $10,000 in financing (the “Construction Loan”) to fund construction of Broadwind Towers’ wind tower manufacturing facility in Brandon, South Dakota (the “Facility”). Pursuant to a Change in Terms Agreement dated April 5, 2010 between GWB and Broadwind Towers, the Construction Loan was converted to a term loan (the “Great Western Term Loan”) providing for monthly payments of principal plus interest, extending the maturity date to November 5, 2016, reducing the principal amount to $6,500, and changing the per annum interest rate to 8.5%. Broadwind Towers was required to pay a 1.0% origination fee upon the conversion.

The Great Western Term Loan is secured by a first mortgage on the Facility and all fixtures and proceeds relating thereto, pursuant to a Mortgage and a Commercial Security Agreement, each between Broadwind Towers and GWB, and by a Commercial Guaranty from the Company. In addition, the Company has agreed to subordinate all intercompany debt with Broadwind Towers to the Great Western Term Loan. The Great Western Term Loan contains representations, warranties and covenants that are customary for a term financing arrangement and contains no financial covenants. As of March 31, 2011, the total outstanding indebtedness under the Great Western Term Loan was $5,500.

Wells Fargo Asset Purchase Agreements

On September 29, 2010, the Company’s domestic subsidiaries (the “Subsidiaries”) entered into account purchase agreements (the “AP Agreements”) with Wells Fargo Business Credit, a division of Wells Fargo Bank, N.A. (“Wells Fargo”). Under the AP Agreements, when requested by the Company Wells Fargo will advance funds against certain receivables arising from sales of the Subsidiaries’ products and services. In connection with the entry into the AP Agreements, the Company and each Subsidiary executed guaranties (including cross-guaranties) in favor of Wells Fargo. With respect to the Subsidiaries, the AP Agreements contain provisions providing for cross-defaults and cross-collateralization. In addition, each Subsidiary has granted to Wells Fargo a security interest against all financed receivables and related collateral.

Under the terms of the AP Agreements, when requested by the Company, Wells Fargo will advance approximately 80% of the face value of eligible receivables to the Subsidiaries. Wells Fargo will have full recourse to the Subsidiaries for collection of the financed receivables. The aggregate facility limit of the AP Agreements is $10,000. For Wells Fargo’s services under the AP Agreements, the Subsidiaries have agreed to pay Wells Fargo (i) a floating discount fee of the then-prevailing LIBOR plus 3.75% per annum, (ii) an annual facility fee of 1% of the aggregate facility limit, and (iii) an annual unused line fee of 0.042% on the portion of the credit facility which is unused. The initial term of the AP Agreements ends on September 29, 2013. If the AP Agreements are terminated prior to that date, an early termination fee of up to 3% of the aggregate facility limit may apply. At March 31, 2011, no amounts were drawn under the AP Agreements, and the Subsidiaries had the ability to borrow up to $10,000, subject to maintaining a month-end minimum total cash balance of $5,000.

In connection with the sale of Badger to BTI Logistics on March 4, 2011, the AP Agreement between Badger and Wells Fargo and the guaranty provided by Badger to Wells Fargo with respect to the other AP Agreements were each terminated, pursuant to an Omnibus Amendment to Account Purchase Agreements and Guaranties dated as of March 4, 2011, by and among the Company, the Subsidiaries and Wells Fargo.

Selling Shareholder Notes

On May 26, 2009, the Company entered into a settlement agreement (the “Settlement Agreement”) with the former owners of the Company’s wholly owned subsidiary Brad Foote Gear Works, Inc. (“Brad Foote”), including J. Cameron Drecoll, who served as the Company’s Chief Executive Officer and a member of its Board of Directors until December 1, 2010.  The Settlement Agreement related to the post-closing escrow established in connection with the Company’s acquisition of Brad Foote. Under the terms of the Settlement Agreement, among other terms, the Company issued three promissory notes to the former owners in the aggregate principal amount of $3,000 (the “Selling Shareholder Notes”). The Selling Shareholder Notes mature on May 28, 2012 and bear interest at a rate of 7% per annum, with interest payments due quarterly. The Selling Shareholder Note issued to Mr. Drecoll in the principal amount of $2,320 and pursuant to the terms of the Settlement Agreement is deemed by the Company to be a related party transaction. As of March 31, 2011, principal of $3,000 and accrued interest of $52 were outstanding under the Selling Shareholder Notes. The Company has accounted for the Selling Shareholder Notes as long-term debt in its condensed consolidated balance sheets as of March 31, 2011.

NOTE 9 — FAIR VALUE MEASUREMENTS

The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Additionally, the Company is required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Financial instruments are assessed quarterly to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications are made based upon the nature and type of the observable inputs. The fair value hierarchy is defined as follows:

Level 1 — Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

Level 3 — Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company’s long-term debt is approximately equal to its fair value.

As of March 31, 2011, the Company held short-term investments in municipal bonds, which are required to be measured at fair value. The fair market value of these assets is recorded as short-term investments in our consolidated balance sheets. The corresponding gain or loss is immaterial and is recognized as other income (expense) in our consolidated statements of operations. There were no short-term investments at December, 31, 2010. The following table presents the Company’s fair value measurements valued on a consistent basis as of March 31, 2011:

	Level 1	Level 2	Level 3	Total

Municipal bonds	$102	$—	$—	$102
Total	$102	$—	$—	$102

Assets measured at fair value on a nonrecurring basis

The fair value measurement approach utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of our future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and a market-based approach based on our market capitalization, and other subjective assumptions. During the first quarter of 2011, the Company identified triggering events associated with the Company’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company’s assessment, no additional impairment to these assets was identified as of March 31, 2011.

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of March 31, 2011, the Company had no net deferred income taxes due to the full recorded valuation allowance. During the three months ended March 31, 2011, the Company recorded a provision for income taxes of $17 from continuing operations compared to a benefit for income taxes of $228 from continuing operations during the three months ended March 31, 2010. The decrease in income tax benefit during the three months ended March 31, 2011 was primarily attributable to the inability of the Company to carry back any additional net operating losses and the impact of state taxes based upon minimum payments and gross income.

The Company files income tax returns in U.S. federal and state jurisdictions. As of March 31, 2011, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. No changes in settled tax years have occurred through March 31, 2011.

The Company does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next 12 months. However, the Company is currently under audit for its federal income tax returns for the periods ended December 31, 2008 and 2009.  The Company believes that it has appropriate support for the positions taken on its tax returns and its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, may differ significantly from the amounts currently accrued.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2011 and December 31, 2010, the Company had accrued interest or penalties related to uncertain tax positions totaling $9 and $32, respectively.

NOTE 11 — SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plan

The Company grants incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2007 Equity Incentive Plan (the “EIP”), which was approved by the Company’s Board of Directors in October 2007 and by the Company’s stockholders in June 2008. The EIP has periodically been amended since its original approval. Specifically, the plan was amended by the Company’s stockholders in June 2009 to increase the number of shares of common stock authorized for issuance under the EIP. The EIP was further amended in March 2011 by the Company’s Board of Directors to limit share recycling under the EIP, to include a minimum vesting period for time-vesting restricted stock awards and restricted stock units and to add a clawback provision. As amended, the EIP reserves 5,500,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of March 31, 2011, the Company had reserved 1,289,648 shares for the exercise of stock options outstanding, 1,021,985 shares for restricted stock unit awards outstanding and 2,814,409 additional shares for future stock awards under the EIP. As of March 31, 2011, 373,958 shares of common stock reserved for stock options and restricted stock unit awards under the EIP have been issued in the form of common stock.

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

The following table summarizes stock option activity during the three months ended March 31, 2011 under the EIP, as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2010	917,193	$8.75
Granted	429,755	$1.35
Exercised	—	$—
Forfeited	(57,300)	$9.86
Expired	—	$—
Outstanding as of March 31, 2011	1,289,648	$6.24

Exercisable as of March 31, 2011	272,683	$11.63

The following table summarizes restricted stock unit activity during the three months ended March 31, 2011 under the EIP, as follows:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2010	712,902	$4.09
Granted	381,569	$1.41
Vested	(21,251)	$5.40
Forfeited	(51,235)	$5.81
Outstanding as of March 31, 2011	1,021,985	$2.98

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the three months ended March 31, 2011 and 2010, and assumptions used to value the stock options, are as follows:

	Three Months Ended March 31,
	2011	2010
Dividend yield	—	—
Risk-free interest rate	2.6%	3.1%
Weighted average volatility	96.1%	85.0%
Expected life (in years)	6.3	6.3
Weighted average grant date fair value per share of options granted	$1.05	$4.02

Dividend yield is zero as the Company currently does not pay a dividend.

Risk-free rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the award.

During the three months ended March 31, 2011 and 2010, the Company utilized a standard volatility assumption of 96.1% and 85.0%, respectively, for estimating the fair value of stock options awarded based on comparable volatility averages for the energy related sector.

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

During the three months ended March 31, 2011 and 2010, the Company utilized a forfeiture rate of 25% and 10%, respectively, for estimating the forfeitures of stock options granted. During the second quarter of 2010, the Company revised its forfeiture rate to 25% based upon the Company’s historical forfeiture rates. The revision to the Company’s forfeiture was applied to stock options and restricted stock units outstanding as of June 30, 2010 and on a prospective basis.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, as follows:

	Three Months Ended March 31,
	2011	2010
Share-based compensation expense:
Selling, general and administrative	$369	$568
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$369	$568

Reduction in earnings per share:
Basic and diluted earnings per share (2)	$0.00	$0.01

(1) Income tax benefit is not illustrated because the Company is currently operating at a loss and an actual income tax benefit was not realized for the three months ended March 31, 2011 and 2010. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

(2) Diluted earnings per share for the three months ended March 31, 2011 and 2010 does not include common stock equivalents due to their anti-dilutive nature as a result of the Company’s net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

As of March 31, 2011, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and restricted stock units, in the amount of approximately $4,033 will be recognized through the year 2015. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

NOTE 12 — LEGAL PROCEEDINGS

Shareholder Lawsuits

On February 11, 2011, a putative class action was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against Broadwind and certain of its current or former officers and directors. The lawsuit is purportedly brought on behalf of purchasers of the Company’s common stock between March 17, 2009 and August 9, 2010. The complaint seeks to allege that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements concerning the Company’s financial results, operations, and prospects, including with respect to the January 2010 secondary public offering of Broadwind common stock. Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division, and four putative shareholder derivative lawsuits were filed in the Circuit Court of Cook County, Illinois, Chancery Division, against certain of the Company’s current and former officers and directors, and certain Tontine entities (Tontine Capital Management, L.L.C., a Delaware limited liability company (“TCM”); Tontine Capital Overseas GP, L.L.C., a Delaware limited liability company (“TCO”); Tontine Management, L.L.C., a Delaware limited liability company (“TM”); Tontine Overseas Associates, L.L.C., a Delaware limited liability company (“TOA”); Tontine Capital Overseas Master Fund II, L.P., a Cayman Islands limited partnership (“TCP 2”); Tontine Asset Associates, L.L.C., a Delaware limited liability company (“TAA”); Tontine Power Partners, L.P., a Delaware limited partnership (“TPP”); and Tontine Associates, L.L.C., a Delaware limited liability company (“TA,” and collectively with TCM, TCO, TM, TOA, TCP 2, TAA and TPP and their affiliates, “Tontine”)), seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the January 2010 secondary public offering of Broadwind common stock. One of the lawsuits also alleges that certain directors violated Section 14(a) of the Exchange Act in connection with the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders. All of these matters are in their early stages, with motions to appoint a Lead Plaintiff pending in the federal securities class action and motions to consolidate being pursued in the federal and state derivative suits. The Company has received a request from the Tontine defendants for indemnification in the derivative suits pursuant to various agreements related to shares owned by Tontine. Because of the preliminary nature of these lawsuits, the Company is not able to estimate a loss or range of loss at this time.

Environmental

The Company is aware of an investigation commenced by the United States Attorney’s Office, Northern District of Illinois, for potential violation of federal environmental laws. On February 15, 2011, officials from the United States Environmental Protection Agency conducted a search of one of the Company’s facilities in Cicero, Illinois. During the search, officials interviewed a number of the Company’s employees and seized documents relating to the facility’s compliance with certain environmental laws and regulations. Also on February 15, 2011, the Company received two subpoenas requesting production of certain documents relating to the facility’s compliance with certain environmental regulations relating to the generation, discharge and disposal of wastewater from certain of the Company’s processes from 2004 to the present. On February 23, 2011, the Company received a third subpoena requesting production of certain documents relating to certain of the Company’s employees and environmental and manufacturing processes. The Company timely responded to these subpoenas by producing its first installment of documents on March 24, 2011. The Company produced a second installment of documents in response to these subpoenas on April 7, 2011, and is continuing to review and produce documents on a rolling basis. The Company expects to produce its next installment of documents on or around May 23, 2011.  The Company does not currently have information as to when the investigation may be concluded, and is also conducting an internal investigation of any possible noncompliance. At this time, the Company has not been formally notified that it is a subject or target of the investigation and no fines or penalties have been suggested. There can be no assurances that the conclusion of the investigation will not result in a determination that the Company has violated applicable laws. If the Company is found to have violated such laws, it could be subject to fines, civil penalties and criminal penalties. The Company has recorded a liability of $675 at December 31, 2010, which represents the low end of its estimate of costs and expenses that have been incurred, or which are expected to be incurred during 2011 in connection with this matter. Expenditures of $239 were charged to this accrued liability during the first quarter of 2011 resulting in a remaining accrual balance of $436 at March 31, 2011. Due to the preliminary nature of the investigation, it is reasonably possible that the Company’s estimate of the obligation may change in the near term.

The Company is also a party to additional claims and legal proceedings arising in the ordinary course of business. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations, financial position or liquidity. It is possible that if one or more of the matters described above were decided against the Company, the effects could be material to the Company’s results of operations in the period in which the Company would be required to record or adjust the related liability and could also be material to the Company’s cash flows in the periods the Company would be required to pay such liability.

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

The following is a listing of recent accounting standards issued by the Financial Accounting Standards Board (the “FASB”) and their effect on the Company.

In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The Company has adopted this standard as of the current filing and it had no material impact on our consolidated financial condition, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). ASU 2010-06 provides additional disclosure requirements related to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Disclosure requirements applicable to Level 3 transactions are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years, with early adoption permitted. The Company has adopted this standard as of the current filing and it had no material impact on our consolidated financial condition, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605). ASU 2009-13 provides additional guidance related to the accounting for multiple-deliverable arrangements to account for products or services (deliverables) separately rather than as a combined unit and eliminates the residual method of allocation. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, with early adoption permitted. The Company has adopted this standard as of the current filing and it had no material impact on our consolidated financial condition, results of operations or cash flows.

NOTE 14 — SEGMENT REPORTING

The Company’s segments and their product and service offerings are summarized below:

Towers

The Company manufactures towers for wind turbines, specifically the large and heavier wind towers that are designed for 2 megawatt (MW) and larger wind turbines. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. wind resource regions. The two facilities have a combined annual tower production capacity of approximately 500 towers, sufficient to support turbines generating more than 1,200 MW of power. This product segment also encompasses the manufacture of specialty fabrications and heavy weldments for wind energy and other industrial customers.

Gearing

The Company manufactures precision gearing systems for wind turbines and custom-engineered gearing systems and gearboxes for energy, mining and other industrial customers. The Company uses an integrated manufacturing process, which includes machining processes in Cicero, Illinois, heat treatment in Neville Island, Pennsylvania and a finishing process in the Cicero factory.

Services

The Company offers technical and precision repair and engineering services to developers and operators of wind farms and manufacturers of wind turbines. Technical services offerings include construction support and operations and maintenance services for wind farm developers and operators. Precision repair and engineering services include repair and refurbishment of complex systems and components of wind turbines, including control systems, drivetrains and blades. The Company’s primary service locations are in Illinois, California, South Dakota and Texas. During 2010, the Company approved an investment of approximately $7 million to develop a dedicated drivetrain service center in Abilene, Texas, focused on servicing the growing installed base of MW wind turbines as they come off warranty. The drivetrain service center was dedicated and put into operation in February 2011 and leverages the Company’s extensive experience in gear manufacturing by remanufacturing gearboxes and mainshafts.

Corporate and Other

“Corporate and Other” is comprised of adjustments to reconcile segment results to consolidated results, which primarily includes corporate administrative expenses and intercompany eliminations.

Summary financial information by reportable segment for the three months ended March 31, 2011 and 2010 was as follows:

	Revenues		Operating (Loss) Profit
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
Segments:	2011	2010	2011	2010

Towers	$28,170	$12,046	$2,420	$(1,277)
Gearing	13,553	7,717	(2,397)	(5,128)
Services	1,828	2,022	(1,354)	(2,450)
Corporate and Other (1)	$(21)	(42)	(2,642)	(3,211)
	$43,530	$21,743	$(3,973)	$(12,066)

	Depreciation and Amortization		Capital Expenditures
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
Segments:	2011	2010	2011	2010

Towers	$879	$854	$105	$1,252
Gearing	2,522	2,448	262	1,106
Services	56	817	1,995	228
Corporate and Other (1)	44	41	18	4
	$3,501	$4,160	$2,380	$2,590

	Total Assets as of
	March 31,	December 31,
Segments:	2011	2010

Towers	$75,032	$76,931
Gearing	79,830	81,336
Services	11,734	10,480
Assets held for sale	—	6,847
Corporate and Other (2)	16,425	7,912
	$183,021	$183,506

(1) “Corporate and Other” includes selling, general and administrative expenses of the Company’s corporate office and European sales office in addition to intercompany eliminations.

(2) “Corporate and Other” includes assets of the Company’s corporate office and European sales office in addition to intercompany eliminations.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the first quarter of 2010, the Company completed construction of a third wind tower manufacturing facility in Brandon, South Dakota, but has not commenced production at this facility. During 2010 the Company concluded it would be difficult or impossible to operate this facility in a profitable or cost-effective manner. The Company is currently exploring alternative uses for the building and equipment comprising this facility. In connection with this determination, during the fourth quarter of 2010, the Company recorded an impairment charge of $13,326 to reduce the carrying value of the assets to fair value. The Company currently has purchase commitments totaling approximately $1,021 outstanding related to this facility.

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

Warranty Liability

The Company provides warranty terms that range from one to seven years for various products relating to workmanship and materials supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of March 31, 2011 and 2010, estimated product warranty liability was $919 and $1,047 respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the three months ended March 31, 2011 and 2010 were as follows:

	March 31,	March 31,
	2011	2010

Balance, beginning of period	$1,071	$918
Warranty expense	47	138
Warranty claims	(199)	(9)
Balance, end of period	$919	$1,047

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

The Company monitors our collections and write-off experience to assess whether or not adjustments to our allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the realizability of our accounts receivable, as noted above, or modifications to our credit standards, collection practices and other related policies may impact our allowance for doubtful accounts and our financial results. The activity in the accounts receivable allowance liability for the three months ended March 31, 2011 and 2010 consists of the following:

	For the three months ended March 31,
	2011	2010

Balance at beginning of year	$489	$1,631
Bad debt expense	154	502
Write-offs	—	—

Balance at end of period	$643	$2,133

Other

As of March 31, 2011, approximately 24% of the Company’s employees were covered by two collective bargaining agreements with local unions in Cicero, Illinois and Neville Island, Pennsylvania. Collective bargaining agreements with our Neville Island and Cicero unions are scheduled to remain in effect through October 2012 and February 2014, respectively. We consider our union and employee relations to be satisfactory.

The purchase price of the sale of the Company’s Badger subsidiary to BTI Logistics is subject to final working capital adjustments, and certain contingencies and indemnifications.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1, “Financial Statements,” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 2.  Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties.

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

First Quarter Overview

During the first quarter of 2011, we continued to execute our strategy in an improving, but still challenging, economic climate. Our current quarter results are significantly favorable compared to a very weak prior year quarter.  In the first quarter of 2011, our revenue doubled in addition to other significant financial improvements when compared to the prior year quarter.

We anticipate a gradual recovery of economic conditions within the wind industry; however, we cannot provide assurances that improved market conditions within the wind industry will occur or that we will be able to capitalize on these opportunities. In addition, a continued or prolonged economic slowdown in the wind industry or other unfavorable market factors could result in further revisions to our expectations with respect to future financial results and cash flows. These factors have required management to reassess its estimates of the fair value of some of our reportable segments and could result in further review of our intangible assets and fixed assets, although no additional impairment to the carrying value of these assets was indicated by our first quarter 2011 testing.

In the third quarter of 2010, we entered into account purchase agreements (the “AP Agreements”) with Wells Fargo Business Credit, a division of Wells Fargo Bank, N.A. (“Wells Fargo”) providing an aggregate borrowing facility limit of $10,000, subject to maintaining a month-end minimum total cash balance of $5,000. No amounts were drawn under the AP agreements during the current quarter.  While we believe that we will continue to have sufficient cash flows to operate our businesses, and meet our financial debt covenants, there can be no assurances that our operations will generate sufficient cash or that credit facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

The following are some significant business objectives we achieved in the first quarter of 2011:

•                  On February 11, 2011, our Services segment celebrated the grand opening of our drivetrain service center in Abilene, Texas.

•                  On March 4, 2011, we completed the sale of our Logistics business, through the sale of our Badger subsidiary, to BTI Logistics.

•                  On March 15, 2011, we secured an order for approximately 70 wind turbine towers from Goldwind USA, Inc.

•                  We continued to diversify our operations with increased sales to industrial customers in our Gearing segment.

•                  We continue to see strength in our industrial weldment business.

•                  We increased our booked orders from $18 million in the first quarter 2010 to $45 million in the first quarter 2011.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

	Three Months Ended March 31,
		% of Total		% of Total	2011 vs. 2010
	2011	Revenue	2010	Revenue	$ Change	% Change

Revenues	$43,530	100.0%	$21,743	100.0%	$21,787	100.2%
Cost of sales	40,951	94.1%	25,239	116.1%	15,712	62.3%
Gross profit	2,579	5.9%	(3,496)	-16.1%	6,075	-173.8%

Operating expenses
Selling, general and administrative expenses	6,337	14.6%	7,715	35.5%	(1,378)	-17.9%
Intangible amortization	215	0.5%	855	3.9%	(640)	-74.9%
Total operating expenses	6,552	15.1%	8,570	39.4%	(2,018)	-23.5%

Operating loss	(3,973)	-9.2%	(12,066)	-55.5%	8,093	-67.1%

Other (expense) income
Interest expense, net	(273)	-0.6%	(282)	-1.3%	9	-3.2%
Other, net	210	0.5%	129	0.6%	81	62.8%
Total other (expense) income, net	(63)	-0.1%	(153)	-0.7%	90	-58.8%

Net loss from continuing operations before provision (benefit) for income taxes	(4,036)	-9.3%	(12,219)	-56.2%	8,183	-67.0%
Provision (benefit) for income taxes	17	0.0%	(228)	-1.0%	245	-107.5%
Loss from continuing operations	(4,053)	-9.3%	(11,991)	-55.2%	7,938	-66.2%
Loss from discontinued operations, net of tax	(1,127)	-2.6%	(2,133)	-9.8%	1,006	-47.2%
Net loss	$(5,180)	-11.9%	$(14,124)	-65.0%	$8,944	-63.3%

Consolidated

Revenues approximately doubled from $21,743 during the three months ended March 31, 2010, to $43,530 during the three months ended March 31, 2011.   Overall demand has improved significantly compared to the prior year which resulted in increased revenues in the Towers and Gearing segments. Additionally, within our Gearing segment we continued our efforts to improve customer relationships, especially with our industrial customers, including enhancing our sales force.

Gross profit increased $6,075 from a loss of $3,496 during the three months ended March 31, 2010, to profit of $2,579 during the three months ended March 31, 2011. The increase in gross profit was primarily attributable to the overall increase in sales as well as improved production and volume efficiencies as compared to the same period in the prior year. As a result, our gross margin improved from (16.1%) during the three months ended March 31, 2010, to 5.9% during the three months ended March 31, 2011.

Selling, general and administrative expenses decreased from $7,715 during the three months ended March 31, 2010, to $6,337 during the three months ended March 31, 2011. The decrease was primarily attributable to a shift of certain oversight and administrative resources among Services segment facilities initiated in the fourth quarter of 2010.  Additionally, employee compensation expense was lower at Corporate compared to the prior year due to a reduction in managerial positions during 2010.

Intangible amortization expense decreased from $855 during the three months ended March 31, 2010, to $215 during the three months ended March 31, 2011. The decrease in amortization expense was due to intangible asset impairment charges taken during the fourth quarter of 2010.

Provision for income taxes increased from a benefit of $228 during the three months ended March 31, 2010, to a provision of $17 during the three months ended March 31, 2011. The reduction in income tax benefit was primarily attributable to a revision in our income tax provision due to the inability to carry back net operating losses and the application of state taxes based on minimum requirements and gross income.

Net loss decreased from $14,124 during the three months ended March 31, 2010, to $5,180 during the three months ended March 31, 2011, primarily as a result of the factors described above.

Towers Segment

The following table summarizes the Towers segment operating results for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010

Revenues	$28,170	$12,046
Operating (loss) income	2,420	(1,277)
Operating margin	8.6%	-10.6%

Towers segment revenues increased $16,124, from $12,046 during the three months ended March 31, 2010, to $28,170 during the three months ended March 31, 2011. The increase in revenues was primarily attributable to an increase of approximately 200% in the volume of wind tower sections manufactured in the first quarter of 2011 compared to 2010 to meet increased demand.  Megawatts (MW) sold for the current year period increased 211% compared to the prior year first quarter.

Towers segment operating income increased $3,697, from a loss of $1,277 during the three months ended March 31, 2010, to operating income of $2,420 during the three months ended March 31, 2011.  The increase in operating income was primarily attributable to an increase in wind tower sections manufactured as well as improved production efficiencies at the Abilene facility, partially offset by higher wage rates.  The operating margin also benefitted from a higher mix of non-steel based sections during the first quarter of 2011, as compared to the prior year.  Operating margin increased from (10.6%) during the three months ended March 31, 2010, to 8.6% during the three months ended March 31, 2011.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010

Revenues	$13,553	$7,717
Operating loss	(2,397)	(5,128)
Operating margin	-17.7%	-66.5%

Gearing segment revenues increased $5,836, from $7,717 during the three months ended March 31, 2010, to $13,553 during the three months ended March 31, 2011.  The increase in revenues was attributable to an increase in industrial and wind gearing sales of approximately 96% and 46%, respectively, as compared to the prior year quarter when demand was weak and we experienced a relatively slow restart of the plant following an extended holiday shutdown.

Gearing segment operating loss decreased $2,731, from $5,128 during the three months ended March 31, 2010, to $2,397 during the three months ended March 31, 2011. The decrease in operating loss was primarily due to the increase in sales volume noted above as well as improved operational efficiencies. As a result of the factors described above, operating margin improved from (66.5%) during the three months ended March 31, 2010, to (17.7%) during the three months ended March 31, 2011.

Technical and Engineering Services Segment

The following table summarizes the Technical and Engineering Services segment operating results for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010

Revenues	$1,828	$2,022
Operating (loss) income	(1,354)	(2,450)
Operating margin	-74.1%	-121.2%

Technical and Engineering Services segment revenues decreased $194 from $2,022 during the three months ended March 31, 2010, to $1,828 during the three months ended March 31, 2011.  The decrease in revenues was primarily attributable to a reduction of approximately 41% in technical services revenues related to a decline in the number of maintenance and service technicians deployed as several of our key customers have chosen to reduce outsourcing of their maintenance activities.  This reduction was partially offset by increased revenue from the drivetrain service center and the blades division, which commenced operations in early 2011 and the second half of 2010, respectively.

Technical and Engineering Services segment operating loss decreased $1,096, from $2,450 during the three months ended March 31, 2010, to $1,354 during the three months ended March 31, 2011.  The reduction in operating loss was primarily attributable to the absence of amortization expense due to an impairment charge taken during the fourth quarter of 2010, as well as improved technician utilization and increased cost containment efforts.  As a result, operating margin improved from (121.2%) during the three months ended March 31, 2010, to (74.1%) during the three months ended March 31, 2011.

Corporate and Other

Corporate and Other expense decreased $569, from $3,211 during the three months ended March 31, 2010, to $2,642 during the three months ended March 31, 2011. The reduction in expense was primarily attributable to lower employee compensation expense as well as general cost containment efforts.

SELECTED FINANCIAL DATA

The following non-GAAP financial measure presented below relates to earnings before interest, taxes, depreciation, amortization and share-based payments (“Adjusted EBITDA”) and is presented for illustrative purposes as an accompaniment to our unaudited financial results of operations for the three months ended March 31, 2011 and 2010. Adjusted EBITDA should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under GAAP. We believe that Adjusted EBITDA is particularly meaningful due principally to the role acquisitions have played in the development of the Company. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, which was primarily attributable to a significant portion of the purchase price of our acquired businesses being allocated to depreciable fixed assets and definite-lived intangible assets. The following Adjusted EBITDA calculation is derived from our unaudited condensed consolidated financial results for the three months ended March 31, 2011 and 2010, as follows:

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
Loss from continuing operations	$(4,053)	$(11,991)
Provision (benefit) for income taxes	17	(228)
Interest expense, net	273	282
Depreciation and amortization	3,501	4,160
Share-based compensation	369	568
Adjusted EBITDA	$107	$(7,209)

SUMMARY OF CRITICAL ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions.  Our most critical accounting policies (with respect to which there have been no changes) are related to the following areas: revenue recognition, warranty liability, inventories, goodwill and intangible assets, long-lived assets, and income taxes. Details regarding our application of these policies and the related estimates are described fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Recent Accounting Pronouncements

The following is a listing of recent accounting standards issued by the Financial Accounting Standards Board (the “FASB”) and their effect on the Company.

In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables.  We adopted this standard as of the current filing and it had no material impact on our consolidated financial condition, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). ASU 2010-06 provides additional disclosure requirements related to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Disclosure requirements applicable to Level 3 transactions are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years, with early adoption permitted. We adopted this standard as of the current filing and it had no material impact on our consolidated financial condition, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605). ASU 2009-13 provides additional guidance related to the accounting for multiple-deliverable arrangements to account for products or services (deliverables) separately rather than as a combined unit and eliminates the residual method of allocation. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, with early adoption permitted. We adopted this standard as of the current filing and it had no material impact on our consolidated financial condition, results of operations or cash flows.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2011, the Company had cash and cash equivalents of $21,861. The Company’s management anticipates that the Company will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and debt and lease commitments through at least the next 12 months primarily with current cash on hand, receipts of deposits from customers to fund steel purchases and cash generated by operations or other financing arrangements. On September 29, 2010, the Subsidiaries entered into the AP Agreements with Wells Fargo.  The aggregate facility limit of the AP Agreements is $10,000. At March 31, 2011, no amounts were drawn under the AP Agreements, and we had the ability to borrow up to $10,000, subject to maintaining a month-end minimum total cash balance of $5,000.

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

Our ability to meet financial debt covenants and make scheduled payments on our debt and other financial obligations will depend on our future financial and operating performance. If we cannot make scheduled payments on our debt, or comply with applicable covenants, we will be in default and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable. As of March 31, 2011, Broadwind Towers was not in compliance with its covenant under the Master Amendment related to intercompany loan balances; a waiver of the noncompliance with this covenant has been received by Broadwind Towers from ICB. While we believe that we will continue to have sufficient cash flows to operate our businesses and meet our financial debt covenants, there can be no assurances that our operations will generate sufficient cash or that credit facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Sources and Uses of Cash

Operating Cash Flows

During the three months ended March 31, 2011, net cash provided by operating activities totaled $9,022 compared to net cash used by operating activities of $10,791 during the three months ended March 31, 2010. The increase in net cash provided by operating activities was primarily attributable to decreased operating losses in the current quarter, and decreases in working capital requirements related to the absence of a large inventory build during the first quarter of 2010 and a large customer deposit received in the current quarter.

Investing Cash Flows

During the three months ended March 31, 2011 and 2010, net cash used in investing activities totaled $1,611 and $573, respectively. The increase in net cash used in investing activities as compared to the prior period was primarily attributable to the release of a $2,010 security interest as part of the conversion of the Construction Loan into the Great Western Term Loan during the three months ended March 31, 2010 partially offset by the receipt of $761 of proceeds associated with the divestiture of Badger. During the three months ended March 31, 2011, we made capital expenditures totaling $2,380, which primarily related to the construction of a MW gearbox refurbishment facility in Abilene, Texas.

Financing Cash Flows

During the three months ended March 31, 2011, net cash used in financing activities totaled $551 compared to net cash provided by financing activities of $33,173 in the same period of the prior year. The decrease in net cash provided by financing activities as compared to the prior period was attributable to the equity offering we completed in January 2010, in which we sold 10,000,000 newly issued shares of our common stock for approximately $53,467 net of underwriting discounts. Partially offsetting the increase in net cash provided by financing activities was higher payments on lines of credit and notes payable in the prior year quarter. The decrease in lines of credit and notes payable was primarily due to the repayment of outstanding indebtedness totaling $20,137 in the prior year first quarter.

Contractual Obligations

As of March 31, 2011, we had $1,021 in purchase commitments representing the remaining payments due on equipment purchase contracts related to the construction of our Brandon, South Dakota wind tower manufacturing facility.

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain “forward-looking statements”— that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Item 1A “Risk Factors” in Part I of this Annual Report on Form 10-K that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Our forward-looking statements may include or relate to the following: (i) our plans to continue to grow our business through organic growth and integration of previous and future acquisitions; (ii) our beliefs with respect to the sufficiency of our liquidity and our plans to evaluate alternate sources of funding if necessary; (iii) our expectations relating to state, local and federal regulatory frameworks affecting the wind energy industry, including the extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (iv) our expectations relating to construction of new facilities, expansion of existing facilities and sufficiency of our existing capacity to meet the demands of our customers and support expectations regarding our growth; (v) our plans with respect to the use of proceeds from financing activities and our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (vi) our beliefs and expectations relating to the economy and the potential impact it may have on our business, including our customers;(vii) our beliefs regarding the state of the wind energy market generally; and (viii) our expectations relating to the impact of pending litigation as well as environmental compliance matters. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2011. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk,” contained in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.        Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings

On February 11, 2011, a putative class action was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against Broadwind and certain of our current or former officers and directors. The lawsuit is purportedly brought on behalf of purchasers of our common stock between March 17, 2009 and August 9, 2010. The complaint seeks to allege that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements concerning our financial results, operations, and prospects, including with respect to the January 2010 secondary public offering of our common stock. Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division, and four putative shareholder derivative lawsuits were filed in the Circuit Court of Cook County, Illinois, Chancery Division, against certain of our current and former officers and directors, and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the January 2010 secondary public offering of our common stock. One of the lawsuits also alleges that certain directors violated Section 14(a) of the Exchange Act in connection with our Proxy Statement for our 2010 Annual Meeting of Stockholders. All of these matters are in their early stages, with motions to appoint a Lead Plaintiff pending in the federal securities class action and motions to consolidate being pursued in the federal and state derivative suits. We have received a request from the Tontine defendants for indemnification in the derivative suits pursuant to various agreements related to shares owned by Tontine. Because of the preliminary nature of these lawsuits, we are not able to estimate a loss or range of loss at this time.

We are aware of an investigation commenced by the United States Attorney’s Office, Northern District of Illinois, for potential violation of federal environmental laws. On February 15, 2011, officials from the United States Environmental Protection Agency conducted a search of one of our facilities in Cicero, Illinois. During the search, officials interviewed a number of our employees and seized documents relating to the facility’s compliance with certain environmental laws and regulations. Also on February 15, 2011, we received two subpoenas requesting production of certain documents relating to the facility’s compliance with certain environmental regulations relating to the generation, discharge and disposal of wastewater from certain of our processes from 2004 to the present. On February 23, 2011, we received a third subpoena requesting production of certain documents relating to certain of our employees and environmental and manufacturing processes. We timely responded to these subpoenas by producing our first installment of documents on March 24, 2011. We produced a second installment of documents in response to these subpoenas on April 7, 2011, and are continuing to review and produce documents on a rolling basis. We expect to produce our next installment of documents on or around May 23, 2011.  We do not currently have information as to when the investigation may be concluded, and are also conducting an internal investigation of any possible noncompliance. At this time, we have not been formally notified that we are a subject or target of the investigation and no fines or penalties have been suggested. There can be no assurances that the conclusion of the investigation will not result in a determination that we have violated applicable laws. If we are found to have violated such laws, we could be subject to fines, civil penalties and criminal penalties. We have recorded a liability of $675 at December 31, 2010, which represents the low end of our estimate of costs and expenses that have been incurred, or which are expected to be incurred during 2011 in connection with this matter. Expenditures of $239 were charged to the accrued liability balance in the first quarter of 2011. Due to the preliminary nature of the investigation, it is reasonably possible that our estimate of the obligation may change in the near term.

We are also a party to additional claims and legal proceedings arising in the ordinary course of business. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity. It is possible that if one or more of the matters described above were decided against us, the effects could be material to our results of operations in the period in which we would be required to record or adjust the related liability and could also be material to our flows in the periods we would be required to pay such liability.

Item 1A.     Risk Factors

There were no material changes to our risk factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on shares of the Company’s Common Stock repurchased by the Company in the first quarter of 2011.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1 – Jan. 31, 2011	—		—		N/A	N/A
Feb.1 – Feb. 28, 2011	—		—		N/A	N/A
March 1 - March 31, 2011	100,000	(1)	$1.42	(2)	N/A	N/A
Total	100,000

(1)  The shares were received by the Company as partial consideration for its sale of all of the outstanding capital stock of Badger Transport, Inc., its former wholly-owned subsidiary.

(2)  Represents the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on March 4, 2011, the closing date of the sale of Badger Transport, Inc.

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

BROADWIND ENERGY, INC.

May 9, 2011	By:	/s/ Peter C. Duprey
Peter C. Duprey
President and Chief Executive Officer

May 9, 2011	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

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