Form 10-Q
period 2011-06-30
BROADWIND ENERGY, INC.
filed 2011-08-05
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of July 28, 2011: 107,305,444.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.      FINANCIAL INFORMATION

Item 1.    Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,204	$15,331
Short-term investments	103	—
Restricted cash	170	170
Accounts receivable, net of allowance for doubtful accounts of $829 and $489 as of June 30, 2011 and December 31, 2010, respectively	27,240	21,427
Inventories, net	22,443	17,739
Prepaid expenses and other current assets	3,510	3,476
Assets held for sale	—	6,847
Total current assets	63,670	64,990
Property and equipment, net	102,421	106,317
Intangible assets, net	9,643	10,073
Other assets	1,111	2,126
TOTAL ASSETS	$176,845	$183,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$1,463	$140
Current maturities of long-term debt	1,455	1,437
Current portions of capital lease obligations	1,012	966
Accounts payable	18,383	22,342
Accrued liabilities	6,050	6,515
Customer deposits	21,038	8,881
Liabilities held for sale	—	4,221
Total current liabilities	49,401	44,502

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	7,664	9,671
Long-term capital lease obligations, net of current portions	1,332	1,802
Other	1,049	1,335
Total long-term liabilities	10,045	12,808

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 107,173,576 and 107,112,817 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	107	107
Additional paid-in capital	357,386	356,545
Accumulated deficit	(240,094)	(230,456)
Total stockholders’ equity	117,399	126,196
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,845	$183,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$39,332	$33,580	$82,862	$55,323
Cost of sales	36,400	33,366	77,351	58,605
Gross profit (loss)	2,932	214	5,511	(3,282)

OPERATING EXPENSES:
Selling, general and administrative	7,028	6,996	13,365	14,712
Impairment charges	—	4,561	—	4,561
Intangible amortization	215	855	430	1,709
Total operating expenses	7,243	12,412	13,795	20,982
Operating loss	(4,311)	(12,198)	(8,284)	(24,264)

OTHER (EXPENSE) INCOME, net:
Interest expense, net	(296)	(280)	(569)	(562)
Other, net	222	(396)	432	(267)
Total other (expense) income, net	(74)	(676)	(137)	(829)

Net loss from continuing operations before provision for income taxes	(4,385)	(12,874)	(8,421)	(25,093)
Provision for income taxes	16	326	33	98
LOSS FROM CONTINUING OPERATIONS	(4,401)	(13,200)	(8,454)	(25,191)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(57)	(981)	(1,184)	(3,114)
NET LOSS	$(4,458)	$(14,181)	$(9,638)	$(28,305)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Loss from continuing operations	$(0.04)	$(0.12)	$(0.08)	$(0.24)
Loss from discontinued operations	(0.00)	(0.01)	(0.01)	(0.03)
Net loss	$(0.04)	$(0.13)	$(0.09)	$(0.27)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	107,153	106,782	107,131	105,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,638)	$(28,305)
Loss from discontinued operations	1,184	3,114
Loss from continuing operations	(8,454)	(25,191)

Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	7,263	8,359
Impairment charges	—	4,561
Change in fair value of interest rate swap agreements	—	(253)
Deferred income taxes	—	(580)
Stock-based compensation	830	1,069
Loss on disposal of assets	139	75
Changes in operating assets and liabilities:
Accounts receivable	(5,813)	11
Inventories	(4,704)	(3,441)
Prepaid expenses and other current assets	645	1,618
Accounts payable	(3,959)	801
Accrued liabilities	(438)	(2,067)
Customer deposits	12,156	(5,761)
Other non-current assets and liabilities	319	1,028
Net cash used in operating activities of continued operations	(2,016)	(19,771)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of logistics business	761	—
Purchases of available for sale securities	(103)	(1,683)
Purchases of property and equipment	(2,850)	(3,922)
Proceeds from disposals of property and equipment	404	9
Decrease in restricted cash	—	2,010
Net cash used in investing activities of continued operations	(1,788)	(3,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	—	53,341
Common stock issued under defined contribution 401(k) plan	150	341
Payments on lines of credit and notes payable	(709)	(20,461)
Proceeds from lines of credit and notes payable	43
Principal payments on capital leases	(425)	(431)
Net cash (used in) provided by financing activities of continued operations	(941)	32,790

DISCONTINUED OPERATIONS:
Operating cash flows	(829)	(1,941)
Investing cash flows	—	(31)
Financing cash flows	(83)	(711)
Net cash used in discontinued operations	(912)	(2,683)

Add: Cash balance of discontinued operations, beginning of period	530	127
Less: Cash balance of discontinued operations, end of period	—	190

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,127)	6,687
CASH AND CASH EQUIVALENTS, beginning of the period	15,331	4,701
CASH AND CASH EQUIVALENTS, end of the period	$10,204	$11,388

Supplemental cash flow information:
Interest paid, net of capitalized interest	$457	$568
Income taxes paid	$34	$38
Non-cash investing and financing activities:
Issuance of restricted stock grants	$365	$463
Common stock issued under defined contribution 401(k) plan	$150	$341

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2011. The December 31, 2010 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2011 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Liquidity

The Company has a limited history of operations and has incurred operating losses since inception. The Company anticipates that current cash resources and cash to be generated from operations over the next twelve months will be adequate to meet the Company’s liquidity needs for at least the next twelve months. As discussed further in Note 8, “Debt and Credit Agreements” of these consolidated financial statements, the Company is obligated to make principal payments on outstanding debt totaling $2,918 during the next twelve months, and is obligated to make purchases of $1,021 under purchase commitments described in Note 15, “Commitments and Contingencies” of these consolidated financial statements. If sales and subsequent collections from several of the Company’s large customers, as well as revenues generated from new customer orders, are not materially consistent with management’s expectations, the Company may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to the Company, which could affect its overall operations. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require financial covenants or other restrictions on the Company. While the Company believes that it will continue to have sufficient cash flows to operate its businesses and meet its financial debt covenants, there can be no assurances that its operations will generate sufficient cash or that credit facilities will be available in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs.

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic earnings per share calculation:

Net loss to common stockholders	$(4,458)	$(14,181)	$(9,638)	$(28,305)

Weighted average number of common shares outstanding	107,153,229	106,782,014	107,130,775	105,571,347
Basic net loss per share	$(0.04)	$(0.13)	$(0.09)	$(0.27)

Diluted earnings per share calculation:

Net loss to common stockholders	$(4,458)	$(14,181)	$(9,638)	$(28,305)

Weighted average number of common shares outstanding	107,153,229	106,782,014	107,130,775	105,571,347
Common stock equivalents:
Stock options and unvested restricted stock units (1)	—	—	—	—
Weighted average number of common shares outstanding	107,153,229	106,782,014	107,130,775	105,571,347
Diluted net loss per share	$(0.04)	$(0.13)	$(0.09)	$(0.27)

(1)          Stock options and unvested restricted stock units granted and outstanding of 2,380,438 and 1,694,136 as of June 30, 2011 and 2010, respectively, are excluded from the computation of diluted earnings per share due to the anti-dilutive effect as a result of the Company’s net loss for these respective periods.

NOTE 3 — DISCONTINUED OPERATIONS

In March 2011, the Company completed the sale of its logistics business, through the sale of its wholly owned subsidiary Badger Transport, Inc. (“Badger”) to BTI Logistics, LLC (“BTI Logistics”). Proceeds from the sale included approximately $800 in cash, a $1,500 secured promissory note payable in quarterly installments of $125 beginning September 30, 2011 and 100,000 shares of Broadwind common stock held by the buyer. The purchase price is subject to final working capital adjustments and certain contingencies and indemnifications. In addition, BTI Logistics assumed approximately $2,600 of debt and capital leases, plus approximately $1,600 of operating lease obligations.

Results of operations for Badger, which are reflected as discontinued operations in the Company’s consolidated statements of income for the three and six months ended June 30, 2011 and 2010, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$—	$3,049	$435	$3,476
Loss before benefit for income taxes	(57)	(1,379)	(1,182)	(3,162)
Income tax provision (benefit)	—	(398)	2	(48)
Loss from discontinued operations	$(57)	$(981)	$(1,184)	$(3,114)

NOTE 4 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. The Company’s treasury policy is to invest excess cash in money market funds or other short-term investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company’s condensed consolidated statements of operations. As of June 30, 2011 and December 31, 2010, cash and cash equivalents totaled $10,204 and $15,331, respectively. These amounts consisted of cash balances and investments in municipal bonds with original maturities of three months or less.

As of June 30, 2011, the Company had $103 in investments in municipal bonds with original maturities greater than three months but less than one year. These financial instruments are categorized as available-for-sale securities and classified as short-term investments in the Company’s condensed consolidated balance sheet as of June 30, 2011. As of June 30, 2011, the Company also had $170 in restricted cash related to certain vendor agreements.

Cash and cash equivalents and short-term investments consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$2,084	$—	$—	$2,084
Certificates of deposits	702	—	—	702
Municipal bonds	7,418	—	—	7,418
Total cash and cash equivalents	10,204	—	—	10,204

Short-term investments (available-for-sale):
Municipal bonds	103	—	—	103

Total cash and cash equivalents and short-term investments	$10,307	$—	$—	$10,307

	December 31, 2010
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$12,816	$—	$—	$12,816
Municipal bonds	2,515	—	—	2,515

Total cash and cash equivalents	$15,331	$—	$—	$15,331

NOTE 5 — INVENTORIES

The components of inventories as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30,	December 31,
	2011	2010

Raw materials	$13,277	$9,359
Work-in-process	7,375	5,869
Finished goods	2,942	3,481
	23,594	18,709
Less: Reserve for excess and obsolete inventory	(1,151)	(970)
Net inventories	$22,443	$17,739

NOTE 6 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of acquisitions completed by the Company during 2007 and 2008. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 8 to 20 years. The Company tests intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the second quarter of 2011, the Company identified triggering events associated with the Company’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets. Based upon the Company’s assessment, no additional impairment to these assets was identified as of June 30, 2011.

As of June 30, 2011 and December 31, 2010, the cost basis, accumulated amortization, impairment charge and net book value of intangible assets were as follows:

	June 30, 2011				December 31, 2010
				Net				Net
	Cost	Accumulated	Impairment	Book	Cost	Accumulated	Impairment	Book
	Basis	Amortization	Charge	Value	Basis	Amortization	Charge	Value
Intangible assets:
Customer relationships	$3,979	$(854)	$—	$3,125	$28,679	$(7,529)	$(17,796)	$3,354
Trade names	7,999	(1,481)	—	6,518	9,789	(1,530)	(1,540)	6,719

Intangible assets	$11,978	$(2,335)	$—	$9,643	$38,468	$(9,059)	$(19,336)	$10,073

As of June 30, 2011, estimated future amortization expense is as follows:

2011	$429
2012	859
2013	859
2014	859
2015	859
2016 and thereafter	5,778
Total	$9,643

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010

Accrued payroll and benefits	$2,471	$2,845
Accrued property taxes	320	387
Income taxes payable	386	401
Accrued professional fees	1,036	211
Accrued warranty liability	897	1,071
Accrued environmental reserve	—	675
Accrued other	940	925
Total accrued liabilities	$6,050	$6,515

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010

Term loans and notes payable	$10,582	$11,248
Less: Current maturities	(2,918)	(1,577)
Long-term debt, net of current maturities	$7,664	$9,671

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

Pursuant to the merger of RBA into the Company’s wholly owned subsidiary Broadwind Towers, Inc. (f/k/a Tower Tech Systems Inc.) (“Broadwind Towers”) on December 31, 2009, Broadwind Towers became the successor by merger to RBA’s interest in the loans from ICB to RBA evidenced by the ICB Notes (other than the Line of Credit Note, which was repaid in full in January 2010). Pursuant to a Master Amendment dated as of December 30, 2009 among ICB, Broadwind Towers and the Company (as guarantor) (the “Master Amendment”), Broadwind Towers agreed to maintain a minimum debt service coverage ratio, in addition to certain other requirements. The Master Amendment was amended as of December 30, 2010, (i) to delete the requirements that Broadwind Towers maintain a collateral account as security for the obligations under the ICB Notes and that no additional loans or leases would be entered into by Broadwind Towers without the prior approval of ICB, and (ii) to replace the requirement that Broadwind Towers maintain its primary deposit accounts with ICB with the requirement that Broadwind Towers maintain with ICB a depository relationship of not less than $700. The Master Amendment was further amended as of May 31, 2011, to delete the covenant related to loans from affiliates and intercompany loan balances. As of June 30, 2011, (i) the total amount of outstanding indebtedness under the remaining ICB Notes was $1,238, (ii) the effective per annum interest rate under the remaining ICB Notes was 5.78%, and (iii) Broadwind Towers was in compliance with all covenants under its credit facilities with ICB.

Great Western Bank Loan

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

The Great Western Term Loan is secured by a first mortgage on the Facility and all fixtures and proceeds relating thereto, pursuant to a Mortgage and a Commercial Security Agreement, each between Broadwind Towers and GWB, and by a Commercial Guaranty from the Company. In addition, the Company has agreed to subordinate all intercompany debt with Broadwind Towers to the Great Western Term Loan. The Great Western Term Loan contains representations, warranties and covenants that are customary for a term financing arrangement and contains no financial covenants. As of June 30, 2011, the total outstanding indebtedness under the Great Western Term Loan was $5,333.

Wells Fargo Asset Purchase Agreements

On September 29, 2010, the Company’s domestic subsidiaries (the “Subsidiaries”) entered into account purchase agreements (the “AP Agreements”) with Wells Fargo Business Credit, a division of Wells Fargo Bank, N.A. (“Wells Fargo”). Under the AP Agreements, when requested by the Company, Wells Fargo will advance funds against certain receivables arising from sales of the Subsidiaries’ products and services. In connection with the entry into the AP Agreements, the Company and each Subsidiary executed guaranties (including cross-guaranties) in favor of Wells Fargo. With respect to the Subsidiaries, the AP Agreements contain provisions providing for cross-defaults and cross-collateralization. In addition, each Subsidiary has granted to Wells Fargo a security interest against all financed receivables and related collateral.

Under the terms of the AP Agreements, when requested by the Company, Wells Fargo will advance approximately 80% of the face value of eligible receivables to the Subsidiaries. Wells Fargo will have full recourse to the Subsidiaries for collection of the financed receivables. The aggregate facility limit of the AP Agreements is $10,000. For Wells Fargo’s services under the AP Agreements, the Subsidiaries have agreed to pay Wells Fargo (i) a floating discount fee of the then-prevailing LIBOR plus 3.75% per annum, (ii) an annual facility fee of 1% of the aggregate facility limit, and (iii) an annual unused line fee of 0.042% on the portion of the credit facility which is unused. The initial term of the AP Agreements ends on September 29, 2013. If the AP Agreements are terminated prior to that date, an early termination fee of up to 3% of the aggregate facility limit may apply. At June 30, 2011, no amounts were drawn under the AP Agreements, and the Subsidiaries had the ability to borrow up to $10,000, subject to maintaining a month-end minimum total cash balance of $5,000.

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

Selling Shareholder Notes

On May 26, 2009, the Company entered into a settlement agreement (the “Settlement Agreement”) with the former owners of the Company’s wholly-owned subsidiary Brad Foote Gear Works, Inc. (“Brad Foote”), including J. Cameron Drecoll, who served as the Company’s Chief Executive Officer and a member of its Board of Directors until December 1, 2010. The Settlement Agreement related to the post-closing escrow established in connection with the Company’s acquisition of Brad Foote. Under the terms of the Settlement Agreement, among other terms, the Company issued three promissory notes to the former owners in the aggregate principal amount of $3,000 (the “Selling Shareholder Notes”). The Selling Shareholder Notes issued to the former owners other than Mr. Drecoll mature on May 28, 2012 and bear interest at a rate of 7% per annum, with interest payments due quarterly. The Selling Shareholder Note issued to Mr. Drecoll in the principal amount of $2,320 pursuant to the terms of the Settlement Agreement (the “Drecoll Note”) also was originally scheduled to mature on May 28, 2012 and bore interest at a rate of 7% per annum, with interest payments due quarterly; however, effective as of July 1, 2011, the Drecoll Note was amended and restated to effect the following modifications:  (i) the maturity date was changed to January 10, 2014; (ii) the interest rate was changed to 9% per annum; and (iii) the payment schedule was changed to quarterly payments of principal and interest, such that the Drecoll Note is now self-amortizing. The Company agreed to pay Mr. Drecoll a restructuring fee in the amount of $10 in connection with the restructuring of the Drecoll Note. As of June 30, 2011, principal of $3,000 and accrued interest of $52 were outstanding under the Selling Shareholder Notes.

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

As of June 30, 2011, the Company held short-term investments in municipal bonds, which are required to be measured at fair value. The fair market value of these assets is recorded as short-term investments in the Company’s consolidated balance sheets.

The corresponding gain or loss is immaterial and is recognized as other income (expense) in the Company’s consolidated statements of operations. There were no short-term investments at December, 31, 2010. The following table presents the Company’s fair value measurements valued on a consistent basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Total

Municipal bonds	$103	$—	$—	$103
Total	$103	$—	$—	$103

Assets measured at fair value on a nonrecurring basis

The fair value measurement approach utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the Company’s future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and a market-based approach based on the Company’s market capitalization, and other subjective assumptions. During the second quarter of 2011, the Company identified triggering events associated with the Company’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company’s assessment, no additional impairment to these assets was identified as of June 30, 2011.

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of June 30, 2011, the Company had no net deferred income taxes due to the full recorded valuation allowance. During the three months ended June 30, 2011, the Company recorded a provision for income taxes of $16 from continuing operations compared to a provision for income taxes of $326 from continuing operations during the three months ended June 30, 2010. The decrease in income tax provision during the three months ended June 30, 2011 was primarily attributable to the reforecast of full year projected income that occurred in the second quarter of 2010 which reduced the tax benefits the Company previously expected to recognize and the accrual of deferred income tax liabilities associated with indefinite-lived assets in 2010.  During the six months ended June 30, 2011, the Company recorded a provision for income taxes of $33 from continuing operations compared to a provision for income taxes of $98 from continuing operations during the six months ended June 30, 2010. The decrease in income tax provision during the six months ended June 30, 2011 was primarily attributable to the reduction in state taxes based upon minimum payments and gross income as well as the nonexistence of deferred tax liabilities associated with indefinite-lived assets in 2011.

The Company files income tax returns in U.S. federal and state jurisdictions. As of June 30, 2011, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. No changes in settled tax years have occurred through June 30, 2011.

The Company does not anticipate that there will be a material change in the total amount of unrecognized tax benefits within the next 12 months. However, the Company is currently under audit for its federal income tax returns for the periods ended December 31, 2008 and 2009.  The Company believes that it has appropriate support for the positions taken on its tax returns and its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, may differ significantly from the amounts currently accrued.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011 and December 31, 2010, the Company had accrued interest or penalties related to uncertain tax positions totaling $17 and $32, respectively.

NOTE 11 — SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plan

The Company grants incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2007 Equity Incentive Plan (the “EIP”), which was approved by the Company’s Board of Directors in October 2007 and by the Company’s stockholders in June 2008. The EIP has been amended periodically since its original approval. Specifically, the EIP was amended by the Company’s stockholders in June 2009 to increase the number of shares of common stock authorized for issuance under the EIP, and the EIP was further amended in March 2011 by the Company’s Board of Directors to limit share recycling under the EIP, to include a minimum vesting period for time-vesting restricted stock awards and restricted stock units and to add a clawback provision. As amended, the EIP reserves 5,500,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of June 30, 2011, the Company had reserved 1,288,315 shares for the exercise of stock options outstanding, 1,092,123 shares for restricted stock unit awards outstanding and 2,708,716 additional shares for future stock awards under the EIP. As of June 30, 2011, 410,846 shares of common stock reserved for stock options and restricted stock unit awards under the EIP have been issued in the form of common stock.

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

The following table summarizes stock option activity during the six months ended June 30, 2011 under the EIP, as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2010	917,193	$8.75
Granted	447,255	$1.36
Exercised	—	$—
Forfeited	(76,133)	$10.92
Expired	—	$—
Outstanding as of June 30, 2011	1,288,315	$6.06

Exercisable as of June 30, 2011	284,046	$11.12

The following table summarizes restricted stock unit activity during the six months ended June 30, 2011 under the EIP, as follows:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2010	712,902	$4.09
Granted	511,244	$1.44
Vested	(62,531)	$4.91
Forfeited	(69,492)	$5.23
Outstanding as of June 30, 2011	1,092,123	$2.74

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the six months ended June 30, 2011 and 2010, and assumptions used to value the stock options, are as follows:

	Six Months Ended June 30,
	2011	2010
Dividend yield	—	—
Risk-free interest rate	2.6%	3.1%
Weighted average volatility	96.1%	85.0%
Expected life (in years)	6.3	6.5
Weighted average grant date fair value per share of options granted	$1.07	$3.96

Dividend yield is zero as the Company currently does not pay a dividend.

Risk-free rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the award.

During the six months ended June 30, 2011 and 2010, the Company utilized a standard volatility assumption of 96.1% and 85.0%, respectively, for estimating the fair value of stock options awarded based on comparable volatility averages for the energy-related sector.

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

During the six months ended June 30, 2011 and 2010, the Company utilized a forfeiture rate of 25% for estimating the forfeitures of stock options granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2011 and 2010, as follows:

	Six Months Ended June 30,
	2011	2010
Share-based compensation expense:
Selling, general and administrative	$830	$1,028
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$830	$1,028

Reduction in earnings per share:
Basic and diluted earnings per share (2)	$0.01	$0.01

(1) Income tax benefit is not illustrated because the Company is currently operating at a loss and an actual income tax benefit was not realized for the six months ended June 30, 2011 and 2010. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

(2) Diluted earnings per share for the six months ended June 30, 2011 and 2010 does not include common stock equivalents due to their anti-dilutive nature as a result of the Company’s net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

As of June 30, 2011, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and restricted stock units, in the amount of approximately $3,775 will be recognized through the year 2015. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

NOTE 12 — LEGAL PROCEEDINGS

Shareholder Lawsuits

On February 11, 2011, a putative class action was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against Broadwind and certain of its current or former officers and directors. The lawsuit is purportedly brought on behalf of purchasers of the Company’s common stock between March 17, 2009 and August 9, 2010. The complaint seeks to allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements concerning the Company’s financial results, operations, and prospects, including with respect to the January 2010 secondary public offering of Broadwind common stock. On July 7, 2011, the Court appointed a Lead Plaintiff and Lead Counsel.  The amended complaint is due by August 25, 2011. Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division, against certain of the Company’s current and former officers and directors, and certain Tontine entities (Tontine Capital Management, L.L.C., a Delaware limited liability company (“TCM”); Tontine Capital Overseas GP, L.L.C., a Delaware limited liability company (“TCO”); Tontine Management, L.L.C., a Delaware limited liability company (“TM”); Tontine Overseas Associates, L.L.C., a Delaware limited liability company (“TOA”); Tontine Capital Overseas Master Fund II, L.P., a Cayman Islands limited partnership (“TCP 2”); Tontine Asset Associates, L.L.C., a Delaware limited liability company (“TAA”); Tontine Power Partners, L.P., a Delaware limited partnership (“TPP”); and Tontine Associates, L.L.C., a Delaware limited liability company (“TA,” and collectively with TCM, TCO, TM, TOA, TCP 2, TAA and TPP and their affiliates, “Tontine”)), seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the January 2010 secondary public offering of Broadwind common stock. One of the lawsuits also alleges that certain directors violated Section 14(a) of the Exchange Act in connection with the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders. Two of the federal derivative lawsuits have been consolidated (the “Mitchell action”) and the other remains separate.  An amended complaint was filed in the Mitchell action on July 21, 2011. Between March 9, 2011 and March 30, 2011, four putative shareholder derivative lawsuits were filed in the Circuit Court of Cook County, Illinois, Chancery Division, against certain of the Company’s current and former officers and directors and Tontine, making substantially the same claims as the federal derivative suits. The state derivative suits have been consolidated and the Company and individual defendants have moved to dismiss the state action as duplicative of the prior-pending federal actions. That motion remains pending. The Company has received a request from the Tontine defendants for indemnification in the derivative suits pursuant to various agreements related to shares owned by Tontine. Because of the preliminary nature of these lawsuits, the Company is not able to estimate a loss or range of loss at this time.

Environmental

The Company is aware of an investigation commenced by the United States Attorney’s Office, Northern District of Illinois, for potential violation of federal environmental laws. On February 15, 2011, officials from the United States Environmental Protection Agency conducted a search of one of the Company’s facilities in Cicero, Illinois. During the search, officials interviewed a number of the Company’s employees and seized documents relating to the facility’s compliance with certain environmental laws and regulations. Also on February 15, 2011, the Company received two subpoenas requesting production of certain documents relating to the facility’s compliance with certain environmental regulations relating to the generation, discharge and disposal of wastewater from certain of the Company’s processes from 2004 to the present. On February 23, 2011, the Company received a third subpoena requesting production of certain documents relating to certain of the Company’s employees and environmental and manufacturing processes. The Company timely responded to these subpoenas by producing its first installment of documents on March 24, 2011. The Company has produced additional installments of documents in response to these subpoenas, and is continuing to review and produce documents on a rolling basis. The Company does not currently have information as to when the investigation may be concluded, and is also conducting an internal investigation of any possible noncompliance. At this time, the Company has not been formally notified that it is a subject or target of the investigation and no fines or penalties have been suggested. The Company had recorded a liability of $675 at December 31, 2010, which represented the low end of its estimate of remediation-related costs and expenses; as of June 30, 2011 those initial costs have been incurred and no additional remediation related expenses have been accrued. There can be no assurances that the conclusion of the investigation will not result in a determination that the Company has violated applicable laws. If the Company is found to have violated such laws, it could be subject to fines, civil penalties and criminal penalties. Due to the preliminary nature of the investigation, it is reasonably possible that the Company’s estimate of the obligation may change in the near term.

The Company is also a party to additional claims and legal proceedings arising in the ordinary course of business. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations, financial position or liquidity. It is possible that if one or more of the matters described above were decided against the Company, the effects could be material to the Company’s results of operations in the period in which the Company would be required to record or adjust the related liability and could also be material to the Company’s cash flows in the periods in which the Company would be required to pay such liability.

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

The following is a listing of recent accounting standards issued by the Financial Accounting Standards Board (the “FASB”) and their effect on the Company.

In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The Company has adopted this standard as of the current filing and it had no material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). ASU 2010-06 provides additional disclosure requirements related to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Disclosure requirements applicable to Level 3 transactions are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years, with early adoption permitted. The Company has adopted this standard as of the current filing and it had no material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605). ASU 2009-13 provides additional guidance related to the accounting for multiple-deliverable arrangements to account for products or services (deliverables) separately rather than as a combined unit and eliminates the residual method of allocation. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, with early adoption permitted. The Company has adopted this standard as of the current filing and it had no material impact on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 14 — SEGMENT REPORTING

The Company’s segments and their product and service offerings are summarized below:

Towers

The Company fabricates specialty weldments for wind, oil and gas, mining and other industrial applications, specializing in the production of wind turbine towers. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. wind resource regions. The two facilities have a combined annual tower production capacity of approximately 500 towers, sufficient to support turbines generating more than 1,200 MW of power. This product segment also encompasses the manufacture of specialty fabrications and heavy weldments for wind energy and other industrial customers.

Gearing

The Company engineers, builds and remanufactures precision gears and gearing systems for wind, oil and gas and mining applications. The Company uses an integrated manufacturing process, which includes machining processes in Cicero, Illinois, heat treatment in Neville Island, Pennsylvania and a finishing process in the Cicero factory.

Services

The Company remanufactures complex wind turbine components, including gearboxes and blades. The Company also offers comprehensive installation support and operations and maintenance services to the wind industry. The Company’s primary service locations are in Illinois, California, South Dakota and Texas. In February, 2011 the Company put into operation its dedicated drivetrain service center in Abilene, Texas, which is focused on servicing the growing installed base of MW wind turbines as they come off warranty.

Corporate and Other

“Corporate and Other” is comprised of adjustments to reconcile segment results to consolidated results, which primarily includes corporate administrative expenses and intercompany eliminations.

Summary financial information by reportable segment for the three and six months ended June 30, 2011 and 2010 was as follows:

	Revenues		Operating (Loss) Profit
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
Segments:	2011	2010	2011	2010

Towers	$24,495	$16,514	$2,773	$(595)
Gearing	12,509	14,277	(2,847)	(2,822)
Services	2,367	2,893	(2,094)	(6,474)
Corporate and Other (1)	(39)	(104)	(2,143)	(2,307)
	$39,332	$33,580	$(4,311)	$(12,198)

	Depreciation and Amortization		Capital Expenditures
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
Segments:	2011	2010	2011	2010

Towers	$887	$844	$84	$596
Gearing	2,506	2,477	(560)	132
Services	326	836	926	590
Corporate and Other (1)	43	41	20	14
	$3,762	$4,198	$470	$1,332

	Revenues		Operating (Loss) Profit
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
Segments:	2011	2010	2011	2010

Towers	$52,666	$28,560	$5,194	$(1,873)
Gearing	26,062	21,993	(5,242)	(7,949)
Services	4,195	4,915	(3,448)	(8,924)
Corporate and Other (1)	(61)	(145)	(4,788)	(5,518)
	$82,862	$55,323	$(8,284)	$(24,264)

	Depreciation and Amortization		Capital Expenditures
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
Segments:	2011	2010	2011	2010

Towers	$1,766	$1,698	$189	$1,848
Gearing	5,028	4,925	(298)	1,238
Services	382	1,653	2,921	818
Corporate and Other (1)	87	83	38	18
	$7,263	$8,359	$2,850	$3,922

	Total Assets as of
	June 30,	December 31,
Segments:	2011	2010

Towers	$78,007	$76,931
Gearing	76,974	81,336
Services	12,625	10,480
Assets held for sale	—	6,847
Corporate and Other (2)	9,239	7,912
	$176,845	$183,506

(1) “Corporate and Other” includes selling, general and administrative expenses of the Company’s corporate office and European sales office in addition to intercompany eliminations.

(2) “Corporate and Other” includes assets of the Company’s corporate office and European sales office in addition to intercompany eliminations.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company completed construction of a third wind tower manufacturing facility in Brandon, South Dakota, in the first quarter of 2010, but has not commenced production at this facility. During 2010 the Company concluded it would be difficult or impossible to operate this facility in a profitable or cost-effective manner. The Company is currently exploring alternative uses for the building and equipment comprising this facility. In connection with this determination, during the fourth quarter of 2010, the Company recorded an impairment charge of $13,326 to reduce the carrying value of the assets to fair value. The Company currently has purchase commitments totaling approximately $1,021 outstanding related to this facility.

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

Warranty Liability

The Company provides warranty terms that range from one to seven years for various products relating to workmanship and materials supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of June 30, 2011 and 2010, estimated product warranty liability was $897 and $659 respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the six months ended June 30, 2011 and 2010 were as follows:

	For the six months ended June 30,
	2011	2010

Balance, beginning of period	$1,071	$918
Warranty expense	30	250
Warranty claims	(204)	(509)
Balance, end of period	$897	$659

Allowance for Doubtful Accounts

Based upon past experience and judgment, the Company establishes an allowance for doubtful accounts with respect to accounts receivable. The Company standard allowance estimation methodology considers a number of factors that, based on its collections experience, the Company believes will have an impact on its credit risk and the realizability of its accounts receivable. These factors include individual customer circumstances, history with the Company and other relevant criteria.

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the realizability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the six months ended June 30, 2011 and 2010 consists of the following:

	For the six months ended June 30,
	2011	2010

Balance at beginning of year	$489	$1,631
Bad debt expense	343	552
Write-offs	(3)	(2,018)

Balance at end of period	$829	$165

Other

As of June 30, 2011, approximately 25% of the Company’s employees were covered by two collective bargaining agreements with local unions in Cicero, Illinois and Neville Island, Pennsylvania. Collective bargaining agreements with the Company’s Neville Island and Cicero unions are scheduled to remain in effect through October 2012 and February 2014, respectively. The Company considers its union and employee relations to be satisfactory.

The purchase price of the sale of the Company’s Badger subsidiary to BTI Logistics is subject to final working capital adjustments, and certain contingencies and indemnifications.

NOTE 16 — SUBSEQUENT EVENT

In July 2011, The Company entered into a financing arrangement within its drivetrain service center, which is a qualified transaction under the New Markets Tax Credit program, promulgated under Section 45D of the Internal Revenue Code of 1986 as amended. The agreement will provide the Company with approximately $2 million of additional liquidity to finance the costs of upgrading the division’s facility to repair, refurbish and sell enhanced megawatt gearboxes for wind turbines.

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

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

Second Quarter Overview

During the second quarter of 2011, we continued to execute our strategy in an improving, but still challenging, economic climate. Our current quarter results are favorable compared to a weak prior year quarter. We anticipate economic conditions within the wind industry to improve in the short-term, but there is long-term uncertainty related to governmental policies that support the wind industry. As such, we cannot provide assurances that improved market conditions within the wind industry will occur or that we will be able to capitalize on these opportunities. In addition, a continued or prolonged economic slowdown in the wind industry or other unfavorable market factors could result in further revisions to our expectations with respect to future financial results and cash flows. In response to these conditions, we have made a strategic decision to diversify our business into oil, gas, mining, and other industries, particularly within gearing and industrial weldments. These factors have required management to reassess its estimates of the fair value of some of our reportable segments and could result in further review of our intangible assets and fixed assets, although no additional impairment to the carrying value of these assets was indicated by our second quarter 2011 testing.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

	Three Months Ended June 30,
		% of Total		% of Total	2011 vs. 2010
	2011	Revenue	2010	Revenue	$ Change	% Change

Revenues	$39,332	100.0%	$33,580	100.0%	$5,752	17.1%
Cost of sales	36,400	92.5%	33,366	99.4%	3,034	9.1%

Gross profit	2,932	7.5%	214	0.6%	2,718	1270.1%

Operating expenses
Selling, general and administrative expenses	7,028	17.9%	6,996	20.8%	32	0.5%
Impairment charges	—	0.0%	4,561	13.6%	(4,561)	-100.0%
Intangible amortization	215	0.6%	855	2.5%	(640)	-74.9%
Total operating expenses	7,243	18.5%	12,412	36.9%	(5,169)	-41.6%

Operating loss	(4,311)	-11.0%	(12,198)	-36.3%	7,887	64.7%

Other (expense) income
Interest expense, net	(296)	-0.8%	(280)	-0.8%	(16)	-5.7%
Other, net	222	0.6%	(396)	-1.2%	618	156.1%
Total other expense, net	(74)	-0.2%	(676)	-2.0%	602	89.1%

Net loss from continuing operations before provision for income taxes	(4,385)	-11.2%	(12,874)	-38.3%	8,489	65.9%
Provision for income taxes	16	0.0%	326	1.0%	(310)	-95.1%
Loss from continuing operations	(4,401)	-11.2%	(13,200)	-39.3%	8,799	66.7%
Loss from discontinued operations, net of tax	(57)	-0.1%	(981)	-2.9%	924	94.2%
Net loss	$(4,458)	-11.3%	$(14,181)	-42.2%	$9,723	68.6%

Consolidated

Revenues increased from $33,580 during the three months ended June 30, 2010, to $39,332 for the three months ended June 30, 2011. This increase was attributable to a 48% increase in Towers segment revenues in response to increased demand when compared to the prior year quarter.

Gross profit increased $2,718, from $214 during the three months ended June 30, 2010 to $2,932 for the three months ended June 30, 2011. The increase in gross profit was primarily attributable to the increase in Towers sales as well as a more favorable customer mix within our Gearing and Towers segments as compared to the same period in the prior year. As a result, our gross margin improved from 0.6% during the three months ended June 30, 2010, to 7.5% during the three months ended June 30, 2011.

Selling, general and administrative expenses increased from $6,996 during the three months ended June 30, 2010, to $7,028 during the three months ended June 30, 2011. The increase was attributable to additional legal fees incurred in the current year due to ongoing legal matters, partially offset by a shift of certain oversight and administrative resources among our Services segment facilities initiated in the fourth quarter of 2010 when compared to the prior year.

Intangible amortization expense decreased from $855 during the three months ended June 30, 2010, to $215 during the three months ended June 30, 2011. The decrease in amortization expense was due to intangible asset impairment charges taken during the fourth quarter of 2010.

Provision for income taxes decreased from $326 during the three months ended June 30, 2010, to $16 during the three months ended June 30, 2011. The reduction in income tax provision was primarily attributable to the reforecast of full year projected income that occurred in the second quarter of 2010 which reduced the tax benefits we previously expected to recognize and the accrual of deferred income tax liabilities associated with indefinite-lived assets in 2010.

Net loss decreased from $14,181 during the three months ended June 30, 2010, to $4,458 during the three months ended June 30, 2011, primarily as a result of the factors described above.

Towers Segment

The following table summarizes the Towers segment operating results for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
	2011	2010

Revenues	$24,495	$16,514
Operating income (loss)	2,773	(595)
Operating margin	11.3%	-3.6%

Towers segment revenues increased $7,981, from $16,514 during the three months ended June 30, 2010, to $24,495 for the three months ended June 30, 2011. The increase in revenues was primarily attributable to an increase of approximately 106% in the volume of wind tower sections manufactured in the second quarter of 2011 compared to 2010 to meet increased demand.  Megawatts (MW) sold for the current year period increased 141% compared to the prior year second quarter.

Towers segment operating income increased $3,368, from a loss of $595 during the three months ended June 30, 2010, to operating income of $2,773 during the three months ended June 30, 2011. The increase in operating income was primarily attributable to an increase in wind tower sections manufactured. The operating margin also benefitted from a higher mix of fabrication-only sections during the second quarter of 2011, as compared to the prior year. Operating margin increased from (3.6%) during the three months ended June 30, 2010, to 11.3% during the three months ended June 30, 2011.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
	2011	2010

Revenues	$12,509	$14,277
Operating loss	(2,847)	(2,822)
Operating margin	-22.8%	-19.8%

Gearing segment revenues decreased $1,768, from $14,277 during the three months ended June 30, 2010, to $12,509 during the three months ended June 30, 2011. The decrease in revenues was attributable to a decrease in wind gearing sales of approximately 45% due in part to a major customer purchasing gearing offshore as well as the degradation in the wind gearing market. This decrease was partially offset by an increase in industrial gearing sales of 39% as compared to the prior year quarter.

Gearing segment operating loss increased $25, from $2,822 during the three months ended June 30, 2010, to $2,847 during the three months ended June 30, 2011. Despite a 12% decrease in revenue, operating loss remained relatively unchanged due to the benefit of a more profitable customer mix, partially offset by $663 of additional legal fees incurred in the second quarter of 2011. As a result of the factors described above, operating margin decreased from (19.8%) during the three months ended June 30, 2010, to (22.8%) during the three months ended June 30, 2011.

Technical and Engineering Services Segment

The following table summarizes the Technical and Engineering Services segment operating results for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
	2011	2010

Revenues	$2,367	$2,893
Impairment charges	—	4,561
Operating loss	(2,094)	(6,474)
Operating margin	-88.5%	-223.8%

Technical and Engineering Services segment revenues decreased $526, from $2,893 during the three months ended June 30, 2010, to $2,367 during the three months ended June 30, 2011. The decrease in revenues was primarily attributable to a reduction of approximately 26% in precision and repair revenues due mainly to the absence of a large blade project we performed in the second quarter of 2010, and less oil and bearing change revenue when compared to the prior year period. In addition, technical service revenue decreased approximately 8% compared to the prior year, which is related to a decline in the number of maintenance and service technicians deployed, as certain of our key customers have chosen to reduce outsourcing of their maintenance activities. These reductions were partially offset by increased revenue from the drivetrain service center which commenced operations in early 2011.

Technical and Engineering Services segment operating loss decreased $4,380, from $6,474 during the three months ended June 30, 2010, to $2,094 during the three months ended June 30, 2011.  The reduction in operating loss was primarily attributable to the absence of impairment charges taken in the prior year. As a result, operating margin improved from (223.8%) during the three months ended June 30, 2010, to (88.5%) during the three months ended June 30, 2011.

Corporate and Other

Corporate and Other expense decreased $164, from $2,307 during the three months ended June 30, 2010, to $2,143 during the three months ended June 30, 2011. The reduction in expense was primarily attributable to lower employee compensation and travel expenses partially offset by an increase in legal fees incurred.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

	Six Months Ended June 30,
		% of Total		% of Total	2011 vs. 2010
	2011	Revenue	2010	Revenue	$ Change	% Change

Revenues	$82,862	100.0%	$55,323	100.0%	$27,539	49.8%
Cost of sales	77,351	93.4%	58,605	105.9%	18,746	32.0%

Gross profit	5,511	6.6%	(3,282)	-5.9%	8,793	267.9%

Operating expenses
Selling, general and administrative expenses	13,365	16.1%	14,712	26.6%	(1,347)	-9.2%
Impairment charges	—	0.0%	4,561	8.2%	(4,561)	-100.0%
Intangible amortization	430	0.5%	1,709	3.1%	(1,279)	-74.8%
Total operating expenses	13,795	16.6%	20,982	37.9%	(7,187)	-34.3%

Operating loss	(8,284)	-10.0%	(24,264)	-43.8%	15,980	65.9%

Other (expense) income
Interest expense, net	(569)	-0.7%	(562)	-1.0%	(7)	-1.2%
Other, net	432	0.5%	(267)	-0.5%	699	261.8%
Total other expense, net	(137)	-0.2%	(829)	-1.5%	692	83.5%

Net loss from continuing operations before provision for income taxes	(8,421)	-10.2%	(25,093)	-45.3%	16,672	66.4%
Provision for income taxes	33	0.0%	98	0.2%	(65)	-66.3%
Loss from continuing operations	(8,454)	-10.2%	(25,191)	-45.5%	16,737	66.4%
Loss from discontinued operations, net of tax	(1,184)	-1.4%	(3,114)	-5.6%	1,930	62.0%
Net loss	$(9,638)	-11.6%	$(28,305)	-51.1%	$18,667	65.9%

Consolidated

Revenues increased from $55,323 during the six months ended June 30, 2010, to $82,862 during the six months ended June 30, 2011. This increase was primarily attributable to a 84% increase in Towers segment revenues in response to increased demand when compared to the prior year period.

Gross profit increased $8,793 from a loss of $3,282 during the six months ended June 30, 2010 to a profit of $5,511 during the six months ended June 30, 2011. The increase in gross profit was primarily attributable to the increase in Towers sales as well as a more favorable customer mix within our Gearing and Towers segments as compared to the same period in the prior year. As a result, our gross margin improved from (5.9%) during the six months ended June 30, 2010, to 6.6% during the six months ended June 30, 2011.

Selling, general and administrative expenses decreased from $14,712 during the six months ended June 30, 2010, to $13,365 during the six months ended June 30, 2011. The decrease was primarily attributable to a shift of certain oversight and administrative resources among our Services segment facilities initiated in the fourth quarter of 2010, partially offset by $952 of additional legal fees incurred in the current year due to ongoing legal matters, when compared to the prior year.

Intangible amortization expense decreased from $1,709 during the six months ended June 30, 2010, to $430 during the six months ended June 30, 2011. The decrease in amortization expense was due to intangible asset impairment charges taken during the fourth quarter of 2010.

Provision for income taxes decreased from $98 during the six months ended June 30, 2010, to $33 during the six months ended June 30, 2011. The reduction in income tax provision was primarily attributable to the reduction in state taxes based upon minimum payments and gross income as well as the absence of deferred tax liabilities associated with indefinite-lived assets in 2011.

Net loss decreased from $28,305 during the six months ended June 30, 2010, to $9,638 during the six months ended June 30, 2011, primarily as a result of the factors described above.

Towers Segment

The following table summarizes the Towers segment operating results for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,
	2011	2010

Revenues	$52,666	$28,560
Operating income (loss)	5,194	(1,873)
Operating margin	9.9%	-6.6%

Towers segment revenues increased $24,106, from $28,560 during the six months ended June 30, 2010, to $52,666 during the six months ended June 30, 2011. The increase in revenues was primarily attributable to an increase of approximately 147% in the volume of wind tower sections manufactured in the first half of 2011 compared to 2010 to meet increased demand.  Megawatts (MW) sold for the current year period increased 170% compared to the prior year period.

Towers segment operating income increased $7,067, from a loss of $1,873 during the six months ended June 30, 2010, to operating income of $5,194 during the six months ended June 30, 2011. The increase in operating income was primarily attributable to an increase in wind tower sections manufactured. The operating margin also benefitted from a higher mix of fabrication-only sections during the current year period, as compared to the prior year. Operating margin increased from (6.6%) during the six months ended June 30, 2010, to 9.9% during the six months ended June 30, 2011.

Gearing Segment

The following table summarizes the Gearing segment operating results for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,
	2011	2010

Revenues	$26,062	$21,993
Operating loss	(5,242)	(7,949)
Operating margin	-20.1%	-36.1%

Gearing segment revenues increased $4,069, from $21,993 during the six months ended June 30, 2010, to $26,062 during the six months ended June 30, 2011. The increase in revenues was primarily attributable to an increase in industrial gearing sales of approximately 62% as compared to the prior year. This was partially offset by a 15% decrease in wind gearing sales due to a major customer purchasing gearing offshore, as well as degradation in the wind gearing market.

Gearing segment operating loss decreased $2,707, from $7,949 during the six months ended June 30, 2010, to $5,242 during the six months ended June 30, 2011. The reduction in operating loss was primarily attributable to the increase in sales volume noted above and a more profitable customer mix, partially offset by $670 of additional legal fees incurred in the second half of 2011. As a result of the factors described above, operating margin improved from (36.1%) during the six months ended June 30, 2010, to (20.1%) during the six months ended June 30, 2011.

Technical and Engineering Services Segment

The following table summarizes the Technical and Engineering Services segment operating results for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,
	2011	2010

Revenues	$4,195	$4,915
Impairment charges	—	4,561
Operating loss	(3,448)	(8,924)
Operating margin	-82.2%	-181.6%

Technical and Engineering Services segment revenues decreased $720, from $4,915 during the six months ended June 30, 2010, to $4,195 during the six months ended June 30, 2011. The decrease in revenues was primarily attributable to a reduction of approximately 25% in technical services revenue related to a decline in the number of maintenance and service technicians deployed as certain of our key customers have chosen to reduce outsourcing of their maintenance activities.

Technical and Engineering Services segment operating loss decreased $5,476, from $8,924 during the six months ended June 30, 2010, to $3,448 during the six months ended June 30, 2011. The reduction in operating loss was primarily attributable to the absence of impairment charges taken in the prior year. As a result, operating margin improved from (181.6%) during the six months ended June 30, 2010, to (82.2%) during the six months ended June 30, 2011.

Corporate and Other

Corporate and Other expense decreased $730, from $5,518 during the six months ended June 30, 2010, to $4,788 during the six months ended June 30, 2011. The reduction in expense was primarily attributable to lower employee compensation and travel expenses, partially offset by an increase in legal fees incurred.

SELECTED FINANCIAL DATA

The following non-GAAP financial measure presented below relates to earnings before interest, taxes, depreciation, amortization and share-based payments (“Adjusted EBITDA”) and is presented for illustrative purposes as an accompaniment to our unaudited financial results of operations for the three and six months ended June 30, 2011 and 2010. Adjusted EBITDA should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under GAAP. We believe that Adjusted EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, which was primarily attributable to a significant portion of the purchase price of our acquired businesses being allocated to depreciable fixed assets and definite-lived intangible assets. The following Adjusted EBITDA calculation is derived from our unaudited condensed consolidated financial results for the three and six months ended June 30, 2011 and 2010, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Loss from continuing operations	$(4,401)	$(13,200)	$(8,454)	$(25,191)
Provision for income taxes	16	326	33	98
Interest expense, net	296	280	569	562
Impairment charges	—	4,561	—	4,561
Depreciation and amortization	3,762	4,198	7,263	8,359
Share-based compensation and other stock payments	461	617	948	1,314
Adjusted EBITDA	$134	$(3,218)	$359	$(10,297)

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2011, total cash and investment-related assets equaled $10,477. Our management anticipates that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and debt and lease commitments through at least the next 12 months primarily with current cash on hand, receipts of deposits from customers to fund steel purchases and cash generated by operations or other financing arrangements. At June 30, 2011, no amounts were drawn under the AP Agreements with Wells Fargo, and we had the ability to borrow up to $10,000, subject to maintaining a month-end minimum total cash balance of $5,000.

In July 2011, we entered into a financing arrangement within our drivetrain service center, which is a qualified transaction under the New Markets Tax Credit program, promulgated under Section 45D of the Internal Revenue Code of 1986 as amended. The agreement will provide us with approximately $2 million of additional liquidity to finance the costs of upgrading the division’s facility to repair, refurbish and sell enhanced megawatt gearboxes for wind turbines.

Our ability to make scheduled payments on our debt and other financial obligations will depend on our future financial and operating performance. However, if sales and subsequent collections from several of our large customers, as well as revenues generated from new customer orders, are not materially consistent with management’s expectations, we may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to us. Furthermore, if we are unable to obtain additional capital, we will likely be required to delay, reduce the scope of or eliminate our plans for expansion and growth, and this could affect our overall operations. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require financial covenants or other restrictions on us. In addition, if we cannot make scheduled payments on our debt we will be in default and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable. While we believe that we will continue to have sufficient cash flows to operate our businesses there can be no assurances that our operations will generate sufficient cash or that credit facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Sources and Uses of Cash

Operating Cash Flows

During the six months ended June 30, 2011, net cash used in operating activities totaled $2,016, compared to net cash used in operating activities of $19,771 during the six months ended June 30, 2010. The decrease in net cash used in operating activities was primarily attributable to decreased operating losses in the current period.  Additionally, significant customer deposits were received in the current period.

Investing Cash Flows

During the six months ended June 30, 2011 and 2010, net cash used in investing activities totaled $1,788 and $3,586, respectively. The decrease in net cash used in investing activities as compared to the prior year period was primarily attributable to a reduction in capital expenditures and the receipt of $761 of proceeds associated with the divestiture of our logistics business in the first quarter of 2011. During the six months ended June 30, 2011, we made capital expenditures totaling $2,850, which primarily related to the drivetrain service center in Abilene, Texas.

Financing Cash Flows

During the six months ended June 30, 2011, net cash used in financing activities totaled $941 compared to net cash provided by financing activities of $32,790 in the same period of the prior year. The decrease in net cash provided by financing activities was attributable to the equity offering we completed in January 2010, in which we sold 10,000,000 newly issued shares of our common stock for approximately $53,341 net of underwriting discounts. Partially offsetting the cash provided by our prior year capital stock issuance were higher payments on lines of credit and notes payable in the prior year period. The decrease in payments on lines of credit and notes payable was primarily due to the repayment of outstanding indebtedness totaling $20,461 in the prior year.

Contractual Obligations

As of June 30, 2011, we had $1,021 in purchase commitments representing the remaining payments due on equipment purchase contracts related to the construction of our Brandon, South Dakota wind tower manufacturing facility.

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain “forward-looking statements”— that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Item 1A “Risk Factors” in Part I of this Annual Report on Form 10-K that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Our forward-looking statements may include or relate to the following: (i) our plans to continue to grow our business through organic growth and integration of previous and future acquisitions; (ii) our beliefs with respect to the sufficiency of our liquidity and our plans to evaluate alternate sources of funding if necessary; (iii) our expectations relating to state, local and federal regulatory frameworks affecting the wind energy industry, including the extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (iv) our expectations relating to construction of new facilities, expansion of existing facilities and sufficiency of our existing capacity to meet the demands of our customers and support expectations regarding our growth; (v) our plans with respect to the use of proceeds from financing activities and our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (vi) our beliefs and expectations relating to the economy and the potential impact it may have on our business, including our customers; (vii) our beliefs regarding the state of the wind energy market generally; and (viii) our expectations relating to the impact of pending litigation as well as environmental compliance matters. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2011. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk,” contained in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.        Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings

On February 11, 2011, a putative class action was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against Broadwind and certain of our current or former officers and directors. The lawsuit is purportedly brought on behalf of purchasers of our common stock between March 17, 2009 and August 9, 2010. The complaint seeks to allege that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements concerning our financial results, operations, and prospects, including with respect to the January 2010 secondary public offering of our common stock. On July 7, 2011, the Court appointed a Lead Plaintiff and Lead Counsel.  The amended complaint is due by August 25, 2011. Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division, against certain of our current and former officers and directors, and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the January 2010 secondary public offering of our common stock. One of the lawsuits also alleges that certain directors violated Section 14(a) of the Exchange Act in connection with our Proxy

Statement for our 2010 Annual Meeting of Stockholders. Two of the federal derivative lawsuits have been consolidated (the “Mitchell action”) and the other remains separate.  An amended complaint was filed in the Mitchell action on July 21, 2011. Between March 9, 2011 and March 30, 2011, four putative shareholder derivative lawsuits were filed in the Circuit Court of Cook County, Illinois, Chancery Division, against certain of the our current and former officers and directors and Tontine, making substantially the same claims as the federal derivative suits. The state derivative suits have been consolidated and we and individual defendants have moved to dismiss the state action as duplicative of the prior-pending federal actions. That motion remains pending. We have received a request from the Tontine defendants for indemnification in the derivative suits pursuant to various agreements related to shares owned by Tontine. Because of the preliminary nature of these lawsuits, we are not able to estimate a loss or range of loss at this time.

We are aware of an investigation commenced by the United States Attorney’s Office, Northern District of Illinois, for potential violation of federal environmental laws. On February 15, 2011, officials from the United States Environmental Protection Agency conducted a search of one of our facilities in Cicero, Illinois. During the search, officials interviewed a number of our employees and seized documents relating to the facility’s compliance with certain environmental laws and regulations. Also on February 15, 2011, we received two subpoenas requesting production of certain documents relating to the facility’s compliance with certain environmental regulations relating to the generation, discharge and disposal of wastewater from certain of our processes from 2004 to the present. On February 23, 2011, we received a third subpoena requesting production of certain documents relating to certain of our employees and environmental and manufacturing processes. We timely responded to these subpoenas by producing the first installment of documents on March 24, 2011. We have produced additional installments of documents in response to these subpoenas, and are continuing to review and produce documents on a rolling basis. We do not currently have information as to when the investigation may be concluded, and are also conducting an internal investigation of any possible noncompliance. At this time, we have not been formally notified that we are a subject or target of the investigation and no fines or penalties have been suggested. We had recorded a liability of $675 at December 31, 2010, which represented the low end of our estimate of remediation-related costs and expenses; as of June 30, 2011 those initial costs have been incurred and no additional remediation related expenses have been accrued. There can be no assurances that the conclusion of the investigation will not result in a determination that we have violated applicable laws. If we are found to have violated such laws, we could be subject to fines, civil penalties and criminal penalties. Due to the preliminary nature of the investigation, it is reasonably possible that our estimate of the obligation may change in the near term.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND ENERGY, INC.

August 5, 2011	By:	/s/ Peter C. Duprey
Peter C. Duprey
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2011	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

Exhibit Number	Exhibit
10.1	Second Amendment to Master Amendment, dated as of May 31, 2011, by and among Investors Community Bank, Broadwind Towers, Inc. f/k/a Tower Tech Systems Inc., and Broadwind Energy, Inc.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer*

*                                         Filed herewith.