Form 10-Q
period 2011-09-30
BROADWIND ENERGY, INC.
filed 2011-11-04
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-31313

BROADWIND ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0409160
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of October 31, 2011: 139,734,197.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.      FINANCIAL INFORMATION

Item 1.    Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,975	$15,331
Restricted cash	1,446	170
Accounts receivable, net of allowance for doubtful accounts of $1,018 and $489 as of September 30, 2011 and December 31, 2010, respectively	23,471	21,427
Inventories, net	31,283	17,739
Prepaid expenses and other current assets	4,558	3,476
Assets held for sale	8,000	6,847
Total current assets	81,733	64,990
Property and equipment, net	90,599	106,317
Intangible assets, net	9,429	10,073
Other assets	1,111	2,126
TOTAL ASSETS	$182,872	$183,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$1,687	$140
Current maturities of long-term debt	522	1,437
Current portions of capital lease obligations	985	966
Accounts payable	23,193	22,342
Accrued liabilities	5,358	6,515
Customer deposits	15,705	8,881
Liabilities held for sale	5,083	4,221
Total current liabilities	52,533	44,502

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	5,208	9,671
Long-term capital lease obligations, net of current portions	1,109	1,802
Other	909	1,335
Total long-term liabilities	7,226	12,808

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 139,725,520 and 107,112,817 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	140	107
Additional paid-in capital	369,653	356,545
Accumulated deficit	(246,680)	(230,456)
Total stockholders’ equity	123,113	126,196
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$182,872	$183,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$47,899	$34,022	$130,761	$89,345
Cost of sales	47,098	34,243	124,449	92,848
Restructuring costs	89	—	89	—
Gross profit (loss)	712	(221)	6,223	(3,503)

OPERATING EXPENSES:
Selling, general and administrative	6,442	6,722	19,807	21,434
Impairment charges	—	—	—	4,561
Intangible amortization	214	855	644	2,564
Restructuring costs	300	—	300	—
Total operating expenses	6,956	7,577	20,751	28,559
Operating loss	(6,244)	(7,798)	(14,528)	(32,062)

OTHER (EXPENSE) INCOME, net:
Interest expense, net	(276)	(275)	(845)	(837)
Other, net	127	377	559	109
Restructuring costs	(202)	—	(202)	—
Total other (expense) income, net	(351)	102	(488)	(728)

Net loss from continuing operations before (benefit) provision for income taxes	(6,595)	(7,696)	(15,016)	(32,790)
(Benefit) provision for income taxes	(9)	(436)	24	(339)
LOSS FROM CONTINUING OPERATIONS	(6,586)	(7,260)	(15,040)	(32,451)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(1,039)	(1,184)	(4,153)
NET LOSS	$(6,586)	$(8,299)	$(16,224)	$(36,604)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Loss from continuing operations	$(0.06)	$(0.07)	$(0.14)	$(0.31)
Loss from discontinued operations	—	(0.01)	(0.01)	(0.04)
Net loss	$(0.06)	$(0.08)	$(0.15)	$(0.35)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	110,369	106,900	108,222	106,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,224)	$(36,604)
Loss from discontinued operations	1,184	4,153
Loss from continuing operations	(15,040)	(32,451)

Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	10,910	12,626
Impairment charges	—	4,561
Change in fair value of interest rate swap agreements	—	(253)
Deferred income taxes	—	(1,138)
Stock-based compensation	1,395	1,247
Loss on disposal of assets	390	70
Changes in operating assets and liabilities:
Accounts receivable	(2,044)	(465)
Inventories	(13,544)	(7,135)
Prepaid expenses and other current assets	(411)	630
Accounts payable	806	4,510
Accrued liabilities	(1,112)	(266)
Customer deposits	6,822	(2,801)
Other non-current assets and liabilities	186	842
Net cash used in operating activities of continuing operations	(11,642)	(20,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of logistics business	761	—
Purchases of available for sale securities	—	(922)
Purchases of property and equipment	(4,134)	(5,421)
Proceeds from disposals of property and equipment	1,850	9
Decrease in restricted cash	(1,276)	2,010
Net cash used in investing activities of continuing operations	(2,799)	(4,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	11,739	53,347
Common stock issued under defined contribution 401(k) plan	150	499
Payments on lines of credit and notes payable	(1,055)	(20,785)
Proceeds from lines of credit and notes payable	2,307	—
Principal payments on capital leases	(674)	(637)
Net cash provided by financing activities of continuing operations	12,467	32,424

DISCONTINUED OPERATIONS:
Operating cash flows	(829)	(2,335)
Investing cash flows	—	(69)
Financing cash flows	(83)	(1,076)
Net cash used in discontinued operations	(912)	(3,480)

Add: Cash balance of discontinued operations, beginning of period	530	127
Less: Cash balance of discontinued operations, end of period	—	(60)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,356)	4,784
CASH AND CASH EQUIVALENTS, beginning of the period	15,331	4,701
CASH AND CASH EQUIVALENTS, end of the period	$12,975	$9,485

Supplemental cash flow information:
Interest paid, net of capitalized interest	$757	$974
Income taxes paid	$34	$38
Non-cash investing and financing activities:
Issuance of restricted stock grants	$633	$611
Common stock issued under defined contribution 401(k) plan	$150	$499

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2011. The December 31, 2010 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2011 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Naperville, Illinois, and its wholly owned subsidiaries.

Broadwind provides technologically advanced high-value products and services to customers in the energy, mining and infrastructure sectors, primarily in the United States. Its most significant presence is within the U.S. wind industry, where its product and service portfolio provides its customers, including wind turbine manufacturers, wind farm developers and wind farm operators, with access to a broad array of component and service offerings. Broadwind is increasingly diversifying outside of the wind industry, where the Company participates in the oil and gas, mining and infrastructure markets, particularly with its gearing and specialty weldments product offerings.

Liquidity

The Company has a limited history of operations and has incurred operating losses since inception. The Company recently raised $11,739 through the sale of 32.5 million shares of its common stock. The Company anticipates that current cash resources and cash to be generated from operations over the next twelve months will be adequate to meet the Company’s liquidity needs for at least the next twelve months. As discussed further in Note 8, “Debt and Credit Agreements” of these consolidated financial statements, the Company is obligated to make principal payments on outstanding debt totaling $2,209 during the next twelve months, and is obligated to make purchases totaling $991 during the same period under the purchase commitments described in Note 16, “Commitments and Contingencies” of these consolidated financial statements.

In addition, please refer to Note 18, “Restructuring” of these consolidated financial statements for a discussion of the Company’s restructuring plan through 2012 which the Company initiated in the third quarter of 2011. The Company expects that a total of approximately $13,200 of expenses will be incurred to implement this restructuring plan. Of the total projected expenses, the Company anticipates that $3,700 will be non-cash expenditures. The Company anticipates that the remaining cash expenditures will be funded substantially by net proceeds from asset sales of $7,700, as well as anticipated cash flow savings of $5,500 annually from the restructuring efforts.

If assumptions regarding the Company’s restructuring efforts, sales and subsequent collections from several of the Company’s large customers, as well as revenues generated from new customer orders, are not materially consistent with management’s expectations, the Company may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to the Company, which could affect its overall operations. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require financial covenants or other restrictions on the Company. Additionally, the Company has a limited number of shares of common stock authorized for issuance under its certificate of incorporation following its recent common stock offering; accordingly, the Company’s ability to raise capital through future equity issuances may be restricted unless the Company increases the number of authorized shares of common stock, which would require the approval of holders of a majority of its outstanding shares. While the Company believes that it will continue to have sufficient cash flows to operate its businesses and meet its financial debt covenants, there can be no assurances that its operations will generate sufficient cash or that credit facilities will be available in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs.

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic earnings per share calculation:

Net loss to common stockholders	$(6,586)	$(8,299)	$(16,224)	$(36,604)

Weighted average number of common shares outstanding	110,369,489	106,900,143	108,222,210	106,019,147
Basic net loss per share	$(0.06)	$(0.08)	$(0.15)	$(0.35)

Diluted earnings per share calculation:

Net loss to common stockholders	$(6,586)	$(8,299)	$(16,224)	$(36,604)

Weighted average number of common shares outstanding	110,369,489	106,900,143	108,222,210	106,019,147
Common stock equivalents:
Stock options and unvested restricted stock units (1)	—	—	—	—
Weighted average number of common shares outstanding	110,369,489	106,900,143	108,222,210	106,019,147
Diluted net loss per share	$(0.06)	$(0.08)	$(0.15)	$(0.35)

(1)          Stock options and unvested restricted stock units granted and outstanding of 2,929,261 and 1,462,500 as of September 30, 2011 and 2010, respectively, are excluded from the computation of diluted earnings per share due to the anti-dilutive effect as a result of the Company’s net loss for these respective periods.

NOTE 3 — DISCONTINUED OPERATIONS

In March 2011, the Company completed the sale of its logistics business, through the sale of its wholly owned subsidiary Badger Transport, Inc. (“Badger”) to BTI Logistics, LLC (“BTI Logistics”). Proceeds from the sale included approximately $800 in cash, a $1,500 secured promissory note payable in quarterly installments of $125 beginning September 30, 2011, and 100,000 shares of Broadwind common stock held by the buyer. The purchase price is subject to final working capital adjustments and certain contingencies and indemnifications. In addition, BTI Logistics assumed approximately $2,600 of debt and capital leases, plus approximately $1,600 of operating lease obligations.

As of December 31, 2010 the assets and related liabilities of Badger are reflected as held for sale. These balances were eliminated as of the end of the first quarter of 2011 in conjunction with the Badger sale. Results of operations for Badger, which are reflected as discontinued operations in the Company’s consolidated statements of income for the three and nine months ended September 30, 2011 and 2010, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$—	$4,175	$435	$7,650
Loss before benefit for income taxes	—	(1,117)	(1,182)	(4,279)
Income tax provision (benefit)	—	(78)	2	(126)
Loss from discontinued operations	$—	$(1,039)	$(1,184)	$(4,153)

NOTE 4 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper.

The Company’s treasury policy is to invest excess cash in money market funds or other short-term investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company’s condensed consolidated statements of operations. As of September 30, 2011 and December 31, 2010, cash and cash equivalents totaled $12,975 and $15,331, respectively. These amounts consisted of cash balances, certificates of deposit and investments in municipal bonds with original maturities of three months or less. As of September 30, 2011, the Company also had $1,446 in restricted cash which is related primarily to proceeds from the New Markets Tax Credit Agreement discussed further in Note 17, “New Markets Tax Credit” of these consolidated financial statements.

Cash and cash equivalents consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Cash	$4,900	$12,816
Certificates of deposit	704	—
Municipal bonds	7,371	2,515
Total cash and cash equivalents	$12,975	$15,331

NOTE 5 — INVENTORIES

The components of inventories as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30,	December 31,
	2011	2010

Raw materials	$20,599	$9,359
Work-in-process	8,659	5,869
Finished goods	3,074	3,481
	32,332	18,709
Less: Reserve for excess and obsolete inventory	(1,049)	(970)
Net inventories	$31,283	$17,739

Inventory increased a significant 76% when compared to December 31, 2010 levels, with raw materials more than doubling. Inventories generally rose due to increased sales and order activity in the Company’s Gearing and Services segments expected to be fulfilled in future periods. The Company’s Towers segment experienced the majority of the inventory increase. The Tower segment inventory increase was due to a decrease in the number of fabrication-only tower orders where steel is customer supplied when compared to the prior year.  In addition, there were production delays as of the end of the current period that resulted in a higher amount of inventory on hand when compared to the December 31, 2010 levels.

NOTE 6 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of acquisitions completed by the Company during 2007 and 2008. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 8 to 20 years. The Company tests intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the third quarter of 2011, the Company identified triggering events associated with the Company’s current period operating loss combined with its history of continued

operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets. Based upon the Company’s assessment, no additional impairment to these assets was identified as of September 30, 2011.

As of September 30, 2011 and December 31, 2010, the cost basis, accumulated amortization, impairment charge and net book value of intangible assets were as follows:

	September 30, 2011				December 31, 2010
				Net				Net
	Cost	Accumulated	Impairment	Book	Cost	Accumulated	Impairment	Book
	Basis	Amortization	Charge	Value	Basis	Amortization	Charge	Value
Intangible assets:
Customer relationships	$3,979	$(969)	$—	$3,010	$28,679	$(7,529)	$(17,796)	$3,354
Trade names	7,999	(1,580)	—	6,419	9,789	(1,530)	(1,540)	6,719

Intangible assets	$11,978	$(2,549)	$—	$9,429	$38,468	$(9,059)	$(19,336)	$10,073

As of September 30, 2011, estimated future amortization expense is as follows:

2011	$215
2012	859
2013	859
2014	859
2015	859
2016 and thereafter	5,778
Total	$9,429

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010

Accrued payroll and benefits	$2,379	$2,845
Accrued property taxes	461	387
Income taxes payable	261	401
Accrued professional fees	543	211
Accrued warranty liability	863	1,071
Accrued environmental reserve	—	675
Accrued other	851	925
Total accrued liabilities	$5,358	$6,515

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010

Term loans and notes payable	$7,417	$11,248
Less: Current maturities	(2,209)	(1,577)
Long-term debt, net of current maturities	$5,208	$9,671

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

Pursuant to the merger of RBA into the Company’s wholly owned subsidiary Broadwind Towers, Inc. (f/k/a Tower Tech Systems Inc.) (“Broadwind Towers”) on December 31, 2009, Broadwind Towers became the successor by merger to RBA’s interest in the loans from ICB to RBA evidenced by the ICB Notes (other than the Line of Credit Note, which was repaid in full in January 2010). Pursuant to a Master Amendment dated as of December 30, 2009 among ICB, Broadwind Towers and the Company (as guarantor) (the “Master Amendment”), Broadwind Towers agreed to maintain a minimum debt service coverage ratio, in addition to certain other requirements. The Master Amendment was amended as of December 30, 2010, (i) to delete the requirements that Broadwind Towers maintain a collateral account as security for the obligations under the ICB Notes and that no additional loans or leases would be entered into by Broadwind Towers without the prior approval of ICB, and (ii) to replace the requirement that Broadwind Towers maintain its primary deposit accounts with ICB with the requirement that Broadwind Towers maintain with ICB a depository relationship of not less than $700. The Master Amendment was further amended as of May 31, 2011, to delete the covenant related to loans from affiliates and intercompany loan balances. As of September 30, 2011, (i) the total amount of outstanding indebtedness under the remaining ICB Notes was $1,170, (ii) the effective per annum interest rate under the remaining ICB Notes was 5.77%, and (iii) Broadwind Towers was in compliance with all covenants under its credit facilities with ICB.

Great Western Bank Loan

On April 28, 2009, Broadwind Towers entered into a Construction Loan Agreement with Great Western Bank (“GWB”), pursuant to which GWB agreed to provide up to $10,000 in financing (the “GWB Construction Loan”) to fund construction of Broadwind Towers’ wind tower manufacturing facility in Brandon, South Dakota (the “Facility”). Pursuant to a Change in Terms Agreement dated April 5, 2010 between GWB and Broadwind Towers, the GWB Construction Loan was converted to a term loan (the “GWB Term Loan”) providing for monthly payments of principal plus interest, extending the maturity date to November 5, 2016, reducing the principal amount to $6,500, and changing the per annum interest rate to 8.5%. Broadwind Towers was required to pay a 1.0% origination fee upon the conversion.

The GWB Term Loan is secured by a first mortgage on the Facility and all fixtures and proceeds relating thereto, pursuant to a Mortgage and a Commercial Security Agreement, each between Broadwind Towers and GWB, and by a Commercial Guaranty from the Company. In addition, the Company has agreed to subordinate all intercompany debt with Broadwind Towers to the GWB Term Loan. The GWB Term Loan contains representations, warranties and covenants that are customary for a term financing arrangement and contains no financial covenants. As of September 30, 2011, the total outstanding indebtedness under the GWB Term Loan was $5,083. In conjunction with the Company’s third quarter 2011 decision to sell the Facility referenced in Note 18, “Restructuring” of these consolidated financial statements, the GWB Term Loan balance is classified as held for sale as of September 30, 2011.

Wells Fargo Asset Purchase Agreements

On September 29, 2010, the Company’s domestic subsidiaries (the “Subsidiaries”) entered into account purchase agreements (the “AP Agreements”) with Wells Fargo Business Credit, a division of Wells Fargo Bank, N.A. (“Wells Fargo”). Under the AP Agreements, when requested by the Company, Wells Fargo will advance funds against certain receivables arising from sales of the Subsidiaries’ products and services. In connection with the entry into the AP Agreements, the Company and each Subsidiary executed guaranties (including cross-guaranties) in favor of Wells Fargo. With respect to the Subsidiaries, the AP Agreements contain provisions providing for cross-defaults and cross-collateralization. In addition, each Subsidiary has granted to Wells Fargo a security interest in all financed receivables and related collateral.

Under the terms of the AP Agreements, when requested by the Company, Wells Fargo will advance approximately 80% of the face value of eligible receivables to the Subsidiaries. Wells Fargo will have full recourse to the Subsidiaries for collection of the financed receivables. The aggregate facility limit of the AP Agreements is $10,000. For Wells Fargo’s services under the AP Agreements, the Subsidiaries have agreed to pay Wells Fargo (i) a floating discount fee of the then-prevailing LIBOR plus 3.75% per annum on the sum of outstanding financed accounts, (ii) an annual facility fee of 1% of the aggregate facility limit, and (iii) an annual unused line fee of 0.042% on the portion of the credit facility which is unused. The initial term of the AP Agreements ends on September 29, 2013. If the AP Agreements are terminated prior to that date, an early termination fee of up to 3% of the aggregate facility limit may apply.

During the third quarter of 2011 the Company financed approximately $169 of accounts receivable with Wells Fargo within the Company’s Gearing segment. At September 30, 2011, $123 of financed receivables remained outstanding, and the Subsidiaries had the ability to borrow up to $9,877, subject to maintaining a month-end minimum total cash balance of $5,000.

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

On October 19, 2011 the AP Agreements were amended pursuant to the Second Amendment to the Account Purchase Agreements to modify the month-end minimum total cash balance requirement from $5,000 to the greater of $2,000 or the outstanding purchased amount, not to exceed $5,000.

Selling Shareholder Notes

On May 26, 2009, the Company entered into a settlement agreement (the “Settlement Agreement”) with the former owners of the Company’s wholly-owned subsidiary Brad Foote Gear Works, Inc. (“Brad Foote”), including J. Cameron Drecoll, who served as the Company’s Chief Executive Officer and a member of its Board of Directors until December 1, 2010. The Settlement Agreement related to the post-closing escrow established in connection with the Company’s acquisition of Brad Foote. Under the terms of the Settlement Agreement, among other terms, the Company issued three promissory notes to the former owners in the aggregate principal amount of $3,000 (the “Selling Shareholder Notes”). The Selling Shareholder Notes issued to the former owners other than Mr. Drecoll mature on May 28, 2012 and bear interest at a rate of 7% per annum, with interest payments due quarterly. The Selling Shareholder Note issued to Mr. Drecoll in the principal amount of $2,320 pursuant to the terms of the Settlement Agreement (the “Drecoll Note”) also was originally scheduled to mature on May 28, 2012 and bore interest at a rate of 7% per annum, with interest payments due quarterly; however, effective as of July 1, 2011, the Drecoll Note was amended and restated to effect the following modifications:  (i) the maturity date was changed to January 10, 2014; (ii) the interest rate was changed to 9% per annum; and (iii) the payment schedule was changed to quarterly payments of principal and interest, such that the Drecoll Note is now self-amortizing with payments commencing in the fourth quarter of 2011. The Company agreed to pay Mr. Drecoll a restructuring fee in the amount of $10 in connection with the restructuring of the Drecoll Note. As of September 30, 2011, principal of $3,000 and accrued interest of $64 were outstanding under the Selling Shareholder Notes.

Other

Included in Long Term Debt, Net of Current Maturities is $2,280 associated with the New Markets Tax Credit Agreement described further in described in Note 17, “New Markets Tax Credit” of these consolidated financial statements.

NOTE 9 — STOCKHOLDERS’ EQUITY

On September 21, 2011, the Company completed a public offering of its common stock, par value $0.001 per share, at an offering price of $0.40 per share. In the offering, the Company sold 32,500,000 newly issued shares of its common stock for approximately $12,155 in proceeds, after deducting underwriting discounts, but before deducting other offering related costs. In connection with the offering, the Company incurred $416 in costs associated with professional and other offering related expenses, which have been netted against the proceeds received in additional paid-in capital in the Company’s consolidated balance sheets as of September 30, 2011.

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

Assets measured at fair value on a nonrecurring basis

The fair value measurement approach for long-lived assets utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the Company’s future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and a market-based approach based on the Company’s market capitalization, and other subjective assumptions. During the third quarter of 2011, the Company identified triggering events associated with the Company’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company’s assessment, no additional impairment to these assets was identified as of September 30, 2011.

NOTE 11 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of September 30, 2011, the Company had no net deferred income taxes due to the full recorded valuation allowance. During the three months ended September 30, 2011, the Company recorded a benefit from income taxes of $9 from continuing operations compared to a benefit from income taxes of $436 from continuing operations during the three months ended September 30, 2010. The decrease in income tax benefit during the three months ended September 30, 2011 was primarily attributable to the one-time tax benefit realized in the third quarter of 2010 related to the reversal of deferred income tax liabilities associated with indefinite-lived assets. During the nine months ended September 30, 2011, the Company recorded a provision for income taxes of $24 from continuing operations compared to a benefit from income taxes of $339 from continuing operations during the nine months ended September 30, 2010. The decrease in income tax benefit and increase in income tax provision during the nine months ended September 30, 2011 was primarily attributable to the accrual of state minimum taxes in 2011and the one-time tax benefit realized in the third quarter of 2010 related to the reversal of deferred income tax liabilities associated with indefinite-lived assets.

The Company files income tax returns in U.S. federal and state jurisdictions. As of September 2011, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. The Company recently settled an audit related to its federal income tax returns for the periods ended December 31, 2008 and 2009. As a result of the audit, the Company increased its net operating loss carryforward and valuation allowance both by $705.

The Company does not anticipate that there will be a material change in the total amount of its unrecognized tax benefits within the next twelve months. However, the Company has also considered the effect of U.S. Internal Revenue Code (IRC) Section 382 on its ability to utilize existing net operating losses. Under IRC Section 382, the use of net operating loss carryforwards and other tax credit carryforwards may be limited if a change in ownership of a company occurs. If it is determined that due to transactions involving the Company’s shares owned by its five percent shareholders a change of ownership has occurred under the provisions of IRC Section 382, the Company’s net operating loss carryforwards could be subject to significant limitations. While application of Section 382 is complex and continues to be fully evaluated, the Company’s current net operating loss carryforwards may be subject to significant future limitation due to IRC Section 382.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2011 and December 31, 2010, the Company had accrued interest or penalties related to uncertain tax positions totaling $26 and $32, respectively.

NOTE 12 — SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plan

The Company grants incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2007 Equity Incentive Plan (the “EIP”), which was approved by the Company’s Board of Directors in October 2007 and by the Company’s stockholders in June 2008. The EIP has been amended periodically since its original approval. Specifically, the EIP was amended by the Company’s stockholders in June 2009 to increase the number of shares of common stock authorized for issuance under the EIP, and the EIP was further amended and restated in March 2011 by the Company’s Board of Directors to limit share recycling under the EIP, to include a minimum vesting period for time-vesting restricted stock awards and restricted stock units and to add a clawback provision. As amended and restated, the EIP reserves 5,500,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of September 30, 2011, the Company had reserved 1,281,315 shares for the exercise of stock options outstanding, 1,647,946 shares for restricted stock unit awards outstanding and 2,107,949 additional shares for future stock awards under the EIP. As of September 30, 2011, 462,790 shares of common stock reserved for stock options and restricted stock unit awards under the EIP have been issued in the form of common stock.

Stock Options.   The exercise price of stock options granted under the EIP is equal to the closing price of the Company’s common stock on the date of grant. Stock options generally become exercisable on the anniversary of the grant date, with vesting terms that may range from one to five years from the date of grant. Stock options expire ten years after the date of grant. If a plan participant’s employment is terminated during the vesting period, he or she forfeits the right to any unvested stock option awards.

Restricted Stock Units.   The granting of restricted stock units is provided for under the EIP. Restricted stock units generally vest on the anniversary of the grant date, with vesting terms that range from immediate vesting to five years from the date of grant. The fair value of each unit granted is equal to the closing price of the Company’s common stock on the date of grant and is expensed ratably over the vesting term of the restricted stock unit award. If a plan participant’s employment is terminated during the vesting period, he or she forfeits the right to any unvested portion of the restricted stock units.

The following table summarizes stock option activity during the nine months ended September 30, 2011 under the EIP, as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2010	917,193	$8.75
Granted	447,255	$1.36
Exercised	—	$—
Forfeited	(83,133)	$10.92
Expired	—	$—
Outstanding as of September 30, 2011	1,281,315	$6.03

Exercisable as of September 30, 2011	320,296	$11.78

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2011 under the EIP, as follows:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2010	712,902	$4.09
Granted	1,156,277	$1.35
Vested	(132,704)	$4.39
Forfeited	(88,529)	$4.62
Outstanding as of September 30, 2011	1,647,946	$2.12

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the nine months ended September 30, 2011 and 2010, and assumptions used to value the stock options, are as follows:

	Nine Months Ended September 30,
	2011	2010
Dividend yield	—	—
Risk-free interest rate	2.6%	3.1%
Weighted average volatility	96.1%	85.9%
Expected life (in years)	6.3	6.3
Weighted average grant date fair value per share of options granted	$1.07	$3.96

Dividend yield is zero as the Company currently does not pay a dividend.

Risk-free rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the award.

During the nine months ended September 30, 2011 and 2010, the Company utilized a standard volatility assumption of 96.1% and 85.9%, respectively, for estimating the fair value of stock options awarded based on comparable volatility averages for the energy-related sector.

The expected life of each stock option award granted is derived using the “simplified method” for estimating the expected term of a “plain-vanilla-option” in accordance with Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” as amended by SAB No. 110, “Share-Based Payment.” The fair value of each restricted stock unit is equal to the fair market value of the Company’s common stock as of the date of grant.

During the nine months ended September 30, 2011 and 2010, the Company utilized a forfeiture rate of 25% for estimating the forfeitures of stock options granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2011 and 2010, as follows:

	Nine Months Ended September 30,
	2011	2010
Share-based compensation expense:
Selling, general and administrative	$1,395	$1,196
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$1,395	$1,196

Reduction in earnings per share:
Basic and diluted earnings per share (2)	$0.01	$0.01

(1) Income tax benefit is not illustrated because the Company is currently operating at a loss and an actual income tax benefit was not realized for the nine months ended September 30, 2011 and 2010. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

(2) Diluted earnings per share for the nine months ended September 30, 2011 and 2010 does not include common stock equivalents due to their anti-dilutive nature as a result of the Company’s net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

As of September 30, 2011, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and restricted stock units, in the amount of approximately $3,933 will be recognized through the year 2015. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

NOTE 13 — LEGAL PROCEEDINGS

Shareholder Lawsuits

On February 11, 2011, a putative class action was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company and certain of its current or former officers and directors. The lawsuit is purportedly brought on behalf of purchasers of the Company’s common stock between March 17, 2009 and August 9, 2010. A lead plaintiff has been appointed and an amended complaint was filed on September 13, 2011. The amended complaint names as additional defendants certain of the Company’s current and former directors, certain Tontine entities, and Jeffrey Gendell, a principal of Tontine. The complaint seeks to allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and Rule 10b-5 promulgated thereunder, and/or Section 20(a) of the Exchange Act by issuing or causing to be issued a series of allegedly false and/or misleading statements concerning the Company’s financial results, operations, and prospects, including with respect to the January 2010 secondary public offering of the Company’s common stock. The plaintiffs allege that the Company’s statements were false and misleading because, among other things, the Company’s reported financial results during the class period allegedly violated generally accepted accounting principles because they failed to reflect the impairment of goodwill and other intangible assets, and the Company allegedly failed to disclose known trends and other information regarding certain customer relationships at Brad Foote. In support of their claims, the plaintiffs rely in part upon six alleged confidential informants, all of whom are alleged to be former employees of the Company. The Company’s motion to dismiss is due by November 18, 2011. Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division, and four putative shareholder derivative lawsuits were filed in the Circuit Court of Cook County, Illinois, Chancery Division, against certain of the Company’s current and former officers and directors, and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the January 2010 secondary public offering of the Company’s common stock. One of the lawsuits also alleges that certain directors violated Section 14(a) of the Exchange Act in connection with the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders. Two of the matters pending in the federal court have been consolidated and the Company filed a motion to dismiss these matters on September 19, 2011. Also, on September 19, 2011, the four derivative lawsuits filed in state court were dismissed following oral argument on the Company’s motion to dismiss the actions as duplicative of the federal derivative actions. The Company has received a request from the Tontine defendants for indemnification in the derivative suits and the class action lawsuit and may receive additional requests for indemnification from Tontine and/or Mr. Gendell pursuant to various agreements related to shares owned by Tontine. The Company maintains directors and officers liability insurance, however, the costs of indemnification for Mr. Gendell and/or Tontine would not be covered by any Company insurance policy. Because of the preliminary nature of these lawsuits, the Company is not able to estimate a loss or range of loss at this time.

SEC Inquiry

In August 2011, the Company received a subpoena from the United States Securities and Exchange Commission (“SEC”) seeking documents and other records related to certain accounting practices at Brad Foote. The subpoena was issued in connection with an informal inquiry that the Company received from the SEC in November 2010 arising out of a whistleblower complaint received by the SEC related to revenue recognition, cost accounting and intangible and fixed asset valuations at Brad Foote. The Company has been voluntarily providing information to the SEC as a part of that inquiry and is in the process of responding to the subpoena with respect to the outstanding requests. The Company cannot currently predict the outcome of this investigation.

Environmental

The Company is aware of an investigation commenced by the United States Attorney’s Office, Northern District of Illinois, for potential violation of federal environmental laws. On February 15, 2011, pursuant to a search warrant, officials from the United States Environmental Protection Agency (‘‘USEPA’’) entered and conducted a search of one of Brad Foote’s facilities in Cicero,

Illinois, in connection with the alleged improper disposal of industrial wastewater to the sewer. Also on or about February 11, 2011, in connection with the same matter, the Company received a grand jury subpoena requesting testimony and the production of certain documents relating to the facility’s past compliance with certain environmental laws and regulations relating to the generation, discharge and disposal of wastewater from certain of its processes between 2004 and the present. On or about February 23, 2011, the Company received another grand jury subpoena relating to the same investigation, requesting testimony and the production of certain other documents relating to certain of the facility’s employees, environmental and manufacturing processes, and disposal practices. The Company has produced tens of thousands of documents in response to these subpoenas. The Company has also voluntarily instituted corrective measures at the facility, including changes to its wastewater disposal practices. There can be no assurances that the conclusion of the investigation will not result in a determination that the Company has violated applicable environmental, health and safety laws and regulations. Any violations found, or any criminal or civil fines, penalties and/or other sanctions imposed could be substantial and materially and adversely affect the Company. The Company had recorded a liability of $675 at December 31, 2010, which represented the low end of its estimate of remediation-related costs and expenses; as of September 30, 2011, those initial costs have been incurred. No additional remediation related expenses are anticipated or have been accrued; however, the outcome of the investigation, the liability in connection therewith, and the impact to the Company’s operations cannot be predicted at this time.

The Company is also a party to additional claims and legal proceedings arising in the ordinary course of business. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations, financial position or liquidity. It is possible that if one or more of the matters described above were decided against the Company, the effects could be material to its results of operations in the period in which it would be required to record or adjust the related liability and could also be material to its cash flows in the period in which it would be required to pay such liability.

NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS

The following is a listing of recent accounting standards issued by the Financial Accounting Standards Board (the “FASB”) and their effect on the Company.

In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosures about credit quality indicators, past due information and modifications of financing receivables. The Company has adopted this standard as of January 1, 2011 and it had no material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). ASU 2010-06 provides additional disclosure requirements related to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Disclosure requirements applicable to Level 3 transactions are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years, with early adoption permitted. The Company has adopted this standard as of January 1, 2011 and it had no material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605). ASU 2009-13 provides additional guidance related to the accounting for multiple-deliverable arrangements to account for products or services (deliverables) separately rather than as a combined unit and eliminates the residual method of allocation. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, with early adoption permitted. The Company has adopted this standard as of January 1, 2011 and it had no material impact on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 15 — SEGMENT REPORTING

The Company’s segments and their product and service offerings are summarized below:

Towers

The Company fabricates specialty weldments for wind, oil and gas, mining and other industrial applications, specializing in the production of wind turbine towers. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. wind resource regions. The two facilities have a combined annual tower production capacity of approximately 500 towers, sufficient to support turbines generating more than 1,200 megawatts (MW) of power. This product segment also encompasses the manufacture of specialty fabrications and heavy weldments for wind energy and other industrial customers.

Gearing

The Company engineers, builds and remanufactures precision gears and gearing systems for wind, oil and gas, mining and other industrial applications. The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment in Neville Island, Pennsylvania.

Services

The Company remanufactures complex wind turbine components, including gearboxes and blades. The Company also offers comprehensive installation support and operations and maintenance services to the wind industry. The Company’s primary service locations are in Illinois, California, South Dakota and Texas. In February 2011, the Company put into operation its dedicated drivetrain service center in Abilene, Texas, which is focused on servicing the growing installed base of MW wind turbines as they come off warranty.

Corporate and Other

“Corporate and Other” is comprised of adjustments to reconcile segment results to consolidated results, which primarily includes corporate administrative expenses and intercompany eliminations.

Summary financial information by reportable segment for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Revenues		Operating (Loss) Profit
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
Segments:

Towers	$29,684	$17,294	$(35)	$(284)
Gearing	12,634	13,140	(3,281)	(3,511)
Services	6,615	3,631	(413)	(2,128)
Corporate and Other (1)	(1,034)	(43)	(2,515)	(1,875)
	$47,899	$34,022	$(6,244)	$(7,798)

	Depreciation and Amortization		Capital Expenditures
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
Segments:

Towers	$872	$855	$178	$89
Gearing	2,469	2,511	268	(427)
Services	263	860	822	1,775
Corporate and Other (1)	43	41	16	63
	$3,647	$4,267	$1,284	$1,500

	Revenues		Operating (Loss) Profit
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Segments:

Towers	$82,350	$45,854	$5,159	$(2,157)
Gearing	38,696	35,133	(8,523)	(11,461)
Services	10,810	8,546	(3,862)	(11,053)
Corporate and Other (1)	(1,095)	(188)	(7,302)	(7,391)
	$130,761	$89,345	$(14,528)	$(32,062)

	Depreciation and Amortization		Capital Expenditures
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Segments:

Towers	$2,638	$2,553	$367	$1,937
Gearing	7,497	7,436	(30)	811
Services	645	2,513	3,743	2,593
Corporate and Other (1)	130	124	54	80
	$10,910	$12,626	$4,134	$5,421

	Total Assets as of
	September 30,	December 31,
	2011	2010
Segments:
Towers	$70,937	$76,931
Gearing	74,013	81,336
Services	17,633	10,480
Assets held for sale	8,000	6,847
Corporate and Other (2)	12,289	7,912
	$182,872	$183,506

(1) “Corporate and Other” includes selling, general and administrative expenses of the Company’s corporate office and European sales office in addition to intercompany eliminations.

(2) “Corporate and Other” includes assets of the Company’s corporate office and European sales office in addition to intercompany eliminations.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company completed construction of a wind tower manufacturing facility in Brandon, South Dakota, in the first quarter of 2010, but has not commenced production at this facility. During 2010 the Company concluded that it would be difficult or impossible to operate this facility in a profitable or cost-effective manner in light of the expected mid-term demand for wind towers. The Company is currently exploring alternative uses for the building and equipment comprising this facility. In connection with this determination, during the fourth quarter of 2010, the Company recorded an impairment charge of $13,326 to reduce the carrying value of the assets to fair value. The Company currently has purchase commitments totaling approximately $991 outstanding related to this facility.  In the third quarter of 2011, the Company initiated a process to sell the facility and reclassified the facility, and the related indebtedness, to Assets Held for Sale and Liabilities Held for Sale, respectively (see Note 18, “Restructuring” of these financial statements).

Environmental Compliance and Remediation Liabilities

The Company’s operations and products are subject to a variety of environmental laws and regulations in the jurisdictions in which the Company operates and sells products governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous materials, soil and groundwater contamination, employee health and safety, and product content, performance and packaging. Certain environmental laws can impose the entire cost or a portion of the cost of investigating and cleaning up a contaminated site, regardless of fault, upon any one or more of a number of parties, including the current or previous owners or operators of the site. These environmental laws can also impose liability on any person who arranges for the disposal or treatment of hazardous substances at a contaminated site. Third parties may also make claims against owners, operators and/or users of disposal sites for personal injuries and property damage associated with releases of hazardous substances from those sites.

Warranty Liability

The Company provides warranty terms that range from one to seven years for various products relating to workmanship and materials supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of September 30, 2011 and 2010, estimated product warranty liability was $863 and $1,368 respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the nine months ended September 30, 2011 and 2010 were as follows:

	For the Nine Months Ended September 30,
	2011	2010

Balance, beginning of period	$1,071	$918
Warranty expense	21	980
Warranty claims	(229)	(530)
Balance, end of period	$863	$1,368

Allowance for Doubtful Accounts

Based upon past experience and judgment, the Company establishes an allowance for doubtful accounts with respect to accounts receivable. The Company’s standard allowance estimation methodology considers a number of factors that, based on its collections experience, the Company believes will have an impact on its credit risk and the realizability of its accounts receivable. These factors include individual customer circumstances, history with the Company and other relevant criteria.

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the realizability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the nine months ended September 30, 2011 and 2010 consists of the following:

	For the Nine Months Ended September 30,
	2011	2010

Balance at beginning of period	$489	$1,631
Bad debt expense	532	631
Write-offs	(3)	(2,018)

Balance at end of period	$1,018	$244

Other

As of September 30, 2011, approximately 22% of the Company’s employees were covered by two collective bargaining agreements with local unions in Cicero, Illinois and Neville Island, Pennsylvania. The collective bargaining agreements with the Company’s Cicero and Neville Island unions are scheduled to remain in effect through February 2014 and October 2012, respectively. The Company considers its union and employee relations to be satisfactory.

The sale price of the Company’s Badger subsidiary to BTI Logistics is subject to final working capital adjustments, certain contingencies and indemnifications.

NOTE 17 — NEW MARKETS TAX CREDIT TRANSACTION

On July 20, 2011, the Company received $2,018 in net proceeds via a transaction involving tax credits linked to the Company’s capital investment in its Abilene, Texas gearbox refurbishment facility (the “Gearbox Facility”). The transaction was structured to qualify under a federal New Markets Tax Credit (“NMTC”) program and included a gross loan from AMCREF Fund VII, LLC to the Company’s wholly owned subsidiary Broadwind Services, LLC in the principal amount of $10,000, with a term of fifteen years and interest payable at the rate of 1.4% per annum, largely offset by a gross loan in the principal amount of $7,720 from the Company to COCRF Investor VIII, LLC, with a term of fifteen years and interest payable at the rate of 2.5% per annum.

The NMTC regulations permit taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities. The gross loan and investment in the Gearbox Facility of $10,000 could generate $3,900 in tax credits which the Company has made available under the structure by passing them through to Capital One, National Association (“Capital One”). Most of the loan proceeds have been applied to the Company’s recent investment in the Gearbox Facility; the September 30, 2011 balance sheet has $1,216 in restricted cash related to this arrangement which has yet to be used.

The Gearbox Facility must operate and be in compliance with various regulations and restrictions for the next seven years to comply with terms of the agreement, or the Company may be liable for the recapture of tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with this arrangement.

If the Company complies with its obligations during the seven-year period, Capital One may exercise a put option and forgive the loan balances in September 2018. If Capital One does not exercise its put option, the Company may be able to exercise a call option at the then fair market value of the call. The Company believes that Capital One will exercise the put option in 2018 at the end of the recapture period, and the Company will recognize revenue related to the loan forgiveness if the put option is exercised in 2018. However, there is no legal obligation for Capital One to do so, and as a result the Company has attributed only a de minimis value to the put/call options included in this structure.

The Company has determined that two pass-through financing entities created under this structure are variable interest entities (“VIE’s”). The ongoing activities of the VIE’s — collecting and remitting interest and fees and complying with NMTC requirements — were considered in the initial design of the transaction and are not expected to significantly affect economic performance throughout the life of the VIE’s. Management also considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees under the transaction structure, Capital One’s lack of a material interest in the underlying economics of the project, and the fact that the Company is obligated to absorb losses of the VIE’s. On this basis, the Company concluded that it was the primary beneficiary and is required to consolidate the VIE’s in accordance with the accounting standards for consolidation.

The related assets and liabilities are included in the Company’s balance sheet. The $262 of loan issue costs are recorded as an offset to the related loan, and are being amortized over the term of the loan. The Company’s gross loan payable of $10,000 and loan receivable of $7,720 net to $2,280 of loans payable before loan issue costs. Capital One’s net contribution of $2,280 equates to the Company’s net loan payable under the arrangement, and is included in Long Term Debt, Net of Current Maturities in the consolidated balance sheet after eliminations. Incremental costs to maintain the structure during the compliance period will be recognized as they are incurred.

NOTE 18 — RESTRUCTURING

During the third quarter of 2011, the Company conducted a review of its business strategies and product plans based on the outlook for the economy at large, the forecast for the industries it serves, and its business environment. The Company concluded that its wind manufacturing footprint and fixed cost base is too large and expensive for its medium-term needs and has begun restructuring its facility capacity and its management structure to consolidate and increase the efficiencies of its operations.

The Company plans to reduce its facility footprint by approximately 30% through the sale and/or closure during the next fifteen months of facilities comprising a total of 438,000 square feet. The Company believes the remaining locations will be sufficient to support its Towers, Gearing, Services and general corporate and administrative activities, while allowing for growth for the next several years.

As part of this plan, in the third quarter of 2011, the Company determined that its tower manufacturing facility in Brandon, South Dakota should be sold, and as a result the Company has reclassified the land, building and fixtures valued at $8,000 from Property and Equipment to Assets Held for Sale. In addition, the related indebtedness associated with this facility of $5,083 has been reclassified from Long-Term Debt Net of Current Maturities and Current Maturities of Long-Term Debt to Liabilities Held for Sale. The Company had previously recorded an impairment charge of $13,326 in the fourth quarter of 2010 to bring these assets to fair value; no further impairment charges were recorded in the third quarter of 2011.

Additional future consolidation plans were formally approved in the fourth quarter of 2011. The Company expects to incur a total of $13,200 of expenses to implement its restructuring plan. Of the total projected expenses, the Company anticipates $3,700 will consist of non-cash expenditures. The Company expects the remaining cash expenditures will be funded substantially by net proceeds from asset sales of $7,700. The table below details the Company’s total expected restructuring charges as of September 30, 2011:

	Q3	Total
	Actual	Projected

Capital Expenditures	$—	$(5,200)

Cash Expense
Cost of Sales	(89)	(3,500)
Selling, general, and administrative expenses	(300)	(800)

Non Cash Expense-Other Income (Loss)	(202)	(3,700)

	$(591)	$(13,200)

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

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

Third Quarter Overview

During the third quarter of 2011, we continued to execute our strategy in an improving, but still challenging, economic climate. Our current quarter results are favorable compared to a weak prior year quarter. We anticipate that economic conditions within the wind industry will improve in the short-term, but there is long-term uncertainty related to governmental policies that support the wind industry. As such, we cannot provide assurances that improved market conditions within the wind industry will occur or that we will be able to capitalize on these opportunities. In addition, a continued or prolonged economic slowdown in the wind industry or other unfavorable market factors could result in further revisions to our expectations with respect to future financial results and cash flows. In response to these conditions, we have made a strategic decision to diversify our business into oil, gas, mining, and other industries, particularly within gearing and industrial weldments. These factors have required management to reassess its estimates of the fair value of some of our reportable segments and could result in further review of our intangible assets and fixed assets, although no additional impairment to the carrying value of these assets was indicated by our third quarter 2011 testing.

During the third quarter of 2011 we conducted a review of our business strategies and product plans given the outlook for the economy at large, the forecast for the industries we serve, and our own business environment. As a result, we have begun to execute a restructuring plan to rationalize our facility capacity and our management structure, and to consolidate and increase the efficiencies of our operations.

We have concluded that our wind manufacturing footprint and fixed cost base is too large and expensive for our medium-term needs. We are planning to reduce our facility footprint by 30% through the sale and/or closure during the next fifteen months of facilities comprising a total of 438,000 square feet. We believe the remaining locations will be sufficient to support our Towers, Gearing, Services and general corporate and administrative activities while allowing for growth for the next several years.

We expect to incur restructuring costs associated with the consolidation totaling an estimated $13,200. Costs are expected to include approximately $5,200 in capital expenditures and $8,000 in expenses, of which approximately $3,700 is anticipated to be non-cash expenses and $4,300 is anticipated to be cash expenses. Net proceeds from associated asset sales, estimated to be approximately $7,700, will be used to fund cash costs. We anticipate annual savings of approximately $5,500 related to the restructuring.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

	Three Months Ended September 30,				2011 vs. 2010
	2011	% of Total Revenue	2010	% of Total Revenue	$ Change	% Change

Revenues	$47,899	100.0%	$34,022	100.0%	$13,877	40.8%
Cost of sales	47,098	98.3%	34,243	100.6%	12,855	37.5%
Restructuring costs	89	0.2%	—	0.0%	89	100.0%

Gross profit	712	1.5%	(221)	-0.6%	933	422.2%

Operating expenses
Selling, general and administrative expenses	6,442	13.5%	6,722	19.8%	(280)	-4.2%
Intangible amortization	214	0.4%	855	2.5%	(641)	-75.0%
Restructuring costs	300	0.6%	—	0.0%	300	100.0%
Total operating expenses	6,956	14.5%	7,577	22.3%	(621)	-8.2%

Operating loss	(6,244)	-13.0%	(7,798)	-22.9%	1,554	19.9%

Other (expense) income
Interest expense, net	(276)	-0.6%	(275)	-0.8%	(1)	-0.4%
Other, net	127	0.3%	377	1.1%	(250)	-66.3%
Restructuring costs	(202)	-0.4%	—	0.0%	(202)	-100.0%
Total other expense, net	(351)	-0.7%	102	0.3%	(453)	-444.1%

Net loss from continuing operations before provision for income taxes	(6,595)	-13.7%	(7,696)	-22.6%	1,101	14.3%
Benefit for income taxes	(9)	0.0%	(436)	-1.3%	427	97.9%
Loss from continuing operations	(6,586)	-13.7%	(7,260)	-21.3%	674	9.3%
Loss from discontinued operations, net of tax	—	0.0%	(1,039)	-3.1%	1,039	100.0%
Net loss	$(6,586)	-13.7%	$(8,299)	-24.4%	$1,713	20.6%

Consolidated

Revenues increased 41%, from $34,022 for the three months ended September 30, 2010, to $47,899 for the three months ended September 30, 2011. This increase was attributable to a 47% increase in the volume of wind tower sections sold, and the recovery in Services sales when compared to the prior year quarter.

Gross profit increased $933, from a loss of $221 for the three months ended September 30, 2010, to a profit of $712 for the three months ended September 30, 2011. The increase in gross profit was primarily attributable to the increase in Towers sales. However, the gross margin improved only modestly because of a lower percentage of fabrication-only tower sales, more competitive pricing and initially lower labor productivity associated with starting production of a new tower design when compared to the prior year quarter.

Selling, general and administrative expenses decreased from $6,722 for the three months ended September 30, 2010, to $6,442 for the three months ended September 30, 2011. The decrease was attributable to a shift of certain oversight and administrative resources among our Services segment facilities initiated in the fourth quarter of 2010 as well as an increased focus on general overhead costs, partially offset by additional legal fees incurred in the current year due to ongoing legal matters and additional sales personnel expenses when compared to the prior year.

Intangible amortization expense decreased from $855 for the three months ended September 30, 2010, to $214 for the three months ended September 30, 2011. The decrease in amortization expense was due to intangible asset impairment charges taken during the fourth quarter of 2010.

Restructuring expenses totaling $591 were incurred during the current year quarter as part of our plan to increase the efficiency of our operations that we initiated in the third quarter of 2011.

Benefit from income taxes decreased from $436 for the three months ended September 30, 2010, to $9 for the three months ended September 30, 2011. The prior year figure included a one-time tax benefit realized in the third quarter of 2010 related to the reversal of deferred income tax liabilities associated with indefinite-lived assets.

Net loss decreased from $8,299 for the three months ended September 30, 2010, to $6,586 for the three months ended September 30, 2011, primarily as a result of the factors described above, partially offset by $591of expenses associated with our third quarter, 2011 restructuring plan.

Towers Segment

The following table summarizes the Towers segment operating results for the three months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,
	2011	2010

Revenues	$29,684	$17,294
Operating loss	(35)	(284)
Operating margin	-0.1%	-1.6%

Towers segment revenues increased $12,390, from $17,294 for the three months ended September 30, 2010, to $29,684 for the three months ended September 30, 2011. The increase in revenues was primarily attributable to an increase of approximately 47% in the volume of wind tower sections manufactured in the third quarter of 2011 compared to 2010 to meet increased demand.  Furthermore, the 47% volume increase consisted of a 115% increase in the number of sections which included steel in the purchase price as compared to the prior year period.

Towers segment operating loss decreased $249, from $284 for the three months ended September 30, 2010, to $35 for the three months ended September 30, 2011. The decrease in operating loss was primarily attributable to $2,138 of additional earnings related to the increased volume noted above, partially offset by the adverse impact of increased pricing pressure due to the competitive nature of our industry as well as decreased productivity associated with producing a new tower design. Operating margin improved from (1.6%) for the three months ended September 30, 2010, to (0.1%) for the three months ended September 30, 2011.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,
	2011	2010

Revenues	$12,634	$13,140
Operating loss	(3,281)	(3,511)
Operating margin	-26.0%	-26.7%

Gearing segment revenues decreased $506, from $13,140 for the three months ended September 30, 2010, to $12,634 for the three months ended September 30, 2011. The decrease in revenues was attributable to a decrease in wind gearing sales of approximately 46% due in part to a major customer purchasing gearing offshore as well as the degradation in the wind gearing market. This decrease was partially offset by an increase in industrial gearing sales of 44% highlighted by increases in mining and oil and gas revenues of 90% and 51% respectively; as well as an increase in intercompany sales to the Services segment as compared to the prior year quarter.

Gearing segment operating loss decreased $230, from $3,511 for the three months ended September 30, 2010, to $3,281 for the three months ended September 30, 2011. Despite a 4% decrease in revenue, operating loss improved due to the benefit of a more profitable customer mix, partially offset by $556 of additional legal fees incurred compared to the prior year period. As a result of the factors described above, operating margin improved from (26.7%) for the three months ended September 30, 2010, to (26.0%) for the three months ended September 30, 2011.

Technical and Engineering Services Segment

The following table summarizes the Technical and Engineering Services segment operating results for the three months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,
	2011	2010

Revenues	$6,615	$3,631
Operating loss	(413)	(2,128)
Operating margin	-6.2%	-58.6%

Technical and Engineering Services segment revenues increased $2,984, from $3,631 for the three months ended September 30, 2010, to $6,615 for the three months ended September 30, 2011. The increase in revenues was primarily attributable to a large multi-turbine blade retrofit project initiated in the current quarter, and generally higher field service with a leading wind turbine manufacturer.

Technical and Engineering Services segment operating loss decreased $1,715, from $2,128 for the three months ended September 30, 2010, to $413 for the three months ended September 30, 2011. The reduction in operating loss was primarily attributable to the increase in revenues noted above as well as the absence of amortization expense in the current year period.  As a result, operating margin improved from (58.6%) for the three months ended September 30, 2010, to (6.2%) for the three months ended September 30, 2011.

Corporate and Other

Corporate and Other expense increased $640, from $1,875 for the three months ended September 30, 2010, to $2,515 for the three months ended September 30, 2011. The increase in Corporate and Other expense was primarily attributable to restructuring expenses of $300 associated with the planned closure of our sales office in Hamburg, Germany as well as increased legal fees incurred compared to the prior year.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

	Nine Months Ended September 30,				2011 vs. 2010
	2011	% of Total Revenue	2010	% of Total Revenue	$ Change	% Change

Revenues	$130,761	100.0%	$89,345	100.0%	$41,416	46.4%
Cost of sales	124,449	95.2%	92,848	103.9%	31,601	34.0%
Restructuring costs	89	0.1%	—	0.0%	89	100.0%

Gross profit	6,223	4.7%	(3,503)	-3.9%	9,726	277.6%

Operating expenses
Selling, general and administrative expenses	19,807	15.1%	21,434	24.0%	(1,627)	-7.6%
Impairment charges	—	0.0%	4,561	5.1%	(4,561)	-100.0%
Intangible amortization	644	0.5%	2,564	2.9%	(1,920)	-74.9%
Restructuring costs	300	0.2%	—	0.0%	300	100.0%
Total operating expenses	20,751	15.8%	28,559	32.0%	(7,808)	-27.3%

Operating loss	(14,528)	-11.1%	(32,062)	-35.9%	17,534	54.7%

Other expense
Interest expense, net	(845)	-0.6%	(837)	-0.9%	(8)	-1.0%
Other, net	559	0.4%	109	0.1%	450	412.8%
Restructuring costs	(202)	-0.2%	—	0.0%	(202)	-100.0%
Total other expense, net	(488)	-0.4%	(728)	-0.8%	240	33.0%

Net loss from continuing operations before provision for income taxes	(15,016)	-11.5%	(32,790)	-36.7%	17,774	54.2%
Provision (benefit) for income taxes	24	0.0%	(339)	-0.4%	363	107.1%
Loss from continuing operations	(15,040)	-11.5%	(32,451)	-36.3%	17,411	53.7%
Loss from discontinued operations, net of tax	(1,184)	-0.9%	(4,153)	-4.6%	2,969	71.5%
Net loss	$(16,224)	-12.4%	$(36,604)	-40.9%	$20,380	55.7%

Consolidated

Revenues increased from $89,345 for the nine months ended September 30, 2010, to $130,761 for the nine months ended September 30, 2011. This increase was primarily attributable to an 80% increase in Towers segment revenues in response to increased demand and market share gains when compared to the prior year period.

Gross profit increased $9,726 from a loss of $3,503 for the nine months ended September 30, 2010 to a profit of $6,223 for the nine months ended September 30, 2011. The increase in gross profit was primarily attributable to the increase in Towers sales as well as a more favorable customer mix within our Gearing and Towers segments as compared to the same period in the prior year. As a result, our gross margin improved from (3.9%) for the nine months ended September 30, 2010, to 4.7% for the nine months ended September 30, 2011.

Selling, general and administrative expenses decreased from $21,434 for the nine months ended September 30, 2010, to $19,807 for the nine months ended September 30, 2011. The decrease was primarily attributable to a shift of certain oversight and administrative resources among our Services segment facilities initiated in the fourth quarter of 2010, partially offset by $1,562 of additional legal fees incurred in the current year due to ongoing legal matters, when compared to the prior year.

Intangible amortization expense decreased from $2,564 for the nine months ended September 30, 2010, to $644 for the nine months ended September 30, 2011. The decrease in amortization expense was due to intangible asset impairment charges taken during the fourth quarter of 2010.

Restructuring expenses totaling $591 were incurred for the current year quarter as part of our plan to increase the efficiency of our operations that we initiated in the third quarter of 2011.

Provision for income taxes increased from a benefit of $339 for the nine months ended September 30, 2010, to a provision of $24 for the nine months ended September 30, 2011. The decrease in income tax benefit and increase in income tax provision for the nine months ended September 30, 2011 was primarily attributable to the accrual of state minimum taxes in 2011 and the absence of a one-time tax benefit realized in the third quarter of 2010 related to the reversal of deferred income tax liabilities associated with indefinite-lived assets.

Net loss decreased from $36,604 for the nine months ended September 30, 2010, to $16,224 for the nine months ended September 30, 2011, primarily as a result of the factors described above, partially offset by $591of expenses associated with our third quarter, 2011 restructuring plan.

Towers Segment

The following table summarizes the Towers segment operating results for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30,
	2011	2010

Revenues	$82,350	$45,854
Operating income (loss)	5,159	(2,157)
Operating margin	6.3%	-4.7%

Towers segment revenues increased $36,496, from $45,854 for the nine months ended September 30, 2010, to $82,350 for the nine months ended September 30, 2011. The increase in revenues was primarily attributable to an increase of approximately 106% in the volume of wind tower sections manufactured during the nine months ended September 30, 2011 compared to same period in the prior year to meet increased demand.  Megawatts (MW) sold for the current year period increased 114% compared to the prior year period due to the increased volume and our continued focus on towers for the larger and higher wind turbines.

Towers segment operating income increased $7,316, from a loss of $2,157 for the nine months ended September 30, 2010, to operating income of $5,159 for the nine months ended September 30, 2011. The increase in operating income was primarily attributable to an increase in wind tower sections manufactured and better utilization of our existing facilities. The operating margin also benefitted from a higher mix of fabrication-only sections during the current year period, partially offset by decreased productivity associated with producing a new tower design as compared to the prior year. Operating margin increased from (4.7%) for the nine months ended September 30, 2010, to 6.3% for the nine months ended September 30, 2011.

Gearing Segment

The following table summarizes the Gearing segment operating results for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30,
	2011	2010

Revenues	$38,696	$35,133
Operating loss	(8,523)	(11,461)
Operating margin	-22.0%	-32.6%

Gearing segment revenues increased $3,563, from $35,133 for the nine months ended September 30, 2010, to $38,696 for the nine months ended September 30, 2011. The increase in revenues was primarily attributable to an increase in industrial gearing sales of approximately 55% as compared to the prior year. This was partially offset by a 27% decrease in wind gearing sales due to a major customer purchasing gearing offshore, as well as degradation in the wind gearing market.

Gearing segment operating loss decreased $2,938, from $11,461 for the nine months ended September 30, 2010, to $8,523 for the nine months ended September 30, 2011. The reduction in operating loss was primarily attributable to the increase in industrial sales which have a higher margin than the historical wind gearing revenue attributable to a large wind turbine manufacturer, partially offset by $1,226 of additional legal fees incurred during the nine months ended September 30, 2011. As a result of the factors described above, operating margin improved from (32.6%) for the nine months ended September 30, 2010, to (22.0%) for the nine months ended September 30, 2011.

Technical and Engineering Services Segment

The following table summarizes the Technical and Engineering Services segment operating results for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30,
	2011	2010

Revenues	$10,810	$8,546
Impairment charges	—	4,561
Operating loss	(3,862)	(11,053)
Operating margin	-35.7%	-129.3%

Technical and Engineering Services segment revenues increased $2,264, from $8,546 for the nine months ended September 30, 2010, to $10,810 for the nine months ended September 30, 2011. The increase in revenues was primarily attributable to an increase of approximately 61% in precision and repair service revenue related to a large multi-turbine blade retrofit project in the current year.

Technical and Engineering Services segment operating loss decreased $7,191, from $11,053 for the nine months ended September 30, 2010, to $3,862 for the nine months ended September 30, 2011. The reduction in operating loss was primarily attributable to the absence of impairment charges of $4,561 taken in the prior year, the corresponding absence of $1,920 of amortization expense in the current year as well as the increase in revenues noted above.  As a result, operating margin improved from (129.3%) for the nine months ended September 30, 2010, to (35.7%) for the nine months ended September 30, 2011.

Corporate and Other

Corporate and Other expense decreased $89, from $7,391 for the nine months ended September 30, 2010, to $7,302 for the nine months ended September 30, 2011. The reduction in expense was primarily attributable to lower employee compensation and travel expenses, partially offset by an increase in legal fees incurred and $300 of expenses associated with our third quarter, 2011 restructuring plan.

SELECTED FINANCIAL DATA

The following non-GAAP financial measure presented below relates to earnings before interest, taxes, depreciation, amortization and share-based payments (“Adjusted EBITDA”) and is presented for illustrative purposes as an accompaniment to our unaudited financial results of operations for the three and nine months ended September 30, 2011 and 2010. Adjusted EBITDA should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under GAAP. We believe that Adjusted EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, which was primarily attributable to a significant portion of the purchase price of our acquired businesses being allocated to depreciable fixed assets and definite-lived intangible assets. The following Adjusted EBITDA calculation is derived from our unaudited condensed consolidated financial results for the three and nine months ended September 30, 2011 and 2010, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Loss from continuing operations	$(6,586)	$(7,260)	$(15,040)	$(32,451)
Provision for income taxes	(9)	(436)	24	(339)
Interest expense, net	276	275	845	837
Impairment charges	—	—	—	4,561
Depreciation and amortization	3,647	4,267	10,910	12,626
Restructuring costs	591	—	591	—
Share-based compensation and other stock payments	565	308	1,513	1,622
Adjusted EBITDA	$(1,516)	$(2,846)	$(1,157)	$(13,144)

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

In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of financing receivables.  We adopted this standard as of January 1, 2011 and it had no material impact on our consolidated financial condition, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). ASU 2010-06 provides additional disclosure requirements related to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Disclosure requirements applicable to Level 3 transactions are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years, with early adoption permitted. We adopted this standard as of January 1, 2011 and it had no material impact on our consolidated financial condition, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605). ASU 2009-13 provides additional guidance related to the accounting for multiple-deliverable arrangements to account for products or services (deliverables) separately rather than as a combined unit and eliminates the residual method of allocation. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, with early adoption permitted. We adopted this standard as of January 1, 2011 and it had no material impact on our consolidated financial condition, results of operations or cash flows.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2011, total cash assets equaled $14,421. Our management anticipates that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and debt and lease commitments through at least the next twelve months primarily with current cash on hand, receipts of deposits from customers to fund steel purchases and cash generated by operations or other financing arrangements. At September 30, 2011, $123 was drawn under the AP Agreements with Wells Fargo, and we had the ability to borrow up to $9,877, subject to maintaining a month-end minimum total cash balance of $5,000.

In October 2011, we amended the AP Agreements with Wells Fargo, modifying the minimum cash balance requirement from $5,000 to the greater of (i) $2,000 or (ii) the sum of the aggregate purchased accounts, however, not to exceed $5,000.

In July 2011, we entered into a financing arrangement with respect to our drivetrain service center, which is a qualified transaction under the federal New Markets Tax Credit program, promulgated under Section 45D of the Internal Revenue Code of 1986, as amended. The arrangement provided us with approximately $2,018 of additional liquidity to help finance the costs of upgrading the division’s facility to repair, refurbish and sell enhanced megawatt gearboxes for wind turbines. The $2,018 of proceeds bear interest at a below market rate of 1.4% per annum and, subject to certain conditions, will be forgiven in 2018.

Our ability to make scheduled payments on our debt and other financial obligations will depend on our future financial and operating performance. We have consistently reduced our outstanding debt balance over time, and our long term debt and capital leases outstanding at September 30, 2011 totaled $6,317. However, if restructuring assumptions (see Note 18, “Restructuring” in Item 1 of Part 1 in the notes to our consolidated financial statements), sales and subsequent collections from several of our large customers, as well as revenues generated from new customer orders, are not materially consistent with management’s expectations, we may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to us. Furthermore, if we are unable to obtain additional capital, we will likely be required to delay, reduce the scope of or eliminate our plans for expansion and growth, and this could affect our overall operations. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require financial covenants or other restrictions on us. Further, we have a limited number of shares of common stock authorized for issuance under our certificate of incorporation following our recent common stock offering; accordingly, our ability to raise capital through future equity issuances may be restricted unless we are successful in increasing the number of authorized shares of common stock, which would require the approval of holders of a majority of our outstanding shares. In addition, if we cannot make scheduled payments on our debt we will be in default and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable. While we believe that we will continue to have sufficient cash flows to operate our businesses there can be no assurances that our operations will generate sufficient cash or that credit facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Sources and Uses of Cash

Operating Cash Flows

For the nine months ended September 30, 2011, net cash used in operating activities totaled $11,642, compared to net cash used in operating activities of $20,023 for the nine months ended September 30, 2010. The decrease in net cash used in operating activities was primarily attributable to decreased operating losses in the current period. Partially offsetting the decreased operating losses was a build-up of working capital in the current year period, particularly raw material inventories associated with a large tower contract which we expect will be completed during the fourth quarter of 2011.

Investing Cash Flows

For the nine months ended September 30, 2011 and 2010, net cash used in investing activities totaled $2,799 and $4,324, respectively. The decrease in net cash used in investing activities as compared to the prior year period was primarily attributable to a reduction in capital expenditures, the receipt of $761 of proceeds associated with the divestiture of our logistics business in the first quarter of 2011 and proceeds from the sale of machinery in the third quarter of 2011. During the nine months ended September 30, 2011, we made capital expenditures totaling $4,134, which primarily related to the completion of the drivetrain service center investment in Abilene, Texas.

Financing Cash Flows

For the nine months ended September 30, 2011 and 2010, net cash provided by financing activities totaled $12,467 and $32,424, respectively. The decrease in net cash provided by financing was primarily attributable to a reduction in proceeds related to the equity offering of common stock in September 2011 when compared to the equity offering of common stock in January 2010. Partially offsetting the equity offering difference were lower payments on lines of credit and notes payable when compared to the prior year period. The decrease in payments on lines of credit and notes payable was primarily due to the reduction in our debt level due to the repayment of outstanding indebtedness totaling $20,785 in the prior year. Also included in the current year are the proceeds related to the New Markets Tax Credit transaction that will be used to upgrade the drivetrain service center in Abilene, Texas.

Contractual Obligations

As of September 30, 2011, we had $991 in purchase commitments representing the remaining payments due on equipment purchase contracts related to the construction of our Brandon, South Dakota wind tower manufacturing facility.

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain “forward-looking statements”— that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Item 1A “Risk Factors” in Part I of this Annual Report on Form 10-K that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Our forward-looking statements may include or relate to the following: (i) our plans to continue to grow our business through organic growth and integration of previous and future acquisitions; (ii) our beliefs with respect to the sufficiency of our liquidity and our plans to evaluate alternate sources of funding if necessary; (iii) our plans and assumptions, including estimated costs and saving opportunities, regarding our ongoing restructuring efforts designed to improve our financial performance; (iv) our expectations relating to state, local and federal regulatory frameworks affecting the wind energy industry, including the extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (v) our expectations relating to construction of new facilities, expansion and/or restructuring of existing facilities and sufficiency of our existing capacity to meet the demands of our customers and support expectations regarding our growth; (vi) our plans with respect to the use of proceeds from financing activities and our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (vii) our beliefs and expectations relating to the economy and the potential impact it may have on our business, including our customers; (viii) our beliefs regarding the state of the wind energy market and other energy and industrial markets generally; and (ix) our expectations relating to the impact of pending litigation as well as environmental compliance matters. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2011. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk,” contained in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There was no change in our internal control over financial reporting during the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings

On February 11, 2011, a putative class action was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against Broadwind and certain of our current or former officers and directors. The lawsuit is purportedly brought on behalf of purchasers of our common stock between March 17, 2009 and August 9, 2010. A lead plaintiff has been appointed and an amended complaint was filed on September 13, 2011. The amended complaint names as additional defendants certain of our current and former directors, certain Tontine entities, and Jeffrey Gendell, a principal of Tontine. The complaint seeks to allege that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and/or Section 20(a) of the Exchange Act by issuing or causing to be issued a series of allegedly false and/or misleading statements concerning our financial results, operations, and prospects, including with respect to the January 2010 secondary public offering of our common stock. The plaintiffs allege that statements were false and misleading because, among other things, our reported financial results during the class period allegedly violated generally accepted accounting principles because they failed to reflect the impairment of goodwill and other intangible assets, and that we allegedly failed to disclose known trends and other information regarding certain customer relationships at our Brad Foote subsidiary. In support of their claims, the plaintiffs rely in part upon six alleged confidential informants, all of whom are alleged to be former employees. Our motion to dismiss is due by November 18, 2011. Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division, and four putative shareholder derivative lawsuits were filed in the Circuit Court of Cook County, Illinois, Chancery Division, against certain of our current and former officers and directors, and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the January 2010 secondary public offering of our common stock. One of the lawsuits also alleges that certain directors violated Section 14(a) of the Exchange Act in connection with our Proxy Statement for our 2010 Annual Meeting of Stockholders. Two of the matters pending in the federal court have been consolidated and we filed a motion to dismiss these matters on September 19, 2011. Also, on September 19, 2011, the four derivative lawsuits filed in state court were dismissed following oral argument on our motion to dismiss the actions as duplicative of the federal derivative actions. We have received a request from the Tontine defendants for indemnification in the derivative suits and the class action lawsuit and may receive additional requests for indemnification from Tontine and/or Mr. Gendell pursuant to various agreements related to shares owned by Tontine. We maintain directors and officers liability insurance, however, the costs of indemnification for Mr. Gendell and/or Tontine would not be covered by any Company insurance policy. Because of the preliminary nature of these lawsuits, we are not able to estimate a loss or range of loss at this time.

In August 2011, we received a subpoena from the SEC seeking documents and other records related to certain accounting practices at our principal gearing subsidiary. The subpoena was issued in connection with an informal inquiry that we received from the SEC in November 2010 arising out of a whistleblower complaint received by the SEC related to revenue recognition, cost accounting and intangible and fixed asset valuations at Brad Foote. We have been voluntarily providing information to the SEC as a part of that inquiry and are in the process of responding to the subpoena with respect to the outstanding requests. We cannot currently predict the outcome of this investigation.

We are aware of an investigation commenced by the United States Attorney’s Office, Northern District of Illinois, for potential violation of federal environmental laws.  On February 15, 2011, pursuant to a search warrant, officials from the United States Environmental Protection Agency (‘‘USEPA’’) entered and conducted a search of one of Brad Foote’s facilities in Cicero, Illinois , in connection with the alleged improper disposal of industrial wastewater to the sewer. Also on or about February 11, 2011, in connection with the same matter, we received a grand jury subpoena requesting testimony and the production of certain documents relating to the facility’s past compliance with certain environmental laws and regulations relating to the generation, discharge and disposal of wastewater from certain of our processes between 2004 and the present. On or about February 23, 2011, we received another grand jury subpoena relating to the same investigation, requesting testimony and the production of certain other documents relating to certain of the facility’s employees, environmental and manufacturing processes, and disposal practices. We have produced tens of thousands of documents in response to these subpoenas. We have also voluntarily instituted corrective measures at the facility, including changes to our wastewater disposal practices. There can be no assurances that the conclusion of the investigation will not result in a determination that we have violated applicable environmental, health and safety laws and regulations. Any violations found, or any criminal or civil fines, penalties and/or other sanctions imposed could be substantial and materially and adversely affect us. We had recorded a liability of $675 at December 31, 2010, which represented the low end of our estimate of remediation-related costs and expenses; as of September 30, 2011 those initial costs have been incurred. No additional remediation related expenses are anticipated or have been accrued; however, the outcome of the investigation, our liability in connection therewith, and the impact to our operations cannot be predicted at this time.

We are also a party to additional claims and legal proceedings arising in the ordinary course of business. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity. It is possible that if one or more of the matters described above were decided against us, the effects could be material to our results of operations in the period in which we would be required to record or adjust the related liability and could also be material to our cash flows in the period in which we would be required to pay such liability.

Item 1A.     Risk Factors

Our businesses, and therefore our results of operations and financial condition, may continue to be adversely affected by negative economic conditions and uncertainty.

The global recession of 2008-2009 has had negative effects on demand for alternative sources of energy and consequently for many of our product and service offerings. Although some parts of the economy have resumed growth, there remains risk that this limited recovery may not be sustained, that the recovery may not include the industries or markets in which we conduct our business, or that the economy may revert to further contraction and corresponding uncertainty and volatility. Any deterioration in economic conditions could have a material adverse effect on our business in a number of ways, including lower sales and extended renewal cycles if there is a reduction in demand for wind energy, and such deterioration could have a material adverse effect on our liquidity, results of operations and financial condition.

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

We supply products and services to wind turbine manufacturers and owners and operators of wind energy generation facilities. The U.S. wind industry is dependent in part upon federal tax incentives and state renewable portfolio standards and may not be economically viable absent such incentives. The federal government provides economic incentives to the owners of wind energy facilities, including a federal production tax credit, an investment tax credit and cash grant equal in value to the investment tax credit. The production tax credit was extended by the American Recovery and Reinvestment Act (“ARRA”) in February 2009 and provides the owner of a qualifying wind energy facility placed in service before the end of 2012 with a ten-year tax credit against the owner’s federal income tax obligations based on the amount of electricity generated by the qualifying wind energy facility and sold to unrelated third parties. Alternatively, wind project owners may (i) elect to receive an investment tax credit equal to 30% of the qualifying basis of facilities placed in service before the end of 2012 or (ii) for facilities placed in service in 2009 through 2011 (or, if construction begins before the end of 2011, placed in service before the end of 2012), apply to receive a cash grant from the Department of Treasury, equal in value to the investment tax credit.

These programs provide material incentives to develop wind energy generation facilities and thereby impact the demand for our manufactured products and services. The increased demand for our products and services resulting from the credits and incentives may continue until such credits or incentives lapse. The failure of Congress to extend or renew these incentives beyond their current expiration dates could significantly delay the development of wind energy generation facilities and the demand for wind turbines, towers, gearing and related components. In addition, we cannot provide assurances that any subsequent extension or renewal of the production tax credit, investment tax credit or cash grant program will be enacted prior to its expiration or, if allowed to expire, that any extension or renewal enacted thereafter would be enacted with retroactive effect. It is possible that these federal incentives will not be extended beyond their current expiration dates. Any delay or failure to extend or renew the federal production tax credit, investment tax credit or cash grant program in the future could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

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

Our further diversification outside of the wind energy market exposes us to business risks associated with oil and gas and mining industries, among others, which may slow our growth or penetration in these markets.

While we have some experience in the oil and gas and mining markets through our gearing and heavy weldments businesses, these industries have not been our primary focus. In further diversifying our business to serve these markets we will face competitors who may have more resources, longer operating histories and more well-established relationships than we do, and we may not be able to successfully or profitably generate additional business opportunities. Moreover, if we are able to successfully diversify into these markets our business may be exposed to risks associated with these industries, which could adversely affect our future earnings and growth. These risks include, among other things:

• the prices and relative demand for oil, gas, minerals and other commodities;

• domestic and global political and economic conditions affecting the oil and gas and mining industries;

• changes in oil and gas and mining technology;

• the price and availability of alternative fuels and energy sources, as well as changes in energy consumption or supply; and

• federal, state and local regulations, including, among others, regulations relating to hydraulic fracturing and greenhouse gas emissions.

We could incur substantial costs to comply with environmental, health and safety laws and regulations and to address violations of or liabilities under these requirements.

Our operations are subject to a variety of environmental, health and safety laws and regulations in the jurisdictions in which we operate and sell products governing, among other things, health, safety, pollution and protection of the environment and natural resources, including the use, handling, transportation, and disposal of non-hazardous and hazardous materials and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil, product content, performance and packaging. We cannot guarantee that we have been and will at all times be in compliance with such laws and regulations. Failure to comply with these laws and regulations, obtain the necessary permits to operate our business, or comply with the terms and conditions of such permits may subject us to a variety of administrative, civil and criminal enforcement measures, including the imposition of civil and criminal sanctions, monetary fines and penalties, remedial obligations, and the issuance of compliance requirements limiting or preventing some or all of our operations.

We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of currently and formerly owned, leased or operated properties, or properties to which hazardous substances or wastes were sent by current or former operations at our current or former facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. Many of our facilities have a history of industrial operations, and contaminants have been detected at some of our facilities. The presence of contamination from hazardous substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or use our properties as collateral for financing. We also could be held liable under third-party claims for property damage, natural resource damage, or personal injury and for penalties and other damages under such environmental laws and regulations, which could materially and adversely affect our business and results of operations.

We are aware of an investigation commenced by the United States Attorney’s Office, Northern District of Illinois, for potential violation of federal environmental laws. On February 15, 2011, pursuant to a search warrant, officials from the United States Environmental Protection Agency (“USEPA”) entered and conducted a search of one of our facilities in Cicero, Illinois, in connection with the alleged improper disposal of industrial wastewater to the sewer. On or about February 11, 2011, in connection with the same matter, we received a grand jury subpoena requesting testimony and the production of certain documents relating to the facility’s past compliance with certain environmental laws and regulations relating to the generation, discharge and disposal of wastewater from certain of our processes between 2004 and the present. On or about February 23, 2011, we received another grand jury subpoena relating to the same investigation, requesting testimony and the production of certain other documents relating to certain of the facility’s employees, environmental and manufacturing processes, and disposal practices. We have produced tens of thousands of documents in response to these subpoenas. We have also voluntarily instituted corrective measures at the facility, including changes to our wastewater disposal practices. There can be no assurances that the conclusion of the investigation will not result in a determination that we have violated applicable environmental, health and safety laws and regulations. Any violations found, or any criminal or civil fines, penalties and/or other sanctions imposed could be substantial and materially and adversely affect the Company. We had recorded a liability of $675 at December 31, 2010, which represented the low end of our estimate of remediation-related costs and expenses. As of September 30, 2011, those initial costs have been incurred. No additional remediation related expenses are anticipated or have been accrued, however, the outcome of the investigation, our liability in connection therewith, and the impact to our operations cannot be predicted at this time.

The assertion of further claims relating to regulatory compliance, on- or off-site contamination, natural resource damage, the discovery of previously unknown environmental liabilities, the imposition of criminal or civil fines or penalties, or the obligation to undertake investigation, remediation or monitoring activities could result in potentially significant costs and expenditures to address contamination or resolve claims or liabilities. Such costs and expenditures could have a material adverse effect on our business, financial condition, or results of operations.

Changes in existing environmental, health and safety laws and regulations, or their application, could cause us to incur additional or unexpected costs to achieve or maintain compliance.

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

The wind turbine market in the United States is very concentrated, with ten manufacturers controlling in excess of 99% of the market. Like us, these customers were adversely affected by the recent downturn in the economy and the wind energy market, and we have seen, and may continue to see, a decrease in order volume from such customers. Historically, the majority of our revenues are highly concentrated with a limited number of customers. In 2010, two customers—Gamesa and General Electric—each accounted for more than 10% of our consolidated revenues and our five largest customers accounted for 78% of our consolidated revenues. Our customers periodically have expressed their intent to scale back, delay or restructure existing customer agreements, which has led to reduced revenues from these customers and which may occur again in the future. As a result, our operating profits and gross margins have been negatively affected by a decline in production levels, which have created production volume inefficiencies in our operations and cost structures.

Additionally, if our relationships with significant customers should change materially, it could be difficult for us to immediately and profitably replace lost sales in a market with such concentration, which would materially adversely affect our results. We could be adversely impacted by decreased customer demand for our products and services due to (1) the impact of current or future economic conditions on our customers, (2) our customers’ loss of market share to competitors of theirs that do not use our products, and (3) our loss of market share with our customers. We could lose market share with our customers to competitors or to our customers themselves, should they decide to become more vertically integrated and produce our products or deliver our services internally. Finally, most of our customers do not purchase all of our products and services, so if some of our customers gain market share, it could impact our mix of products and services among our segments.

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

• although our subsidiary companies operate independently, a dispute between a significant customer and us or one of our subsidiaries could have a negative effect on the business relationship we have with that customer across our entire organization. Among other things, such a dispute could lead to an overall decrease in such customer’s demand for our products and services or difficulty in collecting amounts due to one or more of our subsidiaries that are otherwise not related to such dispute; and

• a material change in payment terms for accounts receivable of a significant customer could have a material adverse effect on our short-term cash flows.

Our customers may be significantly affected by disruptions and volatility in the economy and in the wind energy market.

Current market disruptions and regular market volatility may have adverse impacts on our customers’ ability to pay when due the amounts payable to us and could cause related increases in our working capital or borrowing needs. In addition, our customers have in the past attempted and may attempt in the future to renegotiate the terms of contracts or reduce the size of orders with us as a result of disruptions and volatility in the markets. Our backlog is significant, but we cannot predict with any degree of certainty the amount of our backlog that we will ultimately ship to our customers.

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

We rely on banks and capital markets as a source of liquidity for capital requirements not satisfied by cash flows from operations or asset sales. We have experienced operating losses for each of the years during which we have operated and we anticipate that we will incur additional expenses in the near term in connection with our contemplated restructuring efforts.  We expect to fund our facility restructuring efforts in part by using proceeds from the sale of surplus assets. We may be unable to complete these sales on a timely basis, and our committed sources of liquidity may be inadequate to satisfy our operational and restructuring needs. There can be no assurances that our restructuring efforts will be successful in improving our profitability. If we are not able to access capital at competitive rates, the ability to implement our business plans may be adversely affected. Additionally, we have a limited number of shares of common stock authorized for issuance under our certificate of incorporation after the consummation of our stock offering in the third quarter of 2011; accordingly, our ability to raise capital through future equity issuances may be restricted unless we are successful in increasing the number of authorized shares of common stock, which would require the approval of holders of a majority of our outstanding shares. In the absence of access to capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations at times when the prices for such assets are depressed. In such event, we may not be able to consummate those dispositions. Furthermore, the proceeds of any such dispositions may not be adequate to meet our debt service obligations when due.

Additionally, our ability to make scheduled payments on our existing or future debt obligations and fund operations will depend on our future financial and operating performance. There can be no assurances that our operations will generate sufficient cash flows to enable us to pay our remaining indebtedness or to fund our other liquidity needs. If we cannot make scheduled payments on our debt, we will be in default and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable which could force us to liquidate certain assets or alter our business operations or debt obligations. Moreover, if we are unable to obtain additional capital or if our current sources of financing are reduced or unavailable, we will likely be required to delay, reduce the scope of, or eliminate our plans for restructuring and expansion and this could affect our overall operations.

Our plans for growth and diversification may not be successful, and could result in poor financial performance.

In 2010, approximately three quarters of our revenue was derived through the sale of our products tied to new wind energy installations in the United States. While we anticipate economic conditions within the wind industry may improve in the short-term, we can provide no assurances that improved market conditions within the wind industry will occur or that we will be able to capitalize on these opportunities. In addition, a continued or prolonged economic slowdown in the wind industry or other unfavorable market factors could result in further revisions to our expectations with respect to future financial results and cash flows. In response to these conditions, we have made a strategic decision to diversify our business further into oil, gas, mining, and other industries, particularly within our gearing and industrial weldments businesses. While we have historically participated in these lines of business, there is no assurance that we will be able to grow our presence in these businesses at a rate sufficient to compensate for a potentially weaker wind energy market. Moreover, our participation in these markets may require additional investments in personnel, equipment and operational infrastructure. If we are unable to make the required investments, or if we are unable to further penetrate these markets, our plans to diversify our operations may not be successful and our anticipated future growth may be adversely affected.

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

In addition, to execute our business strategy, we may seek to acquire new businesses. We may not be able to identify appropriate acquisition candidates or successfully negotiate, finance or integrate acquisitions. If we are unable to make acquisitions, we may be unable to realize the growth we anticipate. Future acquisitions could involve numerous risks including difficulties in integrating the operations, services, products and personnel of the acquired business, and the potential loss of key employees, customers and suppliers of the acquired business. If we are unable to successfully manage these acquisition risks, future earnings may be adversely affected.

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

We have experienced operating losses for each of the years during which we have operated. In addition, in light of current economic conditions and the state of the wind energy market in the United States, we anticipate that losses and periods of negative cash flow may occur in the foreseeable future. We have incurred significant costs in connection with the development of our businesses, and there is no assurance that we will achieve sufficient revenues to offset anticipated operating costs. Although we anticipate deriving revenues from the sale of our products and services, no assurance can be given that these products and services can be sold on a profitable basis. If we achieve profitability, we cannot give any assurance that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

Limitations on our ability to utilize our net operating losses may negatively affect our financial results.

We may not be able to utilize all of our net operating losses. To the extent available, we will use any net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. However, if we do not achieve profitability prior to their expiration, we will not be able to fully utilize our net operating losses to offset income. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. Our ability to utilize net operating loss carryforwards may be limited, under this section or otherwise, by our issuance of common stock or by changes in stock ownership. We have not completed an analysis of whether the stock offering that we completed in the third quarter of 2011, or whether changes our stock ownership will affect our ability to utilize net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited; our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards without annual limitation, which could result in lower profit and loss benefits from the current net operating loss carryforwards.

Our future operating results and the market price of our common stock could be adversely affected if we are required to take additional write downs to the carrying value of long-lived assets associated with any of our operating segments in the future.

We review our long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value.

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

We had previously made significant capital investments in anticipation of rapid growth in the U.S. wind energy market. However, the growth in the U.S. wind energy market has not kept pace with the expectations we had when some of these capital investments were made, and there can be no assurance that the U.S. wind energy market will grow and develop in a manner consistent with our past expectations, or that we will be able to fill our idle capacity through the further diversification of our operations. The expansion of our internal manufacturing and service capabilities has required significant up-front fixed costs. If market demand for our products and services does not increase at the pace we have anticipated and align with our expanded manufacturing capacity, we may be unable to offset these costs and to achieve economies of scale, and our operating results may continue to be adversely affected as a result of high fixed costs, reduced margins and underutilization of capacity. In light of these considerations, we may be forced to temporarily idle existing capacity or sell to third parties manufacturing capacity that we cannot utilize in the near term. Alternatively, if we experience rapid demand for our products and services in excess of our estimates, or we have reduced our manufacturing capacity, our installed capital equipment and existing workforce may be insufficient to support higher production volumes, which could harm our customer relationships and overall reputation. In addition, we may not be able to expand our workforce and operations in a timely manner, procure adequate resources, or locate suitable third-party suppliers, to respond effectively to changes in demand for our existing products and services or to the demand for new products and services requested by our customers, and our business could be adversely affected. Our ability to meet such excess customer demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.

If our estimates for warranty expenses differ materially from actual claims made, or if we are unable to reasonably estimate future warranty expense for our products and services, our business and financial results could be negatively affected.

We provide warranty terms generally ranging between one and seven years to our tower, gearing and services customers depending upon the specific product or service and terms of the customer agreement. We reserve for warranty claims based on industry experience and estimates made by management based upon a percentage of our sales revenues related to such products or services. From time to time, customers have submitted warranty claims against us. However, we have a limited history on which to base our warranty estimates for certain products that we manufacture and services that we provide. Our assumptions could be materially different from the actual performance of our products in the future and could exceed the levels against which we have reserved. In some instances our customers have interpreted the scope and coverage of certain of our warranty provisions differently from our interpretation of such provisions. The expenses associated with remediation activities in the wind energy industry can be substantial, and if we are required to pay such costs in connection with a customer’s warranty claim we could be subject to additional unplanned cash expenditures. If our estimates prove materially incorrect, or if we are required to cover remediation expenses in addition to our regular warranty coverage, we could be required to incur additional expenses and could face a material unplanned cash expenditure, which could harm our financial and operating results.

Material weaknesses or other deficiencies in our internal controls over financial reporting, including potential failure to prevent or detect errors or fraud, could affect the accuracy of our reported financial results.

We are required to design, implement and maintain effective controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As referenced in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2010, management of the Company has determined that as of December 31, 2010, the Company maintained effective controls over financial reporting. However, in each of 2008 and 2009 management concluded that the Company had material weaknesses over its internal controls over financial reporting. While we have now remediated these past material weaknesses and believe that we have designed and implemented procedures to maintain effective controls over financial reporting, we cannot be certain that we will not in the future have material weaknesses or significant deficiencies in our internal controls over financial reporting, or that we will successfully remediate any weaknesses or deficiencies that we find. Internal control weaknesses or deficiencies in the future could affect our ability to complete our financial reporting on a timely basis or report accurate numbers. If we are not able to maintain the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities. This type of action could adversely affect our financial results or investors’ confidence in our company and our ability to access capital markets, and could cause our stock price to decline.

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

Our future success will depend largely on the skills, efforts and motivation of our executive officers and other key personnel. Our success also depends, in large part, upon our ability to attract and retain highly qualified management and key personnel throughout our organization. During the remainder of 2011, we will likely need to hire additional personnel, including management, engineering and sales personnel, to fill in our organization. We face competition in the attraction and retention of personnel who possess the skill sets that we seek. In addition, key personnel may leave our company and subsequently compete against us. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business, results of operations, or financial condition.

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

Certain stockholders have the ability to influence our affairs significantly.

Tontine Capital Management, L.L.C. (“TCM”), Tontine Capital Overseas GP, L.L.C. (“TCO”), Tontine Management, L.L.C. (“TM”), Tontine Overseas Associates, L.L.C. (“TOA”), Tontine Capital Overseas Master Fund II, L.P. (“TCP II”), Tontine Assets Associates, L.L.C. (“TAA”), Tontine Power Partners, L.P. (“TPP”) and Tontine Associates, L.L.C. (“TA,” and collectively with TCM, TCO, TM, TOA, TCP II, TAA and TPP and their affiliates, “Tontine”) owns approximately 13.4% of our outstanding common stock. Although Tontine currently does not have any representatives on our Board of Directors, Tontine has, and for so long as they hold at least 10% of our then issued and outstanding common stock will continue to have, the right to designate two individuals on our Board of Directors pursuant to a Securities Purchase Agreement entered into with Broadwind in August 2007. As a result, Tontine may have the ability to significantly influence our policies, business and affairs, and the outcome of any corporate transaction or other matter, including mergers, consolidations and the sale of all, or substantially all, of our assets. Tontine’s significant ownership level may have the effect of delaying, deterring or preventing a change in control that otherwise could result in a premium in the price of our common stock. In addition, the actions of Tontine may have the effect of influencing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

In addition, Special Situations Fund III QP, L.P. (“SSFQP”), Special Situations Cayman Fund, L.P. (“SSF Cayman”), Special Situations Technology Fund, L.P. (“SSFTF”), and Special Situations Technology Fund II, L.P. (“SSFTF II” and collectively with SSFQP, SSF Cayman, and SSFTF and their affiliates, “SSF”), owns approximately 21.7% of our outstanding common stock. As a result of such ownership, SSF may be able to influence certain matters which are subject to stockholder action.

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

Current or future litigation and regulatory actions could have a material adverse impact on us.

From time to time, we are subject to litigation and other legal and regulatory proceedings relating to our business. We are currently defendants in a number of litigation matters and an investigation by the SEC as further described under the heading “Legal Proceedings” elsewhere herein. No assurances can be given that the results of these or new matters will be favorable to us. An adverse resolution of lawsuits, investigations or arbitrations could have a material adverse effect on our financial condition and results of operations. Defending ourselves in these matters may be time-consuming, expensive and disruptive to normal business operations and may result in significant expense and a diversion of management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Additionally, any amount that we may be required to pay to satisfy a judgment or settlement may not be covered by insurance. Under our charter and the indemnification agreements that we have entered into with our officers, directors and certain third parties, we are required to indemnify and advance expenses to them in connection with their participation in certain proceedings. There can be no assurance that any of these payments will not be material.

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

We may fail to meet continued listing requirements with NASDAQ.

Our common stock is listed on the NASDAQ Global Select Market. We must comply with numerous NASDAQ MarketPlace rules in order to maintain the listing of our common stock, which includes maintaining a minimum closing bid price of at least $1.00 per share for our common stock.  On September 19, 2011, we received a notification letter from NASDAQ advising us that for 30 consecutive trading days preceding the date of the notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on the NASDAQ Global Select Market pursuant to NASDAQ minimum bid price rule. The notice has no effect on the listing of our common stock at this time and our common stock will continue to trade on the NASDAQ Global Select Market under the symbol “BWEN.” The notice also stated that we will be provided 180 calendar days, or until March 19, 2012, to regain compliance with the minimum bid price rule. To do so, the bid price of our common stock must close at or above $1.00 per share for a minimum of ten consecutive trading days prior to that date.  If compliance with the minimum bid price rule cannot be demonstrated by March 19, 2012, NASDAQ will provide written notification to us that our common stock is subject to delisting. We may, however, be eligible for an additional grace period if we satisfy the initial listing standards (with the exception of the minimum bid price rule) for listing on the NASDAQ Capital Market, and submit a timely notification to NASDAQ to transfer the listing of our common stock to the NASDAQ Capital Market. We may also appeal NASDAQ’s delisting determination to a NASDAQ Hearings Panel.

We intend to continue to monitor the bid price for our common stock. If our common stock does not trade at a level that is likely to regain compliance with the NASDAQ requirements, our Board of Directors will consider other options that may be available to achieve compliance, including, but not limited to, seeking implementation of a reverse stock split, which would require approval of our stockholders. Our Board of Directors has taken no action at this time to implement a reverse stock split.  There can be no assurance that we would be successful in obtaining the approvals necessary to effect a reverse stock split or that, following any reverse stock split, the per share price of our common stock would remain above $1.00 per share. If we are unable to regain compliance, our common stock will be delisted by NASDAQ. If we were to be delisted from NASDAQ, our common stock could be subject to “penny stock” rules which could negatively impact our liquidity and our stockholders’ ability to sell their shares.

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

BROADWIND ENERGY, INC.

November 4, 2011	By:	/s/ Peter C. Duprey
Peter C. Duprey
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2011	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Exhibit Number	Exhibit
10.1

Second Amendment to Account Purchase Agreements dated as of October 19, 2011 by and among Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc. and Wells Fargo National Association*

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