Form 10-K
period 2011-12-31
BROADWIND ENERGY, INC.
filed 2012-03-14
CIK 1120370

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-31313

BROADWIND ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of or other jurisdiction of incorporation or organization)	88-0409160 (I.R.S. Employer Identification No.)
47 East Chicago Avenue, Suite 332 Naperville, Illinois (Address of principal executive offices)	60540 (zip code)
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

          Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐    No ☒

          As of June 30, 2011 the aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant was approximately $123,975,813, based upon the $1.45 per share closing sale price of the Registrant's common stock as reported on the NASDAQ Global Select Market. For purposes of this calculation, the Registrant's directors and executive officers and holders of 10% or more of the Registrant's outstanding shares of voting common stock have been assumed to be affiliates, with such affiliates holding an aggregate of 21,804,883 shares of the Registrant's voting common stock on June 30, 2011, and shares held by such affiliates are not included in this calculation.

          Number of shares of the Registrant's common stock, par value $0.001, outstanding as of February 29, 2012, was 139,782,742.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement for the Registrant's 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

BROADWIND ENERGY, INC.

FORM 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains "forward-looking statements"—that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as "anticipate," "believe," "expect," "intend," "will," "should," "may," "plan" and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Item 1A "Risk Factors" in Part I of this Annual Report on Form 10-K, that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Our forward-looking statements may include or relate to the following: (i) our plans to continue to grow our business through organic growth and integration of previous and future acquisitions; (ii) our beliefs with respect to the sufficiency of our liquidity and our plans to evaluate alternate sources of funding if necessary; (iii) our plans and assumptions, including estimated costs and saving opportunities, regarding our ongoing restructuring efforts designed to improve our financial performance; (iv) our expectations relating to state, local and federal regulatory frameworks affecting the wind energy industry, including the extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (v) our expectations relating to construction of new facilities, expansion and/or restructuring of existing facilities and sufficiency of our existing capacity to meet the demands of our customers and support expectations regarding our growth; (vi) our expectations with respect to our efforts to diversify our customer base and sector focus; (vii) our plans with respect to the use of proceeds from financing activities and our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (viii) our beliefs and expectations relating to the economy and the potential impact it may have on our business, including our customers; (ix) our beliefs regarding the state of the wind energy market and other energy and industrial markets generally; and (x) our expectations relating to the impact of pending securities litigation, the inquiry by the U.S. Securities and Exchange Commission, and environmental compliance matters. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

ITEM 1.    BUSINESS

        As used in this Annual Report on Form 10-K, the terms "we," "us," "our," "Broadwind," "Broadwind Energy," and the "Company" refer to Broadwind Energy, Inc., a Delaware incorporated company headquartered in Naperville, Illinois, and its wholly-owned subsidiaries. Dollars are presented in thousands unless otherwise stated.

Business Overview

        Broadwind provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the U.S. Our most significant presence is within the U.S. wind industry, although we have increasingly diversified into other industrial markets in order to improve our capacity utilization and reduce our exposure to uncertainty related to the extension or renewal of tax incentives and other favorable governmental policies currently supporting the U.S. wind industry. Our product and service portfolio provides our wind energy customers, including wind turbine manufacturers, wind farm developers and wind farm operators, with access to a broad array of component and service offerings. Outside of the wind market, we provide precision gearing and specialty weldments to a broad range of industrial customers for oil and gas, mining and other industrial applications.

        The market for new U.S. wind energy installations is affected by the following factors: (i) economic growth and the associated demand for new electricity generation, (ii) the cost of competing energy sources, primarily natural gas, (iii) federal and state-level wind development incentives, (iv) upgrades to existing transmission infrastructure and the proliferation of smart grid technology, and (v) improvements in wind energy cost competitiveness resulting from the maturation of technologies and services within the wind industry, including increased turbine efficiencies and improved focus on equipment maintenance and reliability.

        In 2011, approximately 73% of our sales were associated with new wind turbine manufacturing and installations and 7% were related to servicing the installed fleet of wind turbines. The remaining 20% of our sales primarily consisted of gearing and specialty weldments for industrial customers. During this time we continued to execute our diversification strategy for our operations, focusing on increasing sales to industrial customers within our Gearing segment. Of our total company backlog at the end of 2011, 16% represents industrial customer demand, which is up from 8% in 2010.

Segments

        In December 2009, we revised our reporting segment presentation into four reportable operating segments: Towers, Gearing, Technical and Engineering Services, and Logistics. Within our Logistics segment, we offered specialized transportation, permitting and logistics management to the wind industry for oversize and overweight machinery and equipment. In December 2010, our Board of Directors approved a plan to divest our Logistics business segment, and on March 4, 2011, we completed the disposition of our Logistics business to a third party purchaser. Consequently, this business unit is now reported as discontinued operations and we revised our segment presentation to include three reportable operating segments: Towers, Gearing and Services (previously Technical and Engineering Services). In conjunction with the preparation of our consolidated financial statements included in this Annual Report on Form 10-K, we have changed the name of our Towers segment to "Towers and Weldments" to better describe our offerings within this segment. All current and prior period financial results have been revised to reflect these changes. For additional financial information related to our segments, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 "Segment Reporting" in Item 15 in the notes to our consolidated financial statements for a discussion of summary financial information by segment.

        The following is a description of products and services offered in each segment:

Towers and Weldments

        The Towers and Weldments segment specializes in the production of wind turbine towers, and continues to diversify its customer base by expanding the portion of the business which fabricates specialty weldments for oil and gas, mining and other industrial applications. Our production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic energy and equipment manufacturing locations. We specialize in heavier "next generation" wind towers that are larger, more technically advanced towers, designed for two megawatt ("MW") and larger wind turbines. Since starting commercial production in 2005, we have produced approximately 1,100 towers for a wide variety of wind turbine manufacturers. The two facilities have a combined annual tower production capacity of approximately 500 towers, sufficient to support turbines generating more than 1,200 MW of power. However, pursuant to our diversification strategy, we are shifting a portion of this capacity to support an expansion of our specialty weldments business.

        Our towers are predominantly sold to wind turbine manufacturers who utilize our products in the assembly of wind turbines. Due to the customized nature of our products, they are generally sold through our direct sales force following an evaluation, qualification and testing period, which may occur over a number of months. We compete based on product performance, quality, price, location and available capacity.

        We are also applying our core competency in welding large structures to other industries, including the mining, heavy equipment and medical fields. We have production facilities to fabricate specialty weldments in Manitowoc, Wisconsin and Abilene, Texas, which provide large-scale sites, capacity and support equipment. Our capabilities include integrated blasting, cutting, beveling, rolling and welding capabilities. In addition, the Abilene facility offers the industry a large, modern blast booth and a large, modern paint booth.

Gearing

        We engineer, build and remanufacture precision gears and gearing systems for wind, oil and gas, and mining applications. We use an integrated manufacturing process, which includes machining processes in Cicero, Illinois, heat treatment in Neville Island, Pennsylvania, and a finishing process in a second Cicero factory. We have announced our intention to consolidate the operations of the two Cicero facilities into one of the existing facilities in 2012.

        In 2011, as demand for wind gearing decreased, we increased our sales force and shifted our focus to the manufacture of custom-engineered gearing systems and gearboxes for oil and gas, mining and other industrial customers. Although our wind gearing business serving gearbox manufacturers has declined, we anticipate growth in demand for replacement gearing on the existing installed wind turbine fleet. Due to the highly specialized nature of our gearing, it is generally sold through our direct sales force following an evaluation, qualifying, prototyping and testing period, which may occur over a number of months. We compete based on product performance, quality, price and available capacity. We have periodically entered into framework agreements under which we provide products to certain key customers over multi-year periods.

Services

        We offer a comprehensive range of services primarily to wind farm developers and operators. We specialize in non-routine blade and gearbox maintenance services for both kilowatt and megawatt turbines. We also offer comprehensive field services to the wind industry. We are increasingly focusing our efforts on the identification and/or development of product and service offerings which will improve the reliability and efficiency of wind turbines, and therefore enhance the economic benefits to our customers. We provide wind services across the U.S., with primary service locations in South Dakota and Texas. In February 2011, we put into operation our dedicated drivetrain service center in Abilene, Texas, which is focused on servicing the growing installed base of MW wind turbines as they come off warranty and to a limited extent, industrial gearboxes requiring precision repair and testing.

        Our Services business competes with a number of wind turbine manufacturers and independent service providers in a highly-fragmented but growing industry. Sales contacts are typically initiated through a small direct sales force, and through operating unit managers located in our service locations. Sales are generally made under individual purchase orders, although we may enter into blanket purchase orders with key customers.

Business and Operating Strategy

        We intend to capitalize on the wind energy market and growing oil and gas and mining market in North America by providing our products and components and customized services across the wind energy, other energy infrastructure and industrial markets.

        Our strategic objectives include the following:

  •
  Diversify our customer base.  In 2011, 76% of our sales were derived from five customers, driven by concentration of sales in a few large wind tower customers. We have expanded our sales force and centralized our commercial organization in support of expanding our customer base. We have targeted expansion of U.S. wind customers, as well as expansion into other energy and infrastructure sectors, including oil and gas, mining and construction. In 2011, we announced orders with three new tower customers, and a new customer relationship to manufacture specialty weldments in our Abilene, Texas facility.

  •
  Improve capacity utilization and profitability.  Tower and gear manufacturing and drivetrain remanufacturing all require significant capital investments. As a result of significant capital expenditures made in 2008 and 2009, we have manufacturing capacity available that will potentially allow us to significantly increase our annual revenues. We intend to improve our capacity utilization and financial results by using our existing platform of manufacturing capacity to continue to penetrate the North American wind market and further expand into other energy and infrastructure sectors. We have also undertaken certain restructuring efforts to reduce overhead and operating costs and increase the overall efficiency of our operations; although we do not believe these efforts will significantly affect our manufacturing capacity.

  •
  Improve production technology and operational efficiency.  We believe that the proper coordination and integration of the supply chain are key factors that enable high operating efficiencies, increased reliability and lower costs. Our manufacturing facilities include state-of-the-art equipment and lean processes to help enhance our operational efficiency and flexibility. The planned restructuring of our gearing facilities should further enhance operating efficiency in this segment. We plan to continue to pursue strategies to further optimize our production processes to generate increased output, leverage our scale and lower our costs while maintaining product quality.

  •
  Develop and grow our service businesses.  We believe that there is a significant opportunity to provide more comprehensive support to customers in the wind industry. Wind turbine components are initially serviced by wind turbine manufacturers under applicable warranties. We believe that, as the size of the installed base grows and ages, manufacturer warranties expire and the complexity and size of wind turbines increase, wind farm operators will increasingly seek independent service providers to maintain their assets. We intend to support our customers' service strategies, identify or develop new products and services which improve the efficiency of our customers' wind turbines, further develop our own service channels, and capture a share of the expanding service and aftermarket support business through relationships with wind turbine manufacturers, wind farm operators and independent service providers.

Restructuring Activities

        During the third quarter of 2011, we conducted a review of our business strategies and product plans given the outlook for the economy at large, the forecast for the industries we serve and our own business environment. As a result, we have begun to execute a restructuring plan to rationalize our facility capacity and our management structure, and to consolidate and increase the efficiencies of our operations.

        We have concluded that our manufacturing footprint and fixed cost base are too large and expensive for our medium-term needs. We are planning to reduce our facility footprint by approximately 30% through the sale and/or closure during the next fifteen months of facilities comprising a total of approximately 440,000 square feet. The most significant planned reductions relate to of one of our Cicero, Illinois gearing facilities and our non-operational Brandon, South Dakota tower manufacturing facility. We believe the remaining locations will be sufficient to support our Towers and Weldments, Gearing, Services and general corporate and administrative activities while allowing for growth for the next several years. These factors have required management to reassess its estimates of the fair value of some of our assets.

        We expect to incur restructuring costs associated with the restructuring plan totaling an estimated $13,600, of which $874 has been incurred through the end of 2011. Costs are expected to include approximately $5,200 in capital expenditures and $8,400 in expenses, of which approximately $4,000 is anticipated to be non-cash expenses and $4,400 is anticipated to be cash expenses. Net proceeds from associated asset sales, projected to be approximately $7,600, will be used to fund cash costs. We anticipate annual cost savings going forward of approximately $5,500 related to the restructuring.

COMPANY HISTORY

        We were incorporated in Nevada in 1996 as Blackfoot Enterprises Inc. ("Blackfoot"). In February 2006, Blackfoot completed a reverse shell transaction with Tower Tech Systems Inc. ("Tower Tech"), whereupon Blackfoot became a holding company for Tower Tech and subsequently changed its name to Tower Tech Holdings Inc. In 2008, Tower Tech Holdings Inc. reincorporated in Delaware and changed its name to Broadwind Energy, Inc. Through our October 2007 acquisitions of R.B.A. Inc. ("RBA") and Brad Foote Gear Works, Inc. ("Brad Foote"), and acquisitions of Energy Maintenance Services, LLC ("EMS") and Badger Transport Inc. ("Badger") in January and June of 2008, respectively, we expanded upon our core platform as a wind tower component manufacturer and established our gearing systems, industrial products, technical services, precision repair and engineering and logistics businesses. In December 2010, our Board of Directors approved a plan to divest our logistics business, Badger, which was sold to a third party purchaser on March 4, 2011, and is now treated as a discontinued operation. Effective February 1, 2011, EMS changed its name to Broadwind Services, LLC ("Broadwind Services"), and effective March 1, 2011, Tower Tech changed its name to Broadwind Towers, Inc. ("Broadwind Towers").

SALES AND MARKETING

        We market our towers, gearing and welding products and our maintenance services through our direct sales force. Our sales and marketing strategy is to develop and maintain long-term relationships with our energy and infrastructure sector customers and to offer an integrated suite of products and services to them. We believe this strategy best leverages our gearbox and blade knowledge and our core competency in specialty welding with customers. We believe this strategy also offers opportunities to cross-sell products and services across our platform of products. We also intend for our offerings to fulfill needs that our customers may consider non-core and do not desire to provide for within their organizations. Within the wind industry, our customer base consists of wind turbine manufacturers who supply end-users and wind farm developers with completed wind turbines, as well as wind farm developers and wind farm operators themselves. Within the oil and gas and mining industries, our customer base consists of manufacturers of hydraulic fracturing and mud pumps, mining equipment and off-highway vehicles. To support the efforts of our sales force, we utilize a number of marketing tactics to build our brand and position and promote our products and services. Our efforts include participation in industry conferences, media relations, use of social media channels, use of our website and other channels to connect with customers.

COMPETITION

        We do not believe that any competitors exist that have developed a suite of products and services for the North American wind industry similar to those offered by our businesses. However, each of our businesses faces competition from both domestic and international companies, and some of our customers maintain internal capabilities that compete with our offerings. Many of these competitors are larger and better capitalized than we are.

        For our Towers and Weldments segment, the largest North American based competitors are Trinity Industries and DMI Industries. Additionally, we face competition from a number of smaller tower producers, including Katana Summit and SIAG, as well as imports from a number of Asian tower manufacturers. On December 29, 2011, along with other U.S. based producers of wind towers, we asked the U.S. Department of Commerce and the International Trade Commission to conduct anti-dumping investigations of Chinese and Vietnamese imports of wind towers and a countervailing duty investigation into Chinese imports of wind towers.

        In our Gearing segment, which is focused on the oil and gas and mining markets, our key competitors include Overton Chicago Gear, Oerlikon Fairfield Drive Systems, Horsburgh & Scott, Milwaukee Gear and Philadelphia Gear (affiliated with Timken). In addition, we also compete with the internal gear manufacturing capacity of relevant equipment manufacturers. With the increased demand for oil and gas gearing capacity and increased mining demand, we are experiencing a significant resurgence of third party gearing demand. We also manufacture wind energy gear sets, but do not manufacture complete gearboxes for this segment. Wind gearbox manufacturers include Winergy (affiliated with Siemens), Bosch-Rexroth, Moventas and Hansen Transmissions (affiliated with ZF Friedrichshafen AG).

        The market for blade, drivetrain and field services in which our Services segment competes is highly fragmented, and includes original equipment manufacturers such as GE Services and Siemens, large-scale service providers such as enXco, and a number of independent service providers, including Outland Energy Services and UpWind Solutions.

ENVIRONMENTAL REGULATION AND COMPLIANCE

        Our operations are subject to numerous federal, state, and local environmental laws and regulations. While it is our objective to maintain compliance with these laws and regulations, it may not be possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future. Many of our facilities have a history of industrial operations and contaminants have been detected at some of our facilities. Refer to Item 3 "Legal Proceedings" for further discussion of environmental regulation and compliance.

BACKLOG

        We sell our towers and gearing under either long-term supply agreements or individual purchase orders, depending on the size and the duration of the purchase commitment. Some of these supply agreements are structured as framework agreements, pursuant to which customers commit to purchase a certain fixed quantity or share of their annual requirements from us, and we reserve a portion of our manufacturing capacity to meet these requirements. Under these framework agreements, we typically receive purchase orders on a monthly or other periodic basis based upon our customer's forecast of production volume levels. These long-term agreements have various terms, but generally range from several months to three years with some contracts carrying automatic renewal provisions. In recent years, the markets for wind towers and gearing capacity have generally shifted from multi-year framework agreements to individual purchase orders relating to specific projects scheduled for production within the following six to twelve months. In the future, we expect that our remaining multi-year agreements will expire, and that the mix of our business will continue to shift to shorter term project orders. As this trend continues, we anticipate our backlog will decrease, and we will likely experience greater month-to-month variations in backlog levels. For our Services segment, purchases are based either on individual purchase orders or longer-term operation and maintenance contracts. As of December 31, 2011, the dollar amount of our backlog believed to be firm under our supply agreements, purchase orders awarded and service contracts was approximately $200 million, of which $161 million is expected to be delivered during 2012. Beyond 2012, due to the structural change in order patterns, backlog is only expected to be reflective of six to twelve months of future sales.

SEASONALITY

        The majority of our business is not affected by seasonality. Within our Services segment, revenues can be negatively affected by weather related constraints, typically during portions of the first and fourth quarters of the year.

EMPLOYEES

        We had 833 employees at December 31, 2011, of which 683 were in manufacturing, service and field support related functions and 150 were in administrative functions. Approximately 23% of our employees are covered by two collective bargaining agreements with local unions in Cicero, Illinois and Neville Island, Pennsylvania. Collective bargaining agreements with our Neville Island and Cicero unions are scheduled to remain in effect through October 2012 and February 2014, respectively. We consider our union and employee relations to be satisfactory.

RAW MATERIALS

        The primary raw material used in the construction of wind towers and gearing products is steel in the form of steel plate, forgings and castings. Although we are generally responsible for procurement of the raw materials, in some cases our customers source and retain title to steel plate which we convert into finished wind towers.

        We operate a multiple supplier sourcing strategy and source our raw materials through various suppliers located throughout the U.S. and abroad. We do not generally have long-term supply agreements with our raw materials suppliers and closely match terms with those of our customers to limit our exposure to commodity price fluctuations. We believe that we will be able to obtain an adequate supply of steel and other raw materials to meet our manufacturing requirements, although from time to time we have faced shortages of specific grades of steel, which may limit our ability to meet customer demand and cause manufacturing inefficiencies.

QUALITY CONTROL

        We have a long-standing focus on processes for ensuring the manufacture of high-quality products. To achieve high standards of production and operational quality, we implement strict and extensive quality control and inspection throughout our production processes. We maintain internal quality controls over all core manufacturing processes and carry out quality assurance inspections at the completion of each major manufacturing step to ensure the quality of our products. The manufacturing process at our Gearing operation, for example, involves transforming forged steel into precision gears through gear cutting, heat treating, testing and finishing. We inspect and test raw materials before they enter the assembly process, re-test the raw materials after rough machining, test the functioning of gear teeth and cores after thermal treatment and accuracy test final outputs for product specifications. We believe our investment in industry-leading heat treatment, high precision machining, specialized grinding technologies and cutting-edge welding has contributed to our high product reliability and the consistent performance of our products under varying operating conditions. Our Gearing segment is ISO 9001:2008 certified. Our tower manufacturing plant in Manitowoc, Wisconsin has received ISO 9001:2010 certification, and our Abilene, Texas tower manufacturing plant is currently in the certification process.

CUSTOMERS

        We manufacture products for and provide services to a variety of customers in the wind energy, oil and gas, mining and other infrastructure industries. The majority of our wind industry customer base consists of wind turbine manufacturers, who supply wind farm operators and wind farm developers with completed wind turbines. In the other industrial sectors, we sell our products through our trained sales force or through manufacturers' representatives to a wide variety of customers. The wind turbine market is very concentrated. According to the American Wind Energy Association ("AWEA") 2011 industry data, the top ten wind turbine manufacturers constituted over 99% of the North American market. As a result, our concentration with a limited number of customers accounted for the majority of our revenues. Sales to each of Gamesa and General Electric represented an amount greater than 10% of our consolidated revenues for the year ended December 31, 2010; sales to each of Gamesa and Goldwind represented an amount greater than 10% of our consolidated revenues for the year ended December 31, 2011. The loss of one of these customers could have a material adverse effect on our business. As discussed as a component of our business strategies, we are seeking to diversify our customer base.

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

        Our most relevant internal metric to analyze our liquidity is operating working capital, which is comprised of accounts receivable and inventories, net of accounts payable and customer deposits. Our operating working capital at December 31, 2011 was $13,980, or 6% of trailing three months of sales annualized. This is an increase of $6,037 from December 31, 2010, when operating working capital was $7,943, or 4% of trailing three months of sales annualized. We anticipate our working capital needs to continue to grow in the future based on the transactional structural changes of raw material (steel) purchasing pursuant to orders for our Towers and Weldments segment, which remains our largest potential use of working capital.

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

        The recent global recession has had negative effects on demand for alternative sources of energy and consequently for many of our product and service offerings. Although some parts of the economy have resumed growth, there remains risk that this limited recovery may not be sustained, that the recovery may not include the industries or markets in which we conduct our business, or that the economy may revert to further contraction and corresponding uncertainty and volatility. Any deterioration in economic conditions could have a material adverse effect on our business in a number of ways, including lower sales and extended renewal cycles if there is a reduction in demand for wind energy, and such deterioration could have a material adverse effect on our liquidity, results of operations and financial condition.

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

        We supply products and services to wind turbine manufacturers and owners and operators of wind energy generation facilities. The U.S. wind industry is dependent in part upon federal tax incentives and state renewable portfolio standards and may not be economically viable in its current form absent such incentives. The federal government provides economic incentives to the owners of wind energy facilities, including a federal production tax credit, an investment tax credit and cash grant equal in value to the investment tax credit. The production tax credit was extended by the American Recovery and Reinvestment Act ("ARRA") in February 2009 and provides the owner of a qualifying wind energy facility placed in service before the end of 2012 with a ten-year tax credit against the owner's federal income tax obligations based on the amount of electricity generated by the qualifying wind energy facility and sold to unrelated third parties. Alternatively, wind project owners (i) may elect to receive an investment tax credit equal to 30% of the qualifying basis of facilities placed in service before the end of 2012 or (ii) for facilities placed in service in 2009 through 2011 (or, if construction began before the end of 2011, placed in service before the end of 2012), could have applied to receive a cash grant from the Department of Treasury, equal in value to the investment tax credit.

        These programs, many of which expire at the end of 2012, provide material incentives to develop wind energy generation facilities and thereby impact the demand for our manufactured products and services. The increased demand for our products and services that generally results from the credits and incentives has been impacted by the pending expiration of these programs at the end of 2012. Because of the long lead times necessary to develop wind energy projects, the failure of Congress to extend or renew these incentives beyond their current expiration dates in 2012 has already negatively impacted potential wind energy installations planned for 2013. The failure to immediately renew or extend these incentives will likely further delay the development of wind energy generation facilities and the demand for wind turbines, towers, gearing and related components. It is possible that these federal incentives will not be extended beyond their current expiration dates. Although we believe that the production tax credit may be renewed or extended in 2012 or 2013, the duration thereof and whether such extension or renewal will be retroactive is unclear. Moreover, we currently believe it is unlikely that the investment tax credit and cash grant program will be renewed or extended in 2012 or 2013. The continued delay or failure to extend or renew these or similar incentives in the future could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

        State renewable energy portfolio standards generally require or encourage state-regulated electric utilities to supply a certain proportion of electricity from renewable energy sources or devote a certain portion of their plant capacity to renewable energy generation. Typically, utilities comply with such standards by qualifying for renewable energy credits evidencing the share of electricity that was produced from renewable sources. Under many state standards, these renewable energy credits can be unbundled from their associated energy and traded in a market system, allowing generators with insufficient credits to meet their applicable state mandate. These standards have spurred significant growth in the wind energy industry and a corresponding increase in the demand for our manufactured products. Currently, the majority of states and the District of Colombia have renewable energy portfolio standards in place and certain states have voluntary utility commitments to supply a specific percentage of their electricity from renewable sources. The enactment of renewable energy portfolio standards in additional states or any changes to existing renewable energy portfolio standards (including changes due to the failure to renew or extend the federal incentives described above), or the enactment of a federal renewable energy portfolio standard or imposition of other greenhouse gas regulations, may impact the demand for our products and services. We cannot assure that government support for renewable energy will continue. The elimination of, or reduction in, state or federal government policies that support renewable energy could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

Our diversification outside of the wind energy market exposes us to business risks associated with the oil and gas and mining industries, among others, which may slow our growth or penetration in these markets.

        While we have some experience in the oil and gas and mining markets through our gearing and specialty weldments businesses, these industries have not been our primary focus. In further diversifying our business to serve these markets we will face competitors who may have more resources, longer operating histories and more well-established relationships than we do, and we may not be able to successfully or profitably generate additional business opportunities in these industries. Moreover, if we are able to successfully diversify into these markets our business may be exposed to risks associated with these industries, which could adversely affect our future earnings and growth. These risks include, among other things:

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

        Our operations are subject to a variety of environmental, health and safety laws and regulations in the jurisdictions in which we operate and sell products governing, among other things, health, safety, pollution and protection of the environment and natural resources, including the use, handling, transportation, and disposal of non-hazardous and hazardous materials and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil, product content, performance and packaging. We cannot guarantee that we have been or will at all times be in compliance with such laws and regulations. Failure to comply with these laws and regulations, obtain the necessary permits to operate our business, or comply with the terms and conditions of such permits may subject us to a variety of administrative, civil and criminal enforcement measures, including the imposition of civil and criminal sanctions, monetary fines and penalties, remedial obligations, and the issuance of compliance requirements limiting or preventing some or all of our operations.

        We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of currently and formerly owned, leased or operated properties, or properties to which hazardous substances or wastes were sent by current or former operators at our current or former facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. Many of our facilities have a history of industrial operations, and contaminants have been detected at some of our facilities. The presence of contamination from hazardous substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or use our properties as collateral for financing. We also could be held liable under third-party claims for property damage, natural resource damage, or personal injury and for penalties and other damages under such environmental laws and regulations, which could materially and adversely affect our business and results of operations.

        We are aware of an investigation commenced by the United States Attorney's Office, Northern District of Illinois, for potential violation of federal environmental laws. On February 15, 2011, pursuant to a search warrant, officials from the United States Environmental Protection Agency ("USEPA") entered and conducted a search of one of our facilities in Cicero, Illinois, in connection with the alleged improper disposal of industrial wastewater to the sewer. On or about February 11, 2011, in connection with the same matter, we received a grand jury subpoena requesting testimony and the production of certain documents relating to the facility's past compliance with certain environmental laws and regulations relating to the generation, discharge and disposal of wastewater from certain of our processes between 2004 and the present. On or about February 23, 2011, we received another grand jury subpoena relating to the same investigation, requesting testimony and the production of certain other documents relating to certain of the facility's employees, environmental and manufacturing processes, and disposal practices. We have produced e-mails, reports and correspondence as requested in response to these subpoenas. We have also voluntarily instituted corrective measures at the facility, including changes to our wastewater disposal practices. There can be no assurances that the conclusion of the investigation will not result in a determination that we have violated applicable environmental, health and safety laws and regulations. Any violations found, or any criminal or civil fines, penalties and/or other sanctions imposed could be substantial and materially and adversely affect us.

        The assertion of further claims relating to regulatory compliance, on or off-site contamination, natural resource damage, the discovery of previously unknown environmental liabilities, the imposition of criminal or civil fines or penalties, or the obligation to undertake investigation, remediation or monitoring activities could result in potentially significant costs and expenditures to address contamination or resolve claims or liabilities. Such costs and expenditures could have a material adverse effect on our business, financial condition, or results of operations.

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

        The wind turbine market in the U.S. is very concentrated, with ten manufacturers controlling in excess of 99% of the market. Like us, these customers were adversely affected by the recent downturn in the economy and the wind energy market, and we have seen, and may continue to see, a decrease in order volume from such customers. Historically, the majority of our revenues are highly concentrated with a limited number of customers. In 2011, two customers—Gamesa and Goldwind—each accounted for more than 10% of our consolidated revenues and our five largest customers accounted for 76% of our consolidated revenues. Our customers periodically have expressed their intent to scale back, delay or restructure existing customer agreements, which has led to reduced revenues from these customers and which may occur again in the future. As a result, our operating profits and gross margins have been negatively affected by a decline in production levels, which has created production volume inefficiencies in our operations and cost structures.

        Additionally, if our relationships with significant customers should change materially, it could be difficult for us to immediately and profitably replace lost sales in a market with such concentration, which would materially adversely affect our results. We could be adversely impacted by decreased customer demand for our products and services due to (1) the impact of current or future economic conditions on our customers, (2) our customers' loss of market share to competitors of theirs that do not use our products, and (3) our loss of market share with our customers. We could lose market share with our customers to competitors or to our customers themselves, should they decide to become more vertically integrated and produce our products or deliver the services we provide internally. Finally, most of our customers do not purchase all of our products and services, so if some of our customers gain market share, it could impact our mix of products and services among our segments.

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

  •
  if we are unable to deliver products to our customers in accordance with an agreed upon schedule we may become subject to liquidated damages provisions in our supply agreements for the period of time we are unable to produce finished products. Although the liquidated damages provisions are generally capped at certain levels, they can become significant and may have a negative impact on our liquidity and financial results;

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

We may have difficulty obtaining additional financing when needed or on acceptable terms and there can be no assurances that our operations will generate cash flows in an amount sufficient to enable us to pay our indebtedness.

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

        In 2011, approximately 73% of our revenue was derived through the sale of our products and services tied to new wind energy installations in the U.S. While we anticipate that economic conditions within the wind industry may be strong in the second and third quarters of 2012, we can provide no assurances that long-term improved market conditions within the wind industry will occur or that we will be able to capitalize on these opportunities. Moreover, the failure to immediately extend or renew the federal production tax credit or other federal incentive programs will likely have a material adverse impact on our wind energy business, results of operations, financial performance and future development efforts. A continued or prolonged economic slowdown in the wind industry or other unfavorable market factors could result in further revisions to our expectations with respect to future financial results and cash flows. In response to these conditions, we have made a strategic decision to diversify our business further into oil, gas, mining, and other industries, particularly within our gearing and specialty weldments businesses. While we have historically participated in these lines of business, there is no assurance that we will be able to grow our presence in these businesses at a rate sufficient to compensate for a potentially weaker wind energy market. Moreover, our participation in these markets may require additional investments in personnel, equipment and operational infrastructure. If we are unable to further penetrate these markets, our plans to diversify our operations may not be successful and our anticipated future growth may be adversely affected.

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

        We may not be able to utilize all of our net operating losses. To the extent available, we will use any net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. However, if we do not achieve profitability prior to their expiration, we will not be able to fully utilize our net operating losses to offset income. For financial statement presentation, all benefits associated with the loss carryforwards have been reserved. Section 382 of the Internal Revenue Code of 1986, as amended ("the IRC"), generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. Our ability to utilize net operating loss carryforwards and built-in losses may be limited, under this section or otherwise, by our issuance of common stock or by other changes in stock ownership. Upon completion of our analysis of IRC Section 382, we have determined that aggregate changes in our stock ownership have triggered an annual limitation of net operating loss carryforwards and built-in losses available for utilization. Although this event limits the amount of pre-ownership change date net operating losses and built-in losses we can utilize annually, it would not preclude us from fully utilizing our current carryforwards prior to their expiration. To the extent our use of net operating loss carryforwards and associated built-in losses is significantly limited in the future due to additional changes in stock ownership, our income could be subject to U.S.

corporate income tax earlier than it would if we were able to use net operating loss carryforwards and built-in losses without annual limitation, which could result in lower profits and the loss of benefits from these attributes.

Our future operating results and the market price of our common stock could be adversely affected if we are required to take additional write-downs to the carrying value of long-lived assets associated with any of our operating segments in the future.

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

        In the future, if our projected undiscounted cash flows associated with our operating segments do not exceed the carrying value of their net assets, we may be required to record additional write-downs of the carrying value of intangible assets or other long-lived assets associated with such operating segments and our operating results and the market price of our common stock may be materially adversely affected.

Disruptions in the supply of parts and raw materials, or changes in supplier relations, may negatively impact our operating results.

        We are dependent upon the supply of certain raw materials used in our production process, and these raw materials are exposed to price fluctuations on the open market. Raw material costs for items such as steel, the primary raw material used by us, have fluctuated significantly and may continue to fluctuate. To reduce price risk caused by market fluctuations, we have generally incorporated price adjustment clauses in our sales contracts. However, limitations on availability of raw materials or increases in the cost of raw materials (including steel), energy, transportation and other necessary services may impact our operating results if our manufacturing businesses are not able to fully pass on the costs associated with such increases to their respective customers. Alternatively, we will not realize material improvements from declines in steel prices as the terms of many of our contracts require that we pass through these cost savings to our customers.

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

        We have previously made significant capital investments in anticipation of rapid growth in the U.S. wind energy market. However, the growth in the U.S. wind energy market has not kept pace with the expectations we had when some of these capital investments were made, and there can be no assurance that the U.S. wind energy market will grow and develop in a manner consistent with our past expectations, or that we will be able to fill our idle capacity through the further diversification of our operations. The expansion of our internal manufacturing and service capabilities has required significant up-front fixed costs. If market demand for our products and services does not increase at the pace we have anticipated and align with our expanded manufacturing capacity, we may be unable to offset these costs and to achieve economies of scale, and our operating results may continue to be adversely affected as a result of high fixed costs, reduced margins and underutilization of capacity. In light of these considerations, we may be forced to temporarily idle existing capacity or sell to third parties manufacturing capacity that we cannot utilize in the near term. Alternatively, if we experience rapid demand for our products and services in excess of our estimates, or we have reduced our manufacturing capacity, our installed capital equipment and existing workforce may be insufficient to support higher production volumes, which could harm our customer relationships and overall reputation. In addition, we may not be able to expand our workforce and operations in a timely manner, procure adequate resources, or locate suitable third-party suppliers, to respond effectively to changes in demand for our existing products and services or to the demand for new products and services requested by our customers, and our business could be adversely affected. Our ability to meet such excess customer demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.

If our estimates for warranty expenses differ materially from actual claims made, or if we are unable to reasonably estimate future warranty expense for our products and services, our business and financial results could be negatively affected.

        We provide warranty terms generally ranging between one and seven years to our tower, gearing and services customers depending upon the specific product or service and terms of the customer agreement. We reserve for warranty claims based on industry experience and estimates made by management based upon a percentage of our sales revenues related to such products or services. From time to time, customers have submitted warranty claims to us. However, we have a limited history on which to base our warranty estimates for certain products that we manufacture and services that we provide. Our assumptions could be materially different from the actual performance of our products in the future and could exceed the levels against which we have reserved. In some instances our customers have interpreted the scope and coverage of certain of our warranty provisions differently from our interpretation of such provisions. The expenses associated with remediation activities in the wind energy industry can be substantial, and if we are required to pay such costs in connection with a customer's warranty claim we could be subject to additional unplanned cash expenditures. If our estimates prove materially incorrect, or if we are required to cover remediation expenses in addition to our regular warranty coverage, we could be required to incur additional expenses and could face a material unplanned cash expenditure, which could harm our financial and operating results.

Trade restrictions may present barriers to entry in certain international markets.

        Restrictions on trade with certain international markets could affect our ability to expand into those markets. In addition, the existence of government subsidies available to our competitors in certain countries may affect our ability to compete on a price basis.

We may be unable to keep pace with rapidly changing technology in wind turbine component and other industrial manufacturing.

        The global market for wind turbines, as well as for other industrial components we manufacture, is rapidly evolving technologically. Our component manufacturing equipment and technology may not be suited for future generations of products being developed by wind turbine companies. For example, some wind turbine manufacturers are using wind turbine towers made from concrete instead of steel. Other wind turbine designs have reduced the use of gearing or eliminated the gearbox entirely through the use of direct or compact drive technologies. To maintain a successful business in our field, we must keep pace with technological developments and changing standards of our customers and potential customers and meet their constantly evolving demands. If we fail to adequately respond to the technological changes in our industry, or are not suited to provide components for new types of wind turbines, our net worth, financial condition and operating results may be adversely affected.

We rely on unionized labor, the loss of which could adversely affect our future success.

        We are dependent on the services of unionized labor and have collective bargaining agreements with certain of our operations workforce at our Cicero, Illinois and Neville Island, Pennsylvania gearing facilities. The loss of the services of these and other personnel, whether through terminations, attrition, labor strike, or otherwise, or a material change in our collective bargaining agreements, could have a material adverse impact on us and our future profitability. Collective bargaining agreements have been ratified by collective bargaining units in place at our Cicero and Neville Island facilities and expire in February 2014 and October 2012, respectively. As of December 31, 2011, our collective bargaining units represented approximately 23% of our workforce.

We need to hire additional qualified personnel, including management personnel, and the loss of our key personnel could harm our business.

        Our future success will depend largely on the skills, efforts and motivation of our executive officers and other key personnel. Our success also depends, in large part, upon our ability to attract and retain highly qualified management and key personnel throughout our organization. During the remainder of 2012, we will likely need to hire additional personnel, including management, engineering and sales personnel, to fill in our organization. We face competition in the attraction and retention of personnel who possess the skill sets that we seek. In addition, key personnel may leave our company and subsequently compete against us. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business, results of operations, or financial condition.

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

        Tontine Capital Management, L.L.C. ("TCM"), Tontine Capital Overseas GP, L.L.C. ("TCO"), Tontine Management, L.L.C. ("TM"), Tontine Overseas Associates, L.L.C. ("TOA"), Tontine Capital Overseas Master Fund II, L.P. ("TCP II"), Tontine Assets Associates, L.L.C. ("TAA"), Tontine Power Partners, L.P. ("TPP") and Tontine Associates, L.L.C. ("TA", and collectively with TCM, TCO, TM, TOA, TCP II, TAA and TPP and their affiliates, "Tontine") owns approximately 12.7% of our outstanding common stock. Although Tontine currently does not have any representatives on our Board of Directors, Tontine has, and for so long as they hold at least 10% of our then issued and outstanding common stock will continue to have, the right to designate two individuals on our Board of Directors pursuant to a Securities Purchase Agreement entered into with Broadwind in August 2007. As a result, Tontine may have the ability to significantly influence our policies, business and affairs, and the outcome of any corporate transaction or other matter, including mergers, consolidations and the sale of all, or substantially all, of our assets. Tontine's significant ownership level may have the effect of delaying, deterring or preventing a change in control that otherwise could result in a premium in the price of our common stock. In addition, the actions of Tontine may have the effect of influencing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

        In addition, Special Situations Fund III QP, L.P. ("SSFQP"), Special Situations Cayman Fund, L.P. ("SSF Cayman"), Special Situations Technology Fund, L.P. ("SSFTF"), and Special Situations Technology Fund II, L.P. ("SSFTF II," and collectively with SSFQP, SSF Cayman, and SSFTF and their affiliates, "SSF"), owns approximately 22% of our outstanding common stock. As a result of such ownership, SSF may be able to influence certain matters which are subject to stockholder action.

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

        From time to time, we are subject to litigation and other legal and regulatory proceedings relating to our business. We are currently defendants in a number of litigation matters and the subject of an investigation by the SEC as further described under the heading "Legal Proceedings" in this report. No assurances can be given that the results of these or new matters will be favorable to us. An adverse resolution of lawsuits, investigations or arbitrations could have a material adverse effect on our financial condition and results of operations. Defending ourselves in these matters may be time-consuming, expensive and disruptive to normal business operations and may result in significant expense and a diversion of management's time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Additionally, any amount that we may be required to pay to satisfy a judgment or settlement may not be covered by insurance. Under our charter and the indemnification agreements that we have entered into with our officers, directors and certain third parties, we are required to indemnify and advance expenses to them in connection with their participation in certain proceedings. There can be no assurance that any of these payments will not be material.

We cannot insure against all potential risks and may have difficulty insuring our business activities or become subject to increased insurance premiums.

        Our business is subject to a number of risks, including inherent risks associated with manufacturing and service and construction support for wind turbines. To mitigate the risks associated with our business, we have obtained various insurance policies. However, our insurance policies have high deductibles in certain instances and do not cover losses as a result of certain events. In addition, our insurance policies are subject to annual review by our insurers and these policies may not be renewed at all or on similar or favorable terms. If we were to incur a significant uninsured loss or a loss in excess of the limits of our insurance policies, the results could have a material adverse effect on our business, financial condition and results of operations.

We may fail to meet continued listing requirements with NASDAQ.

        We must comply with numerous NASDAQ Marketplace rules in order to maintain the listing of our common stock, which includes maintaining a minimum closing bid price of at least $1.00 per share for our common stock. On September 19, 2011, we received a notification letter from NASDAQ advising us that for 30 consecutive trading days preceding the date of the notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on the NASDAQ Global Select Market pursuant to NASDAQ's minimum bid price rule. The notice has no effect on the listing of our common stock at this time and our common stock will continue to trade on the NASDAQ under the symbol "BWEN". The notice also stated that we will be provided 180 calendar days, or until March 19, 2012, to regain compliance with the minimum bid price rule. In December 2011, we changed the listing of our common stock from the NASDAQ Global Select Market to the NASDAQ Capital Market. In February 2012, we requested from the NASDAQ Capital Market an additional 180 day period to regain compliance with the minimum bid price rule. Provided that we meet all applicable standards for initial listing on the NASDAQ Capital Market (with the exception of the minimum bid price rule), we believe we will be granted an additional 180 calendar days, or until September 15, 2012, to regain compliance. To regain compliance with the minimum bid price rule, the bid price of our common stock must close at or above $1.00 per share for a minimum of ten consecutive trading days. If compliance with the minimum bid price rule cannot be demonstrated by September 15, 2012, or, if we do not receive the 180 calendar day compliance period extension, NASDAQ will provide a written notification to us that our common stock is subject to delisting.

        We intend to continue to monitor the bid price for our common stock. If our common stock does not trade at a level that is likely to regain compliance with the NASDAQ requirements, our Board of Directors will consider other options that may be available to achieve compliance, including, but not limited to, seeking implementation of a reverse stock split, which would require approval of our stockholders. There can be no assurance that we would be successful in obtaining the approvals necessary to effect a reverse stock split or that, following any reverse stock split, the per share price of our common stock would remain above $1.00 per share. If we are unable to regain compliance, our common stock will be delisted by NASDAQ. If we were to be delisted from NASDAQ, our common stock could be subject to "penny stock" rules which could negatively impact our liquidity and our stockholders' ability to sell their shares.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters is located in Naperville, Illinois, which is a suburb located west of Chicago, Illinois. In addition, our subsidiaries own or lease operating facilities, which are presented by operating segment as follows:

Operating Segment and Facility Type	Location	Owned/ Leased	Approximate Square Footage
Towers and Weldments
Tower Manufacturing	Manitowoc, WI	Leased	200,000
Tower Manufacturing	Abilene, TX	Owned	146,000
Tower Manufacturing	Brandon, SD(1)	Owned	146,000
Specialty Structures	Manitowoc, WI	Leased	45,000
Specialty Structures	Clintonville, WI	Owned	63,000
Gearing
Gearing System Manufacturing—Finishing	Cicero, IL	Owned	149,000
Gearing System Manufacturing—Machining	Cicero, IL	Leased	301,000
Gearing System Manufacturing—Heat Treatment	Neville Island, PA	Owned	70,000
Services
Service and Maintenance	Gary, SD	Leased	25,000
Service and Maintenance	Abilene, TX	Leased	297,000
Service and Maintenance	Howard, SD	Owned	25,000
Service and Maintenance	Tehachapi, CA(2)	Leased	5,000
Corporate
Administrative	Naperville, IL	Leased	6,800

(1)
Construction of the tower manufacturing facility located in Brandon, South Dakota was completed in the first quarter of 2010. During the fourth quarter of 2010, we determined that it would be difficult or impossible to operate this facility in a profitable or cost-effective manner, and we recorded a corresponding impairment charge of $13.3 million related to this facility. In addition, during the third quarter of 2011, we determined that this facility should be sold, and as a result reclassified the land, building and fixtures valued at $8,000 from Property and Equipment to Assets Held for Sale.

(2)
In the first quarter of 2012 we elected to terminate our lease for the property in Tehachapi, California.

        We consider that our facilities are in good condition and are adequate for our present and future needs.

ITEM 3.    LEGAL PROCEEDINGS

Shareholder Lawsuits

        On February 11, 2011, a putative class action was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company and certain of its current or former officers and directors. The lawsuit is purportedly brought on behalf of purchasers of the Company's common stock between March 17, 2009 and August 9, 2010. A lead plaintiff has been appointed and an amended complaint was filed on September 13, 2011. The amended complaint names as additional defendants certain of the Company's current and former directors, certain Tontine entities, and Jeffrey Gendell, a principal of Tontine. The complaint seeks to allege that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and/or Section 20(a) of the Exchange Act by issuing or causing to be issued a series of allegedly false and/or misleading statements concerning the Company's financial results, operations, and prospects, including with respect to the January 2010 secondary public offering of the Company's common stock. The plaintiffs allege that the Company's statements were false and misleading because, among other things, the Company's reported financial results during the class period allegedly violated generally accepted accounting principles because they failed to reflect the impairment of goodwill and other intangible assets, and the Company allegedly failed to disclose known trends and other information regarding certain customer relationships at Brad Foote. In support of their claims, the plaintiffs rely in part upon six alleged confidential informants, all of whom are alleged to be former employees of the Company. The Company's motion to dismiss was filed on November 18, 2011, and is now fully briefed and awaiting a ruling. Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division against certain of the Company's current and former officers and directors, and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the January 2010 secondary public offering of the Company's common stock. One of the lawsuits also alleges that certain directors violated Section 14(a) of the Exchange Act in connection with the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders. Two of the matters pending in the federal court have been consolidated and the Company filed a motion to dismiss these matters on September 19, 2011, and is now fully briefed and awaiting a ruling. The Company has received a request from the Tontine defendants for indemnification in the derivative suits and the class action lawsuit and may receive additional requests for indemnification from Tontine and/or Mr. Gendell pursuant to various agreements related to shares owned by Tontine. The Company maintains directors and officers liability insurance; however, the costs of indemnification for Mr. Gendell and/or Tontine would not be covered by any Company insurance policy. Because of the preliminary nature of these lawsuits, the Company is not able to estimate a loss or range of loss, if any, that may be incurred in connection with this matter at this time.

SEC Inquiry

        In August 2011, the Company received a subpoena from the SEC seeking documents and other records related to certain accounting practices at Brad Foote. The subpoena was issued in connection with an informal inquiry that the Company received from the SEC in November 2010 arising out of a whistleblower complaint received by the SEC related to revenue recognition, cost accounting and intangible and fixed asset valuations at Brad Foote. The Company has been voluntarily providing information to the SEC as a part of that inquiry and is in the process of responding to the subpoena with respect to the outstanding requests. The Company cannot currently predict the outcome of this investigation. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations. No estimate regarding the loss or range of loss, if any, that may be incurred in connection with this matter is possible at this time.

Environmental

        The Company is aware of an investigation commenced by the United States Attorney's Office, Northern District of Illinois, for potential violation of federal environmental laws. On February 15, 2011, pursuant to a search warrant, officials from the USEPA entered and conducted a search of one of Brad Foote's facilities in Cicero, Illinois, in connection with the alleged improper disposal of industrial wastewater to the sewer. Also on or about February 11, 2011, in connection with the same matter, the Company received a grand jury subpoena requesting testimony and the production of certain documents relating to the facility's past compliance with certain environmental laws and regulations relating to the generation, discharge and disposal of wastewater from certain of its processes between 2004 and the present. On or about February 23, 2011, the Company received another grand jury subpoena relating to the same investigation, requesting testimony and the production of certain other documents relating to certain of the facility's employees, environmental and manufacturing processes, and disposal practices. The Company has produced e-mails, reports and correspondence as requested in response to these subpoenas. The Company has also voluntarily instituted corrective measures at the facility, including changes to its wastewater disposal practices. There can be no assurances that the conclusion of the investigation will not result in a determination that the Company has violated applicable environmental, health and safety laws and regulations. Any violations found, or any criminal or civil fines, penalties and/or other sanctions imposed could be substantial and materially and adversely affect the Company. The Company had recorded a liability of $675 at December 31, 2010, which represented the low end of its estimate of remediation-related costs and expenses; as of December 31, 2011, those initial costs have been incurred, and additional costs have been expensed as incurred. No additional remediation related expenses are anticipated or have been accrued; however, the outcome of the investigation, the liability in connection therewith, and the impact on the Company's operations cannot be predicted at this time. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations. No estimate regarding the loss or range of loss, if any, that may be incurred in connection with this matter is possible at this time.

Other

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The following table sets forth the high and low bid prices of our common stock traded on the NASDAQ Global Select Market. In December 2011, we changed the listing of our common stock from the NASDAQ Global Select Market to the NASDAQ Capital Market.

	Common Stock
	High	Low
2011
First quarter	$2.52	$1.21
Second quarter	1.94	1.26
Third quarter	1.53	0.29
Fourth quarter	0.92	0.26
	High	Low
2010
First quarter	$8.47	$4.05
Second quarter	4.57	2.15
Third quarter	3.83	1.42
Fourth quarter	2.42	1.59

        The closing price for our common stock as of February 29, 2012 was $0.63. As of February 29, 2012, there were 107 holders of record of our common stock.

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

        The following graph compares cumulative shareholder returns for our common stock as compared with the S&P 500 and the Clean Edge Global Wind Energy Index for the period from April 9, 2009 (the date our common stock began trading on the NASDAQ) to December 31, 2011. The graph assumes an investment of $100 as of April 9, 2009 and that dividends were reinvested.

Repurchases

        We did not engage in any repurchases of our common stock during the fourth quarter of the year ended December 31, 2011.

Unregistered Sales of Equity Securities

        There were no unregistered sales of equity securities during the fourth quarter or for the year ended December 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

        See Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K for information as of December 31, 2011 with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our selected statement of continuing operations data set forth below for each of the years ended December 31, 2011, 2010, 2009, 2008 and 2007, and the balance sheet data as of December 31, 2011, 2010, 2009, 2008 and 2007, are derived from our consolidated financial statements. The selected statement of continuing operations data excludes the results of our Badger subsidiary, which is now reported as a discontinued operation.

(In thousands, except per share data)

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Selected Statement of Operations Data
Revenues	$185,854	$136,896	$184,798	$207,349	$29,804
Gross profit (loss)	7,187	1,946	11,904	31,696	3,939
Gross profit (loss) percentage	3.9%	1.4%	6.4%	15.3%	13.2%
Impairment charges	$—	$40,777	$82,211	$2,409	$—
Intangible amortization	859	2,992	9,524	10,645	1,750
Operating loss	(20,429)	(69,227)	(112,253)	(21,874)	(3,535)
Loss from continuing operations	(20,742)	(69,753)	(107,026)	(25,278)	(3,362)
Net loss per share—basic and diluted:
Loss from continuing operations	(0.18)	(0.66)	(1.11)	(0.28)	(0.07)
Cash dividends per common share	—	—	—	—	—
	As of December 31,
	2011	2010	2009	2008	2007
Selected Balance Sheet Data
Assets:
Property and equipment, net	$87,766	$106,317	$129,619	$136,133	$58,890
Total assets	172,891	183,506	231,488	380,609	205,818
Liabilities:
Total long-term debt, net of current maturities	4,797	9,671	13,396	24,397	17,620
Total stockholders' equity	117,859	126,196	155,595	262,156	124,536
	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Selected Other Data—Non GAAP Financial Measures
Adjusted EBITDA(1)	$(2,129)	$(9,210)	$2,004	$2,420	$103
Adjusted EBITDA margin percentage(2)	(1.1)%	(6.7)%	1.1%	1.2%	0.3%

(1)
For any period, earnings from continuing operations before interest, taxes, depreciation, amortization, restructuring and share-based payments ("Adjusted EBITDA") are calculated as presented below. We believe that Adjusted EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense because a significant portion of the purchase price of our acquired businesses is generally allocated to depreciable fixed assets and long-lived assets, which primarily consist of goodwill and amortizable intangible assets. Please note that Adjusted EBITDA should not be considered an alternative to, nor is there any implication that Adjusted EBITDA is more meaningful than, any measure of performance or liquidity promulgated under accounting principles generally accepted in the U.S. ("GAAP"). Additionally, the calculation of Adjusted EBITDA excludes the effect of any goodwill, intangible and long-lived asset impairment charges.

(2)
Adjusted EBITDA margin percentage is equal to Adjusted EBITDA divided by total revenue.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Loss from continuing operations	$(20,742)	$(69,753)	$(107,026)	$(25,278)	$(3,362)
Provision (benefit) for income taxes	68	(160)	(947)	1,096	(1,039)
Interest expense, net	1,117	1,172	2,174	2,104	839
Impairment charges	—	40,777	82,211	2,409	—
Depreciation and amortization	14,534	16,463	22,696	20,090	3,523
Restructuring	869	—	—	—	—
Share-based compensation and other stock payments	2,025	2,291	2,896	1,999	142

Adjusted EBITDA	$(2,129)	$(9,210)	$2,004	$2,420	$103

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

(Dollars are presented in thousands unless otherwise stated)

Business Overview

        Broadwind provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the U.S. Our most significant presence is within the U.S. wind industry, although we have increasingly diversified into other industrial markets in order to improve our capacity utilization and reduce our exposure to uncertainty related to the extension or renewal of tax incentives and other favorable policies currently supporting the U.S. wind industry. Our product and service portfolio provides our wind energy customers, including wind turbine manufacturers, wind farm developers and wind farm operators, with access to a broad array of component and service offerings. Outside of the wind market, we provide precision gearing and specialty weldments to a broad range of industrial customers for oil and gas, mining and other industrial applications.

        The market for new U.S. wind energy installations is affected by the following factors: (i) economic growth and the associated demand for new electricity generation, (ii) the cost of competing alternatives to conventional energy sources, primarily natural gas, (iii) federal and state-level wind development incentives, (iv) upgrades to existing transmission infrastructure and the proliferation of smart grid technology, and (v) improvements in wind energy cost competitiveness resulting from the maturation of technologies and services within the wind industry, including increased turbine efficiencies, and improved focus on equipment maintenance and reliability.

        In 2011, approximately 73% of our sales were associated with new wind turbine manufacturing and installations and 7% were related to servicing the installed fleet of wind turbines. The remaining 20% of our sales primarily consisted of gearing and specialty weldments for industrial customers. During this time we continued to execute our diversification strategy for our operations focusing on increasing sales to industrial customers within our Gearing segment. Of our total company backlog at the end of 2011, 16% represents industrial customer demand, which is up from 8% in 2010.

        While we believe that we will continue to have sufficient cash flows to operate our business and meet our financial debt covenants, there can be no assurances that our operations will generate sufficient cash or that credit facilities will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If assumptions regarding our restructuring efforts (which are described in greater detail below), sales and subsequent collections from several of our large customers, as well as revenues generated from new customer orders, are not materially consistent with management's expectations, we may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to us, which could affect our overall operations. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require financial covenants or other restrictions. Additionally, we have a limited number of shares of common stock authorized for issuance under our certificate of incorporation following our recent common stock offering. As such, our ability to raise capital through future equity issuances may be restricted unless we increase the number of authorized shares of common stock, which would require the approval of a majority of the holders of our outstanding shares.

        During the third quarter of 2011, we conducted a review of our business strategies and product plans given the outlook for the economy at large, the forecast for the industries we serve, and our own business environment. As a result, we have begun to execute a restructuring plan to rationalize our facility capacity and our management structure, and to consolidate and increase the efficiencies of our operations.

        We have concluded that our manufacturing footprint and fixed cost base are too large and expensive for our medium-term needs. We are planning to reduce our facility footprint by approximately 30% through the sale and/or closure during the next fifteen months of facilities comprising a total of approximately 440,000 square feet. The most significant planned reductions consist of one of our Cicero, Illinois gearing facilities and our non-operational Brandon, South Dakota tower manufacturing facility. We believe the remaining locations will be sufficient to support our Towers and Weldments, Gearing, Services and general corporate and administrative activities while allowing for growth for the next several years. These factors have required management to reassess its estimates of the fair value of some of our reportable segments and could result in further review of our intangible assets and fixed assets.

        We expect to incur restructuring costs associated with the restructuring plan totaling an estimated $13,600, of which $874 has been incurred through the end of 2011. Costs are expected to include approximately $5,200 in capital expenditures and $8,400 in expenses, of which approximately $4,000 is anticipated to be non-cash expenses and $4,400 is anticipated to be cash expenses. Net proceeds from associated asset sales, projected to be approximately $7,600, will be used to fund cash costs. We anticipate annual savings going forward of approximately $5,500 related to the restructuring.

        In connection with our December 2010 decision to divest our Badger Transport, Inc. subsidiary ("Badger"), which formerly comprised our Logistics segment, we classified Badger as a discontinued operation. The assets and liabilities of Badger were classified as "Assets held for sale" and "Liabilities held for sale" in our Consolidated Balance Sheet as of December 31, 2010. In connection with the reclassification to assets held for sale, in 2010 we recorded an impairment charge of $10,020 to write down the assets to their net realizable value. The impairment charge was included in "Loss from Discontinued Operations" in our Consolidated Statement of Operations for the year ended December 31, 2010.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2011 compared to the year ended December 31, 2010.

	For the Year Ended December 31,
					2011 vs. 2010
		% of Total Revenue		% of Total Revenue
	2011		2010		$ Change	% Change
Revenues	$185,854	100.0%	$136,896	100.0%	$48,958	35.8%
Cost of sales	178,536	96.1%	134,950	98.6%	43,586	32.3%
Restructuring costs	131	0.1%	—	0.0%	131	100.0%

Gross profit	7,187	3.8%	1,946	1.4%	5,241	269.3%
Operating expenses
Selling, general and administrative expenses	26,316	14.2%	27,404	20.0%	(1,088)	(4.0)%
Impairment charges	—	0.0%	40,777	29.8%	(40,777)	(100.0)%
Intangible amortization	859	0.5%	2,992	2.2%	(2,133)	(71.3)%
Restructuring costs	441	0.2%	—	0.0%	441	100.0%

Total operating expenses	27,616	14.9%	71,173	52.0%	(43,557)	(61.2)%

Operating loss	(20,429)	(11.1)%	(69,227)	(50.6)%	48,798	70.5%
Other (expense) income
Interest expense, net	(1,117)	(0.6)%	(1,172)	(0.9)%	55	4.7%
Other, net	1,169	0.6%	486	0.4%	683	140.5%
Restructuring costs	(297)	(0.1)%	—	0.0%	(297)	(100.0)%

Total other (expense) income, net	(245)	(0.1)%	(686)	(0.5)%	441	64.3%

Net loss from continuing operations before provision (benefit) for income taxes	(20,674)	(11.2)%	(69,913)	(51.1)%	49,239	70.4%
Provision (benefit) for income taxes	68	0.0%	(160)	(0.1)%	228	142.5%

Loss from continuing operations	(20,742)	(11.2)%	(69,753)	(51.0)%	49,011	70.3%
Loss from discontinued operations, net of tax	(1,206)	(0.6)%	(15,422)	(11.3)%	14,216	92.2%

Net loss	$(21,948)	(11.8)%	$(85,175)	(62.3)%	$63,227	74.2%

Consolidated

        Total revenues increased $48,958 or 36%, from $136,896 during the year ended December 31, 2010, to $185,854 during the year ended December 31, 2011. The increase in revenues was primarily attributable to a 54%, or $40,776, increase in our Towers and Weldments segment revenue due to increased customer demand and improved capacity utilization. Our Gearing segment total revenues increased by 11% as increases in industrial gearing revenue more than offset the declines in wind revenue, consistent with our focus on diversifying our business. Revenues in our Services segment increased by 35% due to increased blade services to our two largest customers, as well as the initial sales of gearboxes and loose gearing in connection with our Abilene, Texas drivetrain service center facility which opened in February 2011.

        Total gross profit increased $5,241 or 269%, from $1,946 for the year ended December 31, 2010 to $7,187 for the year ended December 31, 2011. The gross margin percentage rose from 1.4% in 2010 to 3.8% in 2011. The improvement was primarily attributable to increased tower and gearing sales volumes and a higher margin mix of gearing sales. Partly offsetting the increase were the impact of more competitive pricing within Towers and Weldments, and higher facility costs within Services due to the start-up of our Abilene drivetrain service center facility which operated at a low utilization level during 2011.

        Selling, general and administrative expenses decreased from $27,404 during the year ended December 31, 2010, to $26,316 during the year ended December 31, 2011, as a reduction in employee compensation costs was partially offset by $1,839 in increased legal costs.

        We review our goodwill balances for impairment on at least an annual basis and review our intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the asset's carrying value amount may not be recoverable. During the second quarter of 2010 we identified a triggering event associated with the continued deterioration in the financial performance within our Services segment. This triggering event required a revision of our projection of future operating results and cash flows for this segment in light of the continued economic weakness in the wind energy industry. We performed our review of goodwill based on the carrying value of these assets as of June 30, 2010, and the estimate of fair value for each of our operating segments was based primarily on projected future results, cash flows and other assumptions. As a result of this review, we recorded a goodwill impairment charge of $4,561 at June 30, 2010 in our Services segment. During the fourth quarter of 2010, we identified triggering events associated with our current period operating losses, our history of continued operating losses and our revised projections of operating results and cash flows developed as part of the strategic planning process. As a result, our review of other long-lived assets indicated that the carrying values of customer relationships, trade name and property and equipment within our Services segment were also impaired. Accordingly, we recorded an impairment charge during the fourth quarter of $22,890. In addition, following our strategic planning meetings that took place in the fourth quarter 2010, we determined that our Brandon, South Dakota tower manufacturing facility was impaired and recorded an impairment charge to fixed assets of $13,326. During 2011, we identified triggering events associated with our current period operating losses combined with our history of continued operating losses. As a result, we evaluated the recoverability of certain of our identifiable intangible assets and certain property and equipment assets. We did not record any corresponding impairment in 2011.

        Intangible amortization expense decreased from $2,992 during the year ended December 31, 2010, to $859 during the year ended December 31, 2011. The decrease was due to a lower asset base because of the impairment charges noted above.

        We recorded restructuring costs of $441 in selling, general and administrative expenses in 2011, primarily due to the closure of our European sales office and subsidiary. We also recorded $297 in other restructuring costs related primarily to losses on the sale of surplus equipment.

        Total other income, net, was an expense of $686 during the year ended December 31, 2010, compared to other expense, net, of $245 during the year ended December 31, 2011. The net improvement was a result of increased grant income associated with local economic development initiatives partially offset by the restructuring costs mentioned above.

        During the year ended December 31, 2010, we reported a benefit for income taxes of $160, compared to a provision for income taxes of $68 during the year ended December 31, 2011. The decrease in income tax benefit and increase in income tax provision for 2011 compared to 2010 was primarily attributable to the accrual of state income taxes in 2011 and the one-time reduction of deferred income tax liabilities in connection with reversal of naked tax credits during 2010.

        Net loss from continuing operations decreased from $69,753 during the year ended December 31, 2010, to $20,742 during the year ended December 31, 2011, primarily as a result of the factors as described above.

        Net loss from discontinued operations, net of tax was $15,422 during the year ended December 31, 2010, compared to $1,206 during the year ended December 31, 2011. The 2010 loss included impairment charges of $10,020.

        Net loss decreased from $85,175 during the year ended December 31, 2010, to $21,948 during the year ended December 31, 2011, primarily as a result of the factors as described above.

Towers and Weldments Segment

        The following table summarizes the Towers and Weldments segment operating results for the years ended December 31, 2011 and 2010:

	Twelve Months Ended December 31,
	2011	2010
Revenues	$116,926	$76,150
Impairment charges	—	13,326
Operating income (loss)	5,187	(11,436)
Operating margin	4.4%	(15.0)%

        Towers and Weldments segment revenues increased by $40,776, from $76,150 during the year ended December 31, 2010, to $116,926 during the year ended December 31, 2011. The increase in revenues is attributable to a 43% increase in tower sections produced during 2011 versus 2010. The increase in volume also increased the MW's sold, with 593 MW's sold during the year ended December 31, 2011, versus 518 MW's sold during the year ended December 31, 2010.

        Towers and Weldments segment operating income improved by $16,623 from a loss of $11,436 during the year ended December 31, 2010, to operating income of $5,187 during the year ended December 31, 2011. Excluding a one-time impairment charge in 2010 of $13,326, operating income for the year would have improved by $3,297 compared to the prior year. The increase in section volume positively impacted operating margin, however competitive pricing pressures and inefficiencies that resulted from the production of new tower designs eroded a portion of those gains. Our operating margin was 4.4% for year ended December 31, 2011, versus a negative operating margin of (15.0%) for year ended December 31, 2010.

Gearing Segment

        The following table summarizes the Gearing segment operating results for the years ended December 31, 2011 and 2010:

	Twelve Months Ended December 31,
	2011	2010
Revenues	$54,296	$48,996
Operating loss	(10,733)	(13,678)
Operating margin	(19.8)%	(27.9)%

        Gearing segment revenues increased $5,300, from $48,966 during the year ended December 31, 2010, to $54,296 during the year ended December 31, 2011. The increase in industrial gearing revenue of 60% more than offset the decline in wind revenue of 26%, consistent with our strategic diversification focus. The challenges in the wind industry depressed the manufacture of wind turbine gearing, which had typically accounted for the majority of our gearing revenues in the recent past. In 2011, as demand for wind gearing decreased, we increased our sales force and shifted our focus to the manufacture of custom-engineered gearing systems and gearboxes for oil and gas, mining and other industrial customers. Gearing sales to oil and gas, mining and other industrial customers in 2011 represented 60% of our total revenues, and orders from these customers represented 80% of our backlog as of December 31, 2011.

        Gearing segment operating loss improved by $2,945, from $13,678 during the year ended December 31, 2010, to $10,733 during the year ended December 31, 2011. The operating margin improvement is due to improved sales volume and mix, partially offset by higher legal expenses of $1,209 as well as additional selling costs. Gearing operating margin was (27.9%) during the year ended December 31, 2010 compared to (19.8%) during the year ended December 31, 2011, due to these factors.

Services Segment

        The following table summarizes the Services segment operating results for the years ended December 31, 2011 and 2010:

	Twelve Months Ended December 31,
	2011	2010
Revenues	$16,291	$12,090
Impairment charges	—	27,451
Operating loss	(5,247)	$(34,747)
Operating margin	(32.2)%	(287.4)%

        Services segment revenues increased $4,201, from $12,090 during the year ended December 31, 2010, to $16,291 during the year ended December 31, 2011. Revenues within our Services segment increased by 35% due to increased blade services to our two largest customers, as well as the initial sales of gearboxes and loose gearing in connection with our Abilene, Texas drivetrain service center facility which opened in February, 2011.

        Services segment operating loss improved $29,500, from $34,747 during the year ended December 31, 2010, to $5,247 during the year ended December 31, 2011. Excluding a one-time impairment charge in 2010 of $27,451, the operating loss for the year would have improved by $2,049 compared to the prior year. Services segment operating loss improvement was primarily due to the absence of the 2010 intangible amortization expense of $2,133, partially offset by higher facility costs related to the startup of the Abilene facility and labor cost inefficiencies as we ramped up new blade service projects. Services operating margin was (287.4%) during the year ended December 31, 2010 compared to (32.2%) during the year ended December 31, 2011, due to these factors.

Corporate and Other

        Corporate and Other operating loss increased $270 from $9,366 during the year ended December 31, 2010, to $9,636 during the year ended December 31, 2011. The small increase was due to higher legal fees of $881 and European office related restructuring costs of $406, largely offset by lower employee compensation costs.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2010 compared to the year ended December 31, 2009.

	For the Year Ended December 31,
					2010 vs. 2009
		% of Total Revenue		% of Total Revenue
	2010		2009		$ Change	% Change
Revenues	$136,896	100.0%	$184,798	100.0%	$(47,902)	(25.9)%
Cost of sales	134,950	98.6%	172,894	93.6%	(37,944)	(21.9)%

Gross profit	1,946	1.4%	11,904	6.4%	(9,958)	(83.7)%
Operating expenses
Selling, general and administrative expenses	27,404	20.0%	32,422	17.5%	(5,018)	(15.5)%
Impairment charges	40,777	29.8%	82,211	44.5%	(41,434)	(50.4)%
Intangible amortization	2,992	2.2%	9,524	5.2%	(6,532)	(68.6)%

Total operating expenses	71,173	52.0%	124,157	67.2%	(52,984)	(42.7)%

Operating loss	(69,227)	(50.6)%	(112,253)	(60.8)%	43,026	38.3%
Other (expense) income
Interest expense, net	(1,172)	(0.9)%	(2,174)	(1.2)%	1,002	46.1%
Other, net	486	0.4%	6,454	3.5%	(5,968)	(92.5)%

Total other (expense) income, net	(686)	(0.5)%	4,280	2.3%	(4,966)	(116.0)%

Net loss from continuing operations before benefit for income taxes	(69,913)	(51.1)%	(107,973)	(58.5)%	38,060	35.2%
Benefit for income taxes	(160)	(0.1)%	(947)	(0.6)%	787	83.1%

Loss from continuing operations	(69,753)	(51.0)%	(107,026)	(57.9)%	37,273	34.8%
Loss from discontinued operations, net of tax	(15,422)	(11.3)%	(3,093)	(1.7)%	(12,329)	(398.6)%

Net loss	$(85,175)	(62.3)%	$(110,119)	(59.6)%	$24,944	22.7%

Consolidated

        Total revenues decreased $47,902 or 26%, from $184,798 during the year ended December 31, 2009, to $136,896 during the year ended December 31, 2010. The decrease in revenues was primarily attributable to an 18% decline in our Towers and Weldments segment revenue due mainly to a reduction in the price of the steel component included in the overall tower section price compared to the prior year. Our Gearing segment experienced decreases in wind and industrial gearing revenues of 21% and 29%, respectively, due primarily to reduced or delayed production orders in 2010 from key customers. Revenues in our Services segment decreased 56% due to the absence of a large blade program completed in 2009, and an overall reduction in technical services provided in 2010.

        Total cost of sales decreased $37,944 or 22%, from $172,894 during the year ended December 31, 2009, to $134,950 during the year ended December 31, 2010. The decrease in cost of sales within our Towers and Weldments segment was primarily attributable to the 18% decline in revenues as compared to the prior year, as well as the absence of start-up and production costs for our new wind tower manufacturing facility in Abilene, Texas in 2009. The decrease in cost of sales within our Gearing segment was primarily due to the 24% decline in revenues compared to the prior year as well as enhanced production efficiencies during the second half of 2010. The decrease in cost of sales in our Services segment was due to lower direct labor costs for field technicians as a result of the 56% decline in revenues compared to the prior year.

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

        We review our goodwill balances for impairment on at least an annual basis and review our intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the asset's carrying value amount may not be recoverable. During the second quarter of 2010, we identified a triggering event associated with the continued deterioration in the financial performance within our Services segment. This triggering event required a revision of our projection of future operating results and cash flows for this segment in light of the continued economic weakness in the wind energy industry. We performed our review of goodwill based on the carrying value of these assets as of June 30, 2010, and the estimate of fair value for each of our operating segments was based primarily on projected future results, cash flows and other assumptions. As a result of this review, we recorded a goodwill impairment charge of $4,561 at June 30, 2010 in our Services segment. During the fourth quarter of 2010, we identified triggering events associated with our current period operating losses, our history of continued operating losses and our revised projections of operating results and cash flows developed as part of the strategic planning process. As a result, our review of other long-lived assets indicated that the carrying values of customer relationships, trade name and property and equipment within our Services segment were also impaired. Accordingly, we recorded an impairment charge during the fourth quarter of $22,890. In addition, following our strategic planning meetings that took place in the fourth quarter 2010, we determined that our Brandon, South Dakota tower manufacturing facility was impaired and recorded an impairment charge to fixed assets of $13,326.

        Our 2009 impairment analysis indicated that the fair value of our goodwill and intangible assets related to our Gearing segment was less than the carrying value of these assets. Our analysis also indicated impairment to our customer relationship and trade name intangible assets in our Towers and Weldments segment as a result of the merger of our industrial weldment business into our Towers and Weldments segment in December 2009, and due to a revision in projected revenues and cash flows associated with these customer relationships. Accordingly, we recorded goodwill and intangible impairment charges of $24,269 and $57,942, respectively, to properly reflect the carrying value of these assets.

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

Towers and Weldments Segment

        The following table summarizes the Towers and Weldments segment operating results for the years ended December 31, 2010 and 2009:

	Twelve Months Ended December 31,
	2010	2009
Revenues	$76,150	$93,316
Impairment charges	13,326	1,916
Operating loss	(11,436)	(499)
Operating margin	(15.0)%	(0.5)%

        Towers and Weldments segment revenues declined $17,166, from $93,316 during the year ended December 31, 2009, to $76,150 during the year ended December 31, 2010. The reduction in sales is attributable to a 3% decline in tower section production and lower average tower prices reflecting, in part, 20% lower average steel costs.

        Towers and Weldments segment operating loss increased by $10,937, from a loss of $499 during the year ended December 31, 2009, to a loss of $11,436 during the year ended December 31, 2010. The increased loss from operations was primarily attributable to a fixed asset impairment charge of $13,326 related to our investment in the Brandon, South Dakota tower facility. Additionally, a less profitable sales mix resulted in margin degradation of $2,819 as well as $965 in higher labor costs mainly associated with premium costs and inefficiencies that were incurred to support the increased production volume during the fourth quarter. These items were partially offset by the absence of $3,350 of start-up costs incurred in 2009 associated with our wind tower manufacturing facility in Abilene, Texas and a non-recurring impairment charge with respect to a customer relationship and trade name intangible in the aggregate amount of $1,916 taken in 2009. Towers and Weldments operating margins deteriorated from (0.5%) during the year ended December 31, 2009 to (15%) during the year ended December 31, 2010, as a result of these factors.

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

        Services segment operating loss increased $34,137, from $610 during the year ended December 31, 2009, to $34,747 during the year ended December 31, 2010. The operating margin declined from (2.2%) in 2009 to (287.4%) in 2010. The deterioration in operating loss and operating margin were primarily attributable to the $5,100 adverse effect of reduced sales, a goodwill impairment charge of $4,561 recorded in the second quarter of 2010, an impairment charge of $22,890 related to customer relationships, trade name and property and equipment taken in fourth quarter of 2010, less favorable labor utilization during the first half of the year and start-up costs related to our drivetrain service center in Abilene, Texas.

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

        In some instances, typically within our Towers and Weldments segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. We recognize revenue under these arrangements only when the buyer requests the bill and hold arrangement, a fixed schedule for delivery exists, the ordered goods are segregated from inventory and not available to fill other orders and the goods are complete and ready for shipment. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

Warranty Liability

        We provide warranty terms that generally range from one to seven years for various products and services relating to workmanship and materials supplied by us. In certain contracts, we have recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions.

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

Intangible Assets

        We test intangible assets for impairment when events or circumstances indicate that the carrying value of our assets may not be recovered. In evaluating the recoverability of the carrying value of intangible assets, we must make assumptions regarding the fair value of our reporting units. Recoverability is measured by comparing the assets' carrying amounts to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment recognized is measured based on the amount by which the carrying amount of the assets exceeds the fair value. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to intangible assets.

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

Recent Accounting Pronouncements

        In July 2010, the FASB issued Accounting Standards Update ("ASU") 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ("ASU 2010-20"). ASU 2010-20 requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosures about credit quality indicators, past due information and modifications of financing receivables. We have adopted this standard as of January 1, 2011 and it had no material impact on our consolidated financial condition, results of operations or cash flows.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

        At December 31, 2011, cash assets totaled $14,216, compared to our cash assets which totaled $15,501 at December 31, 2010. On September 21, 2011, we completed a public offering of our common stock, par value $0.001 per share, at an offering price of $0.40 per share. In the offering, we sold 32,500,000 newly issued shares of our common stock for approximately $12,155 in proceeds, after deducting underwriting discounts, but before deducting other offering related costs. The proceeds will be used for general operating purposes. We feel that we have adequate internal and external cash resources to meet current and future operating requirements.

        Our most relevant internal metric to analyze our liquidity is operating working capital, which is comprised of accounts receivable and inventories, net of accounts payable and customer deposits. Our operating working capital at December 31, 2011 was $13,980, or 6% of trailing three months of sales annualized. This is an increase of $6,037 from December 31, 2010, when operating working capital was $7,943, or 4% of trailing three months of sales annualized. We anticipate our working capital needs to continue to grow in the future based on the transactional structural changes of raw material (steel) purchasing pursuant to orders for our Towers and Weldments segment, which remains our largest potential use of working capital.

        In September 2010, Brad Foote, Broadwind Services and Broadwind Towers (collectively, the "Subsidiaries") and Badger entered into account purchase agreements (the "AP Agreements") with Wells Fargo Bank, N.A. ("Wells Fargo"). The aggregate facility limit of the AP Agreements is $10,000. On October 19, 2011, the AP Agreements were amended to modify the month-end minimum total cash balance requirement from $5,000 to the greater of $2,000 or the outstanding purchased amount, not to exceed $5,000. At December, 2011, $523 of financed receivables remained outstanding, and the

Subsidiaries had the ability to draw up to $9,477, subject to maintaining a month-end minimum total cash balance of $2,000.

        While we believe that we will continue to have sufficient cash flows to operate our business and meet our financial debt covenants, there can be no assurances that our operations will generate sufficient cash or that credit facilities will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If assumptions regarding our restructuring efforts, sales and subsequent collections from several of our large customers, as well as revenues generated from new customer orders, are not materially consistent with management's expectations, we may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to us, which could affect our overall operations. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require financial covenants or other restrictions. Additionally, we have a limited number of shares of common stock authorized for issuance under our certificate of incorporation following our recent common stock offering. As such, our ability to raise capital through future equity issuances may be restricted unless we increase the number of authorized shares of common stock, which would require the approval of a majority of the holders of our outstanding shares.

Sources and Uses of Cash

Operating Cash Flows

        During the year ended December 31, 2011, net cash flows used in operating activities totaled $10,304, compared to net cash used in operating activities of $10,123 for the year ended December 31, 2010. The increase in net cash used in operating activities as compared to the prior year was primarily attributable to increases in our inventory and accounts receivable balances, along with a decrease in our accounts payable. Partially offsetting this increase was an increase in our customer deposits, and reduced loss from operations. The loss from operations was $8,234 lower than the prior year loss exclusive of prior year impairment charges.

Investing Cash Flows

        During the years ended December 31, 2011 and 2010, net cash used in investing activities totaled $2,588 and $5,015, respectively. The decrease in net cash used in investing activities as compared to the prior year was primarily attributable to a reduction in capital expenditures and the sale of excess equipment in 2011.

Financing Cash Flows

        During the year ended December 31, 2011, net cash provided by financing activities totaled $11,305, compared to net cash provided by financing activities of $31,953 for the year ended December 31, 2010. The decrease in net cash provided by financing activities as compared to the prior year was attributable to larger proceeds from an equity offering of $53,347 completed in January 2010, compared to proceeds from an equity offering of $11,697 completed in September 2011. Partially offsetting the decrease associated with the reduced proceeds from the equity offerings, were lower payments on lines of credit and notes payable of $1,517 in 2011 versus $21,231 in 2010, due to the reduction of our outstanding debt balances during 2011 and 2010.

Credit Facilities

Investors Community Bank Loans

        On April 7, 2008, RBA executed four promissory notes in favor of Investors Community Bank ("ICB") in the aggregate principal amount of approximately $3,781. Three of these promissory notes were term notes, with initial principal balances totaling $2,049, bearing interest at fixed rates ranging from 5.65% to 6.85% per annum, with maturities ranging from October 2012 to April 2013 (collectively, the "ICB Notes"). The fourth promissory note was a line of credit note, which has been repaid in full.

        Pursuant to the merger of RBA into Broadwind Towers on December 31, 2009, the loans evidenced by the ICB Notes (collectively, the "ICB Loans") were modified pursuant to a Master Amendment among ICB, Broadwind Towers and the Company (as guarantor) (the "Master Amendment"). Under the terms of the Master Amendment, Broadwind Towers agreed to a number of security and financial covenants. As the outstanding balances under the ICB Loans have declined, certain of these requirements have been removed through subsequent amendments to the Master Amendment. The remaining security requirements are that Broadwind Towers maintain a depository relationship of not less than $700 with ICB and maintain a debt service ratio of not less than 1.25 to 1.0 at all times. The ICB Loans are also secured by a mortgage on a facility owned by Broadwind Towers in Clintonville, Wisconsin, and a guaranty by the Company. As of December 31, 2011, (i) the total amount of outstanding indebtedness under the ICB Notes was $1,101, (ii) the effective per annum interest rate under the ICB Notes was 5.75%, and (iii) Broadwind Towers was in compliance with all covenants under the documents evidencing and securing the ICB Loans.

Great Western Bank Loan

        On April 28, 2009, Broadwind Towers entered into a Construction Loan Agreement with Great Western Bank ("GWB"), pursuant to which GWB agreed to provide up to $10,000 in financing (the "Construction Loan") to fund construction of Broadwind Towers' wind tower manufacturing facility in Brandon, South Dakota (the "Facility"). Pursuant to a Change in Terms Agreement dated April 5, 2010 between GWB and Broadwind Towers, the Construction Loan was converted to a term loan (the "GWB Term Loan") providing for monthly payments of principal plus interest, extending the maturity date to November 5, 2016, reducing the principal amount to $6,500, and changing the per annum interest rate to 8.5%. Broadwind Towers was required to pay a 1.0% origination fee upon the conversion.

        The GWB Term Loan is secured by a first mortgage on the Facility and all fixtures and proceeds relating thereto, pursuant to a Mortgage and a Commercial Security Agreement, each between Broadwind Towers and GWB, and by a Commercial Guaranty from the Company. In addition, we have agreed to subordinate all intercompany debt with Broadwind Towers to the GWB Term Loan. The GWB Term Loan contains representations, warranties and covenants that are customary for a term financing arrangement and contains no financial covenants. As of December 31, 2011, the total outstanding indebtedness under the GWB Term Loan was $4,833, which is included in our financial statements as Liabilities Held for Sale.

Wells Fargo Account Purchase Agreements

        On September 29, 2010, the Subsidiaries entered into the AP Agreements with Wells Fargo. Under the AP Agreements, when requested by us, Wells Fargo will advance funds against certain receivables arising from sales of the Subsidiaries' products and services. In connection with the entry into the AP Agreements, the Company and each Subsidiary executed guaranties (including cross-guaranties) in favor of Wells Fargo. With respect to the Subsidiaries, the AP Agreements contain provisions providing for cross-defaults and cross-collateralization. In addition, each Subsidiary has granted to Wells Fargo a security interest against all financed receivables and related collateral. Prior to entering into the AP Agreements, there was no material relationship between the Company, the Subsidiaries and Wells Fargo.

        Under the terms of the AP Agreements, when requested by us, Wells Fargo will advance approximately 80% of the face value of eligible receivables to the Subsidiaries. Wells Fargo will have full recourse to the Subsidiaries for collection of the financed receivables. The aggregate facility limit of the AP Agreements is $10,000. For Wells Fargo's services under the AP Agreements, the Subsidiaries have agreed to pay Wells Fargo (i) a floating discount fee equal to the then-prevailing London Interbank Offered Rate ("LIBOR") plus 3.75% per annum on the sum of the outstanding financed accounts, (ii) an annual facility fee of 1% of the aggregate facility limit, and (iii) an annual unused line fee of 0.042% on the portion of the credit facility which is unused. The initial term of the AP Agreements ends on September 29, 2013. If the AP Agreements are terminated prior to that date, an early termination fee of up to 2% of the aggregate facility limit may apply.

        In connection with the sale of Badger to a third party purchaser on March 4, 2011, the AP Agreement between Badger and Wells Fargo and the guaranty provided by Badger to Wells Fargo with respect to the other AP Agreements were each terminated, pursuant to an Omnibus Amendment to Account Purchase Agreements and Guaranties dated as of March 4, 2011, by and among the Company, the Subsidiaries and Wells Fargo. On October 19, 2011, the AP Agreements were further amended to modify the month-end minimum total cash balance requirement from $5,000 to the greater of $2,000 or the outstanding purchased amount, not to exceed $5,000.

        During 2011, we financed approximately $981 of accounts receivable with Wells Fargo. At December 31, 2011, $523 of financed receivables remained outstanding, and the Subsidiaries had the ability to draw up to $9,477, subject to maintaining a month-end minimum total cash balance of $2,000.

Selling Shareholder Notes

        On May 26, 2009, we entered into a settlement agreement (the "Settlement Agreement") with the former owners of Brad Foote, including J. Cameron Drecoll, who served as our Chief Executive Officer and a member of our Board of Directors until December 1, 2010. The Settlement Agreement related to the post-closing escrow established in connection with our acquisition of Brad Foote. Under the terms of the Settlement Agreement, among other terms, we issued three promissory notes to the former owners in the aggregate principal amount of $3,000 (the "Selling Shareholder Notes"). The Selling Shareholder Notes issued to the former owners other than Mr. Drecoll mature on May 28, 2012 and bear interest at a rate of 7% per annum, with interest payments due quarterly. The Selling Shareholder Note issued to Mr. Drecoll in the principal amount of $2,320 pursuant to the terms of the Settlement Agreement (the "Drecoll Note") also was originally scheduled to mature on May 28, 2012 and bore interest at a rate of 7% per annum, with interest payments due quarterly; however, effective as of July 1, 2011, the Drecoll Note was amended and restated to effect the following modifications: (i) the maturity date was changed to January 10, 2014; (ii) the interest rate was changed to 9% per annum; and (iii) the payment schedule was changed to quarterly payments of principal and interest, such that the Drecoll Note is now self-amortizing with payments that commenced in the fourth quarter of 2011. We agreed to pay Mr. Drecoll a restructuring fee in the amount of $10 in connection with the restructuring of the Drecoll Note. As of December 31, 2011, principal of $2,791 and accrued interest of $59 were outstanding under the Selling Shareholder Notes.

Other

        Included in Long Term Debt, Net of Current Maturities is $2,280 associated with the New Markets Tax Credit Agreement described further in described in Note 19, "New Markets Tax Credit" in Part IV, Item 15 in the notes to our consolidated financial statements.

Contractual Obligations

        The following table sets forth, as of December 31, 2011, minimum future cash payments due under contractual obligations, including, among others, our debt and credit agreements, non-cancelable operating and capital lease agreements and purchase commitments as follows:

	2012	2013	2014	2015	2016	2017 & Thereafter	Total
Debt and credit agreements(1)	$2,202	$1,390	$493	$188	$46	$2,680	$6,999
Liabilities held for sale	4,833	—	—	—	—	—	4,833
Estimated interest payments(2)	732	202	125	109	106	494	1,768
Operating lease obligations	3,588	3,132	2,803	2,235	2,265	22,644	36,667
Capital lease obligations(3)	1,091	944	35	46	—	—	2,116
Purchase commitments	390	—	—	—	—	—	390

Total contractual cash obligations	$12,836	$5,668	$3,456	$2,578	$2,417	$25,818	$52,773

(1)
Debt and credit agreements represent the minimum future principal payments due under our outstanding contractual obligations.

(2)
Interest payments represent an amount calculated for expected interest payments due under our outstanding debt and credit agreements. Assumptions used to derive these amounts were based upon current interest rates as of December 31, 2011, required minimum principal payments due, and maturity of our debt and credit agreements per our contractual agreements. Actual interest payments could vary materially from those set out in this table.

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

        Operating Lease Obligations.    We lease a number of our facilities and certain equipment under operating leases expiring at various dates through 2026. Lease terms generally range from 3 to 15 years with renewal options for extended terms. The amounts in the table above represent future minimum lease payments for non-cancelable operating leases. During 2011 we extended the lease for one of our Cicero, Illinois manufacturing facilities by an additional seven years, resulting in an increase in our operating lease obligations when compared to the prior year.

        Capital Lease Obligations.    We have capital lease obligations related to certain manufacturing equipment and vehicles expiring at various dates through 2015. As of December 31, 2011, the balance of our outstanding capital lease obligations was approximately $2,116, which includes accrued interest of approximately $176.

        Purchase Commitments.    Purchase commitments represent remaining payments due on equipment purchase contracts related to the construction of our Brandon, South Dakota wind tower manufacturing facility.

Off-Balance Sheet Arrangements

        During 2009, Broadwind Towers entered into a sale-leaseback agreement with Varilease, Finance, Inc. ("Varilease"), whereby it sold certain equipment to Varilease in exchange for $2,935 in cash and agreed to lease the equipment back from Varilease for a certain period of time. The primary purpose of this arrangement was to provide additional liquidity for meeting working capital requirements. The lease agreement is for a three-year period with rental payments of $85 due monthly. In addition, the sale of the assets resulted in a gain on disposition of $40, which is being amortized to other income in our statement of operations over the life of the operating lease.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to financial market risks, which include changes in interest rates on our variable rate obligations, credit risks on accounts receivable and raw material price fluctuations.

Interest Rate Exposure

        As of December 31, 2011, the majority of our third party borrowings under our debt and credit agreements bear annual interest at fixed interest rates; therefore, we have limited interest rate exposure. We are subject to interest rate fluctuation exposure only through amounts financed under the AP Agreements. As of December 31, 2011, we had $523 of financed receivables outstanding under the AP Agreements. Our potential interest rate exposure over a one-year period that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of our variable rate obligations would be approximately $5 on a pre-tax basis. As of December 31, 2010, all of our third party borrowings under our debt and credit agreements were at fixed interest rates

Credit Risk Exposure

        We are exposed to credit risk on our accounts receivable balances and cash balances. Historically, our accounts receivable are highly concentrated with a select number of financially stable customers. During the years ended December 31, 2011 and 2010, our five largest customers accounted for approximately 76% and 78%, respectively, of consolidated revenues. Additionally, as of December 31, 2011 and 2010, our five largest customers comprised approximately 62% and 79%, respectively, of our outstanding accounts receivable balances. We are also exposed to potentially significant credit risk as our cash deposits often exceed the federally insured amounts. To address this we adhere to a formal investment policy which requires us to invest excess cash in efforts to diversify our cash away from any single financial institution.

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

Report of Management on Internal Control Over Financial Reporting

        Our management, including the Company's Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

        Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on this assessment, management determined that, as of December 31, 2011, our internal control over financial reporting is effective.

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

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

        With the exception of the description of our Code of Ethics and Business Conduct below, the information required by this item is incorporated herein by reference from the discussion under the headings "Directors and Director Compensation," "Corporate Governance" and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders (the "2012 Proxy Statement").

Code of Ethics

        We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, executive officers and senior financial officers (including our principal executive officer, principal financial officer, principal accounting officer, controller, and any person performing similar functions). The Code of Ethics and Business Conduct is available on our website at www.bwen.com under the caption "Investors" and is available in print, free of charge, to any stockholder who sends a request for a paper copy to Broadwind Energy, Inc., Attn: Investor Relations, 47 East Chicago Avenue, Suite 332, Naperville, IL 60540. We intend to include on our website any amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11.    EXECUTIVE COMPENSATION

        Information regarding director and executive compensation is incorporated by reference from the discussion under the headings "Directors and Director Compensation" and "Compensation Discussion and Analysis" in the 2012 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Certain of the information required by this item is incorporated herein by reference from the discussion under the heading "Security Ownership of Certain Beneficial Holders and Management" in the 2012 Proxy Statement.

        The following table provides information as of December 31, 2011, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	4,921,414	(1)	$2.54	62,119

Total	4,921,414		$2.54	62,119

(1)
Includes outstanding stock options to purchase shares of our common stock and outstanding restricted stock awards pursuant to the Amended and Restated Broadwind Energy, Inc. 2007 Employee Incentive Plan (the "EIP")

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference from the discussion under the headings "Certain Transactions and Business Relationships" and "Corporate Governance" in our 2012 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference from the discussion under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm" in our 2012 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  1.    Financial Statements

        The financial statements listed on the Index to Financial Statements (page 49) are filed as part of this Annual Report on Form 10-K.

  2.    Financial Statement Schedules

        These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

  3.    Exhibits

        The exhibits listed on the Index to Exhibits (pages 92 through 97) are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Broadwind Energy, Inc.

        We have audited Broadwind Energy, Inc.'s (a Delaware Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Broadwind Energy, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Broadwind Energy, Inc.'s internal control over financial reporting based on our audit.

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

        In our opinion, Broadwind Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Broadwind Energy, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 13, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 13, 2012

To the Board of Directors and
Stockholders of Broadwind Energy, Inc.

        We have audited the accompanying consolidated balance sheets of Broadwind Energy, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadwind Energy, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

        We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Broadwind Energy, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 13, 2012

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,340	$15,331
Restricted cash	876	170
Accounts receivable, net	25,311	21,427
Inventories, net	23,355	17,739
Prepaid expenses and other current assets	4,033	3,476
Assets held for sale	8,052	6,847

Total current assets	74,967	64,990

LONG-TERM ASSETS:
Property and equipment, net	87,766	106,317
Intangible assets, net	9,214	10,073
Other assets	944	2,126

TOTAL ASSETS	$172,891	$183,506

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$1,566	$140
Current maturities of long-term debt	636	1,437
Current portions of capital lease obligations	965	966
Accounts payable	17,358	22,342
Accrued liabilities	5,749	6,515
Customer deposits	17,328	8,881
Liabilities held for sale	4,833	4,221

Total current liabilities	48,435	44,502

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	4,797	9,671
Long-term capital lease obligations, net of current portions	975	1,802
Other	825	1,335

Total long-term liabilities	6,597	12,808

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 139,779,197 and 107,112,817 shares issued and outstanding as of December 31, 2011 and 2010, respectively	140	107
Additional paid-in capital	370,123	356,545
Accumulated deficit	(252,404)	(230,456)

Total stockholders' equity	117,859	126,196

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$172,891	$183,506

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Revenues	$185,854	$136,896	$184,798
Cost of sales	178,536	134,950	172,894
Restructuring	131	—	—

Gross profit	7,187	1,946	11,904

OPERATING EXPENSES:
Selling, general and administrative	26,316	27,404	32,422
Impairment charges	—	40,777	82,211
Intangible amortization	859	2,992	9,524
Restructuring	441	—	—

Total operating expenses	27,616	71,173	124,157

Operating loss	(20,429)	(69,227)	(112,253)

OTHER (EXPENSE) INCOME, net:
Interest expense, net	(1,117)	(1,172)	(2,174)
Other income, net	1,169	486	6,454
Restructuring	(297)	—	—

Total other (expense) income, net	(245)	(686)	4,280

Net loss from continuing operations before provision (benefit) for income taxes	(20,674)	(69,913)	(107,973)
Provision (benefit) for income taxes	68	(160)	(947)

LOSS FROM CONTINUING OPERATIONS	(20,742)	(69,753)	(107,026)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,206)	(15,422)	(3,093)

NET LOSS	$(21,948)	$(85,175)	$(110,119)

NET LOSS PER COMMON SHARE—Basic and diluted:
Loss from continuing operations	$(0.18)	$(0.66)	$(1.11)
Loss from discontinued operations	(0.01)	(0.14)	(0.03)

Net Loss	$(0.19)	$(0.80)	$(1.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—Basic and diluted	116,170	106,272	96,574

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock
	Shares Issued and Outstanding	Issued Amount	Additional Paid-in Capital	Accumulated Deficit	Total
BALANCE, December 31, 2008	96,470,415	$96	$297,222	$(35,162)	$262,156
Stock issued under stock option plans	91,940	—	675	—	675
Stock issued for restricted stock	129,715	1	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	9,057	—	76	—	76
Share-based compensation	—	—	2,806	—	2,806
Net loss	—	—	—	(110,119)	(110,119)

BALANCE, December 31, 2009	96,701,127	$97	$300,779	$(145,281)	$155,595

Stock issued under equity offering (net of offering costs of $1,278)	10,000,000	10	53,337	—	53,347
Stock issued for restricted stock	126,710	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	284,980	—	684	—	684
Share-based compensation	—	—	1,745	—	1,745
Net loss	—	—	—	(85,175)	(85,175)

BALANCE, December 31, 2010	107,112,817	$107	$356,545	$(230,456)	$126,196

Stock issued under equity offering (net of offering costs of $458)	32,500,000	33	11,664	—	11,697
Stock issued for restricted stock	160,605	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	105,775	—	150	—	150
Stock repurchased as part of the sale of the sale of Badger Transport, Inc	(100,000)	—	(142)		(142)
Share-based compensation	—	—	1,906	—	1,906
Net loss	—	—	—	(21,948)	(21,948)

BALANCE, December 31, 2011	139,779,197	$140	$370,123	$(252,404)	$117,859

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,948)	$(85,175)	$(110,119)
Loss from discontinued operations	1,206	15,422	3,093

Loss from continuing operations	(20,742)	(69,753)	(107,026)
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation and amortization expense	14,534	16,463	22,696
Impairment charges	—	40,777	82,211
Change in fair value of interest rate swap agreements	—	(253)	(330)
Deferred income taxes	—	1,338	(813)
Stock-based compensation	1,906	1,745	2,805
Allowance for doubtful accounts	1,004	(1,142)	248
Common stock issued under defined contribution 401(k) plan	150	684	76
Loss on disposal of assets	474	70	165
Changes in operating assets and liabilities:
Accounts receivable	(4,888)	1,202	13,928
Inventories	(5,616)	(8,914)	32,896
Prepaid expenses and other current assets	(10)	1,072	163
Accounts payable	(5,008)	7,565	(24,556)
Accrued liabilities	(648)	(332)	(5,311)
Customer deposits	8,447	(1,317)	(10,627)
Other non-current assets and liabilities	93	672	(1,838)

Net cash (used in) provided by operating activities of continued operations	(10,304)	(10,123)	4,687

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of logistics business	952	—	—
Purchases of property and equipment	(4,708)	(6,893)	(11,271)
Proceeds from disposals of property and equipment	1,874	38	829
(Increase) decrease in restricted cash	(706)	1,840	(1,510)

Net cash used in investing activities of continued operations	(2,588)	(5,015)	(11,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	11,697	53,347	675
Payments on lines of credit and notes payable	(1,517)	(21,231)	(11,810)
Payments on related party notes payable	(209)	—	—
Proceeds from lines of credit and notes payable	2,311	700	5,952
Proceeds from sale-leaseback transactions	—	—	2,980
Proceeds from deposits on equipment	—	—	665
Principal payments on capital leases	(977)	(863)	(864)

Net cash provided by (used in) financing activities of continued operations	11,305	31,953	(2,402)

DISCONTINUED OPERATIONS:
Operating cash flows	(851)	(2,666)	(1,687)
Investing cash flows	—	(113)	(568)
Financing cash flows	(83)	(3,003)	1,498

Net cash used in discontinued operations	(934)	(5,782)	(757)

Add: Cash balance of discontinued operations, beginning of period	530	127	1,246
Less: Cash balance of discontinued operations, end of period	—	530	127
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,991)	10,630	(9,305)
CASH AND CASH EQUIVALENTS, beginning of the year	15,331	4,701	14,006

CASH AND CASH EQUIVALENTS, end of the year	$13,340	$15,331	$4,701

Supplemental cash flow information:
Interest paid, net of capitalized interest	$1,029	$1,171	$1,913
Income taxes paid	$34	$38	$505
Non-cash investing and financing activities:
Issuance of restricted stock grants	$900	$803	$936
Common stock issued under defined contribution 401(k) plan	$150	$684	$76

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Broadwind Energy Inc. (the "Company") provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the U.S. The Company's most significant presence is within the U.S. wind industry, although the Company has increasingly diversified into other industrial markets in order to improve its capacity utilization and reduce its exposure to uncertainty related to the extension or renewal of federal tax incentives and other favorable policies currently supporting the U.S. wind industry. The Company's product and service portfolio provides its wind energy customers, including wind turbine manufacturers, wind farm developers and wind farm operators, with access to a broad array of component and service offerings. Outside of the wind market, the Company provides precision gearing and specialty weldments to a broad range of industrial customers.

        The Company has three reportable operating segments: Towers and Weldments, Gearing, and Services. In conjunction with the preparation of the consolidated financial statements on this Annual Report on Form 10-K, the Company has changed the name of its Towers segment to Towers and Weldments in order to better describe the offerings within this segment. See Note 17 "Segment Reporting" of these consolidated financial statements for further discussion of reportable segments.

Towers and Weldments

        The Company manufactures towers for wind turbines, specifically the large and heavier wind towers that are designed for 2 megawatt ("MW") and larger wind turbines. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic energy and equipment manufacturing locations. The two facilities have a combined annual tower production capacity of approximately 500 towers, sufficient to support turbines generating more than 1200 MW of power. This product segment also encompasses the manufacture of specialty fabrications and specialty weldments for mining and other industrial customers.

Gearing

        The Company engineers, builds and remanufactures precision gears and gearing systems for wind, oil and gas, mining and other industrial applications. The Company uses an integrated manufacturing process, which includes machining processes in Cicero, Illinois, heat treatment in Neville Island, Pennsylvania and a finishing process in a second Cicero facility.

Services

        The Company offers a comprehensive range of services, primarily to wind farm developers and operators. The Company specializes in non-routine blade and gearbox maintenance services for both kilowatt and megawatt turbines. The Company also offers comprehensive field services to the wind industry. The Company is increasingly focusing its efforts on the identification and/or development of product and service offerings which will improve the reliability and efficiency of wind turbines, and therefore enhance the economic benefits to its customers. The Company provides wind services across the U.S., with primary service locations in South Dakota and Texas. In February 2011, the Company

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

put into operation its dedicated drivetrain service center in Abilene, Texas, which is focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing.

Liquidity

        The Company has a limited history of operations and has incurred operating losses since inception. The Company anticipates that current cash resources and cash to be generated from operations in 2012 will be adequate to meet the Company's liquidity needs for at least the next twelve months. As discussed further in Note 10, "Debt and Credit Agreements" of these consolidated financial statements, the Company is obligated to make principal payments on outstanding debt totaling $2,202 during 2012, has $4,833 of indebtedness associated with its Liabilities Held for sale and is obligated to make purchases of $390 under purchase commitments described in Note 12, "Commitments and Contingencies" of these consolidated financial statements. Additionally, working capital requirements are expected to increase due to structural changes of tower contracts related to raw material purchases. If sales and subsequent collections from several of the Company's large customers, as well as revenues generated from new customer orders, are not materially consistent with management's plans, the Company may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to the Company, which could affect its overall operations. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require financial covenants or other restrictions on the Company. There can be no assurances the Company's efforts to obtain sufficient cash flow will be successful.

Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

        These consolidated financial statements include the accounts of Broadwind and entities in which it has a controlling financial interest. All significant intercompany transactions and balances have been eliminated in consolidation. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity.

        When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity ("VIE"), and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. The accounting standard for the consolidation of VIE's requires the Company to qualitatively assess if the Company was the primary beneficiary of the VIE's based on whether the Company had (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE. Refer to Note 19, "New Markets Tax Credit Transaction" of these consolidated financial statements for a description of two variable interest entities included in the Company's consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

        Where appropriate, certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

Management's Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include revenue recognition, future tax rates, inventory reserves, warranty reserves, stock option fair values and allowance for doubtful accounts. Although these estimates are based upon management's best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from these estimates.

Cash and Cash Equivalents

        Cash and cash equivalents primarily consist of cash balances and money market funds. Cash and cash equivalents were $13,340 and $15,331 as of December 31, 2011 and 2010, respectively. The Company's policy is to invest excess cash in money market account funds, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income within Other Income in the consolidated statements of operations. For the years ended December 31, 2011, 2010 and 2009, interest income was $28, $43 and $123, respectively.

Restricted Cash

        Restricted cash at December 31, 2011 relates primarily to proceeds from the New Markets Tax Credit Agreement discussed further in Note 19, "New Markets Tax Credit" of these consolidated financial statements. There are also restricted cash balances related to certain vendor agreements. The Company anticipates that all restricted cash balances will be used for current purposes. As of December 31, 2011 and 2010, the Company had restricted cash in the amounts of $876 and $170, respectively.

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

        In some instances, typically within the Company's Towers and Weldments segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognition. The Company recognizes revenue under these arrangements only when the buyer requests the bill and hold arrangement, a fixed schedule for delivery exists, the ordered goods are segregated from inventory and not available to fill other orders and the goods are complete and ready for shipment. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

Cost of Sales

        Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include operation, repair and maintenance of equipment, direct and indirect labor and benefit costs, insurance, equipment rentals, freight in and depreciation. Freight out to customers is at times classified as a selling expense and is then excluded from cost of sales. For the years ended December 31, 2011, 2010 and 2009, freight out included in selling, general and administrative expenses was $303, $0 and $104, respectively.

Accounts Receivable

        The Company generally grants uncollateralized credit to customers on an individual basis based upon the customer's financial condition and credit history. Credit is typically on net 30-day terms and customer deposits are frequently required at various stages of the production process to minimize credit risk.

        Historically, the Company's accounts receivable are highly concentrated with a select number of customers. During the year ended December 31, 2011, the Company's five largest customers accounted for 76% of its consolidated revenues and 62% of outstanding account receivable balances, compared to the year ended December 31, 2010 when the Company's five largest customers accounted for 78% of its consolidated revenues and 79% of its outstanding account receivable balances.

Allowance for Doubtful Accounts

        Based upon past experience and judgment, the Company establishes an allowance for doubtful accounts with respect to accounts receivable. The Company's standard allowance estimation methodology considers a number of factors that, based on its collections experience, the Company believes will have an impact on its credit risk and the realizability of its accounts receivable. These factors include individual customer circumstances, history with the Company and other relevant criteria. Accounts receivable balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

        The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the realizability of its accounts receivable, as noted above, or modifications to the Company's credit standards, collection practices and other related policies may impact its allowance for doubtful accounts and its financial results. Bad debt expense for the years ended December 31, 2011, 2010 and 2009 was $1,036, $1,011 and $1,438, respectively.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined either based on the first-in, first-out ("FIFO") basis, or on a standard cost basis that approximates the FIFO method. Market is determined based on net realizable value. Any excess of cost over market value is included in the Company's inventory allowance. Market value of inventory, and management's judgment of the need for reserves, encompasses consideration of other business factors including physical condition, inventory holding period, contract terms and usefulness.

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

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and an accelerated method for income tax reporting purposes. Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $13,675, $13,470 and $13,172, respectively. Expenditures for additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the useful lives of the respective assets are expensed as incurred. The Company capitalizes interest costs incurred on indebtedness used to construct property and equipment. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Interest cost capitalized was $0, $74 and $465 for the years ended December 31, 2011, 2010 and 2009, respectively. Property or equipment sold or disposed of is removed from the respective property accounts, with any corresponding gains and losses recorded to other income or expense in the Company's consolidated statement of operations.

Intangible and Other Long-lived Intangible Assets

        The Company reviews intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Recoverability is measured by comparing the assets' carrying amounts to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment recognized is measured based on the amount by which the carrying amount of the assets exceeds the fair value.

Warranty Liability

        The Company provides warranty terms that generally range from one to seven years for various products and services relating to workmanship and materials supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. The changes in the carrying amount of the

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's total product warranty liability for the years ended December 31, 2011, 2010 and 2009 were as follows:

	As of December 31,
	2011	2010	2009
Balance, beginning of year	$1,071	$918	$890
Warranty expense	210	1,110	591
Warranty claims	(298)	(957)	(563)

Balance, end of year	$983	$1,071	$918

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

        In connection with the preparation of its consolidated financial statements, the Company is required to estimate its income tax liability for each of the tax jurisdictions in which the Company operates. This process involves estimating the Company's actual current income tax expense and assessing temporary differences resulting from differing treatment of certain income or expense items for income tax reporting and financial reporting purposes. The Company also recognizes as deferred income tax assets the expected future income tax benefits of net operating loss carryforwards. In evaluating the realizability of deferred income tax assets associated with net operating loss carryforwards, the Company considers, among other things, expected future taxable income, the expected timing of the reversals of existing temporary reporting differences and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Changes in, among other things, income tax legislation, statutory income tax rates or future taxable income levels could materially impact the Company's valuation of income tax assets and liabilities and could cause its income tax provision to vary significantly among financial reporting periods.

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

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation

        The Company grants incentive stock options and restricted stock units to certain officers, directors, employees and consultants. The Company accounts for share-based compensation related to these awards based on the estimated fair value of the equity award and recognizes expense ratably over the vesting term of the award. See Note 16 "Share-Based Compensation" of these consolidated financial statements for further discussion of the Company's share-based compensation plans, the nature of share-based awards issued and the Company's accounting for share-based compensation.

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

2. EARNINGS PER SHARE

        The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 as follows:

	For the Years Ended December 31,
	2011	2010	2009
Basic earnings per share calculation:
Net loss to common stockholders	$(21,948)	$(85,175)	$(110,119)
Weighted average common shares outstanding	116,170	106,272	96,574
Basic net loss per share	$(0.19)	$(0.80)	$(1.14)
Diluted earnings per share calculation:
Net loss to common stockholders	$(21,948)	$(85,175)	$(110,119)
Weighted average common shares outstanding	116,170	106,272	96,574
Common stock equivalents:
Stock options and non-vested stock awards(1)	—	—	—

Weighted average common shares outstanding	116,170	106,272	96,574
Diluted net loss per share	$(0.19)	$(0.80)	$(1.14)

(1)
Stock options and restricted stock units granted and outstanding of 4,921,414; 1,630,095; and 1,681,314 as of December 31, 2011, 2010 and 2009, respectively, are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company's net loss for these respective years.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

3. DISCONTINUED OPERATIONS

        In December 2010, the Company's Board of Directors approved a plan to divest the Company's wholly owned subsidiary Badger Transport, Inc. ("Badger"), which formerly comprised its Logistics segment. The adverse effects of rail providers entering the heavy haul market for wind energy components as well as the effects of the global economic downturn resulted in continued operating losses at Badger. Badger's intercompany revenues and expenses were not significant in the years ended December 31, 2011, 2010 or 2009. During the fourth quarter of 2010, the Company recorded an asset impairment charge of approximately $10,020 (pre-tax) to reduce the carrying value of the net assets held for sale to estimated fair value, and there were no material adjustments to that charge in 2011. The impairment charge is included in "Loss before provision (benefit) for income taxes" in the table below.

        In March 2011, the Company completed the sale of Badger to BTI Logistics, LLC ("BTI Logistics"). Proceeds from the sale included approximately $800 in cash, a $1,500 secured promissory note payable in quarterly installments of $125 beginning September 30, 2011, and 100,000 shares of Broadwind common stock held by the buyer. The purchase price is subject to final working capital adjustments and certain contingencies and indemnifications. In addition, BTI Logistics assumed approximately $2,600 of debt and capital leases, plus approximately $1,600 of operating lease obligations.

        As of December 31, 2010, the assets and liabilities of Badger were reflected as held for sale. At December 31, 2010 these balances consisted of $1,847 of current assets, $6,847 of total assets, $1,775 of current liabilities, and $4,221 of total liabilities. These balances were eliminated as of the end of the first quarter of 2011 in conjunction with the Badger sale. Results of operations for Badger, which are reflected as discontinued operations in the Company's consolidated statements of income for the twelve months ended December 31, 2011, 2010 and 2009, were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Revenues	$435	$9,925	$13,033
Loss before provision (benefit) for income taxes	(1,205)	(15,730)	(3,734)
Income tax provision (benefit)	1	(308)	(641)

Loss from discontinued operations	$(1,206)	$(15,422)	$(3,093)

4. RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2010, the FASB issued Accounting Standards Update ("ASU") 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ("ASU 2010-20"). ASU 2010-20 requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosures about credit quality indicators, past due information and modifications of financing receivables. The Company has adopted this standard as of January 1, 2011 and it had no material impact on the Company's consolidated financial condition, results of operations or cash flows.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The activity in the accounts receivable allowance from continuing operations for the years ended December 31, 2011, 2010 and 2009 consists of the following:

	For the Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$489	$1,631	$1,383
Bad debt expense	1,036	1,011	1,438
Write-offs	(1,087)	(2,125)	(395)
Other adjustments	—	(28)	(795)

Balance at end of year	$438	$489	$1,631

6. INVENTORIES

        The components of inventories from continuing operations as of December 31, 2011 and 2010 are summarized as follows:

	As of December 31,
	2011	2010
Raw materials	$11,943	$9,359
Work-in-process	7,437	5,869
Finished goods	4,921	3,481

	24,301	18,709
Less: Reserve for excess and obsolete inventory	(946)	(970)

Net inventories	$23,355	$17,739

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

7. PROPERTY AND EQUIPMENT

        The cost basis and estimated lives of property and equipment from continuing operations as of December 31, 2011 and 2010 are as follows:

	As of December 31,
	2011	2010	Life
Land	$2,352	$4,191
Buildings	23,574	23,574	39 years
Machinery and equipment	101,510	100,153	2-10 years
Office furniture and equipment	2,205	2,319	3-7 years
Leasehold improvements	3,565	2,457	Asset life or life of lease
Construction in progress	4,285	11,650

	137,491	144,344
Less-accumulated depreciation	(49,725)	(38,027)

	$87,766	$106,317

        In the first quarter of 2010, the Company completed construction of a third wind tower manufacturing facility in Brandon, South Dakota (the "Brandon Facility"), but the Company has never commenced production at this facility. Following the Company's strategic planning meetings that took place in fourth quarter of 2010, the Company concluded it would be difficult or impossible to operate this facility in a profitable or cost-effective manner at expected production levels. In connection with this determination, during the fourth quarter of 2010, the Company recorded an impairment charge of $13,326 to reduce the carrying value of the assets to fair value. The impairment charge was included in impairment charges in the consolidated statements of operations. The Company estimated the fair value of these assets primarily based on independent appraisals.

        In conjunction with the Company's third quarter 2011 decision to sell the Brandon Facility referenced in Note 20, "Restructuring" of these consolidated financial statements, the Company has reclassified the land, building and fixtures valued at $8,000 from Property and Equipment to Assets Held for Sale. The Company reviewed the value of the Brandon Facility assets through the date of this Annual Report on Form 10-K and determined that no further impairment charges were required. The Company expects to sell the Brandon Facility within the next twelve months.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

8. INTANGIBLE ASSETS

        As of December 31, 2011 and 2010, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	December 31, 2011					December 31, 2010
	Cost	Accumulated Amortization	Impairment Charge	Net Book Value	Weighted Average Amortization Period	Cost	Accumulated Amortization	Impairment Charge	Net Book Value	Weighted Average Amortization Period
Intangible assets:
Customer relationships	$3,979	$(1,084)	$—	$2,895	10.8	$28,679	$(7,529)	$(17,796)	$3,354	10.8
Trade names	7,999	(1,680)	—	6,319	20.0	9,789	(1,530)	(1,540)	6,719	20.0

Intangible assets	$11,978	$(2,764)	$—	$9,214	17.0	$38,468	$(9,059)	$(19,336)	$10,073	17.0

        The Company reviews intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. During the fourth quarter of 2011, the Company identified triggering events associated with the Company's current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets. Based upon the Company's assessment, no impairment to these assets was identified as of December 31, 2011. In the future, asset recoverability will be measured by comparing the assets' carrying amounts to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment recognized is measured based on the amount by which the carrying amount of the assets exceeds the fair value.

        During the fourth quarter of 2010, the Company identified triggering events associated with the Company's current period operating loss, its history of continued operating losses and its revised projections of operating results and cash flows developed as part of the strategic planning process. As a result, the Company tested its intangible and other long-lived assets for impairment. The decline in the Company's estimates of future operating results and corresponding cash flows indicated that the fair value of these assets was less than the carrying value. Accordingly, the Company recorded an impairment charge of $22,890 related to the Services segment. The impairment was allocated as follows: customer relationships $17,796: trade name $1,540; and property and equipment $3,554.

        Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. Amortization expense was $859, $2,992 and $9,524 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, estimated future amortization expense is as follows:

2012	$859
2013	859
2014	859
2015	859
2016	859
2017 and thereafter	4,919

Total	$9,214

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

9. ACCRUED LIABILITIES

        Accrued liabilities as of December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
Accrued payroll and benefits	$2,762	$2,845
Accrued property taxes	250	387
Income taxes payable	386	401
Accrued professional fees	433	211
Accrued warranty liability	983	1,071
Accrued environmental reserve	—	675
Accrued other	935	925

Total accrued liabilities	$5,749	$6,515

10. DEBT AND CREDIT AGREEMENTS

        The Company's outstanding debt balances as of December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
Term loans and notes payable	6,999	11,248
Less—Current portion	(2,202)	(1,577)

Long-term debt, net of current maturities	$4,797	$9,671

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

10. DEBT AND CREDIT AGREEMENTS (Continued)

        As of December 31, 2011, future annual principal payments on the Company's outstanding debt obligations were as follows:

2012	$2,202
2013	1,390
2014	493
2015	188
2016	46
2017 and thereafter	2,680

Total	$6,999

Credit Facilities

Investors Community Bank Loans

        On April 7, 2008, the Company's wholly-owned subsidiary R.B.A. Inc. ("RBA") executed four promissory notes with Investors Community Bank ("ICB") in the aggregate principal amount of approximately $3,781. Three of these notes were term notes, with initial principal balances totaling $2,049, bearing interest at fixed rates ranging from 5.65% to 6.85% per annum, with maturities ranging from October 2012 to April 2013 (collectively, the "ICB Notes"). The fourth note was a line of credit note, which has been repaid in full.

        Pursuant to the merger of RBA into the Company's wholly-owned subsidiary Broadwind Towers, Inc. (f/k/a Tower Tech Systems, Inc.) ("Broadwind Towers") on December 31, 2009, the loans evidenced by the ICB Notes (collectively, the "ICB Loans") were modified pursuant to a Master Amendment among ICB, Broadwind Towers and the Company (as guarantor) (the "Master Amendment"). Under the terms of the Master Amendment, Broadwind Towers agreed to a number of security and financial covenants. As the outstanding balances under the ICB Loans have declined, certain of these requirements have been removed through subsequent amendments of the Master Amendment. The remaining security requirements are that Broadwind Towers maintain a depository relationship of not less than $700 with ICB and maintain a debt service ratio of not less than 1.25 to 1.0 at all times. The ICB Loans are also secured by a mortgage on a facility owned by Broadwind Towers in Clintonville, Wisconsin, and a guarantee by the Company. As of December 31, 2011, (i) the total amount of outstanding indebtedness under the ICB Notes was $1,101, (ii) the effective per annum interest rate under the ICB Notes was 5.75%, and (iii) Broadwind Towers was in compliance with all covenants under the documents evidencing and securing the ICB Loans.

Great Western Bank Loan

        On April 28, 2009, Broadwind Towers entered into a Construction Loan Agreement with Great Western Bank ("GWB"), pursuant to which GWB agreed to provide up to $10,000 in financing (the "Construction Loan") to fund construction of the Brandon Facility. Pursuant to a Change in Terms Agreement dated April 5, 2010 between GWB and Broadwind Towers, the Construction Loan was

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

10. DEBT AND CREDIT AGREEMENTS (Continued)

converted to a term loan (the "GWB Term Loan") providing for monthly payments of principal plus interest, extending the maturity date to November 5, 2016, reducing the principal amount to $6,500, and changing the per annum interest rate to 8.5%.

        The GWB Term Loan is secured by a first mortgage on the Brandon Facility and all fixtures and proceeds relating thereto, pursuant to a Mortgage and a Commercial Security Agreement, each between Broadwind Towers and GWB, and by a Commercial Guaranty from the Company. In addition, the Company has agreed to subordinate all intercompany debt with Broadwind Towers to the GWB Term Loan. The GWB Term Loan contains representations, warranties and covenants that are customary for a term financing arrangement and contains no financial covenants. As of December 31, 2011, the total outstanding indebtedness under the GWB Term Loan was $4,833, which is recorded as Liabilities Held for Sale within the consolidated balance sheet.

Wells Fargo Account Purchase Agreements

        On September 29, 2010, the Company's wholly-owned subsidiaries Broadwind Towers, Brad Foote Gear Works, Inc. ("Brad Foote"), Broadwind Services, LLC f/k/a Energy Maintenance Service, LLC ("Broadwind Services), (collectively, the "Subsidiaries"), and Badger entered into account purchase agreements (the "AP Agreements") with Wells Fargo Business Credit, a division of Wells Fargo Bank, N.A. ("Wells Fargo"). Under the AP Agreements, when requested by the Company, Wells Fargo will advance funds against certain receivables arising from sales of the Subsidiaries' products and services. In connection with the entry into the AP Agreements, the Company and each Subsidiary executed guaranties (including cross-guaranties) in favor of Wells Fargo. With respect to the Subsidiaries, the AP Agreements contain provisions providing for cross-defaults and cross-collateralization. In addition, each Subsidiary has granted to Wells Fargo a security interest against all financed receivables and related collateral. Prior to entering into the AP Agreements, there was no material relationship between the Company, the Subsidiaries and Wells Fargo.

        Under the terms of the AP Agreements, when requested by the Company, Wells Fargo will advance approximately 80% of the face value of eligible receivables to the Subsidiaries. Wells Fargo will have full recourse to the Subsidiaries for collection of the financed receivables. The aggregate facility limit of the AP Agreements is $10,000. For Wells Fargo's services under the AP Agreements, the Subsidiaries have agreed to pay Wells Fargo (i) a floating discount fee of the then-prevailing LIBOR plus 3.75% per annum on the sum of the outstanding financed accounts, (ii) an annual facility fee of 1% of the aggregate facility limit, and (iii) an annual unused line fee of 0.042% on the portion of the credit facility which is unused. The initial term of the AP Agreements ends on September 29, 2013. If the AP Agreements are terminated prior to this date, an early termination fee of up to 2% of the aggregate facility limit may apply.

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

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

10. DEBT AND CREDIT AGREEMENTS (Continued)

        On October 19, 2011 the AP Agreements were amended to modify the month-end minimum total cash balance requirement from $5,000 to the greater of $2,000 or the outstanding purchased amount, not to exceed $5,000.

        During 2011, the Company financed approximately $981 of accounts receivable with Wells Fargo. At December 31, 2011, $523 of financed receivables remained outstanding, and the Subsidiaries had the ability to draw up to $9,477, subject to maintaining a month-end minimum total cash balance of $2,000.

Selling Shareholder Notes

        On May 26, 2009, the Company entered into a settlement agreement (the "Settlement Agreement") with the former owners of Brad Foote, including J. Cameron Drecoll, who served as the Company's Chief Executive Officer and a member of its Board of Directors until December 1, 2010. The Settlement Agreement related to the post-closing escrow established in connection with the Company's acquisition of Brad Foote. Under the terms of the Settlement Agreement, among other terms, the Company issued three promissory notes to the former owners in the aggregate principal amount of $3,000 (the "Selling Shareholder Notes"). The Selling Shareholder Notes issued to the former owners other than Mr. Drecoll mature on May 28, 2012 and bear interest at a rate of 7% per annum, with interest payments due quarterly. The Selling Shareholder Note issued to Mr. Drecoll in the principal amount of $2,320 pursuant to the terms of the Settlement Agreement (the "Drecoll Note") also was originally scheduled to mature on May 28, 2012 and bore interest at a rate of 7% per annum, with interest payments due quarterly; however, effective as of July 1, 2011, the Drecoll Note was amended and restated to effect the following modifications: (i) the maturity date was changed to January 10, 2014; (ii) the interest rate was changed to 9% per annum; and (iii) the payment schedule was changed to quarterly payments of principal and interest, such that the Drecoll Note is now self-amortizing with payments that commenced in the fourth quarter of 2011. The Company agreed to pay Mr. Drecoll a restructuring fee in the amount of $10 in connection with the restructuring of the Drecoll Note. As of December 31, 2011, principal of $2,791 and accrued interest of $59 were outstanding under the Selling Shareholder Notes.

Other

        Included in Long Term Debt, Net of Current Maturities is $2,280 associated with the New Markets Tax Credit Agreement described further in described in Note 19, "New Markets Tax Credit" of these consolidated financial statements.

11. LEASES

        The Company leases various property and equipment under operating lease arrangements. Lease terms generally range from 3 to 15 years with renewal options for extended terms. The Company is required to make additional payments under certain property leases for taxes, insurance and other operating expenses incurred during the operating lease period. Rental expense for the years ended December 31, 2011, 2010 and 2009 was $4,779, $4,289 and $4,510, respectively.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

11. LEASES (Continued)

        In addition, the Company has entered into capital lease arrangements to finance property and equipment and assumed capital lease obligations in connection with certain acquisitions. The cost basis and accumulated depreciation of assets recorded under capital leases, which are included in property and equipment, are as follows as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Cost	$6,264	$6,154
Accumulated depreciation	(1,903)	(1,317)

Net book value	$4,361	$4,837

        Depreciation expense recorded in connection with assets recorded under capital leases was $620, $624 and $626 for the years ended December 31, 2011, 2010 and 2009, respectively.

        As of December 31, 2011, future minimum lease payments under capital leases and operating leases are as follows:

	Capital Leases	Operating Leases	Total
2012	$1,091	$3,588	$4,679
2013	944	3,132	4,076
2014	35	2,803	2,838
2015	46	2,235	2,281
2016		2,265	2,265
2017 and thereafter		22,644	22,644

Total	2,116	$36,667	$38,783

Less—portion representing interest at a weighted average annual rate of 8.6%	(176)

Principal	1,940
Less—current portion	(965)

Capital lease obligations, noncurrent portion	$975

12. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

        The Company issued purchase commitments in connection with equipment purchases for its wind tower manufacturing facility located in Brandon, South Dakota. As of December 31, 2011, outstanding purchase commitments totaled approximately $390. The Company expects that these commitments will be fully satisfied in 2012.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

12. COMMITMENTS AND CONTINGENCIES (Continued)

Legal Proceedings

        From time to time, the Company is subject to legal proceedings or claims arising from its normal course of operations. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of December 31, 2011, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company's financial condition or results of operations, although no assurance can be given with respect to the ultimate outcome of pending actions. Refer to Note 22 "Legal Proceedings" of these consolidated financial statements for further discussion of legal proceedings.

Environmental Compliance and Remediation Liabilities

        The Company's operations and products are subject to a variety of environmental laws and regulations in the jurisdictions in which the Company operates and sells products governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous materials, soil and groundwater contamination, employee health and safety, and product content, performance and packaging. Also, certain environmental laws can impose the entire cost or a portion of the cost of investigating and cleaning up a contaminated site, regardless of fault, upon any one or more of a number of parties, including the current or previous owners or operators of the site. These environmental laws also impose liability on any person who arranges for the disposal or treatment of hazardous substances at a contaminated site. Third parties may also make claims against owners or operators of sites and users of disposal sites for personal injuries and property damage associated with releases of hazardous substances from those sites. Refer to Note 22 "Legal Proceedings" of these consolidated financial statements for further discussion of environmental compliance and remediation liabilities.

Collateral

        In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Warranty Liability

        The Company provides warranty terms that generally range from one to seven years for various products and services relating to workmanship and materials supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions.

Liquidated Damages

        In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

12. COMMITMENTS AND CONTINGENCIES (Continued)

Sale-Leaseback Transactions

        During 2009, the Company entered into sale-leaseback agreements whereby certain owned equipment was sold to a third party financing company in exchange for cash and the Company subsequently entered into an equipment lease agreement with the purchaser. The primary purpose of these arrangements was to provide additional liquidity to meet working capital requirements. Based on the terms of the lease agreements, the leases were classified as operating leases. In addition, the sale of the assets resulted in a gain which is being amortized to other income in the Company's statement of operations over the life of the operating leases. As of December 31, 2011, the minimum monthly payments due under these lease agreements totaled $85.

Other

        Collective bargaining agreements have been ratified by collective bargaining units in place at the Company's Cicero and Neville Island facilities and expire in February 2014 and October 2012, respectively. As of December 31, 2011, the Company's collective bargaining units represented approximately 23% of its workforce.

        On July 20, 2011, the Company entered into a strategic financing agreement including the following third parties: AMCREF, a registered community development entity and Capital One, National Association ("Capital One"). This agreement allows the Company to receive below market interest rate funds through the New Markets Tax Credit program, see Note 19, "New Markets Tax Credit Transaction" of these consolidated financial statements. Under the New Markets Tax Credit program, the gross loan and investment in the Company's Abilene, Texas gearbox facility of $10,000 generates $3,900 in tax credits over a period of seven years, which the financing agreement makes available to Capital One. The gearbox facility must operate and be in compliance with the terms and conditions of the agreement during the seven year compliance period, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with this arrangement.

13. FAIR VALUE MEASUREMENTS

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

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

13. FAIR VALUE MEASUREMENTS (Continued)

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

Assets measured at fair value on a nonrecurring basis

        The fair value measurement approach for long-lived assets utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the Company's future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and a market-based approach based on the Company's market capitalization, and other subjective assumptions. During the fourth quarter of 2011, the Company identified triggering events associated with the Company's current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company's assessment, no impairment to these assets was identified as of December 31, 2011.

        Upon completion of its 2009 impairment analysis, the Company determined that the carrying value of its goodwill and intangible assets exceeded their fair value. Accordingly, the Company recorded goodwill and intangible impairment charges of $24,269 and $57,942, respectively, to properly reflect the carrying value of these assets.

        Upon completion of its 2010 impairment analysis, the Company determined that the carrying value of its goodwill and intangible assets exceeded their fair value. Accordingly, the Company recorded goodwill and intangible impairment charges of $4,561 and $19,336, respectively, to properly reflect the carrying value of these assets. In addition, the Company recorded an impairment charge to fixed assets of $13,326 related to its Brandon, South Dakota tower manufacturing facility, and $3,554 related to property and equipment at its Services segment. The following table presents the fair value

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

13. FAIR VALUE MEASUREMENTS (Continued)

measurements of the Company's nonrecurring assets for continuing operations as of December 31, 2010:

Description	Year Ended 12/31/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Goodwill	$—	$—	$—	$—	$(4,561)
Intangible assets, net	10,073	—	—	10,073	(19,336)
Property and equipment, net	106,317	—	—	106,317	(16,880)

					$(40,777)

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

14. INCOME TAXES

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

        The provision for income taxes for the years ended December 31, 2011, 2010 and 2009 consists of the following:

	For the Years Ended December 31,
	2011	2010	2009
Current provision
Federal	$—	$—	$—
Foreign	5	4	—
State	63	62	(37)

Total current provision	68	66	(37)

Deferred credit
Federal	(9,149)	(23,871)	(38,143)
State	(1,222)	(6,076)	(5,612)

Total deferred credit	(10,371)	(29,947)	(43,755)

Increase in deferred tax valuation allowance	10,371	29,721	42,845

Total provision (benefit) for income taxes	$68	$(160)	$(947)

        The increase in the deferred tax valuation allowance was $10,371, $29,721 and $42,845 for the years ended December 31, 2011, 2010 and 2009, respectively. The change in the deferred tax valuation allowance in 2011 was the result of an increase to the deferred tax assets pertaining to additional federal and state net operating losses. The change in the deferred tax valuation allowance in 2010 was the result of a significant increase to deferred tax assets in connection with the impairment of goodwill and intangible assets, and additional federal and state net operating losses.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

14. INCOME TAXES (Continued)

        The tax effects of the temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of December 31,
	2011	2010
Current deferred income tax assets:
Accrual and reserves	$3,526	$2,598

Total current deferred tax assets	3,526	2,598
Valuation allowance	(3,526)	(2,598)

Current deferred tax assets, net of valuation allowance	—	—
Noncurrent deferred income tax assets:
Net operating loss carryforwards	$55,397	$45,387
Intangible assets	36,570	40,248
Other	110	100

Total noncurrent deferred tax assets	92,077	85,735
Valuation allowance	(88,165)	(80,619)

Noncurrent deferred tax assets, net of valuation allowance	3,912	5,116
Noncurrent deferred income tax liabilities:
Fixed assets	$(3,912)	$(5,116)
Intangible assets	—	—

Total noncurrent deferred tax liabilities	(3,912)	(5,116)

Net deferred income tax liability	$—	$—

        Valuation allowances of $91,691 and $83,217 have been provided for deferred income tax assets for which realization is uncertain as of December 31, 2011 and 2010, respectively. A reconciliation of the beginning and ending amounts of the valuation was as follows:

Valuation allowance as of December 31, 2010	$(83,217)
Gross increase for current year activity	(8,474)

Valuation allowance as of December 31, 2011	$(91,691)

        As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately $136,189 expiring in various years through 2031. The majority of the net operating loss carry forwards will expire in 2028, 2029, 2030 and 2031.

        As of December 31, 2011, the Company had unapportioned state net operating losses in the aggregate of approximately $136,189 expiring in various years from 2021 through 2031 based upon various net operating loss periods as designated by the different taxing jurisdictions.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

14. INCOME TAXES (Continued)

        The reconciliation of the tax (benefit) provision computed at the statutory rate to the effective tax rate is as follows:

	For the Year Ended December 31,
	2011	2010	2009
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	5.0	3.2	3.4
Permanent differences	(1.5)	(0.5)	(0.3)
Change in valuation allowance	(38.7)	(37.5)	(37.4)
Change in uncertain tax positions	(0.1)	—	(0.1)
Other	—	0.1	0.3

Effective income tax rate	(0.3)%	0.3%	0.9%

        The Company accounts for the uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken, or expected to be taken, in a tax return that is required to be met before being recognized in the financial statements. The changes in the Company's uncertain income tax positions for the years ended December 31, 2011 and 2010 consisted of the following:

	For the Year Ended December 31,
	2011	2010
Beginning balance	$382	$349
Tax positions related to current year:
Additions	—	—
Reductions	—	—

	—	—
Tax positions related to prior years:
Additions	35	33
Reductions	—	—
Settlements	—	—
Lapses in statutes of limitations	—	—
Additions from current year acquisitions	—	—

	35	33

Ending balance	$417	$382

        The amount of unrecognized tax benefits at December 31, 2011 that would affect the effective tax rate if the tax benefits were recognized was $417.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

14. INCOME TAXES (Continued)

        It is the Company's policy to include interest and penalties in tax expense. During the years ended December 31, 2011 and 2010, the Company recognized and accrued approximately $35 and $32, respectively, of interest and penalties.

        The Company files income tax returns in the U.S. federal and state jurisdictions. As of December 31, 2011, open tax years in the federal and some state jurisdictions date back to 1996 due to the taxing authorities' ability to adjust operating loss carryforwards. During 2011, the Company closed an audit initiated by the Internal Revenue Service of its federal tax returns for the tax years ended December 31, 2008 and 2009. Although these periods have been audited, they continue to remain open until all net operating losses generated in those tax years have been utilized or expire.

        The Company does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next 12 months. However, Section 382 of the Internal Revenue Code of 1986, as amended (the "IRC"), generally imposes an annual limitation on the amount of net operating loss carryforwards and associated built-in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company's ability to utilize net operating loss carryforwards and built-in losses may be limited, under this section or otherwise, by the Company's issuance of common stock or by other changes in stock ownership. Upon completion of the Company's analysis of IRC Section 382, the Company has determined that aggregate changes in stock ownership have triggered an annual limitation of net operating loss carryforwards and built-in losses available for utilization. Although this event limits the amount of pre-ownership change date net operating loss and built-in losses the Company can utilize annually, it would not preclude the Company from fully utilizing its current carryforwards prior to their expiration. To the extent the Company's use of net operating loss carryforwards and associated built-in losses is significantly limited in the future due to additional changes in stock ownership, the Company's income could be subject to U.S. corporate income tax earlier than it would if the Company were able to use net operating loss carryforwards and built-in losses without such annual limitation, which could result in lower profits and the loss of benefits from these attributes.

15. STOCKHOLDERS' EQUITY

        On September 21, 2011, the Company completed a public offering of its common stock, par value $0.001 per share, at an offering price of $0.40 per share. In the offering, the Company sold 32,500,000 newly issued shares of its common stock for approximately $12,155 in proceeds, after deducting underwriting discounts, but before deducting other offering related costs. In connection with the offering, the Company incurred $458 in costs associated with professional and other offering related expenses, which have been netted against the proceeds received in additional paid-in capital in the Company's consolidated balance sheet as of December 31, 2011.

16. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plan

        The Company grants incentive stock options and other equity awards pursuant to the Amended and Restated Broadwind Energy, Inc. 2007 Equity Incentive Plan (the "EIP"), which was approved by

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

16. SHARE-BASED COMPENSATION (Continued)

the Company's Board of Directors in October 2007 and by the Company's stockholders in June 2008. The EIP has been amended periodically since its original approval. Specifically, the EIP was amended by the Company's stockholders in June 2009 to increase the number of shares of common stock authorized for issuance under the EIP, and the EIP was further amended and restated in March 2011 by the Company's Board of Directors to limit share recycling under the EIP, to include a minimum vesting period for time-vesting restricted stock awards and restricted stock units and to add a clawback provision. As amended, the EIP reserves 5,500,000 shares of the Company's common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of December 31, 2011, the Company had reserved 1,275,115 shares for the exercise of stock options outstanding, 3,646,299 shares for restricted stock unit awards outstanding and 62,119 additional shares for future stock awards under the EIP. As of December 31, 2011, 516,467 shares of common stock reserved for stock options and restricted stock unit awards under the EIP have been issued in the form of common stock.

        Stock Options.    The exercise price of stock options granted under the EIP is equal to the closing price of the Company's common stock on the date of grant. Stock options generally become exercisable on the anniversary of the grant date, with vesting terms that may range from one to five years from the date of grant. Additionally, stock options expire ten years after the date of grant. If a plan participant's employment is terminated during the vesting period, he or she forfeits the right to unvested stock option awards. The fair value of stock options granted is expensed ratably over their vesting term.

        Restricted Stock.    The granting of restricted stock units is provided for under the EIP. Restricted stock units generally vest on the anniversary of the grant date, with vesting terms that range from immediate vesting to five years from the date of grant. The fair value of each unit granted is equal to the closing price of the Company's common stock on the date of grant and is expensed ratably over the vesting term of the restricted stock award. If a plan participant's employment is terminated during the vesting period, he or she forfeits the right to any unvested portion of the restricted stock units.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

16. SHARE-BASED COMPENSATION (Continued)

        Stock option activity during the years ended December 31, 2011, 2010 and 2009 under the EIP was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2008	2,030,000	$11.60
Granted	209,193	7.66
Exercised	(91,940)	7.34
Forfeited	(723,257)	12.05
Cancelled	(21,833)	10.23

Outstanding as of December 31, 2009	1,402,163	$11.08

Granted	464,828	3.65
Exercised	—	—
Forfeited	(647,766)	9.37
Cancelled	(302,032)	10.37

Outstanding as of December 31, 2010	917,193	$8.75

Granted	447,255	1.36
Exercised	—	—
Forfeited	(63,500)	9.96
Cancelled	(25,833)	13.26

Outstanding as of December 31, 2011	1,275,115	$6.01	8.08 years	$—

Exercisable as of December 31, 2011	388,296	$10.30	7.02 years	$—

        The following table summarizes information with respect to all outstanding and exercisable stock options under the EIP as of December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of options outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$1.35 - $7.78	855,315	$2.47	8.8 years	114,796	$4.15
$8.00 - $12.85	259,800	10.25	6.5 years	177,500	10.11
$17.80 - $18.20	160,000	18.00	6.6 years	96,000	18.00

	1,275,115	$4.02		388,296	$6.00

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

16. SHARE-BASED COMPENSATION (Continued)

        The following table summarizes information with respect to outstanding restricted stock units as of December 31, 2011, 2010 and 2009:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2008	127,500	$10.71
Granted	367,215	$6.86
Vested	(176,663)	$5.79
Forfeited	(38,901)	$9.63

Outstanding as of December 31, 2009	279,151	$8.76

Granted	709,373	$3.12
Vested	(143,485)	$5.71
Forfeited	(132,137)	$6.95

Outstanding as of December 31, 2010	712,902	$4.09

Granted	3,211,744	$0.95
Vested	(187,704)	$4.09
Forfeited	(90,643)	$4.58

Outstanding as of December 31, 2011	3,646,299	$1.32

        The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company's determination of the fair value of each stock option is affected by its stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2011, 2010 and 2009, and assumptions used to value stock options, are as follows:

	For the Years Ended December 31,
	2011	2010	2009
Dividend yield	—	—	—
Risk-free interest rate	2.6%	2.5%	2.6%
Weighted average volatility	96.1%	91.5%	85.0%
Expected life (in years)	6.3	6.3	6.5
Weighted average grant date fair value per share of options granted	$1.07	$2.75	$5.64

        Dividend yield is zero as the Company currently does not pay a dividend.

        Risk-free rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the award.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

16. SHARE-BASED COMPENSATION (Continued)

        During the years ended December 31, 2011 and 2010, the Company utilized a standard volatility assumption of 96.1% and 91.5%, respectively, for estimating the fair value of stock options awarded based on comparable volatility averages for the energy related sector.

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

        During the years ended December 31, 2011 and 2010, the Company utilized a forfeiture rate of 25% for estimating the forfeitures of stock options granted.

        The following table summarizes share-based compensation expense included in the Company's consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 as follows:

	For the Years Ended December 31,
	2011	2010	2009
Share-based compensation expense:
Selling, general and administrative	$1,906	$1,668	$2,805
Income tax benefit(1)	—	—	—

Net effect of share-based compensation expense on net loss	$1,906	$1,668	$2,805

Reduction in earnings per share:
Basic and diluted earnings per share(2)	$0.02	$0.02	$0.03

(1)
Income tax benefit is not illustrated because the Company is currently operating at a loss and an actual income tax benefit was not realized for the years ended December 31, 2011, 2010 and 2009. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the valuation allowance.

(2)
Diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 does not include common stock equivalents due to their anti-dilutive nature as a result of the Company's net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

        As of December 31, 2011, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and restricted stock units, in the amount of approximately $3,539 will be recognized through the year 2015. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

17. SEGMENT REPORTING

        The Company is organized into reporting segments based on the nature of the products and services offered and business activities from which it earns revenues and incurs expenses for which discrete financial information is available and regularly reviewed by the Company's chief operating decision maker. The Company's segments and their product and service offerings are summarized below:

Towers and Weldments

        The Company manufactures towers for wind turbines, specifically the large and heavier wind towers that are designed for 2 MW and larger wind turbines. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of approximately 500 towers, sufficient to support turbines generating more than 1200 MW of power. This product segment also encompasses the manufacture of specialty fabrications and specialty weldments for mining and other industrial customers.

Gearing

        The Company engineers, builds and remanufactures precision gears and gearing systems for wind, oil and gas, mining and other industrial applications. The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment in Neville Island, Pennsylvania.

Services

        The Company offers a comprehensive range of services, primarily to wind farm developers and operators. The Company specializes in non-routine maintenance services for both kilowatt and megawatt turbines. The Company also offers comprehensive field services to the wind industry. The Company is increasingly focusing its efforts on the identification and/or development of product and service offerings which will improve the reliability and efficiency of wind turbines, and therefore enhance the economic benefits to its customers. The Company provides wind services across the U.S., with primary service locations in South Dakota and Texas. In February 2011, the Company put into operation its dedicated drivetrain service center in Abilene, Texas, which is focused on servicing the growing installed base of MW wind turbines as they come off warranty and to a limited extent, industrial gearboxes requiring precision repair and testing.

Corporate and Other

        "Corporate and Other" is comprised of adjustments to reconcile segment results to consolidated results, which primarily includes corporate administrative expenses and intercompany eliminations.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

17. SEGMENT REPORTING (Continued)

        The accounting policies of the reportable segments are the same as those referenced in Note 1, "Description of Business and Summary of Significant Accounting Policies" of these consolidated financial statements. Summary financial information by reportable segment is as follows:

	Revenues For the Years Ended			Operating (Loss) Profit For the Years Ended
	2011	2010	2009	2011	2010	2009
Segments:
Towers and Weldments	$116,926	$76,150	$93,316	$5,187	$(11,436)	$(499)
Gearing	54,296	48,996	64,518	(10,733)	(13,678)	(97,058)
Services	16,291	12,090	27,575	(5,247)	(34,747)	(610)
Corporate and Other(1)	(1,659)	(340)	(611)	(9,636)	(9,366)	(14,086)

	$185,854	$136,896	$184,798	$(20,429)	$(69,227)	$(112,253)

	Depreciation and Amortization For the Years Ended			Capital Expenditures For the Years Ended
	2011	2010	2009	2011	2010	2009
Segments:
Towers and Weldments	$3,508	$3,416	$3,393	$526	$2,113	$10,295
Gearing	9,922	9,970	15,929	287	1,398	262
Services	937	2,909	3,250	3,829	3,283	485
Corporate and Other(1)	167	168	124	66	99	229

	$14,534	$16,463	$22,696	$4,708	$6,893	$11,271

	Total Assets as of December 31,
	2011	2010
Segments:
Towers and Weldments	$69,235	$76,931
Gearing	72,699	81,336
Services	16,743	10,480
Assets held for sale	8,052	6,847
Corporate and Other(2)	6,162	7,912

	$172,891	$183,506

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

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

17. SEGMENT REPORTING (Continued)

        The Company generates revenues entirely from transactions completed in the U.S. and its long-lived assets are all located in the U.S. All intercompany revenue is eliminated in consolidation. During 2011, two customers each accounted for more than 10% of total net revenues. During the years ended December 31, 2011, 2010, and 2009, five customers accounted for 76%, 78% and 73%, respectively, of total net revenues.

18. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plans

        Prior to January 1, 2009, the Company and each of its business units had defined contribution or profit sharing 401(k) retirement savings plans with varying levels of contributions. Effective January 1, 2009, the Company replaced all of its 401(k) retirement savings plans with one defined contribution 401(k) safe harbor plan covering substantially all of the Company's non-union employees. Under this plan, an eligible employee may elect to contribute a portion of salary on a pre-tax basis, subject to federal statutory limitations. The plan requires the Company to make basic matching contributions equal to 100% of the first 3% of the eligible participant's plan compensation contributed as elective deferral contributions and 50% of the next 2% of the eligible participant's plan compensation contributed as an elective deferral contribution. Under the plan, elective deferrals and basic company matching will be 100% vested at all times. Starting in the fourth quarter of 2009 and through the first quarter of 2011, the Company funded these contributions in shares of the Company's common stock in lieu of a cash contribution. Starting in the second quarter of 2011 and through December 31, 2011, the Company resumed funding 401(k) matching contributions in cash.

        Consistent with the collective bargaining agreements in place at its two union locations, for the Company's union employees in Illinois, the Company continued its discretionary match in an amount up to 50% of each participant's first 4% of elective compensation contributed, and for the Company's union employees in Pennsylvania, the Company continued its discretionary match in an amount up to 100% of each participant's first 3% and 50% of the next 2% of elective compensation contributed.

        For the years ended December 31, 2011, 2010 and 2009, the Company recorded expense under these plans of approximately $636, $636 and $721, respectively.

Deferred Compensation Plan

        The Company maintains a deferred compensation plan for certain key employees and nonemployee directors, whereby certain wages earned, compensation for services rendered, and discretionary company-matching contributions may be deferred and deemed to be invested in the Company's common stock. Changes in the fair value of the plan liability are recorded as charges or credits to compensation expense. Compensation expense associated with the deferred compensation plan recorded during the years ended December 31, 2011, 2010, and 2009, was ($45), ($154) and $64, respectively. The fair value of the plan liability to the Company is included in accrued liabilities in the Company's consolidated balance sheets. As of December 31, 2011 and 2010, the fair value of plan liability to the Company was $39 and $61, respectively.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

18. EMPLOYEE BENEFIT PLANS (Continued)

        In addition to the employee benefit plans described above, the Company participates in certain customary employee benefits plans, including those which provide health and life insurance benefits to employees.

19. NEW MARKETS TAX CREDIT TRANSACTION

        On July 20, 2011, the Company received $2,280 in proceeds via a transaction involving tax credits linked to the Company's capital investment in its Abilene, Texas gearbox refurbishment facility (the "Gearbox Facility"). The transaction qualifies under the federal New Markets Tax Credit ("NMTC") program and included a gross loan from AMCREF Fund VII, LLC to Broadwind Services in the principal amount of $10,000, with a term of fifteen years and interest payable at the rate of 1.4% per annum, largely offset by a gross loan in the principal amount of $7,720 from the Company to COCRF Investor VIII, LLC, with a term of fifteen years and interest payable at the rate of 2.5% per annum.

        The NMTC regulations permit taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities. The program could generate $3,900 in tax credits which the Company has made available under the structure by passing them through to Capital One, National Association ("Capital One"). Most of the proceeds have been applied to the Company's recent investment in the Gearbox Facility assets and operating costs, as permitted under this program; the December 31, 2011 consolidated balance sheet has $646 in cash classified as restricted cash related to this arrangement which has yet to be used under this program.

        The Gearbox Facility must operate and be in compliance with various regulations and restrictions for the next seven years to comply with terms of the agreement, or the Company may be liable under its indemnification agreement with Capital One for the recapture of tax credits. The NMTC is subject to 100% recapture for a period of seven years as provided in the IRC. The Company does not anticipate any tax credit recapture events or that it will be required to make a payment to Capital One under the indemnification agreement.

        The Capital One contribution has been included in the Company's consolidated balance sheet at December 31, 2011. This transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One's interest. Capital One may exercise an option to put its investment and receive $130 from the Company. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company believes that Capital One will exercise the put option in 2018 at the end of the recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this structure.

        The Company has determined that two pass-through financing entities created under this structure are VIE's. The ongoing activities of the VIE's—collecting and remitting interest and fees and complying with NMTC requirements—were considered in the initial design of the transaction and are not expected to significantly affect economic performance throughout the life of the VIE's. Management also considered the contractual arrangements that obligate the Company to deliver tax

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

19. NEW MARKETS TAX CREDIT TRANSACTION (Continued)

benefits and provide various other guarantees under the transaction structure, Capital One's lack of a material interest in the underlying economics of the project, and the fact that the Company is obligated to absorb losses of the VIE's. The Company has concluded that it is required to consolidate the VIEs because the Company has both (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE.

        The $262 of issue costs paid to third parties are recorded as an offset to the related loan, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One's net contribution of $2,280 is included in Long Term Debt, Net of Current Maturities in the consolidated balance sheet. Incremental costs to maintain the structure during the compliance period will be recognized as they are incurred.

20. RESTRUCTURING

        During the third quarter of 2011, the Company conducted a review of its business strategies and product plans based on the outlook for the economy at large, the forecast for the industries it serves, and its business environment. The Company concluded that its manufacturing footprint and fixed cost base are too large and expensive for its medium-term needs and has begun restructuring its facility capacity and its management structure to consolidate and increase the efficiencies of its operations.

        The Company plans to reduce its facility footprint by approximately 30% through the sale and/or closure during the next fifteen months of facilities comprising a total of approximately 440,000 square feet. The Company believes the remaining locations will be sufficient to support its Towers and Weldments, Gearing, Services and general corporate and administrative activities, while allowing for growth for the next several years.

        As part of this plan, in the third quarter of 2011, the Company determined that its tower manufacturing facility in Brandon, South Dakota should be sold, and as a result the Company has reclassified the land, building and fixtures valued at $8,000 from Property and Equipment to Assets Held for Sale. In addition, the related indebtedness associated with this facility of $4,833 has been reclassified from Long-Term Debt Net of Current Maturities and Current Maturities of Long-Term Debt to Liabilities Held for Sale. The Company expects that this sale will be completed in the next twelve months. The Company had previously recorded an impairment charge of $13,326 in the fourth quarter of 2010 to bring these assets to fair value; no further impairment charges were recorded in 2011.

        Additional future restructuring plans were formally approved in the fourth quarter of 2011. The Company expects to incur a total of $13,600 of expenses to implement its restructuring plan. Of the total projected expenses, the Company anticipates $4,000 will consist of non-cash expenditures. The Company expects the remaining cash expenditures will be funded substantially by net proceeds from

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

20. RESTRUCTURING (Continued)

asset sales of $7,600. The table below details the Company's total expected restructuring charges as of December 31, 2011:

	2011 Actual	Total Projected
Capital Expenditures	$(5)	$(5,200)
Cash Expense
Cost of Sales	(131)	(3,400)
Selling, general, and administrative expenses	(441)	(1,000)
Non Cash Expense-Other Income (Loss)	(297)	(4,000)

	$(874)	$(13,600)

21. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

        The following table provides a summary of selected financial results of operations by quarter for the years ended December 31, 2011 and 2010 as follows:

2011	First	Second	Third	Fourth
Revenues	$43,530	$39,332	$47,899	$55,093
Gross profit	2,579	2,932	712	964
Operating loss	(3,973)	(4,311)	(6,244)	(5,901)
Loss from continuing operations, net of tax	(4,053)	(4,401)	(6,586)	(5,702)
Net loss	(5,180)	(4,458)	(6,586)	(5,724)
Loss from continuing operations per share:
Basic and Diluted	(0.04)	(0.04)	(0.06)	(0.04)
Net loss per share:
Basic and Diluted	$(0.05)	$(0.04)	$(0.06)	$(0.04)

2010	First	Second	Third	Fourth
Revenues	$21,743	$33,580	$34,022	$47,551
Gross (loss) profit	(3,496)	214	(221)	5,449
Operating loss	(12,066)	(12,198)	(7,798)	(37,165)
Loss from continuing operations, net of tax	(11,991)	(13,200)	(7,260)	(37,302)
Net loss	(14,124)	(14,181)	(8,299)	(48,571)
Loss from continuing operations per share:
Basic and Diluted	(0.11)	(0.12)	(0.07)	(0.36)
Net loss per share:
Basic and Diluted	$(0.14)	$(0.13)	$(0.08)	$(0.45)

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

22. LEGAL PROCEEDINGS

Shareholder Lawsuits

        On February 11, 2011, a putative class action was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company and certain of its current or former officers and directors. The lawsuit is purportedly brought on behalf of purchasers of the Company's common stock between March 17, 2009 and August 9, 2010. A lead plaintiff has been appointed and an amended complaint was filed on September 13, 2011. The amended complaint names as additional defendants certain of the Company's current and former directors, certain Tontine entities, and Jeffrey Gendell, a principal of Tontine. The complaint seeks to allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, and/or Section 20(a) of the Exchange Act by issuing or causing to be issued a series of allegedly false and/or misleading statements concerning the Company's financial results, operations, and prospects, including with respect to the January 2010 secondary public offering of the Company's common stock. The plaintiffs allege that the Company's statements were false and misleading because, among other things, the Company's reported financial results during the class period allegedly violated generally accepted accounting principles because they failed to reflect the impairment of goodwill and other intangible assets, and the Company allegedly failed to disclose known trends and other information regarding certain customer relationships at Brad Foote. In support of their claims, the plaintiffs rely in part upon six alleged confidential informants, all of whom are alleged to be former employees of the Company. The Company's motion to dismiss was filed on November 18, 2011, and is now fully briefed and awaiting a ruling. Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division against certain of the Company's current and former officers and directors, and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the January 2010 secondary public offering of the Company's common stock. One of the lawsuits also alleges that certain directors violated Section 14(a) of the Exchange Act in connection with the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders. Two of the matters pending in the federal court have been consolidated and the Company filed a motion to dismiss these matters on September 19, 2011, which is now fully briefed and awaiting a ruling. The Company has received a request from the Tontine defendants for indemnification in the derivative suits and the class action lawsuit and may receive additional requests for indemnification from Tontine and/or Mr. Gendell pursuant to various agreements related to shares owned by Tontine. The Company maintains directors and officers liability insurance, however, the costs of indemnification for Mr. Gendell and/or Tontine would not be covered by any Company insurance policy. Because of the preliminary nature of these lawsuits, the Company is not able to estimate a loss or range of loss, if any, that may be incurred in connection with this matter at this time.

SEC Inquiry

        In August 2011, the Company received a subpoena from the United States Securities and Exchange Commission ("SEC") seeking documents and other records related to certain accounting practices at Brad Foote. The subpoena was issued in connection with an informal inquiry that the

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

(in thousands, except share and per share data)

22. LEGAL PROCEEDINGS (Continued)

Company received from the SEC in November 2010 arising out of a whistleblower complaint received by the SEC related to revenue recognition, cost accounting and intangible and fixed asset valuations at Brad Foote. The Company has been voluntarily providing information to the SEC as a part of that inquiry and is in the process of responding to the subpoena with respect to the outstanding requests. The Company cannot currently predict the outcome of this investigation. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations. No estimate regarding the loss or range of loss, if any, that may be incurred in connection with this matter is possible at this time.

Environmental

        The Company is aware of an investigation commenced by the United States Attorney's Office, Northern District of Illinois, for potential violation of federal environmental laws. On February 15, 2011, pursuant to a search warrant, officials from the United States Environmental Protection Agency ("USEPA") entered and conducted a search of one of Brad Foote's facilities in Cicero, Illinois, in connection with the alleged improper disposal of industrial wastewater to the sewer. Also on or about February 11, 2011, in connection with the same matter, the Company received a grand jury subpoena requesting testimony and the production of certain documents relating to the facility's past compliance with certain environmental laws and regulations relating to the generation, discharge and disposal of wastewater from certain of its processes between 2004 and the present. On or about February 23, 2011, the Company received another grand jury subpoena relating to the same investigation, requesting testimony and the production of certain other documents relating to certain of the facility's employees, environmental and manufacturing processes, and disposal practices. The Company has produced e-mails, reports and correspondence as requested in response to these subpoenas. The Company has also voluntarily instituted corrective measures at the facility, including changes to its wastewater disposal practices. There can be no assurances that the conclusion of the investigation will not result in a determination that the Company has violated applicable environmental, health and safety laws and regulations. Any violations found, or any criminal or civil fines, penalties and/or other sanctions imposed could be substantial and materially and adversely affect the Company. The Company had recorded a liability of $675 at December 31, 2010, which represented the low end of its estimate of remediation-related costs and expenses; as of December 31, 2011, those initial costs have been incurred, and additional costs have been expensed as incurred. No additional remediation related expenses are anticipated or have been accrued; however, the outcome of the investigation, the liability in connection therewith, and the impact to the Company's operations cannot be predicted at this time. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations. No estimate regarding the loss or range of loss, if any, that may be incurred in connection with this matter is possible at this time.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Share Exchange Agreement dated as of November 7, 2005 among Blackfoot Enterprises, Inc. and the shareholders of Tower Tech Systems Inc. and Tower Tech Systems Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 21, 2005)
2.2
Stock Purchase Agreement dated September 13, 2007 among the Company, R.B.A. Inc. and the shareholders of R.B.A. Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 17, 2007)
2.3
Stock Purchase Agreement dated August 22, 2007 among the Company, Brad Foote Gear Works, Inc. and the shareholders of Brad Foote Gear Works, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed August 24, 2007)
2.4
Stock Purchase Agreement dated April 24, 2008 among the Company, Badger Transport, Inc. and the shareholders of Badger Transport, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 30, 2008)
2.5
Membership Interest Purchase Agreement dated December 9, 2007 among the Company, Energy Maintenance Service, LLC, Joseph A. Kolbach and the members of Energy Maintenance Service, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 13, 2007)
2.6
Amendment No. 1 to the Membership Interest Purchase Agreement dated December 9, 2007 among the Company, Energy Maintenance Service, LLC, Joseph A. Kolbach and the members of Energy Maintenance Service, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 14, 2008)
2.7
Stock Purchase Agreement dated March 4, 2011 among the Company, Badger Transport, Inc. and BTI Logistics, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 10, 2011)
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008)
3.2
Amended and Restated Bylaws of the Company, as amended and restated through November 3, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 5, 2010)
10.1
Form of Irrevocable Proxy of each of Christopher Allie, Raymond L. Brickner, III, Terence P. Fox and Daniel P. Wergin, each dated March 1, 2007, pursuant to the Securities Purchase Agreement among Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P. and Tower Tech Holdings Inc. dated March 1, 2007 (incorporated by reference to Exhibit 5 to Schedule 13D filed by Tontine Capital Partners, L.P., Tontine Capital Management, L.L.C., Tontine Capital Overseas Master Fund, L.P., Tontine Capital Overseas GP, L.L.C. and Jeffrey L. Gendell on March 5, 2007)
10.2
Proxy Agreement dated August 22, 2007 between Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P., J. Cameron Drecoll, Patrick Rosmonowski, Dennis Palmer and Noel Davis (incorporated by reference to Exhibit 4 to Schedule 13D filed by J. Cameron Drecoll on October 26, 2007)
10.3
Lease Agreement dated December 26, 2007 between Tower Tech Systems Inc. and City Centre, LLC (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)

Exhibit Number	Description
10.4	Purchase Agreement Addendum effective February 11, 2008 between Brad Foote Gear Works, Inc. and BFG Cicero LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 21, 2008)
10.5
Assignment and Assumption of Purchase Agreement effective February 11, 2008 between Brad Foote Gear Works, Inc. and 1309 South Cicero Avenue, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 21, 2008)
10.6
Purchase Agreement Addendum effective February 11, 2008 between Brad Foote Gear Works, Inc. and BFG Pittsburgh LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 21, 2008)
10.7
Assignment and Assumption of Purchase Agreement effective February 11, 2008 between Brad Foote Gear Works, Inc. and 5100 Neville Road, LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed February 21, 2008)
10.8
Securities Purchase Agreement dated March 1, 2007 among the Company, Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 5, 2007)
10.9
Securities Purchase Agreement dated August 22, 2007 among the Company, Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 24, 2007)
10.10
Amended and Restated Securities Purchase Agreement dated January 3, 2008 among the Company, Tontine Capital Partners, L.P., Tontine Partners, L.P. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 4, 2008)
10.11
Securities Purchase Agreement dated April 22, 2008 among the Company, Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 28, 2008)
10.12
Securities Purchase Agreement dated April 22, 2008 between the Company and Charles H. Beynon (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 28, 2008)
10.13
Registration Rights Agreement dated March 1, 2007 among the Company, Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 5, 2007)
10.14
Amendment to Registration Rights Agreement dated October 19, 2007 among the Company, Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed October 24, 2007)
10.15
Amendment No. 2 to Registration Rights Agreement dated July 18, 2008 among the Company, Tontine Capital Partners L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine 25 Overseas Master Fund, L.P. and Tontine Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 23, 2008)

Exhibit Number		Description
10.16		Amendment No. 3 to Registration Rights Agreement dated September 12, 2008 among the Company, Tontine Capital Partners L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine 25 Overseas Master Fund, L.P. and Tontine Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 12, 2008)
10.17
Amendment No. 4, dated October 31, 2008, to Registration Rights Agreement dated March 1, 2007 and amended October 19, 2007, July 18, 2008 and September 12, 2008, among the Company, Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 4, 2008)
10.18
Waiver relating to Registration Rights Agreement, dated January 9, 2009, by Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 15, 2009)
10.19
Registration Rights Agreement dated October 19, 2007 among the Company, J. Cameron Drecoll, Pat Rosmonowski, Dennis Palmer and Noel Davis (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 24, 2007)
10.20
Registration Rights Agreement dated January 16, 2008 among the Company, EMS, Inc., Fagen, Inc., Joseph A. Kolbach and Daniel A. Yarano (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 23, 2008)
10.21
Registration Rights Agreement dated April 24, 2008 between the Company and Charles H. Beynon (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed April 28, 2008)
10.22
Registration Rights Agreement dated June 4, 2008 between the Company and the shareholders of Badger Transport, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 10, 2008)
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
Employment Agreement dated as of November 15, 2010 between the Company and Peter C. Duprey (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 15, 2010)
10.27	†	Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 26, 2007)
10.28	†	Amended and Restated Broadwind Energy, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 29, 2011)

Exhibit Number		Description
10.29	†	Form of Executive Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.30	†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.31	†	Form of Nonqualified Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.32	†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.33	†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.34	†	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.35	†	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.36	†	Broadwind Energy, Inc. Executive Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 16, 2009)
10.37
Commercial Security Agreement dated October 4, 2007 between Tower Tech Systems Inc. and Investors Community Bank (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.38
Guaranty dated October 22, 2008 by the Company to Investors Community Bank for Tower Tech Systems Inc. (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008)
10.39
Agreement Governing Extensions of Credit dated April 22, 2009 between Investors Community Bank and R.B.A. Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009)
10.40
Master Amendment dated as of December 30, 2009 among Investors Community Bank, Tower Tech Systems Inc., and the Company (incorporated by reference to Exhibit 10.63 to the Company's Registration Statement on Form S-1 filed on January 5, 2010)
10.41
Construction Loan Agreement, dated April 28, 2009, between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 1, 2009)
10.42		Promissory Note, dated April 28, 2009, from Tower Tech Systems Inc. to Great Western Bank (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 1, 2009)
10.43
Letter Agreement, dated April 28, 2009, among the Company, Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.96 to Amendment No. 1 to the Company's Registration Statement on Form S-1)

Exhibit Number	Description
10.44	Commercial Security Agreement, dated April 28, 2009, between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed May 1, 2009)
10.45	Mortgage, dated April 28, 2009, from Tower Tech Systems Inc. to Great Western Bank (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed May 1, 2009)
10.46
Assignment of Deposit Account, dated April 28, 2009, between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed May 1, 2009)
10.47	Subordination Agreement, dated April 27, 2009, between the Company and Great Western Bank (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed May 1, 2009)
10.48	Commercial Guaranty, dated April 27, 2009, from the Company to Great Western Bank (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed May 1, 2009)
10.49
Change in Terms Agreement, dated December 22, 2009, between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009)
10.50
Letter Agreement, dated December 22, 2009, among the Company, Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009)
10.51
Change in Terms Agreement, dated February 16, 2010, between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009)
10.52
Letter Agreement, dated February 16, 2010, among the Company, Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009)
10.53
Letter Agreement, dated April 5, 2010, among the Company, Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)
10.54
Amendment to Mortgage, dated April 5, 2010, between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)
10.55
Business Loan Agreement, dated April 5, 2010, between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)
10.56
Change in Terms Agreement, dated April 5, 2010, between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)
10.57
Amended and Restated Lease for Industrial/Manufacturing Space, dated as of May 1, 2010, between Tower Tech Systems Inc. and City Centre, L.L.C. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)

Exhibit Number	Description
10.58	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)
10.59
Form of Account Purchase Agreement, dated as of September 28, 2010, between Wells Fargo Bank, National Association and each of Badger Transport, Inc.; Brad Foote Gear Works, Inc.; Energy Maintenance Service, LLC; and Tower Tech Systems Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010)
10.60
Form of Continuing Guaranty, dated as of September 28, 2010, executed by each of Badger Transport, Inc.; Brad Foote Gear Works, Inc.; Energy Maintenance Service, LLC; and Tower Tech Systems Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010)
10.61
Continuing Guaranty, dated as of September 28, 2010, executed by the Company in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010)
10.62
First Amendment to Master Amendment, dated as of December 30, 2010, among Investors Community Bank, Tower Tech Systems Inc., and the Company (incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010)
10.63
Second Amendment to Master Amendment, dated as of May 31, 2011, among Investors Community Bank, Broadwind Towers, Inc. f/k/a Tower Tech Systems Inc., and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011)
10.64
Omnibus Amendment to Account Purchase Agreements and Guaranties dated as of March 4, 2011 among Badger Transport, Inc., Brad Foote Gear Works, Inc., Broadwind Services, LLC (f/k/a Energy Maintenance Service, LLC), Broadwind Towers, Inc. (f/k/a Tower Tech Systems Inc.), the Company, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010)
10.65
Second Amendment to Account Purchase Agreements dated as of October 19, 2011 among Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc. and Wells Fargo National Association (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Grant Thornton LLP (filed herewith)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (filed herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer (filed herewith)

†
Indicates management contract or compensation plan or arrangement.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2012.

BROADWIND ENERGY, INC.
By:	/s/ PETER C. DUPREY PETER C. DUPREY President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER C. DUPREY Peter C. Duprey	President and Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2012
/s/ STEPHANIE K. KUSHNER Stephanie K. Kushner	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2012
/s/ DAVID P. REILAND David P. Reiland	Director and Chairman of the Board	March 13, 2012
/s/ CHARLES H. BEYNON Charles H. Beynon	Director	March 13, 2012
/s/ WILLIAM T. FEJES, JR. William T. Fejes, Jr.	Director	March 13, 2012
/s/ TERENCE P. FOX Terence P. Fox	Director	March 13, 2012
/s/ THOMAS A. WAGNER Thomas A. Wagner	Director	March 13, 2012