Form 10-Q
period 2012-03-31
BROADWIND ENERGY, INC.
filed 2012-05-09
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of April 30, 2012: 139,854,757.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

Item 1.   Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,857	$13,340
Restricted cash	404	876
Accounts receivable, net of allowance for doubtful accounts of $539 and $438 as of
March 31, 2012 and December 31, 2011, respectively	23,199	25,311
Inventories, net	32,368	23,355
Prepaid expenses and other current assets	3,350	4,033
Assets held for sale	8,050	8,052
Total current assets	78,228	74,967
Property and equipment, net	84,760	87,766
Intangible assets, net	8,999	9,214
Other assets	819	944
TOTAL ASSETS	$172,806	$172,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$1,586	$1,566
Current maturities of long-term debt	604	636
Current portions of capital lease obligations	924	965
Accounts payable	24,945	17,358
Accrued liabilities	4,619	5,749
Customer deposits	14,600	17,328
Liabilities held for sale	4,583	4,833
Total current liabilities	51,861	48,435

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	4,598	4,797
Long-term capital lease obligations, net of current portions	827	975
Other	856	825
Total long-term liabilities	6,281	6,597

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 139,854,757 and 139,779,197
shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	140	140
Additional paid-in capital	370,788	370,123
Accumulated deficit	(256,264)	(252,404)
Total stockholders’ equity	114,664	117,859
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,806	$172,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011

Revenues	$54,443	$43,530
Cost of sales	51,822	40,951
Restructuring	389	—
Gross profit	2,232	2,579

OPERATING EXPENSES:
Selling, general and administrative	5,883	6,337
Intangible amortization	215	215
Restructuring	75	—
Total operating expenses	6,173	6,552
Operating loss	(3,941)	(3,973)

OTHER (EXPENSE) INCOME, net:
Interest expense, net	(262)	(273)
Other, net	363	210
Total other (expense) income, net	101	(63)

Net loss from continuing operations before provision for income taxes	(3,840)	(4,036)
Provision for income taxes	20	17
LOSS FROM CONTINUING OPERATIONS	(3,860)	(4,053)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(1,127)
NET LOSS	$(3,860)	$(5,180)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Loss from continuing operations	$(0.03)	$(0.04)
Loss from discontinued operations	—	(0.01)
Net loss	$(0.03)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	139,796	107,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,860)	$(5,180)
Loss from discontinued operations	—	1,127
Loss from continuing operations	(3,860)	(4,053)

Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,950	3,501
Stock-based compensation	665	369
Allowance for doubtful accounts	134	163
Common stock issued under defined contribution 401(k) plan	—	149
Loss on disposal of assets	23	82
Changes in operating assets and liabilities:
Accounts receivable	1,988	(1,213)
Inventories	(9,007)	984
Prepaid expenses and other current assets	932	(70)
Accounts payable	7,588	(2,811)
Accrued liabilities	(1,118)	(41)
Customer deposits	(2,729)	12,247
Other non-current assets and liabilities	35	(136)
Net cash (used in) provided by operating activities of continued operations	(1,399)	9,171

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of logistics business	125	761
Purchases of available for sale securities	—	(102)
Purchases of property and equipment	(715)	(2,380)
Proceeds from disposals of property and equipment	6	110
Decrease in restricted cash	472	—
Net cash used in investing activities of continued operations	(112)	(1,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit and notes payable	(708)	(467)
Principal payments on capital leases	(264)	(233)
Net cash used in financing activities of continued operations	(972)	(700)

DISCONTINUED OPERATIONS:
Operating cash flows	—	(777)
Investing cash flows	—	—
Financing cash flows	—	(83)
Net cash used in discontinued operations	—	(860)

Add: Cash balance of discontinued operations, beginning of period	—	530
Less: Cash balance of discontinued operations, end of period	—	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,483)	6,530

CASH AND CASH EQUIVALENTS, beginning of the period	13,340	15,331
CASH AND CASH EQUIVALENTS, end of the period	$10,857	$21,861

Supplemental cash flow information:

Interest paid, net of capitalized interest	$268	$254
Income taxes paid	$6	$48
Non-cash investing and financing activities:

Issuance of restricted stock grants	$409	$146
Common stock issued under defined contribution 401(k) plan	$—	$149

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2012. The December 31, 2011 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2012 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Naperville, Illinois, and its wholly owned subsidiaries.

Broadwind provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the U.S. The Company’s most significant presence is within the U.S. wind industry, although it has increasingly diversified into other industrial markets in order to improve its capacity utilization and reduce its exposure to uncertainty related to the extension or renewal of tax incentives and other favorable governmental policies currently supporting the U.S. wind industry. The Company’s product and service portfolio provides its wind energy customers, including wind turbine manufacturers, wind farm developers and wind farm operators, with access to a broad array of component and service offerings. Outside of the wind market, the Company provides precision gearing and specialty weldments to a broad range of industrial customers for oil and gas, mining and other industrial applications.

Liquidity

The Company has a limited history of operations and has incurred operating losses since inception. The Company anticipates that current cash resources and cash to be generated from operations over the next twelve months will be adequate to meet the Company’s liquidity needs for at least the next twelve months. As discussed further in Note 8, “Debt and Credit Agreements” of these consolidated financial statements, the Company is obligated to make principal payments on outstanding debt totaling $2,190 during the next twelve months, has $4,583 of indebtedness associated with its Liabilities Held for Sale and is obligated to make purchases totaling $390 during the same period under the purchase commitments described in Note 15, “Commitments and Contingencies” of these consolidated financial statements.

In addition, please refer to Note 17, “Restructuring” of these consolidated financial statements for a discussion of the Company’s restructuring plan through 2013 which the Company initiated in the third quarter of 2011. The Company expects that a total of approximately $12,800 of costs will be incurred to implement this restructuring plan. Of the total projected expenses, the Company anticipates that $4,000 will be non-cash expenditures. The Company anticipates that the remaining cash expenditures will be funded substantially by net proceeds from asset sales of $7,500, as well as anticipated cash flow savings of $5,500 annually from the restructuring efforts.

If assumptions regarding the Company’s restructuring efforts, sales and subsequent collections from several of the Company’s large customers, as well as revenues generated from new customer orders, are not materially consistent with management’s expectations, the Company may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to the Company, which could affect its overall operations. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash flows to operate its businesses and meet its financial debt covenants, there can be no assurances that its operations will generate sufficient cash or that credit facilities will be available in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs.

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011, as follows:

	Three Months Ended
	March 31,
	2012	2011
Basic earnings per share calculation:

Net loss to common stockholders	$(3,860)	$(5,180)

Weighted average number of common shares outstanding	139,795,666	107,108,072
Basic net loss per share	$(0.03)	$(0.05)

Diluted earnings per share calculation:

Net loss to common stockholders	$(3,860)	$(5,180)

Weighted average number of common shares outstanding	139,795,666	107,108,072
Common stock equivalents:
Stock options and unvested restricted stock units (1)	—	—
Weighted average number of common shares outstanding	139,795,666	107,108,072
Diluted net loss per share	$(0.03)	$(0.05)

(1)

Stock options and unvested restricted stock units granted and outstanding of 4,651,277 and 2,311,633 as of March 31, 2012 and 2011, respectively, are excluded from the computation of diluted earnings per share due to the anti-dilutive effect as a result of the Company’s net loss for these respective periods.

NOTE 3 — DISCONTINUED OPERATIONS

In March 2011, the Company completed the divestiture of its logistics business, through the sale of its wholly owned subsidiary Badger Transport, Inc. (“Badger”) to BTI Logistics, LLC (“BTI Logistics”). Proceeds from the sale included approximately $800 in cash, a $1,500 secured promissory note payable in quarterly installments of $125 beginning September 30, 2011, and 100,000 shares of Broadwind common stock held by the buyer. The purchase price is subject to final working capital adjustments and certain contingencies and indemnifications. In addition, BTI Logistics assumed approximately $2,600 of debt and capital leases, plus approximately $1,600 of operating lease obligations.

Results of operations for Badger, which are reflected as discontinued operations in the Company’s consolidated statements of income for the three months ended March 31, 2012 and 2011, were as follows:

	Three Months Ended
	March 31,
	2012	2011

Revenues	$—	$435
Loss before benefit for income taxes	—	(1,125)
Income tax provision	—	2
Loss from discontinued operations	$—	$(1,127)

NOTE 4 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. The Company’s treasury policy is to invest excess cash in money market funds or other short-term investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company’s condensed consolidated statements of operations. As of March 31, 2012 and December 31, 2011, cash and cash equivalents totaled $10,857 and $13,340, respectively. These amounts consisted of cash balances and investments in municipal bonds with original maturities of three months or less.

Cash and cash equivalents consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Cash and cash equivalents:
Cash	$10,149	$11,127
Certificates of deposits	708	707
Municipal bonds	—	1,506
Total cash and cash equivalents	10,857	13,340

NOTE 5 — INVENTORIES

The components of inventories as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31,	December 31,
	2012	2011

Raw materials	$18,241	$11,943
Work-in-process	10,479	7,437
Finished goods	4,468	4,921
	33,188	24,301
Less: Reserve for excess and obsolete inventory	(820)	(946)
Net inventories	$32,368	$23,355

NOTE 6 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of its Gearing subsidiary completed during 2007. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 8 to 20 years. The Company tests intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the first quarter of 2012, the Company identified triggering events associated with the Company’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets. Based upon the Company’s assessment, no additional impairment to these assets was identified as of March 31, 2012.

As of March 31, 2012 and December 31, 2011, the cost basis, accumulated amortization, impairment charge and net book value of intangible assets were as follows:

	March 31, 2012				December 31, 2011
				Net				Net
	Cost	Accumulated	Impairment	Book	Cost	Accumulated	Impairment	Book
	Basis	Amortization	Charge	Value	Basis	Amortization	Charge	Value
Intangible assets:
Customer relationships	$3,979	$(1,199)	$—	$2,780	$3,979	$(1,084)	$—	$2,895
Trade names	7,999	(1,780)	—	6,219	7,999	(1,680)	—	6,319

Intangible assets	$11,978	$(2,979)	$—	$8,999	$11,978	$(2,764)	$—	$9,214

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011

Accrued payroll and benefits	$1,920	$2,762
Accrued property taxes	293	250
Income taxes payable	393	386
Accrued professional fees	485	433
Accrued warranty liability	924	983
Accrued other	604	935
Total accrued liabilities	$4,619	$5,749

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011

Term loans and notes payable	$6,788	$6,999
Less: Current portion	(2,190)	(2,202)
Long-term debt, net of current maturities	$4,598	$4,797

Credit Facilities

Investors Community Bank Loans

On April 7, 2008, the Company’s wholly-owned subsidiary R.B.A. Inc. (“RBA”) executed four promissory notes with Investors Community Bank (“ICB”) in the aggregate principal amount of approximately $3,781. Three of these notes were term notes, with initial principal balances totaling $2,049, bearing interest at fixed rates ranging from 5.65% to 6.85% per annum, with maturities ranging from October 2012 to April 2013 (collectively, the “ICB Notes”). The fourth note was a line of credit note, which has been repaid in full.

Pursuant to the merger of RBA into the Company’s wholly-owned subsidiary Broadwind Towers, Inc. (f/k/a Tower Tech Systems Inc.) (“Broadwind Towers”) on December 31, 2009, the loans evidenced by the ICB Notes (collectively, the “ICB Loans”) were modified pursuant to a Master Amendment among ICB, Broadwind Towers and the Company (as guarantor) (the “Master Amendment”). Under the terms of the Master Amendment, Broadwind Towers agreed to a number of security and financial covenants. As the outstanding balances under the ICB Loans have declined, certain of these requirements have been removed through subsequent amendments to the Master Amendment. The remaining security requirements are that Broadwind Towers maintain a depository relationship of not less than $700 with ICB and maintain a debt service ratio of not less than 1.25 to 1.0 at all times. The ICB Loans are also secured by a mortgage on a facility owned by Broadwind Towers in Clintonville, Wisconsin, and by a guarantee from the Company. As of March 31, 2012, (i) the total amount of outstanding indebtedness under the ICB Notes was $1,031, (ii) the effective per annum interest rate under the ICB Notes was 5.72%, and (iii) Broadwind Towers was in compliance with all covenants under the documents evidencing and securing the ICB Loans.

Great Western Bank Loan

On April 28, 2009, Broadwind Towers entered into a Construction Loan Agreement with Great Western Bank (“GWB”), pursuant to which GWB agreed to provide up to $10,000 in financing (the “Construction Loan”) to fund construction of Broadwind Towers’ wind tower manufacturing facility in Brandon, South Dakota (the “Brandon Facility”). Pursuant to a Change in Terms Agreement dated April 5, 2010 between GWB and Broadwind Towers, the Construction Loan was converted to a term loan (the “GWB Term Loan”) providing for monthly payments of principal plus interest, extending the maturity date to November 5, 2016, reducing the principal amount to $6,500, and changing the per annum interest rate to 8.5%.

The GWB Term Loan is secured by a first mortgage on the Brandon Facility and all fixtures and proceeds relating thereto, pursuant to a Mortgage and a Commercial Security Agreement, each between Broadwind Towers and GWB, and by a Commercial Guaranty from the Company. In addition, the Company has agreed to subordinate all intercompany debt with Broadwind Towers to the GWB Term Loan. The GWB Term Loan contains representations, warranties and covenants that are customary for a term financing arrangement and contains no financial covenants. As of March 31, 2012, the total outstanding indebtedness under the GWB Term Loan was $4,583, which is recorded as Liabilities Held for Sale within the consolidated balance sheet in light of the Company having initiated a process to sell the Brandon Facility.

Wells Fargo Account Purchase Agreements

On September 29, 2010, the Company’s wholly-owned subsidiaries Broadwind Towers, Brad Foote Gear Works, Inc. (“Brad Foote”), Broadwind Services, LLC f/k/a Energy Maintenance Service, LLC (“Broadwind Services”) (collectively, the “Subsidiaries”), and Badger entered into account purchase agreements (the “AP Agreements”) with Wells Fargo Business Credit, a division of Wells Fargo Bank, N.A. (“Wells Fargo”). Under the AP Agreements, when requested by the Company, Wells Fargo will advance funds against certain receivables arising from sales of the Subsidiaries’ products and services. In connection with the entry into the AP Agreements, the Company and each Subsidiary executed guaranties (including cross-guaranties) in favor of Wells Fargo. With respect to the Subsidiaries, the AP Agreements contain provisions providing for cross-defaults and cross-collateralization. In addition, each Subsidiary has granted to Wells Fargo a security interest against all financed receivables and related collateral. Prior to entering into the AP Agreements, there was no material relationship between the Company, the Subsidiaries and Wells Fargo.

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

In connection with the sale of Badger to a third party purchaser in March 2011, the AP Agreement between Badger and Wells Fargo and the guaranty provided by Badger to Wells Fargo with respect to the other AP Agreements were each terminated, pursuant to an Omnibus Amendment to Account Purchase Agreements and Guaranties dated as of March 4, 2011, by and among the Company, the Subsidiaries and Wells Fargo.

During the first quarter of 2012 the Company financed approximately $4,238 of accounts receivable with Wells Fargo. At March 31, 2012, $2,917 of financed receivables remained outstanding, and the Subsidiaries had the ability to draw up to an additional $7,083.

Selling Shareholder Notes

On May 26, 2009, the Company entered into a settlement agreement (the “Settlement Agreement”) with the former owners of Brad Foote, including J. Cameron Drecoll, who served as the Company’s Chief Executive Officer and a member of its Board of

Directors until December 1, 2010. The Settlement Agreement related to the post-closing escrow established in connection with the Company’s acquisition of Brad Foote. Under the terms of the Settlement Agreement, among other terms, the Company issued three promissory notes to the former owners in the aggregate principal amount of $3,000 (the “Selling Shareholder Notes”). The Selling Shareholder Notes issued to the former owners other than Mr. Drecoll mature on May 28, 2012 and bear interest at a rate of 7% per annum, with interest payments due quarterly. The Selling Shareholder Note issued to Mr. Drecoll in the principal amount of $2,320 pursuant to the terms of the Settlement Agreement (the “Drecoll Note”) also was originally scheduled to mature on May 28, 2012 and bore interest at a rate of 7% per annum, with interest payments due quarterly; however, effective as of July 1, 2011, the Drecoll Note was amended and restated to effect the following modifications: (i) the maturity date was changed to January 10, 2014; (ii) the interest rate was changed to 9% per annum; and (iii) the payment schedule was changed to quarterly payments of principal and interest, such that the Drecoll Note is now self-amortizing with payments that commenced in the fourth quarter of 2011. The Company agreed to pay Mr. Drecoll a restructuring fee in the amount of $10 in connection with the restructuring of the Drecoll Note. As of March 31, 2012, principal of $2,576 and accrued interest of $55 were outstanding under the Selling Shareholder Notes.

Other

Included in Long Term Debt, Net of Current Maturities is $2,280 associated with the New Markets Tax Credit Agreement described further in Note 16, “New Markets Tax Credit” of these consolidated financial statements.

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

Assets measured at fair value on a nonrecurring basis

The fair value measurement approach for long-lived assets utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the Company’s future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and a market-based approach based on the Company’s market capitalization, and other subjective assumptions. During the first quarter of 2012, the Company identified triggering events associated with the Company’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company’s assessment, no additional impairment to these assets was identified as of March 31, 2012.

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of March 31, 2012, the Company had no net deferred income taxes due to the full recorded valuation allowance. During the three months ended March 31, 2012, the Company recorded a provision for income taxes of $20 from continuing operations compared to a provision for income taxes of $17 from continuing operations during the three months ended March 31, 2011. The increase in the provision for income taxes during the three months ended March 31, 2012, was primarily attributable to a change in state apportionment rates that caused a modest change in the current state taxes computed based upon gross margin.

The Company files income tax returns in U.S. federal and state jurisdictions. As of March 2012, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2011, the Company had federal net operating loss carryforwards of $136,189 expiring in various years through 2031. The majority of the federal net operating loss carryforwards will expire in 2028, 2029, 2030 and 2031. As of December 31, 2011, the Company also had unapportioned state net operating losses in the aggregate of approximately $136,189 expiring in various years through 2031.

The Company does not anticipate that there will be a material change in the total amount of its unrecognized tax benefits within the next twelve months. However, the Company has also considered the effect of U.S. Internal Revenue Code (“IRC”) Section 382 on its ability to utilize existing net operating losses. Under IRC Section 382, the use of net operating loss carryforwards and other tax credit carryforwards may be limited if a change in ownership of a company occurs. If it is determined that due to transactions involving the Company’s shares owned by its five percent shareholders a change of ownership has occurred under the provisions of IRC Section 382, the Company’s net operating loss carryforwards could be subject to significant limitations. Application of IRC Section 382 is complex and requires continuous evaluation and the Company’s current net operating loss carryforwards may be subject to significant future limitation.

As of March 31, 2012, the Company has $426 of unrecognized tax benefits, all of which would have a favorable impact on income tax expense. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company has accrued interest and penalties of $140 as of March 31, 2012. As of December 31, 2011, the Company had unrecognized tax benefits of $417, of which, $131 represented accrued interest and penalties.  The change in unrecognized tax benefits is due to the additional accrual of interest for the period ended March 31, 2012 of $9, compared to $9 for the period ended March 31, 2011.

NOTE 11 — SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

2007 Equity Incentive Plan

The Company grants incentive stock options and other equity awards pursuant to the Amended and Restated Broadwind Energy, Inc. 2007 Equity Incentive Plan (the “2007 EIP”), which was approved by the Company’s Board of Directors in October 2007 and by the Company’s stockholders in June 2008. The 2007 EIP has been amended periodically since its original approval. Specifically, (i) the 2007 EIP was amended by the Company’s stockholders in June 2009 to increase the number of shares of common stock authorized for issuance under the 2007 EIP, (ii) the 2007 EIP was further amended and restated in March 2011 by the Company’s Board of Directors to limit share recycling under the 2007 EIP, to include a minimum vesting period for time-vesting restricted stock awards and restricted stock units and to add a clawback provision, and (iii) the 2007 EIP was further amended at the Company’s Annual Meeting of Stockholders on May 4, 2012 to increase the number of shares of common stock authorized for issuance under the 2007 EIP to provide sufficient authorized shares to settle certain awards granted in December 2011. As amended, the 2007 EIP reserves 6,910,510 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of March 31, 2012, the Company had reserved 1,250,636 shares for the exercise of stock options outstanding, 3,400,641 shares for restricted stock unit awards outstanding and 256,513 additional shares for future stock awards under the 2007 EIP. As of March 31, 2012, 592,210 shares of common stock reserved for stock options and restricted stock unit awards under the 2007 EIP have been issued in the form of common stock.

2012 Equity Incentive Plan

On March 8, 2012, the Company’s Board of Directors approved the Broadwind Energy, Inc. 2012 Equity Incentive Plan (the “2012 EIP” and together with the 2007 EIP, the “Equity Incentive Plans”), and at the Company’s Annual Meeting of Stockholders on May 4, 2012, the Company’s stockholders approved the adoption of the 2012 EIP. The purposes of the 2012 EIP are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2012 EIP by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining officers, other employees, non-employee directors, and independent contractors; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders. Under the 2012 EIP, the Company may grant (i) non-qualified stock options; (ii) “incentive stock options” (within the meaning of IRC Section 422); (iii) stock appreciation rights (“SARs”); (iv) restricted stock and restricted stock units; and (v) performance awards. As of March 31, 2012, the Company had not reserved any shares for awards under the 2012 EIP and no shares had been issued in the form of common stock.

Stock Options.  The exercise price of stock options granted under the Equity Incentive Plans is equal to the closing price of the Company’s common stock on the date of grant. Stock options generally become exercisable on the anniversary of the grant date, with vesting terms that may range from one to five years from the date of grant. Additionally, stock options expire ten years after the date of grant. If a plan participant’s employment is terminated during the vesting period, he or she forfeits the right to unvested stock option awards. The fair value of stock options granted is expensed ratably over their vesting term.

Restricted Stock Units.  The granting of restricted stock units is provided for under the Equity Incentive Plans. Restricted stock units generally vest on the anniversary of the grant date, with vesting terms that range from immediate vesting to five years from the date of grant. The fair value of each unit granted is equal to the closing price of the Company’s common stock on the date of grant and is expensed ratably over the vesting term of the restricted stock unit award. If a plan participant’s employment is terminated during the vesting period, he or she forfeits the right to any unvested portion of the restricted stock units.

The following table summarizes stock option activity during the three months ended March 31, 2012 under the Equity Incentive Plans, as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2011	1,275,115	$6.01
Granted	—	$—
Exercised	—	$—
Forfeited	(24,479)	$5.98
Expired	—	$—
Outstanding as of March 31, 2012	1,250,636	$6.01

Exercisable as of March 31, 2012	1,072,237	$6.30

The following table summarizes restricted stock unit activity during the three months ended March 31, 2012 under the Equity Incentive Plans, as follows:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2011	3,646,299	$1.32
Granted	—	$—
Vested	(111,149)	$2.15
Forfeited	(134,509)	$1.42
Outstanding as of March 31, 2012	3,400,641	$1.28

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. There were no stock options issued in the first quarter of 2012. The weighted average fair value per share of stock option awards granted during the three months ended March 31, 2011 and the assumptions used to value these stock options, are as follows:

	Three Months Ended March 31,
	2012	2011
Dividend yield	—	—
Risk-free interest rate	—	2.6%
Weighted average volatility	—	96.1%
Expected life (in years)	—	6.3
Weighted average grant date fair value per share of options granted	—	$1.05

Dividend yield is zero as the Company currently does not pay a dividend.

Risk-free rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the award.

During the three months ended March 31, 2011, the Company utilized a standard volatility assumption of 96.1% for estimating the fair value of stock options awarded based on comparable volatility averages for the energy related sector.

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

The Company utilized a forfeiture rate of 25% during the three months ended March 31, 2011 for estimating the forfeitures of stock options granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, as follows:

	Three Months Ended March 31,
	2012	2011
Share-based compensation expense:
Selling, general and administrative	$665	$369
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$665	$369

Reduction in earnings per share:
Basic and diluted earnings per share (2)	$0.00	$0.00

(1) Income tax benefit is not illustrated because the Company is currently operating at a loss and an actual income tax benefit was not realized for the three months ended March 31, 2012 and 2011. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

(2) Diluted earnings per share for the three months ended March 31, 2012 and 2011 does not include common stock equivalents due to their anti-dilutive nature as a result of the Company’s net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

As of March 31, 2012, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and restricted stock units, in the amount of approximately $3,484 will be recognized through the year 2016. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

NOTE 12 — LEGAL PROCEEDINGS

Shareholder Lawsuits

On February 11, 2011, a putative class action was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company and certain of its current or former officers and directors. The lawsuit is purportedly brought on behalf of purchasers of the Company’s common stock between March 17, 2009 and August 9, 2010. A lead plaintiff has been appointed and an amended complaint was filed on September 13, 2011. The amended complaint names as additional defendants certain of the Company’s current and former directors, certain Tontine entities, and Jeffrey Gendell, a principal of Tontine. The complaint seeks to allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and/or Section 20(a) of the Exchange Act by issuing or causing to be issued a series of allegedly false and/or misleading statements concerning the Company’s financial results, operations, and prospects, including with respect to the January 2010 secondary public offering of the Company’s common stock. The plaintiffs allege that the Company’s statements were false and misleading because, among other things, the Company’s reported financial results during the class period allegedly violated generally accepted accounting principles because they failed to reflect the impairment of goodwill and other intangible assets, and the Company allegedly failed to disclose known trends and other information regarding certain customer relationships at Brad Foote. In support of their claims, the plaintiffs rely in part upon six alleged confidential informants, all of whom are alleged to be former employees of the Company. On November 18, 2011, the Company filed a motion to dismiss.  On April 19, 2012, the Court granted in part and denied in part the Company’s motion. The Court dismissed all claims with prejudice against each of the named current and former officers except for J. Cameron Drecoll and held that the plaintiffs had failed to state a claim for any alleged misstatements made after March 19, 2010. In addition, the Court dismissed all claims with prejudice against the named Tontine entities and Mr. Gendell. The Court denied the motion with respect to certain of the claims asserted against the Company and Mr. Drecoll. The Company will be filing its answer and intends to vigorously defend the remaining claims asserted against it. Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division against certain of the Company’s current and former officers and directors, and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the January 2010 secondary public offering of the Company’s common stock. One of the lawsuits also alleges that certain directors violated Section 14(a) of the Exchange Act in connection with the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders. Two of the matters pending in the federal court have been consolidated and the Company filed a motion to dismiss these matters on September 19, 2011, which is now fully briefed and awaiting a ruling. The Company has received a request from the Tontine defendants for indemnification in the derivative suits and the class action lawsuit and may receive additional requests for indemnification from Tontine and/or Mr. Gendell pursuant to various agreements related to shares owned by Tontine. The Company maintains directors and officers liability insurance, however, the costs of indemnification for Mr. Gendell and/or Tontine would not be covered by any Company insurance policy. Because of the preliminary nature of these lawsuits, the Company is not able to estimate a loss or range of loss, if any, that may be incurred in connection with this matter at this time.

SEC Inquiry

In August 2011, the Company received a subpoena from the United States Securities and Exchange Commission (“SEC”) seeking documents and other records related to certain accounting practices at Brad Foote. The subpoena was issued in connection with an informal inquiry that the Company received from the SEC in November 2010 arising out of a whistleblower complaint received by the SEC related to revenue recognition, cost accounting and intangible and fixed asset valuations at Brad Foote. The Company has been providing information to the SEC in response to the informal inquiry and subpoena. The Company cannot currently predict the outcome of this investigation. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company has received a request from Tontine for indemnification of expenses incurred in connection with an SEC subpoena and may receive additional requests for indemnification from Tontine and/or Mr. Gendell pursuant to various agreements related to shares owned by Tontine. No estimate regarding the loss or range of loss, if any, that may be incurred in connection with this matter is possible at this time.

Environmental

The Company is aware of a grand jury investigation commenced by the United States Attorney’s Office, Northern District of Illinois, for potential violation of federal environmental laws. On February 15, 2011, pursuant to a search warrant, officials from the United States Environmental Protection Agency entered and conducted a search of one of Brad Foote’s facilities in Cicero, Illinois, in connection with the alleged improper disposal of industrial wastewater to the sewer. Also on or about February 15, 2011, in connection with the same matter, the Company received two grand jury subpoenas requesting testimony and the production of certain documents relating to the Brad Foote facility’s past compliance with certain environmental laws and regulations relating to the generation, discharge and disposal of wastewater from certain of its processes between 2004 and the present. On or about February 23, 2011, the Company received another grand jury subpoena relating to the same investigation, requesting testimony and the production of certain other documents relating to certain of the Brad Foote facility’s employees, environmental and manufacturing processes, and disposal practices. The Company has produced e-mails, reports and correspondence as requested, and completed its response to these subpoenas on August 17, 2011.  The Company does not currently have information as to when the investigation may be concluded, and is also conducting an internal investigation of any possible non-compliance. The Company has also voluntarily instituted corrective measures at the Brad Foote facility, including changes to its wastewater disposal practices.  At this time, the Company has been advised that Brad Foote is a target of the investigation, but no fines or penalties have been suggested.  There can be no assurances that the conclusion of the investigation will not result in a determination that applicable environmental, health and safety laws and regulations were violated at the Brad Foote facility. Any violations found, or any criminal or civil fines, penalties and/or other sanctions imposed could be substantial and materially and adversely affect the Company. The Company had recorded a liability of $675 at December 31, 2010, which represented the low end of its estimate of remediation-related costs and expenses; as of March 31, 2012, those initial costs have been incurred, and additional costs have been expensed as incurred. No additional remediation related expenses are anticipated or have been accrued; however, the outcome of the investigation, the liability in connection therewith, and the impact to the Company’s operations cannot be predicted at this time. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations. No estimate regarding the loss or range of loss, if any, that may be incurred in connection with this matter is possible at this time.

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

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company believes that none of the new standards will have a significant impact on its consolidated financial statements.

NOTE 14 — SEGMENT REPORTING

The Company is organized into reporting segments based on the nature of the products and services offered and business activities from which it earns revenues and incurs expenses for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision maker. The Company’s segments and their product and service offerings are summarized below:

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

Gearing

The Company engineers, builds and remanufactures precision gears and gearing systems for oil and gas, wind, mining and other industrial applications. The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment in Neville Island, Pennsylvania.

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

Summary financial information by reportable segment for the three months ended March 31, 2012 and 2011 was as follows:

	Revenues		Operating (Loss) Profit
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2012	2011	2012	2011
Segments:
Towers and Weldments	$35,169	$28,170	$1,005	$2,420
Gearing	16,032	13,553	(1,121)	(2,397)
Services	3,442	1,828	(1,623)	(1,354)
Corporate and Other (1)	(200)	(21)	(2,202)	(2,642)
	$54,443	$43,530	$(3,941)	$(3,973)

	Depreciation and Amortization		Capital Expenditures
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2012	2011	2012	2011
Segments:
Towers and Weldments	$876	$879	$31	$105
Gearing	2,672	2,522	365	262
Services	385	56	242	1,995
Corporate and Other (1)	17	44	77	18
	$3,950	$3,501	$715	$2,380

	Total Assets as of
	March 31,	December 31,
	2012	2011
Segments:
Towers and Weldments	$73,832	$69,235
Gearing	72,825	72,699
Services	15,070	16,743
Assets held for sale	8,050	8,052
Corporate and Other (1)	3,029	6,162
	$172,806	$172,891

(1) “Corporate and Other” includes the assets and selling, general and administrative expenses of the Company’s corporate office, in addition to intercompany eliminations.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company completed construction of a wind tower manufacturing facility in Brandon, South Dakota, in the first quarter of 2010, but has not commenced production at this facility. During 2010 the Company concluded that it would be difficult or impossible to operate this facility in a profitable or cost-effective manner in light of the expected mid-term demand for wind towers. In connection with this determination, during the fourth quarter of 2010, the Company recorded an impairment charge of $13,326 to reduce the carrying value of the assets to fair value. The Company currently has purchase commitments totaling approximately $390 outstanding related to this facility.  In the third quarter of 2011, the Company initiated a process to sell the facility and reclassified the facility, and the related indebtedness, to Assets Held for Sale and Liabilities Held for Sale, respectively (see Note 17, “Restructuring” of these financial statements).

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

Warranty Liability

The Company provides warranty terms that range from one to seven years for various products and services supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of March 31, 2012 and 2011, estimated product warranty liability was $924 and $919 respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the three months ended March 31, 2012 and 2011 were as follows:

	March 31,	March 31,
	2012	2011

Balance, beginning of period	$983	$1,071
Warranty expense	(9)	47
Warranty claims	(50)	(199)
Balance, end of period	$924	$919

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the realizability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the three months ended March 31, 2012 and 2011 consists of the following:

	For the three months ended March 31,
	2012	2011

Balance at beginning of year	$438	$489
Bad debt expense	132	154
Write-offs	(31)	—

Balance at end of period	$539	$643

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

Other

As of March 31, 2012, approximately 22% of the Company’s employees were covered by two collective bargaining agreements with local unions in Cicero, Illinois and Neville Island, Pennsylvania. The collective bargaining agreements with the Company’s Cicero and Neville Island unions are scheduled to remain in effect through February 2014 and October 2012, respectively. The Company considers its union and employee relations to be satisfactory.

The sale price of the Company’s Badger subsidiary to BTI Logistics is subject to final working capital adjustments, certain contingencies and indemnifications.

On July 20, 2011, the Company entered into a strategic financing agreement including the following third parties: AMCREF Fund VII, LLC (“AMCREF”), a registered community development entity and Capital One, National Association (“Capital One”). This agreement allows the Company to receive below market interest rate funds through the federal New Markets Tax Credit (“NMTC”) program, see Note 16, “New Markets Tax Credit Transaction” of these consolidated financial statements. Under the New Markets Tax Credit program, the gross loan and investment in the Company’s Abilene, Texas gearbox refurbishment facility (the “Gearbox Facility”) of $10,000 generates $3,900 in tax credits over a period of seven years, which the financing agreement makes available to Capital One. The Gearbox Facility must operate and be in compliance with the terms and conditions of the agreement during the seven year compliance period, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with this arrangement.

NOTE 16 — NEW MARKETS TAX CREDIT TRANSACTION

On July 20, 2011, the Company received $2,280 in proceeds via a transaction involving tax credits linked to the Company’s capital investment in the Gearbox Facility. The transaction qualifies under the NMTC program and included a gross loan from AMCREF to Broadwind Services in the principal amount of $10,000, with a term of fifteen years and interest payable at the rate of 1.4% per annum, largely offset by a gross loan in the principal amount of $7,720 from the Company to COCRF Investor VIII, LLC, with a term of fifteen years and interest payable at the rate of 2.5% per annum.

The NMTC regulations permit taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities. The program could generate $3,900 in tax credits which the Company has made available under the structure by passing them through to Capital One. Most of the proceeds have been applied to the Company’s recent investment in the Gearbox Facility assets and operating costs, as permitted under this program; the March 31, 2012 consolidated balance sheet has $174 in cash classified as restricted cash related to this arrangement which has yet to be used under this program.

The Gearbox Facility must operate and be in compliance with various regulations and restrictions for seven years to comply with terms of the agreement, or the Company may be liable under its indemnification agreement with Capital One for the recapture of tax credits. The NMTC program tax credits are subject to 100% recapture for a period of seven years as provided in the IRC. The Company does not anticipate any tax credit recapture events or that it will be required to make a payment to Capital One under the indemnification agreement.

The Capital One contribution has been included in the Company’s consolidated balance sheet at March 31, 2012. This transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest. Capital One may exercise an option to put its investment and receive $130 from the Company. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company believes that Capital One will exercise the put option in 2018 at the end of the recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this structure.

The Company has determined that two pass-through financing entities created under this structure are variable interest entities (“VIE’s”). The ongoing activities of the VIE’s—collecting and remitting interest and fees and complying with NMTC requirements—were considered in the initial design of the transaction and are not expected to significantly affect economic performance throughout the life of the VIE’s. Management also considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees under the transaction structure, Capital One’s lack of a material interest in the underlying economics of the project, and the fact that the Company is obligated to absorb losses of the VIE’s. The Company has concluded that it is required to consolidate the VIE’s because the Company has both (i) the power to direct those matters that most significantly impact the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE.

The $262 of issue costs paid to third parties are recorded as prepaid expenses, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One’s net contribution of $2,280 is included in Long Term Debt, Net of Current Maturities in the consolidated balance sheet. Incremental costs to maintain the structure during the compliance period will be recognized as they are incurred.

NOTE 17 — RESTRUCTURING

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

The Company plans to reduce its facility footprint by at least 30% through the sale and/or closure during the next fifteen months of facilities comprising a total of approximately 400,000 square feet. The Company believes the remaining locations will be sufficient to support its Towers and Weldments, Gearing, Services and general corporate and administrative activities, while allowing for growth for the next several years.

As part of this plan, in the third quarter of 2011, the Company determined that the Brandon Facility should be sold, and as a result the Company has reclassified the land, building and fixtures valued at $8,000 from Property and Equipment to Assets Held for Sale. In addition, the related indebtedness associated with the Brandon Facility of $4,583 has been reclassified from Long-Term Debt Net of Current Maturities and Current Maturities of Long-Term Debt to Liabilities Held for Sale. The Company expects that this sale will be completed in the next twelve months. The Company had previously recorded an impairment charge of $13,326 in the fourth quarter of 2010 to bring these assets to fair value; no further impairment charges were recorded.

Additional restructuring plans were approved in the fourth quarter of 2011. The Company expects to incur a total of $12,800 of expenses to implement its restructuring plan. Of the total projected expenses, the Company anticipates $4,000 will consist of non-cash expenditures. The Company expects the remaining cash expenditures will be funded substantially by net proceeds from asset sales of $7,500. The table below details the Company’s total expected restructuring charges as of March 31, 2012:

	2011	Q1 ‘12	Total
	Actual	Actual	Projected

Capital Expenditures	$(5)	$(262)	$(4,900)

Cash Expense
Cost of Sales	(131)	(95)	(2,800)
Selling, general, and administrative expenses	(441)	(75)	(1,100)

Non Cash Expense-Other Income (Loss)	(297)	(294)	(4,000)
	$(874)	$(726)	$(12,800)

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1, “Financial Statements,” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 2.  Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties.

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

First Quarter Overview

During the first quarter of 2012, we continued to execute our strategy in an improving, but still challenging, economic climate. We anticipate that economic conditions within the wind industry will stay strong for the second and third quarters, but will weaken significantly in the latter part of 2012 and into 2013 due to the scheduled expiration of the Production Tax Credit that supports the wind industry. As such, we cannot provide assurances that improved market conditions within the wind industry will occur or that we will be able to capitalize on these opportunities. In addition, a continued or prolonged economic slowdown in the wind industry or other unfavorable market factors, including the pressures in the natural gas production markets caused by current oversupply and historically low prices, could result in further revisions to our expectations with respect to future financial results and cash flows. In response to these conditions, we have made a strategic decision to diversify our business into oil, gas, mining, and other industries, particularly within gearing and industrial weldments. These factors have required management to reassess its estimates of the fair value of some of our reportable segments and could result in further review of our intangible assets and fixed assets, although no additional impairment to the carrying value of these assets was indicated by our first quarter 2012 testing.

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

We have concluded that our wind manufacturing footprint and fixed cost base is too large and expensive for our medium-term needs. We are planning to reduce our facility footprint by at least 30% through the sale and/or closure of facilities comprising a total of 400,000 square feet during the next fifteen months through June, 2013. We believe the remaining locations will be sufficient to support our Towers and Weldments, Gearing, Services and general corporate and administrative activities while allowing for growth for the next several years.

We expect to incur restructuring costs associated with the consolidation totaling an estimated $12,800. Costs are expected to include approximately $4,900 in capital expenditures and $7,900 in expenses, of which approximately $4,000 is anticipated to be non-cash expenses and $3,900 is anticipated to be cash expenses. Net proceeds from associated asset sales, estimated to be approximately $7,500 will be used to fund cash costs. We anticipate annual savings of approximately $5,500 related to the restructuring.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

	Three Months Ended March 31,				2012 vs. 2011
	2012	% of Total Revenue	2011	% of Total Revenue	$ Change	% Change

Revenues	$54,443	100.0%	$43,530	100.0%	$10,913	25.1%
Cost of sales	51,822	95.2%	40,951	94.1%	10,871	26.5%
Restructuring	389	0.7%	—	0.0%	389	N/A
Gross profit	2,232	4.1%	2,579	5.9%	(347)	-13.5%

Operating expenses
Selling, general and administrative expenses	5,883	10.8%	6,337	14.6%	(454)	-7.2%
Intangible amortization	215	0.4%	215	0.5%	—	N/A
Restructuring	75	0.1%	—	0.0%	75	N/A
Total operating expenses	6,173	11.3%	6,552	15.1%	(379)	-5.8%

Operating loss	(3,941)	-7.2%	(3,973)	-9.2%	32	0.8%

Other income (expense)
Interest expense, net	(262)	-0.5%	(273)	-0.6%	11	4.0%
Other, net	363	0.7%	210	0.5%	153	72.9%
Total other income (expense), net	101	0.2%	(63)	-0.1%	164	260.3%

Net loss from continuing operations before benefit for income taxes	(3,840)	-7.0%	(4,036)	-9.3%	196	4.9%
Provision for income taxes	20	0.0%	17	0.0%	3	17.6%
Loss from continuing operations	(3,860)	-7.0%	(4,053)	-9.3%	193	4.8%
Loss from discontinued operations, net of tax	—	0.0%	(1,127)	-2.6%	1,127	100.0%
Net loss	$(3,860)	-7.0%	$(5,180)	-11.9%	$1,320	25.5%

Consolidated

Revenues increased by $10,913, from $43,530 during the three months ended March 31, 2011, to $54,443 during the three months ended March 31, 2012. We experienced increased revenue in each of our business segments. In our Gearing segment, we continue to experience sales increases to our industrial customers as our expanded sales force gains traction. Towers and Weldments revenues increased 25%, despite a 19% decrease in the volume of wind tower sections sold in the first quarter of 2012 compared to 2011. In the prior year period, fabrication-only towers sections represented 43% of our volume, compared to zero in the current quarter. Our Services segment revenues increased 88% in the first quarter of 2012 compared to 2011.

Gross profit decreased by $347, from $2,579 during the three months ended March 31, 2011, to $2,232 during the three months ended March 31, 2012. The decrease in gross profit was primarily attributable to a decline in Towers and Weldments gross profit due to the lack of higher margin fabrication-only towers in the current quarter and restructuring costs at Gearing, largely offset by improved volume and margins in Gearing, as compared to the same period in the prior year. As a result, our gross margin decreased from 5.9% during the three months ended March 31, 2011, to 4.1% during the three months ended March 31, 2012.

Selling, general and administrative expenses decreased by $454, from $6,337 during the three months ended March 31, 2011, to $5,883 during the three months ended March 31, 2012. The decrease was primarily attributable to lower employee compensation expense and lower professional fees as part of general cost containment efforts. Operating expenses as a percentage of sales decreased from 15% in the prior year quarter, to 11% in the current year.

Intangible amortization expense of $215 was unchanged compared with the prior year period. Restructuring expense of $75 was incurred in the current quarter, compared to zero in the prior year period.

The provision for income taxes was not significant in either period.

Net loss decreased from $5,180 during the three months ended March 31, 2011, to $3,860 during the three months ended March 31, 2012, primarily as a result of the factors described above.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011

Revenues	$35,169	$28,170
Operating income	1,005	2,420
Operating margin	2.9%	8.6%

Towers and Weldments segment revenues increased by $6,999, from $28,170 during the three months ended March 31, 2011, to $35,169 during the three months ended March 31, 2012. The 25% increase in revenues is due to a heavy mix of fabrication-only tower sections in the prior year quarter and growth in weldment sales. Revenues increased despite a 19% decrease in the volume of wind tower sections sold, and a 28% decrease in the volume of megawatt capacity sold in the first quarter of 2012 compared to 2011.  In the prior year period, fabrication-only towers sections represented 43% of our volume, compared to zero in the current quarter.

Towers and Weldments segment operating income decreased by $1,415, from $2,420 during the three months ended March 31, 2011 to $1,005 during the three months ended March 31, 2012.  The decrease in operating income was primarily attributable to the decrease in wind tower sections manufactured and the absence of higher margin fabrication-only tower sections in the current year quarter.  Operating margin decreased from 8.6% during the three months ended March 31, 2011, to 2.9% during the three months ended March 31, 2012.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011

Revenues	$16,032	$13,553
Operating loss	(1,121)	(2,397)
Operating margin	-7.0%	-17.7%

Gearing segment revenues increased by $2,479, from $13,553 during the three months ended March 31, 2011, to $16,032 during the three months ended March 31, 2012. The 18% increase in total revenues was attributable to a 73% increase in industrial sales, partially offset by a 39% decrease in wind gearing sales as compared to the prior year quarter. Sales to industrial customers represent 75% of the current quarter total.

Gearing segment operating loss decreased by $1,276, from $2,397 during the three months ended March 31, 2011, to $1,121 during the three months ended March 31, 2012. The decrease in operating loss was primarily due to the 18% increase in sales volume and associated increases in margins, favorable scrap sales and fixed overhead absorption, partially offset by higher restructuring and selling expenses. As a result of the factors described above, operating margin improved from (17.7%) during the three months ended March 31, 2011, to (7.0%) during the three months ended March 31, 2012.

Services Segment

The following table summarizes the Services segment operating results for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011

Revenues	$3,442	$1,828
Operating (loss) income	(1,623)	(1,354)
Operating margin	-47.2%	-74.1%

Services segment revenues increased by $1,614, from $1,828 during the three months ended March 31, 2011, to $3,442 during the three months ended March 31, 2012.  Each channel of business experienced increased revenue over the prior period, with the largest increase of $898 in field services.

Services segment operating loss increased by $269, from $1,354 during the three months ended March 31, 2011, to $1,623 during the three months ended March 31, 2012. Increased contribution margins were more than offset by higher employee compensation and by higher depreciation expense related to our Abilene, Texas drivetrain facility. Because of the increased revenue base, operating margin improved from (74.1%) during the three months ended March 31, 2011, to (47.2%) during the three months ended March 31, 2012.

Corporate and Other

Corporate and Other operating loss decreased by $440, from $2,642 during the three months ended March 31, 2011, to $2,202 during the three months ended March 31, 2012. The reduction in expense was primarily attributable to lower employee compensation expense and professional fees as well as general cost containment efforts.

SELECTED FINANCIAL DATA

The following non-GAAP financial measure presented below relates to earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (“Adjusted EBITDA”) and is presented for illustrative purposes as an accompaniment to our unaudited financial results of operations for the three months ended March 31, 2012 and 2011. Adjusted EBITDA should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under GAAP. We believe that Adjusted EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, which was primarily attributable to a significant portion of the purchase price of our acquired businesses being allocated to depreciable fixed assets and definite-lived intangible assets. The following Adjusted EBITDA calculation is derived from our unaudited condensed consolidated financial results for the three months ended March 31, 2012 and 2011, as follows:

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
Loss from continuing operations	$(3,860)	$(4,053)
Provision for income taxes	20	17
Interest expense, net	262	273
Depreciation and amortization	3,656	3,501
Restructuring	464	—
Share-based compensation and other stock payments	850	487
Adjusted EBITDA	$1,392	$225

SUMMARY OF CRITICAL ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions.  Our most critical accounting policies (with respect to which there have been no changes) are related to the following areas: revenue recognition, warranty liability, inventories, intangible assets, long-lived assets and income taxes. Details regarding our application of these policies and the related estimates are described fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us we believe that none of the new standards will have a significant impact on our consolidated financial statements.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2012, total cash assets equaled $11,261. Our management anticipates that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and debt and lease commitments through at least the next 12 months primarily with current cash on hand and cash generated by operations or other financing arrangements. On September 29, 2010, our subsidiaries entered into account purchase agreements (the “AP Agreements”) with Wells Fargo Bank, N.A. The aggregate facility limit of the AP Agreements is $10,000. At March 31, 2012, $2,917 was drawn under the AP Agreements, and we had the ability to draw up to an additional $7,083, subject to maintaining a month-end minimum total cash balance equal to the greater of $2,000 or the outstanding purchased amount, not to exceed $5,000.

Our ability to make scheduled payments on our debt and other financial obligations will depend on our future financial and operating performance. However, if sales and subsequent collections from several of our large customers, as well as revenues generated from new customer orders, are not materially consistent with management’s expectations, we may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to us. Furthermore, if we are unable to obtain additional capital, we will likely be required to delay, reduce the scope of or eliminate our plans for expansion and growth, and this could affect our overall operations. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require financial covenants or impose other restrictions on us.

Our ability to meet financial debt covenants and make scheduled payments on our debt and other financial obligations will depend on our future financial and operating performance. If we cannot make scheduled payments on our debt, or comply with applicable covenants, we will be in default and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable. As of March 31, 2012, we were in compliance with all of our debt covenants.  While we believe that we will continue to have sufficient cash flows to operate our businesses and meet our financial debt covenants, there can be no assurances that our operations will generate sufficient cash or that credit facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Sources and Uses of Cash

Operating Cash Flows

During the three months ended March 31, 2012, net cash used by operating activities totaled $1,399, compared to net cash provided by operating activities of $9,171 during the three months ended March 31, 2011. The increase in net cash used in operating activities was primarily attributable to an inventory build in our Towers and Weldments business and the absence of a large increase in deposits experienced in the prior year quarter.

Investing Cash Flows

During the three months ended March 31, 2012 and 2011, net cash used in investing activities totaled $112 and $1,611, respectively. The decrease in net cash used in investing activities as compared to the prior year period was primarily attributable to decreased capital expenditures, specifically related to the construction of our drivetrain service center in Abilene, Texas during the prior year.

Financing Cash Flows

During the three months ended March 31, 2012 and 2011, net cash used in financing activities totaled $972 and $700, respectively. The increase in net cash used in financing activities as compared to the prior year period was primarily attributable to a $214 payment on a shareholder note in the current year.

Contractual Obligations

As of March 31, 2012, we had $390 in purchase commitments representing the remaining payments due on equipment purchase contracts related to the construction of our Brandon, South Dakota wind tower manufacturing facility which we have classified as Held for Sale.

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our

Annual Report on Form 10-K for the year ended December 31, 2011. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain “forward-looking statements”— that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Our forward-looking statements may include or relate to the following: (i) our plans to continue to grow our business through organic growth and integration of previous and future acquisitions; (ii) our beliefs with respect to the sufficiency of our liquidity and our plans to evaluate alternate sources of funding if necessary; (iii) our plans and assumptions, including estimated costs and saving opportunities, regarding our ongoing restructuring efforts designed to improve our financial performance; (iv) our expectations relating to state, local and federal regulatory frameworks affecting the wind energy industry, including the extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (v) our expectations relating to construction of new facilities, expansion and/or restructuring of existing facilities and sufficiency of our existing capacity to meet the demands of our customers and support expectations regarding our growth; (vi) our plans with respect to the use of proceeds from financing activities and our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (vii) our beliefs and expectations relating to the economy and the potential impact it may have on our business, including our customers; (viii) our beliefs regarding the state of the wind energy market and other energy and industrial markets generally; and (ix) our expectations relating to the impact of pending litigation as well as environmental compliance matters. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2012. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk,” contained in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings

The information required by this item is incorporated herein by reference to Note 12, “Legal Proceedings” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

There are no material changes to our risk factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Defaults Upon Senior Securities

None

Item 4.        Mine Safety Disclosures

Not Applicable

Item 5.        Other Information

None

Item 6.        Exhibits

The exhibits listed on the Exhibit Index following the signature page are filed as part of this Quarterly Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND ENERGY, INC.

May 9, 2012	By:	/s/ Peter C. Duprey
Peter C. Duprey
President and Chief Executive Officer

May 9, 2012	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

Exhibit Number	Exhibit
10.1	Form of Non-Employee Director Restricted Stock Unit Award Agreement*
10.2	Form of Restricted Stock Unit Award Agreement*
10.3	Form of Restricted Stock Unit Award Agreement*
10.4	Form of Stock Option Agreement*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer*

*                                         Filed herewith.