Form 10-Q
period 2012-06-30
BROADWIND ENERGY, INC.
filed 2012-08-08
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares of registrant’s common stock, par value $0.001, outstanding as of July 31, 2012: 140,956,339.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.    Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,136	$13,340
Restricted cash	230	876
Accounts receivable, net of allowance for doubtful accounts of $634 and $438 as of June 30, 2012 and December 31, 2011, respectively	23,822	25,311
Inventories, net	38,717	23,355
Prepaid expenses and other current assets	2,704	4,033
Assets held for sale	8,047	8,052
Total current assets	81,656	74,967
Property and equipment, net	83,849	87,766
Intangible assets, net	8,784	9,214
Other assets	279	944
TOTAL ASSETS	$174,568	$172,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$926	$1,566
Current maturities of long-term debt	529	636
Current portions of capital lease obligations	2,337	965
Accounts payable	34,175	17,358
Accrued liabilities	5,515	5,749
Customer deposits	8,712	17,328
Liabilities held for sale	4,333	4,833
Total current liabilities	56,527	48,435

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	4,336	4,797
Long-term capital lease obligations, net of current portions	1,538	975
Other	1,111	825
Total long-term liabilities	6,985	6,597

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 139,967,268 and 139,779,197 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	140	140
Additional paid-in capital	371,411	370,123
Accumulated deficit	(260,495)	(252,404)
Total stockholders’ equity	111,056	117,859
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,568	$172,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$56,311	$39,332	$110,754	$82,862
Cost of sales	54,236	36,400	106,058	77,351
Restructuring	416	—	805	—
Gross profit	1,659	2,932	3,891	5,511

OPERATING EXPENSES:
Selling, general and administrative	5,578	7,028	11,461	13,365
Intangible amortization	215	215	430	430
Restructuring	25	—	100	—
Total operating expenses	5,818	7,243	11,991	13,795
Operating loss	(4,159)	(4,311)	(8,100)	(8,284)

OTHER (EXPENSE) INCOME, net:
Interest expense, net	(238)	(296)	(500)	(569)
Other, net	247	222	610	432
Restructuring	(71)	—	(71)	—
Total other (expense) income, net	(62)	(74)	39	(137)

Net loss from continuing operations before provision for income taxes	(4,221)	(4,385)	(8,061)	(8,421)
Provision for income taxes	10	16	30	33
LOSS FROM CONTINUING OPERATIONS	(4,231)	(4,401)	(8,091)	(8,454)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(57)	—	(1,184)
NET LOSS	$(4,231)	$(4,458)	$(8,091)	$(9,638)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Loss from continuing operations	$(0.03)	$(0.04)	$(0.06)	$(0.08)
Loss from discontinued operations	—	(0.00)	—	(0.01)
Net loss	$(0.03)	$(0.04)	$(0.06)	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	139,912	107,153	139,854	107,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,091)	$(9,638)
Loss from discontinued operations	—	1,184
Loss from continuing operations	(8,091)	(8,454)

Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	7,860	7,263
Stock-based compensation	1,289	830
Allowance for doubtful accounts	254	352
Common stock issued under defined contribution 401(k) plan	—	150
Loss on disposal of assets	92	139
Changes in operating assets and liabilities:
Accounts receivable	1,246	(6,165)
Inventories	(15,362)	(4,704)
Prepaid expenses and other current assets	1,526	645
Accounts payable	16,817	(3,959)
Accrued liabilities	(222)	(438)
Customer deposits	(8,607)	12,156
Other non-current assets and liabilities	832	319
Net cash used in operating activities of continuing operations	(2,366)	(1,866)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of logistics business	175	761
Purchases of available for sale securities	—	(103)
Purchases of property and equipment	(2,165)	(2,850)
Proceeds from disposals of property and equipment	87	404
Decrease in restricted cash	646	—
Net cash used in investing activities of continuing operations	(1,257)	(1,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit and notes payable	(1,954)	(709)
Proceeds from lines of credit and notes payable	—	43
Proceeds from sale-leaseback transactions	1,000	—
Principal payments on capital leases	(627)	(425)
Net cash used in financing activities of continuing operations	(1,581)	(1,091)

DISCONTINUED OPERATIONS:
Operating cash flows	—	(829)
Investing cash flows	—	—
Financing cash flows	—	(83)
Net cash used in discontinued operations	—	(912)

Add: Cash balance of discontinued operations, beginning of period	—	530
Less: Cash balance of discontinued operations, end of period	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,204)	(5,127)
CASH AND CASH EQUIVALENTS, beginning of the period	13,340	15,331
CASH AND CASH EQUIVALENTS, end of the period	$8,136	$10,204

Supplemental cash flow information:
Interest paid, net of capitalized interest	$530	$457
Income taxes paid	$24	$34
Non-cash investing and financing activities:
Issuance of restricted stock grants	$812	$365
Common stock issued under defined contribution 401(k) plan	$—	$150

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2012. The December 31, 2011 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2012 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Naperville, Illinois, and its wholly owned subsidiaries.

Broadwind provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the U.S. The Company’s most significant presence is within the U.S. wind industry, although it has increasingly diversified into other industrial markets in order to improve its capacity utilization and reduce its exposure to uncertainty related to the extension or renewal of tax incentives and other favorable governmental policies currently supporting the U.S. wind industry. For the first six months of 2012, the Company’s revenue was derived 63% from sales associated with new wind turbine installations, down from 75% for the same period of 2011.

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

Liquidity

The Company has a limited history of operations and has incurred operating losses since inception, partly due to large non-cash charges attributable to significant capital expenditures and acquisition outlays during 2007 and 2008. In the second quarter of 2012, the Company experienced production delays in its Towers and Weldments segment associated with the simultaneous production of multiple tower designs, and consequently the Company’s total raw materials increased to $23,055 as of June 30, 2012, a total increase of $11,112 in the six months since the end of 2011, which significantly reduced available liquidity to fund operations. The Company expects the situation to be resolved and inventories reduced to historical levels in the latter half of 2012. This inventory increase has been funded with assignments of customer receivables under the Wells Fargo Account Purchase Agreements, and by extending accounts payable.

In addition, please refer to Note 17, “Restructuring” of these consolidated financial statements for a discussion of the Company’s restructuring plan through 2013 which the Company initiated in the third quarter of 2011. To date, the Company has incurred $2,756 of costs in conjunction with its restructuring plan. Including costs incurred to date, the Company expects that a total of approximately $11,600 of costs will be incurred to implement this restructuring plan. Of the total projected expenses, the Company anticipates that $3,400 will be non-cash expenditures. The Company anticipates that the remaining cash expenditures will be funded substantially by net proceeds from asset sales of $7,200. The Company anticipates cash flow savings of $5,500 annually from the restructuring efforts.

The Company anticipates that current cash resources and cash to be generated from operations or other financing arrangements over the next twelve months will be adequate to meet the Company’s liquidity needs for at least the next twelve months. As discussed further in Note 8, “Debt and Credit Agreements” of these consolidated financial statements, the Company is obligated to make principal payments on outstanding debt totaling $1,455 during the next twelve months, has $4,333 of indebtedness associated with its Liabilities Held for Sale and is obligated to make purchases totaling $360 during the same period under the purchase commitments described in Note 15, “Commitments and Contingencies” of these consolidated financial statements. If assumptions regarding the Company’s restructuring efforts, production, sales and subsequent collections from several of the Company’s large customers, as well as revenues generated from new customer orders, are not materially consistent with management’s expectations, the Company may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to the Company, which could affect its overall operations. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash flows to operate its businesses and meet its financial obligations, there can be no assurances that its operations will generate sufficient cash or that credit facilities will be available in an amount sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs.

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic earnings per share calculation:

Net loss to common stockholders	$(4,231)	$(4,458)	$(8,091)	$(9,638)

Weighted average number of common shares outstanding	139,912,146	107,153,229	139,853,906	107,130,775
Basic net loss per share	$(0.03)	$(0.04)	$(0.06)	$(0.09)

Diluted earnings per share calculation:

Net loss to common stockholders	$(4,231)	$(4,458)	$(8,091)	$(9,638)

Weighted average number of common shares outstanding	139,912,146	107,153,229	139,853,906	107,130,775
Common stock equivalents:
Stock options and unvested restricted stock units (1)	—	—	—	—
Weighted average number of common shares outstanding	139,912,146	107,153,229	139,853,906	107,130,775
Diluted net loss per share	$(0.03)	$(0.04)	$(0.06)	$(0.09)

(1)                    Stock options and unvested restricted stock units granted and outstanding of 9,565,287 and 2,380,438 as of June 30, 2012 and 2011, respectively, are excluded from the computation of diluted earnings per share due to the anti-dilutive effect as a result of the Company’s net loss for these respective periods.

NOTE 3 — DISCONTINUED OPERATIONS

In March 2011, the Company completed the divestiture of its logistics business, through the sale of its wholly-owned subsidiary Badger Transport, Inc. (“Badger”) to BTI Logistics, LLC (“BTI Logistics”). Proceeds from the sale included approximately $800 in cash, a $1,500 secured promissory note payable in quarterly installments of $125 beginning September 30, 2011, and 100,000 shares of Broadwind common stock held by the buyer. The purchase price was subject to final working capital adjustments and certain contingencies and indemnifications. In addition, BTI Logistics assumed approximately $2,600 of debt and capital leases, plus approximately $1,600 of operating lease obligations.

Results for Badger, which are reflected as discontinued operations in the Company’s consolidated statements of income for the three and six months ended June 30, 2012 and 2011, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$—	$—	$—	$435
Loss before benefit for income taxes	—	(57)	—	(1,182)
Income tax provision (benefit)	—	—	—	2
Loss from discontinued operations	$—	$(57)	$—	$(1,184)

NOTE 4 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. The Company’s treasury policy is to invest excess cash in money market funds or other short-term investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company’s condensed consolidated statements of operations. As of June 30, 2012 and December 31, 2011, cash and cash equivalents totaled $8,136 and $13,340, respectively. These amounts consisted of cash balances and investments in municipal bonds with original maturities of three months or less.

Cash and cash equivalents consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Cash and cash equivalents:
Cash	$7,426	$11,127
Certificates of deposits	710	707
Municipal bonds	—	1,506
Total cash and cash equivalents	8,136	13,340

NOTE 5 — INVENTORIES

The components of inventories as of June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30,	December 31,
	2012	2011

Raw materials	$23,055	$11,943
Work-in-process	11,555	7,437
Finished goods	4,827	4,921
	39,437	24,301
Less: Reserve for excess and obsolete inventory	(720)	(946)
Net inventories	$38,717	$23,355

The significant increase in inventories from year-end is related to the significant build-up of raw materials within the Company’s Towers and Weldments business due to increased steel purchases in support of production for multiple tower designs, as well as production delays encountered in the second quarter. The Company expects inventory levels to revert back to historical levels in the latter half of 2012.

NOTE 6 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of its Gearing subsidiary completed during 2007. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 8 to 20 years. The Company tests intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the second quarter of 2012, the Company identified triggering events associated with the Company’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets. Based upon the Company’s assessment, the recoverable amount and the fair value were substantially in excess of the carrying amount of the intangible assets, and no impairment to these assets was indicated as of June 30, 2012. Despite having recoverable amounts substantially in excess of the total $8,784 carrying value of the intangible assets, the Company has concluded that it is appropriate to shorten the useful life associated with a $2,216 portion of the customer relationships intangible assets and amortize it over one year, instead of remaining five years previously assigned to this portion of the intangible assets.

As of June 30, 2012 and December 31, 2011, the cost basis, accumulated amortization, impairment charge and net book value of intangible assets were as follows:

	June 30, 2012				December 31, 2011
				Net				Net
	Cost	Accumulated	Impairment	Book	Cost	Accumulated	Impairment	Book
	Basis	Amortization	Charge	Value	Basis	Amortization	Charge	Value
Intangible assets:
Customer relationships	$3,979	$(1,313)	$—	$2,666	$3,979	$(1,084)	$—	$2,895
Trade names	7,999	(1,881)	—	6,118	7,999	(1,680)	—	6,319

Intangible assets	$11,978	$(3,194)	$—	$8,784	$11,978	$(2,764)	$—	$9,214

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011

Accrued payroll and benefits	$2,613	$2,762
Accrued property taxes	526	250
Income taxes payable	384	386
Accrued professional fees	632	433
Accrued warranty liability	762	983
Accrued other	598	935
Total accrued liabilities	$5,515	$5,749

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011

Term loans and notes payable	$5,791	$6,999
Less: Current maturities	(1,455)	(2,202)
Long-term debt, net of current maturities	$4,336	$4,797

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

Pursuant to the merger of RBA into the Company’s wholly-owned subsidiary Broadwind Towers, Inc. (f/k/a Tower Tech Systems Inc.) (“Broadwind Towers”) on December 31, 2009, the loans evidenced by the ICB Notes (collectively, the “ICB Loans”)

were modified pursuant to a Master Amendment among ICB, Broadwind Towers and the Company (as guarantor) (the “Master Amendment”). Under the terms of the Master Amendment, Broadwind Towers agreed to a number of security and financial covenants. As the outstanding balances under the ICB Loans have declined, certain of these requirements have been removed through subsequent amendments to the Master Amendment. The remaining security requirements are that Broadwind Towers maintain a depository relationship of not less than $700 with ICB and maintain a debt service ratio of not less than 1.25 to 1.0 at all times. The ICB Loans are also secured by a mortgage on a facility owned by Broadwind Towers in Clintonville, Wisconsin, and by a guarantee from the Company. As of June 30, 2012, (i) the total amount of outstanding indebtedness under the ICB Notes was $960, (ii) the effective per annum interest rate under the ICB Notes was 5.69%, and (iii) Broadwind Towers was in compliance with all covenants under the documents evidencing and securing the ICB Loans.

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

The GWB Term Loan is secured by a first mortgage on the Brandon Facility and all fixtures and proceeds relating thereto, pursuant to a Mortgage and a Commercial Security Agreement, each between Broadwind Towers and GWB, and by a Commercial Guaranty from the Company. In addition, the Company has agreed to subordinate all intercompany debt with Broadwind Towers to the GWB Term Loan. The GWB Term Loan contains representations, warranties and covenants that are customary for a term financing arrangement and contains no financial covenants. As of June 30, 2012, the total outstanding indebtedness under the GWB Term Loan was $4,333, which is recorded as Liabilities Held for Sale within the consolidated balance sheet in light of the Company having initiated a process to sell the Brandon Facility.

Wells Fargo Account Purchase Agreements

On September 29, 2010, the Company’s wholly-owned subsidiaries Broadwind Towers, Brad Foote Gear Works, Inc. (“Brad Foote”), Broadwind Services, LLC f/k/a Energy Maintenance Service, LLC (“Broadwind Services”) (collectively, the “Subsidiaries”), and Badger entered into account purchase agreements (the “AP Agreements”) with Wells Fargo Business Credit, a division of Wells Fargo Bank, N.A. (“Wells Fargo”). Under the AP Agreements, when requested by the Company, Wells Fargo will advance funds against certain receivables arising from sales of the Subsidiaries’ products and services. In connection with the entry into the AP Agreements, the Company, Badger and each Subsidiary executed guaranties (including cross-guaranties) in favor of Wells Fargo. With respect to the Subsidiaries, the AP Agreements contain provisions providing for cross-defaults and cross-collateralization. In addition, each Subsidiary has granted to Wells Fargo a security interest against all financed receivables and related collateral. Prior to entering into the AP Agreements, there was no material relationship between the Company, the Subsidiaries and Wells Fargo.

Under the terms of the AP Agreements, when requested by the Company, Wells Fargo will advance approximately 80% of the face value of eligible receivables to the Subsidiaries. Wells Fargo will have full recourse to the Subsidiaries for collection of the financed receivables. The aggregate facility limit of the AP Agreements is $10,000. For Wells Fargo’s services under the AP Agreements, the Subsidiaries have agreed to pay Wells Fargo (i) a floating discount fee of the then-prevailing London Interbank Offered Rate plus 3.75% per annum on the sum of the outstanding financed accounts, (ii) an annual facility fee of 1% of the aggregate facility limit, and (iii) an annual unused line fee of 0.042% on the portion of the credit facility which is unused. The initial term of the AP Agreements ends on September 29, 2013. If the AP Agreements are terminated prior to this date, an early termination fee of up to 2% of the aggregate facility limit may apply. On October 19, 2011 the AP Agreements were amended to modify the month-end minimum total cash balance requirement from $5,000 to the greater of $2,000 or the outstanding purchased amount, not to exceed $5,000.

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

During the six months ended June 30, 2012, the Company financed approximately $22,706 of accounts receivable with Wells Fargo. At June 30, 2012, $7,284 of financed receivables remained outstanding, and the Subsidiaries had the ability to draw up to an additional $2,716. All outstanding financed receivables are recorded net of Accounts Receivable within the consolidated balance sheet.

Selling Shareholder Notes

On May 26, 2009, the Company entered into a settlement agreement (the “Settlement Agreement”) with the three former owners of Brad Foote, including J. Cameron Drecoll, who served as the Company’s Chief Executive Officer and a member of its Board of Directors until December 1, 2010.  The Settlement Agreement related to the post-closing escrow established in connection with the Company’s acquisition of Brad Foote.  Under the terms of the Settlement Agreement, among other terms, the Company issued three promissory notes to the former owners in the aggregate principal amount of $3,000, bearing interest at a rate of 7% per annum and maturing on May 29, 2012.  The notes issued to the former owners other than Mr. Drecoll, each with an original principal amount of $340, were repaid upon maturity in May 2012.

Mr. Drecoll’s note, with an original principal amount of $2,320, was amended on July 1, 2011, to (i) change the maturity date to January 10, 2014; (ii) increase the interest rate to 9% per annum; and (iii) amend the repayment schedule to amortize, beginning with payments commencing in the fourth quarter of 2011. Under the terms of the amendment, the Company has reduced the principal amount outstanding under the note to $1,677, and had $38 of accrued interest as of June 30, 2012. On July 17, 2012, the note was further amended to provide for payment of the remaining balance in two equal installments of $751 each on October 10, 2012 and January 10, 2013, or sooner if the Company’s cash balance and credit availability meet certain thresholds. As a result of the July 2012 note amendment, $506 of the remaining long term debt associated with this note at June 30, 2012 became current.

Other

Included in Long Term Debt, Net of Current Maturities is $2,280 associated with the New Markets Tax Credit Transaction described further in Note 16, “New Markets Tax Credit Transaction” of these consolidated financial statements.

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

Assets measured at fair value on a nonrecurring basis

The fair value measurement approach for long-lived assets utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the Company’s future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and a market-based approach based on the Company’s market capitalization, and other subjective assumptions. During the second quarter of 2012, the Company identified triggering events associated with the Company’s current period operating loss combined with its history of continued operating losses.

As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company’s assessment, no additional impairment to these assets was identified as of June 30, 2012.

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of June 30, 2012, the Company had no net deferred income taxes due to the full recorded valuation allowance. During the three months ended June 30, 2012, the Company recorded a provision for income taxes of $10 from continuing operations compared to a provision for income taxes of $16 from continuing operations during the three months ended June 30, 2011. During the six months ended June 30, 2012, the Company recorded a provision for income taxes of $30 from continuing operations compared to a provision for income taxes of $33 from continuing operations during the six months ended June 30, 2011.

The Company files income tax returns in U.S. federal and state jurisdictions. As of June 2012, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2011, the Company had net operating loss carryforwards of $136,189 expiring in various years through 2031.

The Company does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next twelve months. However, Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), generally imposes an annual limitation on the amount of net operating loss carryforwards and associated built-in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company’s ability to utilize net operating loss carryforwards and built-in losses may be limited, under this section or otherwise, by the Company’s issuance of common stock or by other changes in stock ownership. Upon completion of the Company’s analysis of IRC Section 382, the Company has determined that aggregate changes in stock ownership have triggered an annual limitation of net operating loss carryforwards and built-in losses available for utilization. To the extent the Company’s use of net operating loss carryforwards and associated built-in losses is significantly limited in the future due to additional changes in stock ownership, the Company’s income could be subject to U.S. corporate income tax earlier than it would if the Company were able to use net operating loss carryforwards and built-in losses without such limitation, which could result in lower profits and the loss of benefits from these attributes.

As of June 30, 2012, the Company has $435 of unrecognized tax benefits, all of which would have a favorable impact on income tax expense. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company has accrued interest and penalties of $149 as of June 30, 2012. As of December 31, 2011, the Company had unrecognized tax benefits of $417, of which $131 represented accrued interest and penalties.

NOTE 11 — SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

2007 Equity Incentive Plan

The Company grants incentive stock options and other equity awards pursuant to the Amended and Restated Broadwind Energy, Inc. 2007 Equity Incentive Plan (the “2007 EIP”), which was approved by the Company’s Board of Directors in October 2007 and by the Company’s stockholders in June 2008. The 2007 EIP has been amended periodically since its original approval. Specifically, (i) the 2007 EIP was amended by the Company’s stockholders in June 2009 to increase the number of shares of common stock authorized for issuance under the 2007 EIP, (ii) the 2007 EIP was further amended and restated in March 2011 by the Company’s Board of Directors to limit share recycling under the 2007 EIP, to include a minimum vesting period for time-vesting restricted stock awards and restricted stock units (“RSU’s”) and to add a clawback provision, and (iii) the 2007 EIP was further amended at the Company’s Annual Meeting of Stockholders on May 4, 2012 to increase the number of shares of common stock authorized for issuance under the 2007 EIP to provide sufficient authorized shares to settle certain awards granted in December 2011.

The 2007 EIP reserved 6,910,510 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of June 30, 2012, the Company had reserved 1,234,136 shares for issuance upon the exercise of stock options outstanding and 4,516,446 shares for issuance upon the vesting of RSU awards outstanding. As of June 30, 2012, 704,722 shares of common stock reserved for stock options and RSU awards under the 2007 EIP have been issued in the form of common stock.

2012 Equity Incentive Plan

On March 8, 2012, the Company’s Board of Directors approved the Broadwind Energy, Inc. 2012 Equity Incentive Plan (the “2012 EIP;” together with the 2007 EIP, the “Equity Incentive Plans”), and at the Company’s Annual Meeting of Stockholders on May 4, 2012, the Company’s stockholders approved the adoption of the 2012 EIP. The purposes of the 2012 EIP are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2012 EIP by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining officers, other employees, non-employee directors, and independent contractors; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders. Under the 2012 EIP, the Company may grant (i) non-qualified stock options; (ii) “incentive stock options” (within the meaning of IRC Section 422); (iii) stock appreciation rights; (iv) restricted stock and RSU’s; and (v) performance awards.

The 2012 EIP reserves 12,000,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of June 30, 2012, the Company had reserved 1,650,000 shares for issuance upon the exercise of stock options outstanding, 2,164,705 shares for issuance upon the vesting of RSU awards outstanding, and 8,185,295 additional shares for future awards under the 2012 EIP. As of June 30, 2012, no shares of common stock reserved for stock options and RSU awards under the 2012 EIP have been issued in the form of common stock.

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

Restricted Stock Units.  The granting of RSU’s is provided for under the Equity Incentive Plans. RSU’s generally vest on the anniversary of the grant date, with vesting terms that may range from one to five years from the date of grant. The fair value of each RSU granted is equal to the closing price of the Company’s common stock on the date of grant and is generally expensed ratably over the vesting term of the RSU award.

The following table summarizes stock option activity during the six months ended June 30, 2012 under the Equity Incentive Plans, as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2011	1,275,115	$6.01
Granted	1,650,000	$0.34
Exercised	—	$—
Forfeited	(40,979)	$8.77
Expired	—	$—
Outstanding as of June 30, 2012	2,884,136	$2.73

Exercisable as of June 30, 2012	544,429	$8.09

The following table summarizes RSU activity during the six months ended June 30, 2012 under the Equity Incentive Plans, as follows:

	Number of RSU’s	Weighted Average Grant-Date Fair Value Per RSU
Outstanding as of December 31, 2011	3,646,299	$1.32
Granted	3,575,215	$0.51
Vested	(242,455)	$2.12
Forfeited	(297,908)	$1.19
Outstanding as of June 30, 2012	6,681,151	$0.86

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the six months ended June 30, 2012 and 2011, and the assumptions used to value these stock options, are as follows:

	Six Months Ended June 30,
	2012	2011
Dividend yield	—	—
Risk-free interest rate	1.1%	2.6%
Weighted average volatility	99.98%	96.09%
Expected life (in years)	6.3	6.3
Weighted average grant date fair value per share of options granted	$0.27	$1.07

Dividend yield is zero as the Company currently does not pay a dividend.

Risk-free rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the award.

During the six months ended June 30, 2011 and 2012, the Company utilized a standard volatility assumption of 99.98% and 96.09%, respectively, for estimating the fair value of stock options awarded based on comparable volatility averages for the energy related sector.

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

The Company utilized a forfeiture rate of 25% during the six months ended June 30, 2012 and 2011 for estimating the forfeitures of stock options granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011, as follows:

	Six Months Ended June 30,
	2012	2011
Share-based compensation expense:
Selling, general and administrative	$1,289	$830
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$1,289	$830

Reduction in earnings per share:
Basic and diluted earnings per share (2)	$0.01	$0.01

(1) Income tax benefit is not illustrated because the Company is currently operating at a loss and an actual income tax benefit was not realized for the six months ended June 30, 2012 and 2011. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

(2) Diluted earnings per share for the six months ended June 30, 2012 and 2011 does not include common stock equivalents due to their anti-dilutive nature as a result of the Company’s net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

As of June 30, 2012, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and RSU’s, in the amount of approximately $3,794 will be recognized through 2016. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

NOTE 12 — LEGAL PROCEEDINGS

Shareholder Lawsuits

On February 11, 2011, a putative class action was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company and certain of its current or former officers and directors. The lawsuit is purportedly brought on behalf of purchasers of the Company’s common stock between March 17, 2009 and August 9, 2010. A lead plaintiff has been appointed and an amended complaint was filed on September 13, 2011. The amended complaint names as additional defendants certain of the Company’s current and former directors, certain Tontine entities, and Jeffrey Gendell, a principal of Tontine. The complaint seeks to allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and/or Section 20(a) of the Exchange Act by issuing or causing to be issued a series of allegedly false and/or misleading statements concerning the Company’s financial results, operations, and prospects, including with respect to the January 2010 secondary public offering of the Company’s common stock. The plaintiffs allege that the Company’s statements were false and misleading because, among other things, the Company’s reported financial results during the class period allegedly violated generally accepted accounting principles because they failed to reflect the impairment of goodwill and other intangible assets, and the Company allegedly failed to disclose known trends and other information regarding certain customer relationships at Brad Foote. In support of their claims, the plaintiffs rely in part upon six alleged confidential informants, all of whom are alleged to be former employees of the Company. On November 18, 2011, the Company filed a motion to dismiss.  On April 19, 2012, the Court granted in part and denied in part the Company’s motion. The Court dismissed all claims with prejudice against each of the named current and former officers except for J. Cameron Drecoll and held that the plaintiffs had failed to state a claim for any alleged misstatements made after March 19, 2010. In addition, the Court dismissed all claims with prejudice against the named Tontine entities and Mr. Gendell. The Court denied the motion with respect to certain of the claims asserted against the Company and Mr. Drecoll. The Company filed its answer and affirmative defenses on May 21, 2012 and intends to vigorously defend the remaining claims asserted against it. Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division against certain of the Company’s current and former officers and directors, and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the January 2010 secondary public offering of the Company’s common stock. One of the lawsuits also alleges that certain directors violated Section 14(a) of the Exchange Act in connection with the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders. Two of the matters pending in the federal court were subsequently consolidated, and on May 15, 2012, the Court granted defendants’ motion to dismiss the consolidated cases and also entered an order dismissing the third case. The Company has received a request from the Tontine defendants for indemnification in the derivative suits and the class action lawsuit and may receive additional requests for indemnification from Tontine and/or Mr. Gendell pursuant to various agreements related to shares owned by Tontine. The Company maintains directors and officers liability insurance; however, the costs of indemnification for Mr. Gendell and/or Tontine would not be covered by any Company insurance policy. Because of the preliminary nature of these lawsuits, the Company is not able to estimate a loss or range of loss, if any, that may be incurred in connection with this matter at this time.

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

Environmental

The Company is aware of a grand jury investigation commenced by the United States Attorney’s Office, Northern District of Illinois, for potential violation of federal environmental laws. On February 15, 2011, pursuant to a search warrant, officials from the United States Environmental Protection Agency entered and conducted a search of one of Brad Foote’s facilities in Cicero, Illinois, in connection with the alleged improper disposal of industrial wastewater to the sewer. Also on or about February 15, 2011, in connection with the same matter, the Company received two grand jury subpoenas requesting testimony and the production of certain documents relating to the Brad Foote facility’s past compliance with certain environmental laws and regulations relating to the generation, discharge and disposal of wastewater from certain of its processes between 2004 and the present. On or about February 23,

2011, the Company received another grand jury subpoena relating to the same investigation, requesting testimony and the production of certain other documents relating to certain of the Brad Foote facility’s employees, environmental and manufacturing processes, and disposal practices. The Company has produced e-mails, reports and correspondence as requested, and completed its response to these subpoenas on August 17, 2011.  The Company does not currently have information as to when the investigation may be concluded, and is also conducting an internal investigation of any possible non-compliance. The Company has also voluntarily instituted corrective measures at the Brad Foote facility, including changes to its wastewater disposal practices.  At this time, the Company has been advised that Brad Foote is a target of the investigation, but no fines or penalties have been suggested.  There can be no assurances that the conclusion of the investigation will not result in a determination that applicable environmental, health and safety laws and regulations were violated at the Brad Foote facility. Any violations found, or any criminal or civil fines, penalties and/or other sanctions imposed could be substantial and materially and adversely affect the Company. The Company had recorded a liability of $675 at December 31, 2010, which represented the low end of its estimate of remediation-related costs and expenses; as of June 30, 2012, those initial costs have been incurred, and additional costs have been expensed as incurred. No additional remediation related expenses are anticipated or have been accrued; however, the outcome of the investigation, the liability in connection therewith, and the impact to the Company’s operations cannot be predicted at this time. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations. No estimate regarding the loss or range of loss, if any, that may be incurred in connection with this matter is possible at this time.

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

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, the Company has not identified any new standards that it believes merit further discussion. The Company believes that none of the new standards will have a significant impact on its consolidated financial statements.

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

Towers and Weldments

The Company manufactures towers for wind turbines, specifically the large and heavier wind towers that are designed for 2 megawatt (“MW”) and larger wind turbines. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of approximately 500 towers, sufficient to support turbines generating more than 1,200 MW of power. This product segment also encompasses the manufacture of specialty fabrications and specialty weldments for mining and other industrial customers. Consistent with the Company’s diversification strategy, during 2012 a portion of the Company’s tower capacity has been shifted to support the growing demand for specialty weldments.

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

Corporate and Eliminations

“Corporate” includes the assets and selling, general and administrative expenses of the Company’s corporate office. “Eliminations” is comprised of adjustments to reconcile segment results to consolidated results.

Summary financial information by reportable segment for the three and six months ended June 30, 2012 and 2011 was as follows:

For the Three Months Ended June 30, 2012:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$36,995	$13,646	$5,670	$—	$—	$56,311
Intersegment revenues (1)	—	417	25	—	(442)	—
Operating profit (loss)	561	(1,632)	(1,139)	(1,960)	11	(4,159)
Depreciation and amortization	904	2,550	439	17	—	3,910
Capital expenditures	382	399	658	11	—	1,450

For the Three Months Ended June 30, 2011:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$24,495	$12,506	$2,331	$—	$—	$39,332
Intersegment revenues (1)	—	3	36	—	(39)	—
Operating profit (loss)	2,773	(2,847)	(2,094)	(2,143)	—	(4,311)
Depreciation and amortization	887	2,506	326	43	—	3,762
Capital expenditures	84	(560)	926	20	—	470

For the Six Months Ended June 30, 2012:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$72,164	$29,479	$9,111	$—	$—	$110,754
Intersegment revenues (1)	—	617	26	—	(643)	—
Operating profit (loss)	1,566	(2,753)	(2,763)	(4,175)	25	(8,100)
Depreciation and amortization	1,780	5,222	824	34	—	7,860
Capital expenditures	413	764	900	88	—	2,165

For the Six Months Ended June 30, 2011:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$52,666	$26,037	$4,159	$—	$—	$82,862
Intersegment revenues (1)	—	25	36	—	(61)	—
Operating profit (loss)	5,194	(5,242)	(3,448)	(4,788)	—	(8,284)
Depreciation and amortization	1,766	5,028	382	87	—	7,263
Capital expenditures	189	(298)	2,921	38	—	2,850

	Total Assets as of
	June 30,	December 31,
Segments:	2012	2011

Towers and Weldments	$77,344	$68,185
Gearing	80,212	80,642
Services	15,822	15,752
Assets held for sale	8,047	8,052
Corporate	312,468	317,413
Eliminations	(319,325)	(317,153)
	$174,568	$172,891

(1)          Intersegment revenues generally include a 10% markup over costs and primarily consist of sales from Gearing to Services. Gearing sales to Services totaled $617 and $25 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company completed construction of the Brandon Facility in the first quarter of 2010, but has not commenced production at this Facility. During 2010 the Company concluded that it would be difficult or impossible to operate the Brandon Facility in a profitable or cost-effective manner in light of the expected mid-term demand for wind towers. In connection with this determination, during the fourth quarter of 2010, the Company recorded an impairment charge of $13,326 to reduce the carrying value of the Brandon Facility assets to fair value. The Company currently has purchase commitments totaling approximately $360 outstanding related to the Brandon Facility. In the third quarter of 2011, the Company initiated a process to sell the Brandon Facility and reclassified the Brandon Facility, and the related indebtedness, to Assets Held for Sale and Liabilities Held for Sale, respectively (see Note 17, “Restructuring” of these financial statements).

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

Warranty Liability

The Company provides warranty terms that range from one to seven years for various products and services supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of June 30, 2012 and 2011, estimated product warranty liability was $762 and $897, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the six months ended June 30, 2012 and 2011 were as follows:

	For the six months ended June 30,
	2012	2011

Balance, beginning of period	$983	$1,071
Warranty expense	(122)	30
Warranty claims	(99)	(204)
Balance, end of period	$762	$897

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the realizability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the six months ended June 30, 2012 and 2011 consists of the following:

	For the six months ended June 30,
	2012	2011

Balance at beginning of period	$438	$489
Bad debt expense	231	343
Write-offs	(35)	(3)

Balance at end of period	$634	$829

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

Other

As of June 30, 2012, approximately 21% of the Company’s employees were covered by two collective bargaining agreements with United Steelworkers local unions in Cicero, Illinois and Neville Island, Pennsylvania, which are scheduled to remain in effect through February 2014 and October 2012, respectively. The Company considers its union and employee relations to be satisfactory.

The sale price from the sale of the Company’s Badger subsidiary to BTI Logistics is subject to final working capital adjustments, certain contingencies and indemnifications.

On July 20, 2011, the Company executed a strategic financing transaction (the “NMTC Transaction”) involving the following third parties: AMCREF Fund VII, LLC (“AMCREF”), a registered community development entity; COCRF Investor VIII, LLC (“COCRF”); and Capital One, National Association (“Capital One”). The NMTC Transaction allows the Company to receive below market interest rate funds through the federal New Markets Tax Credit (“NMTC”) program, see Note 16, “New Markets Tax Credit Transaction” of these consolidated financial statements. Pursuant to the NMTC Transaction, the gross loan and investment in the Company’s Abilene, Texas gearbox refurbishment facility (the “Gearbox Facility”) of $10,000 will generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One. The Gearbox Facility must operate and be in compliance with the terms and conditions of the NMTC Transaction during the seven year compliance period, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with the NMTC Transaction.

NOTE 16 — NEW MARKETS TAX CREDIT TRANSACTION

On July 20, 2011, the Company received $2,280 in proceeds via the NMTC Transaction. The NMTC Transaction qualifies under the NMTC program and included a gross loan from AMCREF to Broadwind Services in the principal amount of $10,000, with a term of fifteen years and interest payable at the rate of 1.4% per annum, largely offset by a gross loan in the principal amount of $7,720 from the Company to COCRF, with a term of fifteen years and interest payable at the rate of 2.5% per annum.

The NMTC regulations permit taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities. The NMTC Transaction could generate $3,900 in tax credits, which the Company has made available under the structure by passing them through to Capital One. The proceeds have been applied to the Company’s recent investment in the Gearbox Facility assets and operating costs, as permitted under the NMTC program.

The Gearbox Facility must operate and be in compliance with various regulations and restrictions for seven years to comply with the terms of the NMTC Transaction, or the Company may be liable under its indemnification agreement with Capital One for the recapture of tax credits. The NMTC program tax credits are subject to 100% recapture for a period of seven years as provided in the IRC. The Company does not anticipate that any tax credit recapture events will occur or that it will be required to make any payments to Capital One under the indemnification agreement.

The Capital One contribution has been included in the Company’s consolidated balance sheet at June 30, 2012. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest. Capital One may exercise an option to put its investment and receive $130 from the Company. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company believes that Capital One will exercise the put option in 2018 at the end of the tax credit recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

The Company has determined that two pass-through financing entities created under this transaction structure are variable interest entities (“VIE’s”). The ongoing activities of the VIE’s—collecting and remitting interest and fees and complying with NMTC program requirements—were considered in the initial design of the NMTC Transaction and are not expected to significantly affect economic performance throughout the life of the VIE’s. Management also considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees under the transaction structure, Capital One’s lack of a material interest in the underlying economics of the project, and the fact that the Company is obligated to absorb losses of the VIE’s. The Company has concluded that it is required to consolidate the VIE’s because the Company has both (i) the power to direct those matters that most significantly impact the activities of each VIE and (ii) the obligation to absorb losses or the right to receive benefits of each VIE.

The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One’s net contribution of $2,280 is included in Long Term Debt, Net of Current Maturities in the consolidated balance sheet. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred.

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

The Company is executing a plan to reduce its facility footprint by approximately 40% through the sale and/or closure during the next twelve months of facilities comprising a total of approximately 600,000 square feet. The Company believes the remaining locations will be sufficient to support its Towers and Weldments, Gearing, Services and general corporate and administrative activities, while allowing for growth for the next several years.

As part of this plan, in the third quarter of 2011, the Company determined that the Brandon Facility should be sold, and as a result the Company has reclassified the land, building and fixtures valued at $8,000 from Property and Equipment to Assets Held for Sale. In addition, the related indebtedness associated with the Brandon Facility of $4,583 was reclassified in the third quarter of 2011 from Long-Term Debt Net of Current Maturities and Current Maturities of Long-Term Debt to Liabilities Held for Sale. The Company expects that this sale will be completed in the next twelve months. The Company had previously recorded an impairment charge of $13,326 in the fourth quarter of 2010 to bring these assets to fair value; no further impairment charges were recorded.

Additional restructuring plans were approved in the fourth quarter of 2011. To date, the Company has incurred $2,756 of costs in conjunction with its restructuring plan. Including costs incurred to date, the Company expects that a total of approximately $11,600 of costs will be incurred to implement this restructuring plan. Of the total projected expenses, the Company anticipates that a total of approximately $3,400 will consist of non-cash expenditures. The Company expects the remaining cash expenditures will be funded substantially by net proceeds from asset sales of $7,200. The table below details the Company’s total restructuring charges incurred to date and the total expected restructuring charges as of June 30, 2012:

	2011	Q1 ‘12	Q2 ‘12	Total	Total
	Actual	Actual	Actual	Incurred	Projected
Capital expenditures:
Gearing	$5	$262	$644	$911	$4,200
Other	—	—	—	—	—
Total capital expenditures	5	262	644	911	4,200

Cash expenses:
Cost of sales:
Gearing	131	89	236	456	2,894
Services	—	6	—	6	6
Other	—	—	—	—	—
Total cost of sales	131	95	236	462	2,900

Selling, general, and administrative expenses:
Gearing	35	25	25	85	144
Services	—	40	—	40	40
Corporate	406	10	—	416	916
Total selling, general and administrative expenses	441	75	25	541	1,100

Non-cash expenses:
Gearing	247	294	251	792	3,350
Corporate	50	—	—	50	50
Total non-cash expenses	297	294	251	842	3,400
Grand total	$874	$726	$1,156	$2,756	$11,600

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

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

Second Quarter Overview

During the second quarter of 2012, we continued to execute our strategy in an improving, but still challenging, economic climate. We anticipate that economic conditions within the wind industry will stay strong for the third quarter, but will weaken significantly in the latter part of 2012 and into 2013 due to the scheduled expiration of the Production Tax Credit that supports the wind industry. Since October 2010, we have been focused on diversifying our revenue stream, and for the first six months of 2012, only 63% of our sales were associated with products produced to support new U.S. wind energy installations. Despite the success of our diversification efforts, the towers business in particular is largely linked to new wind installations and is expected to be impacted by the potential delay or expiration of the Production Tax Credit. We are focused on further diversifying this business, both through expansion of the weldments activity and through entry into North American export markets. However, to the extent that we are unable to secure sufficient wind tower orders, we may need to scale back our operations in this segment. We cannot provide assurances that improved market conditions within the wind industry will occur or that we will be able to capitalize on these opportunities. In addition, a continued or prolonged economic slowdown in the wind industry or other unfavorable market factors, including pressures in the natural gas production markets caused by current oversupply and historically low prices, could result in further revisions to our expectations with respect to future financial results and cash flows. In response to these conditions, we have made a strategic decision to diversify our business into oil, gas, mining, and other industries, particularly within gearing and industrial weldments. These factors have required management to reassess its estimates of the fair value of some of our reportable segments and could result in further review of our intangible assets and fixed assets, although no additional impairment to the carrying value of these assets was indicated by our second quarter 2012 testing.

During the third quarter of 2011 we conducted a review of our business strategies and product plans given the outlook for the economy at large, the forecast for the industries we serve, and our own business environment. As a result, we have begun to execute a restructuring plan to rationalize our facility capacity and our management structure, and to consolidate and increase the efficiencies of our operations. We have concluded that our wind manufacturing footprint and fixed cost base is too large and expensive for our medium-term needs. We are executing a plan to reduce our facility footprint by nearly 40% through the sale and/or closure of facilities comprising a total of approximately 600,000 square feet during the next twelve months. We believe the remaining locations will be sufficient to support our Towers and Weldments, Gearing, Services and general corporate and administrative activities while allowing for growth for the next several years.

To date, we have incurred $2,756 of costs in conjunction with our restructuring plan. Including costs incurred to date, we expect to incur restructuring costs associated with the consolidation totaling an estimated $11,600. Costs are expected to include approximately $4,200 in capital expenditures and $7,400 in expenses, of which approximately $3,400 is anticipated to be non-cash expenses and $4,000 is anticipated to be cash expenses. Net proceeds from associated asset sales, estimated to be approximately $7,200, will be used to fund cash costs. We anticipate annual cost savings of approximately $5,500 related to the restructuring.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

	Three Months Ended June 30,				2012 vs. 2011
	2012	% of Total Revenue	2011	% of Total Revenue	$ Change	% Change

Revenues	$56,311	100.0%	$39,332	100.0%	$16,979	43.2%
Cost of sales	54,236	96.3%	36,400	92.5%	17,836	49.0%
Restructuring	416	0.7%	—	0.0%	416	N/A
Gross profit	1,659	3.0%	2,932	7.5%	(1,273)	-43.4%

Operating expenses
Selling, general and administrative expenses	5,578	9.9%	7,028	17.9%	(1,450)	-20.6%
Intangible amortization	215	0.4%	215	0.5%	—	N/A
Restructuring	25	0.0%	—	0.0%	25	N/A
Total operating expenses	5,818	10.3%	7,243	18.4%	(1,425)	-19.7%

Operating loss	(4,159)	-7.3%	(4,311)	-10.9%	152	3.5%

Other (expense) income
Interest expense, net	(238)	-0.4%	(296)	-0.8%	58	19.6%
Other, net	247	0.4%	222	0.6%	25	11.3%
Restructuring	(71)	-0.2%	—	0.0%	(71)	N/A
Total other (expense) income, net	(62)	-0.2%	(74)	-0.2%	12	16.2%

Net loss from continuing operations before provision for income taxes	(4,221)	-7.5%	(4,385)	-11.1%	164	3.7%
Provision for income taxes	10	0.0%	16	0.0%	(6)	-37.5%
Loss from continuing operations	(4,231)	-7.5%	(4,401)	-11.1%	170	3.9%
Loss from discontinued operations, net of tax	—	0.0%	(57)	-0.1%	57	100.0%
Net loss	$(4,231)	-7.5%	$(4,458)	-11.2%	$227	5.1%

Consolidated

Revenues increased by $16,979, from $39,332 during the three months ended June 30, 2011, to $56,311 during the three months ended June 30, 2012. We experienced increased revenue in each of our business segments. In our Gearing segment, we continue to experience sales increases to our industrial customers as our expanded sales force gains traction. Towers and Weldments revenues increased 51%, despite a 4% decrease in the volume of wind tower sections sold in the second quarter of 2012 compared to

2011. In the current year significant steel costs were included in all of our towers sales, while in the prior year period, fabrication-only tower sections represented 50% of our volume. Our Services segment revenues increased 141% in the second quarter of 2012 compared to 2011.

Gross profit decreased by $1,273, from $2,932 during the three months ended June 30, 2011, to $1,659 during the three months ended June 30, 2012. The decrease in gross profit was primarily attributable to a decline in Towers and Weldments gross profit due to the lack of higher margin fabrication-only towers in the current quarter and restructuring costs at Gearing, partially offset by improved volume and margins in both Services and Gearing, as compared to the same period in the prior year. As a result, our gross margin decreased from 7.5% during the three months ended June 30, 2011, to 3.0% during the three months ended June 30, 2012. Gross profit excluding restructuring charges declined by $857, and the resulting gross margin percentage would have been 3.7% in the absence of those restructuring charges.

Selling, general and administrative expenses decreased by $1,450, from $7,028 during the three months ended June 30, 2011, to $5,578 during the three months ended June 30, 2012. The decrease was attributable to lower selling expenses, bad debt expense, professional fees and employee compensation as part of general cost containment efforts. Operating expenses as a percentage of sales decreased dramatically, from 18% in the prior year quarter to 10% in the current year.

Intangible amortization expense of $215 was unchanged compared with the prior year period. Restructuring expense of $25 was incurred in the current quarter, compared to zero in the prior year period. The provision for income taxes was not significant in either period.

Net loss decreased from $4,458 during the three months ended June 30, 2011, to $4,231 during the three months ended June 30, 2012, primarily as a result of the factors described above.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
	2012	2011

Revenues	$36,995	$24,495
Operating income	561	2,773
Operating margin	1.5%	11.3%

Towers and Weldments segment revenues increased by $12,500, from $24,495 during the three months ended June 30, 2011, to $36,995 during the three months ended June 30, 2012. The 51% increase in revenues is due to a heavy mix of fabrication-only tower sections in the prior year quarter and growth in weldment sales. Revenues increased despite a 4% decrease in the volume of wind tower sections sold in the second quarter of 2012 compared to 2011. In the current year significant steel costs were included in all of our towers sales, while in the prior year period, fabrication-only tower sections represented 50% of our volume. We estimate that the impact of the reduced share of fabrication-only tower sections accounted for approximately $10,500 of the increase in Towers and Weldment revenues from the prior year quarter.

Towers and Weldments segment operating income decreased by $2,212, from $2,773 during the three months ended June 30, 2011 to $561 during the three months ended June 30, 2012. The decrease in operating income was primarily attributable to a lower margin mix of tower sales, the decrease in wind tower sections manufactured, and operating inefficiencies related to new tower and weldments design production start-up in the current year quarter. Operating margin decreased from 11.3% during the three months ended June 30, 2011, to 1.5% during the three months ended June 30, 2012.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
	2012	2011

Revenues	$14,063	$12,509
Operating loss	(1,632)	(2,847)
Operating margin	-11.6%	-22.8%

Gearing segment revenues increased by $1,554, from $12,509 during the three months ended June 30, 2011, to $14,063 during the three months ended June 30, 2012. The 12% increase in total revenues was attributable to a 51% increase in industrial sales, partially offset by a 44% decrease in wind gearing sales as compared to the prior year quarter. Gearing sales related to new wind installations was 2% in the three months ended June 30, 2012.

Gearing segment operating loss decreased by $1,215, from $2,847 during the three months ended June 30, 2011, to $1,632 during the three months ended June 30, 2012. The decrease in operating loss was primarily due to the 12% increase in sales volume and associated increases in margins, lower legal and employee compensation expenses, partially offset by higher restructuring expenses. As a result of the factors described above, operating margin improved from (22.8%) during the three months ended June 30, 2011, to (11.6%) during the three months ended June 30, 2012.

Services Segment

The following table summarizes the Services segment operating results for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
	2012	2011

Revenues	$5,695	$2,367
Operating loss	(1,139)	(2,094)
Operating margin	-20.0%	-88.5%

Services segment revenues increased by $3,328, from $2,367 during the three months ended June 30, 2011, to $5,695 during the three months ended June 30, 2012. The increase in revenue was primarily the result of increased field service and blade maintenance and repair activity, as well as new revenue derived from our drivetrain service center.

Services segment operating loss decreased by $955, from $2,094 during the three months ended June 30, 2011, to $1,139 during the three months ended June 30, 2012. Increased contribution margins were partially offset by higher depreciation expense related to our Abilene, Texas drivetrain service center. Because of the increased revenue base, operating margin improved from (88.5%) during the three months ended June 30, 2011, to (20.0%) during the three months ended June 30, 2012.

Corporate and Other

Corporate and Other operating loss decreased by $194, from $2,143 during the three months ended June 30, 2011, to $1,949 during the three months ended June 30, 2012. The reduction in expense was primarily attributable to lower professional fees and salary and wages expense as part of our general cost containment efforts, partially offset by a one-time adjustment to incentive compensation in the prior year quarter.

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

	Six Months Ended June 30,				2012 vs. 2011
	2012	% of Total Revenue	2011	% of Total Revenue	$ Change	% Change

Revenues	$110,754	100.0%	$82,862	100.0%	$27,892	33.7%
Cost of sales	106,058	95.8%	77,351	93.3%	28,707	37.1%
Restructuring	805	0.7%	—	0.0%	805	N/A
Gross profit	3,891	3.5%	5,511	6.7%	(1,620)	-29.4%

Operating expenses
Selling, general and administrative expenses	11,461	10.3%	13,365	16.1%	(1,904)	-14.2%
Intangible amortization	430	0.4%	430	0.5%	—	N/A
Restructuring	100	0.1%	—	0.0%	100	N/A
Total operating expenses	11,991	10.8%	13,795	16.6%	(1,804)	-13.1%

Operating loss	(8,100)	-7.3%	(8,284)	-9.9%	184	2.2%

Other (expense) income
Interest expense, net	(500)	-0.5%	(569)	-0.7%	69	12.1%
Other, net	610	0.6%	432	0.5%	178	41.2%
Restructuring	(71)	-0.1%	—	0.0%	(71)	N/A
Total other (expense) income, net	39	0.0%	(137)	-0.2%	176	128.5%

Net loss from continuing operations before provision for income taxes	(8,061)	-7.3%	(8,421)	-10.1%	360	4.3%
Provision for income taxes	30	0.0%	33	0.0%	(3)	-9.1%
Loss from continuing operations	(8,091)	-7.3%	(8,454)	-10.1%	363	4.3%
Loss from discontinued operations, net of tax	—	0.0%	(1,184)	-1.4%	1,184	100.0%
Net loss	$(8,091)	-7.3%	$(9,638)	-11.5%	$1,547	16.1%

Consolidated

Revenues increased from $82,862 during the six months ended June 30, 2011, to $110,754 during the six months ended June 30, 2012. This increase was primarily attributable to a 37% increase in Towers and Weldments segment revenues. We experienced increased revenue in each of our business segments. In our Gearing segment, we continue to experience sales increases to our industrial customers as our expanded sales force gains traction. Towers and Weldments revenues increased 37%, despite a 13% decrease in the volume of wind tower sections sold in the second half of 2012 compared to 2011. In the current year significant steel costs were included in all of our towers sales, while in the prior year period, fabrication-only tower sections represented 46% of our volume. Our Services segment revenues more than doubled in the second half of 2012 compared to 2011.

Gross profit decreased $1,620, from $5,511 during the six months ended June 30, 2011, to $3,891 during the six months ended June 30, 2012. The decrease in gross profit was primarily attributable to a decline in Towers and Weldments gross profit due to a lower margin sales mix of towers in the current half and restructuring costs of $848 at Gearing, largely offset by improved volume and margins in Gearing, as compared to the same period in the prior year. As a result, our gross margin decreased from 6.7% during the six months ended June 30, 2011, to 3.5% during the six months ended June 30, 2012. Gross profit excluding restructuring charges declined by $815, and the resulting gross margin percentage would have been 4.2% in the absence of those restructuring charges.

Selling, general and administrative expenses decreased by $1,904, from $13,365 during the six months ended June 30, 2011, to $11,461 during the six months ended June 30, 2012. The decrease was primarily attributable to lower employee compensation expense, lower professional fees, and lower selling expenses as part of general cost containment efforts. Operating expenses as a percentage of sales decreased from 17% in the prior year period to 11% in the current year.

Intangible amortization expense of $430 was unchanged compared with the prior year period. Restructuring expense of $100 was incurred in the current period, compared to zero in the prior year period. The provision for income taxes was not significant in either period.

Net loss decreased from $9,638 during the six months ended June 30, 2011, to $8,091 during the six months ended June 30, 2012, primarily as a result of the factors described above.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
	2012	2011

Revenues	$72,164	$52,666
Operating income	1,566	5,194
Operating margin	2.2%	9.9%

Towers and Weldments segment revenues increased by $19,498, from $52,666 during the six months ended June 30, 2011, to $72,164 during the six months ended June 30, 2012. The 37% increase in revenues is due to a heavy mix of fabrication-only tower sections in the prior year period and growth in weldment sales. Revenues increased despite a 13% decrease in the volume of wind tower sections sold, and a 12% decrease in the volume of megawatt capacity sold in the second half of 2012 compared to 2011. In the current year significant steel costs were included in all of our towers sales, while in the prior year period, fabrication-only tower sections represented 46% of our volume. We estimate that the impact of the reduced share of fabrication-only tower sections accounted for approximately $21,500 of the increase in Towers and Weldment revenues from the prior year period.

Towers and Weldments segment operating income decreased by $3,628, from $5,194 during the six months ended June 30, 2011 to $1,566 during the six months ended June 30, 2012. The decrease in operating income was primarily attributable to a lower margin mix of tower sales, the decrease in wind tower sections manufactured, and operating inefficiencies related to new tower and weldments design production start-up in the current year period. Operating margin decreased from 9.9% during the six months ended June 30, 2011, to 2.2% during the six months ended June 30, 2012.

Gearing Segment

The following table summarizes the Gearing segment operating results for the six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
	2012	2011

Revenues	$30,096	$26,062
Operating loss	(2,753)	(5,242)
Operating margin	-9.1%	-20.1%

Gearing segment revenues increased by $4,034, from $26,062 during the six months ended June 30, 2011, to $30,096 during the six months ended June 30, 2012. The 15% increase in total revenues was attributable to a 61% increase in industrial sales, partially offset by a 41% decrease in wind gearing sales as compared to the prior year period. Gearing sales related to new wind installations was 6% in the six months ended June 30, 2012.

Gearing segment operating loss decreased by $2,489, from $5,242 during the six months ended June 30, 2011, to $2,753 during the six months ended June 30, 2012. The decrease in operating loss was primarily due to the 15% increase in sales volume and associated increases in margins, lower employee compensation expenses, and legal expenses, partially offset by higher restructuring expenses. As a result of the factors described above, operating margin improved from (20.1%) during the six months ended June 30, 2011, to (9.1%) during the six months ended June 30, 2012.

Services Segment

The following table summarizes the Services segment operating results for the six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
	2012	2011

Revenues	$9,137	$4,195
Operating loss	(2,763)	(3,448)
Operating margin	-30.2%	-82.2%

Services segment revenues increased by $4,942, from $4,195 during the six months ended June 30, 2011, to $9,137 during the six months ended June 30, 2012. The increase in revenue was primarily the result of increased field service and blade maintenance and repair activity, as well as new revenue derived from our drivetrain service center.

Services segment operating loss decreased by $685, from $3,448 during the six months ended June 30, 2011, to $2,763 during the six months ended June 30, 2012. Increased contribution margins were partially offset by higher operating expenses. Because of the increased revenue base, operating margin improved from (82.2%) during the six months ended June 30, 2011, to (30.2%) during the six months ended June 30, 2012.

Corporate and Other

Corporate and Other operating loss decreased by $638, from $4,788 during the six months ended June 30, 2011, to $4,150 during the six months ended June 30, 2012. The reduction in expense was primarily attributable to lower professional fees as well as general cost containment efforts.

SELECTED FINANCIAL DATA

The following non-GAAP financial measure presented below relates to earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (“Adjusted EBITDA”) and is presented for illustrative purposes as an accompaniment to our unaudited financial results of operations for the three and six months ended June 30, 2012 and 2011. Adjusted EBITDA should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under GAAP. We believe that Adjusted EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, which was primarily attributable to a significant portion of the purchase price of our acquired businesses being allocated to depreciable fixed assets and definite-lived intangible assets. The following Adjusted EBITDA calculation is derived from our unaudited condensed consolidated financial results for the three and six months ended June 30, 2012 and 2011, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Loss from continuing operations	$(4,231)	$(4,401)	$(8,091)	$(8,454)
Provision for income taxes	10	16	30	33
Interest expense, net	238	296	500	569
Depreciation and amortization	3,739	3,762	7,395	7,263
Restructuring	512	—	976	—
Share-based compensation and other stock payments	788	461	1,638	948
Adjusted EBITDA	$1,056	$134	$2,448	$359

SUMMARY OF CRITICAL ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions.  Our most critical accounting policies are related to the following areas: revenue recognition, warranty liability, inventories, intangible assets, long-lived assets and income taxes. Details regarding our application of these policies and the related estimates are described fully in our Annual Report on

Form 10-K for the fiscal year ended December 31, 2011 and are supplemented by the following additional disclosure regarding our assessment of Intangible Assets and Long-Lived Assets.

Intangible Assets

We review intangible assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the assets are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

In evaluating the recoverability of intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to intangible assets. Asset recoverability is first measured by comparing the assets’ carrying amounts to their expected future undiscounted net cash flows to determine if the assets are impaired. If such assets are considered to be impaired, the impairment recognized is measured based on the amount by which the carrying amount of the assets exceeds the fair value.

During the second quarter of 2012, we identified a triggering event associated with the Gearing segment current period operating loss combined with its history of continued operating losses. As a result, we evaluated the recoverability of certain of our intangible assets associated with our Gearing segment. Based upon our assessment, the recoverable amount and the fair value were substantially in excess of the carrying amount of the intangible assets, and no impairment to these assets was indicated as of June 30, 2012. Despite having recoverable amounts substantially in excess of the total $8,784 carrying value of the intangible assets, we have concluded that it is appropriate to shorten the useful life associated with a $2,216 portion of the customer relationships intangible assets and amortize it over one year, instead of remaining five years previously assigned to this portion of the intangible assets. To the extent the projections used in our analysis are not achieved, there may be a negative effect on the valuation of these assets.

Long-Lived Assets

We review property and equipment and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the assets are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

In evaluating the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to property and equipment and other long-lived assets. Asset recoverability is first measured by comparing the assets’ carrying amounts to their expected future undiscounted net cash flows to determine if the assets are impaired. If such assets are considered to be impaired, the impairment recognized is measured based on the amount by which the carrying amount of the assets exceeds the fair value.

During the second quarter of 2012, the Company identified a triggering event associated with the Services segment current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its long-lived assets associated with our Services segment. Based upon the Company’s assessment, the recoverable amount of undiscounted cash flows based upon our most recent projections were 34% in excess of the carrying amount of invested capital, and no impairment to these assets was indicated as of June 30, 2012. The fair value of the carrying amount of the invested capital was estimated by calculating the present value of these future cash flows.  The fair value of the carrying amount of the invested capital approximated their carrying value as of June 30, 2012.  The Services segment is growing rapidly, and has gained significant traction in the second half of 2011 and the first half of 2012.  The business is expected to continue its revenue growth with improvement in profitability as we match the fixed operations costs with the scale of the business. To the extent these projections are not achieved, there may be a negative effect on the valuation of these assets.

Recent Accounting Pronouncements

We review new accounting standards as issued. Although some of the accounting standards issued or effective after the end of our previous fiscal year may be applicable to us we believe that none of the new standards will have a significant impact on our consolidated financial statements.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2012, total cash assets equaled $8,366. Our management anticipates that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and debt and lease commitments through at least the next 12 months primarily with current cash on hand and cash generated by operations or other financing arrangements. On September 29, 2010, our subsidiaries entered into account purchase agreements (the “AP Agreements”) with Wells Fargo Business Credit, a division of Wells Fargo Bank, N.A. The aggregate facility limit of the AP Agreements is $10,000. At June 30, 2012, $7,284 was drawn under the AP Agreements, and we had the ability to draw up to an additional $2,716, subject to maintaining a month-end minimum total cash balance equal to the greater of $2,000 or the outstanding purchased amount, not to exceed $5,000.

In the second quarter of 2012, we experienced production delays in our Towers and Weldments segment associated with producing multiple tower designs simultaneously, and consequently our total raw materials increased to $23,055, a total increase of $11,112 in the six months since year-end. We expect the situation to be resolved and inventories reduced to historical levels in the latter half of 2012. This inventory increase has been funded with assignments of customer receivables under the AP Agreements, and by extending accounts payable.

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

Our ability to meet financial debt covenants on our debt and other financial obligations will depend on our future financial and operating performance. If we cannot make scheduled payments on our debt, or comply with applicable covenants, we will be in default and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable. As of June 30, 2012, we were in compliance with all of our debt covenants.  While we believe that we will continue to have sufficient cash flows to operate our businesses and meet our financial debt covenants, there can be no assurances that our operations will generate sufficient cash or that credit facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Sources and Uses of Cash

Operating Cash Flows

During the six months ended June 30, 2012 and 2011, net cash used in operating activities totaled $2,366 and $1,866, respectively. The increase in net cash used in operating activities was primarily attributable to the absence of a large increase in deposits experienced in the prior year period. There has also been significant inventory build in our Towers and Weldments business, resulting in offsetting increases in both accounts payable and inventory.

Investing Cash Flows

During the six months ended June 30, 2012 and 2011, net cash used in investing activities totaled $1,257 and $1,788, respectively. The decrease in net cash used in investing activities as compared to the prior year period was primarily attributable to decreased capital expenditures, specifically related to the construction of our drivetrain service center in Abilene, Texas during the prior year.

Financing Cash Flows

During the six months ended June 30, 2012 and 2011, net cash used in financing activities totaled $1,581 and $1,091, respectively. The increase in net cash used in financing activities as compared to the prior year period was primarily attributable to payments of $1,113 on shareholder notes in the current year, partially offset by $1,000 of proceeds related to a sale-leaseback transaction in our Towers and Weldments business.

Contractual Obligations

As of June 30, 2012, we had $360 in purchase commitments representing the remaining payments due on equipment purchase contracts related to the construction of the Brandon Facility, which we have classified as Held for Sale.

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain “forward-looking statements”— that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Our forward-looking statements may include or relate to the following: (i) our plans to continue to grow our business through organic growth and integration of previous and future acquisitions; (ii) our beliefs with respect to the sufficiency of our liquidity and our plans to evaluate alternate sources of funding if necessary; (iii) our plans and assumptions, including estimated costs and saving opportunities, regarding our ongoing restructuring efforts designed to improve our financial performance; (iv) our expectations relating to state, local and federal regulatory frameworks affecting the wind energy industry, including the extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (v) our expectations relating to construction of new facilities, expansion and/or restructuring of existing facilities and sufficiency of our existing capacity to meet the demands of our customers and support expectations regarding our growth; (vi) our plans with respect to the use of proceeds from financing activities and our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (vii) our beliefs and expectations relating to the economy and the potential impact it may have on our business, including our customers; (viii) our beliefs regarding the state of the wind energy market and other energy and industrial markets generally (ix) the planned production schedule at our Towers and Weldments segment and our expectations regarding future inventory levels and working capital requirements ; and (x) our expectations relating to the impact of pending litigation as well as environmental compliance matters. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2012. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk,” contained in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There was no change in our internal control over financial reporting during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

BROADWIND ENERGY, INC.

August 8, 2012	By:	/s/ Peter C. Duprey
Peter C. Duprey
President and Chief Executive Officer

August 8, 2012	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

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