Form 10-Q
period 2012-09-30
BROADWIND ENERGY, INC.
filed 2012-11-07
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of October 31, 2012: 14,110,127.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.   Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,721	$13,340
Restricted cash	330	876
Accounts receivable, net of allowance for doubtful accounts of $515 and $438 as of September 30, 2012 and December 31, 2011, respectively	28,471	25,311
Inventories, net	29,027	23,355
Prepaid expenses and other current assets	3,219	4,033
Assets held for sale	8,044	8,052
Total current assets	71,812	74,967
Property and equipment, net	81,299	87,766
Intangible assets, net	8,119	9,214
Other assets	654	944
TOTAL ASSETS	$161,884	$172,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$17,585	$1,566
Current maturities of long-term debt	349	636
Current portions of capital lease obligations	2,242	965
Accounts payable	14,338	17,358
Accrued liabilities	5,627	5,749
Customer deposits	3,908	17,328
Liabilities held for sale	4,083	4,833
Total current liabilities	48,132	48,435

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,781	4,797
Long-term capital lease obligations, net of current portions	1,116	975
Other	1,601	825
Total long-term liabilities	5,498	6,597

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,110,127 and 13,977,920 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	14	140
Additional paid-in capital	372,673	370,123
Accumulated deficit	(264,433)	(252,404)
Total stockholders’ equity	108,254	117,859
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,884	$172,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$55,045	$47,899	$165,799	$130,761
Cost of sales	52,097	47,098	158,155	124,449
Restructuring	233	89	1,038	89
Gross profit	2,715	712	6,606	6,223

OPERATING EXPENSES:
Selling, general and administrative	5,197	6,442	16,658	19,807
Intangible amortization	664	214	1,094	644
Restructuring	381	300	481	300
Total operating expenses	6,242	6,956	18,233	20,751
Operating loss	(3,527)	(6,244)	(11,627)	(14,528)

OTHER (EXPENSE) INCOME, net:
Interest expense, net	(553)	(276)	(1,053)	(845)
Other, net	148	127	758	559
Restructuring	(15)	(202)	(86)	(202)
Total other (expense) income, net	(420)	(351)	(381)	(488)

Net loss from continuing operations before provision for income taxes	(3,947)	(6,595)	(12,008)	(15,016)
(Benefit) provision for income taxes	(9)	(9)	21	24
LOSS FROM CONTINUING OPERATIONS	(3,938)	(6,586)	(12,029)	(15,040)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	(1,184)
NET LOSS	$(3,938)	$(6,586)	$(12,029)	$(16,224)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Loss from continuing operations	$(0.28)	$(0.60)	$(0.86)	$(1.39)
Loss from discontinued operations	—	—	—	(0.11)
Net loss	$(0.28)	$(0.60)	$(0.86)	$(1.50)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	14,093	11,037	14,022	10,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,029)	$(16,224)
Loss from discontinued operations	—	1,184
Loss from continuing operations	(12,029)	(15,040)

Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	12,227	10,910
Stock-based compensation	2,079	1,395
Allowance for doubtful accounts	158	542
Common stock issued under defined contribution 401(k) plan	345	150
Loss on disposal of assets	220	390
Changes in operating assets and liabilities:
Accounts receivable	(3,318)	(2,586)
Inventories	(5,672)	(13,544)
Prepaid expenses and other current assets	1,078	(411)
Accounts payable	(3,175)	806
Accrued liabilities	(110)	(1,112)
Customer deposits	(13,411)	6,822
Other non-current assets and liabilities	1,319	186
Net cash used in operating activities of continuing operations	(20,289)	(11,492)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of logistics business	375	761
Purchases of property and equipment	(3,300)	(4,134)
Proceeds from disposals of property and equipment	106	1,850
Decrease in restricted cash	546	(1,276)
Net cash used in investing activities of continuing operations	(2,273)	(2,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	—	11,739
Payments on lines of credit and notes payable	(24,190)	(1,055)
Proceeds from lines of credit and notes payable	36,908	2,307
Proceeds from sale-leaseback transactions	1,000	—
Payments for debt issuance costs	(630)	—
Principal payments on capital leases	(1,145)	(674)
Net cash provided by financing activities of continuing operations	11,943	12,317

DISCONTINUED OPERATIONS:
Operating cash flows	—	(829)
Financing cash flows	—	(83)
Net cash used in discontinued operations	—	(912)

Add: Cash balance of discontinued operations, beginning of period	—	530

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,619)	(2,356)
CASH AND CASH EQUIVALENTS, beginning of the period	13,340	15,331
CASH AND CASH EQUIVALENTS, end of the period	$2,721	$12,975

Supplemental cash flow information:
Interest paid, net of capitalized interest	$854	$757
Income taxes paid	$25	$34
Non-cash investing and financing activities:
Issuance of restricted stock grants	$1,307	$633
Common stock issued under defined contribution 401(k) plan	$345	$150

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2012. The December 31, 2011 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the condensed consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. and its wholly-owned subsidiaries Broadwind Towers, Inc. (“Broadwind Towers”), Brad Foote Gear Works, Inc. (“Brad Foote”) and Broadwind Services, LLC (“Broadwind Services”) (collectively, the “Subsidiaries”). All intercompany transactions and balances have been eliminated. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2012 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Company Description

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Naperville, Illinois, and the Subsidiaries.

Broadwind provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the U.S. The Company’s most significant presence is within the U.S. wind industry, although it has increasingly diversified into other industrial markets in order to improve its capacity utilization and reduce its exposure to uncertainty related to favorable governmental policies currently supporting the U.S. wind industry. For the first nine months of 2012, the Company’s revenue was derived 64% from sales associated with new wind turbine installations, down from 73% for the same period of 2011.

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

Reverse Stock Split

On August 22, 2012, the Company filed an Amendment to its Certificate of Incorporation to effect a reverse split of its common stock with a ratio of one post-split share for every ten shares issued and outstanding. As a result of the reverse stock split, the number of authorized shares of the Company’s common stock automatically decreased to 30 million shares, without any change in the par value of such shares. All references in these financial statements and notes to the  number of shares, price per share and weighted average number of shares outstanding of the Company’s common stock prior to the reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis unless otherwise noted.

Liquidity

During the third quarter of 2012, the Company established a new three-year $20,000 credit agreement with AloStar Bank of Commerce (“AloStar”). Pursuant to this agreement, AloStar will advance funds against the Company’s borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Proceeds from the transaction were used to repay certain outstanding indebtedness, including the outstanding debt associated with the Wells Fargo AP Agreements

(hereinafter defined). Under this new recapitalized borrowing structure, borrowings are continuous and all cash proceeds received by the Company and the Subsidiaries are automatically applied to the outstanding borrowed balance. As a result of this structure, the Company anticipates that cash balances will remain at a minimum while there are outstanding borrowed amounts on the line of credit.

The Company has a limited history of operations and has incurred operating losses since inception, partly due to large non-cash charges attributable to significant capital expenditures and acquisition outlays during 2007 and 2008. The Company anticipates that current cash resources, amounts available on the AloStar line, and cash to be generated from operations over the next twelve months will be adequate to meet the Company’s liquidity needs for at least the next twelve months. As discussed further in Note 8, “Debt and Credit Agreements” of these condensed consolidated financial statements, the Company is obligated to make principal payments on outstanding debt totaling $349 during the next twelve months, has $4,083 of indebtedness associated with its Liabilities Held for Sale and is obligated to make purchases totaling $341 during the same period under the purchase commitments described in Note 15, “Commitments and Contingencies” of these condensed consolidated financial statements. The Company also has a $17,585 balance on its three-year AloStar line of credit. If assumptions regarding the Company’s restructuring efforts, production, sales and subsequent collections from several of the Company’s large customers, as well as revenues generated from new customer orders, are not materially consistent with management’s expectations, the Company may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to the Company, which could affect its overall operations. If the Company cannot make scheduled payments on our debt, or comply with applicable covenants, it will be in default and, as a result, among other things, its debt holders could declare all outstanding principal and interest to be due and payable. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash flows to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash or that credit facilities will be available in an amount sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs.

In addition, please refer to Note 17, “Restructuring” of these condensed consolidated financial statements for a discussion of the Company’s restructuring plan which the Company initiated in the third quarter of 2011. To date, the Company has incurred $3,708 of costs in conjunction with its restructuring plan. Including costs incurred to date, the Company expects that a total of approximately $13,468 of costs will be incurred to implement this restructuring plan. Of the total projected expenses, the Company anticipates that approximately $3,406 will be non-cash expenditures. The Company anticipates that the remaining cash expenditures will be funded substantially by net proceeds from asset sales of approximately $7,200. The Company anticipates cash flow savings of approximately $5,500 annually from the restructuring efforts.

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic earnings per share calculation:

Net loss to common stockholders	$(3,938)	$(6,586)	$(12,029)	$(16,224)

Weighted average number of common shares outstanding	14,093,122	11,036,949	14,021,563	10,822,221
Basic net loss per share	$(0.28)	$(0.60)	$(0.86)	$(1.50)

Diluted earnings per share calculation:

Net loss to common stockholders	$(3,938)	$(6,586)	$(12,029)	$(16,224)

Weighted average number of common shares outstanding	14,093,122	11,036,949	14,021,563	10,822,221
Common stock equivalents:
Stock options and unvested restricted stock units (1)	—	—	—	—
Weighted average number of common shares outstanding	14,093,122	11,036,949	14,021,563	10,822,221
Diluted net loss per share	$(0.28)	$(0.60)	$(0.86)	$(1.50)

(1)                   Stock options and unvested restricted stock units granted and outstanding of 1,064,525 and 292,926 as of September 30, 2012 and 2011, respectively, are excluded from the computation of diluted earnings per share due to the anti-dilutive effect as a result of the Company’s net loss for these respective periods.

NOTE 3 — DISCONTINUED OPERATIONS

In March 2011, the Company completed the divestiture of its logistics business, through the sale of its wholly-owned subsidiary Badger Transport, Inc. (“Badger”) to BTI Logistics, LLC (“BTI Logistics”). Proceeds from the sale included approximately $800 in cash, a $1,500 secured promissory note payable in quarterly installments of $125 beginning September 30, 2011, and 10,000 shares of Broadwind common stock held by the buyer. The purchase price was subject to final working capital adjustments and certain contingencies and indemnifications. In addition, BTI Logistics assumed approximately $2,600 of debt and capital leases, plus approximately $1,600 of operating lease obligations.

Results for Badger, which are reflected as discontinued operations in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2012 and 2011, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$—	$—	$—	$435
Loss before benefit for income taxes	—	—	—	(1,182)
Income tax provision (benefit)	—	—	—	2
Loss from discontinued operations	$—	$—	$—	$(1,184)

NOTE 4 — CASH AND CASH EQUIVALENTS

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company’s condensed consolidated statements of operations. As of September 30, 2012 and December 31, 2011, cash and cash equivalents totaled $2,721 and $13,340, respectively.

Cash and cash equivalents consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Cash and cash equivalents:
Cash	$2,721	$11,127
Certificates of deposits	—	707
Municipal bonds	—	1,506
Total cash and cash equivalents	2,721	13,340

NOTE 5 — INVENTORIES

The components of inventories as of September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30,	December 31,
	2012	2011

Raw materials	$13,829	$11,943
Work-in-process	10,617	7,437
Finished goods	5,395	4,921
	29,841	24,301
Less: Reserve for excess and obsolete inventory	(814)	(946)
Net inventories	$29,027	$23,355

NOTE 6 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed during 2007. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 8 to 20 years. The Company tests intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the third quarter of 2012, the Company identified triggering events associated with the Company’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets. Based upon the Company’s assessment, the recoverable amount and the fair value were substantially in excess of the carrying amount of the intangible assets, and no impairment to these assets was indicated as of September 30, 2012. During the second quarter of 2012, the Company concluded that it was appropriate to shorten the useful life associated with a $2,216 portion of the customer relationships intangible assets and amortize it over one year, instead of over the remaining five years as previously assigned to this portion of the intangible assets.

As of September 30, 2012 and December 31, 2011, the cost basis, accumulated amortization, impairment charge and net book value of intangible assets were as follows:

	September 30, 2012				December 31, 2011
				Net				Net
	Cost	Accumulated	Impairment	Book	Cost	Accumulated	Impairment	Book
	Basis	Amortization	Charge	Value	Basis	Amortization	Charge	Value
Intangible assets:
Customer relationships	$3,979	$(1,878)	$—	$2,101	$3,979	$(1,084)	$—	$2,895
Trade names	7,999	(1,981)	—	6,018	7,999	(1,680)	—	6,319

Intangible assets	$11,978	$(3,859)	$—	$8,119	$11,978	$(2,764)	$—	$9,214

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011

Accrued payroll and benefits	$1,962	$2,762
Accrued property taxes	544	250
Income taxes payable	388	386
Accrued professional fees	1,087	433
Accrued warranty liability	751	983
Accrued other	895	935
Total accrued liabilities	$5,627	$5,749

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011

Lines of credit	$17,585	$—
Term loans and notes payable	3,130	6,999
	20,715	6,999
Less: Current maturities	(17,934)	(2,202)
Long-term debt, net of current maturities	$2,781	$4,797

Credit Facilities

AloStar Credit Facility

On August 23, 2012, the Company and the Subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with AloStar, providing the Company and the Subsidiaries with a new $20,000 secured credit facility (the “Credit Facility”). The Credit Facility is a secured three-year asset-based revolving credit facility, pursuant to which AloStar will advance funds against a borrowing base consisting of approximately 85% of the face value of eligible receivables of the Company and the Subsidiaries and approximately 50% of the book value of eligible inventory of the Company and the Subsidiaries. Borrowings under the Credit Facility bear interest at a per annum rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus a margin of 4.25%, with a minimum interest rate of 5.25% per annum. The Company must also pay an unused facility fee to AloStar equal to 0.50% per annum on the unused portion of the Credit Facility along with other standard fees. The initial term of the Loan Agreement ends on August 23, 2015.

The Loan Agreement contains customary representations and warranties applicable to the Company and the Subsidiaries. It also contains a requirement that the Company, on a consolidated basis, maintain a minimum monthly fixed charge coverage ratio and minimum monthly earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (“Adjusted EBITDA”), along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications.

The obligations under the Loan Agreement are secured by, subject to certain exclusions, (i) a first priority security interest in all of the accounts, inventory, chattel paper, payment intangibles, cash and cash equivalents and other working capital assets and stock or other equity interests in the Subsidiaries and (ii) a first priority security interest in all of the equipment of Brad Foote.

As described in greater detail below, the Company  used the initial proceeds from the Credit Facility to:  (i) repay all outstanding obligations under the Wells Fargo credit facility established pursuant to the AP Agreements; (ii) repay all outstanding obligations under the ICB Notes; (iii) repay all outstanding obligations under the Company’s Second Amended and Restated Promissory Note to J. Cameron Drecoll dated July 17, 2012 in the original principal amount of approximately $1,453; and (iv) pay fees and expenses associated with these transactions.  The Company will use future proceeds from the Credit Facility to finance its ongoing general corporate needs.

As of September 30, 2012, the total outstanding indebtedness under the Credit Facility was $17,585, the Company had the ability to borrow up to an additional $2,415 and the per annum interest rate was 5.25%. The Company was in compliance with all covenants under the documents evidencing and securing the Credit Facility as of September 30, 2012.

Great Western Bank Loans

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

The GWB Term Loan is secured by a first mortgage on the Brandon Facility and all fixtures and proceeds relating thereto, pursuant to a Mortgage and a Commercial Security Agreement, each between Broadwind Towers and GWB, and by a Commercial Guaranty from the Company. In addition, the Company has agreed to subordinate all intercompany debt with Broadwind Towers to the GWB Term Loan. The documents evidencing and securing the GWB Term Loan contain representations, warranties and covenants that are customary for a term financing arrangement and contain no financial covenants. As of September 30, 2012, the total outstanding indebtedness under the GWB Term Loan was $4,083, which is recorded as Liabilities Held for Sale within the condensed consolidated balance sheet in light of the Company having initiated a process to sell the Brandon Facility. The Company was also in compliance with all covenants associated with GWB Term Loan as of September 30, 2012.

Wells Fargo Account Purchase Agreements

On September 29, 2010, the Company, the Subsidiaries and Badger entered into account purchase agreements (the “AP Agreements”) with Wells Fargo Business Credit, a division of Wells Fargo Bank, N.A. (“Wells Fargo”). Under the terms of the AP Agreements, when requested by the Company, Wells Fargo would advance to the Subsidiaries approximately 80% of the face value of eligible receivables arising from sales of the Subsidiaries’ products and services. The aggregate facility limit of the AP Agreements was $10,000. For Wells Fargo’s services under the AP Agreements, the Subsidiaries agreed to pay Wells Fargo (i) a floating discount fee of the then-prevailing LIBOR plus 3.75% per annum on the sum of the outstanding financed accounts, (ii) an annual facility fee of 1% of the aggregate facility limit, and (iii) an annual unused line fee of 0.042% on the portion of the credit facility which was unused. The initial term of the AP Agreements was scheduled to end on September 29, 2013, with an early termination fee of up to 2% of the aggregate facility limit applicable if the AP Agreements were terminated prior to that date.

On August 23, 2012, in connection with consummation of the Credit Facility as described above, the Subsidiaries used proceeds of the Credit Facility to repay all outstanding obligations under the credit facility established pursuant to the AP Agreements.  In connection with this repayment, which included a $200 termination fee, the AP agreements were terminated.

Investors Community Bank Loans

On April 7, 2008, one of the Company’s former wholly-owned subsidiaries which was subsequently merged into Broadwind Towers executed four promissory notes with Investors Community Bank (“ICB”) in the aggregate principal amount of approximately $3,781. Three of these notes were term notes, with initial principal balances totaling $2,049, bearing interest at fixed rates ranging from 5.65% to 6.85% per annum, with maturities ranging from October 2012 to April 2013 (collectively, the “ICB Notes”). The fourth note was a line of credit note, which has been repaid in full.

On August 23, 2012, in connection with consummation of the Credit Facility as described above, the Company used proceeds of the Credit Facility to repay all outstanding obligations under the ICB Notes. Upon such repayment, the ICB Notes were cancelled and the mortgage securing the ICB Loans was released.

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

The notes issued to the former owners other than Mr. Drecoll, each with an original principal amount of $340, were repaid upon maturity in May 2012. Mr. Drecoll’s note, with an original principal amount of $2,320, was amended on July 1, 2011, to (i) change the maturity date to January 10, 2014, (ii) increase the interest rate to 9% per annum, and (iii) amend the repayment schedule to amortize the principal amount outstanding over the remaining term of the note, beginning with payments commencing in the fourth quarter of 2011. Under the terms of the amendment, the Company reduced the principal amount outstanding under the note to $1,677. On July 17, 2012, the note was further amended to provide for payment of the remaining balance in two equal installments on October 10, 2012 and January 10, 2013, or sooner if the Company’s cash balance and credit availability met certain thresholds. On August 23, 2012, in connection with the consummation of the Credit Facility as described above, the Company used proceeds of the Credit Facility to repay all outstanding obligations under Mr. Drecoll’s note. Upon such repayment, the note was cancelled.

Other

Included in Long Term Debt, Net of Current Maturities is $2,280 associated with the New Markets Tax Credit transaction described further in Note 16, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements.

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

Assets measured at fair value on a nonrecurring basis

The fair value measurement approach for long-lived assets utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the Company’s future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and a market-based approach based on the Company’s market capitalization, and other subjective assumptions. During the third quarter of 2012, the Company identified triggering events associated with the Company’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company’s assessment, no additional impairment to these assets was identified as of September 30, 2012.

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of September 30, 2012, the Company had no net deferred income taxes due to the full recorded valuation allowance. During the three months ended September 30, 2011 and 2012, the Company recorded a benefit for income taxes of $9 from continuing operations. During the nine months ended September 30, 2012, the Company recorded a provision for income taxes of $21 from continuing operations compared to a provision for income taxes of $24 from continuing operations during the nine months ended September 30, 2011.

The Company files income tax returns in U.S. federal and state jurisdictions. As of September 2012, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2011, the Company had net operating loss carryforwards of $136,189 expiring in various years through 2031.

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

As of September 30, 2012, the Company has $445 of unrecognized tax benefits, all of which would have a favorable impact on income tax expense. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company has accrued interest and penalties of $159 as of September 30, 2012. As of December 31, 2011, the Company had unrecognized tax benefits of $417, of which $131 represented accrued interest and penalties.

NOTE 11 — SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

2007 Equity Incentive Plan

The Company has granted  incentive stock options and other equity awards pursuant to the Amended and Restated Broadwind Energy, Inc. 2007 Equity Incentive Plan (the “2007 EIP”), which was approved by the Company’s Board of Directors in October 2007 and by the Company’s stockholders in June 2008. The 2007 EIP has been amended periodically since its original approval. Specifically, (i) the 2007 EIP was amended by the Company’s stockholders in June 2009 to increase the number of shares of common stock authorized for issuance under the 2007 EIP, (ii) the 2007 EIP was further amended and restated in March 2011 by the Company’s Board of Directors to limit share recycling under the 2007 EIP, to include a minimum vesting period for time-vesting restricted stock awards and restricted stock units (“RSU’s”) and to add a clawback provision, and (iii) the 2007 EIP was further amended at the Company’s Annual Meeting of Stockholders on May 4, 2012 to increase the number of shares of common stock authorized for issuance under the 2007 EIP to provide sufficient authorized shares to settle certain awards granted in December 2011.

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depend to a large degree. As of September 30, 2012, the Company had reserved 122,358 shares for issuance upon the exercise of stock options outstanding and 417,223 shares for issuance upon the vesting of RSU awards outstanding. As of September 30, 2012, 85,099 shares of common stock reserved for stock options and RSU awards under the 2007 EIP have been issued in the form of common stock.

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

The 2012 EIP reserves 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of September 30, 2012, the Company had reserved 164,997 shares for issuance upon the exercise of stock options outstanding, 359,947 shares for issuance upon the vesting of RSU awards outstanding, and 675,056 additional shares for future awards under the 2012 EIP. As of September 30, 2012, no shares of common stock reserved for stock options and RSU awards under the 2012 EIP have been issued in the form of common stock.

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

The following table summarizes stock option activity during the nine months ended September 30, 2012 under the Equity Incentive Plans, as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2011	127,505	$60.07
Granted	164,997	$3.39
Exercised	—	$—
Forfeited	(5,147)	$89.11
Expired	—	$—
Outstanding as of September 30, 2012	287,355	$27.01
		$—
Exercisable as of September 30, 2012	57,602	$86.18

The following table summarizes RSU activity during the nine months ended September 30, 2012 under the Equity Incentive Plans, as follows:

	Number of RSU’s	Weighted Average Grant-Date Fair Value Per RSU
Outstanding as of December 31, 2011	364,600	$13.16
Granted	500,996	$4.28
Vested	(44,516)	$20.41
Forfeited	(43,910)	$12.55
Outstanding as of September 30, 2012	777,170	$7.04

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the nine months ended September 30, 2012 and 2011, and the assumptions used to value these stock options, are as follows:

	Nine Months Ended September 30,
	2012	2011
Dividend yield	—	—
Risk-free interest rate	1.1%	2.6%
Weighted average volatility	99.98%	96.09%
Expected life (in years)	6.3	6.3
Weighted average grant date fair value per share of options granted	$2.70	$10.70

Dividend yield is zero as the Company currently does not pay a dividend.

Risk-free rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the award.

During the nine months ended September 30, 2011 and 2012, the Company utilized a standard volatility assumption of 99.98% and 96.09%, respectively, for estimating the fair value of stock options awarded based on comparable volatility averages for the energy related sector.

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

The Company utilized a forfeiture rate of 25% during the nine months ended September 30, 2012 and 2011 for estimating the forfeitures of stock options granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011, as follows:

	Nine Months Ended September 30,
	2012	2011
Share-based compensation expense:
Selling, general and administrative	$2,079	$1,395
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$2,079	$1,395

Reduction in earnings per share:
Basic and diluted earnings per share (2)	$0.15	$0.13

(1) Income tax benefit is not illustrated because the Company is currently operating at a loss and an actual income tax benefit was not realized for the nine months ended September 30, 2012 and 2011. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

(2) Diluted earnings per share for the nine months ended September 30, 2012 and 2011 does not include common stock equivalents due to their anti-dilutive nature as a result of the Company’s net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

As of September 30, 2012, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and RSU’s, in the amount of approximately $3,461 will be recognized through 2016. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

NOTE 12 — LEGAL PROCEEDINGS

Shareholder Lawsuits

On February 11, 2011, a putative class action was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company and certain of its current or former officers and directors. The lawsuit is purportedly brought on behalf of purchasers of the Company’s common stock between March 17, 2009 and August 9, 2010. A lead plaintiff has been appointed and an amended complaint was filed on September 13, 2011. The amended complaint names as additional defendants certain of the Company’s current and former directors, certain Tontine entities, and Jeffrey Gendell, a principal of Tontine. The complaint seeks to allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and/or Section 20(a) of the Exchange Act by issuing or causing to be issued a series of allegedly false and/or misleading statements concerning the Company’s financial results, operations, and prospects, including with respect to the January 2010 secondary public offering of the Company’s common stock. The plaintiffs allege that the Company’s statements were false and misleading because, among other things, the Company’s reported financial results during the class period allegedly violated generally accepted accounting principles because they failed to reflect the impairment of goodwill and other intangible assets, and the Company allegedly failed to disclose known trends and other information regarding certain customer relationships at Brad Foote. In support of their claims, the plaintiffs rely in part upon six alleged confidential informants, all of whom are alleged to be former employees of the Company. On November 18, 2011, the Company filed a motion to dismiss.  On April 19, 2012, the Court granted in part and denied in part the Company’s motion. The Court dismissed all claims with prejudice against each of the named current and former officers except for J. Cameron Drecoll and held that the plaintiffs had failed to state a claim for any alleged misstatements made after March 19, 2010. In addition, the Court dismissed all claims with prejudice against the named Tontine entities and Mr. Gendell. The Court denied the motion with respect to certain of the claims asserted against the Company and Mr. Drecoll. The Company filed its answer and affirmative defenses on May 21, 2012. On June 22, 2012, plaintiffs filed a motion for class certification which is not yet fully briefed. The Company intends to vigorously defend the remaining claims asserted against it. Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division against certain of the Company’s current and former officers and directors, and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the January 2010 secondary public offering of the Company’s common stock. One of the lawsuits also alleges that certain directors violated Section 14(a) of the Exchange Act in connection with the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders. Two of the matters pending in the federal court were subsequently consolidated, and on May 15, 2012, the Court granted defendants’ motion to dismiss the consolidated cases and also entered an order dismissing the third case. The Company has received a request from the Tontine defendants for indemnification in the derivative suits and the class action lawsuit and may receive additional requests for indemnification from Tontine and/or Mr. Gendell pursuant to various agreements related to shares owned by Tontine. The Company maintains directors and officers liability insurance; however, the costs of indemnification for Mr. Gendell and/or Tontine would not be covered by any Company insurance policy. Because of the preliminary nature of these lawsuits, the Company is not able to estimate a loss or range of loss, if any, that may be incurred in connection with this matter at this time.

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

Environmental

The Company is aware of a grand jury investigation commenced by the United States Attorney’s Office, Northern District of Illinois, for potential violation of federal environmental laws. On February 15, 2011, pursuant to a search warrant, officials from the United States Environmental Protection Agency entered and conducted a search of one of Brad Foote’s facilities in Cicero, Illinois, in connection with the alleged improper disposal of industrial wastewater to the sewer. Also on or about February 15, 2011, in connection with the same matter, the Company received two grand jury subpoenas requesting testimony and the production of certain documents relating to the Brad Foote facility’s past compliance with certain environmental laws and regulations relating to the generation, discharge and disposal of wastewater from certain of its processes between 2004 and the present. On or about February 23, 2011, the Company received another grand jury subpoena relating to the same investigation, requesting testimony and the production of certain other documents relating to certain of the Brad Foote facility’s employees, environmental and manufacturing processes, and disposal practices. The Company has produced e-mails, reports and correspondence as requested, and completed its response to these subpoenas on August 17, 2011.  The Company does not currently have information as to when the investigation may be concluded, and is also conducting an internal investigation of any possible non-compliance. The Company has also voluntarily instituted corrective measures at the Brad Foote facility, including changes to its wastewater disposal practices.  At this time, the Company has been advised that Brad Foote is a target of the investigation, but no fines or penalties have been suggested.  There can be no assurances that the conclusion of the investigation will not result in a determination that applicable environmental, health and safety laws and regulations were violated at the Brad Foote facility. Any violations found, or any criminal or civil fines, penalties and/or other sanctions imposed could be substantial and materially and adversely affect the Company. The Company had recorded a liability of $675 at December 31, 2010, which represented the low end of its estimate of remediation-related costs and expenses; as of September 30, 2012, those initial costs have been incurred, and additional costs have been expensed as incurred. No additional remediation related expenses are anticipated or have been accrued; however, the outcome of the investigation, the liability in connection therewith, and the impact to the Company’s operations cannot be predicted at this time. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations. No estimate regarding the loss or range of loss, if any, that may be incurred in connection with this matter is possible at this time.

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

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, the Company has not identified any new standards that it believes merit further discussion. The Company believes that none of the new standards will have a significant impact on its condensed consolidated financial statements.

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

Services

The Company offers a comprehensive range of services, primarily to wind farm developers and operators. The Company specializes in non-routine maintenance services for both kilowatt and megawatt turbines. The Company also offers comprehensive field services to the wind industry. The Company is increasingly focusing its efforts on the identification and/or development of product and service offerings which will improve the reliability and efficiency of wind turbines, and therefore enhance the economic benefits to its customers. The Company provides wind services across the U.S., with primary service locations in South Dakota and Texas. In February 2011, the Company put into operation its dedicated drivetrain service center in Abilene, Texas (the “Gearbox Facility”), which is focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing.

Corporate and Eliminations

“Corporate” includes the assets and selling, general and administrative expenses of the Company’s corporate office. “Eliminations” is comprised of adjustments to reconcile segment results to consolidated results.

Summary financial information by reportable segment for the three and nine months ended September 30, 2012 and 2011 was as follows:

For the Three Months Ended September 30, 2012:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$37,423	$10,778	$6,844	$—	$—	$55,045
Intersegment revenues (1)	—	478	55	—	(533)	—
Operating profit (loss)	1,740	(2,637)	(570)	(2,048)	(12)	(3,527)
Depreciation and amortization	942	2,995	413	17	—	4,367
Capital expenditures	127	893	44	71	—	1,135

For the Three Months Ended September 30, 2011:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$29,627	$11,657	$6,615	$—	$—	$47,899
Intersegment revenues (1)	57	977	—		(1,034)	—
Operating profit (loss)	(35)	(3,281)	(413)	(2,489)	(26)	(6,244)
Depreciation and amortization	872	2,469	263	43	—	3,647
Capital expenditures	178	268	822	16	—	1,284

For the Nine Months Ended September 30, 2012:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$109,587	$40,256	$15,956	$—	$—	$165,799
Intersegment revenues (1)	—	1,096	81	—	(1,177)	—
Operating profit (loss)	3,306	(5,390)	(3,331)	(6,224)	12	(11,627)
Depreciation and amortization	2,722	8,217	1,237	51	—	12,227
Capital expenditures	540	1,657	944	159	—	3,300

For the Nine Months Ended September 30, 2011:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$82,292	$37,694	$10,775	$—	$—	$130,761
Intersegment revenues (1)	58	1,002	35	—	(1,095)	—
Operating profit (loss)	5,159	(8,523)	(3,862)	(7,275)	(27)	(14,528)
Depreciation and amortization	2,638	7,497	645	130	—	10,910
Capital expenditures	367	(30)	3,743	54	—	4,134

	Total Assets as of
	September 30,	December 31,
Segments:	2012	2011

Towers and Weldments	$65,657	$68,185
Gearing	78,218	80,642
Services	14,975	15,752
Assets held for sale	8,044	8,052
Corporate	328,019	317,413
Eliminations	(333,029)	(317,153)
	$161,884	$172,891

(1)         Intersegment revenues generally include a 10% markup over costs and primarily consist of sales from Gearing to Services. Gearing sales to Services totaled $1,096 and $1,002 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company completed construction of the Brandon Facility in the first quarter of 2010, but has not commenced production at this facility. During 2010 the Company concluded that it would be difficult or impossible to operate the Brandon Facility in a profitable or cost-effective manner in light of the expected mid-term demand for wind towers. In connection with this determination, during the fourth quarter of 2010, the Company recorded an impairment charge of $13,326 to reduce the carrying value of the Brandon Facility assets to fair value which approximates its carrying value of $8,000. The Company currently has purchase commitments totaling approximately $341 outstanding related to the Brandon Facility. In the third quarter of 2011, the Company initiated a process to sell the Brandon Facility and reclassified the Brandon Facility, and the related indebtedness, to Assets Held for Sale and Liabilities Held for Sale, respectively (see Note 17, “Restructuring” of these financial statements).

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

In connection with the Company’s ongoing restructuring initiatives, the Company identified a $352 liability associated with the planned sale of one of its Cicero, Illinois manufacturing facilities. The liability is associated with environmental remediation costs that were identified while preparing the site for sale.

Warranty Liability

The Company provides warranty terms that range from one to seven years for various products and services supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of September 30, 2012 and 2011, estimated product warranty liability was $751 and $863, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the nine months ended September 30, 2012 and 2011 were as follows:

	For the nine months ended September 30,
	2012	2011

Balance, beginning of period	$983	$1,071
Warranty expense	(133)	21
Warranty claims	(99)	(229)
Balance, end of period	$751	$863

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the realizability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the nine months ended September 30, 2012 and 2011 consists of the following:

	For the nine months ended September 30,
	2012	2011

Balance at beginning of period	$438	$489
Bad debt expense	200	532
Write-offs	(123)	(3)
Balance at end of period	$515	$1,018

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question. As a result of production delays experienced, as of September 30, 2012 the Company has accrued $213 related to potential liquidated damages. The Company does not believe that any additional potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Other

As of September 30, 2012, approximately 22% of the Company’s employees were covered by two collective bargaining agreements with United Steelworkers local unions in Cicero, Illinois and Neville Island, Pennsylvania, which are scheduled to remain in effect through February 2014 and October 2012, respectively. In October of 2012, the Company reached preliminary agreement on a new collective bargaining agreement with its employees in Neville Island, Pennsylvania. The revised agreement is pending review and signature by a representative of the United Steelworkers of America. The Company considers its union and employee relations to be satisfactory.

The sale price from the sale of the Company’s Badger subsidiary to BTI Logistics is subject to certain contingencies and indemnifications.

On July 20, 2011, the Company executed a strategic financing transaction (the “NMTC Transaction”) involving the following third parties: AMCREF Fund VII, LLC (“AMCREF”), a registered community development entity; COCRF Investor VIII, LLC (“COCRF”); and Capital One, National Association (“Capital One”). The NMTC Transaction allows the Company to receive below market interest rate funds through the federal New Markets Tax Credit (“NMTC”) program, see Note 16, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements. Pursuant to the NMTC Transaction, the gross loan and investment in the Gearbox Facility of $10,000 will generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One. The Gearbox Facility must operate and be in compliance with the terms and conditions of the NMTC Transaction during the seven year compliance period, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with the NMTC Transaction.

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

The NMTC regulations permit taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities. The NMTC Transaction could generate $3,900 in tax credits, which the Company has made available under the structure by passing them through to Capital One. The proceeds have been applied to the Company’s investment in the Gearbox Facility assets and operating costs, as permitted under the NMTC program.

The Gearbox Facility must operate and be in compliance with various regulations and restrictions for seven years to comply with the terms of the NMTC Transaction, or the Company may be liable under its indemnification agreement with Capital One for the recapture of tax credits. In the event the Company does not comply with these regulations and restrictions, the NMTC program tax credits may be subject to 100% recapture for a period of seven years as provided in the IRC. The Company does not anticipate that any tax credit recapture events will occur or that it will be required to make any payments to Capital One under the indemnification agreement.

The Capital One contribution has been included in the Company’s condensed consolidated balance sheet at September 30, 2012. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest in 2018. Capital One may exercise an option to put its investment and receive $130 from the Company. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company believes that Capital One will exercise the put option in 2018 at the end of the tax credit recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

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

The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One’s net contribution of $2,280 is included in Long Term Debt, Net of Current Maturities in the condensed consolidated balance sheet. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred.

NOTE 17 — RESTRUCTURING

During the third quarter of 2011, the Company conducted a review of its business strategies and product plans based on the outlook for the economy at large, the forecast for the industries it serves, and its business environment. The Company concluded that its manufacturing footprint and fixed cost base were too large and expensive for its medium-term needs and has begun restructuring its facility capacity and its management structure to consolidate and increase the efficiencies of its operations.

The Company is executing a plan to reduce its facility footprint by approximately 40% through the sale and/or closure through the end of 2014 of facilities comprising a total of approximately 600,000 square feet. The Company believes the remaining locations will be sufficient to support its Towers and Weldments, Gearing, Services and general corporate and administrative activities, while allowing for growth for the next several years.

As part of this plan, in the third quarter of 2011, the Company determined that the Brandon Facility should be sold, and as a result the Company has reclassified the Brandon Facility land, building and fixtures valued at $8,000 from Property and Equipment to Assets Held for Sale. In addition, the related indebtedness associated with the Brandon Facility of $4,583 was reclassified in the third quarter of 2011 from Long-Term Debt Net of Current Maturities and Current Maturities of Long-Term Debt to Liabilities Held for Sale. Although the Company has experienced delays in attempting to sell the Brandon Facility as a result of the depressed commercial real estate market, the Company still expects that this sale will be completed in the next twelve months. The Company had previously recorded an impairment charge of $13,326 in the fourth quarter of 2010 to bring these assets to fair value; no further impairment charges were recorded.

In the third quarter of 2012, the Company identified a $352 liability associated with the planned sale of one of its Cicero, Illinois manufacturing facilities. The liability is associated with environmental remediation costs that were identified while preparing the site for sale. The expenses associated with this liability have been recorded as a restructuring charge.

Additional restructuring plans were approved in the fourth quarter of 2011. To date, the Company has incurred $3,708 of costs in conjunction with its restructuring plan. Including costs incurred to date, the Company expects that a total of approximately $13,468 of costs will be incurred to implement this restructuring plan. Of the total projected expenses, the Company anticipates that a total of approximately $3,406 will consist of non-cash expenditures. The Company expects the remaining cash expenditures will be funded substantially by net proceeds from asset sales of approximately $7,200. The table below details the Company’s total restructuring charges incurred to date and the total expected restructuring charges as of September 30, 2012:

	2011	Q1 ‘12	Q2 ‘12	Q3 ‘12	Total	Total
	Actual	Actual	Actual	Actual	Incurred	Projected
Capital expenditures:
Gearing	$5	$262	$644	$254	$1,165	$4,816
Other	—	—	—	71	71	600
Total capital expenditures	5	262	644	325	1,236	5,416

Cash expenses:
Cost of sales:
Gearing	131	89	236	(41)	415	2,794
Services	—	6	—	100	106	406
Total cost of sales	131	95	236	59	521	3,200

Selling, general, and administrative expenses:
Gearing	35	25	25	380	465	490
Services	—	40	—	—	40	40
Corporate	406	10	—	—	416	916
Total selling, general and administrative expenses	441	75	25	380	921	1,446

Non-cash expenses:
Gearing	247	294	251	188	980	3,356
Corporate	50	—	—	—	50	50
Total non-cash expenses	297	294	251	188	1,030	3,406
Grand total	$874	$726	$1,156	$952	$3,708	$13,468

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

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

Third Quarter Overview

During the third quarter of 2012, industrial demand softened and we experienced reduced orders and revenues from large customers in our Gearing segment. Although 2012 wind energy demand is strong, the outlook is expected to weaken considerably in 2013 as the market reacts to the scheduled expiration of the Production Tax Credit that supports the U.S. wind industry. Any new supporting legislation is not expected to be enacted until after the upcoming U.S. federal elections, and there would likely be some lag in receiving new component orders as developers re-start their investment process. The structure and duration of any possible new supporting legislation is highly uncertain. Due to the pending expiration of the Production Tax Credit and a wind tower trade case, a number of competitors, both foreign and domestic, have exited the market or repurposed some of their wind tower production assets. This has improved the near-term balance between supply and demand in the U.S. wind tower industry.

Beginning in October 2010, we focused on diversifying our revenue stream, and for the first nine months of 2012, only 64% of our sales were associated with products produced to support new U.S. wind energy installations. The Towers business in particular is largely linked to new wind installations, and in our fourth quarter of 2012 we are scheduled to produce towers at a lower level than experienced earlier in the year. In October 2012 we announced that we were awarded tower orders totaling approximately $37 million from two U.S. wind turbine manufacturers, for manufacture beginning in late 2012 and extending into 2013.

In light of these factors, we cannot provide assurances that improved market conditions within the wind industry will occur over the long-term, or that we will be able to capitalize on opportunities for growth. In addition, a continued or prolonged economic slowdown in the wind industry, industrial markets, or other unfavorable market factors, could result in further revisions to our expectations with respect to future financial results and cash flows.  These factors have required management to reassess its estimates of the fair value of some of our reportable segments and could result in further review of our intangible assets and fixed assets, although no additional impairment to the carrying value of these assets was indicated by our third quarter 2012 testing.

During the third quarter of 2011, we conducted a review of our business strategies and product plans given the outlook for the economy at large, the forecast for the industries we serve, and our own business environment. As a result, we have been executing a restructuring plan to rationalize our facility capacity and our management structure, and to consolidate and increase the efficiencies of our operations. We have concluded that our wind manufacturing footprint and fixed cost base is too large and expensive for our medium-term needs. We are executing a plan to reduce our facility footprint by nearly 40% through the sale and/or closure of facilities comprising a total of approximately 600,000 square feet. We believe our restructuring and consolidation plans will be completed by the end of 2014. We believe the remaining locations will be sufficient to support our Towers and Weldments, Gearing, Services and general corporate and administrative activities while allowing for growth for the next several years.

To date, we have incurred $3,708 of costs in conjunction with our restructuring plan. Including costs incurred to date, we expect to incur restructuring costs associated with the consolidation totaling an estimated $13,468. Costs are expected to include approximately $5,416 in capital expenditures and $8,052 in expenses, of which approximately $3,406 is anticipated to be non-cash expenses and approximately $4,646 is anticipated to be cash expenses. Net proceeds from associated asset sales, estimated to be approximately $7,200, will be used to fund cash costs. We anticipate annual cost savings of approximately $5,500 related to the restructuring.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

	Three Months Ended September 30,				2012 vs. 2011
	2012	% of Total Revenue	2011	% of Total Revenue	$ Change	% Change

Revenues	$55,045	100.0%	$47,899	100.0%	$7,146	14.9%
Cost of sales	52,097	94.6%	47,098	98.3%	4,999	10.6%
Restructuring	233	0.4%	89	0.2%	144	161.8%
Gross profit	2,715	5.0%	712	1.5%	2,003	281.3%

Operating expenses
Selling, general and administrative expenses	5,197	9.4%	6,442	13.4%	(1,245)	-19.3%
Intangible amortization	664	1.2%	214	0.4%	450	210.3%
Restructuring	381	0.7%	300	0.6%	81	27.0%
Total operating expenses	6,242	11.3%	6,956	14.4%	(714)	-10.3%

Operating loss	(3,527)	-6.3%	(6,244)	-12.9%	2,717	43.5%

Other (expense) income
Interest expense, net	(553)	-1.1%	(276)	-0.6%	(277)	-100.4%
Other, net	148	0.2%	127	0.3%	21	16.5%
Restructuring	(15)	0.0%	(202)	-0.4%	187	92.6%
Total other (expense) income, net	(420)	-0.9%	(351)	-0.7%	(69)	-19.7%

Net loss from continuing operations before provision for income taxes	(3,947)	-7.2%	(6,595)	-13.6%	2,648	40.2%
Benefit for income taxes	(9)	0.0%	(9)	0.0%	—	N/A
Loss from continuing operations	(3,938)	-7.2%	(6,586)	-13.6%	2,648	40.2%
Loss from discontinued operations, net of tax	—	0.0%	—	0.0%	—	N/A
Net loss	$(3,938)	-7.2%	$(6,586)	-13.6%	$2,648	40.2%

Consolidated

Revenues increased by $7,146, from $47,899 during the three months ended September 30, 2011, to $55,045 during the three months ended September 30, 2012. We experienced increased revenue in our Towers and Weldments and Services business segments, but we experienced a decline in revenue in our Gearing business segment. Towers and Weldments revenues increased 26%, despite only a 7% increase in the volume of wind tower sections sold in the third quarter of 2012 compared to 2011. In the current year we produced and sold larger tower sections which are more costly and priced higher than those of the prior year period. Fabrication-only sections had no significant impact on this comparison; there were no fabrication-only tower sections in the current period and very few, representing only 5% of volume, in the prior year. Our Services segment revenues increased 4% in the third quarter of 2012 compared to 2011. Our Gearing segment revenues declined 11% as certain large customers reduced orders due to softness in natural gas and mining markets.

Gross profit increased by $2,003, from $712 during the three months ended September 30, 2011, to $2,715 during the three months ended September 30, 2012. The increase in gross profit was primarily attributable to higher revenues in Towers and Weldments, with improved productivity and facility utilization, and improved margins in Services, partially offset by lower volumes and higher restructuring costs at Gearing, as compared to the same period in the prior year. As a result, our gross margin increased from 1.5% during the three months ended September 30, 2011, to 5.0% during the three months ended September 30, 2012. Gross profit excluding restructuring charges increased by $2,147, and the resulting gross margin percentage would have been 5.4% in the absence of those restructuring charges.

Selling, general and administrative expenses decreased by $1,245, from $6,442 during the three months ended September 30, 2011, to $5,197 during the three months ended September 30, 2012. The decrease was attributable to lower professional expenses, reduced bad debt expense, and lower employee compensation expenses resulting from general cost containment efforts. Operating expenses as a percentage of sales decreased sharply, from 14% in the prior year quarter to 11% in the current year quarter.

Intangible amortization expense increased from $214 during the three months ended September 30, 2011, to $664 during the three months ended September 30, 2012. The increase was attributable to accelerating the amortization of a portion of the customer relationship intangible assets.

Net loss decreased from $6,586 during the three months ended September 30, 2011, to $3,938 during the three months ended September 30, 2012, primarily as a result of the factors described above.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
	2012	2011

Revenues	$37,423	$29,684
Operating income	1,740	(35)
Operating margin	4.6%	-0.1%

Towers and Weldments revenues increased by $7,739, from $29,684 during the three months ended September 30, 2011, to $37,423 during the three months ended September 30, 2012. Towers and Weldments revenues increased 26%, megawatts (MW) sold increased 54%, and towers increased 41%, with only a 7% increase in the volume of wind tower sections sold in the third quarter of 2012 compared to 2011. In the current year we produced and sold larger towers with fewer sections, which produce more MW, are more costly and are priced higher than those of the prior year period. Fabrication-only sections had no significant impact on this comparison; there were no fabrication-only tower sections in the current period and very few, representing only 5% of volume, in the prior year. At $2,868, weldments revenue for large industrial customers increased 270% as compared to the prior year period, consistent with the Company’s strategic focus on diversifying its end markets.

Towers and Weldments segment operating income increased by $1,775, from a loss of $35 during the three months ended September 30, 2011, to income of $1,740 during the three months ended September 30, 2012. The increase in operating income was attributable to manufacturing a higher margin mix of towers, the expansion of weldments revenue and lower operating expenses. Operating margin increased from (0.1%) during the three months ended September 30, 2011, to 4.6% during the three months ended September 30, 2012.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
	2012	2011

Revenues	$11,256	$12,634
Operating loss	(2,637)	(3,281)
Operating margin	-23.4%	-26.0%

Gearing segment revenues decreased by $1,378, from $12,634 during the three months ended September 30, 2011, to $11,256 during the three months ended September 30, 2012. The 11% decrease in total revenues was attributable to a $2,200 decrease in wind gearing sales in the current quarter, partially offset by an 8% increase in industrial sales as compared to the prior year quarter.

Gearing segment operating loss decreased by $644, from $3,281 during the three months ended September 30, 2011, to $2,637 during the three months ended September 30, 2012. The decrease in operating loss was primarily due to lower operating expenses and higher contribution margins, partially offset by increased restructuring costs and the margin impact of the 11% decrease in sales volume. As a result of the factors described above, operating margin improved from (26.0%) during the three months ended September 30, 2011, to (23.4%) during the three months ended September 30, 2012.

Services Segment

The following table summarizes the Services segment operating results for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
	2012	2011

Revenues	$6,899	$6,615
Operating loss	(570)	(413)
Operating margin	-8.3%	-6.2%

Services segment revenues increased by $284, from $6,615 during the three months ended September 30, 2011, to $6,899 during the three months ended September 30, 2012. The increase in revenue was primarily the result of increased revenue from our drivetrain service center, partially offset by lower blade maintenance and repair activity compared to the prior year quarter.

Services segment operating loss worsened by $157, from $413 during the three months ended September 30, 2011, to $570 during the three months ended September 30, 2012. Increased margins were offset by a one-time legal settlement expense of $233 and increased non-cash charges in the current year period. Operating margin declined from (6.2%) during the three months ended September 30, 2011, to (8.3%) during the three months ended September 30, 2012.

Corporate and Other

Corporate and Other expenses decreased by $441, from $2,489 during the three months ended September 30, 2011, to $2,048 during the three months ended September 30, 2012. The reduction in expense was primarily attributable to lower professional expenses and lower employee compensation costs as part of our general cost containment efforts.

Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

	Nine Months Ended September 30,				2012 vs. 2011
	2012	% of Total Revenue	2011	% of Total Revenue	$ Change	% Change

Revenues	$165,799	100.0%	$130,761	100.0%	$35,038	26.8%
Cost of sales	158,155	95.4%	124,449	95.2%	33,706	27.1%
Restructuring	1,038	0.6%	89	0.1%	949	1066.3%
Gross profit	6,606	4.0%	6,223	4.7%	383	6.2%

Operating expenses
Selling, general and administrative expenses	16,658	10.0%	19,807	15.1%	(3,149)	-15.9%
Intangible amortization	1,094	0.7%	644	0.5%	450	69.9%
Restructuring	481	0.3%	300	0.2%	181	60.3%
Total operating expenses	18,233	11.0%	20,751	15.8%	(2,518)	-12.1%

Operating loss	(11,627)	-7.0%	(14,528)	-11.1%	2,901	20.0%

Other (expense) income
Interest expense, net	(1,053)	-0.6%	(845)	-0.6%	(208)	-24.6%
Other, net	758	0.4%	559	0.4%	199	35.6%
Restructuring	(86)	-0.1%	(202)	-0.2%	116	57.4%
Total other (expense) income, net	(381)	-0.3%	(488)	-0.4%	107	21.9%

Net loss from continuing operations before provision for income taxes	(12,008)	-7.3%	(15,016)	-11.5%	3,008	20.0%
Provision for income taxes	21	0.0%	24	0.0%	(3)	-12.5%
Loss from continuing operations	(12,029)	-7.3%	(15,040)	-11.5%	3,011	20.0%
Loss from discontinued operations, net of tax	—	0.0%	(1,184)	-0.9%	1,184	100.0%
Net loss	$(12,029)	-7.3%	$(16,224)	-12.4%	$4,195	25.9%

Consolidated

Revenues increased from $130,761 during the nine months ended September 30, 2011, to $165,799 during the nine months ended September 30, 2012. This 27% increase was attributable to higher revenue in each of our business segments, notably Towers and Weldments. In our Gearing segment, we have experienced sales increases to our industrial customers, which to-date exceed the impact of reduced sales for gearing into new wind turbines. The 33% increase in revenue for our Towers and Weldments segment occurred despite a 7% decrease in the volume of wind tower sections sold in the nine months of 2012 compared to 2011. In the current year a significant amount of steel cost was included in all of our tower sales, while in the prior year period, fabrication-only tower sections, which do not include the price of steel content, represented 34% of our volume. Our Services segment revenues increased 48% in the nine months of 2012 compared to 2011.

Gross profit increased $383, from $6,223 during the nine months ended September 30, 2011, to $6,606 during the nine months ended September 30, 2012. The increase in gross profit was primarily attributable to increased margins at Gearing and Services, partially offset by a decline in Towers and Weldments gross profit due to a lower margin sales mix of towers in the current period and additional restructuring costs as compared to the same period in the prior year. Our total gross margin decreased from 4.7% during the nine months ended September 30, 2011, to 4.0% during the nine months ended September 30, 2012. Gross profit excluding restructuring charges increased by $1,332, and the resulting gross margin percentage would have been 4.6% in the absence of those restructuring charges.

Selling, general and administrative expenses decreased by $3,149, from $19,807 during the nine months ended September 30, 2011, to $16,658 during the nine months ended September 30, 2012. The decrease was primarily attributable to reductions in employee compensation expense, professional fees, bad debt expense, and selling expenses as part of general cost containment efforts. Operating expenses as a percentage of sales decreased from 16% in the prior year period to 11% in the current year.

Intangible amortization expense increased from $644 during the nine months ended September 30, 2011, to $1,094 during the nine months ended September 30, 2012. The increase was attributable to the acceleration of amortization of the intangible asset related to one customer contract.

Net loss decreased from $16,224 during the nine months ended September 30, 2011, to $12,029 during the nine months ended September 30, 2012, primarily as a result of the factors described above.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
	2012	2011

Revenues	$109,587	$82,350
Operating income	3,306	5,159
Operating margin	3.0%	6.3%

Towers and Weldments segment revenues increased by $27,237, from $82,350 during the nine months ended September 30, 2011, to $109,587 during the nine months ended September 30, 2012. Towers and Weldments revenues increased 33%, MW sold increased 4%, with a 7% decrease in the volume of wind tower sections sold in the first nine months of 2012 compared to 2011. In the current year period we produced and sold larger tower sections which produce more MW, are more costly and are priced higher than those of the prior year period. However, the 33% increase in revenues is also partially due to a heavy mix of fabrication-only tower sections in the first six months of the prior year period. In the current year significant steel costs were included in all of our towers sales, while in the prior year period, fabrication-only tower sections represented 34% of our volume. We estimate that the impact of the reduced share of fabrication-only tower sections accounted for approximately $22,035 of the increase in Towers and Weldment revenues from the prior year period.

Towers and Weldments segment operating income decreased by $1,853, from $5,159 during the nine months ended September 30, 2011, to $3,306 during the nine months ended September 30, 2012. The decrease in operating income was primarily attributable to a lower margin mix of tower sales, the decrease in wind tower sections manufactured, and operating inefficiencies related to new tower and weldments design production start-up in the current year period. Operating margin decreased from 6.3% during the nine months ended September 30, 2011, to 3.0% during the nine months ended September 30, 2012.

Gearing Segment

The following table summarizes the Gearing segment operating results for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
	2012	2011

Revenues	$41,352	$38,696
Operating loss	(5,390)	(8,523)
Operating margin	-13.0%	-22.0%

Gearing segment revenues increased by $2,656, from $38,696 during the nine months ended September 30, 2011, to $41,352 during the nine months ended September 30, 2012. The 7% increase in total revenues was attributable to a 43% increase in industrial sales, partially offset by a 41% decrease in wind gearing sales as compared to the prior year period. Gearing sales related to new wind installations was 12% in the nine months ended September 30, 2012.

Gearing segment operating loss decreased by $3,133, from $8,523 during the nine months ended September 30, 2011, to $5,390 during the nine months ended September 30, 2012. The decrease in operating loss was primarily due to the 7% increase in sales volume and associated increases in margins, lower employee compensation expenses and legal expenses, partially offset by higher restructuring expenses of $1,272. As a result of the factors described above, operating margin improved from (22.0%) during the nine months ended September 30, 2011, to (13.0%) during the nine months ended September 30, 2012.

Services Segment

The following table summarizes the Services segment operating results for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
	2012	2011

Revenues	$16,037	$10,810
Operating loss	(3,331)	(3,862)
Operating margin	-20.8%	-35.7%

Services segment revenues increased by $5,227, from $10,810 during the nine months ended September 30, 2011, to $16,037 during the nine months ended September 30, 2012. The increase in revenue was primarily the result of increased field service and blade maintenance and repair activity, as well as additional revenue derived from our drivetrain service center.

Services segment operating loss decreased by $531, from $3,862 during the nine months ended September 30, 2011, to $3,331 during the nine months ended September 30, 2012. Increased contribution margins were partially offset by higher operating expenses including a one-time legal settlement expense of $233 and increased non-cash charges in the current year period. Because of the increased revenue base, operating margin improved from (35.7%) during the nine months ended September 30, 2011, to (20.8%) during the nine months ended September 30, 2012.

Corporate and Other

Corporate and Other expenses decreased by $1,051, from $7,275 during the nine months ended September 30, 2011, to $6,224 during the nine months ended September 30, 2012. The reduction in expense was primarily attributable to lower professional expenses and lower employee compensation costs as part of our general cost containment efforts.

SELECTED FINANCIAL DATA

The following non-GAAP financial measure presented below relates to earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (“Adjusted EBITDA”) and is presented for illustrative purposes as an accompaniment to our unaudited financial results of operations for the three and nine months ended September 30, 2012 and 2011. Adjusted EBITDA should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under GAAP. We believe that Adjusted EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, which was primarily attributable to a significant portion of the purchase price of our acquired businesses being allocated to depreciable fixed assets and definite-lived intangible assets. The following Adjusted EBITDA calculation is derived from our unaudited condensed consolidated financial results for the three and nine months ended September 30, 2012 and 2011, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Loss from continuing operations	$(3,938)	$(6,586)	$(12,029)	$(15,040)
Provision for income taxes	(9)	(9)	21	24
Interest expense, net	553	276	1,053	845
Depreciation and amortization	4,195	3,647	11,590	10,910
Restructuring	629	591	1,605	591
Share-based compensation and other stock payments	982	565	2,619	1,513
Adjusted EBITDA	$2,412	$(1,516)	$4,859	$(1,157)

SUMMARY OF CRITICAL ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions.  Our most critical accounting policies are related to the following areas: revenue recognition, warranty liability, inventories, intangible assets, long-lived assets and income taxes. Details regarding our application of these policies and the related estimates are described fully in our Annual Report on Form 10-K for the year ended December 31, 2011 and are supplemented by the following additional disclosure regarding our assessment of Intangible Assets and Long-Lived Assets.

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

During the third quarter of 2012, we identified a triggering event associated with the Gearing segment current period operating loss combined with its history of continued operating losses. As a result, we evaluated the recoverability of certain of our intangible assets associated with our Gearing segment. Based upon our assessment, the recoverable amount and the fair value were in excess of the carrying amount of the related assets by 31%, and no impairment to these assets was indicated as of September 30, 2012. To the extent the projections used in our analysis are not achieved, there may be a negative effect on the valuation of these assets.

During the second quarter of 2012, the Company concluded that it was appropriate to shorten the useful life associated with a $2,216 portion of the customer relationships intangible assets and amortize it over one year, instead of over the remaining five years as previously assigned to this portion of the intangible assets.

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

During the third quarter of 2012, the Company identified triggering events associated with the Services and Gearing segments current period operating losses combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its long-lived assets associated with our Services and Gearing segments. Based upon the Company’s assessment, the recoverable amount of undiscounted cash flows based upon our most recent projections exceeded the carrying amount of invested capital by 40% and 31% for the Services & Gearing segments respectively, and no impairment to these assets was indicated as of September 30, 2012. The fair value of the carrying amount of the invested capital was estimated by calculating the present value of these future cash flows. The fair value of the carrying amount of the invested capital approximated its carrying value as of September 30, 2012. The Services segment is growing rapidly, and has gained significant traction in the second half of 2011 and the year to date 2012. The business is expected to continue its revenue growth with improvement in profitability as we match the fixed operations costs with the scale of the business. To the extent these projections are not achieved, there may be a negative effect on the valuation of these assets.

Recent Accounting Pronouncements

We review new accounting standards as issued. Although some of the accounting standards issued or effective after the end of our previous fiscal year may be applicable to us we believe that none of the new standards will have a significant impact on our condensed consolidated financial statements.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

During the third quarter, we established a new three-year $20,000 revolving credit agreement with AloStar Bank of Commerce (“AloStar”). In connection with this agreement, AloStar will advance funds against our borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Proceeds from the transaction were used to repay certain outstanding indebtedness, including repayment of the outstanding debt associated with the Wells Fargo account purchase agreements. Under this new recapitalized borrowing structure, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance. As a result of this structure, we anticipate that cash balances will remain at a minimum at all times when there are amounts outstanding under the credit line.

As of September 30, 2012, total cash assets equaled $3,051. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and debt and lease commitments through at least the next 12 months primarily with current cash on hand and cash generated by operations.

Our ability to meet financial debt covenants on our debt and other financial obligations will depend on our future financial and operating performance. If we cannot make scheduled payments on our debt, or comply with applicable covenants, we will be in default and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable. As of September 30, 2012, we were in compliance with all of our debt covenants.  While we believe that we will continue to have sufficient cash flows to operate our businesses and meet our financial debt covenants, there can be no assurances that our operations will generate sufficient cash or that credit facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Sources and Uses of Cash

Operating Cash Flows

During the nine months ended September 30, 2012 and 2011, net cash used in operating activities totaled $20,289 and $11,492, respectively. The increase in net cash used in operating activities was primarily attributable to the current period application of customer deposits in conjunction with tower order completions, partially offset by a decrease in the inventory build within our Towers and Weldments business.

Investing Cash Flows

During the nine months ended September 30, 2012 and 2011, net cash used in investing activities totaled $2,273 and $2,799, respectively. The decrease in net cash used in investing activities as compared to the prior year period was primarily attributable to decreased capital expenditures, specifically related to the completion of construction of our drivetrain service center in Abilene, Texas during the prior year.

Financing Cash Flows

During the nine months ended September 30, 2012 and 2011, net cash provided by financing activities totaled $11,943 and $12,317, respectively. The slight decrease in net cash provided by financing activities as compared to the prior year period was due to the absence of $11,739 of proceeds related to the equity offering of common stock in September 2011, partially offset by borrowings on our AloStar line of credit in the current year.

Contractual Obligations

As of September 30, 2012, we had $341 in purchase commitments representing the remaining payments due on equipment purchase contracts related to the construction of our wind tower manufacturing facility in Brandon, South Dakota, which we have classified as Held for Sale.

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain “forward-looking statements”— that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Our forward-looking statements may include or relate to the following: (i) our plans to continue to grow our business through organic growth and integration of previous and future acquisitions; (ii) our beliefs with respect to the sufficiency of our liquidity and our plans to evaluate alternate sources of funding if necessary; (iii) our plans and assumptions, including estimated costs, environmental remediation activities. and saving opportunities, regarding our ongoing restructuring efforts designed to improve our financial performance; (iv) our expectations relating to state, local and federal regulatory frameworks affecting the wind energy industry, including the extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (v) our expectations relating to construction of new facilities, expansion and/or restructuring of existing facilities and sufficiency of our existing capacity to meet the demands of our customers and support expectations regarding our growth; (vi) our plans with respect to the use of proceeds from financing activities and our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (vii) our beliefs and expectations relating to the economy and the potential impact it may have on our business, including our customers; (viii) our beliefs regarding the state of the wind energy market and other energy and industrial markets generally (ix) the planned production schedule at our Towers and Weldments segment and our expectations regarding future inventory levels and working capital requirements; and (x) our expectations relating to the impact of pending litigation as well as environmental compliance matters. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2012. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk,” contained in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There was no change in our internal control over financial reporting during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

BROADWIND ENERGY, INC.

November 7, 2012	By:	/s/ Peter C. Duprey
Peter C. Duprey
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2012	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Exhibit Number	Exhibit
10.1	Amended and Restated Broadwind Energy, Inc. 2007 Equity Incentive Plan*
10.2	Broadwind Energy, Inc. 2012 Equity Incentive Plan*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer*

*                                         Filed herewith.