Form 10-K
period 2012-12-31
BROADWIND ENERGY, INC.
filed 2013-02-28
CIK 1120370

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-31313

BROADWIND ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of or other jurisdiction of incorporation or organization)	88-0409160 (I.R.S. Employer Identification No.)
3240 S. Central Avenue Cicero, Illinois (Address of principal executive offices)	60804 (zip code)
Registrant's telephone number, including area code: (708) 780-4800
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐    No ☒

          As of June 30, 2012 the aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant was approximately $24,753,487, based upon the $2.70 per share closing sale price of the Registrant's common stock as reported on the NASDAQ Capital Market (after giving effect to a 1 for 10 reverse stock split effected on August 23, 2012). For purposes of this calculation, the Registrant's directors and executive officers and holders of 10% or more of the Registrant's outstanding shares of voting common stock have been assumed to be affiliates, with such affiliates holding an aggregate of 4,838,944 shares of the Registrant's voting common stock on June 30, 2012.

          Number of shares of the Registrant's common stock, par value $0.001, outstanding as of February 20, 2013, was 14,276,156

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement for the Registrant's 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

BROADWIND ENERGY, INC.

FORM 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains "forward-looking statements"—that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as "anticipate," "believe," "expect," "intend," "will," "should," "may," "plan" and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Item 1A "Risk Factors" in Part I of this Annual Report on Form 10-K, that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Our forward-looking statements may include or relate to the following: (i) our plans to continue to grow our business through organic growth; (ii) our beliefs with respect to the sufficiency of our liquidity and our plans to evaluate alternate sources of funding if necessary; (iii) our plans and assumptions, including estimated costs and saving opportunities, regarding our ongoing restructuring efforts designed to improve our financial performance; (iv) our expectations relating to state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (v) our expectations with respect to our customer relationships and efforts to diversify our customer base and sector focus and leverage customer relationships across business units; (vi) our ability to realize revenue from customer orders and backlog; (vii) our plans with respect to the use of proceeds from financing activities and our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (viii) our beliefs and expectations relating to the economy and the potential impact it may have on our business, including our customers; (ix) our beliefs regarding the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (x) our expectations relating to the impact of pending securities litigation, the inquiry by the U.S. Securities and Exchange Commission, and environmental compliance matters; and (xi) the potential loss of tax benefits if the Company experiences an "ownership change" under Section 382 of the Internal Revenue Code. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

ITEM 1.    BUSINESS

        As used in this Annual Report on Form 10-K, the terms "we," "us," "our," "Broadwind," "Broadwind Energy," and the "Company" refer to Broadwind Energy, Inc., a Delaware incorporated company headquartered in Cicero, Illinois, and its wholly-owned subsidiaries. Dollars are presented in thousands unless otherwise stated.

Business Overview

        Broadwind provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the U.S. Our most significant presence is within the U.S. wind industry, although we have increasingly diversified into other industrial markets in order to improve our capacity utilization and reduce our exposure to uncertainty related to governmental policies currently supporting the U.S. wind industry. Our product and service portfolio provides our wind energy customers, including wind turbine manufacturers, wind farm developers and wind farm operators, with access to a broad array of component and service offerings. Outside of the wind market, we provide precision gearing and specialty weldments to a broad range of industrial customers for oil and gas, mining and other industrial applications.

        The market for new U.S. wind energy installations is affected by the following factors: (i) economic growth and the associated demand for new electricity generation, (ii) the cost of competing energy sources, primarily natural gas, (iii) federal and state-level wind development incentives, (iv) available transmission infrastructure and the proliferation of smart grid technology, and (v) improvements in wind energy cost competitiveness resulting from the maturation of technologies and services within the wind industry, including increased turbine efficiencies and improved focus on equipment maintenance and reliability.

        We continue to execute a diversification strategy for our operations, focusing on increasing sales to industrial customers. We have actively shifted into servicing the installed fleet of wind turbines and expanded our sales to gearing and specialty weldments for industrial customers, and consequently our sales associated with new wind turbine manufacturing and installations as a share of our total revenue has declined. Of our total company backlog at the end of 2012, 23% represents industrial customer demand, which is up from 16% in 2011. The following table shows our revenue share for each of these channels for the past two years:

	Annual Revenue
	2012	2011
New Wind Installations	62%	73%
Wind Installed Base Support	13%	7%
Industrial Gearing & Weldments	25%	20%

Total	100%	100%

Segments

        The following is a description of products and services offered in each segment:

Towers and Weldments

        The Towers and Weldments segment specializes in the production of wind turbine towers, and continues to diversify its customer base by expanding the portion of the business which fabricates specialty weldments for oil and gas, mining and other industrial applications. Our production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic energy and equipment manufacturing locations. We specialize in heavier "next generation" wind towers that are larger, more technically advanced towers, designed for two megawatt ("MW") and larger wind turbines. Since starting commercial production in 2005, we have produced approximately 1,400 towers for a wide variety of wind turbine manufacturers. Our two facilities have a combined annual tower production capacity of up to approximately 500 towers, sufficient to support turbines generating more than 1,200 MW of power. However, pursuant to our diversification strategy, we have shifted a portion of our capacity to support the expansion of our specialty weldments business.

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

        We are also applying our core competency in welding large structures to other industries, including the mining and heavy equipment industries. We have production facilities to fabricate specialty weldments in Manitowoc, Wisconsin and Abilene, Texas, which provide large-scale sites, capacity and support equipment. Our capabilities include integrated blasting, cutting, beveling, rolling and welding capabilities. In addition, the Abilene facility offers the industry a large, modern blast booth and a large, modern paint booth.

Gearing

        We engineer, build and remanufacture precision gears and gearing systems for wind, oil and gas, mining and other industrial applications. We use an integrated manufacturing process, which includes machining processes in Cicero, Illinois, heat treatment in Neville Island, Pennsylvania, and a finishing process in a second Cicero factory. We are in the process of consolidating the operations of the two Cicero facilities into one of the existing facilities.

        As demand for U.S. wind gearing has decreased, we have increased our sales force and shifted our focus to the manufacture of custom-engineered gearing systems and gearboxes for oil and gas, mining and other industrial customers. We also anticipate some growth in demand for replacement gearing on the existing aging installed wind turbine fleet. Due to the highly specialized nature of our gearing, it is generally sold through our direct sales force following an evaluation, qualifying, prototyping and testing period, which may occur over a number of months. We compete based on product performance, quality, on-time delivery, price and available capacity.

Services

        We offer a comprehensive range of services primarily to wind farm developers and operators. We specialize in non-routine blade and gearbox maintenance services for both kilowatt and megawatt turbines. We also offer comprehensive field services to the wind industry. We are increasingly focusing our efforts on the identification and/or development of product and service offerings which will improve the reliability and efficiency of wind turbines, and therefore enhance the economic benefits to our customers. We provide wind services across the U.S., with primary service locations in South Dakota and Texas. Our dedicated drivetrain service center in Abilene, Texas (the "Abilene Service Facility") services the growing installed base of multi-megawatt wind turbines as they come off warranty and, to a limited extent, industrial drivetrains and gearboxes requiring assembly, repair and testing.

        Our Services business competes with a number of wind turbine manufacturers and independent service providers in a highly-fragmented but growing industry. Sales contacts are typically initiated through a small direct sales force, and through operating unit managers located in our service locations. Sales are generally made under individual purchase orders, although we periodically enter into blanket purchase orders with key customers.

Business and Operating Strategy

        We intend to capitalize on the markets in wind energy, oil and gas, mining and other industrial verticals in North America by leveraging our core competencies in large precision gearing and drivetrains, industrial welding and non-routine field service repairs. Our strategic objectives include the following:

  •
  Diversify our customer base.  In 2012, sales derived from our top five customers represented 67% of total sales, down from 76% in 2011. To further reduce the concentration of sales to a few large wind tower customers, we have expanded our sales force and centralized our commercial organization in support of expanding our customer base. In 2012, we began producing wind towers for two new significant turbine manufacturers. We have also expanded our industrial sales of both gearing and weldments and have begun our expansion into gearboxes in the oil and gas, mining and construction space. In Services we are focused on expansion with large wind farm owners and original equipment manufacturers ("OEMs") and on developing new value-added products for our customers.

  •
  Improve capacity utilization and profitability.  Tower and gear manufacturing and drivetrain remanufacturing all require significant capital investments. As a result of significant capital expenditures made in 2008 and 2009, we have manufacturing capacity available that will potentially allow us to significantly increase our annual revenues. We intend to improve our capacity utilization and financial results by using our existing platform of manufacturing capacity to continue to penetrate the North American wind market and further expand into other energy and infrastructure sectors. In addition, we are executing a restructuring plan to reduce overhead and operating costs and increase the overall efficiency of our operations while maintaining required manufacturing capacity.

  •
  Improve production technology and operational efficiency.  We believe that the proper coordination and integration of the supply chain with continuous improvement initiatives are key factors that enable high operating efficiencies, increased reliability, better delivery, and lower costs. Our manufacturing facilities include state-of-the-art equipment and lean processes to help enhance our operational efficiency and flexibility. The ongoing restructuring of our gearing facilities should further enhance operating efficiency in this segment. We have adopted Continuous Improvement techniques to further optimize our production processes to generate increased output, leverage our scale and lower our costs while maintaining product quality.

  •
  Leverage customer relationships across business units.  We believe that there is a significant opportunity to support our wind and industrial customers by bundling our products and services into integrated solutions. We are translating our cross-business competencies in gearing, welding and services into solutions for customers in the wind, oil and gas and mining market verticals. In wind, we continue to leverage our deep precision gearing expertise and services capability in the remanufacturing of gearboxes both uptower and in our drivetrain service centers.

Restructuring Activities

        During 2011, we conducted a review of our business strategies and product plans given the outlook for the economy at large, the forecast for the industries we serve and our own business environment. As a result, we have been executing a restructuring plan to rationalize our facility capacity and our management structure, and to consolidate and increase the efficiencies of our operations.

        We have concluded that our manufacturing footprint and fixed cost base are too large and expensive for our medium-term needs. We are executing a plan to reduce our facility footprint by approximately 40% through the sale and/or closure of facilities comprising a total of approximately 600,000 square feet through the end of 2014. To date, we have reached agreement to close or reduce our leased presence at five facilities and achieve an eventual reduction of approximately 250,000 square feet. The most significant planned reductions relate to of one of our Cicero, Illinois gearing facilities and our non-operational Brandon, South Dakota tower manufacturing facility (the "Brandon Facility"). We believe the remaining locations will be sufficient to support our Towers and Weldments, Gearing, Services and general corporate and administrative activities while allowing for growth for the next several years. These factors have required management to reassess its estimates of the fair value of some of our assets. We entered into an agreement to sell the Brandon Facility on February 25, 2013. For more information, refer to Note 23 "Subsequent Events" in Part IV, Item 15 in the notes to our consolidated financial statements.

        We expect to incur restructuring costs associated with the restructuring plan totaling an estimated $14,900, of which $6,000 has been incurred through the end of 2012. Costs are expected to include approximately $6,000 in capital expenditures and $8,900 in expenses, of which approximately $3,700 is anticipated to be non-cash expenses and $5,200 is anticipated to be cash expenses. Net proceeds from associated asset sales, projected to be approximately $7,200, will be used to fund cash costs. We anticipate annual cost savings going forward of approximately $6,000 related to the restructuring.

Reverse Stock Split

        On August 22, 2012, we filed an amendment to our Certificate of Incorporation to effect a reverse split of our common stock with a ratio of one post-split share for every ten shares issued and outstanding. As a result of the reverse stock split, the number of authorized shares of our common stock decreased to 30 million shares, without any change in the par value of such shares. All references in the financial statements and notes to the number of shares, price per share and weighted average number of shares outstanding of our common stock prior to the reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis unless otherwise noted.

COMPANY HISTORY

        We were incorporated in Nevada in 1996 as Blackfoot Enterprises, Inc. ("Blackfoot"). In February 2006, Blackfoot completed a reverse shell transaction with Tower Tech Systems Inc. ("Tower Tech"), whereupon Blackfoot became a holding company for Tower Tech and subsequently changed its name to Tower Tech Holdings Inc. In 2008, Tower Tech Holdings Inc. reincorporated in Delaware and changed its name to Broadwind Energy, Inc. Through our October 2007 acquisitions of R.B.A. Inc. ("RBA") and Brad Foote Gear Works, Inc. ("Brad Foote"), and acquisitions of Energy Maintenance Services, LLC ("EMS") and Badger Transport Inc. ("Badger") in January and June of 2008, respectively, we expanded upon our core platform as a wind tower component manufacturer and established our gearing systems, industrial products, technical services, precision repair and engineering and logistics businesses. In December 2010, our Board of Directors approved a plan to divest our logistics business, Badger, which was sold to a third party purchaser on March 4, 2011, and is now treated as a discontinued operation. Effective February 1, 2011, EMS changed its name to Broadwind Services, LLC ("Broadwind Services"), and effective March 1, 2011, Tower Tech changed its name to Broadwind Towers, Inc. ("Broadwind Towers").

SALES AND MARKETING

        We market our towers, gearing and weldments products and our maintenance services primarily through our direct sales force. Our sales and marketing strategy is to develop and maintain long-term relationships with our energy and infrastructure sector customers and to offer an integrated suite of products and services to them. We believe this strategy best leverages our gearbox and blade knowledge and our core competency in specialty welding with customers. We believe this strategy also offers opportunities to cross-sell products and services across our platform of product and service offerings. We also intend for our offerings to fulfill needs that our customers may consider non-core and do not desire to provide for within their organizations. Within the wind industry, our customer base consists of wind turbine manufacturers who supply end-users and wind farm developers with completed wind turbines, as well as wind farm developers and wind farm operators themselves. Within the oil and gas and mining industries, our customer base consists of manufacturers of hydraulic fracturing and mud pumps, mining equipment and off-highway vehicles. To support the efforts of our sales force, we utilize a number of marketing tactics to build our brand and position and promote our products and services. Our efforts include participation in industry conferences, media relations, use of social media channels, use of our website and other channels to connect with customers.

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

        For our Towers and Weldments segment, the largest North American based competitor is Trinity Industries. In 2012, a number of tower producers, including DMI Industries, Katana Summit and SIAG, exited the market. We face competition from imports from a number of European and Asian tower manufacturers. On December 29, 2011, along with other U.S. based producers of wind towers, we asked the U.S. Department of Commerce and the International Trade Commission ("ITC") to conduct anti-dumping investigations of Chinese and Vietnamese exports of wind towers to the U.S. and a countervailing duty investigation into Chinese exports of wind towers to the U.S. In January 2013, the ITC found that the U.S. wind industry has been materially impacted by Chinese and Vietnamese imports sold at less than fair value. The U.S. Department of Commerce determined that Chinese and Vietnamese manufacturers sold utility-scale wind towers in the U.S. at dumping margins of 44.99% to 70.63% and 51.50% to 58.49%, respectively. The Chinese producers received countervailing subsidies of 21.86% to 34.81%.

        The market for blade, drivetrain and field services in which our Services segment competes is highly fragmented, and includes OEMs such as GE Services and Siemens, large-scale service providers such as enXco, and a number of independent service providers, including Outland Energy Services and UpWind Solutions.

        In our Gearing segment, which is focused on the oil and gas and mining markets, our key competitors include Overton Chicago Gear, Cincinnati Gearing Systems, Merit Gear and Horsburgh & Scott. In addition, we also compete with the internal gear manufacturing capacity of relevant equipment manufacturers and face significant growing competition from foreign competitors. We also manufacture wind energy gear sets, but do not manufacture complete gearboxes for this segment.

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

BACKLOG

        We sell our towers under either long-term supply agreements or individual purchase orders, depending on the size and the duration of the purchase commitment. We have one tower framework agreement, pursuant to which a customer commits to purchase a certain fixed quantity or share of their annual requirement from us, and we reserve a portion of our manufacturing capacity to meet this requirement. Under framework agreements, we typically receive purchase orders on a monthly or other periodic basis based upon our customer's forecast of production volume levels. In recent years, the markets for wind towers capacity have generally shifted from multi-year framework agreements to individual purchase orders relating to specific projects scheduled for production within the following six to twelve months. In the future, we expect that the mix of our business will continue to shift to shorter term project orders. As this trend continues, we anticipate our backlog will decrease, and we will likely experience greater month-to-month variations in backlog levels. For our Services and Gearing segments, purchases are generally based on individual purchase orders. As of December 31, 2012, the dollar amount of our backlog believed to be firm under our supply agreements, purchase orders awarded and service contracts was approximately $123 million, of which $89 million is expected to be delivered during 2013.

SEASONALITY

        The majority of our business is not affected by seasonality. Within our Services segment, revenues can be negatively affected by weather related constraints, typically during portions of the first and fourth quarters of the year.

EMPLOYEES

        We had 753 employees at December 31, 2012, of which 597 were in manufacturing, service and field support related functions and 156 were in administrative functions. Approximately 23% of our employees are covered by two collective bargaining agreements with local unions in Cicero, Illinois and Neville Island, Pennsylvania. In October 2012, we reached preliminary agreement on a new collective bargaining agreement with our employees in Neville Island. The revised agreement is pending review and signature by a representative of the United Steelworkers of America. Collective bargaining agreements with our Neville Island and Cicero unions are expected to remain in effect through February 2014 and October 2017, respectively. We consider our union and employee relations to be satisfactory.

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

QUALITY CONTROL

        We have a long-standing focus on processes for ensuring the manufacture of high-quality products. To achieve high standards of production and operational quality, we implement strict and extensive quality control and inspection throughout our production processes. We maintain internal quality controls over all core manufacturing processes and carry out quality assurance inspections at the completion of each major manufacturing step to ensure the quality of our products. The manufacturing process at our Gearing operation, for example, involves transforming forged steel into precision gears through gear cutting, heat treating, testing and finishing. We inspect and test raw materials before they enter the assembly process, re-test the raw materials after rough machining, test the functioning of gear teeth and cores after thermal treatment and accuracy test final outputs for product specifications. We believe our investment in industry-leading heat treatment, high precision machining, specialized grinding technologies and cutting-edge welding has contributed to our high product reliability and the consistent performance of our products under varying operating conditions. Our Gearing segment is ISO 9001:2008 certified. Our tower manufacturing plants in Manitowoc, Wisconsin and Abilene, Texas are ISO 9001:2010 certified. In addition, our Services segment has received ISO 9001:2008 certification related to the remanufacture of gearboxes, main shafts and other drive system components.

CUSTOMERS

        We manufacture products for and provide services to a variety of customers in the wind energy, oil and gas, mining and other infrastructure industries. The majority of our wind industry customer base consists of wind turbine manufacturers, who supply wind farm operators and wind farm developers with completed wind turbines. In the other industrial sectors, we sell our products through our trained sales force or through manufacturers' representatives to a wide variety of customers. The wind turbine market is very concentrated. According to American Wind Energy Association 2012 industry data, the top five wind turbine manufacturers constituted approximately 90% of the U.S. market. As a result, our concentration with a limited number of customers accounted for the majority of our revenues. Sales to each of Gamesa, Siemens and General Electric represented an amount greater than 10% of our consolidated revenues for the year ended December 31, 2012, and sales to each of Gamesa and Goldwind represented an amount greater than 10% of our consolidated revenues for the year ended December 31, 2011. The loss of one of these customers could have a material adverse effect on our business. As discussed as a component of our business strategies, we are seeking to diversify our customer base.

WORKING CAPITAL

        Our primary customers are wind turbine manufacturers, wind farm developers and wind farm operators. The industry has historically entered into customized contracts with varying terms and conditions between suppliers and customers, depending on the specific objectives of each party. Our practices mirror this historical industry practice of negotiating agreements on a case-by-case basis. As a result, working capital needs, including levels of accounts receivable and inventory, can vary significantly from quarter to quarter based on the contractual terms associated with that quarter's sales, such as whether we are required to purchase and supply steel pursuant to such contractual terms.

        In analyzing our liquidity, we focus on operating working capital, which is comprised of accounts receivable and inventories, net of accounts payable and customer deposits. Our operating working capital at December 31, 2012 was $21,587, or 12% of trailing three months of sales annualized. This is an increase of $7,607 from December 31, 2011, when operating working capital was $13,980, or 6% of trailing three months of sales annualized. The increase reflects a shift in the payment practices in our Tower and Weldments segment, as advance payments have become less prevalent in the industry.

CORPORATE INFORMATION

        Our principal executive office is located at 3240 South Central Avenue, Cicero, IL 60804. Our phone number is (708) 780-4800 and our website address is www.bwen.com.

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

        Although some parts of the economy have resumed growth after the negative effects of the global recession, there remains risk that this limited recovery may not be sustained, that the recovery may not include the industries or markets in which we conduct our business, or that the economy may revert to further contraction and corresponding uncertainty and volatility. Any deterioration in economic conditions could have a material adverse effect on our business in a number of ways, including lower sales and extended renewal cycles if there is a reduction in demand for wind energy, and such deterioration could have a material adverse effect on our liquidity, results of operations and financial condition. In particular, risks we might face could include potential declines in revenues in our business segments due to reduced orders or other factors caused by economic challenges faced by our customers and prospective customers, and an inability to finance our operating needs on reasonable terms.

The U.S. wind industry is reliant on tax and other economic incentives and political and governmental policies. A significant change in these incentives and policies could negatively impact our results of operations and growth. More generally, our financial and operating performance is subject to certain factors which are out of our control, including the state of the wind energy market in North America.

        We supply products and services to wind turbine manufacturers and owners and operators of wind energy generation facilities. The U.S. wind industry is dependent in part upon federal tax incentives and state renewable portfolio standards and may not be economically viable in its current form absent such incentives. The federal government provides economic incentives to the owners of wind energy facilities, including a federal production tax credit, an investment tax credit and cash grant equal in value to the investment tax credit. The production tax credit was extended by the American Recovery and Reinvestment Act ("ARRA") in February 2009, and further extended by the American Taxpayer Relief Act in January 2013. It provides the owner of a qualifying wind energy facility under construction before the end of 2013 with a ten-year tax credit against the owner's federal income tax obligations based on the amount of electricity generated by the qualifying wind energy facility and sold to unrelated third parties. Alternatively, wind project owners (i) may elect to receive an investment tax credit equal to 30% of the qualifying basis of facilities under construction before the end of 2013 or (ii) for facilities placed in service in 2009 through 2011 (or, if construction began before the end of 2011, placed in service before the end of 2012), could have applied to receive a cash grant from the Department of Treasury, equal in value to the investment tax credit.

        These programs provide material incentives to develop wind energy generation facilities and thereby impact the demand for our manufactured products and services. The increased demand for our products and services that generally results from the credits and incentives was impacted by the impending expiration of these programs at the end of 2012. Because of the long lead times necessary to develop wind energy projects, the delay by Congress in extending or renewing these incentives beyond their impending expiration dates in 2012 has already negatively impacted potential wind energy installations planned for 2013. The failure to further renew or extend these incentives would likely further inhibit the development of wind energy generation facilities and the demand for wind turbines, towers, gearing and related components. It is possible that these federal incentives will not be extended beyond their current expiration dates. The delay or failure to extend or renew these or similar incentives in the future could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

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

  •
  domestic and global political and economic conditions affecting the oil, gas and mining industries;

  •
  changes in oil, gas and mining technology;

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

        We are aware of an investigation commenced by the United States Attorney's Office, Northern District of Illinois ("USAO"), for potential violation of federal environmental laws. On February 15, 2011, pursuant to a search warrant, officials from the United States Environmental Protection Agency ("USEPA") entered and conducted a search of one of our facilities in Cicero, Illinois (the "Cicero Facility"), in connection with the alleged improper disposal of industrial wastewater to the sewer. On or about February 15, 2011, in connection with the same matter, we received a grand jury subpoena requesting testimony and the production of certain documents relating to the Cicero Facility's past compliance with certain environmental laws and regulations relating to the generation, discharge and disposal of wastewater from certain of our processes between 2004 and the present. On or about February 23, 2011, we received another grand jury subpoena relating to the same investigation, requesting testimony and the production of certain other documents relating to certain of the Cicero Facility's employees, environmental and manufacturing processes, and disposal practices. On April 5, 2012, we received a letter from the USAO requesting the production of certain financial records from 2008 to the present. We have completed our response to the subpoenas and to the USAO's request. We have also voluntarily instituted corrective measures at the Cicero Facility, including changes to our wastewater disposal practices and a comprehensive environmental oversight policy. On April 12, 2012, we received a letter from the USAO advising us that Brad Foote is a target of the criminal investigation of the Cicero Facility, and requesting that Brad Foote agree to a tolling of the applicable statute of limitations for any criminal charges relating to the investigation. Subsequently, Brad Foote has agreed to the tolling of the applicable statute of limitations for any criminal charges relating to the investigation through April 18, 2013. There can be no assurances that the conclusion of the investigation will not result in a determination that we have violated applicable environmental, health and safety laws and regulations. Any violations found, or any criminal or civil fines, penalties and/or other sanctions imposed could be substantial and materially and adversely affect us. The assertion of further claims relating to regulatory compliance, on or off-site contamination, natural resource damage, the discovery of previously unknown environmental liabilities, the imposition of criminal or civil fines or penalties, or the obligation to undertake investigation, remediation or monitoring activities could result in potentially significant costs and expenditures to address contamination or resolve claims or liabilities. Such costs and expenditures could have a material adverse effect on our business, financial condition, or results of operations. Changes in existing environmental, health and safety laws and regulations, or their application, could cause us to incur additional or unexpected costs to achieve or maintain compliance.

We are substantially dependent on a few significant customers.

        Historically, the majority of our revenues are highly concentrated with a limited number of customers. In 2012, although our concentration declined, three customers—Gamesa, Siemens and General Electric—each accounted for more than 10% of our consolidated revenues and our five largest customers accounted for 67% of our consolidated revenues. Our customers periodically have expressed their intent to scale back, delay or restructure existing customer agreements, which has led to reduced revenues from these customers and which may occur again in the future. As a result, our operating profits and gross margins have historically been negatively affected by a decline in production levels, which has created production volume inefficiencies in our operations and cost structures.

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

  •
  if we are unable to deliver products to our customers in accordance with an agreed upon schedule we may become subject to liquidated damages provisions in our supply agreements for the period of time we are unable to deliver finished products. Although the liquidated damages provisions are generally capped at certain levels, they can become significant and may have a negative impact on our liquidity and financial results;

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

        We rely on banks and capital markets as a source of liquidity for capital requirements not satisfied by cash flows from operations or asset sales. We have experienced operating losses for each of the years during which we have operated and we anticipate that we will incur additional outlays in the near term in connection with our contemplated restructuring efforts. We expect to fund our facility restructuring efforts in part by using proceeds from the sale of surplus assets. We may be unable to complete these sales on a timely basis, and our committed sources of liquidity may be inadequate to satisfy our operational and restructuring needs. There can be no assurances that our restructuring efforts will be successful in improving our profitability. If we are not able to access capital at competitive rates, the ability to implement our business plans may be adversely affected. In the absence of access to capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations at times when the prices for such assets are depressed. In such event, we may not be able to consummate those dispositions. Furthermore, the proceeds of any such dispositions may not be adequate to meet our debt service obligations when due.

        Additionally, our ability to make scheduled payments on our existing or future debt obligations and fund operations will depend on our future financial and operating performance. There can be no assurances that our operations will generate sufficient cash flows to enable us to pay our remaining indebtedness or to fund our other liquidity needs. If we cannot make scheduled payments on our debt, we will be in default and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable which could force us to liquidate certain assets or alter our business operations or debt obligations. Moreover, if we are unable to obtain additional capital or if our current sources of financing are reduced or unavailable, we will likely be required to delay, reduce the scope of, or eliminate our plans for restructuring and expansion and this could affect our overall operations. In addition, raising capital in the equity capital markets could result in limitations on our ability to use our NOL carryforwards.

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

        We may also grow our existing business through increased production levels at existing facilities. Such growth will require coordinated efforts across the Company and continued enhancements to our current operating infrastructure, including management and operations personnel, systems, equipment and property. Moreover, if our efforts do not adequately predict the demand of our customers and our potential customers, our future earnings may be adversely affected.

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

        We may not be able to utilize all of our net operating losses ("NOL's"). To the extent available, we will use any NOL carryforwards to reduce the U.S. corporate income tax liability associated with our operations. However, if we do not achieve profitability prior to their expiration, we will not be able to fully utilize our NOL's to offset income. For financial statement presentation, all benefits associated with the NOL carryforwards have been reserved. Section 382 of the Internal Revenue Code of 1986, as amended (the "IRC"), generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. Our ability to utilize NOL carryforwards and built-in losses may be limited, under this section or otherwise, by our issuance of common stock or by other changes in stock ownership. Upon completion of our analysis of IRC Section 382, we have determined that aggregate changes in our stock ownership have triggered an annual limitation of NOL carryforwards and built-in losses available for utilization. Although this event limits the amount of pre-ownership change date NOL's and built-in losses we can utilize annually, it would not preclude us from fully utilizing our current carryforwards prior to their expiration. To the extent our use of NOL carryforwards and associated built-in losses is significantly limited in the future due to additional changes in stock ownership, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use NOL carryforwards and built-in losses without annual limitation, which could result in lower profits and the loss of benefits from these attributes. To address these concerns, in February 2013 our Board of Directors approved the adoption of a Section 382 rights plan designed to preserve our NOL carryforwards and other tax benefits, subject to ratification by our stockholders at our 2013 Annual Meeting of Stockholders. There can be no assurances that our stockholders will approve the Section 382 rights plan or that, if they do, it will be effective in protecting our NOL carryforwards.

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

        We are dependent upon the supply of certain raw materials used in our production process, and these raw materials are exposed to price fluctuations on the open market. Raw material costs for items such as steel, our primary raw material, have fluctuated significantly and may continue to fluctuate. To reduce price risk caused by market fluctuations, we have generally matched raw material purchases to our sales contracts or incorporated price adjustment clauses in our contracts. However, limitations on availability of raw materials or increases in the cost of raw materials (including steel), energy, transportation and other necessary services may impact our operating results if our manufacturing businesses are not able to fully pass on the costs associated with such increases to their respective customers. Alternatively, we will not realize material improvements from declines in steel prices as the terms of many of our contracts require that we pass through these cost savings to our customers. In addition, we may encounter supplier constraints, be unable to maintain favorable supplier arrangements and relations or be affected by disruptions in the supply chain caused by such events as natural disasters, power outages and labor strikes. In the event of significant increases or decreases in the price of raw materials, particularly steel, our margins and profitability could be negatively impacted.

If our projections regarding the future market demand for our products and services are inaccurate, our operating results and our overall business may be adversely affected.

        We have previously made significant capital investments in anticipation of rapid growth in the U.S. wind energy market. However, the growth in the U.S. wind energy market has not kept pace with the expectations we had when some of these capital investments were made, and there can be no assurance that the U.S. wind energy market will grow and develop in a manner consistent with our past expectations, or that we will be able to fill our idle capacity through the further diversification of our operations. Our internal manufacturing and service capabilities have required significant up-front fixed costs. If market demand for our products and services does not increase at the pace we have anticipated and align with our manufacturing capacity, we may be unable to offset these costs and to achieve economies of scale, and our operating results may continue to be adversely affected as a result of high fixed costs, reduced margins and underutilization of capacity. In light of these considerations, we may be forced to temporarily idle existing capacity or sell to third parties manufacturing capacity that we cannot utilize in the near term, in addition to the steps that we have already taken to adjust our capacity more closely to demand. Alternatively, if we experience rapid demand for our products and services in excess of our estimates, or we have reduced our manufacturing capacity, our installed capital equipment and existing workforce may be insufficient to support higher production volumes, which could harm our customer relationships and overall reputation. In addition, we may not be able to expand our workforce and operations in a timely manner, procure adequate resources, or locate suitable third-party suppliers, to respond effectively to changes in demand for our existing products and services or to the demand for new products and services requested by our customers, and our business could be adversely affected. Our ability to meet such excess customer demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.

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

        We are dependent on the services of unionized labor and have collective bargaining agreements with certain of our operations workforce at our Cicero, Illinois and Neville Island, Pennsylvania gearing facilities. The loss of the services of these and other personnel, whether through terminations, attrition, labor strike, or otherwise, or a material change in our collective bargaining agreements, could have a material adverse impact on us and our future profitability. Collective bargaining agreements have been ratified by collective bargaining units in place at our Cicero and Neville Island facilities and are expected to expire in February 2014 and October 2017, respectively. As of December 31, 2012, our collective bargaining units represented approximately 23% of our workforce.

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

        Tontine Capital Management, L.L.C., Tontine Capital Overseas GP, L.L.C., Tontine Management, L.L.C., Tontine Overseas Associates, L.L.C., Tontine Capital Overseas Master Fund II, L.P., Tontine Assets Associates, L.L.C., Tontine Power Partners, L.P. and Tontine Associates, L.L.C. (collectively with their respective affiliates, "Tontine") own approximately 11% of our outstanding common stock. Although Tontine currently does not have any representatives on our Board of Directors, Tontine has, and for so long as they hold at least 10% of our then issued and outstanding common stock will continue to have, the right to designate two individuals on our Board of Directors pursuant to a Securities Purchase Agreement entered into with Broadwind in August 2007. As a result, Tontine may have the ability to significantly influence our policies, business and affairs, and the outcome of any corporate transaction or other matter, including mergers, consolidations and the sale of all, or substantially all, of our assets. Tontine's significant ownership level may have the effect of delaying, deterring or preventing a change in control that otherwise could result in a premium in the price of our common stock. In addition, the actions of Tontine may have the effect of influencing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

        In addition, Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P. (collectively with their respective affiliates, "SSF"), own approximately 21% of our outstanding common stock. As a result of such ownership, SSF may be able to influence certain matters which are subject to stockholder action.

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

        From time to time, we are subject to litigation and other legal and regulatory proceedings relating to our business. We are currently defendants in certain litigation matters and the subject of certain investigations by governmental agencies as further described under the heading "Legal Proceedings" in this report. No assurances can be given that the results of these or new matters will be favorable to us. An adverse resolution of lawsuits, investigations or arbitrations could have a material adverse effect on our financial condition and results of operations. Defending ourselves in these matters may be time-consuming, expensive and disruptive to normal business operations and may result in significant expense and a diversion of management's time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Additionally, any amount that we may be required to pay to satisfy a judgment or settlement may not be covered by insurance. Under our charter and the indemnification agreements that we have entered into with our officers, directors and certain third parties, we are required to indemnify and advance expenses to them in connection with their participation in certain proceedings. There can be no assurance that any of these payments will not be material.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters is located in Cicero, Illinois, which is a suburb located west of Chicago, Illinois. In addition, our subsidiaries own or lease operating facilities, which are presented by operating segment as follows:

Operating Segment and Facility Type	Location	Owned / Leased	Approximate Square Footage
Towers and Weldments
Tower Manufacturing	Manitowoc, WI	Leased	200,000
Tower Manufacturing	Abilene, TX	Owned	146,000
Tower Manufacturing	Brandon, SD(1)	Owned	146,000
Specialty Structures	Manitowoc, WI	Leased	45,000
Specialty Structures	Clintonville, WI	Owned	63,000
Gearing and Corporate
Gearing System Manufacturing—Finishing	Cicero, IL	Owned	149,000
Gearing System Manufacturing—Machining and Corporate Administration	Cicero, IL	Leased	301,000
Gearing System Manufacturing—Heat Treatment	Neville Island, PA	Owned	70,000
Services
Service and Maintenance	Gary, SD	Leased	5,000
Service and Maintenance	Abilene, TX(2)	Leased	297,000
Service and Maintenance	Howard, SD	Owned	25,000

(1)
Construction of the Brandon Facility was completed in the first quarter of 2010. During 2010 we determined that it would be difficult or impossible to operate this facility in a profitable or cost-effective manner, and we recorded a corresponding impairment charge of $13.3 million. In addition, during the third quarter of 2011, we determined that the Brandon Facility should be sold, and as a result reclassified the land, building and fixtures valued at $8,000 from Property and Equipment to Assets Held for Sale.

(2)
During 2012 we renegotiated the lease for the Abilene, Texas location of our Services segment. Per the terms of the new lease agreement, we will reduce the area of our leased premises from approximately 297,000 square feet to approximately 80,000 square feet in the second quarter of 2013.

        We consider our facilities to be in good condition and adequate for our present and future needs.

ITEM 3.    LEGAL PROCEEDINGS

Shareholder Lawsuits

        On February 11, 2011, a putative class action was filed in the United States District Court for the Northern District of Illinois, Eastern Division (the "Court"), against the Company and certain of its current or former officers and directors. The lawsuit was purportedly brought on behalf of purchasers of the Company's common stock between March 17, 2009 and August 9, 2010. A lead plaintiff was appointed and an amended complaint was filed on September 13, 2011. The amended complaint named as additional defendants certain of the Company's current and former directors, certain Tontine entities, and Jeffrey Gendell, a principal of Tontine. The complaint sought to allege that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and/or Section 20(a) of the Exchange Act by issuing or causing to be issued a series of allegedly false and/or misleading statements concerning the Company's financial results, operations, and prospects, including with respect to the January 2010 secondary public offering of the Company's common stock. The plaintiffs alleged that the Company's statements were false and misleading because, among other things, the Company's reported financial results during the class period allegedly violated generally accepted accounting principles because they failed to reflect the impairment of goodwill and other intangible assets, and the Company allegedly failed to disclose known trends and other information regarding certain customer relationships at Brad Foote. In support of their claims, the plaintiffs relied in part upon six alleged confidential informants, all of whom are alleged to be former employees of the Company. On November 18, 2011, the Company filed a motion to dismiss. On April 19, 2012, the Court granted in part and denied in part the Company's motion. The Court dismissed all claims with prejudice against each of the named current and former officers except for J. Cameron Drecoll and held that the plaintiffs had failed to state a claim for any alleged misstatements made after March 19, 2010. In addition, the Court dismissed all claims with prejudice against the named Tontine entities and Mr. Gendell. The Court denied the motion with respect to certain of the claims asserted against the Company and Mr. Drecoll. The Company filed its answer and affirmative defenses on May 21, 2012. On June 22, 2012, the plaintiffs filed a motion for class certification which is not fully briefed. The parties have reached agreement in principle on a settlement of the matter in the amount of $3,915, which is payable by the Company's insurance carrier. The parties are currently engaged in negotiating the settlement documents.

        Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the Court against certain of the Company's current and former officers and directors, and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the January 2010 secondary public offering of the Company's common stock. One of the lawsuits also alleges that certain directors violated Section 14(a) of the Exchange Act in connection with the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders. Two of the matters pending in the federal court were subsequently consolidated, and on May 15, 2012, the Court granted the defendants' motion to dismiss the consolidated cases and also entered an order dismissing the third case. The Company received a request from the Tontine defendants for indemnification in the derivative suits and the class action lawsuit pursuant to various agreements related to shares owned by Tontine. The Company maintains directors and officers liability insurance; however, the costs of indemnification for Mr. Gendell and/or Tontine would not be covered by any Company insurance policy. Because of the preliminary nature of these lawsuits, the Company is not able to estimate a loss or range of loss, if any, that may be incurred in connection with this matter at this time.

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

Environmental

        The Company is aware of an investigation commenced by the USAO for potential violation of federal environmental laws. On February 15, 2011, pursuant to a search warrant, officials from the USEPA entered and conducted a search of the Cicero Facility, in connection with the alleged improper disposal of industrial wastewater to the sewer. Also on or about February 15, 2011, in connection with the same matter, the Company received a grand jury subpoena requesting testimony and the production of certain documents relating to the Cicero Facility's past compliance with certain environmental laws and regulations relating to the generation, discharge and disposal of wastewater from certain of its processes between 2004 and the present. On or about February 23, 2011, the Company received another grand jury subpoena relating to the same investigation, requesting testimony and the production of certain other documents relating to certain of the Cicero Facility's employees, environmental and manufacturing processes, and disposal practices. On April 5, 2012, we received a letter from the USAO requesting the production of certain financial records from 2008 to the present. The Company has completed its response to the subpoenas and to the USAO's request. The Company has also voluntarily instituted corrective measures at the Cicero Facility, including changes to its wastewater disposal practices. On April 12, 2012, the Company received a letter from the USAO advising it that Brad Foote is a target of the criminal investigation of the Cicero Facility, and requesting that Brad Foote agree to a tolling of the applicable statute of limitations for any criminal charges relating to the investigation. Subsequently, Brad Foote has agreed to the tolling of the applicable statute of limitations for any criminal charges relating to the investigation through April 18, 2013. There can be no assurances that the conclusion of the investigation will not result in a determination that the Company has violated applicable environmental, health and safety laws and regulations. Any violations found, or any criminal or civil fines, penalties and/or other sanctions imposed could be substantial and materially and adversely affect the Company. The Company had recorded a liability of $675 at December 31, 2010, which represented the low end of its estimate of remediation-related costs and expenses; as of December 31, 2012, those initial costs have been incurred, and additional costs have been expensed as incurred. No additional remediation related expenses are anticipated or have been accrued; however, the outcome of the investigation, the liability in connection therewith, and the impact on the Company's operations cannot be predicted at this time. No estimate regarding the loss or range of loss, if any, that may be incurred in connection with this matter is possible at this time.

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

ITEM 4.    MINE SAFETY DISCLOSURES

  Not Applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The following table sets forth the high and low bid prices of our common stock traded on the NASDAQ Capital Market.

	Common Stock
	High	Low
2012
First quarter	$8.60	$4.50
Second quarter	4.80	2.50
Third quarter	3.70	1.70
Fourth quarter	3.20	2.00

	High	Low
2011
First quarter	$25.20	$12.10
Second quarter	19.40	12.60
Third quarter	15.30	2.90
Fourth quarter	9.20	2.60

        The closing price for our common stock as of February 20, 2013 was $3.20. As of February 20, 2013, there were 66 holders of record of our common stock.

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

        The following graph compares cumulative shareholder returns for our common stock as compared with the S&P 500 and the Clean Edge Global Wind Energy Index for the period from April 9, 2009 (the date our common stock began trading on the NASDAQ) to December 31, 2012. The graph assumes an investment of $100 as of April 9, 2009 and that dividends were reinvested.

Repurchases

        We did not engage in any repurchases of our common stock during the fourth quarter or for the year ended December 31, 2012.

Unregistered Sales of Equity Securities

        There were no unregistered sales of equity securities during the fourth quarter or for the year ended December 31, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

        See Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K for information as of December 31, 2012 with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our selected statement of continuing operations data set forth below for each of the years ended December 31, 2012, 2011, 2010, 2009, and 2008, and the balance sheet data as of December 31, 2012, 2011, 2010, 2009, and 2008, are derived from our consolidated financial statements.

(In thousands, except per share data)

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Selected Statement of Operations Data
Revenues	$210,707	$185,854	$136,896	$184,798	$207,349
Gross profit	6,836	7,187	1,946	11,904	31,696
Gross profit percentage	3.2%	3.9%	1.4%	6.4%	15.3%
Impairment charges	$—	$—	$40,777	$82,211	$2,409
Intangible amortization	1,759	859	2,992	9,524	10,645
Operating loss	(17,297)	(20,429)	(69,227)	(112,253)	(21,874)
Loss from continuing operations	(17,907)	(20,742)	(69,753)	(107,026)	(25,278)
Net loss per share—basic and diluted:
Loss from continuing operations	(1.27)	(1.79)	(6.56)	(11.08)	(2.81)
Cash dividends per common share	—	—	—	—	—

	As of December 31,
	2012	2011	2010	2009	2008
Selected Balance Sheet Data
Assets:
Property and equipment, net	$79,889	$87,766	$106,317	$129,619	$136,133
Total assets	142,910	172,891	183,506	231,488	380,609
Liabilities:
Total long-term debt, net of current maturities	2,956	4,797	9,671	13,396	24,397
Total stockholders' equity	103,308	117,859	126,196	155,595	262,156

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Selected Other Data—Non GAAP Financial Measures
Adjusted EBITDA(1)	$5,511	$(2,129)	$(9,210)	$2,004	$2,420
Adjusted EBITDA margin percentage(2)	2.6%	-1.1%	-6.7%	1.1%	1.2%

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

(2)
Adjusted EBITDA margin percentage is equal to Adjusted EBITDA divided by total revenue.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Loss from continuing operations	$(17,907)	$(20,742)	$(69,753)	$(107,026)	$(25,278)
Provision (benefit) for income taxes	26	68	(160)	(947)	1,096
Interest expense, net	1,711	1,117	1,172	2,174	2,104
Impairment charges	—	—	40,777	82,211	2,409
Depreciation and amortization	15,678	14,534	16,463	22,696	20,090
Restructuring	2,498	869	—	—	—
Share-based compensation and other stock payments	3,505	2,025	2,291	2,896	1,999

Adjusted EBITDA	$5,511	$(2,129)	$(9,210)	$2,004	$2,420

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        As used in this Annual Report on Form 10-K, the terms "we," "us," "our," "Broadwind," "Broadwind Energy" and the "Company" refer to Broadwind Energy, Inc. and its wholly-owned subsidiaries.

(Dollars are presented in thousands unless otherwise stated)

Business Overview

        Broadwind provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the U.S. Our most significant presence is within the U.S. wind industry, although we have increasingly diversified into other industrial markets in order to improve our capacity utilization and reduce our exposure to uncertainty related to governmental policies currently supporting the U.S. wind industry. Our product and service portfolio provides our wind energy customers, including wind turbine manufacturers, wind farm developers and wind farm operators, with access to a broad array of component and service offerings. Outside of the wind market, we provide precision gearing and specialty weldments to a broad range of industrial customers for oil and gas, mining and other industrial applications.

        The market for new U.S. wind energy installations is affected by the following factors: (i) economic growth and the associated demand for new electricity generation, (ii) the cost of competing energy sources, primarily natural gas, (iii) federal and state-level wind development incentives, (iv) available transmission infrastructure and the proliferation of smart grid technology, and (v) improvements in wind energy cost competitiveness resulting from the maturation of technologies and services within the wind industry, including increased turbine efficiencies and improved focus on equipment maintenance and reliability.

        We continue to execute a diversification strategy for our operations, focusing on increasing sales to industrial customers. We have actively shifted into servicing the installed fleet of wind turbines and expanded our sales to gearing and specialty weldments for industrial customers, and consequently, our sales associated with new wind turbine manufacturing and installations as a share of our total revenue has declined. Of our total company backlog at the end of 2012, 23% represents industrial customer demand, which is up from 16% in 2011. The following table shows our revenue share for each of these channels for the past two years:

	Annual Revenue
	2012	2011
New Wind Installations	62%	73%
Wind Installed Base Support	13%	7%
Industrial Gearing & Weldments	25%	20%

Total	100%	100%

        Wind energy demand was strong in most of 2012, but weakened in the last quarter of the year as the market reacted to the scheduled expiration of the federal production tax credit ("PTC") supporting the U.S. wind industry. Due to the scheduled expiration of the PTC and a trade case affecting imports of wind towers from certain Asian countries, a number of competitors, both foreign and domestic, have exited the market or repurposed some of their wind tower production assets. This has improved the near-term balance between supply and demand in the U.S. wind tower industry. New supporting legislation was approved in early 2013 that extended the PTC for new wind projects started in calendar 2013, but there is uncertainty surrounding the timing of receiving potential new component orders as developers re-start their investment process. Although we have significantly expanded our weldments revenues, our Towers and Weldments segment is largely linked to new wind installations. In late 2012 and early 2013 we announced that we had won follow-on towers orders from two large turbine manufacturers totaling $78 million. In our Gearing segment, we successfully shifted into industrial products for oil and gas, mining and rail customers; however, sales to support the natural gas industry softened in 2012, and we experienced reduced orders and revenues from large customers in our Gearing segment. In our Services segment, we expanded sales of loose gearing and rebuilt gearboxes and sales to our largest customers including services and value-added products which increase turbine efficiency.

        During 2011, we conducted a review of our business strategies and product plans given the outlook for the economy at large, the forecast for the industries we serve and our own business environment. As a result, we have been executing a restructuring plan to rationalize our facility capacity and our management structure, and to consolidate and increase the efficiencies of our operations.

        In 2011, we concluded that our manufacturing footprint and fixed cost base are too large and expensive for our medium-term needs. We are executing a plan to reduce our facility footprint by approximately 40% through the sale and/or closure of facilities comprising a total of approximately 600,000 square feet through the end of 2014. To date, we have reached agreement to close or reduce our leased presence at five facilities and achieve an eventual reduction of approximately 250,000 square feet. The most significant planned reductions relate to of one of our Cicero, Illinois gearing facilities and our non-operational Brandon, South Dakota tower manufacturing facility (the "Brandon Facility"). We believe the remaining locations will be sufficient to support our Towers and Weldments, Gearing, Services and general corporate and administrative activities while allowing for growth for the next several years. These factors have required management to reassess its estimates of the fair value of some of our assets. We entered into an agreement to sell the Brandon Facility on February 25, 2013. For more information, refer to Note 23 "Subsequent Events" in Part IV, Item 15 in the notes to our consolidated financial statements.

        We expect to incur restructuring costs associated with the restructuring plan totaling an estimated $14,900, of which $6,000 has been incurred through the end of 2012. Costs are expected to include approximately $6,000 in capital expenditures and $8,900 in expenses, of which approximately $3,700 is anticipated to be non-cash expenses and $5,200 is anticipated to be cash expenses. Net proceeds from associated asset sales, projected to be approximately $7,200, will be used to fund cash costs. We anticipate annual savings going forward of approximately $6,000 related to the restructuring.

        During 2012, we established a three-year $20,000 revolving credit agreement with AloStar Bank of Commerce ("AloStar"). In connection with this agreement, AloStar advanced funds against our borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Proceeds from the transaction were used to repay certain outstanding indebtedness, including repayment of the outstanding debt associated with the Wells Fargo AP Agreements described below. Under this new recapitalized borrowing structure, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance. As a result of this structure, we anticipate that cash balances will remain at a minimum at all times when there are amounts outstanding under the credit line.

        As of December 31, 2012, total cash assets equaled $846. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and debt and lease commitments through at least the next 12 months primarily with current cash on hand, amounts available under our credit line, and cash generated by operations.

        Our ability to meet financial debt covenants on our debt and other financial obligations will depend on our future financial and operating performance. If we cannot make scheduled payments on our debt, or comply with applicable covenants, we will be in default and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable. As of December 31, 2012, we were in compliance with all of our debt covenants except for a fixed charge coverage ratio covenant under our credit agreement with AloStar (the "FCCR Covenant"). On February 13, 2013, AloStar agreed to waive our non-compliance with the FCCR Covenant as of December 31, 2012, and further agreed that we will not be required to be in compliance with the FCCR Covenant as of March 31, 2013, unless we have completed the disposition of the Brandon Facility prior to such date. Compliance with the FCCR Covenant is determined as of the end of each fiscal quarter; absent a further waiver from AloStar, we must be in compliance with the FCCR Covenant as of June 30, 2013 and as of the end of each fiscal quarter thereafter.

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2012 compared to the year ended December 31, 2011.

	For the Year Ended December 31,				2012 vs. 2011
	2012	% of Total	2011	% of Total	$ Change	% Change
Revenues	$210,707	100.0%	$185,854	100.0%	$24,853	13.4%
Cost of sales	202,257	96.0%	178,536	96.0%	23,721	13.3%
Restructuring costs	1,614	0.8%	131	0.1%	1,483	1132.1%

Gross profit	6,836	3.2%	7,187	3.9%	(351)	(4.9)%
Operating expenses
Selling, general and administrative expenses	21,634	10.3%	26,316	14.2%	(4,682)	(17.8)%
Intangible amortization	1,759	0.8%	859	0.5%	900	104.8%
Restructuring costs	740	0.4%	441	0.2%	299	67.8%

Total operating expenses	24,133	11.5%	27,616	14.9%	(3,483)	(12.6)%

Operating loss	(17,297)	(8.3)%	(20,429)	(11.0)%	3,132	15.3%
Other (expense) income
Interest expense, net	(1,711)	(0.8)%	(1,117)	(0.6)%	(594)	(53.2)%
Other, net	1,271	0.6%	1,169	0.6%	102	8.7%
Restructuring costs	(144)	0.0%	(297)	(0.2)%	153	51.5%

Total other (expense) income, net	(584)	(0.2)%	(245)	(0.2)%	(339)	(138.4)%

Net loss from continuing operations before provision for income taxes	(17,881)	(8.5)%	(20,674)	(11.2)%	2,793	13.5%
Provision for income taxes	26	0.0%	68	0.0%	(42)	(61.8)%

Loss from continuing operations	(17,907)	(8.5)%	(20,742)	(11.2)%	2,835	13.7%
Loss from discontinued operations, net of tax	—	0.0%	(1,206)	(0.6)%	1,206	100.0%

Net loss	$(17,907)	(8.5)%	$(21,948)	(11.8)%	$4,041	18.4%

Consolidated

        Total revenues increased $24,853 or 13%, from $185,854 during the year ended December 31, 2011, to $210,707 during the year ended December 31, 2012. The increase in revenues was primarily attributable to a 16%, or $18,295, increase in our Towers and Weldments segment revenue due to growth in weldments revenue and higher steel content in the towers sold. Our Gearing segment total revenues increased by 3% as increases in industrial gearing revenue more than offset the declines in wind gearing revenue, consistent with our focus on diversifying our business. Revenues in our Services segment increased by 36% due to increased services to our two largest customers, as well as sales of gearboxes and loose gearing in connection with our Abilene, Texas drivetrain service center facility (the "Abilene Service Facility") which opened in February, 2011.

        Total gross profit decreased $351 or 5%, from $7,187 for the year ended December 31, 2011 to $6,836 for the year ended December 31, 2012. The decrease in gross profit was primarily attributable to increased restructuring charges, a decline in Towers and Weldments gross profit due to a lower margin mix of tower sales, the decrease in wind tower sections manufactured and operating inefficiencies related to new tower and weldments design production start-up, partially offset by margin improvements at Gearing and Services during the year ended December 31, 2012 as compared to the prior year. The gross margin percentage declined from 3.9% in 2011 to 3.2% in 2012. Gross profit excluding restructuring charges increased by $1,132, and the resulting gross margin percentage would have been 4.0% in the absence of those restructuring charges.

        Selling, general and administrative ("SG&A") expenses decreased from $26,316 during the year ended December 31, 2011, to $21,634 during the year ended December 31, 2012. The decrease was primarily attributable to reductions in employee compensation expense of $1,449, legal expenses of $1,406, professional fees of $378, and bad debt expense of $862 as part of general cost containment efforts. SG&A expenses as a percentage of sales decreased from 14% in the year ended December 31, 2011 to 10% in the year ended December 31, 2012.

        Intangible amortization expense increased from $859 during the year ended December 31, 2011, to $1,759 during the year ended December 31, 2012. The increase was attributable to the acceleration of amortization of an intangible asset related to one customer contract.

        We recorded restructuring costs of $441 in SG&A expenses in 2011, primarily due to the closure of our European sales office, and $740 in 2012 due primarily to the consolidation of our Gearing operations. Total other expense, net, was $245 during the year ended December 31, 2011, compared to other expense, net, of $584 during the year ended December 31, 2012. The increased expense was a result of increased financing expenses, partially offset by lower restructuring costs associated with sales of assets.

        During the year ended December 31, 2011, we reported a provision for income taxes of $68, compared to a provision for income taxes of $26 during the year ended December 31, 2012.

        Net loss decreased from $21,948 during the year ended December 31, 2011, to $17,907 during the year ended December 31, 2012, primarily as a result of the factors as described above.

Towers and Weldments Segment

        The following table summarizes the Towers and Weldments segment operating results for the years ended December 31, 2012 and 2011:

	Twelve Months Ended December 31,
	2012	2011
Revenues	$135,221	$116,926
Operating income (loss)	2,766	5,187
Operating margin	2.0%	4.4%

        Towers and Weldments segment revenues increased by $18,295, from $116,926 during the year ended December 31, 2011, to $135,221 during the year ended December 31, 2012. Towers and Weldments revenues increased due to a $7,094 increase in weldment revenues, and an $11,201 increase in tower revenues. The $11,201 increase in tower revenue represents sales of higher steel content towers, partially offset by a reduction in tower volume shipped in the current year. In the current year, significant steel costs were included in the vast majority of our towers sales, while in the prior year; fabrication-only tower sections represented 26% of our volume. We estimate that the impact of the reduced share of fabrication-only tower sections accounted for approximately $19,800 of the increase in tower revenues from the prior year. Towers MW sold decreased 1%, with a 12% decrease in the volume of wind tower sections sold compared to 2011. We sold 1,207 tower sections during the year ended December 31, 2012, versus 1,369 sections sold during the year ended December 31, 2011.

        Towers and Weldments segment operating income declined by $2,421 from $5,187 during the year ended December 31, 2011, to $2,766 during the year ended December 31, 2012. The decrease in operating income was primarily attributable to a lower margin mix of tower sales, the decrease in wind tower sections manufactured, and operating inefficiencies related to new tower and weldments design production start-up in the current year period. Our operating margin was 2.0% for year ended December 31, 2012, versus 4.4% for year ended December 31, 2011.

Gearing Segment

        The following table summarizes the Gearing segment operating results for the years ended December 31, 2012 and 2011:

	Twelve Months Ended December 31,
	2012	2011
Revenues	$55,660	$54,296
Operating loss	(7,626)	(10,733)
Operating margin	(13.7)%	(19.8)%

        Gearing segment revenues increased $1,364, from $54,296 during the year ended December 31, 2011, to $55,660 during the year ended December 31, 2012. The increase in industrial gearing revenue of 25% more than offset the decline in total wind revenue of 37%, consistent with our strategic diversification focus. The challenges in the wind industry depressed the manufacture of wind turbine gearing, which had typically accounted for the majority of our gearing revenues in the recent past. As demand for wind gearing decreased, we increased our sales force and shifted our focus to the manufacture of custom-engineered gearing systems and gearboxes for oil and gas, mining and other industrial customers. Gearing sales to oil and gas, mining and other industrial customers in 2012 represented 74% of our total revenues, and orders from these customers represented 82% of our backlog as of December 31, 2012.

        Gearing segment operating loss improved by $3,107, from $10,733 during the year ended December 31, 2011, to $7,626 during the year ended December 31, 2012. The operating margin improvement is due to both improved gross margin due to improved mix despite increased restructuring cost of goods sold of $1,257, and by lower SG&A expenses. The SG&A expenses reduction was primarily due to reduced legal and professional fees of $1,231, lower bad debt expense of $774 and lower employee compensation of $482. The SG&A expense reduction was partially offset by increased intangible amortization of $900 related to our decision to shorten the useful life associated with a portion our customer relationship asset, increased restructuring expense of $486, and increased selling costs of $271. Gearing operating margin was (19.8)% during the year ended December 31, 2011 compared to (13.7)% during the year ended December 31, 2012, due to these factors.

Services Segment

        The following table summarizes the Services segment operating results for the years ended December 31, 2012 and 2011:

	Twelve Months Ended December 31,
	2012	2011
Revenues	$22,106	$16,291
Operating loss	(4,185)	(5,247)
Operating margin	(18.9)%	(32.2)%

        Services segment revenues increased $5,815, from $16,291 during the year ended December 31, 2011, to $22,106 during the year ended December 31, 2012. Revenues within our Services segment increased by 36% due to increased services provided to our two largest customers, as well growth in sales of gearboxes and loose gearing in connection with the Abilene Service Facility which opened in February 2011.

        Services segment operating loss improved $1,062, from $5,247 during the year ended December 31, 2011, to $4,185 during the year ended December 31, 2012. Services segment operating loss improvement was primarily due to increased contribution margins, partially offset by higher operating expenses including a one-time legal settlement expense of $283 and increased employee compensation expenses of $292. Services operating margin was (32.2)% during the year ended December 31, 2011 compared to (18.9)% during the year ended December 31, 2012, due to these factors.

Corporate and Other

        Corporate and Other operating loss decreased $1,384 from $9,636 during the year ended December 31, 2011, to $8,252 during the year ended December 31, 2012. The decrease was primarily due to legal fee decreases of $866 and the absence of a $406 prior year restructuring charge primarily related to the European office closure.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2011 compared to the year ended December 31, 2010.

	For the Year Ended December 31,
					2011 vs. 2010
		% of Total		% of Total
	2011		2010		$ Change	% Change
Revenues	$185,854	100.0%	$136,896	100.0%	$48,958	35.8%
Cost of sales	178,536	96.0%	134,950	98.6%	43,586	32.3%
Restructuring costs	131	0.1%	—	0.0%	131	100.0%

Gross profit	7,187	3.9%	1,946	1.4%	5,241	269.3%
Operating expenses
Selling, general and administrative expenses	26,316	14.2%	27,404	20.0%	(1,088)	(4.0)%
Impairment charges	—	0.0%	40,777	29.8%	(40,777)	(100.0)%
Intangible amortization	859	0.5%	2,992	2.2%	(2,133)	(71.3)%
Restructuring costs	441	0.2%	—	0.0%	441	100.0%

Total operating expenses	27,616	14.9%	71,173	52.0%	(43,557)	(61.2)%

Operating loss	(20,429)	(11.0)%	(69,227)	(50.6)%	48,798	70.5%
Other (expense) income
Interest expense, net	(1,117)	(0.6)%	(1,172)	(0.9)%	55	4.7%
Other, net	1,169	0.6%	486	0.4%	683	(140.5)%
Restructuring costs	(297)	(0.2)%	—	0.0%	(297)	100.0%

Total other (expense) income, net	(245)	(0.2)%	(686)	(0.5)%	441	64.3%

Net loss from continuing operations before provision (benefit) for income taxes	(20,674)	(11.2)%	(69,913)	(51.1)%	49,239	70.4%
Provision (benefit) for income taxes	68	0.0%	(160)	(0.1)%	228	142.5%

Loss from continuing operations	(20,742)	(11.2)%	(69,753)	(51.0)%	49,011	70.3%
Loss from discontinued operations, net of tax	(1,206)	(0.6)%	(15,422)	(11.3)%	14,216	92.2%

Net loss	$(21,948)	(11.8)%	$(85,175)	(62.3)%	$63,227	74.2%

Consolidated

        Total revenues increased $48,958 or 36%, from $136,896 during the year ended December 31, 2010, to $185,854 during the year ended December 31, 2011. The increase in revenues was primarily attributable to a 54%, or $40,776, increase in our Towers and Weldments segment revenue due to increased customer demand and improved capacity utilization. Our Gearing segment total revenues increased by 11% as increases in industrial gearing revenue more than offset declines in wind revenue, consistent with our focus on diversifying our business. Revenues in our Services segment increased by 35% due to increased blade services provided to our two largest customers, as well as the initial sales of gearboxes and loose gearing in connection with the Abilene Service Facility which opened in February 2011.

        Total gross profit increased $5,241 or 269%, from $1,946 for the year ended December 31, 2010, to $7,187 for the year ended December 31, 2011. The gross margin percentage rose from 1.4% in 2010 to

3.9% in 2011. The improvement was primarily attributable to increased tower and gearing sales volumes and a higher margin mix of gearing sales. Partly offsetting the increase were the impact of more competitive pricing within Towers and Weldments and higher facility costs within Services due to the start-up of the Abilene Service Facility which operated at a low utilization level during 2011.

        SG&A expenses decreased from $27,404 during the year ended December 31, 2010, to $26,316 during the year ended December 31, 2011, as a reduction in employee compensation costs was partially offset by $1,839 in increased legal costs.

        We review our goodwill balances for impairment on at least an annual basis and review our intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the asset's carrying value amount may not be recoverable. During the second quarter of 2010 we identified a triggering event associated with the continued deterioration in the financial performance within our Services segment. This triggering event required a revision of our projection of future operating results and cash flows for this segment in light of the continued economic weakness in the wind energy industry. We performed our review of goodwill based on the carrying value of these assets as of June 30, 2010, and the estimate of fair value for each of our operating segments was based primarily on projected future results, cash flows and other assumptions. As a result of this review, we recorded a goodwill impairment charge of $4,561 at June 30, 2010 in our Services segment. During the fourth quarter of 2010, we identified triggering events associated with our current period operating losses, our history of continued operating losses and our revised projections of operating results and cash flows developed as part of the strategic planning process. As a result, our review of other long-lived assets indicated that the carrying values of customer relationships, trade name and property and equipment within our Services segment were also impaired. Accordingly, we recorded an impairment charge during the fourth quarter of $22,890. In addition, following our strategic planning meetings that took place in the fourth quarter 2010, we determined that the Brandon Facility was impaired and recorded an impairment charge to fixed assets of $13,326. During 2011, we identified triggering events associated with our current period operating losses combined with our history of continued operating losses. As a result, we evaluated the recoverability of certain of our identifiable intangible assets and certain property and equipment assets. We did not record any corresponding impairment in 2011.

        Intangible amortization expense decreased from $2,992 during the year ended December 31, 2010, to $859 during the year ended December 31, 2011. The decrease was due to a lower asset base because of the impairment charges noted above.

        We recorded restructuring costs of $441 in SG&A expenses in 2011, primarily due to the closure of our European sales office and subsidiary. We also recorded $297 in other restructuring costs related primarily to losses on the sale of surplus equipment.

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

Towers and Weldments Segment

        The following table summarizes the Towers and Weldments segment operating results for the years ended December 31, 2011 and 2010:

	Twelve Months Ended December 31,
	2011	2010
Revenues	$116,926	$76,150
Impairment charges	—	13,326
Operating loss	5,187	(11,436)
Operating margin	4.4%	(15.0)%

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

        Towers and Weldments segment operating income improved by $16,623 from a loss of $11,436 during the year ended December 31, 2010, to operating income of $5,187 during the year ended December 31, 2011. Excluding a one-time impairment charge in 2010 of $13,326, operating income for the year would have improved by $3,297 compared to the prior year. The increase in section volume positively impacted operating margin, however competitive pricing pressures and inefficiencies that resulted from the production of new tower designs eroded a portion of those gains. Tower segment operating margin was 4.4% for year ended December 31, 2011, versus a negative operating margin of (15.0%) for year ended December 31, 2010.

Gearing Segment

        The following table summarizes the Gearing segment operating results for the years ended December 31, 2011 and 2010:

	Twelve Months Ended December 31,
	2011	2010
Revenues	$54,296	$48,996
Impairment charges		—
Operating loss	(10,733)	(13,678)
Operating margin	(19.8)%	(27.9)%

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

Services Segment

        The following table summarizes the Services segment operating results for the years ended December 31, 2011 and 2010:

	Twelve Months Ended December 31,
	2011	2010
Revenues	$16,291	$12,090
Impairment charges	—	27,451
Operating loss	(5,247)	(34,747)
Operating margin	(32.2)%	(287.4)%

        Services segment revenues increased $4,201, from $12,090 during the year ended December 31, 2010, to $16,291 during the year ended December 31, 2011. Revenues within our Services segment increased by 35% due to increased blade services to our two largest customers, as well as the initial sales of gearboxes and loose gearing in connection with the Abilene Service Facility which opened in February, 2011.

        Services segment operating loss improved $29,500, from $34,747 during the year ended December 31, 2010, to $5,247 during the year ended December 31, 2011. Excluding a one-time impairment charge in 2010 of $27,451, the operating loss for the year would have improved by $2,049 compared to the prior year. Services segment operating loss improvement was primarily due to the absence of the 2010 intangible amortization expense of $2,133, partially offset by higher facility costs related to the startup of the Abilene Service Facility and labor cost inefficiencies as we ramped up new blade service projects. Services operating margin was (287.4%) during the year ended December 31, 2010 compared to (32.2%) during the year ended December 31, 2011, due to these factors.

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

        In some instances, typically within our Towers and Weldments segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. We recognize revenue under these arrangements only when the buyer requests the arrangement, a fixed schedule for delivery exists, the ordered goods are segregated from inventory and not available to fill other orders and the goods are complete and ready for shipment. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

Warranty Liability

        We provide warranty terms that generally range from one to seven years for various products and services relating to workmanship and materials supplied by us. In certain contracts, we have recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions.

Inventories

        Inventories are stated at the lower of cost or market. We have recorded a reserve for excess of cost over market value in our inventory allowance. Market value of inventory, and management's judgment of the need for reserves, encompasses consideration of other business factors including physical condition, inventory holding period, contract terms, and usefulness. Inventories are valued based either on the first-in, first out ("FIFO") method, or on a standard cost basis that approximates the FIFO method.

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

Recent Accounting Pronouncements

        We review new accounting standards as issued. Although some of the accounting standards issued or effective in the current fiscal year may be applicable to us, we believe that none of the new standards have a significant impact on our condensed consolidated financial statements.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

        At December 31, 2012, cash assets totaled $846, compared to our cash assets which totaled $14,216 at December 31, 2011. On August 23, 2012, we entered into a Loan and Security Agreement (the "Loan Agreement") with AloStar, providing us with a new $20,000 secured credit facility (as more fully described below, the "Credit Facility"). In connection with consummation of the Credit Facility, the Company's wholly-owned subsidiaries Brad Foote Gear Works, Inc. ("Brad Foote"), Broadwind Services, LLC ("Broadwind Services") and Broadwind Towers, Inc. ("Broadwind Towers") (collectively, the "Subsidiaries") used proceeds of the Credit Facility to repay all outstanding obligations under the credit facility established pursuant to the Wells Fargo AP Agreements. In connection with this repayment, which included a $200 termination fee, the AP Agreements were terminated. Under this new recapitalized borrowing structure, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance. As a result of this structure, we anticipate that cash balances will remain at a minimum at all times when there are amounts outstanding under the credit line.

        In analyzing our liquidity, we focus on operating working capital, which is comprised of accounts receivable and inventories, net of accounts payable and customer deposits. Our operating working capital at December 31, 2012 was $21,587, or 12% of trailing three months of sales annualized. This is an increase of $7,607 from December 31, 2011, when operating working capital was $13,980, or 6% of trailing three months of sales annualized.

        While we believe that we will continue to have sufficient cash flows to operate our business, meet our financial debt covenants and execute our restructuring plan, there can be no assurances that our operations will generate sufficient cash or that credit facilities will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If assumptions regarding our restructuring efforts, sales and subsequent collections from several of our large customers, as well as revenues generated from new customer orders, are not materially consistent with management's expectations, we may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to us, which could affect our overall operations. Any additional equity financing, if available, may be dilutive to stockholders or result in limitations on our ability to utilize our NOL carryforwards, and additional debt financing, if available, will likely require financial covenants or other restrictions.

Sources and Uses of Cash

Operating Cash Flows

        During the year ended December 31, 2012 and 2011, net cash flows used in operating activities totaled $2,882 and $10,304, respectively. The decrease in net cash used in operating activities as compared to the prior year was primarily attributable to the decrease in the accounts receivable balance, and the absence of a significant inventory buildup that occurred during the year ended December 31, 2011. Partially offsetting this decrease was a reduction in our customer deposits.

Investing Cash Flows

        During the years ended December 31, 2012 and 2011, net cash used in investing activities totaled $4,704 and $2,588, respectively. The increase in net cash used in investing activities as compared to the prior year was primarily attributable to increased capital expenditures and a decrease in the proceeds from equipment sales.

Financing Cash Flows

        During the year ended December 31, 2012, net cash used in financing activities totaled $5,238, compared to net cash provided by financing activities of $11,305 for the year ended December 31, 2011. The increase in net cash used in financing activities as compared to the prior year was primarily attributable to the absence of proceeds from an equity offering of $11,697 which was completed in September 2011. Additionally, during 2012 we made increased debt payments and payments on capital leases when compared to the year ended December 31, 2011.

Credit Facilities

AloStar Credit Facility

        As disclosed above, on August 23, 2012, we entered into the Loan Agreement with AloStar, providing us with the Credit Facility. The Credit Facility is a secured three-year asset-based revolving credit facility, pursuant to which AloStar will advance funds against a borrowing base consisting of approximately 85% of the face value of our eligible receivables and approximately 50% of the book value of our eligible inventory. Borrowings under the Credit Facility bear interest at a per annum rate equal to the one-month London Interbank Offered Rate ("LIBOR") plus a margin of 4.25%, with a minimum interest rate of 5.25% per annum. We must also pay an unused facility fee to AloStar equal to 0.50% per annum on the undrawn portion of the Credit Facility along with other standard fees. The initial term of the Loan Agreement ends on August 23, 2015.

        The Loan Agreement contains customary representations and warranties applicable to the Company and the Subsidiaries. It also contains a requirement that we, on a consolidated basis, maintain a minimum quarterly fixed charge coverage ratio and minimum quarterly earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments ("Adjusted EBITDA"), along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications.

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

        As described in greater detail below, we used the initial proceeds from the Credit Facility to (i) repay all outstanding obligations under the Wells Fargo credit facility established pursuant to the AP Agreements, (ii) repay all outstanding obligations under the ICB Notes (as defined below), (iii) repay all outstanding obligations under our Second Amended and Restated Promissory Note to J. Cameron Drecoll dated July 17, 2012 in the original principal amount of approximately $1,453, and (iv) pay fees and expenses associated with these transactions. We will use future proceeds from the Credit Facility to finance our ongoing general corporate needs.

        As of December 31, 2012, the total outstanding indebtedness under the Credit Facility was $955, we had the ability to borrow up to an additional $11,440 and the per annum interest rate was 5.25%. We were not in compliance with the FCCR Covenant as of December 31, 2012. On February 13, 2013, AloStar agreed to waive our non-compliance with the FCCR Covenant as of December 31, 2012, and further agreed that we will not be required to be in compliance with the FCCR Covenant as of March 31, 2013, unless we have completed the disposition of the Brandon Facility prior to such date. Compliance with the FCCR Covenant is determined as of the end of each fiscal quarter; absent a further waiver from AloStar, we must be in compliance with the FCCR Covenant as of June 30, 2013 and as of the end of each fiscal quarter thereafter. We entered into an agreement to sell the Brandon Facility on February 25, 2013. For more information, refer to Note 23 "Subsequent Events" in Part IV, Item 15 in the notes to our consolidated financial statements.

Great Western Bank Loans

        On April 28, 2009, Broadwind Towers entered into a Construction Loan Agreement with Great Western Bank ("GWB"), pursuant to which GWB agreed to provide up to $10,000 in financing (the "GWB Construction Loan") to fund construction of the Brandon Facility. Pursuant to a Change in Terms Agreement dated April 5, 2010 between GWB and Broadwind Towers, the GWB Construction Loan was converted to a term loan (the "GWB Term Loan") providing for monthly payments of principal plus interest, extending the maturity date to November 5, 2016, reducing the principal amount to $6,500, and changing the per annum interest rate to 8.5%.

        The GWB Term Loan is secured by a first mortgage on the Brandon Facility and all fixtures and proceeds relating thereto, pursuant to a Mortgage and a Commercial Security Agreement, each between Broadwind Towers and GWB, and by a Commercial Guaranty from the Company. In addition, we agreed to subordinate all intercompany debt with Broadwind Towers to the GWB Term Loan. The documents evidencing and securing the GWB Term Loan contain representations, warranties and covenants that are customary for a term financing arrangement and contain no financial covenants. As of December 31, 2012, the total outstanding indebtedness under the GWB Term Loan was $3,860, which is recorded as Liabilities Held for Sale within our condensed consolidated balance sheet in light of our having initiated a process to sell the Brandon Facility. We were in compliance with all covenants associated with GWB Term Loan as of December 31, 2012.

Wells Fargo Account Purchase Agreements

        On September 29, 2010, the Company, the Subsidiaries and the Company's former wholly-owned subsidiary Badger Transport, Inc. entered into account purchase agreements (the "AP Agreements") with Wells Fargo Business Credit, a division of Wells Fargo Bank, N.A. ("Wells Fargo"). Under the terms of the AP Agreements, when requested by us, Wells Fargo would advance to the Subsidiaries approximately 80% of the face value of eligible receivables arising from sales of the Subsidiaries' products and services. The aggregate facility limit of the AP Agreements was $10,000. For Wells Fargo's services under the AP Agreements, the Subsidiaries agreed to pay Wells Fargo (i) a floating discount fee of the then-prevailing LIBOR plus 3.75% per annum on the sum of the outstanding financed accounts, (ii) an annual facility fee of 1% of the aggregate facility limit, and (iii) an annual unused line fee of 0.042% on the portion of the credit facility which was unused. The initial term of the AP Agreements was scheduled to end on September 29, 2013, with an early termination fee of up to 2% of the aggregate facility limit applicable if the AP Agreements were terminated prior to that date.

        On August 23, 2012, in connection with consummation of the Credit Facility as described above, the Subsidiaries used proceeds of the Credit Facility to repay all outstanding obligations under the credit facility established pursuant to the AP Agreements. In connection with this repayment, which included a $200 termination fee, the AP Agreements were terminated.

Investors Community Bank Loans

        On April 7, 2008, one of our former wholly-owned subsidiaries which was subsequently merged into Broadwind Towers executed four promissory notes with Investors Community Bank ("ICB") in the aggregate principal amount of approximately $3,781. Three of these notes were term notes, with initial principal balances totaling $2,049, bearing interest at fixed rates ranging from 5.65% to 6.85% per annum, with maturities ranging from October 2012 to April 2013 (collectively, the "ICB Notes"). The fourth note was a line of credit note, which has been repaid in full.

        On August 23, 2012, in connection with consummation of the Credit Facility as described above, we used proceeds of the Credit Facility to repay all outstanding obligations under the ICB Notes. Upon such repayment, the ICB Notes were cancelled and the mortgage securing the ICB Notes was released.

Selling Shareholder Notes

        On May 26, 2009, we entered into a settlement agreement (the "Settlement Agreement") with the three former owners of Brad Foote, including J. Cameron Drecoll, who served as our Chief Executive Officer and a member of our Board of Directors until December 1, 2010. The Settlement Agreement related to the post-closing escrow established in connection with our acquisition of Brad Foote. Under the terms of the Settlement Agreement, among other terms, we issued three promissory notes to the former owners in the aggregate principal amount of $3,000, bearing interest at a rate of 7% per annum and maturing on May 29, 2012.

        The notes issued to the former owners other than Mr. Drecoll, each with an original principal amount of $340, were repaid upon maturity in May 2012. Mr. Drecoll's note, with an original principal amount of $2,320, was amended on July 1, 2011, to (i) change the maturity date to January 10, 2014, (ii) increase the interest rate to 9% per annum, and (iii) amend the repayment schedule to amortize the principal amount outstanding over the remaining term of the note, beginning with payments commencing in the fourth quarter of 2011. Under the terms of the amendment, we reduced the principal amount outstanding under the note to $1,677. On July 17, 2012, the note was further amended to provide for payment of the remaining balance in two equal installments on October 10, 2012 and January 10, 2013, or sooner if our cash balance and credit availability met certain thresholds.

        On August 23, 2012, in connection with the consummation of the Credit Facility as described above, we used proceeds of the Credit Facility to repay all outstanding obligations under Mr. Drecoll's note. Upon such repayment, the note was cancelled.

Other

        Included in Long Term Debt, Net of Current Maturities is $2,600 associated with the New Markets Tax Credit transaction described further in Note 19, "New Markets Tax Credit Transaction" of these condensed consolidated financial statements.

Contractual Obligations

        The following table sets forth, as of December 31, 2012, minimum future cash payments due under contractual obligations, including, among others, our debt and credit agreements and non-cancelable operating and capital lease agreements as follows:

	2013	2014	2015	2016	2017	2018 & Thereafter	Total
Debt and credit agreements(1)	$1,307	$201	$150	$5	$—	$2,600	$4,263
Liabilities held for sale	3,860	—	—	—	—	—	3,860
Estimated interest payments(2)	416	328	224	100	68	51	1,187
Operating lease obligations	3,167	3,016	2,415	2,447	2,441	19,605	33,091
Capital lease obligations(3)	2,339	443	228	2	—	—	3,012

Total contractual cash obligations	$11,089	$3,988	$3,017	$2,554	$2,509	$22,256	$45,413

(1)
Debt and credit agreements represent the minimum future principal payments due under our outstanding contractual obligations.

(2)
Interest payments represent an amount calculated for expected interest payments due under our outstanding debt and credit agreements. Assumptions used to derive these amounts were based upon current interest rates as of December 31, 2012, required minimum principal payments due, and maturity of our debt and credit agreements per our contractual agreements. Actual interest payments could vary materially from those set out in this table.

(3)
Capital lease obligations include both the future principal and interest payments related to these agreements.

        Debt and Credit Agreements.    Debt and credit agreements include outstanding borrowings under our lines of credit, term notes related to vehicle and equipment purchases, and a purchase agreement for manufacturing equipment. See Note 10 "Debt and Credit Agreements" in Part IV, Item 15 in the notes to our consolidated financial statements for further discussion of our outstanding indebtedness and credit agreements.

        Operating Lease Obligations.    We lease a number of our facilities and certain equipment under operating leases expiring at various dates through 2026. Lease terms generally range from 3 to 15 years with renewal options for extended terms. The amounts in the table above represent future minimum lease payments for non-cancelable operating leases.

        Capital Lease Obligations.    We have capital lease obligations related to certain manufacturing equipment and vehicles expiring at various dates through 2015. As of December 31, 2012, the balance of our outstanding capital lease obligations was approximately $3,010, which includes accrued interest of approximately $154.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to financial market risks, which include changes in interest rates on our variable rate obligations, credit risks on accounts receivable and raw material price fluctuations.

Interest Rate Exposure

        As of December 31, 2012, the majority of our third party borrowings under our debt and credit agreements bear annual interest at fixed interest rates; therefore, we have limited interest rate exposure. We are subject to interest rate fluctuation exposure only through amounts financed under the Credit Facility. As of December 31, 2012, we had $955 of financed receivables outstanding under the Credit Facility. Our potential interest rate exposure over a one-year period that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of our variable rate obligations would be approximately $10 on a pre-tax basis. There was $523 of borrowings outstanding under variable rate obligations as of December 31, 2011.

Credit Risk Exposure

        We are exposed to credit risk on our accounts receivable balances and cash balances. Historically, our accounts receivable are highly concentrated with a select number of financially stable customers. During the years ended December 31, 2012 and 2011, our five largest customers accounted for approximately 67% and 76%, respectively, of consolidated revenues. Additionally, as of December 31, 2012 and 2011, our five largest customers comprised approximately 41% and 62%, respectively, of our outstanding accounts receivable balances.

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

Report of Management on Internal Control Over Financial Reporting

        Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

        Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on this assessment, management determined that, as of December 31, 2012, our internal control over financial reporting is effective.

        This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

        With the exception of the description of our Code of Ethics and Business Conduct below, the information required by this item is incorporated herein by reference from the discussion under the headings "Directors and Director Compensation," "Corporate Governance" and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders (the "2013 Proxy Statement").

Code of Ethics

        We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, executive officers and senior financial officers (including our principal executive officer, principal financial officer, principal accounting officer, controller, and any person performing similar functions). The Code of Ethics and Business Conduct is available on our website at www.bwen.com under the caption "Investors" and is available in print, free of charge, to any stockholder who sends a request for a paper copy to Broadwind Energy, Inc., Attn: Investor Relations, 3240 South Central Avenue, Cicero, IL 60804. We intend to include on our website any amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11.    EXECUTIVE COMPENSATION

        Information regarding director and executive compensation is incorporated by reference from the discussion under the headings "Directors and Director Compensation" and "Compensation Discussion and Analysis" in the 2013 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Certain of the information required by this item is incorporated herein by reference from the discussion under the heading "Security Ownership of Certain Beneficial Holders and Management" in the 2013 Proxy Statement.

        The following table provides information as of December 31, 2012, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,048,117	(1)	$11.69	751,706

Total	1,048,117		$11.69	751,706

(1)
Includes outstanding stock options to purchase shares of our common stock and outstanding restricted stock awards pursuant to the Amended and Restated Broadwind Energy, Inc. 2007 Employee Incentive Plan and the Broadwind Energy, Inc. 2012 Equity Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference from the discussion under the headings "Certain Transactions and Business Relationships" and "Corporate Governance" in our 2013 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference from the discussion under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm" in our 2013 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  1.    Financial Statements

        The financial statements listed on the Index to Financial Statements (page 37) are filed as part of this Annual Report on Form 10-K.

  2.    Financial Statement Schedules

        These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

  3.    Exhibits

        The exhibits listed on the Index to Exhibits (pages 69 through 72) are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Broadwind Energy Inc.

        We have audited the accompanying consolidated balance sheets of Broadwind Energy Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadwind Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Chicago, IL
February 27, 2013

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$516	$13,340
Restricted cash	330	876
Accounts receivable, net	20,039	25,311
Inventories, net	21,988	23,355
Prepaid expenses and other current assets	3,836	4,033
Assets held for sale	8,042	8,052

Total current assets	54,751	74,967

LONG-TERM ASSETS:
Property and equipment, net	79,889	87,766
Intangible assets, net	7,454	9,214
Other assets	816	944

TOTAL ASSETS	$142,910	$172,891

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$955	$1,566
Current maturities of long-term debt	352	636
Current portions of capital lease obligations	2,217	965
Accounts payable	16,377	17,358
Accrued liabilities	6,012	5,749
Customer deposits	4,063	17,328
Liabilities held for sale	3,860	4,833

Total current liabilities	33,836	48,435

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,956	4,797
Long-term capital lease obligations, net of current portions	641	975
Other	2,169	825

Total long-term liabilities	5,766	6,597

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,197,792 and 13,977,920 shares issued and outstanding as of December 31, 2012 and 2011, respectively	14	140
Additional paid-in capital	373,605	370,123
Accumulated deficit	(270,311)	(252,404)

Total stockholders' equity	103,308	117,859

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$142,910	$172,891

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Revenues	$210,707	$185,854	$136,896
Cost of sales	202,257	178,536	134,950
Restructuring	1,614	131	—

Gross profit	6,836	7,187	1,946

OPERATING EXPENSES:
Selling, general and administrative	21,634	26,316	27,404
Impairment charges	—	—	40,777
Intangible amortization	1,759	859	2,992
Restructuring	740	441	—

Total operating expenses	24,133	27,616	71,173

Operating loss	(17,297)	(20,429)	(69,227)

OTHER (EXPENSE) INCOME, net:
Interest expense, net	(1,711)	(1,117)	(1,172)
Other income, net	1,271	1,169	486
Restructuring	(144)	(297)	—

Total other (expense) income, net	(584)	(245)	(686)

Net loss from continuing operations before provision (benefit) for income taxes	(17,881)	(20,674)	(69,913)
Provision (benefit) for income taxes	26	68	(160)

LOSS FROM CONTINUING OPERATIONS	(17,907)	(20,742)	(69,753)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(1,206)	(15,422)

NET LOSS	$(17,907)	$(21,948)	$(85,175)

NET LOSS PER COMMON SHARE—BASIC AND DILUTED:
Loss from continuing operations	$(1.27)	$(1.79)	$(6.56)
Loss from discontinued operations	—	(0.10)	(1.45)

Net Loss	$(1.27)	$(1.89)	$(8.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—Basic and diluted	14,058	11,617	10,627

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock
	Shares Issued and Outstanding	Issued Amount	Additional Paid-in Capital	Accumulated Deficit	Total
BALANCE, December 31, 2009	9,670,113	$97	$300,779	$(145,281)	$155,595
Stock issued under equity offering (net of offering costs of $1,278)	1,000,000	10	53,337	—	53,347
Stock issued for restricted stock	12,671	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	28,498	—	684	—	684
Share-based compensation	—	—	1,745	—	1,745
Net loss	—	—	—	(85,175)	(85,175)

BALANCE, December 31, 2010	10,711,282	$107	$356,545	$(230,456)	$126,196

Stock issued under equity offering (net of offering costs of $458)	3,250,000	33	11,664	—	11,697
Stock issued for restricted stock	16,061	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	10,577	—	150	—	150
Stock repurchased as part of the sale of Badger Transport, Inc	(10,000)	—	(142)		(142)
Share-based compensation	—	—	1,906	—	1,906
Net loss	—	—	—	(21,948)	(21,948)

BALANCE, December 31, 2011	13,977,920	$140	$370,123	$(252,404)	$117,859

Stock issued for restricted stock	38,667	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	181,205	—	523	—	523
Reclass between APIC and CS due to 10-1 Split		(126)	126		—
Share-based compensation	—	—	2,833	—	2,833
Net loss	—	—	—	(17,907)	(17,907)

BALANCE, December 31, 2012	14,197,792	$14	$373,605	$(270,311)	$103,308

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,907)	$(21,948)	$(85,175)
Loss from discontinued operations	—	1,206	15,422

Loss from continuing operations	(17,907)	(20,742)	(69,753)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	16,537	14,534	16,463
Impairment charges	—	—	40,777
Change in fair value of interest rate swap agreements	—	—	(253)
Deferred income taxes	—	—	1,338
Stock-based compensation	2,833	1,906	1,745
Allowance for doubtful accounts	15	1,004	(1,142)
Common stock issued under defined contribution 401(k) plan	523	150	684
Loss on disposal of assets	548	474	70
Changes in operating assets and liabilities:
Accounts receivable	5,257	(4,888)	1,202
Inventories	1,367	(5,616)	(8,914)
Prepaid expenses and other current assets	519	(10)	1,072
Accounts payable	(1,165)	(5,008)	7,565
Accrued liabilities	170	(648)	(332)
Customer deposits	(13,256)	8,447	(1,317)
Other non-current assets and liabilities	1,677	93	672

Net cash used in operating activities of continued operations	(2,882)	(10,304)	(10,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of logistics business and related note receivable	375	952	—
Purchases of property and equipment	(5,738)	(4,708)	(6,893)
Proceeds from disposals of property and equipment	113	1,874	38
Decrease (increase) in restricted cash	546	(706)	1,840

Net cash used in investing activities of continued operations	(4,704)	(2,588)	(5,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	—	11,697	53,347
Payments on lines of credit and notes payable	(78,785)	(1,517)	(21,231)
Payments on related party notes payable	(2,791)	(209)	—
Proceeds from lines of credit and notes payable	77,620	2,311	700
Payments for debt issuance costs	(638)	—	—
Principal payments on capital leases	(644)	(977)	(863)

Net cash (used in) provided by financing activities of continued operations	(5,238)	11,305	31,953

DISCONTINUED OPERATIONS:
Operating cash flows	—	(851)	(2,666)
Investing cash flows	—	—	(113)
Financing cash flows	—	(83)	(3,003)

Net cash used in discontinued operations	—	(934)	(5,782)

Add: Cash balance of discontinued operations, beginning of period	—	530	127
Less: Cash balance of discontinued operations, end of period	—	—	530
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,824)	(1,991)	10,630
CASH AND CASH EQUIVALENTS, beginning of the year	13,340	15,331	4,701

CASH AND CASH EQUIVALENTS, end of the year	$516	$13,340	$15,331

Supplemental cash flow information:
Interest paid, net of capitalized interest	$1,503	$1,029	$1,171
Income taxes paid	$26	$34	$38
Non-cash investing and financing activities:
Issuance of restricted stock grants	$1,815	$900	$803
Common stock issued under defined contribution 401(k) plan	$523	$150	$684

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

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

Towers and Weldments

        The Company manufactures towers for wind turbines, specifically the large and heavier wind towers that are designed for 2 megawatt ("MW") and larger wind turbines. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic energy and equipment manufacturing locations. The two facilities have a combined annual tower production capacity of up to approximately 500 towers, sufficient to support turbines generating more than 1,200 MW of power. This product segment also encompasses the manufacture of specialty fabrications and specialty weldments for mining and other industrial customers.

Gearing

        The Company engineers, builds and remanufactures precision gears and gearing systems for wind, oil and gas, mining and other industrial applications. The Company uses an integrated manufacturing process, which includes machining processes in Cicero, Illinois, heat treatment in Neville Island, Pennsylvania and a finishing process in a second Cicero facility.

Services

        The Company offers a comprehensive range of services, primarily to wind farm developers and operators. The Company specializes in non-routine blade and gearbox maintenance services for both kilowatt and megawatt turbines. The Company also offers comprehensive field services to the wind industry. The Company is increasingly focusing its efforts on the identification and/or development of product and service offerings which will improve the reliability and efficiency of wind turbines, and therefore enhance the economic benefits to its customers. The Company provides wind services across the U.S., with primary service locations in South Dakota and Texas. In February 2011, the Company put into operation its dedicated drivetrain service center in Abilene, Texas (the "Abilene Service Facility"), which is focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reverse Stock Split

        On August 22, 2012, the Company filed an Amendment to its Certificate of Incorporation to effect a reverse split of its common stock with a ratio of one post-split share for every ten shares issued and outstanding. As a result of the reverse stock split, the number of authorized shares of the Company's common stock decreased to 30 million shares, without any change in the par value of such shares. All references in these financial statements and notes to the number of shares, price per share and weighted average number of shares outstanding of the Company's common stock prior to the reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis unless otherwise noted.

Liquidity

        The Company has a limited history of operations and has incurred operating losses since inception. The Company anticipates that current cash resources and cash to be generated from operations in 2013 will be adequate to meet the Company's liquidity needs for at least the next twelve months. As discussed further in Note 10, "Debt and Credit Agreements" of these consolidated financial statements, the Company is obligated to make principal payments on outstanding debt totaling $1,307 during 2013 and has $3,860 of indebtedness associated with its Liabilities Held for sale. If sales and subsequent collections from several of the Company's large customers, as well as revenues generated from new customer orders, are not materially consistent with management's plans, the Company may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to the Company, which could affect its overall operations. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require financial covenants or other restrictions on the Company. There can be no assurances the Company's efforts to obtain sufficient cash flow will be successful.

Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

        These consolidated financial statements include the accounts of Broadwind and entities in which it has a controlling financial interest. All significant intercompany transactions and balances have been eliminated in consolidation. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity ("VIE").

        When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a VIE, and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of VIE's. The accounting standard for the consolidation of VIE's requires the Company to qualitatively assess if the Company was the primary beneficiary of the VIE's based on whether the Company had (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant. Refer to Note 19, "New

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Markets Tax Credit Transaction" of these consolidated financial statements for a description of two VIE's included in the Company's consolidated financial statements.

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

Cash and Cash Equivalents

        Cash and cash equivalents primarily consist of cash balances and money market funds. Cash and cash equivalents were $516 and $13,340 as of December 31, 2012 and 2011, respectively. The Company's policy is to invest excess cash in money market account funds, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income within Other Income in the consolidated statements of operations. For the years ended December 31, 2012, 2011 and 2010, interest income was $5, $28 and $43, respectively.

Restricted Cash

        Restricted cash at December 31, 2012 relates primarily to certain vendor agreements. As of December 31, 2011, restricted cash was primarily comprised of proceeds from the New Markets Tax Credit agreement as discussed further in Note 19, "New Markets Tax Credit Transaction" of these consolidated financial statements. The Company anticipates that all restricted cash balances will be used for current purposes. As of December 31, 2012 and 2011, the Company had restricted cash in the amounts of $330 and $876, respectively.

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

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In some instances, typically within the Company's Towers and Weldments segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. The Company recognizes revenue under these arrangements only when the buyer requests the arrangement, a fixed schedule for delivery exists, the ordered goods are segregated from inventory and not available to fill other orders and the goods are complete and ready for shipment. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

Cost of Sales

        Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include operation, repair and maintenance of equipment, materials, direct and indirect labor and benefit costs, insurance, equipment rentals, freight in and depreciation. Freight out to customers is at times classified as a selling expense and is then excluded from cost of sales. For the years ended December 31, 2012, 2011 and 2010, freight out included in selling, general and administrative expenses was $0, $303, and $0 respectively.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include all corporate and administrative functions such as legal, human resource management, finance, investor and public relations, information technology and senior management. These functions serve to support the Company's current and future operations and provide an infrastructure to support future growth. Major expense items in this category include management and staff wages and benefits, share-based compensation and professional services.

Accounts Receivable

        The Company generally grants uncollateralized credit to customers on an individual basis based upon the customer's financial condition and credit history. Credit is typically on net 30-day terms and customer deposits are frequently required at various stages of the production process to minimize credit risk.

        Historically, the Company's accounts receivable are highly concentrated with a select number of customers. During the year ended December 31, 2012, the Company's five largest customers accounted for 67% of its consolidated revenues and 41% of outstanding account receivable balances, compared to the year ended December 31, 2011 when the Company's five largest customers accounted for 76% of its consolidated revenues and 62% of its outstanding account receivable balances.

Allowance for Doubtful Accounts

        Based upon past experience and judgment, the Company establishes an allowance for doubtful accounts with respect to accounts receivable. The Company's standard allowance estimation methodology considers a number of factors that, based on its collections experience, the Company believes will have an impact on its credit risk and the realizability of its accounts receivable. These

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

factors include individual customer circumstances, history with the Company and other relevant criteria. Accounts receivable balances that remain outstanding after the Company has exhausted reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

        The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the realizability of its accounts receivable, as noted above, or modifications to the Company's credit standards, collection practices and other related policies may impact its allowance for doubtful accounts and its financial results. Bad debt expense for the years ended December 31, 2012, 2011 and 2010 was $136, $1,036 and $1,011, respectively.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined either based on the first-in, first-out ("FIFO") method, or on a standard cost basis that approximates the FIFO method. Market is determined based on net realizable value. Any excess of cost over market value is included in the Company's inventory allowance. Market value of inventory, and management's judgment of the need for reserves, encompasses consideration of other business factors including physical condition, inventory holding period, contract terms and usefulness.

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

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is recognized using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes, and generally an accelerated method for income tax reporting purposes. Depreciation expense and amortization related to property and equipment for the years ended December 31, 2012, 2011 and 2010 was $13,919, $13,675 and $13,470, respectively. Expenditures for additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the useful lives of the respective assets are expensed as incurred. The Company capitalizes interest costs incurred on indebtedness used to construct property and equipment. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Interest cost capitalized was $0, $0 and $74 for the years ended December 31, 2012, 2011 and 2010, respectively. Property or equipment sold or disposed of is removed from the respective property accounts, with any corresponding gains and losses recorded to other income or expense in the Company's consolidated statement of operations.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Property and equipment and other long-lived assets are reviewed for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the assets are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

        In evaluating the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to property and equipment and other long-lived assets. Asset recoverability is first measured by comparing the assets' carrying amounts to their expected future undiscounted net cash flows to determine if the assets are impaired. If such assets are considered to be impaired, the impairment recognized is measured based on the amount by which the carrying amount of the assets exceeds the fair value.

Intangible Assets

        The Company reviews intangible assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur an impairment loss is recognized if the undiscounted future cash flows expected to be generated by the assets are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

        In evaluating the recoverability of intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If fair value estimates or related assumptions change in the future, the Company may be required to record impairment charges related to intangible assets. Asset recoverability is first measured by comparing the assets' carrying amounts to their expected future undiscounted net cash flows to determine if the assets are impaired. If such assets are considered to be impaired, the impairment recognized is measured based on the amount by which the carrying amount of the assets exceeds the fair value.

Warranty Liability

        The Company provides warranty terms that generally range from one to seven years for various products and services relating to workmanship and materials supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. Warranty liability is recorded in accrued liabilities within the condensed consolidated balance sheet. The changes in the carrying amount of the

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's total product warranty liability for the years ended December 31, 2012, 2011 and 2010 were as follows:

	As of December 31,
	2012	2011	2010
Balance, beginning of year	$983	$1,071	$918
Warranty expense	52	210	1,110
Warranty claims	(195)	(298)	(957)
Other adjustments	(133)	—	—

Balance, end of year	$707	$983	$1,071

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

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation

        The Company grants incentive stock options and restricted stock units to certain officers, directors, and employees. The Company accounts for share-based compensation related to these awards based on the estimated fair value of the equity award and recognizes expense ratably over the vesting term of the award. See Note 16 "Share-Based Compensation" of these consolidated financial statements for further discussion of the Company's share-based compensation plans, the nature of share-based awards issued and the Company's accounting for share-based compensation.

Net Loss Per Share

        The Company presents both basic and diluted net loss per share. Basic net loss per share is based solely upon the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net loss per share is based upon the weighted average number of common shares and common-share equivalents outstanding during the year excluding those common-share equivalents where the impact to basic net loss per share would be anti-dilutive.

2. EARNINGS PER SHARE

        The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 as follows:

	For the Years Ended December 31,
	2012	2011	2010
Basic earnings per share calculation:
Net loss to common stockholders	$(17,907)	$(21,948)	$(85,175)
Weighted average common shares outstanding	14,058	11,617	10,627
Basic net loss per share	$(1.27)	$(1.89)	$(8.02)
Diluted earnings per share calculation:
Net loss to common stockholders	$(17,907)	$(21,948)	$(85,175)
Weighted average common shares outstanding	14,058	11,617	10,627
Common stock equivalents:
Stock options and non-vested stock awards(1)	—	—	—

Weighted average common shares outstanding	14,058	11,617	10,627
Diluted net loss per share	$(1.27)	$(1.89)	$(8.01)

(1)
Stock options and restricted stock units granted and outstanding of 1,048,117, 492,105 and 163,009 as of December 31, 2012, 2011 and 2010, respectively, are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company's net loss for these respective years.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

3. DISCONTINUED OPERATIONS

        In December 2010, the Company's Board of Directors approved a plan to divest the Company's wholly owned subsidiary Badger Transport, Inc. ("Badger"), which formerly comprised the Company's Logistics segment. The adverse effects of rail providers entering the heavy haul market for wind energy components as well as the effects of the global economic downturn had resulted in continued operating losses at Badger. Badger's intercompany revenues and expenses were not significant in the years ended December 31, 2012, 2011 or 2010. During the fourth quarter of 2010, the Company recorded an asset impairment charge of approximately $10,020 (pre-tax) to reduce the carrying value of the net assets held for sale to estimated fair value, and there were no material adjustments to that charge in 2011 or 2012. The impairment charge is included in "Loss before provision (benefit) for income taxes" in the table below.

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

        As of December 31, 2010, the assets and liabilities of Badger were reflected as held for sale. At December 31, 2010 these balances consisted of $1,847 of current assets, $6,847 of total assets, $1,775 of current liabilities, and $4,221 of total liabilities. These balances were eliminated as of the end of the first quarter of 2011 in conjunction with the sale of Badger. Results of operations for Badger, which are reflected as discontinued operations in the Company's consolidated statements of income for the twelve months ended December 31, 2012, 2011 and 2010, were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Revenues	$—	$435	$9,925
Loss before provision (benefit) for income taxes	—	(1,205)	(15,730)
Income tax provision (benefit)	—	1	(308)

Loss from discontinued operations	$—	$(1,206)	$(15,422)

4. RECENT ACCOUNTING PRONOUNCEMENTS

        The Company reviews new accounting standards as issued. Although some of the accounting standards issued or effective in the current fiscal year may be applicable to it, the Company believes that none of the new standards have a significant impact on its condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The activity in the accounts receivable allowance from continuing operations for the years ended December 31, 2012, 2011 and 2010 consists of the following:

	For the Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$438	$489	$1,631
Bad debt expense	136	1,036	1,011
Write-offs	(121)	(1,087)	(2,125)
Other adjustments	—	—	(28)

Balance at end of year	$453	$438	$489

6. INVENTORIES

        The components of inventories from continuing operations as of December 31, 2012 and 2011 are summarized as follows:

	As of December 31,
	2012	2011
Raw materials	$8,697	$11,943
Work-in-process	9,505	7,437
Finished goods	4,558	4,921

	22,760	24,301
Less: Inventory Reserve	(772)	(946)

Net inventories	$21,988	$23,355

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

7. PROPERTY AND EQUIPMENT

        The cost basis and estimated lives of property and equipment from continuing operations as of December 31, 2012 and 2011 are as follows:

	As of December 31,
	2012	2011	Life
Land	$2,352	$2,352
Buildings	23,541	23,574	39 years
Machinery and equipment	104,365	101,510	2-10 years
Office furniture and equipment	2,565	2,205	3-7 years
Leasehold improvements	4,470	3,565	Asset life or life of lease
Construction in progress	5,796	4,285

	143,089	137,491
Less-accumulated depreciation and amortization	(63,200)	(49,725)

	$79,889	$87,766

        During the fourth quarter of 2012, the Company continued to experience triggering events associated with the Services and Gearing segments' current period operating losses combined with their history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its long-lived assets associated with our Services and Gearing segments. Based upon the Company's assessment, the recoverable amount of undiscounted cash flows based upon the Company's most recent projections exceeded the carrying amount of invested capital by 70% and 44% for the Services & Gearing segments respectively, and no impairment to these assets was indicated as of December 31, 2012. The fair value of the carrying amount of the invested capital approximated its carrying value as of December 31, 2012.

        In conjunction with the Company's third quarter 2011 decision to sell the Brandon Facility referenced in Note 20, "Restructuring" of these consolidated financial statements, the Company has reclassified the associated land, building and fixtures valued at $8,000 from Property and Equipment to Assets Held for Sale. The Company reviewed the value of the Brandon Facility assets through the date of this Annual Report on Form 10-K and has determined that no further impairment charges were required. The Company entered into an agreement to sell the Brandon Facility on February 25, 2013. For more information, refer to Note 23 "Subsequent Events" of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

8. INTANGIBLE ASSETS

        As of December 31, 2012 and 2011, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	December 31, 2012				December 31, 2011
	Cost	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period
Intangible assets:
Customer relationships	$3,979	$(2,444)	$1,535	7.2	$3,979	$(1,084)	$2,895	10.8
Trade names	7,999	(2,080)	5,919	20.0	7,999	(1,680)	6,319	20.0

Intangible assets	$11,978	$(4,524)	$7,454	15.8	$11,978	$(2,764)	$9,214	17.0

        During the second quarter of 2012, the Company concluded that it was appropriate to shorten the useful life associated with a $2,216 portion of the customer relationships intangible assets and amortize it over one year, instead of over the remaining five years as previously assigned to this portion of the intangible assets. This resulted in accelerated amortization of $900 over the last six months of 2012.

        During the fourth quarter of 2012, the Company continued to experience a triggering event associated with the Gearing segment's current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its intangible assets associated with the Gearing segment. Based upon the Company's assessment, the recoverable amount and the fair value were in excess of the carrying amount of the related assets by 44%, and no impairment to these assets was indicated as of December 31, 2012.

        Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. Amortization expense was $1,759, $859 and $2,992 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, estimated future amortization expense is as follows:

2013	$1,552
2014	444
2015	444
2016	444
2017	444
2018 and thereafter	4,126

Total	$7,454

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

9. ACCRUED LIABILITIES

        Accrued liabilities as of December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011
Accrued payroll and benefits	$2,913	$2,762
Accrued property taxes	367	250
Income taxes payable	443	386
Accrued professional fees	526	433
Accrued warranty liability	707	983
Accrued environmental reserve	352	—
Accrued other	704	935

Total accrued liabilities	$6,012	$5,749

10. DEBT AND CREDIT AGREEMENTS

        The Company's outstanding debt balances as of December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011
Line of credit	955	—
Term loans and notes payable	3,308	6,999
Less—Current portion	(1,307)	(2,202)

Long-term debt, net of current maturities	$2,956	$4,797

        As of December 31, 2012, future annual principal payments on the Company's outstanding debt obligations were as follows:

2013	$1,307
2014	201
2015	150
2016	5
2017	—
2018 and thereafter	2,600

Total	$4,263

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

10. DEBT AND CREDIT AGREEMENTS (Continued)

Credit Facilities

AloStar Credit Facility

        On August 23, 2012, the Company and the Subsidiaries entered into a Loan and Security Agreement (the "Loan Agreement") with AloStar Bank of Commerce ("AloStar"), providing the Company and the Subsidiaries with a new $20,000 secured credit facility (the "Credit Facility"). The Credit Facility is a secured three-year asset-based revolving credit facility, pursuant to which AloStar will advance funds against a borrowing base consisting of approximately 85% of the face value of eligible receivables of the Company and the Subsidiaries and approximately 50% of the book value of eligible inventory of the Company and the Subsidiaries. Borrowings under the Credit Facility bear interest at a per annum rate equal to the one-month London Interbank Offered Rate ("LIBOR") plus a margin of 4.25%, with a minimum interest rate of 5.25% per annum. The Company must also pay an unused facility fee to AloStar equal to 0.50% per annum on the undrawn portion of the Credit Facility along with other standard fees. The initial term of the Loan Agreement ends on August 23, 2015.

        The Loan Agreement contains customary representations and warranties applicable to the Company and the Subsidiaries. It also contains a requirement that the Company, on a consolidated basis, maintain a minimum quarterly fixed charge coverage ratio and minimum quarterly earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments ("Adjusted EBITDA"), along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications.

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

        As described in greater detail below, the Company used the initial proceeds from the Credit Facility to (i) repay all outstanding obligations under the Wells Fargo credit facility established pursuant to the AP Agreements, (ii) repay all outstanding obligations under the ICB Notes, (iii) repay all outstanding obligations under the Company's Second Amended and Restated Promissory Note to J. Cameron Drecoll dated July 17, 2012 in the original principal amount of approximately $1,453, and (iv) pay fees and expenses associated with these transactions. The Company will use future proceeds from the Credit Facility to finance its ongoing general corporate needs.

        As of December 31, 2012, the total outstanding indebtedness under the Credit Facility was $955, The Company had the ability to borrow up to an additional $11,440 and the per annum interest rate was 5.25%. The Company was not in compliance with the fixed charge coverage ratio covenant under our credit agreement with AloStar (the "FCCR Covenant") as of December 31, 2012. On February 13, 2013, AloStar agreed to waive the Company's non-compliance with the FCCR Covenant as of December 31, 2012, and further agreed that it will not be required to be in compliance with the FCCR Covenant as of March 31, 2013, unless the Company has completed the disposition of the Brandon Facility prior to such date. Compliance with the FCCR Covenant is determined as of the end of each

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

10. DEBT AND CREDIT AGREEMENTS (Continued)

fiscal quarter; absent a further waiver from AloStar, the Company must be in compliance with the FCCR Covenant as of June 30, 2013 and as of the end of each fiscal quarter thereafter.

Great Western Bank Loans

        On April 28, 2009, Broadwind Towers entered into a Construction Loan Agreement with Great Western Bank ("GWB"), pursuant to which GWB agreed to provide up to $10,000 in financing (the "GWB Construction Loan") to fund construction of Broadwind Towers' wind tower manufacturing facility in Brandon, South Dakota (the "Brandon Facility"). Pursuant to a Change in Terms Agreement dated April 5, 2010 between GWB and Broadwind Towers, the GWB Construction Loan was converted to a term loan (the "GWB Term Loan") providing for monthly payments of principal plus interest, extending the maturity date to November 5, 2016, reducing the principal amount to $6,500, and changing the per annum interest rate to 8.5%.

        The GWB Term Loan is secured by a first mortgage on the Brandon Facility and all fixtures and proceeds relating thereto, pursuant to a Mortgage and a Commercial Security Agreement, each between Broadwind Towers and GWB, and by a Commercial Guaranty from the Company. In addition, the Company has agreed to subordinate all intercompany debt with Broadwind Towers to the GWB Term Loan. The documents evidencing and securing the GWB Term Loan contain representations, warranties and covenants that are customary for a term financing arrangement and contain no financial covenants. As of December 31, 2012, the total outstanding indebtedness under the GWB Term Loan was $3,860, which is recorded as Liabilities Held for Sale within the condensed consolidated balance sheet in light of the Company having initiated a process to sell the Brandon Facility. The Company was in compliance with all covenants associated with GWB Term Loan as of December 31, 2012.

Wells Fargo Account Purchase Agreements

        On September 29, 2010, the Company, the Subsidiaries and Badger entered into account purchase agreements (the "AP Agreements") with Wells Fargo Business Credit, a division of Wells Fargo Bank, N.A. ("Wells Fargo"). Under the terms of the AP Agreements, when requested by the Company, Wells Fargo would advance to the Subsidiaries approximately 80% of the face value of eligible receivables arising from sales of the Subsidiaries' products and services. The aggregate facility limit of the AP Agreements was $10,000. For Wells Fargo's services under the AP Agreements, the Subsidiaries agreed to pay Wells Fargo (i) a floating discount fee of the then-prevailing LIBOR plus 3.75% per annum on the sum of the outstanding financed accounts, (ii) an annual facility fee of 1% of the aggregate facility limit, and (iii) an annual unused line fee of 0.042% on the portion of the credit facility which was unused. The initial term of the AP Agreements was scheduled to end on September 29, 2013, with an early termination fee of up to 2% of the aggregate facility limit applicable if the AP Agreements were terminated prior to that date.

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

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

10. DEBT AND CREDIT AGREEMENTS (Continued)

Investors Community Bank Loans

        On April 7, 2008, one of the Company's former wholly-owned subsidiaries which was subsequently merged into Broadwind Towers executed four promissory notes with Investors Community Bank ("ICB") in the aggregate principal amount of approximately $3,781. Three of these notes were term notes, with initial principal balances totaling $2,049, bearing interest at fixed rates ranging from 5.65% to 6.85% per annum, with maturities ranging from October 2012 to April 2013 (collectively, the "ICB Notes"). The fourth note was a line of credit note, which has been repaid in full.

        On August 23, 2012, in connection with consummation of the Credit Facility as described above, the Company used proceeds of the Credit Facility to repay all outstanding obligations under the ICB Notes. Upon such repayment, the ICB Notes were cancelled and the mortgage securing the ICB Loans was released.

Selling Shareholder Notes

        On May 26, 2009, the Company entered into a settlement agreement (the "Settlement Agreement") with the three former owners of Brad Foote, including J. Cameron Drecoll, who served as the Company's Chief Executive Officer and a member of its Board of Directors until December 1, 2010. The Settlement Agreement related to the post-closing escrow established in connection with the Company's acquisition of Brad Foote. Under the terms of the Settlement Agreement, among other terms, the Company issued three promissory notes to the former owners in the aggregate principal amount of $3,000, bearing interest at a rate of 7% per annum and maturing on May 29, 2012.

        The notes issued to the former owners other than Mr. Drecoll, each with an original principal amount of $340, were repaid upon maturity in May 2012. Mr. Drecoll's note, with an original principal amount of $2,320, was amended on July 1, 2011, to (i) change the maturity date to January 10, 2014, (ii) increase the interest rate to 9% per annum, and (iii) amend the repayment schedule to amortize the principal amount outstanding over the remaining term of the note, beginning with payments commencing in the fourth quarter of 2011. Under the terms of the amendment, the Company reduced the principal amount outstanding under the note to $1,677. On July 17, 2012, the note was further amended to provide for payment of the remaining balance in two equal installments on October 10, 2012 and January 10, 2013, or sooner if the Company's cash balance and credit availability met certain thresholds.

        On August 23, 2012, in connection with the consummation of the Credit Facility as described above, the Company used proceeds of the Credit Facility to repay all outstanding obligations under Mr. Drecoll's note. Upon such repayment, the note was cancelled.

Other

        Included in Long Term Debt, Net of Current Maturities is $2,600 associated with the New Markets Tax Credit transaction described further in Note 19, "New Markets Tax Credit Transaction" of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

11. LEASES

        The Company leases various property and equipment under operating lease arrangements. Lease terms generally range from 3 to 15 years with renewal options for extended terms. Certain leases contain rent escalation clauses that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. Any lease concessions received by the Company are deferred and recognized as an adjustment to rent expense ratably over the minimum lease term. The Company is required to make additional payments under certain property leases for taxes, insurance and other operating expenses incurred during the operating lease period. Rental expense for the years ended December 31, 2012, 2011 and 2010 was $3,824, $4,779 and $4,289, respectively.

        In addition, the Company has entered into capital lease arrangements to finance property and equipment and assumed capital lease obligations in connection with certain acquisitions. The cost basis and accumulated depreciation of assets recorded under capital leases, which are included in property and equipment, are as follows as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Cost	$7,681	$6,264
Accumulated depreciation	(2,086)	(1,903)

Net book value	$5,595	$4,361

        Depreciation expense recorded in connection with assets recorded under capital leases was $687, $620, and $624 for the years ended December 31, 2012, 2011 and 2010, respectively.

        As of December 31, 2012, future minimum lease payments under capital leases and operating leases are as follows:

	Capital Leases	Operating Leases	Total
2013	$2,339	$3,167	$5,506
2014	443	3,016	3,459
2015	228	2,415	2,643
2016	2	2,447	2,449
2017	—	2,441	2,441
2018 and thereafter	—	19,605	19,605

Total	3,012	$33,091	$36,103

Less—portion representing interest at a weighted average annual rate of 6.9%	(154)

Principal	2,858
Less—current portion	(2,217)

Capital lease obligations, noncurrent portion	$641

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

        From time to time, the Company is subject to legal proceedings or claims arising from its normal course of operations. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of December 31, 2012, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company's financial condition or results of operations, although no assurance can be given with respect to the ultimate outcome of pending actions. Refer to Note 22 "Legal Proceedings" of these consolidated financial statements for further discussion of legal proceedings.

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

Liquidated Damages

        In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question. As a result of production delays experienced, the Company recorded charges of $527 related to liquidated damages for the year ended December 31, 2012. The

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

12. COMMITMENTS AND CONTINGENCIES (Continued)

Company does not believe that any additional potential exposure will have a material adverse effect on the Company's consolidated financial position or results of operations.

Other

        Collective bargaining agreements with the Company's Neville Island and Cicero unions are expected to remain in effect through February 2014 and October 2017, respectively. As of December 31, 2012, the Company's collective bargaining units represented approximately 23% of its workforce.

        The sale price from the sale of the Company's Badger subsidiary to BTI Logistics is subject to certain contingencies and indemnifications.

        On July 20, 2011, the Company executed a strategic financing transaction (the "NMTC Transaction") involving the following third parties: AMCREF Fund VII, LLC ("AMCREF"), a registered community development entity; COCRF Investor VIII, LLC ("COCRF"); and Capital One, National Association ("Capital One"). The NMTC Transaction allows the Company to receive below market interest rate funds through the federal New Markets Tax Credit ("NMTC") program, see Note 19, "New Markets Tax Credit Transaction" of these condensed consolidated financial statements. Pursuant to the NMTC Transaction, the gross loan and investment in the Gearbox Facility of $10,000 will generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One. The Gearbox Facility must operate and be in compliance with the terms and conditions of the NMTC Transaction during the seven year compliance period, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with the NMTC Transaction.

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

December 31, 2012, 2011, and 2010

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

Assets measured at fair value on a nonrecurring basis

        The fair value measurement approach for long-lived assets utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the Company's future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and a market-based approach based on the Company's market capitalization, and other subjective assumptions. During the fourth quarter of 2012 and 2011, the Company continued to identify triggering events associated with the Company's current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company's assessment, no impairment to these assets was identified as of December 31, 2012 or December 31, 2011.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

14. INCOME TAXES

        The provision for income taxes for the years ended December 31, 2012, 2011 and 2010 consists of the following:

	For the Years Ended December 31,
	2012	2011	2010
Current provision
Federal	$—	$—	$—
Foreign	—	5	4
State	26	63	62

Total current provision	26	68	66

Deferred credit
Federal	(5,882)	(9,149)	(23,871)
State	(386)	(1,222)	(6,076)

Total deferred credit	(6,268)	(10,371)	(29,947)

Increase in deferred tax valuation allowance	6,268	10,371	29,721

Total provision (benefit) for income taxes	$26	$68	$(160)

        The increase in the deferred tax valuation allowance was $6,268, $10,371 and $29,721 for the years ended December 31, 2012, 2011 and 2010, respectively. The change in the deferred tax valuation allowance in 2012 was the result of an increase to the deferred tax assets pertaining to additional federal and state net operating losses, partially offset by a decrease in the deferred tax rate used to measure temporary differences at December 31, 2011. The change in the deferred tax valuation allowance in 2011 was the result of an increase to the deferred tax assets pertaining to additional federal and state net operating losses. The change in the deferred tax valuation allowance in 2010 was the result of a significant increase to deferred tax assets in connection with the impairment of goodwill and intangible assets, and additional federal and state net operating losses.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

14. INCOME TAXES (Continued)

        The tax effects of the temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of December 31,
	2012	2011
Current deferred income tax assets:
Accrual and reserves	$4,601	$3,526

Total current deferred tax assets	4,601	3,526
Valuation allowance	(4,601)	(3,526)

Current deferred tax assets, net of valuation allowance	—	—
Noncurrent deferred income tax assets:
Net operating loss carryforwards	$61,275	$55,397
Intangible assets	33,517	36,570
Other	166	110

Total noncurrent deferred tax assets	94,958	92,077
Valuation allowance	(92,760)	(88,165)

Noncurrent deferred tax assets, net of valuation allowance	2,198	3,912
Noncurrent deferred income tax liabilities:
Fixed assets	$(2,198)	$(3,912)
Intangible assets	—	—

Total noncurrent deferred tax liabilities	(2,198)	(3,912)

Net deferred income tax liability	$—	$—

        Valuation allowances of $97,361 and $91,691 have been provided for deferred income tax assets for which realization is uncertain as of December 31, 2012 and 2011, respectively. A reconciliation of the beginning and ending amounts of the valuation was as follows:

Valuation allowance as of December 31, 2011	$(91,691)
Gross increase for current year activity	(7,897)
Gross decrease for deferred rate change	2,227

Valuation allowance as of December 31, 2012	$(97,361)

        As of December 31, 2012, the Company had federal net operating loss carryforwards of approximately $153,629 expiring in various years through 2032. The majority of the net operating loss carryforwards will expire in various years from 2028 through 2032.

        As of December 31, 2012, the Company had unapportioned state net operating losses in the aggregate of approximately $153,629, expiring in various years from 2021 through 2032, based upon various net operating loss carryforward periods as designated by the different taxing jurisdictions.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

14. INCOME TAXES (Continued)

        The reconciliation of the tax (benefit) provision computed at the statutory rate to the effective tax rate is as follows:

	For the Year Ended December 31,
	2012	2011	2010
Statutory U.S. federal income tax rate	34.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.3	5.0	3.2
Permanent differences	(1.3)	(1.5)	(0.5)
Change in valuation allowance	(34.1)	(38.7)	(37.5)
Change in uncertain tax positions	(0.1)	(0.1)	—
Other	0.1	—	0.1

Effective income tax rate	(0.1)%	(0.3)%	0.3%

        The Company accounts for the uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken, or expected to be taken, in a tax return that is required to be met before being recognized in the financial statements. The changes in the Company's uncertain income tax positions for the years ended December 31, 2012 and 2011 consisted of the following:

	For the Year Ended December 31,
	2012	2011
Beginning balance	$417	$382
Tax positions related to current year:
Additions	—	—
Reductions	—	—

	—	—
Tax positions related to prior years:
Additions	37	35
Reductions	—	—
Settlements	—	—
Lapses in statutes of limitations	—	—
Additions from current year acquisitions	—	—

	37	35

Ending balance	$454	$417

        The amount of unrecognized tax benefits at December 31, 2012 that would affect the effective tax rate if the tax benefits were recognized was $454.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

14. INCOME TAXES (Continued)

        It is the Company's policy to include interest and penalties in tax expense. During the years ended December 31, 2012 and 2011, the Company recognized and accrued approximately $37 and $35, respectively, of interest and penalties.

        The Company files income tax returns in the U.S. federal and state jurisdictions. As of December 31, 2012, open tax years in the federal and some state jurisdictions date back to 1996 due to the taxing authorities' ability to adjust operating loss carryforwards. During 2011, the Company closed an audit initiated by the Internal Revenue Service of its federal tax returns for the tax years ended December 31, 2008 and 2009. Although these periods have been audited, they continue to remain open until all net operating losses generated in those tax years have either been utilized or expire.

        It is reasonably possible that unrecognized tax benefits will decrease by up to approximately $250 as a result of the expiration of the statute of limitations within the next 12 months. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the "IRC"), generally imposes an annual limitation on the amount of net operating loss carryforwards and associated built-in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company's ability to utilize net operating loss carryforwards and built-in losses may be limited, under this section or otherwise, by the Company's issuance of common stock or by other changes in stock ownership. Upon completion of the Company's analysis of IRC Section 382, the Company has determined that in a prior year aggregate changes in stock ownership have triggered an annual limitation of net operating loss carryforwards and built-in losses available for utilization. Although this event limits the amount of pre-ownership change date net operating loss and built-in losses the Company can utilize annually, it would not preclude the Company from fully utilizing its current carryforwards prior to their expiration. To the extent the Company's use of net operating loss carryforwards and associated built-in losses is significantly limited in the future due to additional changes in stock ownership, the Company's income could be subject to U.S. corporate income tax earlier than it would if the Company were able to use net operating loss carryforwards and built-in losses without such annual limitation, which could result in lower profits and the loss of benefits from these attributes.

15. STOCKHOLDERS' EQUITY

        On September 21, 2011, the Company completed a public offering of its common stock, par value $0.001 per share, at an offering price of $4.00 per share. In the offering, the Company sold 32,500 newly issued shares of its common stock for approximately $12,155 in proceeds, after deducting underwriting discounts, but before deducting other offering related costs. In connection with the offering, the Company incurred $458 in costs associated with professional and other offering related expenses, which have been netted against the proceeds received in additional paid-in capital in the Company's consolidated balance sheet as of December 31, 2011.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

16. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plan

2007 Equity Incentive Plan

        The Company has granted incentive stock options and other equity awards pursuant to the Amended and Restated Broadwind Energy, Inc. 2007 Equity Incentive Plan (the "2007 EIP"), which was approved by the Company's Board of Directors in October 2007 and by the Company's stockholders in June 2008. The 2007 EIP has been amended periodically since its original approval. Specifically, (i) the 2007 EIP was amended by the Company's stockholders in June 2009 to increase the number of shares of common stock authorized for issuance under the 2007 EIP, (ii) the 2007 EIP was further amended and restated in March 2011 by the Company's Board of Directors to limit share recycling under the 2007 EIP, to include a minimum vesting period for time-vesting restricted stock awards and restricted stock units ("RSU's") and to add a clawback provision, and (iii) the 2007 EIP was further amended at the Company's Annual Meeting of Stockholders on May 4, 2012 to increase the number of shares of common stock authorized for issuance under the 2007 EIP to provide sufficient authorized shares to settle certain awards granted in December 2011.

        The 2007 EIP reserved 691,051 shares of the Company's common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depend to a large degree. As of December 31, 2012, the Company had reserved 121,458 shares for issuance upon the exercise of stock options outstanding and 401,715 shares for issuance upon the vesting of RSU awards outstanding. As of December 31, 2012, 91,228 shares of common stock reserved for stock options and RSU awards under the 2007 EIP have been issued in the form of common stock.

2012 Equity Incentive Plan

        On March 8, 2012, the Company's Board of Directors approved the Broadwind Energy, Inc. 2012 Equity Incentive Plan (the "2012 EIP;" together with the 2007 EIP, the "Equity Incentive Plans"), and at the Company's Annual Meeting of Stockholders on May 4, 2012, the Company's stockholders approved the adoption of the 2012 EIP. The purposes of the 2012 EIP are (i) to align the interests of the Company's stockholders and recipients of awards under the 2012 EIP by increasing the proprietary interest of such recipients in the Company's growth and success, (ii) to advance the interests of the Company by attracting and retaining officers, other employees, non-employee directors, and independent contractors, and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders. Under the 2012 EIP, the Company may grant (i) non-qualified stock options, (ii) "incentive stock options" (within the meaning of IRC Section 422), (iii) stock appreciation rights, (iv) restricted stock and RSU's; and (v) performance awards.

        The 2012 EIP reserves 1,200,000 shares of the Company's common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of December 31, 2012, the Company had reserved 164,997 shares for issuance upon the exercise of stock options outstanding, 359,947 shares for issuance upon the vesting of RSU awards outstanding, and 675,056 additional shares for future awards under the 2012

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

16. SHARE-BASED COMPENSATION (Continued)

EIP. As of December 31, 2012, no shares of common stock reserved for stock options and RSU awards under the 2012 EIP have been issued in the form of common stock.

        Stock Options.    The exercise price of stock options granted under the Equity Incentive Plans is equal to the closing price of the Company's common stock on the date of grant. Stock options generally become exercisable on the anniversary of the grant date, with vesting terms that may range from one to five years from the date of grant. Additionally, stock options expire ten years after the date of grant. The fair value of stock options granted is expensed ratably over their vesting term.

        Restricted Stock Units.    The granting of RSU's is provided for under the Equity Incentive Plans. RSU's generally vest on the anniversary of the grant date, with vesting terms that may range from one to five years from the date of grant. The fair value of each RSU granted is equal to the closing price of the Company's common stock on the date of grant and is generally expensed ratably over the vesting term of the RSU award.

        Stock option activity during the years ended December 31, 2012, 2011 and 2010 under the Equity Incentive Plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2009	140,216	$110.80
Granted	46,483	36.50
Exercised	—	—
Forfeited	(64,777)	93.70
Cancelled	(30,203)	103.70

Outstanding as of December 31, 2010	91,719	$87.50

Granted	44,726	13.60
Exercised	—	—
Forfeited	(6,357)	99.60
Cancelled	(2,583)	132.60

Outstanding as of December 31, 2011	127,505	$60.10

Granted	164,997	3.39
Exercised	—	—
Forfeited	(6,047)	89.61
Cancelled	—

Outstanding as of December 31, 2012	286,455	$26.80	8.39	$—

Exercisable as of December 31, 2012	63,502	$80.54	6.59	$—

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

16. SHARE-BASED COMPENSATION (Continued)

        The following table summarizes information with respect to all outstanding and exercisable stock options under the Equity Incentive Plans as of December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price or Range	Number of options outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$3.39	164,997	$3.39	9.3 years	—	$—
$13.50 - $77.80	84,008	24.94	7.8 years	32,470	30.78
$80.00 - 182.00	37,450	134.11	5.5 years	31,032	132.61

	286,455	$26.80	8.4 years	63,502	$80.54

        The following table summarizes information with respect to outstanding restricted stock units as of December 31, 2012, 2011 and 2010:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2009	27,915	$87.60
Granted	70,937	$31.20
Vested	(14,349)	$57.10
Forfeited	(13,213)	$69.50

Outstanding as of December 31, 2010	71,290	$40.90

Granted	321,174	$9.50
Vested	(18,770)	$40.90
Forfeited	(9,094)	$45.80

Outstanding as of December 31, 2011	364,600	$13.16

Granted	515,070	$3.08
Vested	(50,549)	$21.72
Forfeited	(67,459)	$10.48

Outstanding as of December 31, 2012	761,662	$6.01

        The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company's determination of the fair value of each stock option is affected by its stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

16. SHARE-BASED COMPENSATION (Continued)

during the years ended December 31, 2012, 2011 and 2010, and assumptions used to value stock options, are as follows:

	For the Years Ended December 31,
	2012	2011	2010
Dividend yield	—	—	—
Risk-free interest rate	1.1%	2.6%	2.5%
Weighted average volatility	99.98	96.06%	91.48%
Expected life (in years)	6.3	6.3	6.3
Weighted average grant date fair value per share of options granted	$2.70	$10.72	$27.50

        Dividend yield is zero as the Company currently does not pay a dividend.

        Risk-free rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life of the award.

        During the years ended December 31, 2012, 2011 and 2010, the Company utilized a standard volatility assumption of 99.98%, 96.06% and 91.48%, respectively, for estimating the fair value of stock options awarded based on volatility averages of the company's stock price.

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

        During the years ended December 31, 2012, 2011 and 2010, the Company utilized a forfeiture rate of 25% for estimating the forfeitures of stock options granted.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

16. SHARE-BASED COMPENSATION (Continued)

        The following table summarizes share-based compensation expense included in the Company's consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 as follows:

	For the Years Ended December 31,
	2012	2011	2010
Share-based compensation expense:
Selling, general and administrative	$2,833	$1,906	$1,668
Income tax benefit(1)	—	—	—

Net effect of share-based compensation expense on net loss	$2,833	$1,906	$1,668

Reduction in earnings per share:
Basic and diluted earnings per share(2)	$0.20	$0.16	$0.16

(1)
Income tax benefit is not illustrated because the Company is currently operating at a loss and an actual income tax benefit was not realized for the years ended December 31, 2012, 2011 and 2010. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the valuation allowance.

(2)
Diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 does not include common stock equivalents due to their anti-dilutive nature as a result of the Company's net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

        As of December 31, 2012, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and restricted stock units, in the amount of approximately $2,877 will be recognized through the year 2016. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

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

Towers and Weldments

        The Company manufactures towers for wind turbines, specifically the large and heavier wind towers that are designed for 2 MW and larger wind turbines. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

17. SEGMENT REPORTING (Continued)

energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 500 towers, sufficient to support turbines generating more than 1,200 MW of power. This product segment also encompasses the manufacture of specialty fabrications and specialty weldments for mining and other industrial customers.

Gearing

        The Company engineers, builds and remanufactures precision gears and gearing systems for wind, oil and gas, mining and other industrial applications. The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment in Neville Island, Pennsylvania.

Services

        The Company offers a comprehensive range of services, primarily to wind farm developers and operators. The Company specializes in non-routine maintenance services for both kilowatt and megawatt turbines. The Company also offers comprehensive field services to the wind industry. The Company is increasingly focusing its efforts on the identification and/or development of product and service offerings which will improve the reliability and efficiency of wind turbines, and therefore enhance the economic benefits to its customers. The Company provides wind services across the U.S., with primary service locations in South Dakota and Texas. In February 2011, the Company put into operation the Abilene Service Facility, which is focused on servicing the growing installed base of MW wind turbines as they come off warranty and to a limited extent, industrial gearboxes requiring precision repair and testing.

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

        The accounting policies of the reportable segments are the same as those referenced in Note 1, "Description of Business and Summary of Significant Accounting Policies" of these consolidated financial statements. Summary financial information by reportable segment is as follows:

	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated
2012:
Revenues from external customers	$135,221	$53,566	$21,920	$—	$—	$210,707
Intersegment revenues(1)	—	2,094	186	—	(2,280)	—
Operating profit (loss)	2,766	(7,626)	(4,185)	(8,260)	8	(17,297)
Depreciation and amortization	3,676	10,955	1,841	65	—	16,537
Capital expenditures	629	3,175	1,307	627	—	5,738
Assets held for sale	8,042	—	—	—	—	8,042
Total assets	58,843	71,371	13,976	308,336	(309,616)	142,910

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

17. SEGMENT REPORTING (Continued)

	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated
2011:
Revenues from external customers	$116,868	$52,750	$16,236	$—	$—	$185,854
Intersegment revenues(1)	58	1,546	55	—	(1,659)	—
Operating profit (loss)	5,187	(10,733)	(5,247)	(9,593)	(43)	(20,429)
Depreciation and amortization	3,508	9,922	937	167	—	14,534
Capital expenditures	526	287	3,829	66	—	4,708
Assets held for sale	8,052	—	—	—	—	8,052
Total assets	76,237	80,642	15,752	317,413	(317,153)	172,891

	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated
2010:
Revenues from external customers	$76,115	$48,783	$11,998	$—	$—	$136,896
Intersegment revenues(1)	35	213	92	—	(340)	—
Operating (loss)	(11,436)	(13,678)	(34,747)	(9,363)	(3)	(69,227)
Depreciation and amortization	3,416	9,970	2,909	168	—	16,463
Capital expenditures	2,113	1,398	3,283	99	—	6,893
Assets held for sale	—	—	—	6,847	—	6,847
Total assets	77,952	88,995	9,294	345,645	(338,380)	183,506

(1)
Intersegment revenues generally include a 10% markup over costs and primarily consist of sales from Gearing to Services. Gearing sales to Services totaled $2,094, $1,546, and $213 for the years ended December 31, 2012, 2011 and 2010, respectively.

        The Company generates revenues entirely from transactions completed in the U.S. and its long-lived assets are all located in the U.S. All intercompany revenue is eliminated in consolidation. During 2012, three customers each accounted for more than 10% of total net revenues. These three customers accounted for revenues of $69,950, $28,618 and $22,731 respectively, and were reported within the Towers and Weldments segment. During the years ended December 31, 2012, 2011, and 2010, five customers accounted for 67%, 76% and 78%, respectively, of total net revenues.

18. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plans

        The Company offers a 401(k) retirement savings plan to all eligible employees who may elect to contribute a portion of their salary on a pre-tax basis, subject to applicable statutory limitations. Participating non-union employees are eligible to receive safe harbor matching contributions equal to 100% of the first 3% of the participant's elective deferral contributions and 50% of the next 2% of the participant's elective deferral contributions. In accordance with the collective bargaining agreements in

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

18. EMPLOYEE BENEFIT PLANS (Continued)

place at its two union locations, the Company's Illinois-based union employees are eligible to receive a discretionary match in an amount up to 50% of each participant's first 4% of elective deferral contributions, and the Company's Pennsylvania-based union employees are eligible to receive a discretionary match in an amount up to 100% of each participant's first 3% and 50% of the next 2% of elective deferral contributions. The Company has the discretion, subject to applicable statutory requirements, to fund any matching contribution with a contribution to the plan of the Company's common stock. Starting in second quarter of 2011 and through the fourth quarter of 2011, the Company funded matching contributions in cash. Beginning with the first quarter 2012, the Company resumed funding matching contributions in the form of the Company's common stock. Under the plan, elective deferrals and basic company matching will be 100% vested at all times.

        For the years ended December 31, 2012, 2011 and 2010, the Company recorded expense under these plans of approximately $661, $636 and $636, respectively.

Deferred Compensation Plan

        The Company maintains a deferred compensation plan for certain key employees and nonemployee directors, whereby certain wages earned, compensation for services rendered, and discretionary company-matching contributions may be deferred and deemed to be invested in the Company's common stock. Changes in the fair value of the plan liability are recorded as charges or credits to compensation expense. Compensation expense associated with the deferred compensation plan recorded during the years ended December 31, 2012, 2011, and 2010, was ($12), ($45) and ($154), respectively. The fair value of the plan liability to the Company is included in accrued liabilities in the Company's consolidated balance sheets. As of December 31, 2012 and 2011, the fair value of plan liability to the Company was $12 and $39, respectively.

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

        The NMTC regulations permit taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities. The NMTC Transaction could generate $3,900 in tax credits, which the Company has made available under the structure by passing them through to Capital One. The proceeds have been applied to the Company's investment in the Gearbox Facility assets and operating costs, as permitted under the NMTC program.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

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

        The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company's condensed consolidated balance sheet. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One's interest in the third quarter of 2018. Capital One may exercise an option to put its investment and receive $130 from the Company. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company expects that Capital One will exercise the put option at the end of the tax credit recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

        The Company has determined that two pass-through financing entities created under this transaction structure are variable interest entities ("VIE's"). The ongoing activities of the VIE's—collecting and remitting interest and fees and complying with NMTC program requirements—were considered in the initial design of the NMTC Transaction and are not expected to significantly affect economic performance throughout the life of the VIE's. Management also considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees under the transaction structure, Capital One's lack of a material interest in the underlying economics of the project, and the fact that the Company is obligated to absorb losses of the VIE's. The Company has concluded that it is required to consolidate the VIE's because the Company has both (i) the power to direct those matters that most significantly impact the activities of each VIE and (ii) the obligation to absorb losses or the right to receive benefits of each VIE.

        The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One's net contribution of $2,600 is included in Long Term Debt, Net of Current Maturities in the condensed consolidated balance sheet. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred.

20. RESTRUCTURING

        During the third quarter of 2011, the Company conducted a review of its business strategies and product plans based on the outlook for the economy at large, the forecast for the industries it serves, and its business environment. The Company concluded that its manufacturing footprint and fixed cost

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

20. RESTRUCTURING (Continued)

base were too large and expensive for its medium-term needs and has begun restructuring its facility capacity and its management structure to consolidate and increase the efficiencies of its operations.

        The Company is executing a plan to reduce its facility footprint by approximately 40% through the sale and/or closure through the end of 2014 of facilities comprising a total of approximately 600,000 square feet. To date, the Company has reached agreement to close or reduce its leased presence at five facilities and achieve an eventual reduction of approximately 250,000 square feet. The Company believes the remaining locations will be sufficient to support its Towers and Weldments, Gearing, Services and general corporate and administrative activities, while allowing for growth for the next several years.

        As part of this plan, in the third quarter of 2011, the Company determined that the Brandon Facility should be sold, and as a result the Company has reclassified the Brandon Facility land, building and fixtures valued at approximately $8,000 from Property and Equipment to Assets Held for Sale. In addition, the related indebtedness associated with the Brandon Facility of $4,583 was reclassified in the third quarter of 2011 from Long-Term Debt Net of Current Maturities and Current Maturities of Long-Term Debt to Liabilities Held for Sale. The Company had previously recorded an impairment charge of $13,326 in the fourth quarter of 2010 to bring these assets to fair value, and no further impairment charges have been recorded. The Company entered into an agreement to sell the Brandon Facility on February 25, 2013. For more information, refer to Note 23 "Subsequent Events" of these consolidated financial statements.

        In the third quarter of 2012, the Company identified a $352 liability associated with the planned sale of one of its Cicero, Illinois manufacturing facilities. The liability is associated with environmental remediation costs that were identified while preparing the site for sale. The expenses associated with this liability have been recorded as a restructuring charge. This facility does not meet the criteria for Held for Sale classification.

        To date, the Company has incurred $5,966 of costs in conjunction with its restructuring plan .The Company expects to incur restructuring costs associated with the restructuring plan totaling an estimated $14,872. Costs are expected to include $5,959 in capital expenditures and $8,913 in expenses, of which $3,717 is anticipated to be non-cash expenses and $5,196 is anticipated to be cash expenses.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

20. RESTRUCTURING (Continued)

Net proceeds from associated asset sales, projected to be approximately $7,200, will be used to fund cash costs.

	2011 Actual	2012 Actual	Total Incurred	Total Projected
Capital expenditures:
Gearing	$5	$2,072	$2,077	$5,135
Corporate	—	524	524	824

Total capital expenditures	5	2,596	2,601	5,959
Cash expenses:
Cost of sales:
Gearing	131	308	439	3,091
Services	—	225	225	425

Total cost of sales	131	533	664	3,516
Selling, general, and administrative expenses:
Towers	—	130	130	130
Gearing	35	520	555	555
Services	—	40	40	40
Corporate	406	49	455	955

Total selling, general and administrative expenses	441	739	1,180	1,680
Non-cash expenses:
Gearing	247	1,166	1,413	3,609
Services	—	58	58	58
Corporate	50	—	50	50

Total non-cash expenses	297	1,224	1,521	3,717

Grand total	$874	$5,092	$5,966	$14,872

21. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

        The following table provides a summary of selected financial results of operations by quarter for the years ended December 31, 2012 and 2011 as follows:

2012	First	Second	Third	Fourth
Revenues	$54,443	$56,311	$55,045	$44,908
Gross profit	2,232	1,659	2,715	230
Operating loss	(3,941)	(4,159)	(3,527)	(5,670)
Loss from continuing operations, net of tax	(3,860)	(4,231)	(3,938)	(5,878)
Net loss	(3,860)	(4,231)	(3,938)	(5,878)
Loss from continuing operations per share:
Basic and Diluted	(0.28)	(0.30)	(0.28)	(0.41)
Net loss per share:
Basic and Diluted	$(0.28)	$(0.30)	$(0.28)	$(0.41)

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

21. QUARTERLY FINANCIAL SUMMARY (UNAUDITED) (Continued)

2011	First	Second	Third	Fourth
Revenues	$43,530	$39,332	$47,899	$55,093
Gross profit	2,579	2,932	712	964
Operating loss	(3,973)	(4,311)	(6,244)	(5,901)
Loss from continuing operations, net of tax	(4,053)	(4,401)	(6,586)	(5,702)
Net loss	(5,180)	(4,458)	(6,586)	(5,724)
Loss from continuing operations per share:
Basic and Diluted	(0.38)	(0.41)	(0.60)	(0.41)
Net loss per share:
Basic and Diluted	$(0.48)	$(0.42)	$(0.60)	$(0.40)

22. LEGAL PROCEEDINGS

Shareholder Lawsuits

        On February 11, 2011, a putative class action was filed in the United States District Court for the Northern District of Illinois, Eastern Division (the "Court"), against the Company and certain of its current or former officers and directors. The lawsuit was purportedly brought on behalf of purchasers of the Company's common stock between March 17, 2009 and August 9, 2010. A lead plaintiff was appointed and an amended complaint was filed on September 13, 2011. The amended complaint named as additional defendants certain of the Company's current and former directors, certain Tontine entities, and Jeffrey Gendell, a principal of Tontine. The complaint sought to allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, and/or Section 20(a) of the Exchange Act by issuing or causing to be issued a series of allegedly false and/or misleading statements concerning the Company's financial results, operations, and prospects, including with respect to the January 2010 secondary public offering of the Company's common stock. The plaintiffs alleged that the Company's statements were false and misleading because, among other things, the Company's reported financial results during the class period allegedly violated generally accepted accounting principles because they failed to reflect the impairment of goodwill and other intangible assets, and the Company allegedly failed to disclose known trends and other information regarding certain customer relationships at Brad Foote. In support of their claims, the plaintiffs relied in part upon six alleged confidential informants, all of whom are alleged to be former employees of the Company. On November 18, 2011, the Company filed a motion to dismiss. On April 19, 2012, the Court granted in part and denied in part the Company's motion. The Court dismissed all claims with prejudice against each of the named current and former officers except for J. Cameron Drecoll and held that the plaintiffs had failed to state a claim for any alleged misstatements made after March 19, 2010. In addition, the Court dismissed all claims with prejudice against the named Tontine entities and Mr. Gendell. The Court denied the motion with respect to certain of the claims asserted against the Company and Mr. Drecoll. The Company filed its answer and affirmative defenses on May 21, 2012. On June 22, 2012, the plaintiffs filed a motion for class certification which is not fully briefed. The parties have reached agreement in principle on a settlement of the matter in the amount of $3,915, which is payable by the Company's insurance carrier. The parties are currently engaged in negotiating the settlement documents.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

22. LEGAL PROCEEDINGS (Continued)

        Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the Court against certain of the Company's current and former officers and directors, and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the January 2010 secondary public offering of the Company's common stock. One of the lawsuits also alleges that certain directors violated Section 14(a) of the Exchange Act in connection with the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders. Two of the matters pending in the federal court were subsequently consolidated, and on May 15, 2012, the Court granted the defendants' motion to dismiss the consolidated cases and also entered an order dismissing the third case. The Company received a request from the Tontine defendants for indemnification in the derivative suits and the class action lawsuit from Tontine and/or Mr. Gendell pursuant to various agreements related to shares owned by Tontine. The Company maintains directors and officers liability insurance; however, the costs of indemnification for Mr. Gendell and/or Tontine would not be covered by any Company insurance policy. Because of the preliminary nature of these lawsuits, the Company is not able to estimate a loss or range of loss, if any, that may be incurred in connection with this matter at this time.

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

Environmental

        The Company is aware of an investigation commenced by the United States Attorney's Office, Northern District of Illinois ("USAO"), for potential violation of federal environmental laws. On February 15, 2011, pursuant to a search warrant, officials from the United States Environmental Protection Agency ("USEPA") entered and conducted a search of one of Brad Foote's facilities in Cicero, Illinois (the "Cicero Facility"), in connection with the alleged improper disposal of industrial wastewater to the sewer. Also on or about February 15, 2011, in connection with the same matter, the Company received a grand jury subpoena requesting testimony and the production of certain documents relating to the Cicero Facility's past compliance with certain environmental laws and regulations relating to the generation, discharge and disposal of wastewater from certain of its processes between 2004 and the present. On or about February 23, 2011, the Company received another grand jury subpoena relating to the same investigation, requesting testimony and the

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

22. LEGAL PROCEEDINGS (Continued)

production of certain other documents relating to certain of the Cicero Facility's employees, environmental and manufacturing processes, and disposal practices. On April 5, 2012, the Company received a letter from the USAO requesting the production of certain financial records from 2008 to the present. The Company has completed its response to the subpoenas and to the USAO's request. The Company has also voluntarily instituted corrective measures at the Cicero Facility, including changes to its wastewater disposal practices. On April 12, 2012, the Company received a letter from the USAO advising it that Brad Foote is a target of the criminal investigation of the Cicero Facility, and requesting that Brad Foote agree to a tolling of the applicable statute of limitations for any criminal charges relating to the investigation. Subsequently, Brad Foote has agreed to the tolling of the applicable statute of limitations for any criminal charges relating to the investigation through April 18, 2013. There can be no assurances that the conclusion of the investigation will not result in a determination that the Company has violated applicable environmental, health and safety laws and regulations. Any violations found, or any criminal or civil fines, penalties and/or other sanctions imposed could be substantial and materially and adversely affect the Company. The Company had recorded a liability of $675 at December 31, 2010, which represented the low end of its estimate of remediation-related costs and expenses; as of December 31, 2012, those initial costs have been incurred, and additional costs have been expensed as incurred. No additional remediation related expenses are anticipated or have been accrued; however, the outcome of the investigation, the liability in connection therewith, and the impact to the Company's operations cannot be predicted at this time. No estimate regarding the loss or range of loss, if any, that may be incurred in connection with this matter is possible at this time.

23. SUBSEQUENT EVENTS

Stockholders Rights Plan

        In February 2013 the Company's Board of Directors approved the adoption of a stockholders rights plan (the "Rights Plan") designed to preserve its net operating loss carryforwards and other tax benefits under Section 382 of the Internal Revenue Code. In connection with the adoption of the Rights Plan, the Board of Directors declared a non-taxable dividend of one preferred share purchase right (a "Right") for each outstanding share of Broadwind common stock to the Company's stockholders of record as of the close of business on February 22, 2013. After the Rights Plan takes effect on February 22, 2013, any person or group that acquires beneficial ownership of 4.9% or more of the Company's common stock without Board of Directors approval would be subject to significant dilution in the ownership interest of that person or group. Stockholders who currently own 4.9% or more of the outstanding shares of Broadwind common stock will not trigger the preferred share purchase rights unless they acquire additional shares. The Rights Plan is subject to shareholder approval. The Company intends to submit the Rights Plan for stockholder approval at its 2013 Annual Meeting of Stockholders.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011, and 2010

(in thousands, except share and per share data)

23. SUBSEQUENT EVENTS (Continued)

Sale of Brandon Facility

        On February 25, 2013, the Company entered into an agreement to sell the real property, trade fixtures and certain personal property comprising the Brandon Facility for $12,300, an amount that exceeds the carrying value of the related assets. The purchaser is required to make a $500 earnest money deposit within three business days after the effective date of the agreement. The agreement is subject to customary due diligence inspections and ratification by the purchaser's board of directors. Subject to these contingencies, the Company anticipates that the transaction will close in the first half of 2013.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Share Exchange Agreement dated as of November 7, 2005 among Blackfoot Enterprises, Inc., Tower Tech Systems Inc. and the shareholders of Tower Tech Systems Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 21, 2005)
2.2
Stock Purchase Agreement dated as of September 13, 2007 among the Company, R. B. A. Inc. and the shareholders of R. B. A. Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 17, 2007)
2.3
Stock Purchase Agreement dated as of August 22, 2007 among the Company, Brad Foote Gear Works, Inc. and the shareholders of Brad Foote Gear Works, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed August 24, 2007)
2.4
Stock Purchase Agreement dated as of April 24, 2008 among the Company, Badger Transport, Inc. and the shareholders of Badger Transport, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 30, 2008)
2.5
Membership Interest Purchase Agreement dated as of December 9, 2007 among the Company, Energy Maintenance Service, LLC, and the members of Energy Maintenance Service, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 13, 2007)
2.6
Amendment No. 1 dated as of January 8, 2008 to Membership Interest Purchase Agreement dated as of December 9, 2007 among the Company, Energy Maintenance Service, LLC, and the members of Energy Maintenance Service, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 14, 2008)
2.7
Stock Purchase Agreement dated as of March 4, 2011 among the Company, Badger Transport, Inc. and BTI Logistics, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 10, 2011)
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 23, 2012)
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 5, 2010)
10.1
Form of Irrevocable Proxy of each of Christopher Allie, Raymond L. Brickner, III, Terence P. Fox and Daniel P. Wergin, each dated March 1, 2007, pursuant to Securities Purchase Agreement among Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P. and Tower Tech Holdings Inc. dated as of March 1, 2007 (incorporated by reference to Exhibit 5 to Schedule 13D filed by Tontine Capital Partners, L.P., Tontine Capital Management, L.L.C., Tontine Capital Overseas Master Fund, L.P., Tontine Capital Overseas GP, L.L.C. and Jeffrey L. Gendell on March 5, 2007)

Exhibit Number	Description
10.2	Proxy Agreement dated August 22, 2007 among Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P., J. Cameron Drecoll, Patrick Rosmonowski, Dennis Palmer and Noel Davis (incorporated by reference to Exhibit 4 to Schedule 13D filed by J. Cameron Drecoll on October 26, 2007)
10.3
Lease Agreement dated December 26, 2007 between Tower Tech Systems Inc. and City Centre, LLC (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.4
Purchase Agreement Addendum dated as of February 11, 2008 between Brad Foote Gear Works, Inc. and BFG Cicero LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 21, 2008)
10.5
Assignment and Assumption of Purchase Agreement dated as of February 11, 2008 between Brad Foote Gear Works, Inc. and 1309 South Cicero Avenue, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 21, 2008)
10.6
Purchase Agreement Addendum dated as of February 11, 2008 between Brad Foote Gear Works, Inc. and BFG Pittsburgh LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 21, 2008)
10.7
Assignment and Assumption of Purchase Agreement dated as of February 11, 2008 between Brad Foote Gear Works, Inc. and 5100 Neville Road, LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed February 21, 2008)
10.8
Securities Purchase Agreement dated as of March 1, 2007 among the Company, Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 5, 2007)
10.9
Securities Purchase Agreement dated as of August 22, 2007 among the Company, Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 24, 2007)
10.10
Amended and Restated Securities Purchase Agreement dated as of January 3, 2008 among the Company, Tontine Capital Partners, L.P., Tontine Partners, L.P. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 4, 2008)
10.11
Securities Purchase Agreement dated as of April 22, 2008 among the Company, Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 28, 2008)
10.12
Securities Purchase Agreement dated as of April 22, 2008 between the Company and Charles H. Beynon (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 28, 2008)
10.13
Registration Rights Agreement dated as of March 1, 2007 among the Company, Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 5, 2007)

Exhibit Number		Description
10.14		Amendment to Registration Rights Agreement dated as of October 19, 2007 among the Company, Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed October 24, 2007)
10.15
Amendment No. 2 to Registration Rights Agreement dated as of July 18, 2008 among the Company, Tontine Capital Partners L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine 25 Overseas Master Fund, L.P. and Tontine Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 23, 2008)
10.16
Amendment No. 3 to Registration Rights Agreement dated as of September 12, 2008 among the Company, Tontine Capital Partners L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine 25 Overseas Master Fund, L.P. and Tontine Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 12, 2008)
10.17
Amendment No. 4 to Registration Rights Agreement dated as of October 31, 2008 among the Company, Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 4, 2008)
10.18
Waiver relating to Registration Rights Agreement, dated January 9, 2009, by Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 15, 2009)
10.19
Registration Rights Agreement dated as of October 19, 2007 among the Company and the shareholders of Brad Foote Gear Works, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 24, 2007)
10.20
Registration Rights Agreement dated as of January 16, 2008 among the Company and the members of Energy Maintenance Service, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 23, 2008)
10.21
Registration Rights Agreement dated as of April 24, 2008 between the Company and Charles H. Beynon (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed April 28, 2008)
10.22
Registration Rights Agreement dated as of June 4, 2008 between the Company and the shareholders of Badger Transport, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 10, 2008)
10.23	†
Amended and Restated Employment Agreement dated as of December 17, 2012 between the Company and Peter C. Duprey (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 17, 2012)
10.24	†
Amended and Restated Employment Agreement dated as of December 17, 2012 between the Company and Jesse E. Collins, Jr. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 21, 2012)

Exhibit Number		Description
10.25	†	Amended and Restated Employment Agreement dated as of December 17, 2012 between the Company and Stephanie K. Kushner (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed December 21, 2012)
10.26	†
Amended and Restated Employment Agreement dated as of December 17, 2012 between the Company and J.D. Rubin (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed December 21, 2012)
10.27	†	Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 26, 2007)
10.28	†	Broadwind Energy, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012)
10.29	†	Broadwind Energy, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012)
10.30	†	Form of Executive Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.31	†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.32	†	Form of Nonqualified Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.33	†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.34	†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.35	†	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.36	†	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.37	†	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.38	†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.39	†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)

Exhibit Number		Description
10.40	†	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.41
Letter Agreement dated April 28, 2009 among the Company, Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 1, 2009)
10.42
Commercial Security Agreement dated April 28, 2009 between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed May 1, 2009)
10.43		Mortgage dated April 28, 2009 from Tower Tech Systems Inc. to Great Western Bank (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed May 1, 2009)
10.44
Assignment of Deposit Account dated April 28, 2009 between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed May 1, 2009)
10.45		Subordination Agreement dated April 27, 2009 between the Company and Great Western Bank (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed May 1, 2009)
10.46		Commercial Guaranty dated April 27, 2009 from the Company to Great Western Bank (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed May 1, 2009)
10.47
Change in Terms Agreement dated December 22, 2009 between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009)
10.48
Letter Agreement dated December 22, 2009 among the Company, Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009)
10.49
Change in Terms Agreement dated February 16, 2010 between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009)
10.50
Letter Agreement dated February 16, 2010 among the Company, Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009)
10.51
Letter Agreement dated April 5, 2010 among the Company, Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)
10.52
Amendment to Mortgage dated as of April 5, 2010 between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)
10.53
Business Loan Agreement dated April 5, 2010 between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)

Exhibit Number	Description
10.54	Change in Terms Agreement dated April 5, 2010 between Tower Tech Systems Inc. and Great Western Bank (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)
10.55
Loan and Security Agreement dated as of August 23, 2012 among the Company, Brad Foote Gear Works, Inc., Broadwind Towers, Inc., Broadwind Services, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 23, 2012)
10.56
First Amendment to Loan and Security Agreement and Waiver, dated as of February 13, 2013, among Broadwind Energy, Inc., Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (filed herewith)
10.57
Amended and Restated Lease for Industrial/Manufacturing Space dated as of May 1, 2010 between Tower Tech Systems Inc. and City Centre, L.L.C. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)
10.58	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Grant Thornton LLP (filed herewith)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

†
Indicates management contract or compensation plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27 day of February, 2013.

BROADWIND ENERGY, INC.
By:	/s/ PETER C. DUPREY PETER C. DUPREY President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER C. DUPREY Peter C. Duprey	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2013
/s/ STEPHANIE K. KUSHNER Stephanie K. Kushner	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2013
/s/ DAVID P. REILAND David P. Reiland	Director and Chairman of the Board	February 27, 2013
/s/ TERENCE P. FOX Terence P. Fox	Director	February 27, 2013
/s/ CHARLES H. BEYNON Charles H. Beynon	Director	February 27, 2013
/s/ WILLIAM T. FEJES, JR. William T. Fejes, Jr.	Director	February 27, 2013
/s/ THOMAS A. WAGNER Thomas A. Wagner	Director	February 27, 2013