Form 10-Q
period 2013-03-31
BROADWIND ENERGY, INC.
filed 2013-05-09
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-31313

BROADWIND ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0409160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3240 S. Central Avenue, Cicero, IL 60804

(Address of principal executive offices)

(708) 780-4800

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of April 30, 2013: 14,403,157.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.         Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$537	$516
Restricted cash	331	330
Accounts receivable, net of allowance for doubtful accounts of $298 and $453 as of March 31, 2013 and December 31, 2012, respectively	26,508	20,039
Inventories, net	30,052	21,988
Prepaid expenses and other current assets	4,184	3,836
Assets held for sale	8,039	8,042
Total current assets	69,651	54,751
Property and equipment, net	77,985	79,889
Intangible assets, net	6,790	7,454
Other assets	751	816
TOTAL ASSETS	$155,177	$142,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$6,172	$955
Current maturities of long-term debt	330	352
Current portions of capital lease obligations	1,749	2,217
Accounts payable	24,880	16,377
Accrued liabilities	5,815	6,012
Customer deposits	8,212	4,063
Liabilities held for sale	3,609	3,860
Total current liabilities	50,767	33,836

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,816	2,956
Long-term capital lease obligations, net of current portions	539	641
Other	2,240	2,169
Total long-term liabilities	5,595	5,766

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,357,053 and 14,197,792 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	14	14
Additional paid-in capital	374,171	373,605
Accumulated deficit	(275,370)	(270,311)
Total stockholders’ equity	98,815	103,308
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$155,177	$142,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012

Revenues	$45,664	$54,443
Cost of sales	43,043	51,822
Restructuring	455	389
Gross profit	2,166	2,232

OPERATING EXPENSES:
Selling, general and administrative	5,396	5,883
Intangible amortization	665	215
Restructuring	601	75
Total operating expenses	6,662	6,173
Operating loss	(4,496)	(3,941)

OTHER (EXPENSE) INCOME, net:
Interest expense, net	(391)	(262)
Other, net	335	363
Restructuring	(275)	—
Total other (expense) income, net	(331)	101

Net loss from continuing operations before provision for income taxes	(4,827)	(3,840)
Provision for income taxes	22	20
LOSS FROM CONTINUING OPERATIONS	(4,849)	(3,860)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(210)	—
NET LOSS	$(5,059)	$(3,860)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Loss from continuing operations	$(0.34)	$(0.28)
Loss from discontinued operations	(0.01)	—
Net loss	$(0.35)	$(0.28)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	14,267	13,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,059)	$(3,860)
Loss from discontinued operations	210	—
Loss from continuing operations	(4,849)	(3,860)

Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	3,986	3,950
Impairment charges	288	—
Stock-based compensation	427	665
Allowance for doubtful accounts	(154)	134
Common stock issued under defined contribution 401(k) plan	138	—
Loss on disposal of assets	15	23
Changes in operating assets and liabilities:
Accounts receivable	(6,314)	1,988
Inventories	(8,064)	(9,007)
Prepaid expenses and other current assets	(503)	932
Accounts payable	8,051	7,588
Accrued liabilities	(92)	(1,118)
Customer deposits	4,149	(2,729)
Other non-current assets and liabilities	82	35
Net cash used in operating activities of continuing operations	(2,840)	(1,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of logistics business and related note receivable	—	125
Purchases of property and equipment	(1,375)	(715)
Proceeds from disposals of property and equipment	4	6
Decrease in restricted cash	—	472
Net cash used in investing activities of continuing operations	(1,371)	(112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit and notes payable	(44,606)	(708)
Proceeds from lines of credit and notes payable	49,408	—
Principal payments on capital leases	(570)	(264)
Net cash provided by (used in) financing activities of continuing operations	4,232	(972)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21	(2,483)
CASH AND CASH EQUIVALENTS, beginning of the period	516	13,340
CASH AND CASH EQUIVALENTS, end of the period	$537	$10,857

Supplemental cash flow information:
Interest paid, net of capitalized interest	$334	$268
Income taxes paid	$13	$6
Non-cash investing and financing activities:
Issuance of restricted stock grants	$317	$409
Common stock issued under defined contribution 401(k) plan	$138	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2013. The December 31, 2012 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the condensed consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. and its wholly-owned subsidiaries Broadwind Towers, Inc. (“Broadwind Towers”), Brad Foote Gear Works, Inc. (“Brad Foote”) and Broadwind Services, LLC (“Broadwind Services”) (collectively, the “Subsidiaries”). All intercompany transactions and balances have been eliminated.

There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2013 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Company Description

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Cicero, Illinois, and the Subsidiaries.

Broadwind provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the U.S. The Company’s most significant presence is within the U.S. wind industry, although it has increasingly diversified into other industrial markets in order to improve its capacity utilization and reduce its exposure to uncertainty related to favorable governmental policies currently supporting the U.S. wind industry. For the first three months of 2013, 57% of the Company’s revenue was derived from sales associated with new wind turbine installations, down from 64% for the same period of 2012.

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

Liquidity

During the third quarter of 2012, the Company established a three-year $20,000 credit agreement with AloStar Bank of Commerce (“AloStar”). Pursuant to this agreement, AloStar will advance funds against the Company’s borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Under this borrowing structure, borrowings are continuous and all cash proceeds received by the Company and the Subsidiaries are automatically applied to the outstanding borrowed balance. As a result of this structure, the Company anticipates that cash balances will remain at a minimum while there are outstanding borrowed amounts on the line of credit.

As discussed further in Note 18, “Subsequent Event” of these condensed consolidated financial statements, the Company increased its liquidity in April 2013 by approximately $8 million as a result of the sale of its idle wind tower manufacturing facility in Brandon, South Dakota (the “Brandon Facility”). A portion of the proceeds from the sale were used to repay the remaining balance of the mortgage on the Brandon Facility.

The Company has a limited history of operations and has incurred operating losses since inception, partly due to large non-cash charges attributable to significant capital expenditures and acquisition outlays during 2007 and 2008. The Company anticipates that current cash resources, amounts available on the AloStar line of credit, and cash to be generated from operations and asset sales over the next twelve months will be adequate to meet the Company’s liquidity needs for at least the next twelve months. As discussed further in Note 8, “Debt and Credit Agreements” of these condensed consolidated financial statements, as of March 31, 2013, the Company was obligated to make principal payments on outstanding debt totaling $330 during the next twelve months and had a $6,172 balance on the AloStar line of credit. If assumptions regarding the Company’s production, sales and subsequent collections from several of the Company’s large customers, as well as revenues generated from new customer orders, are not materially consistent with management’s expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company cannot make scheduled payments on its debt, or comply with applicable covenants, it may lose operational flexibility or have to delay planned operational objectives. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash flows to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, that it will be able to comply with applicable loan covenants or that credit facilities will be available in an amount sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs.

In addition, please refer to Note 17, “Restructuring” of these condensed consolidated financial statements for a discussion of the restructuring plan which the Company initiated in the third quarter of 2011. To date, the Company has incurred $7,900 of costs in conjunction with its restructuring plan. Including costs incurred to date, the Company expects that a total of approximately $12,800 of net costs will be incurred to implement this restructuring plan. Of the total projected expenses, the Company anticipates that approximately $5,000 will be non-cash expenditures. The Company anticipates cash flow savings of approximately $6,000 annually from the restructuring efforts.

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012, as follows:

	Three Months Ended
	March 31,
	2013	2012
Basic earnings per share calculation:

Net loss	$(5,059)	$(3,860)

Weighted average number of common shares outstanding	14,267,149	13,979,567
Basic net loss per share	$(0.35)	$(0.28)

Diluted earnings per share calculation:

Net loss	$(5,059)	$(3,860)

Weighted average number of common shares outstanding	14,267,149	13,979,567
Common stock equivalents:
Stock options and unvested restricted stock units (1)	—	—
Weighted average number of common shares outstanding	14,267,149	13,979,567
Diluted net loss per share	$(0.35)	$(0.28)

(1)                   Stock options and unvested restricted stock units granted and outstanding of 953,899 and 465,128 as of March 31, 2013 and 2012, respectively, are excluded from the computation of diluted earnings per share due to the anti-dilutive effect as a result of the Company’s net loss for these respective periods.

NOTE 3 — DISCONTINUED OPERATIONS

In December 2010, the Company’s Board of Directors approved a plan to divest the Company’s wholly-owned subsidiary Badger Transport, Inc. (“Badger”), which formerly comprised the Company’s Logistics segment. In March 2011, the Company completed the sale of Badger to BTI Logistics, LLC. As a component of the proceeds from the sale, the Company received a $1,500 secured promissory note payable from the purchaser.  During the first quarter of 2013, the Company recorded a $210 discontinued operation charge to adjust the net balance of the Company’s note receivable down to $150 estimated value of the Company’s security interest. The $150 note receivable is recorded as other current assets in the condensed consolidated balance sheet as of March 31, 2013.

NOTE 4 — CASH AND CASH EQUIVALENTS

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company’s condensed consolidated statements of operations. As of March 31, 2013 and December 31, 2012, cash and cash equivalents totaled $537 and $516, respectively, and existed all in the form of cash balances.

NOTE 5 — INVENTORIES

The components of inventories as of March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31,	December 31,
	2013	2012

Raw materials	$14,332	$8,697
Work-in-process	11,861	9,505
Finished goods	4,449	4,558
	30,642	22,760
Less: Reserve for excess and obsolete inventory	(590)	(772)
Net inventories	$30,052	$21,988

NOTE 6 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed during 2007. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. The Company tests intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the first quarter of 2013, the Company identified triggering events associated with the Company’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets. Based upon the Company’s assessment, the recoverable amount was substantially in excess of the carrying amount of the intangible assets, and no impairment to these assets was indicated as of March 31, 2013.

As of March 31, 2013 and December 31, 2012, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	March 31, 2013			December 31, 2012
			Net			Net
	Cost	Accumulated	Book	Cost	Accumulated	Book
	Basis	Amortization	Value	Basis	Amortization	Value
Intangible assets:
Customer relationships	$3,979	$(3,008)	$971	$3,979	$(2,444)	$1,535
Trade names	7,999	(2,180)	5,819	7,999	(2,080)	5,919

Intangible assets	$11,978	$(5,188)	$6,790	$11,978	$(4,524)	$7,454

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012

Accrued payroll and benefits	$2,641	$2,913
Accrued property taxes	190	367
Income taxes payable	451	443
Accrued professional fees	820	526
Accrued warranty liability	693	707
Accrued environmental reserve	352	352
Accrued other	668	704
Total accrued liabilities	$5,815	$6,012

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012

Lines of credit	$6,172	$955
Term loans and notes payable	3,146	3,308
Less: Current portion	(6,502)	(1,307)
Long-term debt, net of current maturities	$2,816	$2,956

Credit Facilities

AloStar Credit Facility

On August 23, 2012, the Company and the Subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with AloStar, providing the Company and the Subsidiaries with a new $20,000 secured credit facility (the “Credit Facility”). The Credit Facility is a secured three-year asset-based revolving credit facility, pursuant to which AloStar will advance funds against a borrowing base consisting of approximately 85% of the face value of eligible receivables of the Company and the Subsidiaries and approximately 50% of the book value of eligible inventory of the Company and the Subsidiaries. Borrowings under the Credit Facility bear interest at a per annum rate equal to the one-month London Interbank Offered Rate plus a margin of 4.25%, with a minimum interest rate of 5.25% per annum. The Company must also pay an unused facility fee to AloStar equal to 0.50% per annum on the unused portion of the Credit Facility along with other standard fees. The initial term of the Loan Agreement ends on August 23, 2015.

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

As of March 31, 2013, the total outstanding indebtedness under the Credit Facility was $6,172, the Company had the ability to borrow up to an additional $12,316 and the per annum interest rate was 5.25%. The Company was not in compliance with the fixed charge coverage ratio covenant under the Loan Agreement (the “FCCR Covenant”) as of March 31, 2013. On February 13, 2013, in

conjunction with the Company obtaining a waiver of its non-compliance with the FCCR Covenant as of December 31, 2013, AloStar also agreed to waive any non-compliance with the FCCR Covenant as of March 31, 2013 unless the Company had completed the disposition of the Brandon Facility by that date. The Company was otherwise in compliance with all other applicable covenants under the documents evidencing and securing the Credit Facility as of March 31, 2013.

Great Western Bank Loans

On April 28, 2009, Broadwind Towers entered into a Construction Loan Agreement with Great Western Bank (“GWB”), pursuant to which GWB agreed to provide up to $10,000 in financing (the “GWB Construction Loan”) to fund construction of the Brandon Facility. Pursuant to a Change in Terms Agreement dated April 5, 2010 between GWB and Broadwind Towers, the GWB Construction Loan was converted to a term loan (the “GWB Term Loan”) providing for monthly payments of principal plus interest, extending the maturity date to November 5, 2016, reducing the principal amount to $6,500, and changing the per annum interest rate to 8.5%.

The GWB Term Loan was secured by a first mortgage on the Brandon Facility and all fixtures and proceeds relating thereto, pursuant to a Mortgage and a Commercial Security Agreement, each between Broadwind Towers and GWB, and by a Commercial Guaranty from the Company. In addition, the Company agreed to subordinate all intercompany debt with Broadwind Towers to the GWB Term Loan. The documents evidencing and securing the GWB Term Loan contained representations, warranties and covenants that are customary for a term financing arrangement and contained no financial covenants. As of March 31, 2013, the total outstanding indebtedness under the GWB Term Loan of $3,609 was recorded as Liabilities Held for Sale within the condensed consolidated balance sheet. The Company was in compliance with all covenants associated with GWB Term Loan as of March 31, 2013.

As described further in Note 18, “Subsequent Event” of these condensed consolidated financial statements, the Brandon Facility was sold in April 2013 and the GWB Term Loan was repaid and satisfied in its entirety with a portion of the proceeds.

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

Assets measured at fair value on a nonrecurring basis

The fair value measurement approach for long-lived assets utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the Company’s future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and a market-based approach based on the Company’s market capitalization, and other subjective assumptions. During the first quarter of 2013, the Company identified triggering events associated with the Company’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company’s assessment, no additional impairment to these assets was identified as of March 31, 2013.

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of March 31, 2013, the Company had no net deferred income taxes due to the full recorded valuation allowance. During the three months ended March 31, 2013, the Company recorded a provision for income taxes of $22 compared to a provision for income taxes of $20 during the three months ended March 31, 2012.

The Company files income tax returns in U.S. federal and state jurisdictions. As of March 31, 2013, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2012, the Company had net operating loss carryforwards of $153,629 expiring in various years through 2032.

It is reasonably possible that unrecognized tax benefits will decrease by up to approximately $285 as a result of the expiration of the statute of limitations within the next 12 months. In addition, Section 382  of the Internal Revenue Code of 1986, as amended (the “IRC”), generally imposes an annual limitation on the amount of net operating loss carryforwards and associated built-in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company’s ability to utilize net operating loss carryforwards and built-in losses may be limited, under this section or otherwise, by the Company’s issuance of common stock or by other changes in stock ownership. Upon completion of the Company’s analysis of IRC Section 382, the Company has determined that aggregate changes in stock ownership have triggered an annual limitation of net operating loss carryforwards and built-in losses available for utilization. To the extent the Company’s use of net operating loss carryforwards and associated built-in losses is significantly limited in the future due to additional changes in stock ownership, the Company’s income could be subject to U.S. corporate income tax earlier than it would if the Company were able to use net operating loss carryforwards and built-in losses without such limitation, which could result in lower profits and the loss of benefits from these attributes.

The Company announced on February 13, 2013, that its Board of Directors had adopted a Stockholder Rights Plan (the “Rights Plan”) designed to preserve the Company’s substantial tax assets associated with net operating loss carryforwards under IRC Section 382. The Rights Plan is intended to act as a deterrent to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.9% or more of the Company’s common stock. In connection with the adoption of the Rights Plan, the Board of Directors declared a non-taxable dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock to the Company’s stockholders of record as of the close of business on February 22, 2013. Each Right entitles its holder to purchase from the Company one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $14.00 per Right, subject to adjustment. As a result of the Rights Plan, any person or group that acquires beneficial ownership of 4.9% or more of the Company’s common stock without Board of Directors approval would be subject to significant dilution in the ownership interest of that person or group. Stockholders who owned 4.9% or more of the outstanding shares of the Company’s common stock as of February 12, 2013 will not trigger the preferred share purchase rights unless they acquire additional shares. The Rights Plan was subsequently approved by the Company’s stockholders at the Company’s 2013 Annual Meeting of Stockholders.

As of March 31, 2013, the Company has $464 of unrecognized tax benefits, all of which would have a favorable impact on income tax expense. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company has accrued interest and penalties of $178 as of March 31, 2013. As of December 31, 2012, the Company had unrecognized tax benefits of $454, of which $168 represented accrued interest and penalties.

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

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depend to a large degree. As of March 31, 2013, the Company had reserved 110,285 shares for issuance upon the exercise of stock options outstanding and 135,551 shares for issuance upon the vesting of RSU awards outstanding. As of March 31, 2013, 175,669 shares of common stock reserved for stock options and RSU awards under the 2007 EIP have been issued in the form of common stock.

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

The 2012 EIP reserves 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of March 31, 2013, the Company had reserved 138,590 shares for issuance upon the exercise of stock options outstanding and 569,473 shares for issuance upon the vesting of RSU awards outstanding. As of March 31, 2013, 10,053 shares of common stock reserved for stock options and RSU awards under the 2012 EIP have been issued in the form of common stock.

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

The following table summarizes stock option activity during the three months ended March 31, 2013 under the Equity Incentive Plans, as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2012	286,455	$26.80
Forfeited	(37,580)	$15.94
Outstanding as of March 31, 2013	248,875	$28.44

Exercisable as of March 31, 2013	76,040	$72.76

The following table summarizes RSU activity during the three months ended March 31, 2013 under the Equity Incentive Plans, as follows:

	Number of RSU’s	Weighted Average Grant-Date Fair Value Per RSU
Outstanding as of December 31, 2012	761,662	$6.01
Granted	248,633	$3.00
Vested	(110,666)	$9.08
Forfeited	(194,605)	$4.51
Outstanding as of March 31, 2013	705,024	$4.88

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. There were no stock options granted during the three months ended March 31, 2013 or 2012.

The Company utilized a forfeiture rate of 25% during the three months ended March 31, 2013 and 2012 for estimating the forfeitures of stock compensation granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, as follows:

	Three Months Ended September 30,
	2013	2012
Share-based compensation expense:
Selling, general and administrative	$427	$665
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$427	$665

Reduction in earnings per share:
Basic and diluted earnings per share (2)	$0.03	$0.05

(1) Income tax benefit is not illustrated because the Company is currently operating at a loss and an actual income tax benefit was not realized for the three months ended March 31, 2013 and 2012. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

(2) Diluted earnings per share for the three months ended March 31, 2013 and 2012 does not include common stock equivalents due to their anti-dilutive nature as a result of the Company’s net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

As of March 31, 2013, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and RSU’s, in the amount of approximately $2,563 will be recognized through 2016. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

NOTE 12 — LEGAL PROCEEDINGS

Shareholder Lawsuits

On February 11, 2011, a putative class action was filed in the United States District Court for the Northern District of Illinois, Eastern Division (the “Court”), against the Company and certain of its current or former officers and directors. The lawsuit was purportedly brought on behalf of purchasers of the Company’s common stock between March 17, 2009 and August 9, 2010. A lead plaintiff was appointed and an amended complaint was filed on September 13, 2011. The amended complaint named as additional defendants certain of the Company’s current and former directors, certain Tontine entities, and Jeffrey Gendell, a principal of Tontine. The complaint sought to allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and/or Section 20(a) of the Exchange Act by issuing or causing to be issued a series of allegedly false and/or misleading statements concerning the Company’s financial results, operations, and prospects, including with respect to the January 2010 secondary public offering of the Company’s common stock. The plaintiffs alleged that the Company’s statements were false and misleading because, among other things, the Company’s reported financial results during the class period allegedly violated generally accepted accounting principles because they failed to reflect the impairment of goodwill and other intangible assets, and the Company allegedly failed to disclose known trends and other information regarding certain customer relationships at Brad Foote. In support of their claims, the plaintiffs relied in part upon six alleged confidential informants, all of whom are alleged to be former employees of the Company. On November 18, 2011, the Company filed a motion to dismiss. On April 19, 2012, the Court granted in part and denied in part the Company’s motion. The Court dismissed all claims with prejudice against each of the named current and former officers except for J. Cameron Drecoll and held that the plaintiffs had failed to state a claim for any alleged misstatements made after March 19, 2010. In addition, the Court dismissed all claims with prejudice against the named Tontine entities and Mr. Gendell. The Court denied the motion with respect to certain of the claims asserted against the

Company and Mr. Drecoll. The Company filed its answer and affirmative defenses on May 21, 2012. The plaintiffs’ class certification was filed on June 22, 2012, and the parties agreed to a briefing schedule. The parties participated in a mediation session on August 20, 2012, and have reached agreement on a settlement of the matter in the amount of $3,915, which is payable by the Company’s insurance carrier. The Court preliminarily approved the settlement on March 14, 2013 and has set a final approval hearing for June 27, 2013.

Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the Court against certain of the Company’s current and former officers and directors, and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the January 2010 secondary public offering of the Company’s common stock. One of the lawsuits also alleged that certain directors violated Section 14(a) of the Exchange Act in connection with the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders. Two of the matters pending in the federal court were subsequently consolidated, and on May 15, 2012, the Court granted the defendants’ motion to dismiss the consolidated cases and also entered an order dismissing the third case. The Company received a request from the Tontine defendants for indemnification in the derivative suits and the class action lawsuit from Tontine and/or Mr. Gendell pursuant to various agreements related to shares owned by Tontine. The Company maintains directors and officers liability insurance; however, the costs of indemnification for Mr. Gendell and/or Tontine would not be covered by any Company insurance policy.  The Company has entered into an agreement with Tontine that provides, among other things, for a settlement of these indemnification claims and related matters for a payment of $495. Because of the preliminary nature of these matters, the Company is not able to estimate a loss or range of loss, if any, that may be incurred in connection with these matters at this time.

SEC Inquiry

In August 2011, the Company received a subpoena from the United States Securities and Exchange Commission (“SEC”) seeking documents and other records related to certain accounting practices at Brad Foote. The subpoena was issued in connection with an informal inquiry that the Company received from the SEC in November 2010 arising out of a whistleblower complaint received by the SEC related to revenue recognition, cost accounting and intangible and fixed asset valuations at Brad Foote. The Company has been voluntarily providing information to the SEC as a part of this inquiry and has completed its production of documents called for by the subpoena. The Company has been in regular contact with the SEC, and in its communications the SEC has clarified or supplemented its requests.  The Company has produced documents responsive to such requests and has completed the process of responding to the subpoena with respect to the outstanding requests. The Company cannot currently predict the outcome of this investigation. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations. No estimate regarding the loss or range of loss, if any, that may be incurred in connection with this matter is possible at this time. All pending reimbursement requests from Tontine related to the SEC inquiry were resolved in the above-referenced settlement.

Environmental

The Company is aware of an investigation commenced by the United States Attorney’s Office, Northern District of Illinois (“USAO”), for potential violation of federal environmental laws. On February 15, 2011, pursuant to a search warrant, officials from the United States Environmental Protection Agency (“USEPA”) entered and conducted a search of one of Brad Foote’s facilities in Cicero, Illinois (the “Cicero Avenue Facility”), in connection with the alleged improper disposal of industrial wastewater to the sewer. Also on or about February 15, 2011, in connection with the same matter, the Company received a grand jury subpoena requesting testimony and the production of certain documents relating to the Cicero Avenue Facility’s past compliance with certain environmental laws and regulations relating to the generation, discharge and disposal of wastewater from certain of its processes between 2004 and the present. On or about February 23, 2011, the Company received another grand jury subpoena relating to the same investigation, requesting testimony and the production of certain other documents relating to certain of the Cicero Avenue Facility’s employees, environmental and manufacturing processes, and disposal practices. On April 5, 2012, the Company received a letter from the USAO requesting the production of certain financial records from 2008 to the present. The Company has completed its response to the subpoenas and to the USAO’s request. The Company has also voluntarily instituted corrective measures at the Cicero Avenue Facility, including changes to its wastewater disposal practices. On April 12, 2012, the Company received a letter from the USAO advising that Brad Foote is a target of the criminal investigation of the Cicero Avenue Facility, and requesting that Brad Foote agree to a tolling of the applicable statute of limitations for any criminal charges relating to the investigation. Subsequently, Brad Foote has agreed to several extensions to the tolling agreement, and the tolling period now extends to July 18, 2013. There can be no assurances that the conclusion of the investigation will not result in a determination that the Company has violated applicable environmental, health and safety laws and regulations. Any violations found, or any criminal or civil fines, penalties and/or other sanctions imposed could be substantial and materially and adversely affect the Company. The Company had recorded a liability of $675 at December 31, 2010, which represented the low end of its estimate of remediation-related costs and expenses; as of March 31, 2013, those initial costs have been incurred, and additional costs have been expensed as incurred. No additional remediation related expenses are anticipated or have been accrued; however, the outcome of the investigation, the liability in connection therewith, and the impact to the Company’s operations cannot be predicted at this time. No estimate regarding the loss or range of loss, if any, that may be incurred in connection with this matter is possible at this time.

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

Services

The Company offers a comprehensive range of services, primarily to wind farm developers and operators. The Company specializes in non-routine maintenance services for both kilowatt and megawatt turbines. The Company also offers comprehensive field services to the wind industry. The Company is increasingly focusing its efforts on the identification and/or development of product and service offerings which will improve the reliability and efficiency of wind turbines, and therefore enhance the economic benefits to its customers. The Company provides wind services across the U.S., with primary service locations in South Dakota and Texas. In February 2011, the Company put into operation its Abilene, Texas gearbox service facility (the “Gearbox Facility”), which is focused on servicing the growing installed base of MW wind turbines as they come off warranty and to a limited extent, industrial gearboxes requiring precision repair and testing.

Corporate and Eliminations

“Corporate” includes the assets and selling, general and administrative expenses of the Company’s corporate office. “Eliminations” comprises adjustments to reconcile segment results to consolidated results.

Summary financial information by reportable segment for the three months ended March 31, 2013 and 2012 was as follows:

For the Three Months Ended March 31, 2013:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$30,026	$8,169	$7,469	$—	$—	$45,664
Intersegment revenues (1)	3	2,551	15	—	(2,569)	—
Operating profit (loss)	2,002	(2,860)	(702)	(2,938)	2	(4,496)
Depreciation and amortization	951	2,710	313	12	—	3,986
Capital expenditures	242	643	213	277	—	1,375

For the Three Months Ended March 31, 2012:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$35,169	$15,832	$3,442	$—	$—	$54,443
Intersegment revenues (1)	—	200	—	—	(200)	—
Operating profit (loss)	1,005	(1,121)	(1,623)	(2,216)	14	(3,941)
Depreciation and amortization	876	2,672	385	17	—	3,950
Capital expenditures	31	365	242	77	—	715

	Total Assets as of
	March 31,	December 31,
	2013	2012
Segments:
Towers and Weldments	$58,737	$50,801
Gearing	72,094	71,371
Services	18,410	13,976
Assets held for sale	8,039	8,042
Corporate	312,949	308,336
Eliminations	(315,052)	(309,616)
	$155,177	$142,910

(1)         Intersegment revenues generally include a 10% markup over costs and primarily consist of sales from Gearing to Services. Sales from Gearing to Services totaled $2,551 and $200 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

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

In connection with the Company’s ongoing restructuring initiatives, the Company identified a $352 liability associated with the planned sale of the Cicero Avenue Facility. The liability is associated with environmental remediation costs that were identified while preparing the site for sale.

Warranty Liability

The Company provides warranty terms that range from one to seven years for various products and services supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of March 31, 2013 and 2012, estimated product warranty liability was $693 and $924, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the three months ended March 31, 2013 and 2012 were as follows:

	For the three months ended March 31,
	2013	2012

Balance, beginning of period	$707	$983
Reduction of warranty reserve	(6)	(9)
Warranty claims	(8)	(50)
Balance, end of period	$693	$924

Allowance for Doubtful Accounts

Based upon past experience and judgment, the Company establishes an allowance for doubtful accounts with respect to accounts receivable. The Company’s standard allowance estimation methodology considers a number of factors that, based on its collections experience, the Company believes will have an impact on its credit risk and the collectability of its accounts receivable. These factors include individual customer circumstances, history with the Company and other relevant criteria.

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the three months ended March 31, 2013 and 2012 consists of the following:

	For the three months ended March 31,
	2013	2012

Balance at beginning of period	$453	$438
Bad debt expense	99	132
Write-offs	(254)	(31)
Balance at end of period	$298	$539

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question. As a result of production delays experienced, as of March 31, 2013 the Company has accrued $60 related to potential liquidated damages. The Company does not believe that any additional potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Other

As of March 31, 2013, approximately 22% of the Company’s employees were covered by two collective bargaining agreements with United Steelworkers local unions in Cicero, Illinois and Neville Island, Pennsylvania, which are scheduled to remain in effect through February 2014 and October 2017, respectively.

On July 20, 2011, the Company executed a strategic financing transaction (the “NMTC Transaction”) involving the following third parties: AMCREF Fund VII, LLC (“AMCREF”), a registered community development entity; COCRF Investor VIII, LLC (“COCRF”); and Capital One, National Association (“Capital One”). The NMTC Transaction allows the Company to receive below market interest rate funds through the federal New Markets Tax Credit (“NMTC”) program; see Note 16, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements. Pursuant to the NMTC Transaction, the gross loan and investment in the Gearbox Facility of $10,000 will generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One. The Gearbox Facility must operate and be in compliance with the terms and conditions of the NMTC Transaction during the seven year compliance period, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with the NMTC Transaction.

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

The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company’s condensed consolidated balance sheet. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest in the third quarter of 2018. Capital One may exercise an option to put its investment and receive $130 from the Company. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company expects that Capital One will exercise the put option at the end of the tax credit recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

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

The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One’s net contribution of $2,600 is included in Long Term Debt, Net of Current Maturities in the condensed consolidated balance sheet. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred.

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

The Company is executing a plan to reduce its facility footprint by approximately 40% through the sale and/or closure through the end of 2014 of facilities comprising a total of approximately 600,000 square feet. As part of this plan, in the third quarter of 2011, the Company determined that the Brandon Facility should be sold, and as a result the Company reclassified the Brandon Facility property and equipment to Assets Held for Sale and the related indebtedness to Liabilities Held for Sale. As discussed in more detail in Note 18, “Subsequent Event” of these condensed consolidated financial statements, in April 2013 the Company completed the sale of the Brandon Facility, generating approximately $8,000 in net proceeds after closing costs and the repayment of the mortgage on the Brandon Facility. Including the sale of the Brandon Facility, the Company has so far closed or reached agreement to close or reduce its leased presence at six facilities and achieved an eventual reduction of approximately 400,000 square feet. The most significant remaining reduction relates to the Cicero Avenue Facility. The Company believes the remaining locations will be sufficient to support its Towers and Weldments, Gearing, Services and general corporate and administrative activities, while allowing for growth for the next several years.

In the third quarter of 2012, the Company identified a $352 liability associated with the planned sale of the Cicero Avenue Facility. The liability is associated with environmental remediation costs that were identified while preparing the site for sale. The expenses associated with this liability have been recorded as a restructuring charge.

Additional restructuring plans were approved in the fourth quarter of 2011. To date, the Company has incurred approximately $7,900 of costs in conjunction with its restructuring plan. Including costs incurred to date, the Company expects that a total of approximately $12,800 of net costs will be incurred to implement this restructuring plan. Of the total projected expenses, the Company anticipates that a total of approximately $5,000 will consist of non-cash charges. The table below details the Company’s total net restructuring charges incurred to date and the total net expected restructuring charges as of March 31, 2013:

	2011	2012	Q1 ‘13	Total	Total
	Actual	Actual	Actual	Incurred	Projected
Capital expenditures:
Gearing	$5	$2,072	$359	$2,436	$5,059
Corp.	—	524	277	801	801
Total capital expenditures	5	2,596	636	3,237	5,860

Cash expenses:
Cost of sales:
Gearing	131	308	157	596	3,120
Services	—	225	119	344	444
Total cost of sales	131	533	276	940	3,564

Selling, general, and administrative expenses:
Towers	—	130	78	208	208
Gearing	35	520	65	620	620
Services	—	40	—	40	40
Corporate	406	49	458	913	913
Total selling, general and administrative expenses	441	739	601	1,781	1,781

Other - Towers expected gain on Brandon Facility:	—	—	—	—	(3,400)
Non-cash expenses:
Towers	—	—	290	290	290
Gearing	247	1,166	179	1,592	4,652
Services	—	58	(15)	43	43
Corporate	50	—	—	50	50
Total non-cash expenses	297	1,224	454	1,975	5,035
Grand total	$874	$5,092	$1,967	$7,933	$12,840

NOTE 18 — SUBSEQUENT EVENT

In April 2013 the Company announced the sale of the Brandon Facility. Proceeds from the sale, net of closing costs, totaled approximately $11,800. A portion of these proceeds was used to repay the remaining balance of approximately $3,500 on the underlying GWB Term Loan, and the remainder will be available for general corporate purposes. Pursuant to the sale agreement, the Company transferred all of real property, trade fixtures and certain personal property related to the Brandon Facility to the purchaser. The Brandon Facility was recorded as held for sale at March 31, 2013, and the gain of approximately $3,400 associated with the sale will be recorded in the second quarter of 2013 as other income.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1, “Financial Statements,” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 2.  Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties.

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

First Quarter Overview

Although we have significantly expanded our weldments revenues, our Towers and Weldments segment is largely linked to new wind installations. Wind tower demand was strong in most of 2012, but weakened in the last quarter of the year as the market reacted to the scheduled expiration of the federal production tax credit (“PTC”) supporting the U.S. wind industry. Due to the scheduled expiration of the PTC and a trade case affecting imports of wind towers from certain Asian countries, a number of competitors, both foreign and domestic, have exited the market or repurposed some of their wind tower production assets. This has improved the near-term balance between supply and demand in the U.S. wind tower industry. New supporting legislation was approved in early 2013 that extended the PTC for new wind projects started in calendar year 2013. In late 2012 and early 2013 we announced that we had won follow-on towers orders from two large turbine manufacturers and, as of March 31, 2013, we had $104 million in towers backlog to be shipped in 2013. In our Gearing segment, we have successfully diversified into industrial products for oil and gas, mining and rail customers; however, sales to support the natural gas industry softened in 2012, and continued in the first quarter of 2013. Consequently, we experienced reduced orders and revenues from large customers in our Gearing segment. In addition, our Gearing business experienced production delays in the first quarter of 2013. In our Services segment, first quarter 2013 revenue increased due to a one-time industrial project performed by our Abilene, Texas gearbox service facility (the “Gearbox Facility”), partially offset by lower blade maintenance and repair activity and reduced field service activity.

During 2011, we conducted a review of our business strategies and product plans given the outlook for the economy at large, the forecast for the industries we serve and our own business environment. As a result, we have been executing a restructuring plan to rationalize our facility capacity and our management structure, and to consolidate and increase the efficiencies of our operations.

In 2011, we concluded that our manufacturing footprint and fixed cost base were too large and expensive for our medium-term needs. We are executing a plan to reduce our facility footprint by approximately 40% through the sale and/or closure of facilities comprising a total of approximately 600,000 square feet through the end of 2014. In April 2013, we completed the sale of our idle Brandon, South Dakota tower manufacturing facility (the “Brandon Facility”), generating approximately $8,000 in net proceeds after closing costs and the repayment of the mortgage on the Brandon Facility. To date, we have closed or reached agreement to close or reduce our leased presence at six facilities and achieved an eventual reduction of approximately 400,000 square feet. The most significant remaining reduction relates to of one of our Cicero, Illinois gearing facilities. We believe the remaining locations will be sufficient to support our Towers and Weldments, Gearing, Services and general corporate and administrative activities while allowing for growth for the next several years. These factors have required management to reassess its estimates of the fair value of some of our assets.

We expect to incur net restructuring costs associated with the restructuring plan totaling an estimated $12,800, of which $7,900 has been incurred through March 31, 2013. Costs are expected to include approximately $5,900 in capital expenditures and $6,900 in net expenses, of which approximately $5,000 is anticipated to be non-cash expenses and $1,900 is anticipated to be cash expenses. We anticipate annual savings going forward of approximately $6,000 related to the restructuring.

During 2012, we established a three-year $20,000 revolving credit agreement with AloStar Bank of Commerce (“AloStar”). We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and debt and lease commitments through at least the next 12 months primarily with current cash on hand, amounts available under our credit line, and cash generated by operations and asset sales. Our ability to meet financial debt covenants on our debt and other financial obligations will depend on our future financial and operating performance. If we cannot make scheduled payments on our debt, or comply with applicable covenants, we will be in default and we may lose operational flexibility.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

	Three Months Ended March 31,				2013 vs. 2012
	2013	% of Total Revenue	2012	% of Total Revenue	$ Change	% Change

Revenues	$45,664	100.0%	$54,443	100.0%	$(8,779)	-16.1%
Cost of sales	43,043	94.3%	51,822	95.2%	(8,779)	-16.9%
Restructuring	455	1.0%	389	0.7%	66	17.0%
Gross profit	2,166	4.7%	2,232	4.1%	(66)	-3.0%

Operating expenses
Selling, general and administrative expenses	5,396	11.8%	5,883	10.8%	(487)	-8.3%
Intangible amortization	665	1.5%	215	0.4%	450	209.3%
Restructuring	601	1.3%	75	0.1%	526	701.3%
Total operating expenses	6,662	14.6%	6,173	11.3%	489	7.9%

Operating loss	(4,496)	-9.9%	(3,941)	-7.2%	(555)	-14.1%

Other (expense) income
Interest expense, net	(391)	-0.8%	(262)	-0.5%	(129)	-49.2%
Other, net	335	0.7%	363	0.7%	(28)	-7.7%
Restructuring	(275)	-0.6%	—	0.0%	(275)	N/A
Total other (expense) income, net	(331)	-0.7%	101	0.2%	(432)	-427.7%

Net loss from continuing operations before provision for income taxes	(4,827)	-10.6%	(3,840)	-7.0%	(987)	-25.7%
Provision for income taxes	22	0.0%	20	0.0%	2	10.0%
Loss from continuing operations	(4,849)	-10.6%	(3,860)	-7.0%	(989)	-25.6%
Loss from discontinued operations, net of tax	(210)	-0.4%	—	0.0%	(210)	N/A
Net loss	$(5,059)	-11.0%	$(3,860)	-7.0%	$(1,199)	-31.1%

Consolidated

Revenues decreased by $8,779, from $54,443 during the three months ended March 31, 2012, to $45,664 during the three months ended March 31, 2013. We experienced increased revenue in our Services business segment, but we experienced a decline in revenue in our Towers and Weldments and Gearing business segments. Weldments revenue increased 109% over the prior year quarter. Tower sections sold decreased 15% and current quarter tower revenue experienced a reduction of $4,448 attributable to fabrication-only towers sold in the current quarter when compared with no fabrication-only towers sold in the prior year quarter. Our Services segment revenues increased 117% due to a one-time industrial project performed by the Gearbox Facility in the first quarter of 2013 compared to 2012. Our Gearing segment revenues declined 33% due to softness in industrial markets and delays in production.

Gross profit decreased by $66, from $2,232 during the three months ended March 31, 2012, to $2,166 during the three months ended March 31, 2013. The decrease in gross profit was attributable to a volume-related decrease in Gearing, offset by improvements in Towers and Weldments and in Services.  The increase in gross profit in Towers and Weldments was attributable to increased margins on the current mix of towers, and the expansion of weldments revenue. The increase in Services gross profit was related to increased volume in the drivetrain business. As a result, our gross margin increased from 4.1% during the three months ended March 31, 2012, to 4.7% during the three months ended March 31, 2013. Gross profit margin excluding restructuring charges increased to 5.7% in the current year period, from 4.8% in the prior year quarter.

Selling, general and administrative expenses decreased by $487, from $5,883 during the three months ended March 31, 2012, to $5,396 during the three months ended March 31, 2013. The decrease was primarily attributable to lower employee compensation expenses, as well as reductions in various other general costs. Selling, general and administrative expenses as a percentage of sales increased from 10.8% in the prior year quarter to 11.8% in the current year quarter.

Intangible amortization expense increased from $215 during the three months ended March 31, 2012, to $665 during the three months ended March 31, 2013. The increase was attributable to accelerating the amortization of a portion of the customer relationship intangible assets. Restructuring expenses increased from $75 during the three months ended March 31, 2012, to $601 during the three months ended March 31, 2013.

Net loss increased from $3,860 during the three months ended March 31, 2012, to $5,059 during the three months ended March 31, 2013, as a result of the factors described above, a $275 other restructuring charge related to the impairment of an asset and a $210 loss on discontinued operations in the current year quarter.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012

Revenues	$30,029	$35,169
Operating income	2,002	1,005
Operating margin	6.7%	2.9%

Towers and Weldments revenues decreased by $5,140, from $35,169 during the three months ended March 31, 2012, to $30,029 during the three months ended March 31, 2013. Towers and Weldments revenues decreased 15%, while towers sections sold also decreased by 15% in the current period. We produced fabrication-only towers in the current period and none in the prior year period, and consequently our current period revenue and direct materials were $4,448 lower than if we had sold these units on a complete-tower basis. Weldments revenue for large industrial customers increased 109% as compared to the prior year period, consistent with our strategic focus on diversifying our end markets.

Towers and Weldments segment operating income increased by $997, from $1,005 during the three months ended March 31, 2012, to $2,002 during the three months ended March 31, 2013. The increase in operating income was attributable to increased margins on the current mix of towers which includes fewer new tower designs than were produced in the prior year quarter, and also the expansion of weldments revenue. Operating margin increased from 2.9% during the three months ended March 31, 2012, to 6.7% during the three months ended March 31, 2013.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012

Revenues	$10,720	$16,032
Operating loss	(2,860)	(1,121)
Operating margin	-26.7%	-7.0%

Gearing segment revenues decreased by $5,312, from $16,032 during the three months ended March 31, 2012, to $10,720 during the three months ended March 31, 2013. The 33% decrease in total revenues was attributable to production delays and decreased industrial sales due to a slowed industrial demand, as compared to the prior year quarter.

Gearing segment operating loss increased by $1,739, from $1,121 during the three months ended March 31, 2012, to $2,860 during the three months ended March 31, 2013. The increase in operating loss was due to a volume related decrease in margins somewhat offset by lower fixed costs and lower operating expenses.  Operating expenses decreased as a $450 increase in accelerated intangible amortization was more than offset by lower employee compensation expenses of $306, and lower cost of bad debt, legal and professional expenses. As a result of the factors described above, operating margin deteriorated from (7.0%) during the three months ended March 31, 2012, to (26.7%) during the three months ended March 31, 2013.

Services Segment

The following table summarizes the Services segment operating results for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012

Revenues	$7,484	$3,442
Operating loss	(702)	(1,623)
Operating margin	-9.4%	-47.2%

Services segment revenues increased by $4,042, from $3,442 during the three months ended March 31, 2012, to $7,484 during the three months ended March 31, 2013. The increase in revenue was primarily the result of a one-time industrial project performed by the Gearbox Facility, partially offset by lower blade maintenance and repair activity compared to the prior year quarter.

Services segment operating loss improved by $921, from $1,623 during the three months ended March 31, 2012, to $702 during the three months ended March 31, 2013. The improvement was due to increased gross profit and lower operating expenses. Operating margin improved from (47.2%) during the three months ended March 31, 2012, to (9.4%) during the three months ended March 31, 2013.

Corporate and Other

Corporate and Other expenses increased by $734, from $2,202 during the three months ended March 31, 2012, to $2,936 during the three months ended March 31, 2013. The increase in expense was primarily attributable to increased restructuring expense of $447, increased professional expenses of $161, and increased employee compensation costs of $153.

SELECTED FINANCIAL DATA

The following non-GAAP financial measure presented below relates to earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (“Adjusted EBITDA”) and is presented for illustrative purposes as an accompaniment to our unaudited financial results of operations for the three months ended March 31, 2013 and 2012. Adjusted EBITDA should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under GAAP. We believe that Adjusted EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, which was primarily attributable to a significant portion of the purchase price of our acquired businesses being allocated to depreciable fixed assets and definite-lived intangible assets. The following Adjusted EBITDA calculation is derived from our unaudited condensed consolidated financial results for the three months ended March 31, 2013 and 2012, as follows:

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Operating loss	$(4,496)	$(3,941)
Depreciation and amortization	3,806	3,656
Restructuring	1,056	464
Other income	335	363
Share-based compensation and other stock payments	624	850
Adjusted EBITDA	$1,325	$1,392

SUMMARY OF CRITICAL ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions.  Our most critical accounting policies are related to the following areas: revenue recognition, warranty liability, inventories, intangible assets, long-lived assets and income taxes. Details regarding our application of these policies and the related estimates are described fully in our Annual Report on

Form 10-K for the year ended December 31, 2012 and are supplemented by the following additional disclosure regarding our assessment of Intangible Assets and Long-Lived Assets.

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

During the first quarter of 2013, we identified a triggering event associated with the Gearing segment current period operating loss combined with its history of continued operating losses. As a result, we evaluated the recoverability of certain of our intangible assets associated with our Gearing segment. Based upon our assessment, the recoverable amount was in excess of the carrying amount of the related assets by 48%, and no impairment to these assets was indicated as of March 31, 2013. To the extent the projections used in our analysis are not achieved, there may be a negative effect on the valuation of these assets.

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

During the first quarter of 2013, we identified triggering events associated with the Services and Gearing segments’ current period operating losses combined with their history of continued operating losses. As a result, we evaluated the recoverability of certain of the long-lived assets associated with our Services and Gearing segments. Based upon our assessment, the recoverable amount of undiscounted cash flows based upon our most recent projections exceeded the carrying amount of invested capital by 52% and 48% for the Services and Gearing segments, respectively, and no impairment to these assets was indicated as of March 31, 2013. The Services business is expected to continue its revenue growth with improvement in profitability as we match the fixed operations costs with the scale of the business. To the extent these projections are not achieved, there may be a negative effect on the valuation of these assets.

Recent Accounting Pronouncements

We review new accounting standards as issued. Although some of the accounting standards issued or effective after the end of our previous fiscal year may be applicable to us we believe that none of the new standards will have a significant impact on our condensed consolidated financial statements.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

During the third quarter of 2012, we established a three-year $20,000 revolving credit agreement with AloStar Bank of Commerce (“AloStar”). In connection with this agreement, AloStar will advance funds against our borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Under this borrowing structure, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance. As a result of this structure, we anticipate that cash balances will remain at a minimum at all times when there are amounts outstanding under the credit line.

As of March 31, 2013, total cash assets equaled $868 and we had the ability to borrow an additional $12,316. In addition, we increased our liquidity by approximately $8,000 as a result of the sale of the Brandon Facility in April 2013. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with current cash on hand and cash generated by operations and asset sales.

Our ability to meet financial debt covenants on our financial obligations will depend on our future financial and operating performance. If we cannot make scheduled payments on our debt, or comply with applicable covenants, we may in the future encounter cash flow and liquidity issues which could limit our operational flexibility. We were not in compliance with the fixed charge coverage ratio covenant under our credit agreement with AloStar (the “FCCR Covenant”) as of March 31, 2013. On February 13, 2013, in conjunction with granting a waiver of our non-compliance with the FCCR Covenant as of December 31, 2012, AloStar also agreed to waive any non-compliance with the FCCR Covenant as of March 31, 2013 unless we had completed the disposition of the Brandon Facility by that date. We were otherwise in compliance with all other applicable covenants as of March 31, 2013. While we believe that we will continue to have sufficient cash flows to operate our businesses and meet our financial obligations and debt covenants, there can be no assurances that our operations will generate sufficient cash, we will be able to comply with applicable loan covenants or that credit facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Sources and Uses of Cash

Operating Cash Flows

During the three months ended March 31, 2013 and 2012, net cash used in operating activities totaled $2,840 and $1,399, respectively. The increase in net cash used in operating activities was primarily attributable to the increase in our accounts receivable balance due to a ramp-up of tower production activity during the first quarter of 2013, partially offset by the receipt of a customer deposit associated with a large tower order.

Investing Cash Flows

During the three months ended March 31, 2013 and 2012, net cash used in investing activities totaled $1,371 and $112, respectively. The increase in net cash used in investing activities as compared to the prior year period was primarily attributable to increased capital expenditures primarily related to the ongoing restructuring efforts.

Financing Cash Flows

During the three months ended March 31, 2013, net cash provided by financing activities totaled $4,232 compared to net cash used in financing activities of $972 during the three months ended March 31, 2012. The increase in net cash used in financing activities as compared to the prior year period was attributable to increased borrowings on our AloStar line of credit in order to finance increases in our operating working capital.

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain “forward-looking statements”— that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Our forward-looking statements may include or relate to the following: (i) our plans to continue to grow our business through organic growth; (ii) our beliefs with respect to the sufficiency of our liquidity and our plans to evaluate alternate sources of funding if necessary; (iii) our plans and assumptions, including estimated costs and saving opportunities, regarding our ongoing restructuring efforts designed to improve our financial performance; (iv) our expectations relating to state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (v) our expectations with respect to our customer relationships and efforts to diversify our customer base and sector focus and leverage customer relationships across business units; (vi) our ability to realize revenue from customer orders and backlog; (vii) our plans with respect to the use of proceeds from financing activities and our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (viii) our beliefs and expectations relating to the economy and the potential impact it may have on our business, including our customers; (ix) our beliefs regarding the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (x) our expectations relating to the impact of pending securities litigation, the inquiry by the U.S. Securities and Exchange Commission, and environmental compliance matters; and (xi) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2013. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk,” contained in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

There was no change in our internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                     Legal Proceedings

The information required by this item is incorporated herein by reference to Note 12, “Legal Proceedings” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.            Risk Factors

There are no material changes to our risk factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

BROADWIND ENERGY, INC.

May 9, 2013	By:	/s/ Peter C. Duprey
Peter C. Duprey
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2013	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

Exhibit Number	Exhibit
10.1

Amendment Agreement dated as of April 1, 2013, among Broadwind Energy, Inc., a Delaware corporation; Tontine Capital Management, L.L.C., a Delaware limited liability company; Tontine Capital Overseas GP, L.L.C., a Delaware limited liability company; Tontine Management, L.L.C., a Delaware limited liability company; Tontine Overseas Associates, L.L.C., a Delaware limited liability company; Tontine Capital Overseas Master Fund II, L.P., a Cayman Islands limited partnership; Tontine Power Partners, L.P., a Delaware limited partnership; Tontine Associates, L.L.C., a Delaware limited liability company; Tontine Partners, L.P., a Delaware limited partnership; Tontine Capital Partners, L.P., a Delaware limited partnership; Tontine Overseas Fund, LTD., a Cayman Islands exempted company; Tontine 25 Overseas Master Fund, L.P., a Cayman Islands limited partnership; and Tontine Capital Overseas Master Fund, L.P., a Cayman Islands limited partnership*

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