Form 10-Q
period 2013-06-30
BROADWIND ENERGY, INC.
filed 2013-08-01
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of July 24, 2013: 14,493,661.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.   Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,261	$516
Short-term investments	606	—
Restricted cash	331	330
Accounts receivable, net of allowance for doubtful accounts of $279 and $453 as of June 30, 2013 and December 31, 2012, respectively	22,877	20,039
Inventories, net	36,810	21,988
Prepaid expenses and other current assets	3,202	3,836
Assets held for sale	2,190	8,042
Total current assets	83,277	54,751
Property and equipment, net	72,972	79,889
Intangible assets, net	6,125	7,454
Other assets	686	816
TOTAL ASSETS	$163,060	$142,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$—	$955
Current maturities of long-term debt	356	352
Current portions of capital lease obligations	1,274	2,217
Accounts payable	28,644	16,377
Accrued liabilities	6,293	6,012
Customer deposits	21,586	4,063
Liabilities held for sale	—	3,860
Total current liabilities	58,153	33,836

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,767	2,956
Long-term capital lease obligations, net of current portions	436	641
Other	2,299	2,169
Total long-term liabilities	5,502	5,766

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,476,727 and 14,197,792 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	14	14
Additional paid-in capital	374,914	373,605
Accumulated deficit	(275,523)	(270,311)
Total stockholders’ equity	99,405	103,308
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,060	$142,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$51,363	$56,311	$97,027	$110,754
Cost of sales	47,573	54,236	90,616	106,058
Restructuring	1,206	416	1,661	805
Gross profit	2,584	1,659	4,750	3,891

OPERATING EXPENSES:
Selling, general and administrative	5,145	5,578	10,541	11,461
Intangible amortization	665	215	1,330	430
Restructuring	107	25	708	100
Total operating expenses	5,917	5,818	12,579	11,991
Operating loss	(3,333)	(4,159)	(7,829)	(8,100)

OTHER INCOME (EXPENSE) , net:
Interest expense, net	(227)	(238)	(618)	(500)
Other, net	180	247	515	610
Restructuring	3,241	(71)	2,966	(71)
Total other income (expense), net	3,194	(62)	2,863	39

Net loss from continuing operations before provision for income taxes	(139)	(4,221)	(4,966)	(8,061)
Provision for income taxes	14	10	36	30
LOSS FROM CONTINUING OPERATIONS	(153)	(4,231)	(5,002)	(8,091)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(210)	—
NET LOSS	$(153)	$(4,231)	$(5,212)	$(8,091)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Loss from continuing operations	$(0.01)	$(0.30)	$(0.35)	$(0.58)
Loss from discontinued operations	—	—	(0.01)	—
Net loss	$(0.01)	$(0.30)	$(0.36)	$(0.58)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	14,422	13,991	14,345	13,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,212)	$(8,091)
Loss from discontinued operations	210	—
Loss from continuing operations	(5,002)	(8,091)

Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	8,033	7,860
Impairment charges	288	—
Stock-based compensation	972	1,289
Allowance for doubtful accounts	(174)	254
Common stock issued under defined contribution 401(k) plan	337	—
(Gain) loss on disposal of assets	(3,657)	92
Changes in operating assets and liabilities:
Accounts receivable	(2,664)	1,246
Inventories	(14,822)	(15,362)
Prepaid expenses and other current assets	535	1,526
Accounts payable	11,869	16,817
Accrued liabilities	385	(222)
Customer deposits	17,523	(8,607)
Other non-current assets and liabilities	153	832
Net cash provided by (used in) operating activities of continuing operations	13,776	(2,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of logistics business and related note receivable	—	175
Purchases of available for sale securities	(606)	—
Purchases of property and equipment	(2,729)	(2,165)
Proceeds from disposals of property and equipment	12,453	87
Decrease in restricted cash	—	646
Net cash provided by (used in) investing activities of continuing operations	9,118	(1,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit and notes payable	(80,209)	(1,954)
Proceeds from lines of credit and notes payable	75,208	—
Proceeds from sale-leaseback transactions	—	1,000
Principal payments on capital leases	(1,148)	(627)
Net cash used in financing activities of continuing operations	(6,149)	(1,581)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,745	(5,204)
CASH AND CASH EQUIVALENTS, beginning of the period	516	13,340
CASH AND CASH EQUIVALENTS, end of the period	$17,261	$8,136

Supplemental cash flow information:
Interest paid	$559	$530
Income taxes paid	$13	$24
Non-cash investing and financing activities:
Issuance of restricted stock grants	$727	$812
Common stock issued under defined contribution 401(k) plan	$337	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2013. The December 31, 2012 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the condensed consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. and its wholly-owned subsidiaries Broadwind Towers, Inc. (“Broadwind Towers”), Brad Foote Gear Works, Inc. (“Brad Foote”) and Broadwind Services, LLC (“Broadwind Services”) (collectively, the “Subsidiaries”). All intercompany transactions and balances have been eliminated.

There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2013 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Company Description

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Cicero, Illinois, and the Subsidiaries.

Broadwind provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the U.S. The Company’s most significant presence is within the U.S. wind industry, although it has diversified into other industrial markets in order to improve its capacity utilization and reduce its exposure to uncertainty related to favorable governmental policies currently supporting the U.S. wind industry. For the first six months of 2013, 62% of the Company’s revenue was derived from sales associated with new wind turbine installations, versus 63% for the same period of 2012.

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

Liquidity

The Company had cash and cash equivalents of $17,261 as of June 30, 2013. The Company’s improved cash position is primarily the result of (i) the sale of its idle wind tower manufacturing facility in Brandon, South Dakota (the “Brandon Facility”), which occurred in April 2013 and generated approximately $8,000 in net proceeds after closing costs and repayment of the associated mortgage, and (ii) the receipt of customer deposits used mainly to fund raw material steel purchases associated with tower orders. During the third quarter of 2012, the Company entered into a three-year $20,000 credit agreement with AloStar Bank of Commerce (“AloStar”). Pursuant to this agreement, AloStar will advance funds, as requested, against the Company’s borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Under this borrowing structure, borrowings are continuous and all cash proceeds received by the Company and the Subsidiaries are automatically applied to the outstanding borrowed balance. At June 30, 2013 the AloStar facility was undrawn and the Company had the ability to borrow up to $13,318.

The Company has incurred operating losses since inception, partly due to large non-cash charges attributable to significant capital expenditures and acquisition outlays during 2007 and 2008. The Company anticipates that current cash resources, amounts available on the AloStar line of credit, and cash to be generated from operations and asset sales over the next twelve months will be adequate to meet the Company’s liquidity needs for at least the next twelve months. As discussed further in Note 8, “Debt and Credit Agreements” of these condensed consolidated financial statements, as of June 30, 2013, the Company is obligated to make principal payments on outstanding debt totaling $356 during the next twelve months and had no outstanding balance on the AloStar line of credit. If assumptions regarding the Company’s production, sales and subsequent collections from several of the Company’s large customers, as well as revenues generated from new customer orders, are not materially consistent with management’s expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company cannot make scheduled payments on its debt, or comply with applicable covenants, it may lose operational flexibility or have to delay planned operational objectives. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash flows to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, that it will be able to comply with applicable loan covenants or that credit facilities will be available in an amount sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs.

Please refer to Note 17, “Restructuring” of these condensed consolidated financial statements for a discussion of the restructuring plan which the Company initiated in the third quarter of 2011. To date, the Company has incurred $6,800 of net costs in conjunction with its restructuring plan. Including costs incurred to date, the Company expects that a total of approximately $12,700 of net costs will be incurred to implement this restructuring plan. Of the total projected expenses, the Company anticipates that approximately $5,400 will be non-cash expenditures.

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Basic earnings per share calculation:

Net loss	$(153)	$(4,231)	$(5,212)	$(8,091)

Weighted average number of common shares outstanding	14,421,995	13,991,215	14,344,999	13,985,391
Basic net loss per share	$(0.01)	$(0.30)	$(0.36)	$(0.58)

Diluted earnings per share calculation:

Net loss	$(153)	$(4,231)	$(5,212)	$(8,091)

Weighted average number of common shares outstanding	14,421,995	13,991,215	14,344,999	13,985,391
Common stock equivalents:
Stock options and unvested restricted stock units (1)	—	—	—	—
Weighted average number of common shares outstanding	14,421,995	13,991,215	14,344,999	13,985,391
Diluted net loss per share	$(0.01)	$(0.30)	$(0.36)	$(0.58)

(1)                   Stock options and unvested restricted stock units granted and outstanding of 913,021 and 956,529 as of June 30, 2013 and 2012, respectively, are excluded from the computation of diluted earnings per share due to the anti-dilutive effect as a result of the Company’s net loss for these respective periods.

NOTE 3 — DISCONTINUED OPERATIONS

In December 2010, the Company’s Board of Directors approved a plan to divest the Company’s wholly-owned subsidiary Badger Transport, Inc. (“Badger”), which formerly comprised the Company’s Logistics segment. In March 2011, the Company completed the sale of Badger to BTI Logistics, LLC. As a component of the proceeds from the sale, the Company received a $1,500 secured promissory note payable from the purchaser.  During the first quarter of 2013, the Company recorded a $210 discontinued operation charge to adjust the net balance of the Company’s note receivable down to the $150 estimated value of the Company’s security interest. The $150 note receivable is recorded as other current assets in the condensed consolidated balance sheet as of June 30, 2013.

NOTE 4 — CASH AND CASH EQUIVALENTS

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company’s condensed consolidated statements of operations. As of June 30, 2013 and December 31, 2012, cash and cash equivalents totaled $17,261 and $516, respectively, and existed all in the form of cash balances.

NOTE 5 — INVENTORIES

The components of inventories as of June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30,	December 31,
	2013	2012

Raw materials	$16,258	$8,697
Work-in-process	12,545	9,505
Finished goods	8,970	4,558
	37,773	22,760
Less: Reserve for excess and obsolete inventory	(963)	(772)
Net inventories	$36,810	$21,988

NOTE 6 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed during 2007. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. The Company tests intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the second quarter of 2013, the Company identified triggering events associated with the Company’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets. Based upon the Company’s assessment, the recoverable amount was substantially in excess of the carrying amount of the intangible assets, and no impairment to these assets was indicated as of June 30, 2013.

As of June 30, 2013 and December 31, 2012, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	June 30, 2013			December 31, 2012
			Net			Net
	Cost	Accumulated	Book	Cost	Accumulated	Book
	Basis	Amortization	Value	Basis	Amortization	Value
Intangible assets:
Customer relationships	$3,979	$(3,573)	$406	$3,979	$(2,444)	$1,535
Trade names	7,999	(2,280)	5,719	7,999	(2,080)	5,919
Intangible assets	$11,978	$(5,853)	$6,125	$11,978	$(4,524)	$7,454

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
Accrued payroll and benefits	$3,861	$2,913
Accrued property taxes	328	367
Income taxes payable	465	443
Accrued professional fees	160	526
Accrued warranty liability	674	707
Accrued environmental reserve	254	352
Accrued other	551	704
Total accrued liabilities	$6,293	$6,012

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
Lines of credit	$—	$955
Term loans and notes payable	3,123	3,308
Less: Current portion	(356)	(1,307)
Long-term debt, net of current maturities	$2,767	$2,956

Credit Facilities

AloStar Credit Facility

On August 23, 2012, the Company and the Subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with AloStar, providing the Company and the Subsidiaries with a new $20,000 secured credit facility (the “Credit Facility”). The Credit Facility is a secured three-year asset-based revolving credit facility, pursuant to which AloStar will advance funds when requested against a borrowing base consisting of approximately 85% of the face value of eligible receivables of the Company and the Subsidiaries and approximately 50% of the book value of eligible inventory of the Company and the Subsidiaries. Borrowings under the Credit Facility bear interest at a per annum rate equal to the one-month London Interbank Offered Rate plus a margin of 4.25%, with a minimum interest rate of 5.25% per annum. The Company must also pay an unused facility fee to AloStar equal to 0.50% per annum on the unused portion of the Credit Facility along with other standard fees. The initial term of the Loan Agreement ends on August 23, 2015.

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

As of June 30, 2013, there was no outstanding indebtedness under the Credit Facility. The Company had the ability to borrow up to $13,318 and the per annum interest rate would have been 5.25%. The Company was in compliance with all applicable covenants under the Loan Agreement as of June 30, 2013.

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

The GWB Term Loan was secured by a first mortgage on the Brandon Facility and all fixtures and proceeds relating thereto, pursuant to a Mortgage and a Commercial Security Agreement, each between Broadwind Towers and GWB, and by a Commercial Guaranty from the Company. In addition, the Company agreed to subordinate all intercompany debt with Broadwind Towers to the GWB Term Loan. The documents evidencing and securing the GWB Term Loan contained representations, warranties and covenants customary for a term financing arrangement and contained no financial covenants. The Brandon Facility was sold in April 2013 and the GWB Term Loan was repaid in its entirety with a portion of the proceeds.

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

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and customer deposits approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company’s long-term debt is approximately equal to its fair value.

Assets measured at fair value on a nonrecurring basis

The fair value measurement approach for long-lived assets utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the Company’s future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and a market-based approach based on the Company’s market capitalization, and other subjective assumptions. To the extent projections used in the Company’s evaluations are not achieved, there may be a negative effect on the valuation of these assets.

During the first and second quarters of 2013, the Company identified triggering events associated with the Company’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company’s assessment, the recoverable amount of undiscounted cash flows based upon the Company’s most recent projections exceeded the carrying amount of invested capital by 54% for the Gearing segment and no impairment to these assets was indicated as of June 30,

2013. The Services segment failed this step one of the impairment test. In step two, the Company compared the long-lived assets’ estimated fair values with the corresponding carrying amounts of the Services long-lived assets. Under step two, the Company assumed that that the assets would be exchanged in an orderly transaction between market participants and would represent the highest and best use of these assets. Based on the step two analysis, the Company determined that no impairment to these assets was indicated as of June 30, 2013.

During 2013, the Company took a $288 charge to adjust the carrying value of its Clintonville, Wisconsin facility assets to fair value, and subsequently reclassified the resulting $790 carrying value of the property and equipment to Assets Held for Sale. Additionally, the Company took a $345 charge to adjust the carrying value of certain Gearing equipment to fair value, and subsequently reclassified the resulting $1,400 carrying value to Assets Held for Sale.

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of June 30, 2013, the Company had no net deferred income taxes due to the full recorded valuation allowance. During the three months ended June 30, 2013, the Company recorded a provision for income taxes of $14 compared to a provision for income taxes of $10 during the three months ended June 30, 2012. During the six months ended June 30, 2013, the Company recorded a provision for income taxes of $36 compared to a provision for income taxes of $30 during the six months ended June 30, 2012.

The Company files income tax returns in U.S. federal and state jurisdictions. As of June 30, 2013, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2012, the Company had net operating loss carryforwards of $153,629 expiring in various years through 2032.

It is reasonably possible that unrecognized tax benefits will decrease by up to approximately $285 as a result of the expiration of the statute of limitations within the next 12 months. In addition, Section 382  of the Internal Revenue Code of 1986, as amended (the “IRC”), generally imposes an annual limitation on the amount of net operating loss (“NOL”) carryforwards and associated built-in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company’s ability to utilize NOL carryforwards and built-in losses may be limited, under this section or otherwise, by the Company’s issuance of common stock or by other changes in stock ownership. Upon completion of the Company’s analysis of IRC Section 382, the Company has determined that aggregate changes in stock ownership have triggered an annual limitation on NOL carryforwards and built-in losses available for utilization. To the extent the Company’s use of NOL carryforwards and associated built-in losses is significantly limited in the future due to additional changes in stock ownership, the Company’s income could be subject to U.S. corporate income tax earlier than it would if the Company were able to use NOL carryforwards and built-in losses without such limitation, which could result in lower profits and the loss of benefits from these attributes.

The Company announced on February 13, 2013, that its Board of Directors had adopted a Stockholder Rights Plan (the “Rights Plan”) designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under IRC Section 382. The Rights Plan is intended to act as a deterrent to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.9% or more of the Company’s common stock. In connection with the adoption of the Rights Plan, the Board of Directors declared a non-taxable dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock to the Company’s stockholders of record as of the close of business on February 22, 2013. Each Right entitles its holder to purchase from the Company one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $14.00 per Right, subject to adjustment. As a result of the Rights Plan, any person or group that acquires beneficial ownership of 4.9% or more of the Company’s common stock without the approval of the Company’s Board of Directors would be subject to significant dilution in the ownership interest of that person or group. Stockholders who owned 4.9% or more of the outstanding shares of the Company’s common stock as of February 12, 2013 will not trigger the preferred share purchase rights unless they acquire additional shares. The Rights Plan was subsequently approved by the Company’s stockholders at the Company’s 2013 Annual Meeting of Stockholders.

As of June 30, 2013, the Company has $474 of unrecognized tax benefits, all of which would have a favorable impact on income tax expense. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company has accrued interest and penalties of $188 as of June 30, 2013. As of December 31, 2012, the Company had unrecognized tax benefits of $454, of which $168 represented accrued interest and penalties.

NOTE 11 — SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

2007 Equity Incentive Plan

The Company has granted  incentive stock options and other equity awards pursuant to the Amended and Restated Broadwind Energy, Inc. 2007 Equity Incentive Plan (the “2007 EIP”), which was approved by the Company’s Board of Directors in October 2007 and by the Company’s stockholders in June 2008. The 2007 EIP has been amended periodically since its original approval. Specifically, (i) the 2007 EIP was amended by the Company’s stockholders in June 2009 to increase the number of shares of common stock authorized for issuance under the 2007 EIP, (ii) the 2007 EIP was further amended and restated in March 2011 by the Company’s Board of Directors to limit share recycling under the 2007 EIP, to include a minimum vesting period for time-vesting restricted stock awards and restricted stock units (“RSU’s”) and to add a clawback provision, and (iii) the 2007 EIP was further amended at the Company’s 2012 Annual Meeting of Stockholders to increase the number of shares of common stock authorized for issuance under the 2007 EIP to provide sufficient authorized shares to settle certain awards granted in December 2011.

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depend to a large degree. As of June 30, 2013, the Company had reserved 96,897 shares for issuance upon the exercise of stock options outstanding and 107,405 shares for issuance upon the vesting of RSU awards outstanding. As of June 30, 2013, 193,548 shares of common stock reserved for stock options and RSU awards under the 2007 EIP have been issued in the form of common stock.

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

The 2012 EIP reserves 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of June 30, 2013, the Company had reserved 138,590 shares for issuance upon the exercise of stock options outstanding and 570,129 shares for issuance upon the vesting of RSU awards outstanding. As of June 30, 2013, 83,233 shares of common stock reserved for stock options and RSU awards under the 2012 EIP have been issued in the form of common stock.

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

The following table summarizes stock option activity during the six months ended June 30, 2013 under the Equity Incentive Plans, as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2012	286,455	$26.80
Granted	—	$—
Exercised	—	$—
Forfeited	(37,579)	$15.94
Expired	(13,389)	$103.16
Outstanding as of June 30, 2013	235,487	$24.19

Exercisable as of June 30, 2013	98,556	$44.03

The following table summarizes RSU activity during the six months ended June 30, 2013 under the Equity Incentive Plans, as follows:

	Number of RSU’s	Weighted Average Grant-Date Fair Value Per RSU
Outstanding as of December 31, 2012	761,662	$6.01
Granted	336,773	$3.32
Vested	(224,443)	$6.71
Forfeited	(196,458)	$4.48
Outstanding as of June 30, 2013	677,534	$4.83

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. There were no stock options granted during the six months ended June 30, 2013.

The Company utilized a forfeiture rate of 25% during the six months ended June 30, 2013 and 2012 for estimating the forfeitures of stock compensation granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2013 and 2012, as follows:

	Six Months Ended June 30,
	2013	2012
Share-based compensation expense:
Selling, general and administrative	$972	$1,289
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$972	$1,289

Reduction in earnings per share:
Basic and diluted earnings per share (2)	$0.07	$0.09

(1) Income tax benefit is not illustrated because the Company is currently operating at a loss and an actual income tax benefit was not realized for the six months ended June 30, 2013 and 2012. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

(2) Diluted earnings per share for the six months ended June 30, 2013 and 2012 does not include common stock equivalents due to their anti-dilutive nature as a result of the Company’s net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

As of June 30, 2013, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and RSU’s, in the amount of approximately $2,916 will be recognized through 2016. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

NOTE 12 — LEGAL PROCEEDINGS

Shareholder Lawsuits

On February 11, 2011, a putative class action was filed in the United States District Court for the Northern District of Illinois, Eastern Division (the “Court”), against the Company and certain of its current or former officers and directors. The lawsuit was purportedly brought on behalf of purchasers of the Company’s common stock between March 17, 2009 and August 9, 2010. A lead plaintiff was appointed and an amended complaint was filed on September 13, 2011. The amended complaint named as additional defendants certain of the Company’s current and former directors, certain Tontine entities, and Jeffrey Gendell, a principal of Tontine. The complaint sought to allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and/or Section 20(a) of the Exchange Act by issuing or causing to be issued a series of allegedly false and/or misleading statements concerning the Company’s financial results, operations, and prospects, including with respect to the January 2010 secondary public offering of the Company’s common stock (the “January 2010 Stock

Offering”). The plaintiffs alleged that the Company’s statements were false and misleading because, among other things, the Company’s reported financial results during the class period allegedly violated generally accepted accounting principles because they failed to reflect the impairment of goodwill and other intangible assets, and the Company allegedly failed to disclose known trends and other information regarding certain customer relationships at Brad Foote. In support of their claims, the plaintiffs relied in part upon six alleged confidential informants, all of whom are alleged to be former employees of the Company. On November 18, 2011, the Company filed a motion to dismiss. On April 19, 2012, the Court granted in part and denied in part the Company’s motion. The Court dismissed all claims with prejudice against each of the named current and former officers except for J. Cameron Drecoll and held that the plaintiffs had failed to state a claim for any alleged misstatements made after March 19, 2010. In addition, the Court dismissed all claims with prejudice against the named Tontine entities and Mr. Gendell. The Court denied the motion with respect to certain of the claims asserted against the Company and Mr. Drecoll. The Company filed its answer and affirmative defenses on May 21, 2012. The plaintiffs’ class certification was filed on June 22, 2012, and the parties agreed to a briefing schedule. The parties participated in a mediation session on August 20, 2012, and reached agreement on a settlement of the matter in the amount of $3,915, which is payable by the Company’s insurance carrier. The Court preliminarily approved the settlement on March 14, 2013 and granted final approval of the settlement on June 27, 2013.

Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the Court against certain of the Company’s current and former officers and directors, and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the January 2010 Stock Offering. One of the lawsuits also alleged that certain directors violated Section 14(a) of the Exchange Act in connection with the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders. Two of the matters pending in the Court were subsequently consolidated, and on May 15, 2012, the Court granted the defendants’ motion to dismiss the consolidated cases and also entered an order dismissing the third case. The Company received a request from the Tontine defendants for indemnification in the derivative suits and the class action lawsuit from Tontine and/or Mr. Gendell pursuant to various agreements related to shares owned by Tontine. The Company maintains directors and officers liability insurance; however, the costs of indemnification for Mr. Gendell and/or Tontine would not be covered by any Company insurance policy.  The Company subsequently entered into an agreement with Tontine providing, among other things, for a settlement of these indemnification claims and related matters for a payment of $495. Because of the preliminary nature of these matters, the Company is not able to estimate a loss or range of loss, if any, that may be incurred in connection with these matters at this time.

SEC Inquiry

In August 2011, the Company received a subpoena from the United States Securities and Exchange Commission (“SEC”) seeking documents and other records related to certain accounting practices at Brad Foote. The subpoena was issued in connection with an informal inquiry that the Company received from the SEC in November 2010 arising out of a whistleblower complaint received by the SEC related to revenue recognition, cost accounting and intangible and fixed asset valuations at Brad Foote. The Company has been in regular contact with the SEC, and in its communications the SEC has clarified or supplemented its requests.  The Company has produced documents responsive to such requests and completed the process of responding to the subpoena for documents. Following the issuance of subpoenas for testimony in June 2013, the SEC has deposed certain current and former Brad Foote employees. The Company cannot currently predict the outcome of this investigation. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations. No estimate regarding the loss or range of loss, if any, that may be incurred in connection with this matter is possible at this time. All pending reimbursement requests from Tontine related to the SEC inquiry were resolved in the above-referenced settlement.

Environmental

The Company is aware of an investigation commenced by the United States Attorney’s Office, Northern District of Illinois (“USAO”), for potential violation of federal environmental laws. On February 15, 2011, pursuant to a search warrant, officials from the United States Environmental Protection Agency (“USEPA”) entered and conducted a search of one of Brad Foote’s facilities in Cicero, Illinois (the “Cicero Avenue Facility”), in connection with the alleged improper disposal of industrial wastewater to the sewer. Also on or about February 15, 2011, in connection with the same matter, the Company received a grand jury subpoena requesting testimony and the production of certain documents relating to the Cicero Avenue Facility’s past compliance with certain environmental laws and regulations relating to the generation, discharge and disposal of wastewater from certain of its processes between 2004 and the present. On or about February 23, 2011, the Company received another grand jury subpoena relating to the same investigation, requesting testimony and the production of certain other documents relating to certain of the Cicero Avenue Facility’s employees, environmental and manufacturing processes, and disposal practices. On April 5, 2012, the Company received a letter from the USAO requesting the production of certain financial records from 2008 to the present. The Company has completed its response to the subpoenas and to the USAO’s request. The Company has also voluntarily instituted corrective measures at the Cicero Avenue Facility, including changes to its wastewater disposal practices. On April 12, 2012, the Company received a letter from the USAO advising that Brad Foote is a target of the criminal investigation of the Cicero Avenue Facility, and requesting that Brad Foote agree to a tolling of the applicable statute of limitations for any criminal charges relating to the investigation. Subsequently, Brad Foote has agreed to several extensions to the tolling agreement, and the tolling period now extends to September 27, 2013. There can be no assurances that the conclusion of the investigation will not result in a determination that the Company has violated applicable environmental, health and safety laws and regulations. Any violations found, or any criminal or civil fines, penalties and/or other sanctions imposed could be substantial and materially and adversely affect the Company. The Company had recorded a liability of $675 at December 31, 2010, which represented the low end of its estimate of remediation-related costs and expenses; as of June 30, 2013, those initial costs have been incurred, and additional costs have been expensed as incurred. No additional remediation related expenses are anticipated or have been accrued; however, the outcome of the investigation, the liability in connection therewith, and the impact to the Company’s operations cannot be predicted at this time. No estimate regarding the loss or range of loss, if any, that may be incurred in connection with this matter is possible at this time.

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

Gearing

The Company engineers, builds and remanufactures precision gears and gearing systems for oil and gas, wind, mining, steel and other industrial applications. The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment in Neville Island, Pennsylvania.

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

Summary financial information by reportable segment for the three and six months ended June 30, 2013 and 2012 is as follows:

For the Three Months Ended June 30, 2013:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$37,507	$9,791	$4,065	$—	$—	$51,363
Intersegment revenues (1)	—	654	—	—	(654)	—
Operating profit (loss)	4,103	(3,882)	(1,262)	(2,250)	(42)	(3,333)
Depreciation and amortization	949	2,745	342	11	—	4,047
Capital expenditures	243	1,012	20	79	—	1,354

For the Three Months Ended June 30, 2012:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$36,995	$13,646	$5,670	$—	$—	$56,311
Intersegment revenues (1)	—	417	25	—	(442)	—
Operating profit (loss)	561	(1,632)	(1,139)	(1,960)	11	(4,159)
Depreciation and amortization	904	2,550	439	17	—	3,910
Capital expenditures	382	399	658	11	—	1,450

For the Six Months Ended June 30, 2013:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$67,533	$17,960	$11,534	$—	$—	$97,027
Intersegment revenues (1)	3	3,204	15	—	(3,222)	—
Operating profit (loss)	6,105	(6,743)	(1,962)	(5,189)	(40)	(7,829)
Depreciation and amortization	1,900	5,455	655	23	—	8,033
Capital expenditures	485	1,655	233	356	—	2,729

For the Six Months Ended June 30, 2012:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$72,164	$29,479	$9,111	$—	$—	$110,754
Intersegment revenues (1)	—	617	26	—	(643)	—
Operating profit (loss)	1,566	(2,753)	(2,763)	(4,175)	25	(8,100)
Depreciation and amortization	1,780	5,222	824	34	—	7,860
Capital expenditures	413	764	900	88	—	2,165

	Total Assets as of
	June 30,	December 31,
	2013	2012
Segments:
Towers and Weldments	$60,400	$50,801
Gearing	69,513	71,371
Services	16,148	13,976
Assets held for sale	790	8,042
Corporate	305,586	308,336
Eliminations	(289,377)	(309,616)
	$163,060	$142,910

(1)         Intersegment revenues generally include a 10% markup over costs and primarily consist of sales from Gearing to Services. Sales from Gearing to Services totaled $3,204 and $617 for the six months ended June 30, 2013 and 2012, respectively.

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

In connection with the Company’s ongoing restructuring initiatives, during the third quarter of 2012, the Company identified a $352 liability associated with the planned sale of the Cicero Avenue Facility. The liability is associated with environmental remediation costs that were identified while preparing the site for sale. As of June 30, 2013, the accrual balance remaining is $254.

Warranty Liability

The Company provides warranty terms that range from one to seven years for various products and services supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of June 30, 2013 and 2012, estimated product warranty liability was $674 and $762, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the six months ended June 30, 2013 and 2012 were as follows:

	For the Six Months Ended June 30,
	2013	2012

Balance, beginning of period	$707	$983
Reduction of warranty reserve	(25)	(122)
Warranty claims	(8)	(99)
Balance, end of period	$674	$762

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the six months ended June 30, 2013 and 2012 consists of the following:

	For the Six Months Ended June 30,
	2013	2012

Balance at beginning of period	$453	$438
Bad debt expense	11	231
Write-offs	(185)	(35)
Balance at end of period	$279	$634

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question. As a result of production delays experienced, as of June 30, 2013 the Company has accrued $60 related to potential liquidated damages. The Company does not believe that any additional potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Other

As of June 30, 2013, approximately 21% of the Company’s employees were covered by two collective bargaining agreements with United Steelworkers local unions in Cicero, Illinois and Neville Island, Pennsylvania, which are scheduled to remain in effect through February 2014 and October 2017, respectively.

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

The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company’s condensed consolidated balance sheet as of June 30, 2013. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest in the third quarter of 2018. Capital One may exercise an option to put its investment and receive $130 from the Company. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company expects that Capital One will exercise the put option at the end of the tax credit recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

The Company has determined that two pass-through financing entities created under this transaction structure are variable interest entities (“VIE’s”). The ongoing activities of the VIE’s—collecting and remitting interest and fees and complying with NMTC program requirements—were considered in the initial design of the NMTC Transaction and are not expected to significantly affect economic performance throughout the life of the VIE’s. In making this determination, management also considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees under the transaction structure, Capital One’s lack of a material interest in the underlying economics of the project, and the fact that the Company is obligated to absorb losses of the VIE’s. The Company has concluded that it is required to consolidate the VIE’s because the Company has both (i) the power to direct those matters that most significantly impact the activities of each VIE and (ii) the obligation to absorb losses or the right to receive benefits of each VIE.

The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One’s net contribution of $2,600 is included in Long Term Debt, Net of Current Maturities in the condensed consolidated balance sheet as of June 30, 2013. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred.

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

The Company is executing a plan to reduce its facility footprint by approximately 40% through the sale and/or closure through the end of 2014 of facilities comprising a total of approximately 600,000 square feet. As part of this plan, in the third quarter of 2011, the Company determined that the Brandon Facility should be sold, and as a result the Company reclassified the Brandon Facility property and equipment to Assets Held for Sale and the related indebtedness to Liabilities Held for Sale. In April 2013 the Company completed the sale of the Brandon Facility, generating approximately $8,000 in net proceeds after closing costs and the repayment of the mortgage on the Brandon Facility. Including the sale of the Brandon Facility, the Company has so far closed or reduced its leased presence at six facilities and achieved a reduction of approximately 400,000 square feet. During 2013 the Company reclassified the property and equipment associated with its Clintonville, Wisconsin facility, as well as certain Gearing equipment, to Assets Held for Sale. The most significant remaining reduction relates to the anticipated disposition of the Cicero Avenue Facility. The Company believes its remaining locations will be sufficient to support its Towers and Weldments, Gearing, Services and general corporate and administrative activities, while allowing for growth for the next several years.

In the third quarter of 2012, the Company identified a $352 liability associated with the planned sale of the Cicero Avenue Facility. The liability is associated with environmental remediation costs that were identified while preparing the site for sale. The expenses associated with this liability have been recorded as a restructuring charge and as of June 30, 2013 the accrual balance remaining is $254.

Additional restructuring plans were approved in the fourth quarter of 2011. To date, the Company has incurred approximately $6,800 of net costs in conjunction with its restructuring plan. Including costs incurred to date, the Company expects that a total of approximately $12,700 of net costs will be incurred to implement this restructuring plan. Of the total projected expenses, the Company anticipates that a total of approximately $5,400 will consist of non-cash charges. The table below details the Company’s total net restructuring charges incurred to date and the total net expected restructuring charges as of June 30, 2013:

	2011	2012	Q1 ‘13	Q2 ‘13	Total	Total
	Actual	Actual	Actual	Actual	Incurred	Projected
Capital expenditures:
Gearing	$5	$2,072	$359	$817	$3,253	$4,546
Corp.	—	524	277	—	801	801
Total capital expenditures	5	2,596	636	817	4,054	5,347

Cash expenses:
Cost of sales:
Gearing	131	308	157	886	1,482	3,255
Services	—	225	119	115	459	459
Total cost of sales	131	533	276	1,001	1,941	3,714

Selling, general, and administrative expenses:
Towers	—	130	78	37	245	245
Gearing	35	520	65	67	687	687
Services	—	40	—	—	40	40
Corporate	406	49	458	3	916	916
Total selling, general and administrative expenses	441	739	601	107	1,888	1,888

Other - Towers gain on Brandon Facility:	—	—	—	(3,586)	(3,586)	(3,586)
Non-cash expenses:
Towers	—	—	290	—	290	290
Gearing	247	1,166	179	550	2,142	4,990
Services	—	58	(15)	—	43	43
Corporate	50	—	—	—	50	50
Total non-cash expenses	297	1,224	454	550	2,525	5,373
Grand total	$874	$5,092	$1,967	$(1,111)	$6,822	$12,736

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

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

Second Quarter Overview

Although we have significantly expanded our weldments revenues, our Towers and Weldments segment is still largely linked to new wind installations. Wind tower demand was strong through most of 2012, but weakened in the last quarter of the year as the market reacted to the scheduled expiration of the federal production tax credit (“PTC”) supporting the U.S. wind industry. Due to the scheduled expiration of the PTC and a federal trade case affecting imports of wind towers from certain Asian countries, a number of competitors, both foreign and domestic, have exited the market or repurposed some of their wind tower production assets. This has improved the near-term balance between supply and demand in the U.S. wind tower industry. New supporting legislation was approved in early 2013 that extended the PTC for new wind projects that start construction in calendar year 2013. This has generated significant demand for wind tower production, although actual wind farm construction and installation activity has been very weak in the first half of 2013. With the new tax credit legislation in place, we received follow-on tower orders from two large turbine manufacturers. As a result, at June 30, 2013, we had $119 million in towers backlog of which $88 million is scheduled for shipment in 2013. In our Gearing segment, we have successfully diversified into industrial products for oil and gas, mining and rail customers; however, sales to support the natural gas and mining industry softened in in the first half of 2013. Consequently, we experienced reduced orders and revenues from large customers in our Gearing segment. In addition, our Gearing business experienced production delays in the first half of 2013 attributable to our plant consolidation and to our transition to increased, complex, gearbox production. In our Services segment, revenue increased due to a one-time industrial project performed by our Abilene, Texas gearbox service facility (the “Gearbox Facility”) during the first five months of the year, partially offset by reduced field service activity. The low level of wind farm construction and installations in the first half of 2013 negatively affected our Services segment revenue, both directly and indirectly, as wind farms have increasingly performed non-routine maintenance projects themselves.

During 2011, we conducted a review of our business strategies and product plans given the outlook for the economy at large, the forecast for the industries we serve and our own business environment. As a result, we have been executing a restructuring plan to rationalize our facility capacity and our management structure, and to consolidate and increase the efficiencies of our operations.

In 2011, we concluded that our manufacturing footprint and fixed cost base were too large and expensive for our medium-term needs. We are executing a plan to reduce our facility footprint by approximately 40% through the sale and/or closure of facilities comprising a total of approximately 600,000 square feet. In April 2013, we completed the sale of our idle 146,000 square foot Brandon, South Dakota tower manufacturing facility (the “Brandon Facility”), generating approximately $8,000 in net proceeds after closing costs and the repayment of the mortgage on the Brandon Facility. To date, we have closed or reduced our leased presence at six facilities and achieved a reduction of approximately 400,000 square feet. The most significant remaining reduction relates to the anticipated disposition of one of our Cicero, Illinois gearing facilities. We believe the remaining locations will be sufficient to support our Towers and Weldments, Gearing, Services and general corporate and administrative activities while allowing for growth for the next several years. These factors have required management to reassess its estimates of the fair value of some of our assets.

We expect to incur net restructuring costs associated with the restructuring plan totaling an estimated $12,700, of which $6,800 has been incurred through June 30, 2013. Costs are expected to include approximately $5,300 in capital expenditures and $7,400 in net expenses, of which approximately $5,400 is anticipated to be non-cash expenses and $2,000 is anticipated to be cash expenses. We anticipate annual savings going forward of approximately $6,000 related to the restructuring.

During 2012, we entered into a three-year $20,000 revolving credit agreement with AloStar Bank of Commerce (“AloStar”). We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and debt and lease commitments through at least the next 12 months primarily with current cash on hand, amounts available under our credit line, and cash generated by operations and asset sales. At June 30, 2013, no amounts were outstanding under the AloStar facility. Our ability to meet financial debt covenants on our debt and other financial obligations will depend on our future financial and operating performance. If we cannot make scheduled payments on our debt, or comply with applicable covenants, we will be in default and we may lose operational flexibility.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.

	Three Months Ended June 30,
		% of Total		% of Total	2013 vs. 2012
	2013	Revenue	2012	Revenue	$ Change	% Change

Revenues	$51,363	100.0%	$56,311	100.0%	$(4,948)	-8.8%
Cost of sales	47,573	92.6%	54,236	96.3%	(6,663)	-12.3%
Restructuring	1,206	2.3%	416	0.7%	790	189.9%
Gross profit	2,584	5.1%	1,659	3.0%	925	55.8%

Operating expenses
Selling, general and administrative expenses	5,145	10.0%	5,578	9.9%	(433)	-7.8%
Intangible amortization	665	1.3%	215	0.4%	450	209.3%
Restructuring	107	0.2%	25	0.0%	82	328.0%
Total operating expenses	5,917	11.5%	5,818	10.3%	99	1.7%

Operating loss	(3,333)	-6.4%	(4,159)	-7.3%	826	19.9%

Other income (expense)
Interest expense, net	(227)	-0.5%	(238)	-0.4%	11	4.6%
Other, net	180	0.4%	247	0.4%	(67)	-27.1%
Restructuring	3,241	6.3%	(71)	-0.1%	3,312	4664.8%
Total other income (expense), net	3,194	6.2%	(62)	-0.1%	3,256	5251.6%

Net loss from continuing operations before provision for income taxes	(139)	-0.2%	(4,221)	-7.4%	4,082	96.7%
Provision for income taxes	14	0.0%	10	0.0%	4	40.0%
Net loss	$(153)	-0.2%	$(4,231)	-7.4%	$4,078	96.4%

Consolidated

Revenues decreased by $4,948, from $56,311 during the three months ended June 30, 2012, to $51,363 during the three months ended June 30, 2013. We experienced a slight increase in Towers and Weldments revenue, but more significant decreases in our Gearing and Services business segments. Weldments revenue increased 42% over the prior year quarter. Towers and Weldments revenues increased 1%, while tower sections sold decreased by 12% in the current year period because we produced a larger number of smaller sections in the prior year period. Gearing segment revenues decreased by 26% due to production delays and decreased industrial demand as compared to the prior year quarter. Services segment revenues decreased by 29% as a result of lower field service activity compared to the prior year quarter.

Gross profit increased by $925, from $1,659 during the three months ended June 30, 2012, to $2,584 during the three months ended June 30, 2013. The increase in gross profit was attributable to increased Towers and Weldments margins on the current mix of towers, partially offset by lower margins and lower volumes in Gearing and volume-related declines in Services. As a result, our total gross margin increased from 3.0% during the three months ended June 30, 2012, to 5.1% during the three months ended June 30, 2013. Gross profit margin excluding restructuring charges doubled to 7.4% in the current year period from 3.7% in the prior year quarter.

Selling, general and administrative expenses decreased by $433, from $5,578 during the three months ended June 30, 2012, to $5,145 during the three months ended June 30, 2013. The decrease was primarily attributable to lower legal expenses of $208 and a wide variety of administrative savings, partially offset by increased employee compensation expenses of $274. Selling, general and administrative expenses as a percentage of sales increased slightly, from 9.9% in the prior year quarter to 10.0% in the current year quarter.

Intangible amortization expense increased from $215 during the three months ended June 30, 2012, to $665 during the three months ended June 30, 2013. The increase was attributable to accelerating the amortization of a portion of our customer relationship intangible assets, which has been fully amortized as of June 30, 2013. Restructuring expenses increased from $25 during the three months ended June 30, 2012, to $107 during the three months ended June 30, 2013.

Net loss decreased from $4,231 during the three months ended June 30, 2012, to $153 during the three months ended June 30, 2013, as a result of the factors described above and a $3,586 gain on the sale of the Brandon Facility.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013	2012

Revenues	$37,507	$36,995
Operating income	4,103	561
Operating margin	10.9%	1.5%

Towers and Weldments revenues increased by $512, from $36,995 during the three months ended June 30, 2012, to $37,507 during the three months ended June 30, 2013. Towers and Weldments revenues increased 1%, while tower sections sold decreased by 12% in the current year period because we produced a larger number of smaller sections in the prior year period. Weldments revenue for large industrial customers increased 42% as compared to the prior year period, consistent with our strategic focus on diversifying our end markets.

Towers and Weldments segment operating income increased by $3,542, from $561 during the three months ended June 30, 2012, to $4,103 during the three months ended June 30, 2013. The increase in operating income was attributable to increased margins on the current mix of towers which includes less variability in tower designs than were produced in the prior year quarter, the reduction of production inefficiencies experienced in the prior year quarter and the expansion of weldments revenue. Operating margin increased from 1.5% during the three months ended June 30, 2012, to 10.9% during the three months ended June 30, 2013.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013	2012

Revenues	$10,445	$14,063
Operating loss	(3,882)	(1,632)
Operating margin	-37.2%	-11.6%

Gearing segment revenues decreased by $3,618, from $14,063 during the three months ended June 30, 2012, to $10,445 during the three months ended June 30, 2013. The 26% decrease in total revenues was due to production delays attributable to our plant consolidation and transition to increased, complex, gearbox production, and decreased mining and natural gas related sales due to a decline in industrial demand, as compared to the prior year quarter.

Gearing segment operating loss increased by $2,250, from $1,632 during the three months ended June 30, 2012, to $3,882 during the three months ended June 30, 2013. The increase in operating loss was due to lower sales and production volumes, an unfavorable product mix and increased restructuring expenses. Operating expenses increased somewhat as a $450 increase in accelerated intangible amortization was largely offset by lower employee compensation expenses and lower cost of bad debt, sales commissions, legal and professional expenses. As a result of the factors described above, operating margin deteriorated from (11.6%) during the three months ended June 30, 2012, to (37.2%) during the three months ended June 30, 2013.

Services Segment

The following table summarizes the Services segment operating results for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013	2012

Revenues	$4,065	$5,695
Operating loss	(1,262)	(1,139)
Operating margin	-31.0%	-20.0%

Services segment revenues decreased by $1,630, from $5,695 during the three months ended June 30, 2012, to $4,065 during the three months ended June 30, 2013. The 29% decrease in revenue was the result of lower field service activity compared to the prior year quarter. The low level of wind farm construction and installations in the second quarter of 2013 negatively affected our Services revenue, both directly and indirectly, as wind farms have increasingly performed non-routine maintenance projects themselves.

Services segment operating loss increased by $123, from $1,139 during the three months ended June 30, 2012, to $1,262 during the three months ended June 30, 2013. The decline was due to a volume related decrease in margins somewhat offset by lower operating expenses as we reduced headcount in reaction to lower levels of activity. Operating margin declined from (20.0%) during the three months ended June 30, 2012, to (31.0%) during the three months ended June 30, 2013.

Corporate and Other

Corporate expenses increased by $343, from $1,949 during the three months ended June 30, 2012, to $2,292 during the three months ended June 30, 2013. The increase in expense was primarily attributable to increased employee compensation costs of $320, partially offset by lower legal expense of $174.

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

	Six Months Ended June 30,
		% of Total		% of Total	2013 vs. 2012
	2013	Revenue	2012	Revenue	$ Change	% Change

Revenues	$97,027	100.0%	$110,754	100.0%	$(13,727)	-12.4%
Cost of sales	90,616	93.4%	106,058	95.8%	(15,442)	-14.6%
Restructuring	1,661	1.7%	805	0.7%	856	106.3%
Gross profit	4,750	4.9%	3,891	3.5%	859	22.1%

Operating expenses
Selling, general and administrative expenses	10,541	10.9%	11,461	10.3%	(920)	-8.0%
Intangible amortization	1,330	1.4%	430	0.4%	900	209.3%
Restructuring	708	0.7%	100	0.1%	608	608.0%
Total operating expenses	12,579	13.0%	11,991	10.8%	588	4.9%

Operating loss	(7,829)	-8.1%	(8,100)	-7.3%	271	3.3%

Other income (expense)
Interest expense, net	(618)	-0.6%	(500)	-0.5%	(118)	-23.6%
Other, net	515	0.5%	610	0.6%	(95)	-15.6%
Restructuring	2,966	3.1%	(71)	-0.1%	3,037	4277.5%
Total other income (expense), net	2,863	3.0%	39	0.0%	2,824	7241.0%

Net loss from continuing operations before provision for income taxes	(4,966)	-5.1%	(8,061)	-7.3%	3,095	38.4%
Provision for income taxes	36	-0.1%	30	0.0%	6	20.0%
Loss from continuing operations	(5,002)	-5.2%	(8,091)	-7.3%	3,089	38.2%
Loss from discontinued operations, net of tax	(210)	-0.2%	—	0.0%	(210)	N/A
Net loss	$(5,212)	-5.4%	$(8,091)	-7.3%	$2,879	35.6%

Consolidated

Revenues decreased by $13,727, from $110,754 during the six months ended June 30, 2012, to $97,027 during the six months ended June 30, 2013. We experienced a revenue decline of 30% in our Gearing business segment due to production delays and decreased industrial demand, as compared to the prior year period. We experienced a 6% decrease in Towers and Weldments revenue primarily due to a reduction of $4,448 attributable to fabrication-only towers sold in the current year period when compared with no fabrication-only towers sold in the prior year period. In our Services business segment, we experienced an increase in revenue in the current year period compared to the prior year period due to a one-time industrial project performed by the Gearbox Facility in the first half of 2013.

Gross profit increased by $859, from $3,891 during the six months ended June 30, 2012, to $4,750 during the six months ended June 30, 2013. The increase in gross profit was attributable to increased Towers and Weldments margins on the current mix of towers, largely offset by lower margins and lower volumes in Gearing, with some improvement in gross profit in Services for the period ended June 30, 2013 as compared to the period ended June 30, 2012. As a result, our gross margin increased from 3.5% during the six months ended June 30, 2012, to 4.9% during the six months ended June 30, 2013. Gross profit margin excluding restructuring charges increased to 6.6% in the current year period, from 4.2% in the prior year period.

Selling, general and administrative expenses decreased by $920, from $11,461 during the six months ended June 30, 2012, to $10,541 during the six months ended June 30, 2013. The decrease was primarily attributable to lower legal expenses of $285, lower facility costs of $140, lower bad debt of $133, and a variety of other net reductions. Selling, general and administrative expenses as a percentage of sales increased slightly from 10.3% in the prior year period to 10.9% in the current year period.

Intangible amortization expense increased from $430 during the six months ended June 30, 2012, to $1,330 during the six months ended June 30, 2013. The increase was attributable to accelerating the amortization of a portion of the customer relationship intangible assets, which has been fully amortized as of June 30, 2013. Restructuring expenses increased from $100 during the six months ended June 30, 2012, to $708 during the six months ended June 30, 2013. Total operating expenses excluding restructuring charges as a percentage of revenue increased to 12.2% in the current year period, from 10.7% in the prior year period.

Net loss decreased from $8,091 during the six months ended June 30, 2012, to $5,212 during the six months ended June 30, 2013, as a result of the factors described above, and a $3,586 gain on the sale of the Brandon Facility.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
	2013	2012

Revenues	$67,536	$72,164
Operating income	6,105	1,566
Operating margin	9.0%	2.2%

Towers and Weldments revenues decreased by $4,628, from $72,164 during the six months ended June 30, 2012, to $67,536 during the six months ended June 30, 2013. We experienced somewhat lower volume in the beginning of the current year period, due to the need to ramp up from very low levels of production at the end of 2012. Towers and Weldments revenues decreased 6%, while tower sections sold decreased by 14% in the current year period largely because we produced a larger number of smaller sections in the prior year period. In addition, we produced fabrication-only towers in the current year period and none in the prior year period, and consequently our current year period revenue and direct materials were $4,448 lower than if we had sold these units on a complete-tower basis. Weldments revenue for large industrial customers increased 72% as compared to the prior year period, consistent with our strategic focus on diversifying our end markets.

Towers and Weldments segment operating income increased by $4,539, from $1,566 during the six months ended June 30, 2012, to $6,105 during the six months ended June 30, 2013. The increase in operating income was attributable to increased margins on the current mix of towers which includes less variability in tower designs than were produced in the prior year period, the reduction of production inefficiencies experienced in the prior year period and the expansion of weldments revenue. Operating margin increased from 2.2% during the six months ended June 30, 2012, to 9.0% during the six months ended June 30, 2013.

Gearing Segment

The following table summarizes the Gearing segment operating results for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
	2013	2012

Revenues	$21,164	$30,096
Operating loss	(6,743)	(2,753)
Operating margin	-31.9%	-9.1%

Gearing segment revenues decreased by $8,932, from $30,096 during the six months ended June 30, 2012, to $21,164 during the six months ended June 30, 2013. The 30% decrease in total revenues was due to production delays attributable to our plant consolidation and the transition to increased complex gearbox production, and decreased mining and natural gas related sales due to a decline in industrial demand, as compared to the prior year period.

Gearing segment operating loss increased by $3,990, from $2,753 during the six months ended June 30, 2012, to $6,743 during the six months ended June 30, 2013. The increase in operating loss was due to lower sales and production volumes, an unfavorable product mix and increased restructuring expenses. Operating expenses decreased slightly as a $900 increase in accelerated intangible amortization was more than offset by lower employee compensation expenses of $420, lower charges for bad debt of $188, and lower sales commissions, legal and professional expenses. As a result of the factors described above, operating margin deteriorated from (9.1%) during the six months ended June 30, 2012, to (31.9%) during the six months ended June 30, 2013.

Services Segment

The following table summarizes the Services segment operating results for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
	2013	2012

Revenues	$11,549	$9,137
Operating loss	(1,962)	(2,763)
Operating margin	-17.0%	-30.2%

Services segment revenues increased by $2,412, from $9,137 during the six months ended June 30, 2012, to $11,549 during the six months ended June 30, 2013. The 26% increase in revenue was primarily the result of a one-time industrial project performed by the Gearbox Facility, partially offset by lower field service activity compared to the prior year period. The low level of wind farm construction and installations in the first half of 2013 negatively affected our Services revenue, both directly as well as indirectly, as wind farms have increasingly performed non-routine maintenance projects themselves.

Services segment operating loss improved by $801, from $2,763 during the six months ended June 30, 2012, to $1,962 during the six months ended June 30, 2013. The improvement was due to a volume-related increase in margins and lower operating expenses due to a reduction in headcount in response to lower levels of activity experienced in the latter part of the current year period. Operating margin improved from (30.2%) during the six months ended June 30, 2012, to (17.0%) during the six months ended June 30, 2013.

Corporate and Other

Corporate expenses increased by $1,079, from $4,150 during the six months ended June 30, 2012, to $5,229 during the six months ended June 30, 2013. The increase in expense was primarily attributable to increased restructuring expense of $450,   increased employee compensation costs of $279, increased professional fees of $211 and other expenses, partially offset by lower legal expense of $146.

SELECTED FINANCIAL DATA

The following non-GAAP financial measure presented below relates to earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (“Adjusted EBITDA”) and is presented for illustrative purposes as an accompaniment to our unaudited financial results of operations for the three and six months ended June 30, 2013 and 2012. Adjusted EBITDA should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under GAAP. We believe that Adjusted EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, which was primarily attributable to a significant portion of the purchase price of our acquired businesses being allocated to depreciable fixed assets and definite-lived intangible assets. The following Adjusted EBITDA calculation is derived from our unaudited condensed consolidated financial results for the three and six months ended June 30, 2013 and 2012, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Operating loss	$(3,333)	$(4,159)	$(7,829)	$(8,100)
Depreciation and amortization	3,842	3,739	7,648	7,395
Restructuring	1,313	441	2,369	905
Other income	180	247	515	610
Share-based compensation and other stock payments	702	788	1,325	1,638
Adjusted EBITDA	$2,704	$1,056	$4,028	$2,448

SUMMARY OF CRITICAL ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial condition or results of operations under different conditions or using different assumptions.  Our most critical accounting policies are related to the following areas: revenue recognition, warranty liability, inventories, intangible assets, long-lived assets and income taxes. Details regarding our application of these policies and the related estimates are described fully in our Annual Report on Form 10-K for the year ended December 31, 2012 and are supplemented by the following additional disclosure regarding our assessment of Intangible Assets and Long-Lived Assets.

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

During the first and second quarters of 2013, we identified a triggering event associated with the Gearing segment’s current year period operating losses combined with its history of continued operating losses. As a result, we evaluated the recoverability of certain of our intangible assets associated with the Gearing segment. Based upon our assessment, the recoverable amount was in excess of the carrying amount of the related assets by 54%, and no impairment to these assets was indicated as of June 30, 2013. To the extent the projections used in our analysis are not achieved, there may be a negative effect on the valuation of these assets.

Long-Lived Assets

We review property and equipment and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the assets are less than the carrying value of the related assets. The impairment loss would adjust the asset to its fair value.

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

During the first and second quarters of 2013, we identified triggering events associated with the Services and Gearing segments’ current year period operating losses combined with their history of continued operating losses. As a result, we evaluated the recoverability of certain of the long-lived assets associated with the Services and Gearing segments. Based upon our assessment, the recoverable amount of undiscounted cash flows based upon our most recent projections exceeded the carrying amount of invested capital by 54% for the Gearing segment and no impairment to these assets was indicated as of June 30, 2013.

The Services segment failed this step one of the impairment test. In step two, we compared the long-lived assets’ estimated fair values with the corresponding carrying amounts of the Services long-lived assets. Under step two, we assumed that that the assets would be exchanged in an orderly transaction between market participants and would represent the highest and best use of these assets. Based on the step two analysis, we determined that no impairment to these assets was indicated as of June 30, 2013. To the extent projections used in our evaluations are not achieved, there may be a negative effect on the valuation of these assets.

Recent Accounting Pronouncements

We review new accounting standards as issued. Although some of the accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we believe that none of the new standards will have a significant impact on our condensed consolidated financial statements.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

During the third quarter of 2012, we entered a three-year $20,000 revolving credit agreement with AloStar. In connection with this agreement, AloStar will advance funds against our borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Under this borrowing structure, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance. As a result of this structure, we anticipate that cash balances will remain at a minimum at all times when there are amounts outstanding under the credit line. At June 30, 2013 the AloStar facility was undrawn.

As of June 30, 2013, total cash and cash equivalents totaled $17,261, and we had the ability to borrow an additional $13,318 under the AloStar facility. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with current cash on hand and cash generated by operations and asset sales.

Our ability to meet financial debt covenants on our financial obligations will depend on our future financial and operating performance. If we cannot make scheduled payments on our debt, or comply with applicable covenants, we may in the future encounter cash flow and liquidity issues which could limit our operational flexibility. We were in compliance with all applicable covenants under the documents evidencing and securing the AloStar facility as of June 30, 2013. While we believe that we will continue to have sufficient cash flows to operate our businesses and meet our financial obligations and debt covenants, there can be no assurances that our operations will generate sufficient cash, that we will be able to comply with applicable loan covenants or that credit facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Sources and Uses of Cash

Operating Cash Flows

During the six months ended June 30, 2013, net cash provided by operating activities totaled $13,776 compared to net cash used in operating activities of $2,366 during the six months ended June 30, 2012. The increase in net cash provided by operating activities was primarily attributable to higher receipts of customer deposits associated primarily with tower orders which were used to fund raw material steel purchases.

Investing Cash Flows

During the six months ended June 30, 2013, net cash provided by investing activities totaled $9,118 compared to net cash used in investing activities of $1,257 during the six months ended June 30, 2012. The increase in net cash provided by investing activities as compared to the prior year period was primarily attributable to the sale of the Brandon Facility which resulted in gross proceeds of approximately $12,000.

Financing Cash Flows

During the six months ended June 30, 2013 and 2012, net cash used in financing activities totaled $6,149 and $1,581, respectively. The increase in net cash used in financing activities as compared to the prior year period was attributable to increased payments on outstanding debt resulting from the sale of the Brandon Facility and the receipt of large customer deposits used to fund raw material steel purchases associated with tower orders.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2013. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk,” contained in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Based on that evaluation, management identified a material weakness in our internal control over financial reporting related to the revenue recognition process in our Towers and Weldments Segment, specifically related to management’s requisite knowledge on the application of the revenue recognition accounting guidance to a purchase order from one of our customers. There was no related impact to our results of operations for any period. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Subsequent to the discovery of the material weakness, we are in the process of changing our internal control process and procedures and the contractual terms with this customer. There was no change in our internal control over financial reporting during the six months ended June 30, 2013.

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

BROADWIND ENERGY, INC.

August 1, 2013	By:	/s/ Peter C. Duprey
Peter C. Duprey
President and Chief Executive Officer
(Principal Executive Officer)

August 1, 2013	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

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