Form 10-Q
period 2013-09-30
BROADWIND ENERGY, INC.
filed 2013-10-31
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of October 24, 2013: 14,587,958.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.   Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,826	$516
Short-term investments	867	—
Restricted cash	331	330
Accounts receivable, net of allowance for doubtful accounts of $179 and $453 as of September 30, 2013 and December 31, 2012, respectively	21,927	20,039
Inventories, net	32,625	21,988
Prepaid expenses and other current assets	2,532	3,836
Assets held for sale	2,152	8,042
Total current assets	83,260	54,751
Property and equipment, net	72,761	79,889
Intangible assets, net	6,014	7,454
Other assets	2,194	816
TOTAL ASSETS	$164,229	$142,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$—	$955
Current maturities of long-term debt	342	352
Current portions of capital lease obligations	1,308	2,217
Accounts payable	29,063	16,377
Accrued liabilities	6,961	6,012
Customer deposits	21,482	4,063
Liabilities held for sale	—	3,860
Total current liabilities	59,156	33,836

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,757	2,956
Long-term capital lease obligations, net of current portions	1,431	641
Other	3,342	2,169
Total long-term liabilities	7,530	5,766

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,563,228 and 14,197,792 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	15	14
Additional paid-in capital	375,542	373,605
Accumulated deficit	(278,014)	(270,311)
Total stockholders’ equity	97,543	103,308
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,229	$142,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$62,436	$55,045	$159,463	$165,799
Cost of sales	56,783	52,097	147,399	158,155
Restructuring	1,097	233	2,758	1,038
Gross profit	4,556	2,715	9,306	6,606

OPERATING EXPENSES:
Selling, general and administrative	5,247	5,197	15,788	16,658
Intangible amortization	111	664	1,441	1,094
Regulatory settlement	1,500	—	1,500	—
Restructuring	79	381	787	481
Total operating expenses	6,937	6,242	19,516	18,233
Operating loss	(2,381)	(3,527)	(10,210)	(11,627)

OTHER INCOME (EXPENSE) , net:
Interest expense, net	(177)	(553)	(795)	(1,053)
Other, net	(4)	148	511	758
Restructuring	(1)	(15)	2,965	(86)
Total other income (expense), net	(182)	(420)	2,681	(381)

Net loss from continuing operations before provision for income taxes	(2,563)	(3,947)	(7,529)	(12,008)
Provision (benefit) for income taxes	28	(9)	64	21
LOSS FROM CONTINUING OPERATIONS	(2,591)	(3,938)	(7,593)	(12,029)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	100	—	(110)	—
NET LOSS	$(2,491)	$(3,938)	$(7,703)	$(12,029)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Loss from continuing operations	$(0.18)	$(0.28)	$(0.53)	$(0.86)
Loss from discontinued operations	0.01	—	(0.01)	—
Net loss	$(0.17)	$(0.28)	$(0.53)	$(0.86)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	14,525	14,093	14,405	14,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares Issued and Outstanding	Issued Amount	Additional Paid-in Capital	Accumulated Deficit	Total

BALANCE, December 31, 2011	13,977,920	$140	$370,123	$(252,404)	$117,859

Stock issued for restricted stock	38,667	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	181,205	—	523	—	523
Reclass between APIC and CS due to 10-1 Split		(126)	126		—
Share-based compensation	—	—	2,833	—	2,833
Net loss	—	—	—	(17,907)	(17,907)
BALANCE, December 31, 2012	14,197,792	$14	$373,605	$(270,311)	$103,308

Stock issued for restricted stock	222,011	1	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	143,425	—	499	—	499
Share-based compensation	—	—	1,438	—	1,438
Net loss	—	—	—	(7,703)	(7,703)
BALANCE, September 30, 2013	14,563,228	$15	$375,542	$(278,014)	$97,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,703)	$(12,029)

Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	11,412	12,227
Impairment charges	288	—
Stock-based compensation	1,438	2,079
Allowance for doubtful accounts	(274)	158
Common stock issued under defined contribution 401(k) plan	499	345
(Gain) loss on disposal of assets	(3,576)	220
Changes in operating assets and liabilities:
Accounts receivable	(1,613)	(3,318)
Inventories	(10,637)	(5,672)
Prepaid expenses and other current assets	1,228	1,078
Accounts payable	12,337	(3,175)
Accrued liabilities	1,054	(110)
Customer deposits	17,419	(13,411)
Other non-current assets and liabilities	(365)	1,319
Net cash provided by (used in) operating activities	21,507	(20,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of logistics business and related note receivable	250	375
Purchases of available for sale securities	(867)	—
Purchases of property and equipment	(5,967)	(3,300)
Proceeds from disposals of property and equipment	12,533	106
(Increase) decrease in restricted cash	(1)	546
Net cash provided by (used in) investing activities	5,948	(2,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit and notes payable	(80,233)	(24,190)
Proceeds from lines of credit and notes payable	75,208	36,908
Proceeds from sale-leaseback transactions	—	1,000
Payments for debt issuance costs	—	(630)
Principal payments on capital leases	(120)	(1,145)
Net cash (used in) provided by financing activities	(5,145)	11,943

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,310	(10,619)

CASH AND CASH EQUIVALENTS, beginning of the period	516	13,340
CASH AND CASH EQUIVALENTS, end of the period	$22,826	$2,721

Supplemental cash flow information:

Interest paid	$672	$854
Income taxes paid	$19	$25
Non-cash investing and financing activities:

Issuance of restricted stock grants	$1,025	$1,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2013. The December 31, 2012 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the condensed consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. and its wholly-owned subsidiaries Broadwind Towers, Inc. (“Broadwind Towers”), Brad Foote Gear Works, Inc. (“Brad Foote”) and Broadwind Services, LLC (“Broadwind Services”) (collectively, “Subsidiaries”). All intercompany transactions and balances have been eliminated.

There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2013 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Company Description

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its Subsidiaries.

Broadwind provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the U.S. The Company’s most significant presence is within the U.S. wind industry, although it has diversified into other industrial markets in order to improve its capacity utilization and reduce its exposure to uncertainty related to favorable governmental policies currently supporting the U.S. wind industry. For the first nine months of 2013, 67% of the Company’s revenue was derived from sales associated with new wind turbine installations, versus 64% for the same period of 2012.

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

Liquidity

The Company had cash and cash equivalents and short-term investments that totaled $23,693 as of September 30, 2013, up significantly from $516 as of December 31, 2012. The Company’s improved cash position is primarily the result of (i) the sale of its idle wind tower manufacturing facility in Brandon, South Dakota (the “Brandon Facility”), which occurred in April 2013 and generated approximately $8,000 in net proceeds after closing costs and repayment of the associated mortgage balance, and (ii) the receipt of customer deposits used mainly to fund raw material steel purchases associated with tower orders. During the third quarter of 2012, the Company entered into a three-year $20,000 credit agreement with AloStar Bank of Commerce (“AloStar”). Pursuant to this agreement, AloStar will advance funds, as requested, against the Company’s borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Under this borrowing structure, borrowings are continuous and all cash proceeds received by the Company and its Subsidiaries are automatically applied to the outstanding borrowed balance. At September 30, 2013, the AloStar line of credit was undrawn and the Company had the ability to borrow up to $15,480 thereunder.

The Company has incurred operating losses since inception, partly due to large non-cash charges attributable to significant capital expenditures and acquisition outlays during 2007 and 2008. The Company anticipates that current cash resources, amounts available on the AloStar line of credit, and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. As discussed further in Note 8, “Debt and Credit Agreements” of these condensed consolidated financial statements, as of September 30, 2013, the Company is obligated to make principal payments on outstanding debt totaling $342 during the next twelve months. If assumptions regarding the Company’s production, sales and subsequent collections from several of the Company’s large customers, as well as customer advances and revenues generated from new customer orders, are not materially consistent with management’s expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company cannot make scheduled payments on its debt, or comply with applicable covenants, it may lose operational flexibility or have to delay planned investments. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash flows to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, that it will be able to comply with applicable loan covenants or that credit facilities will be available in an amount sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs.

Please refer to Note 17, “Restructuring” of these condensed consolidated financial statements for a discussion of the restructuring plan which the Company initiated in the third quarter of 2011. To date, the Company has incurred $8,500 of net costs in conjunction with its restructuring plan. Including costs incurred to date, the Company expects that a total of approximately $13,300 of net costs will be incurred to implement this restructuring plan. Of the total projected expenses, the Company anticipates that approximately $5,400 will be non-cash expenditures.

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic earnings per share calculation:

Net loss	$(2,491)	$(3,938)	$(7,703)	$(12,029)

Weighted average number of common shares outstanding	14,524,522	14,093,122	14,405,498	14,021,563
Basic net loss per share	$(0.17)	$(0.28)	$(0.53)	$(0.86)

Diluted earnings per share calculation:

Net loss	$(2,491)	$(3,938)	$(7,703)	$(12,029)

Weighted average number of common shares outstanding	14,524,522	14,093,122	14,405,498	14,021,563
Common stock equivalents:
Stock options and unvested restricted stock units (1)	—	—	—	—
Weighted average number of common shares outstanding	14,524,522	14,093,122	14,405,498	14,021,563
Diluted net loss per share	$(0.17)	$(0.28)	$(0.53)	$(0.86)

(1)                   Stock options and unvested restricted stock units granted and outstanding of 974,296 and 1,064,525 as of September 30, 2013 and 2012, respectively, are excluded from the computation of diluted earnings per share due to the anti-dilutive effect as a result of the Company’s net loss for these respective periods.

NOTE 3 — DISCONTINUED OPERATIONS

In December 2010, the Company’s Board of Directors approved a plan to divest the Company’s wholly-owned subsidiary Badger Transport, Inc. (“Badger”), which formerly comprised the Company’s Logistics segment. In March 2011, the Company completed the sale of Badger to BTI Logistics, LLC. As a component of the proceeds from the sale, the Company received a $1,500 secured promissory note payable from the purchaser. During the first quarter of 2013, the Company recorded a $210 discontinued operations charge to adjust the net balance of the Company’s note receivable down to the $150 estimated value of the Company’s security interest. During the third quarter of 2013, the Company received a payment under the note in excess of the $150 net receivable recorded, and recorded a discontinued operations gain of $100 to reflect the additional amount received. There is a balance of $860 outstanding on the note receivable, all of which is considered past due. As a result of the uncertainty related to any future expected payments from the purchaser, the note is fully reserved for at September 30, 2013.

NOTE 4 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. Marketable investments with original maturities between three and twelve months are recorded as short-term investments. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company’s condensed consolidated statements of operations. As of September 30, 2013 and December 31, 2012, cash and cash equivalents totaled $22,826 and $516, respectively, and short-term investments totaled $867 and $0, respectively. The components of cash and cash equivalents and short-term investments as of September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30,	December 31,
	2013	2012
Cash and cash equivalents:
Cash	$14,640	$464
Municipal bonds	8,186	52
Total cash and cash equivalents	22,826	516

Short-term investments (available-for-sale):
Municipal bonds	867	—

Total cash and cash equivalents and short-term investments	23,693	516

NOTE 5 — INVENTORIES

The components of inventories as of September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30,	December 31,
	2013	2012

Raw materials	$18,220	$8,697
Work-in-process	11,461	9,505
Finished goods	4,642	4,558
	34,323	22,760
Less: Reserve for excess and obsolete inventory	(1,698)	(772)
Net inventories	$32,625	$21,988

NOTE 6 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed during 2007. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. The Company tests intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the first three quarters of 2013, the Company identified triggering events associated with the Company’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets. Based upon the Company’s assessment, the recoverable amount was in excess of the carrying amount of the intangible assets, and no impairment to these assets was indicated as of September 30, 2013.

As of September 30, 2013 and December 31, 2012, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	September 30, 2013				December 31, 2012
				Weighted				Weighted
			Net	Average			Net	Average
	Cost	Accumulated	Book	Amortization	Cost	Accumulated	Book	Amortization
	Basis	Amortization	Value	Period	Basis	Amortization	Value	Period
Intangible assets:
Customer relationships	$3,979	$(3,584)	$395	7.2	$3,979	$(2,444)	$1,535	7.2
Trade names	7,999	(2,380)	5,619	20.0	7,999	(2,080)	5,919	20.0

Intangible assets	$11,978	$(5,964)	$6,014	15.8	$11,978	$(4,524)	$7,454	15.8

As of September 30, 2013, estimated future amortization expense is as follows:

2013	$111
2014	444
2015	444
2016	444
2017	444
2018 and thereafter	4,127
Total	$6,014

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012

Accrued payroll and benefits	$3,821	$2,913
Accrued property taxes	458	367
Income taxes payable	488	443
Accrued professional fees	199	526
Accrued warranty liability	675	707
Accrued regulatory settlement	500	—
Accrued environmental reserve	242	352
Accrued other	578	704
Total accrued liabilities	$6,961	$6,012

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012

Lines of credit	$—	$955
Term loans and notes payable	3,099	3,308
Less: Current portion	(342)	(1,307)
Long-term debt, net of current maturities	$2,757	$2,956

Credit Facilities

AloStar Credit Facility

On August 23, 2012, the Company and its Subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with AloStar, providing the Company and its Subsidiaries with a new $20,000 secured credit facility (the “Credit Facility”). The Credit Facility is a secured three-year asset-based revolving credit facility, pursuant to which AloStar will advance funds when requested against a borrowing base consisting of approximately 85% of the face value of eligible receivables of the Company and its Subsidiaries and approximately 50% of the book value of eligible inventory of the Company and its Subsidiaries. Borrowings under the Credit Facility bear interest at a per annum rate equal to the one-month London Interbank Offered Rate plus a margin of 4.25%, with a minimum interest rate of 5.25% per annum. The Company must also pay an unused facility fee to AloStar equal to 0.50% per annum on the unused portion of the Credit Facility along with other standard fees. The initial term of the Loan Agreement ends on August 23, 2015.

The Loan Agreement contains customary representations and warranties applicable to the Company and its Subsidiaries. It also contains a requirement that the Company, on a consolidated basis, maintain a minimum monthly fixed charge coverage ratio and minimum monthly earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (“Adjusted EBITDA”), along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications. As of September 30, 2013, the Loan Agreement was amended to: (i) redefine certain exclusions to the fixed charge coverage ratio, (ii) exclude the periodic non-cash portion of the environmental regulatory settlement charges from the adjusted EBITDA calculation and (iii) increase the capital expenditure limit for 2013.

The obligations under the Loan Agreement are secured by, subject to certain exclusions, (i) a first priority security interest in all of the accounts, inventory, chattel paper, payment intangibles, cash and cash equivalents and other working capital assets and stock or other equity interests in the Company’s Subsidiaries and (ii) a first priority security interest in all of the equipment of Brad Foote.

As of September 30, 2013, there was no outstanding indebtedness under the Credit Facility. The Company had the ability to borrow up to $15,480 as of September 30, 2013, and the per annum interest rate would have been 5.25%. The Company was in compliance with all applicable covenants under the Loan Agreement as of September 30, 2013.

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

Level 2 — Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly. For the Company’s municipal bonds, we noted that although quoted prices are available and used to value said assets, they are traded less frequently.

Level 3 — Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date. The Company used market negotiations to value its Gearing assets.  The Company used real estate appraisals to value the Clintonville, WI facility.

The following table represents the fair values of the Company’s financial assets as of September 30 2013 and December 31, 2012:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Municipal bonds	$—	$9,053	$—	$9,053
Assets measured on a nonrecurring basis:
Gearing equipment	—	—	1,331	1,331
Clintonville, WI facility	—	—	821	821
Total assets at fair value	$—	$9,053	$2,152	$11,205

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Municipal bonds	$—	$52	$—	$52
Total assets at fair value	$—	$52	$—	$52

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and customer deposits, approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company’s long-term debt is approximately equal to its fair value.

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

Due to the Company’s operating losses in each of the first three quarters of 2013 combined with its history of continued operating losses, the Company continues to evaluate the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company’s September 30, 2013 assessment, the recoverable amount of undiscounted cash flows based upon the Company’s most recent projections exceeded the carrying amount of invested capital by 120% and 56% for the Gearing and Services segments, respectively, and no impairment to these assets was indicated.

During the first half of 2013, the Company took a $288 charge to adjust the carrying value of its Clintonville, Wisconsin facility assets to fair value, and reclassified the resulting $790 carrying value from property and equipment to Assets Held for Sale. This treatment was due to management’s decision to list the property for sale as a result of its determination that the property was no longer required in its operations. Additionally, the Company took a $345 charge to adjust the carrying value of certain Gearing equipment to fair value, and reclassified the resulting $1,400 carrying value to Assets Held for Sale as a result of the decision to sell this equipment.

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of September 30, 2013, the Company had no net deferred income taxes due to the full recorded valuation allowance. During the three months ended September 30, 2013, the Company recorded a provision for income taxes of $28 compared to a benefit for income taxes of $9 during the three months ended September 30, 2012. During the nine months ended September 30, 2013, the Company recorded a provision for income taxes of $64, compared to a provision for income taxes of $21 during the nine months ended September 30, 2012.

The Company files income tax returns in U.S. federal and state jurisdictions. As of September 30, 2013, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2012, the Company had net operating loss carryforwards of $153,629 expiring in various years through 2032.

It is reasonably possible that unrecognized tax benefits will decrease by up to approximately $285 as a result of the expiration of the applicable statute of limitations within the next 12 months. In addition, Section 382  of the Internal Revenue Code of 1986, as amended (the “IRC”), generally imposes an annual limitation on the amount of net operating loss (“NOL”) carryforwards and associated built-in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company’s ability to utilize NOL carryforwards and built-in losses may be limited, under this section or otherwise, by the Company’s issuance of common stock or by other changes in stock ownership. Upon completion of the Company’s analysis of IRC Section 382, the Company has determined that aggregate changes in stock ownership have triggered an annual limitation on NOL carryforwards and built-in losses available for utilization. To the extent the Company’s use of NOL carryforwards and associated built-in losses is significantly limited in the future due to additional changes in stock ownership, the Company’s income could be subject to U.S. corporate income tax earlier than it would be if the Company were able to use NOL carryforwards and built-in losses without such limitation, which could result in lower profits and the loss of benefits from these attributes.

The Company announced on February 13, 2013, that its Board of Directors had adopted a Stockholder Rights Plan (the “Rights Plan”) designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under IRC Section 382. The Rights Plan is intended to act as a deterrent to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.9% or more of the Company’s common stock and thereby triggering a further limitation of the Company’s available NOL carryforwards. In connection with the adoption of the Rights Plan, the Board of Directors declared a non-taxable dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock to the Company’s stockholders of record as of the close of business on February 22, 2013. Each Right entitles its holder to purchase from the Company one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $14.00 per Right, subject to adjustment. As a result of the Rights Plan, any person or group that acquires beneficial ownership of 4.9% or more of the Company’s common stock without the approval of the Company’s Board of Directors would be subject to significant dilution in the ownership interest of that person or group. Stockholders who owned 4.9% or more of the outstanding shares of the Company’s common stock as of February 12, 2013 will not trigger the preferred share purchase rights unless they acquire additional shares. The Rights Plan was subsequently approved by the Company’s stockholders at the Company’s 2013 Annual Meeting of Stockholders.

As of September 30, 2013, the Company has $484 of unrecognized tax benefits, all of which would have a favorable impact on income tax expense. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company has accrued interest and penalties of $198 as of September 30, 2013. As of December 31, 2012, the Company had unrecognized tax benefits of $454, of which $168 represented accrued interest and penalties.

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

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. As of September 30, 2013, the Company had reserved 96,247 shares for issuance upon the exercise of stock options outstanding and 92,209 shares for issuance upon the vesting of restricted stock unit (“RSU”) awards outstanding. As of September 30, 2013, 203,408 shares of common stock reserved for stock options and RSU awards under the 2007 EIP have been issued in the form of common stock.

2012 Equity Incentive Plan

On March 8, 2012, the Company’s Board of Directors approved the Broadwind Energy, Inc. 2012 Equity Incentive Plan (the “2012 EIP;” together with the 2007 EIP, the “Equity Incentive Plans”), and at the Company’s Annual Meeting of Stockholders on May 4, 2012, the Company’s stockholders approved the adoption of the 2012 EIP. The purposes of the 2012 EIP are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2012 EIP by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining officers, other employees, non-employee directors and independent contractors; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders. Under the 2012 EIP, the Company may grant (i) non-qualified stock options; (ii) “incentive stock options” (within the meaning of IRC Section 422); (iii) stock appreciation rights; (iv) restricted stock and RSU’s; and (v) performance awards.

The 2012 EIP reserves 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of

September 30, 2013, the Company had reserved 138,590 shares for issuance upon the exercise of stock options outstanding and 647,250 shares for issuance upon the vesting of RSU awards outstanding. As of September 30, 2013, 111,053 shares of common stock reserved for stock options and RSU awards under the 2012 EIP have been issued in the form of common stock.

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

The following table summarizes stock option activity during the nine months ended September 30, 2013 under the Equity Incentive Plans, as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2012	286,455	$26.80
Granted	—	$—
Exercised	—	$—
Forfeited	(37,579)	$15.94
Expired	(14,039)	$103.43
Outstanding as of September 30, 2013	234,837	$23.96

Exercisable as of September 30, 2013	100,031	$45.96

The following table summarizes RSU activity during the nine months ended September 30, 2013 under the Equity Incentive Plans, as follows:

	Number of RSU’s	Weighted Average Grant-Date Fair Value Per RSU
Outstanding as of December 31, 2012	761,662	$6.01
Granted	463,218	$3.68
Vested	(280,624)	$6.76
Forfeited	(204,797)	$4.50
Outstanding as of September 30, 2013	739,459	$4.66

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. There were no stock options granted during the nine months ended September 30, 2013.

The Company utilized a forfeiture rate of 25% during the nine months ended September 30, 2013 and 2012 for estimating the forfeitures of stock compensation granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012, as follows:

	Nine Months Ended September 30,
	2013	2012
Share-based compensation expense:
Selling, general and administrative	$1,438	$2,079
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$1,438	$2,079

Reduction in earnings per share:
Basic and diluted earnings per share (2)	$0.10	$0.15

(1) Income tax benefit is not illustrated because the Company is currently operating at a loss and an actual income tax benefit was not realized for the nine months ended September 30, 2013 and 2012. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

(2) Diluted earnings per share for the nine months ended September 30, 2013 and 2012 does not include common stock equivalents due to their anti-dilutive nature as a result of the Company’s net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

As of September 30, 2013, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and RSU’s, in the amount of approximately $2,879 will be recognized through 2016. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

NOTE 12 — LEGAL PROCEEDINGS

Shareholder Lawsuits

On February 11, 2011, a putative class action was filed in the United States District Court for the Northern District of Illinois (the “USDC”) against the Company and certain of its current or former officers and directors. The lawsuit was purportedly brought on behalf of purchasers of the Company’s common stock between March 17, 2009 and August 9, 2010. A lead plaintiff was appointed and an amended complaint was filed on September 13, 2011. The amended complaint named as additional defendants certain of the Company’s current and former directors, certain Tontine entities, and Jeffrey Gendell, a principal of Tontine. The complaint sought to allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and/or Section 20(a) of the Exchange Act by issuing or causing to be issued a series of allegedly false and/or misleading statements concerning the Company’s financial results, operations, and prospects, including with respect to the January 2010 secondary public offering of the Company’s common stock (the “Offering”). The plaintiffs alleged that the Company’s statements were false and misleading because, among other things, the Company’s reported financial results during the class period allegedly violated GAAP because they failed to reflect the impairment of goodwill and other intangible assets, and the Company allegedly failed to disclose known trends and other information regarding certain customer relationships at Brad Foote. In support of their claims, the plaintiffs relied in part upon six alleged confidential informants, all of whom are alleged to be former employees of the Company. On November 18, 2011, the Company filed a motion to dismiss. On April 19, 2012, the USDC granted in part and denied in part the Company’s motion. The USDC dismissed all claims with prejudice against each of the named current and former officers except for J. Cameron Drecoll and held that the plaintiffs had failed to state a claim for any alleged misstatements made after March 19, 2010. In addition, the USDC dismissed all claims with prejudice against the named Tontine entities and Mr. Gendell. The USDC denied the motion with respect to certain of the claims asserted against the Company and Mr. Drecoll. The Company filed its answer and affirmative defenses on May 21, 2012. The plaintiffs’ class certification was filed on June 22, 2012, and the parties agreed to a briefing schedule. The parties participated in a mediation session on August 20, 2012, and reached agreement on a settlement of the matter in the amount of $3,915, which is payable by the Company’s insurance carrier. The USDC granted final approval of the settlement on June 27, 2013.

Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the USDC against certain of the Company’s current and former officers and directors, and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the Offering. One of the lawsuits also alleged that certain directors violated Section 14(a) of the Exchange Act in connection with the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders. Two of the matters pending in the USDC were subsequently consolidated, and on May 15, 2012, the USDC granted the defendants’ motion to dismiss the consolidated cases and also entered an order dismissing the third case. The Company received a request from the Tontine defendants for indemnification in the derivative suits and the class action lawsuit from Tontine and/or Mr. Gendell pursuant to various agreements related to shares owned by Tontine. The Company maintains directors and officers liability insurance; however, the costs of indemnification for Mr. Gendell and/or Tontine would not be covered by any Company insurance policy.  The Company subsequently entered into an agreement with Tontine providing, among other things, for a settlement of these indemnification claims and related matters for a payment of $495. Because of the preliminary nature of these matters, the Company is not able to estimate a loss or range of loss, if any, that may be incurred in connection with these matters at this time.

SEC Inquiry

In August 2011, the Company received a subpoena from the United States Securities and Exchange Commission (“SEC”) seeking documents and other records related to certain accounting practices at Brad Foote. The subpoena was issued in connection with an informal inquiry that the Company received from the SEC in November 2010, which most likely arose out of a whistleblower complaint that the SEC received related to revenue recognition, cost accounting and intangible and fixed asset valuations at Brad Foote. The Company has been in regular contact with the SEC, and in its communications the SEC has clarified or supplemented its requests. The Company has produced documents responsive to such requests and completed the process of responding to the subpoena for documents. Following the issuance of subpoenas for testimony, the SEC has deposed certain current and former Brad Foote and Company employees. The Company cannot currently predict the outcome of this investigation. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations. No estimate regarding the loss or range of loss, if any, that may be incurred in connection with this matter is possible at this time. All pending reimbursement requests from Tontine related to the SEC inquiry were resolved in the above-referenced settlement.

Environmental

The Company is aware of an investigation commenced by the United States Attorney’s Office, Northern District of Illinois (“USAO”), for potential violation of federal environmental laws. On February 15, 2011, pursuant to a search warrant, officials from the United States Environmental Protection Agency (“USEPA”) entered and conducted a search of a Brad Foote facility in Cicero, Illinois (the “Cicero Avenue Facility”) in connection with the alleged improper disposal of industrial wastewater to the sewer. Also on or about February 15, 2011, in connection with the same matter, the Company received a grand jury subpoena requesting testimony and the production of certain documents relating to the Cicero Avenue Facility’s past compliance with certain environmental laws and regulations relating to the generation, discharge and disposal of wastewater from certain of its processes between 2004 and the present. On or about February 23, 2011, the Company received another grand jury subpoena relating to the same investigation, requesting testimony and the production of certain other documents relating to certain of the Cicero Avenue Facility’s employees, environmental and manufacturing processes, and disposal practices. On April 5, 2012, the Company received a letter from the USAO requesting the production of certain financial records from 2008 to the present. The Company has completed its response to the subpoenas and to the USAO’s request. The Company has also voluntarily instituted corrective measures at the Cicero Avenue Facility, including changes to its wastewater disposal practices. On September 24, 2013, the USAO commenced a criminal action in the USDC based on this investigation. Brad Foote has agreed to enter into a plea agreement with the USAO (the “Plea Agreement”) with regard to this criminal action, pursuant to which Brad Foote would plead guilty to one count of knowingly violating the Clean Water Act, Title 33, United States Code, Section 1319(c)(2)(A) and pay a $1,500 fine (payable in three installments of $500 within three years of the date of sentencing). The Plea Agreement is subject to the approval of the USDC.

Other

The Company is also a party to additional claims and legal proceedings arising in the ordinary course of business, none of which is deemed to be individually significant at this time. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations, financial position or liquidity. It is possible that if one or more of the matters described above were decided against the Company, the effects could be material to the Company’s results of operations in the period in which the Company would be required to record or adjust the related liability and could also be material to the Company’s cash flows in the periods the Company would be required to pay such liability.

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

Towers and Weldments

The Company manufactures towers for wind turbines, specifically the large and heavier wind towers that are designed for 2 megawatt (“MW”) and larger wind turbines. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of approximately 500 towers, sufficient to support turbines generating more than 1,200 MW of power. This product segment also encompasses the manufacture of specialty fabrications and specialty weldments for mining and other industrial customers.

Gearing

The Company engineers, builds and remanufactures precision gears and gearing systems for oil and gas, wind, mining, steel and other industrial applications. The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment in Neville Island, Pennsylvania.

Services

The Company offers a comprehensive range of services, primarily to wind farm developers and operators. The Company specializes in non-routine maintenance services for both kilowatt and MW turbines. The Company also offers comprehensive field services to the wind industry. The Company is increasingly focusing its efforts on the identification and/or development of product and service offerings which will improve the reliability and efficiency of wind turbines, and therefore enhance the economic benefits to its customers. The Company provides wind services across the U.S., with primary service locations in South Dakota and Texas. In February 2011, the Company put into operation its Abilene, Texas gearbox service facility (the “Gearbox Facility”), which is focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing.

Corporate and Eliminations

“Corporate” includes the assets and selling, general and administrative expenses of the Company’s corporate office. “Eliminations” comprises adjustments to reconcile segment results to consolidated results.

Summary financial information by reportable segment for the three and nine months ended September 30, 2013 and 2012 is as follows:

For the Three Months Ended September 30, 2013:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$48,594	$10,138	$3,704	$—	$—	$62,436
Intersegment revenues (1)	64	251	—	—	(315)	—
Operating profit (loss)	6,723	(5,653)	(1,276)	(2,197)	22	(2,381)
Depreciation and amortization	941	2,014	409	15	—	3,379
Capital expenditures	750	2,459	7	22	—	3,238

For the Three Months Ended September 30, 2012:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$37,423	$10,778	$6,844	$—	$—	$55,045
Intersegment revenues (1)	—	478	55	—	(533)	—
Operating profit (loss)	1,740	(2,637)	(570)	(2,048)	(12)	(3,527)
Depreciation and amortization	942	2,995	413	17	—	4,367
Capital expenditures	127	893	44	71	—	1,135

For the Nine Months Ended September 30, 2013:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$116,127	$28,098	$15,238	$—	$—	$159,463
Intersegment revenues (1)	67	3,456	15	—	(3,538)	—
Operating profit (loss)	12,828	(12,394)	(3,239)	(7,386)	(19)	(10,210)
Depreciation and amortization	2,841	7,469	1,064	38	—	11,412
Capital expenditures	1,235	4,114	240	378	—	5,967

For the Nine Months Ended September 30, 2012:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$109,587	$40,256	$15,956	$—	$—	$165,799
Intersegment revenues (1)	—	1,096	81	—	(1,177)	—
Operating profit (loss)	3,306	(5,390)	(3,331)	(6,224)	12	(11,627)
Depreciation and amortization	2,722	8,217	1,237	51	—	12,227
Capital expenditures	540	1,657	944	159	—	3,300

	Total Assets as of
	September 30,	December 31,
Segments:	2013	2012

Towers and Weldments	$51,054	$50,801
Gearing	70,561	71,371
Services	15,906	13,976
Assets held for sale	2,152	8,042
Corporate	303,401	308,336
Eliminations	(278,845)	(309,616)
	$164,229	$142,910

(1)         Intersegment revenues generally include a 10% markup over costs and primarily consist of sales from Gearing to Services. Sales from Gearing to Services totaled $3,456 and $1,096 for the nine months ended September 30, 2013 and 2012, respectively.

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

In connection with the Company’s ongoing restructuring initiatives, during the third quarter of 2012, the Company identified a $352 liability associated with the planned sale of the Cicero Avenue Facility. The liability is associated with environmental remediation costs that were identified while preparing the site for sale. During the third quarter, the Company applied for entry into the Illinois Environmental Protection Agency voluntary site remediation program. The Company intends to submit its environmental sampling data, as well as its remedial objectives plan, during the fourth quarter. The Company will continue to reevaluate its reserve balance associated with this matter as it gathers additional information. As of September 30, 2013, the accrual balance remaining is $242.

Warranty Liability

The Company provides warranty terms that range from one to seven years for various products and services supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of September 30, 2013 and 2012, estimated product warranty liability was $675 and $751, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the nine months ended September 30, 2013 and 2012 were as follows:

	For the Nine Months Ended September 30,
	2013	2012

Balance, beginning of period	$707	$983
Reduction of warranty reserve	(25)	(133)
Warranty claims	(7)	(99)
Balance, end of period	$675	$751

Allowance for Doubtful Accounts

Based upon past experience and judgment, the Company establishes an allowance for doubtful accounts with respect to accounts receivable. The Company’s standard allowance estimation methodology considers a number of factors that, based on its collections experience, the Company believes will have an impact on its credit risk and the collectability of its accounts receivable. These factors include individual customer circumstances, history with the Company, the length of the time period during which the account receivable has been past due and other relevant criteria.

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the nine months ended September 30, 2013 and 2012 consists of the following:

	For the Nine Months Ended September 30,
	2013	2012

Balance at beginning of period	$453	$438
Bad debt expense	(38)	200
Write-offs	(236)	(123)
Balance at end of period	$179	$515

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and dependent on actual losses sustained by the customer. The Company does not believe that potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of September 30, 2013.

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, the Company began to self-insure for its workers’ compensation liabilities, including reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. The Company takes into account claims incurred but not reported when determining its workers’ compensation reserves. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Other

As of September 30, 2013, approximately 19% of the Company’s employees were covered by two collective bargaining agreements with United Steelworkers local unions in Cicero, Illinois and Neville Island, Pennsylvania, which are scheduled to remain in effect through February 2014 and October 2017, respectively.

On July 20, 2011, the Company executed a strategic financing transaction (the “NMTC Transaction”) involving the following third parties: AMCREF Fund VII, LLC (“AMCREF”), a registered community development entity; COCRF Investor VIII, LLC (“COCRF”); and Capital One, National Association (“Capital One”). The NMTC Transaction allows the Company to receive below market interest rate funds through the federal New Markets Tax Credit (“NMTC”) program; see Note 16, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements. Pursuant to the NMTC Transaction, the gross loan and investment in the Gearbox Facility of $10,000 will generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One. The Gearbox Facility must operate and be in compliance with the terms and conditions of the NMTC Transaction during the seven year compliance period, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any tax credit recaptures will be required in connection with the NMTC Transaction.

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

The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company’s condensed consolidated balance sheet as of September 30, 2013. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest in the third quarter of 2018. Capital One may exercise an option to put its investment and receive $130 from the Company. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company expects that Capital One will exercise the put option at the end of the tax credit recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

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

The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One’s net contribution of $2,600 is included in Long Term Debt, Net of Current Maturities in the condensed consolidated balance sheet as of September 30, 2013. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred.

NOTE 17 — RESTRUCTURING

During the third quarter of 2011, the Company conducted a review of its business strategies and product plans based on the outlook for the economy at large, the forecast for the industries it serves, and its business environment. The Company concluded that its manufacturing footprint and fixed cost base were too large and expensive for its medium-term needs and began restructuring its facility capacity and its management structure to consolidate and increase the efficiencies of its operations.

The Company is executing a plan to reduce its facility footprint by approximately 40% through the sale and/or closure through the end of 2014 of facilities comprising a total of approximately 600,000 square feet. As part of this plan, in the third quarter of 2011, the Company determined that the Brandon Facility should be sold, and as a result the Company reclassified the Brandon Facility property and equipment to Assets Held for Sale and the related indebtedness to Liabilities Held for Sale. In April 2013 the Company completed the sale of the Brandon Facility, generating approximately $8,000 in net proceeds after closing costs and the repayment of the mortgage on the Brandon Facility. Including the sale of the Brandon Facility, the Company has so far closed or reduced its leased presence at six facilities and achieved a reduction of approximately 400,000 square feet. During 2013, the Company determined that its Clintonville, Wisconsin was no longer required in its operations and reclassified the property and equipment associated with this facility, as well as certain Gearing equipment, to Assets Held for Sale. The most significant remaining reduction relates to the anticipated closure and disposition of the Cicero Avenue Facility. The Company believes its remaining locations will be sufficient to support its Towers and Weldments, Gearing, Services and general corporate and administrative activities, while allowing for growth for the next several years.

In the third quarter of 2012, the Company identified a $352 liability associated with the planned sale of the Cicero Avenue Facility. The liability is associated with environmental remediation costs that were identified while preparing the site for sale. The expenses associated with this liability have been recorded as a restructuring charge, and as of September 30, 2013 the accrual balance remaining is $242.

Additional restructuring plans were approved in the fourth quarter of 2011. Including costs incurred to date, the Company expects that a total of approximately $13,300 of net costs will be incurred to implement this restructuring initiative. To date, the Company has incurred approximately $8,500, or 64% of the total expected restructuring costs. Of the total projected costs, the Company anticipates that a total of approximately $5,400 will consist of non-cash charges. Restructuring costs incurred to date include $900 of involuntary terminations and $1,500 of accelerated depreciation of the Cicero Avenue Facility. The table below details the Company’s total net restructuring charges incurred to date and the total net expected restructuring charges as of September 30, 2013:

	2011	2012	Q1 ‘13	Q2 ‘13	Q3 ‘13	Total	Total
	Actual	Actual	Actual	Actual	Actual	Incurred	Projected
Capital expenditures:
Gearing	$5	$2,072	$359	$817	$514	$3,767	$5,007
Corporate	—	524	277	—	—	801	801
Total capital expenditures	5	2,596	636	817	514	4,568	5,808

Cash expenses:
Cost of sales:
Gearing	131	308	157	886	840	2,322	3,295
Services	—	225	119	115	—	459	459
Total cost of sales	131	533	276	1,001	840	2,781	3,754

Selling, general, and administrative expenses:
Towers	—	130	78	37	50	295	295
Gearing	35	520	65	67	28	715	715
Services	—	40	—	—	—	40	40
Corporate	406	49	458	3	1	917	917
Total selling, general and administrative expenses	441	739	601	107	79	1,967	1,967

Other - Towers and Weldments gain on Brandon Facility:	—	—	—	(3,586)	1	(3,585)	(3,585)
Non-cash expenses:
Towers	—	—	290	—	—	290	290
Gearing	247	1,166	179	550	257	2,399	4,989
Services	—	58	(15)	—	—	43	43
Corporate	50	—	—	—	—	50	50
Total non-cash expenses	297	1,224	454	550	257	2,782	5,372
Grand total	$874	$5,092	$1,967	$(1,111)	$1,691	$8,513	$13,316

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

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

Third Quarter Overview

Although we have significantly expanded our weldments revenues, our Towers and Weldments segment is still largely linked to new wind installations. Wind tower demand was strong through most of 2012, but weakened in the last quarter of the year as the market reacted to the scheduled expiration of the federal production tax credit (“PTC”) supporting the U.S. wind industry. Due to the scheduled expiration of the PTC and a federal trade case affecting imports of wind towers from certain Asian countries, a number of competitors, both foreign and domestic, have exited the market or repurposed some of their wind tower production assets. This has improved the near-term balance between supply and demand in the U.S. wind tower industry. New supporting legislation was approved in early 2013 that extended the PTC for new wind projects that start construction in calendar year 2013 and are completed by the end of 2015. This has generated significant demand for wind tower production, although actual wind farm construction and installation activity has been very weak in the first three quarters of 2013. With the new tax credit legislation in place, we received follow-on tower orders from two large turbine manufacturers. As a result, this segment continues to experience year-over-year growth in revenue and profitability, as well as increased order intake. At September 30, 2013, we had $141 million in towers backlog of which $43 million is scheduled for shipment in 2013.

In our Gearing segment, while we still have significant sales to support the installed base of wind turbines, we have diversified into industrial products for oil and gas, mining and rail customers. Sales to support the natural gas and mining industry softened in 2013. Consequently, we have experienced reduced orders and revenues from large customers in our Gearing segment for the year-to-date, although our order intake has recovered somewhat in the most recent quarter. In addition, our Gearing business continues to experience production delays and inefficiencies attributable to our plant consolidation and our transition to increased volumes of complex gearbox production.

In our Services segment, the low level of wind farm construction and installations in 2013 negatively affected our Services segment revenue, both directly and indirectly, as wind farm operators have increasingly performed non-routine maintenance projects themselves.

During 2011, we conducted a review of our business strategies and product plans given the outlook for the economy at large, the forecast for the industries we serve and our own business environment. As a result, we have been executing a restructuring plan to rationalize our facility capacity and our management structure, and to consolidate and increase the efficiencies of our operations.

In 2011, we concluded that our manufacturing footprint and fixed cost base were too large and expensive for our medium-term needs. We are executing a plan to reduce our facility footprint by approximately 40% through the sale and/or closure of facilities comprising a total of approximately 600,000 square feet. In April 2013, we completed the sale of our idle 146,000 square foot Brandon, South Dakota tower manufacturing facility (the “Brandon Facility”), generating approximately $8,000 in net proceeds after closing costs and the repayment of the mortgage on the Brandon Facility. To date, we have closed or reduced our leased presence at six facilities and achieved a reduction of approximately 400,000 square feet. The most significant remaining reduction relates to the anticipated closure and disposition of one of our Cicero, Illinois gearing facilities. We believe the remaining locations will be sufficient to support our Towers and Weldments, Gearing, Services and general corporate and administrative activities while allowing for growth for the next several years. These factors have required management to reassess its estimates of the fair value of some of our assets.

We expect to incur net restructuring costs associated with the restructuring plan totaling an estimated $13,300, of which $8,500 (or 64%) has been incurred through September 30, 2013. Costs are expected to include approximately $5,800 in capital expenditures and $7,500 in net expenses, of which approximately $5,400 is anticipated to be non-cash expenses and $2,100 is anticipated to be cash expenses. We anticipate annual savings going forward of approximately $6,000 related to the restructuring.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2013, compared to the three months ended September 30, 2012.

	Three Months Ended September 30,				2013 vs. 2012
	2013	% of Total Revenue	2012	% of Total Revenue	$ Change	% Change

Revenues	$62,436	100.0%	$55,045	100.0%	$7,391	13.4%
Cost of sales	56,783	90.9%	52,097	94.6%	4,686	9.0%
Restructuring	1,097	1.8%	233	0.4%	864	370.8%
Gross profit	4,556	7.3%	2,715	5.0%	1,841	67.8%

Operating expenses
Selling, general and administrative expenses	5,247	8.4%	5,197	9.4%	50	1.0%
Intangible amortization	111	0.2%	664	1.2%	(553)	-83.3%
Regulatory settlement	1,500	2.4%	—	0.0%	1,500	#DIV/0!
Restructuring	79	0.1%	381	0.7%	(302)	-79.3%
Total operating expenses	6,937	11.1%	6,242	11.3%	695	11.1%

Operating loss	(2,381)	-3.8%	(3,527)	-6.3%	1,146	32.5%

Other income (expense)
Interest expense, net	(177)	-0.3%	(553)	-1.0%	376	68.0%
Other, net	(4)	0.0%	148	0.3%	(152)	-102.7%
Restructuring	(1)	0.0%	(15)	0.0%	14	93.3%
Total other income (expense), net	(182)	-0.3%	(420)	-0.7%	238	56.7%

Net loss from continuing operations before provision for income taxes	(2,563)	-4.1%	(3,947)	-7.0%	1,384	35.1%
Provision (benefit) for income taxes	28	0.0%	(9)	0.0%	37	411.1%
Loss from continuing operations	(2,591)	-4.1%	(3,938)	-7.0%	1,347	34.2%
Loss from discontinued operations, net of tax	100	0.2%	—	0.0%	100	#DIV/0!
Net loss	$(2,491)	-3.9%	$(3,938)	-7.0%	$1,447	36.7%

Consolidated

Revenues increased by $7,391, from $55,045 during the three months ended September 30, 2012, to $62,436 during the three months ended September 30, 2013. We experienced a significant increase in Towers and Weldments revenue, partially offset by decreases in our Gearing and Services business segments. Towers and Weldments revenues increased 30% while tower sections sold only increased by 18% in the current year period because we produced a larger number of smaller sections in the prior year period. Weldments revenue decreased 29% over the prior year quarter due to a downturn in customer demand related to the mining industry. Gearing segment revenues decreased by 8% due to decreased mining related sales due to a decline in industrial demand as compared to the prior year quarter, as well as a lower order intake during the first half of the year. Services segment revenues decreased by 46% as a result of lower gearbox sales and lower construction and field service activity compared to the prior year quarter.

Gross profit increased by $1,841, from $2,715 during the three months ended September 30, 2012, to $4,556 during the three months ended September 30, 2013. The increase in gross profit was attributable to increased Towers and Weldments volumes and margins on the current mix of towers, partially offset by lower margins and lower volumes in Gearing and Services. As a result, our total gross margin increased from 5.0% during the three months ended September 30, 2012, to 7.3% during the three months ended September 30, 2013. Gross profit margin, excluding restructuring charges, increased 69% to 9.1% in the current year period from 5.4% in the prior year quarter.

Selling, general and administrative expenses increased by $50, from $5,197 during the three months ended September 30, 2012, to $5,247 during the three months ended September 30, 2013. The increase was primarily attributable to higher legal and professional expenses, partially offset by lower employee compensation expenses. Selling, general and administrative expenses as a percentage of sales decreased from 9.4% in the prior year quarter to 8.4% in the current year quarter.

Intangible amortization expense decreased from $664 during the three months ended September 30, 2012, to $111 during the three months ended September 30, 2013. The decrease was attributable to the accelerated amortization of a portion of our customer relationship intangible assets over a one-year period, starting in July 2012 and ending with full amortization as of June 30, 2013.

Restructuring operating expenses decreased from $381 during the three months ended September 30, 2012, to $79 during the three months ended September 30, 2013. We also recorded a $1,500 regulatory settlement charge in the current year third quarter in conjunction with entering into a plea agreement with the United States Attorney’s Office related to an existing environmental investigation from prior years (the “Plea Agreement”).

Net loss decreased from $3,938 during the three months ended September 30, 2012, to $2,491 during the three months ended September 30, 2013, as a result of the factors described above, and a $100 gain on discontinued operations.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013	2012

Revenues	$48,658	$37,423
Operating income	6,723	1,740
Operating margin	13.8%	4.6%

Towers and Weldments revenues increased by $11,235, from $37,423 during the three months ended September 30, 2012, to $48,658 during the three months ended September 30, 2013. Towers and Weldments revenues increased 30% due to increased customer demand and better operational throughput in our production facilities. Weldments revenue for large industrial customers decreased 29% as compared to the prior year period, due to a downturn in customer demand related to the weak mining industry; we expect continued weakness in this section in the near to mid-term.

Towers and Weldments segment operating income increased by $4,983, from $1,740 during the three months ended September 30, 2012, to $6,723 during the three months ended September 30, 2013. The significant increase in operating income was attributable to increased volumes and margins on the current mix of towers which includes less variability in tower designs than in the prior year quarter, the resultant increase in labor productivity in the current quarter, and the reduction of production inefficiencies experienced in the prior year quarter. Operating margin increased from 4.6% during the three months ended September 30, 2012, to 13.8% during the three months ended September 30, 2013.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013	2012

Revenues	$10,389	$11,256
Operating loss	(5,653)	(2,637)
Operating margin	-54.4%	-23.4%

Gearing segment revenues decreased by $867, from $11,256 during the three months ended September 30, 2012, to $10,389 during the three months ended September 30, 2013. The 8% decrease in total revenues was due to decreased mining related sales due to a decline in industrial demand, as compared to the prior year quarter.

Gearing segment operating loss increased by $3,016, from $2,637 during the three months ended September 30, 2012, to $5,653 during the three months ended September 30, 2013. The increase in operating loss was due to lower sales and production volumes, an unfavorable product mix, increased restructuring expenses, as well as a $1,500 regulatory settlement charge recorded in conjunction with entering into the Plea Agreement. These factors were partially offset by lower depreciation and amortization. As a result of the factors described above, operating margin deteriorated from (23.4%) during the three months ended September 30, 2012, to (54.4%) during the three months ended September 30, 2013.

Services Segment

The following table summarizes the Services segment operating results for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013	2012

Revenues	$3,704	$6,899
Operating loss	(1,276)	(570)
Operating margin	-34.4%	-8.3%

Services segment revenues decreased by $3,195, from $6,899 during the three months ended September 30, 2012, to $3,704 during the three months ended September 30, 2013. The 46% decrease in revenue was a result of lower gearbox sales, and lower construction and field service activity, compared to the prior year quarter. The low level of wind farm construction and installations in the third quarter of 2013 negatively affected our Services revenue, both directly and indirectly, as wind farm operators have increasingly performed non-routine maintenance projects themselves.

Services segment operating loss increased by $706, from $570 during the three months ended September 30, 2012, to $1,276 during the three months ended September 30, 2013. The decline was due to a charge of $238 related to a provision for obsolete inventory as well as lower revenues, partly offset by lower operating expenses as we reduced headcount in reaction to lower levels of activity. Operating margin declined from (8.3%) during the three months ended September 30, 2012, to (34.4%) during the three months ended September 30, 2013.

Corporate and Other

Corporate and Other expenses increased by $115, from $2,060 during the three months ended September 30, 2012, to $2,175 during the three months ended September 30, 2013. The increase in expense was primarily attributable to increased legal expense of $324, partially offset by lower employee compensation costs of $162.

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

	Nine Months Ended September 30,				2013 vs. 2012
	2013	% of Total Revenue	2012	% of Total Revenue	$ Change	% Change

Revenues	$159,463	100.0%	$165,799	100.0%	$(6,336)	-3.8%
Cost of sales	147,399	92.4%	158,155	95.4%	(10,756)	-6.8%
Restructuring	2,758	1.7%	1,038	0.6%	1,720	165.7%
Gross profit	9,306	5.9%	6,606	4.0%	2,700	40.9%

Operating expenses
Selling, general and administrative expenses	15,788	9.9%	16,658	10.0%	(870)	-5.2%
Intangible amortization	1,441	0.9%	1,094	0.7%	347	31.7%
Regulatory settlement	1,500	0.9%	—	0.0%	1,500	#DIV/0!
Restructuring	787	0.5%	481	0.3%	306	63.6%
Total operating expenses	19,516	12.2%	18,233	11.0%	1,283	7.0%

Operating loss	(10,210)	-6.3%	(11,627)	-7.0%	1,417	12.2%

Other income (expense)
Interest expense, net	(795)	-0.5%	(1,053)	-0.6%	258	24.5%
Other, net	511	0.3%	758	0.5%	(247)	-32.6%
Restructuring	2,965	1.9%	(86)	-0.1%	3,051	3547.7%
Total other income (expense), net	2,681	1.7%	(381)	-0.2%	3,062	803.7%

Net loss from continuing operations before provision for income taxes	(7,529)	-4.6%	(12,008)	-7.2%	4,479	37.3%
Provision for income taxes	64	0.1%	21	0.0%	43	204.8%
Loss from continuing operations	(7,593)	-4.7%	(12,029)	-7.2%	4,436	36.9%
Loss from discontinued operations, net of tax	(110)	-0.1%	—	0.0%	(110)	N/A
Net loss	$(7,703)	-4.8%	$(12,029)	-7.2%	$4,326	36.0%

Consolidated

Revenues decreased by $6,336, from $165,799 during the nine months ended September 30, 2012, to $159,463 during the nine months ended September 30, 2013. We experienced a revenue decline of 24% in our Gearing business segment due to production delays and decreased industrial demand, as compared to the prior year period. We experienced a 6% increase in Towers and Weldments revenue in spite of a reduction of $4,448 attributable to fabrication-only towers sold in the current year period when compared with no fabrication-only towers sold in the prior year period. In our Services business segment, we experienced a decrease in revenue in the current year period compared to the prior year period due to sharp declines in construction activity, partially offset by a one-time industrial project performed by the Gearbox Facility in the first half of 2013.

Gross profit increased by $2,700, from $6,606 during the nine months ended September 30, 2012, to $9,306 during the nine months ended September 30, 2013. The increase in gross profit was attributable to increased Towers and Weldments volumes and margins on the current mix of towers, partially offset by lower margins and lower volumes in Gearing and Services for the period ended September 30, 2013 as compared to the period ended September 30, 2012. As a result, our gross margin increased from 4.0% during the nine months ended September 30, 2012, to 5.9% during the nine months ended September 30, 2013. Gross profit margin excluding restructuring charges increased to 7.6% in the current year period, from 4.6% in the prior year period.

Selling, general and administrative expenses decreased by $870, from $16,658 during the nine months ended September 30, 2012, to $15,788 during the nine months ended September 30, 2013. The decrease was primarily attributable to lower employee costs of $382, lower legal expenses of $234, lower facility costs of $220, lower bad debt of $131, partially offset by a variety of other net items. Selling, general and administrative expenses as a percentage of sales decreased slightly from 10.0% in the prior year period to 9.9% in the current year period.

Intangible amortization expense increased from $1,094 during the nine months ended September 30, 2012, to $1,441 during the nine months ended September 30, 2013. The increase was attributable to the accelerated amortization of a portion of our customer relationship intangible assets over a one-year period, starting in July 2012 and ending with full amortization as of June 30, 2013. Restructuring expenses increased from $481 during the nine months ended September 30, 2012, to $787 during the nine months ended September 30, 2013. We recorded a $1,500 charge in the third quarter 2013 for an expected regulatory settlement associated with the Plea Agreement.

Net loss improved from $12,029 during the nine months ended September 30, 2012, to $7,703 during the nine months ended September 30, 2013, as a result of the factors described above and a $3,586 gain on the sale of the Brandon Facility.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013	2012

Revenues	$116,194	$109,587
Operating income	12,828	3,306
Operating margin	11.0%	3.0%

Towers and Weldments revenues increased by $6,607, from $109,587 during the nine months ended September 30, 2012, to $116,194 during the nine months ended September 30, 2013. We experienced somewhat lower volume in the beginning of the current year period, due to the need to ramp up from very low levels of production at the end of 2012. Towers and Weldments revenues increased 6%, while tower sections sold decreased by 3% in the current year period largely because we produced a larger number of smaller sections in the prior year period. In addition, we produced fabrication-only towers in the current year period and none in the prior year period, and consequently our current year period revenue and direct materials were $4,448 lower than if we had sold these units on a complete-tower basis. Weldments revenue for large industrial customers increased 31% as compared to the prior year period, consistent with our strategic focus on diversifying our end-markets; however, our most recent quarter showed our first period-over-period weldments decline due to a downturn in the mining industry.

Towers and Weldments segment operating income increased by $9,522, from $3,306 during the nine months ended September 30, 2012, to $12,828 during the nine months ended September 30, 2013. The increase in operating income was attributable to increased volumes and margins on the current mix of towers which includes less variability in tower designs than in the prior year period, the reduction of production inefficiencies experienced in the prior year period and the expansion of weldments revenue. Operating margin increased from 3.0% during the nine months ended September 30, 2012, to 11.0% during the nine months ended September 30, 2013.

Gearing Segment

The following table summarizes the Gearing segment operating results for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013	2012

Revenues	$31,554	$41,352
Operating loss	(12,394)	(5,390)
Operating margin	-39.3%	-13.0%

Gearing segment revenues decreased by $9,798, from $41,352 during the nine months ended September 30, 2012, to $31,554 during the nine months ended September 30, 2013. The 24% decrease in total revenues was due to production delays attributable to our plant consolidation and the transition to increased volumes of complex gearbox production, and decreased mining and natural gas related sales due to a decline in industrial demand, as compared to the prior year period.

Gearing segment operating loss increased by $7,004, from $5,390 during the nine months ended September 30, 2012, to $12,394 during the nine months ended September 30, 2013. The increase in operating loss was due to lower sales and production volumes, an unfavorable product mix, increased restructuring expenses, and a $1,500 regulatory settlement associated with the Plea Agreement, partially offset by lower depreciation and lower employee compensation expense. As a result of the factors described above, operating margin deteriorated from (13.0%) during the nine months ended September 30, 2012, to (39.3%) during the nine months ended September 30, 2013.

Services Segment

The following table summarizes the Services segment operating results for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013	2012

Revenues	$15,253	$16,037
Operating loss	(3,239)	(3,331)
Operating margin	-21.2%	-20.8%

Services segment revenues decreased by $784, from $16,037 during the nine months ended September 30, 2012, to $15,253 during the nine months ended September 30, 2013. The 5% decrease in revenue was primarily the result of greatly decreased construction activity, partially offset by a one-time industrial project performed in the first half of 2013 at the Gearbox Facility. The low level of wind farm construction and installations in 2013 negatively affected our Services revenue, both directly and indirectly, as wind farm operators have performed non-routine maintenance projects themselves.

Services segment operating loss improved by $92, from $3,331 during the nine months ended September 30, 2012, to $3,239 during the nine months ended September 30, 2013. The slight improvement reflects higher margins in the first half of the year due to the one-time industrial project, and lower margins in the third quarter offset by lower operating expenses due to a reduction in headcount in response to the downturn in activity experienced in the current year period. Operating margin deteriorated from (20.8%) during the nine months ended September 30, 2012, to (21.2%) during the nine months ended September 30, 2013.

Corporate and Other

Corporate and Other expenses increased by $1,193, from $6,212 during the nine months ended September 30, 2012, to $7,405 during the nine months ended September 30, 2013. The increase in expense was primarily attributable to increased restructuring expense of $451, increased employee compensation costs of $106, increased professional fees of $240, and increased legal expenses of $178.

SELECTED FINANCIAL DATA

The following non-GAAP financial measure presented below relates to earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (“Adjusted EBITDA”) and is presented for illustrative purposes as an accompaniment to our unaudited financial results of operations for the three and nine months ended September 30, 2013 and 2012. Adjusted EBITDA should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under accounting principles generally accepted in the United States (“GAAP”). We believe that Adjusted EBITDA is particularly meaningful due principally to the role acquisitions have played in our development and because of the significant restructuring activity underway since 2011. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, which was primarily attributable to a significant portion of the purchase price of our acquired businesses being allocated to depreciable fixed assets and definite-lived intangible assets. The following Adjusted EBITDA calculation is derived from our unaudited condensed consolidated financial results for the three and nine months ended September 30, 2013 and 2012, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Operating loss	$(2,381)	$(3,527)	$(10,210)	$(11,627)
Depreciation and amortization	3,178	4,195	10,826	11,590
Restructuring	1,176	614	3,545	1,519
Other income	(4)	148	511	758
Share-based compensation and other stock payments	645	982	1,970	2,619
Adjusted EBITDA	$2,614	$2,412	$6,642	$4,859

SUMMARY OF CRITICAL ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial condition or results of operations under different conditions or using different assumptions.  Our most critical accounting policies are related to the following areas: revenue recognition, warranty liability, inventories, intangible assets, long-lived assets, workers compensation expense and income taxes. Details regarding our application of these policies and the related estimates are described fully in our Annual Report on Form 10-K for the year ended December 31, 2012 and are supplemented by the following additional disclosure regarding our assessment of Intangible Assets and Long-Lived Assets.

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

Due to the Gearing segment’s operating losses in each of the first three quarters of 2013 combined with its history of continued operating losses, we continue to evaluate the recoverability of certain of our intangible assets associated with the Gearing segment. Based upon our September 30, 2013 assessment, the recoverable amount was in excess of the carrying amount of the related assets by 120%, and no impairment to these assets was indicated. To the extent the projections used in our analysis are not achieved, there may be a negative effect on the valuation of these assets.

Long-Lived Assets

We review property and equipment and other long-lived assets for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the assets are less than the carrying value of the related assets. The impairment loss would adjust the asset to its fair value.

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

Due to the Gearing and Services segments’ operating losses in each of the first three quarters of 2013 combined with their history of continued operating losses, we continue to evaluate the recoverability of certain of the long-lived assets associated with the Services and Gearing segments. Based upon our September 30, 2013 assessment, the recoverable amount of undiscounted cash flows based upon our most recent projections exceeded the carrying amount of invested capital by 120% and 56% for the Gearing and Services segments, respectively, and no impairment to these assets was indicated. To the extent projections used in our evaluations are not achieved, there may be a negative effect on the valuation of these assets.

During the first half of 2013, we took a $288 charge to adjust the carrying value of our Clintonville, Wisconsin facility assets to fair value, and reclassified the resulting $790 carrying value from property and equipment to Assets Held for Sale. This treatment was due to our decision to list the property for sale as a result of our determination that the property was no longer required in our operations. Additionally, we took a $345 charge to adjust the carrying value of certain Gearing equipment to fair value, and reclassified the resulting $1,400 carrying value to Assets Held for Sale as a result of a decision to sell this equipment.

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, we began to self-insure for our workers’ compensation liabilities that include reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. We take into account claims incurred but not reported when determining our workers’ compensation reserves. Workers’ compensation reserves are included in accrued liabilities. While we believe that we have adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred.

Recent Accounting Pronouncements

We review new accounting standards as issued. Although some of the accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we believe that none of the new standards will have a significant impact on our condensed consolidated financial statements.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

During the third quarter of 2012, we entered into a three-year $20,000 revolving credit agreement with AloStar Bank of Commerce (“AloStar”). In connection with this agreement, AloStar will advance funds against our borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Under this borrowing structure, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance. As a result of this structure, we anticipate that cash balances will remain at a minimum at all times when there are amounts outstanding under the credit line. At September 30, 2013, the AloStar facility was undrawn and we were in compliance with all applicable covenants.

As of September 30, 2013, cash and cash equivalents and short-term investments totaled $23,693, an increase of $5,826 from June 30, 2013. Debt and capital leases totaled $5,838 at September 30, 2013, and we had the ability to borrow up to $15,480 under the AloStar facility. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with current cash on hand and cash generated by operations.

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

Sources and Uses of Cash

Operating Cash Flows

During the nine months ended September 30, 2013, net cash provided by operating activities totaled $21,507, compared to net cash used in operating activities of $20,289 during the nine months ended September 30, 2012. The increase in net cash provided by operating activities was primarily attributable to higher receipts of customer deposits associated primarily with tower orders which were used to fund raw material steel purchases.

Investing Cash Flows

During the nine months ended September 30, 2013, net cash provided by investing activities totaled $5,948, compared to net cash used in investing activities of $2,273 during the nine months ended September 30, 2012. The increase in net cash provided by investing activities as compared to the prior year period was primarily attributable to the sale of the Brandon Facility, which resulted in gross proceeds of approximately $12,000.

Financing Cash Flows

During the nine months ended September 30, 2013, net cash used in financing activities totaled $5,145, compared to net cash provided by financing activities of $11,943 during the nine months ended September 30, 2012. The increase in net cash used in financing activities as compared to the prior year period was primarily attributable to increased net payments on outstanding debt including the elimination of our AloStar line of credit balance, and the extinguishment of our Brandon Facility mortgage.

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain “forward-looking statements”— that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Our forward-looking statements may include or relate to the following: (i) our plans to continue to grow our business through organic growth; (ii) our beliefs with respect to the sufficiency of our liquidity and our plans to evaluate alternate sources of funding if necessary; (iii) our plans and assumptions, including estimated costs and saving opportunities, regarding our ongoing restructuring efforts designed to improve our financial performance; (iv) our expectations relating to state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (v) our expectations with respect to our customer relationships and efforts to diversify our customer base and sector focus and leverage customer relationships across business units; (vi) our ability to realize revenue from customer orders and backlog; (vii) our plans with respect to the use of proceeds from financing activities and our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (viii) our beliefs and expectations relating to the economy and the potential impact it may have on our business, including our customers; (ix) our beliefs regarding the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (x) our expectations relating to the impact of pending securities litigation, the inquiry by the U.S. Securities and Exchange Commission (“SEC”), and environmental compliance matters; and (xi) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2013. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk,” contained in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.                     Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein.

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

Subsequent to the discovery of the material weakness, we are in the process of changing our internal control process and procedures and the contractual terms with this customer. We began remediating the material weakness in the third quarter by initiating detailed customer contract reviews and having relevant personnel participate in accounting training classes including SEC reporting and revenue recognition content.

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

BROADWIND ENERGY, INC.

October 31, 2013	By:	/s/ Peter C. Duprey
Peter C. Duprey
President and Chief Executive Officer
(Principal Executive Officer)

October 31, 2013	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

Exhibit Number	Exhibit
10.1	Second Amendment to Loan and Security Agreement dated as of August 23, 2012, by and among the Company, the Subsidiaries and AloStar Bank of Commerce*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer*

*                                         Filed herewith.