Form 10-Q/A
period 2013-03-31
BROADWIND ENERGY, INC.
filed 2014-03-11
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

BROADWIND ENERGY, INC. AND SUBSIDIARIES

Explanatory Note

As used herein, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its wholly-owned subsidiaries.  We are filing this Amendment No. 1 (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, originally filed with the United States Securities and Exchange Commission on May 9, 2013 (the “Original Filing”), to amend and restate our unaudited financial statements and related disclosures for the period then ended and amend certain other information as indicated below. This Amended Filing is being filed following the restatement of our financial statements for the first three quarters of the fiscal year ended December 31, 2013. The details of the restatement are discussed below and in Note 2 to the accompanying restated condensed consolidated financial statements.

In this Amended Filing, we are:

•                  restating our Condensed Consolidated Balance Sheet as of March 31, 2013, our Condensed Consolidated Statements of Operations for the three months ended March 31, 2013, our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and the Notes to our Condensed Consolidated Financial Statements;

•                  amending Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as it relates to the three months ended March 31, 2013; and

•                  amending Part I, Item 4, disclosure regarding Controls and Procedures.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications in connection with this Amended Filing (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other amendments have been made to the Original Filing. This Amended Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

Background on the Restatement

On January 31, 2014, the audit committee of our board of directors (the “Audit Committee”) concluded that the previously issued financial statements contained in our quarterly reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 should no longer be relied upon because of errors in those financial statements. In addition to the financial statements for these periods, related press releases furnished on Current Reports on Form 8-K and reports and stockholder communications describing our financial statements for these periods should no longer be relied upon.

The errors relate to the overstatement of cost of sales in the total amount of approximately $938 during the nine months ended September 30, 2013. The overstatement arose in, and was included in the results of, our Towers and Weldments segment. The Audit Committee completed an independent investigation into the identified errors, which determined that accounting personnel in the Towers and Weldments segment intentionally created reserves in the aforementioned quarters in a manner inconsistent with generally accepted accounting principles and our own accounting policies and procedures.

Coincident with restating our financial statements due to the above mentioned errors, we also adjusted the financial statements to address unrecorded adjustments which were previously deemed insignificant. The restatement adjustments did not impact our previously reported tax provision or benefit in any of the affected periods, as we have recorded full valuation allowances against net deferred tax assets and loss carryforwards. For more information related to the impact of the restatement adjustments on our financial statements contained in this Amended Filing for the three months ended March 31, 2013, refer to Note 2, Restatement of Previously Issued Financial Statements.

PART I.    FINANCIAL INFORMATION

Item 1.         Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
	(Restated and Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$537	$516
Restricted cash	331	330
Accounts receivable, net of allowance for doubtful accounts of $298 and $453 as of March 31, 2013 and December 31, 2012, respectively	26,350	20,039
Inventories, net	30,046	21,988
Prepaid expenses and other current assets	4,184	3,836
Assets held for sale	8,039	8,042
Total current assets	69,487	54,751
Property and equipment, net	78,273	79,889
Intangible assets, net	6,790	7,454
Other assets	751	816
TOTAL ASSETS	$155,301	$142,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$6,172	$955
Current maturities of long-term debt	330	352
Current portions of capital lease obligations	1,749	2,217
Accounts payable	24,681	16,377
Accrued liabilities	5,838	6,012
Customer deposits	8,212	4,063
Liabilities held for sale	3,609	3,860
Total current liabilities	50,591	33,836

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,816	2,956
Long-term capital lease obligations, net of current portions	539	641
Other	2,240	2,169
Total long-term liabilities	5,595	5,766

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,357,053 and 14,197,792 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	14	14
Additional paid-in capital	374,171	373,605
Accumulated deficit	(275,070)	(270,311)
Total stockholders’ equity	99,115	103,308
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$155,301	$142,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
	(Restated)

Revenues	$45,506	$54,443
Cost of sales	42,881	51,822
Restructuring	455	389
Gross profit	2,170	2,232

OPERATING EXPENSES:
Selling, general and administrative	5,388	5,883
Intangible amortization	665	215
Restructuring	601	75
Total operating expenses	6,654	6,173
Operating loss	(4,484)	(3,941)

OTHER (EXPENSE) INCOME, net:
Interest expense, net	(391)	(262)
Other, net	335	363
Gain (loss) on sale of assets and restructuring	13	—
Total other (expense) income, net	(43)	101

Net loss from continuing operations before provision for income taxes	(4,527)	(3,840)
Provision for income taxes	22	20
LOSS FROM CONTINUING OPERATIONS	(4,549)	(3,860)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(210)	—
NET LOSS	$(4,759)	$(3,860)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Loss from continuing operations	$(0.32)	$(0.28)
Loss from discontinued operations	(0.01)	—
Net loss	$(0.33)	$(0.28)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	14,267	13,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,759)	$(3,860)
Loss from discontinued operations	210	—
Loss from continuing operations	(4,549)	(3,860)

Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	3,986	3,950
Impairment charges	—	—
Stock-based compensation	427	665
Allowance for doubtful accounts	(154)	134
Common stock issued under defined contribution 401(k) plan	138	—
Loss on disposal of assets	15	23
Changes in operating assets and liabilities:
Accounts receivable	(6,156)	1,988
Inventories	(8,058)	(9,007)
Prepaid expenses and other current assets	(503)	932
Accounts payable	7,852	7,588
Accrued liabilities	(69)	(1,118)
Customer deposits	4,149	(2,729)
Other non-current assets and liabilities	82	35
Net cash used in operating activities of continuing operations	(2,840)	(1,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of logistics business and related note receivable	—	125
Purchases of property and equipment	(1,375)	(715)
Proceeds from disposals of property and equipment	4	6
Decrease in restricted cash	—	472
Net cash used in investing activities of continuing operations	(1,371)	(112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit and notes payable	(44,606)	(708)
Proceeds from lines of credit and notes payable	49,408	—
Principal payments on capital leases	(570)	(264)
Net cash provided by (used in) financing activities of continuing operations	4,232	(972)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21	(2,483)
CASH AND CASH EQUIVALENTS, beginning of the period	516	13,340
CASH AND CASH EQUIVALENTS, end of the period	$537	$10,857

Supplemental cash flow information:
Interest paid, net of capitalized interest	$334	$268
Income taxes paid	$13	$6
Non-cash investing and financing activities:
Issuance of restricted stock grants	$317	$409
Common stock issued under defined contribution 401(k) plan	$138	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying restated and unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2013. The December 31, 2012 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the condensed consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The restated and unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. and its wholly-owned subsidiaries Broadwind Towers, Inc. (“Broadwind Towers”), Brad Foote Gear Works, Inc. (“Brad Foote”) and Broadwind Services, LLC (“Broadwind Services”) (collectively, the “Subsidiaries”). All intercompany transactions and balances have been eliminated.

There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2013 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Company Description

As used in this Quarterly Report on Form 10-Q/A, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Cicero, Illinois, and the Subsidiaries.

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

As discussed further in Note 19, “Subsequent Event” of these condensed consolidated financial statements, the Company increased its liquidity in April 2013 by approximately $8 million as a result of the sale of its idle wind tower manufacturing facility in Brandon, South Dakota (the “Brandon Facility”). A portion of the proceeds from the sale were used to repay the remaining balance of the mortgage on the Brandon Facility.

The Company has a limited history of operations and has incurred operating losses since inception, partly due to large non-cash charges attributable to significant capital expenditures and acquisition outlays during 2007 and 2008. The Company anticipates that current cash resources, amounts available on the AloStar line of credit, and cash to be generated from operations and asset sales over the next twelve months will be adequate to meet the Company’s liquidity needs for at least the next twelve months. As discussed further in Note 9, “Debt and Credit Agreements” of these condensed consolidated financial statements, as of March 31, 2013, the Company was obligated to make principal payments on outstanding debt totaling $330 during the next twelve months and had a $6,172 balance on the AloStar line of credit. If assumptions regarding the Company’s production, sales and subsequent collections from several of the Company’s large customers, as well as revenues generated from new customer orders, are not materially consistent with management’s expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company cannot make scheduled payments on its debt, or comply with applicable covenants, it may lose operational flexibility or have to delay planned operational objectives. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash flows to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, that it will be able to comply with applicable loan covenants or that credit facilities will be available in an amount sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs.

In addition, please refer to Note 18, “Restructuring” of these condensed consolidated financial statements for a discussion of the restructuring plan which the Company initiated in the third quarter of 2011. To date, the Company has incurred $7,600 of costs in conjunction with its restructuring plan. Including costs incurred to date, the Company expects that a total of approximately $12,800 of net costs will be incurred to implement this restructuring plan. Of the total projected expenses, the Company anticipates that approximately $5,000 will be non-cash expenditures. The Company anticipates cash flow savings of approximately $6,000 annually from the restructuring efforts.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Background on the Restatement

On January 31, 2014, the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the previously issued financial statements contained in the Company’s quarterly reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 should no longer be relied upon because of errors in those financial statements. In addition to the financial statements for these periods, related press releases furnished on Current Reports on Form 8-K and reports and stockholder communications describing its financial statements for these periods should no longer be relied upon.

The errors relate to the overstatement of cost of sales in the total amount of approximately $938 during the nine months ended September 30, 2013. The overstatement arose in, and was included in the results of, the Company’s Towers and Weldments segment. The Audit Committee completed an independent investigation into the identified errors, which determined that accounting personnel in the Towers and Weldments segment intentionally created reserves in the aforementioned quarters in a manner inconsistent with generally accepted accounting principles and the Company’s own accounting policies and procedures.

Coincident with restating its financial statements due to the above mentioned error, the Company also adjusted the financial statements to address unrecorded adjustments which were previously deemed insignificant. The restatement adjustments did not impact the Company’s previously reported tax provision or benefit in any of the affected periods, as the Company has recorded full valuation allowances against net deferred tax assets and loss carryforwards.

Restatement Adjustments

Adjustments Related to Towers and Weldments Overstatement of Cost of Sales

Towers and Weldments cost of sales for the quarter ended March 31, 2013, was originally overstated by $199. The restated results reflect an increase in gross profit and a decrease in accounts payable of $199.

Other Operating Statement Adjustments

Other adjustments were made to correct items previously identified but deemed immaterial to our financial statements. The principal changes are described as follows: Towers and Weldments revenue was reduced by $158 and related cost of sales was reduced by $110 to correct revenue recognition timing errors related to certain tower transactions. Gearing cost of sales was increased by a $117 charge to inventory reserves to adjust the inventory to its lower of cost or market value. In addition, the Company reversed a $288 other expense item related to property and equipment charges that were originally recorded in the first quarter of 2013 and subsequently determined to belong in the second quarter of 2013. The impact of other miscellaneous adjustments resulted in an increase to cost of sales of $30 and a decrease to selling, general and administrative expenses of $8.

Balance Sheet Adjustments

The primary impact to the balance sheet were changes to the accounts receivable, inventory, accounts payable and accumulated deficit accounts related to items described in the above sections.

The unaudited restated condensed consolidated balance sheet as of March 31, 2013 is presented below (in thousands, except per share data):

	March 31, 2013
	As Previously Reported	Restatement Adjustments	Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$537	$—	$537
Restricted cash	331	—	331
Accounts receivable, net of allowance for doubtful accounts of $298 and $453 as of March 31, 2013 and December 31, 2012, respectively	26,508	(158)	26,350
Inventories, net	30,052	(6)	30,046
Prepaid expenses and other current assets	4,184	—	4,184
Assets held for sale	8,039	—	8,039
Total current assets	69,651	(164)	69,487
Property and equipment, net	77,985	288	78,273
Intangible assets, net	6,790	—	6,790
Other assets	751	—	751
TOTAL ASSETS	$155,177	$124	$155,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$6,172	$—	$6,172
Current maturities of long-term debt	330	—	330
Current portions of capital lease obligations	1,749	—	1,749
Accounts payable	24,880	(199)	24,681
Accrued liabilities	5,815	23	5,838
Customer deposits	8,212	—	8,212
Liabilities held for sale	3,609	—	3,609
Total current liabilities	50,767	(176)	50,591

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,816	—	2,816
Long-term capital lease obligations, net of current portions	539	—	539
Other	2,240	—	2,240
Total long-term liabilities	5,595	—	5,595

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,357,053 and 14,197,792 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	14	—	14
Additional paid-in capital	374,171	—	374,171
Accumulated deficit	(275,370)	300	(275,070)
Total stockholders’ equity	98,815	300	99,115
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$155,177	$124	$155,301

The unaudited restated condensed quarterly consolidated statement of operations for the three months ended March 31, 2013 is presented below (in thousands, except per share data):

	Three Months Ended March 31, 2013
	As previously Reported	Restatement Adjustments	Restated

Revenues	$45,664	$(158)	$45,506
Cost of sales	43,043	(162)	42,881
Restructuring	455	—	455
Gross profit	2,166	4	2,170

OPERATING EXPENSES:
Selling, general and administrative	5,396	(8)	5,388
Intangible amortization	665	—	665
Restructuring	601	—	601
Total operating expenses	6,662	(8)	6,654
Operating loss	(4,496)	12	(4,484)

OTHER (EXPENSE) INCOME, net:
Interest expense, net	(391)	—	(391)
Other, net	335	—	335
Gain (loss) on sale of assets and restructuring	(275)	288	13
Total other (expense) income, net	(331)	288	(43)

Net loss from continuing operations before provision for income taxes	(4,827)	300	(4,527)
Provision for income taxes	22	—	22
LOSS FROM CONTINUING OPERATIONS	(4,849)	300	(4,549)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(210)	—	(210)
NET LOSS	$(5,059)	$300	$(4,759)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Loss from continuing operations	$(0.34)	$0.02	$(0.32)
Loss from discontinued operations	(0.01)	—	(0.01)
Net loss	$(0.35)	$0.02	$(0.33)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	14,267	—	14,267

The unaudited restated condensed consolidated statement of cash flows for the three months ended March 31, 2013 is presented below (in thousands):

	Three Months Ended March 31,
	As previously Reported	Restatement Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,059)	$300	$(4,759)
Loss from discontinued operations	210	—	210
Loss from continuing operations	(4,849)	300	(4,549)

Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	3,986	—	3,986
Impairment charges	288	(288)	—
Stock-based compensation	427	—	427
Allowance for doubtful accounts	(154)	—	(154)
Common stock issued under defined contribution 401(k) plan	138	—	138
Loss on disposal of assets	15	—	15
Changes in operating assets and liabilities:		—
Accounts receivable	(6,314)	158	(6,156)
Inventories	(8,064)	6	(8,058)
Prepaid expenses and other current assets	(503)	—	(503)
Accounts payable	8,051	(199)	7,852
Accrued liabilities	(92)	23	(69)
Customer deposits	4,149	—	4,149
Other non-current assets and liabilities	82	—	82
Net cash used in operating activities of continuing operations	(2,840)	—	(2,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of logistics business and related note receivable	—		—
Purchases of property and equipment	(1,375)	—	(1,375)
Proceeds from disposals of property and equipment	4	—	4
Decrease in restricted cash	—	—	—
Net cash used in investing activities of continuing operations	(1,371)	—	(1,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit and notes payable	(44,606)	—	(44,606)
Proceeds from lines of credit and notes payable	49,408	—	49,408
Principal payments on capital leases	(570)	—	(570)
Net cash provided by (used in) financing activities of continuing operations	4,232	—	4,232

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21	—	21
CASH AND CASH EQUIVALENTS, beginning of the period	516	—	516
CASH AND CASH EQUIVALENTS, end of the period	$537	$—	$537

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012, as follows:

	Three Months Ended
	March 31,
	2013	2012
	(Restated)
Basic earnings per share calculation:

Net loss	$(4,759)	$(3,860)

Weighted average number of common shares outstanding	14,267,149	13,979,567
Basic net loss per share	$(0.33)	$(0.28)

Diluted earnings per share calculation:

Net loss	$(4,759)	$(3,860)

Weighted average number of common shares outstanding	14,267,149	13,979,567
Common stock equivalents:
Stock options and unvested restricted stock units (1)	—	—
Weighted average number of common shares outstanding	14,267,149	13,979,567
Diluted net loss per share	$(0.33)	$(0.28)

(1)                   Stock options and unvested restricted stock units granted and outstanding of 953,899 and 465,128 as of March 31, 2013 and 2012, respectively, are excluded from the computation of diluted earnings per share due to the anti-dilutive effect as a result of the Company’s net loss for these respective periods.

NOTE 4 — DISCONTINUED OPERATIONS

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

NOTE 5 — CASH AND CASH EQUIVALENTS

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

NOTE 6 — INVENTORIES

The components of inventories as of March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31,	December 31,
	2013	2012
	(Restated)
Raw materials	$14,332	$8,697
Work-in-process	11,541	9,505
Finished goods	4,880	4,558
	30,753	22,760
Less: Reserve for excess and obsolete inventory	(707)	(772)
Net inventories	$30,046	$21,988

NOTE 7 — INTANGIBLE ASSETS

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

As of March 31, 2013 and December 31, 2012, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	March 31, 2013			December 31, 2012
			Net			Net
	Cost	Accumulated	Book	Cost	Accumulated	Book
	Basis	Amortization	Value	Basis	Amortization	Value
Intangible assets:
Customer relationships	$3,979	$(3,008)	$971	$3,979	$(2,444)	$1,535
Trade names	7,999	(2,180)	5,819	7,999	(2,080)	5,919

Intangible assets	$11,978	$(5,188)	$6,790	$11,978	$(4,524)	$7,454

NOTE 8 — ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012
	(Restated)
Accrued payroll and benefits	$2,641	$2,913
Accrued property taxes	190	367
Income taxes payable	451	443
Accrued professional fees	820	526
Accrued warranty liability	693	707
Accrued environmental reserve	352	352
Accrued other	691	704
Total accrued liabilities	$5,838	$6,012

NOTE 9 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012

Lines of credit	$6,172	$955
Term loans and notes payable	3,146	3,308
Less: Current portion	(6,502)	(1,307)
Long-term debt, net of current maturities	$2,816	$2,956

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

As of March 31, 2013, the total outstanding indebtedness under the Credit Facility was $6,172, the Company had the ability to borrow up to an additional $12,316 and the per annum interest rate was 5.25%. The Company was not in compliance with the fixed charge coverage ratio covenant under the Loan Agreement (the “FCCR Covenant”) as of March 31, 2013. On February 13, 2013, in conjunction with the Company obtaining a waiver of its non-compliance with the FCCR Covenant as of December 31, 2012, AloStar also agreed to waive any non-compliance with the FCCR Covenant as of March 31, 2013 unless the Company had completed the disposition of the Brandon Facility by that date. The Company was otherwise in compliance with all other applicable covenants under the documents evidencing and securing the Credit Facility as of March 31, 2013.

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

As described further in Note 19, “Subsequent Event” of these condensed consolidated financial statements, the Brandon Facility was sold in April 2013 and the GWB Term Loan was repaid and satisfied in its entirety with a portion of the proceeds.

Other

Included in Long Term Debt, Net of Current Maturities is $2,600 associated with the New Markets Tax Credit transaction described further in Note 17, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements. Additionally, the Company has approximately $546 of other term loans outstanding.

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

NOTE 12 — SHARE-BASED COMPENSATION

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

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, as follows:

	Three Months Ended March 31,
	2013	2012
Share-based compensation expense:
Cost of sales	$31	$—
Selling, general and administrative	396	665
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$427	$665

Reduction in earnings per share:
Basic and diluted earnings per share (2)	$0.03	$0.05

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

Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the Court against certain of the Company’s current and former officers and directors, and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the January 2010 secondary public offering of the Company’s common stock. One of the lawsuits also alleged that certain directors violated Section 14(a) of the Exchange Act in connection with the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders. Two of the matters pending in the federal court were subsequently consolidated, and on May 15, 2012, the Court granted the defendants’ motion to dismiss the consolidated cases and also entered an order dismissing the third case. The Company received a request from the Tontine defendants for indemnification in the derivative suits and the class action lawsuit from Tontine and/or Mr. Gendell pursuant to various agreements related to shares owned by Tontine. The Company maintains directors and officers liability insurance; however, the costs of indemnification for Mr. Gendell and/or Tontine would not be covered by any Company insurance policy.  The Company has entered into an agreement with Tontine that provides, among other things, for a settlement of these indemnification claims and related matters for a payment of $495 which was accrued for as of March 31, 2013. Because of the preliminary nature of these matters, the Company is not able to estimate any additional loss or range of loss, if any, that may be incurred in connection with these matters at this time.

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

NOTE 15 — SEGMENT REPORTING

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

Summary financial information by reportable segment for the three months ended March 31, 2013 and 2012 was as follows:

For the Three Months Ended March 31, 2013:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated
	(Restated)	(Restated)		(Restated)		(Restated)
Revenues from external customers	$29,868	$8,169	$7,469	$—	$—	$45,506
Intersegment revenues (1)	3	2,551	15	—	(2,569)	—
Operating profit (loss)	2,154	(2,977)	(702)	(2,961)	2	(4,484)
Depreciation and amortization	951	2,710	313	12	—	3,986
Capital expenditures	242	643	213	277	—	1,375

For the Three Months Ended March 31, 2012:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$35,169	$15,832	$3,442	$—	$—	$54,443
Intersegment revenues (1)	—	200	—	—	(200)	—
Operating profit (loss)	1,005	(1,121)	(1,623)	(2,216)	14	(3,941)
Depreciation and amortization	876	2,672	385	17	—	3,950
Capital expenditures	31	365	242	77	—	715

	Total Assets as of
	March 31,	December 31,
Segments:	2013	2012
	(Restated)
Towers and Weldments	$58,977	$50,801
Gearing	71,977	71,371
Services	18,410	13,976
Assets held for sale	8,039	8,042
Corporate	312,949	308,336
Eliminations	(315,051)	(309,616)
	$155,301	$142,910

(1)         Intersegment revenues generally include a 10% markup over costs and primarily consist of sales from Gearing to Services. Sales from Gearing to Services totaled $2,551 and $200 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

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

On July 20, 2011, the Company executed a strategic financing transaction (the “NMTC Transaction”) involving the following third parties: AMCREF Fund VII, LLC (“AMCREF”), a registered community development entity; COCRF Investor VIII, LLC (“COCRF”); and Capital One, National Association (“Capital One”). The NMTC Transaction allows the Company to receive below market interest rate funds through the federal New Markets Tax Credit (“NMTC”) program; see Note 17, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements. Pursuant to the NMTC Transaction, the gross loan and investment in the Gearbox Facility of $10,000 will generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One. The Gearbox Facility must operate and be in compliance with the terms and conditions of the NMTC Transaction during the seven year compliance period, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with the NMTC Transaction.

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

The Company is executing a plan to reduce its facility footprint by approximately 40% through the sale and/or closure through the end of 2014 of facilities comprising a total of approximately 600,000 square feet. As part of this plan, in the third quarter of 2011, the Company determined that the Brandon Facility should be sold, and as a result the Company reclassified the Brandon Facility property and equipment to Assets Held for Sale and the related indebtedness to Liabilities Held for Sale. As discussed in more detail in Note 19, “Subsequent Event” of these condensed consolidated financial statements, in April 2013 the Company completed the sale of the Brandon Facility, generating approximately $8,000 in net proceeds after closing costs and the repayment of the mortgage on the Brandon Facility. Including the sale of the Brandon Facility, the Company has so far closed or reached agreement to close or reduce its leased presence at six facilities and achieved an eventual reduction of approximately 400,000 square feet. The most significant remaining reduction relates to the Cicero Avenue Facility. The Company believes the remaining locations will be sufficient to support its Towers and Weldments, Gearing, Services and general corporate and administrative activities, while allowing for growth for the next several years.

In the third quarter of 2012, the Company identified a $352 liability associated with the planned sale of the Cicero Avenue Facility. The liability is associated with environmental remediation costs that were identified while preparing the site for sale. The expenses associated with this liability have been recorded as a restructuring charge.

Additional restructuring plans were approved in the fourth quarter of 2011. To date, the Company has incurred approximately $7,600 of costs in conjunction with its restructuring plan. Including costs incurred to date, the Company expects that a total of approximately $12,800 of net costs will be incurred to implement this restructuring plan. The Company’s restructuring charges generally include costs to close or exit facilities, costs to move equipment, the related costs of building infrastructure for moved equipment and employee related costs. Of the total projected expenses, the Company anticipates that a total of approximately $5,000 will consist of non-cash charges. The table below details the Company’s total net restructuring charges incurred to date and the total net expected restructuring charges as of March 31, 2013:

	2011	2012	Q1 ‘13	Total	Total
	Actual	Actual	Actual	Incurred	Projected
			(Restated)	(Restated)	(Restated)
Capital expenditures:
Gearing	$5	$2,072	$359	$2,436	$5,059
Corp	—	524	277	801	801
Total capital expenditures	5	2,596	636	3,237	5,860

Cash expenses:
Cost of sales:
Gearing	131	308	157	596	3,120
Services	—	225	119	344	444
Total cost of sales	131	533	276	940	3,564

Selling, general, and administrative expenses:
Towers	—	130	78	208	208
Gearing	35	520	65	620	620
Services	—	40	—	40	40
Corporate	406	49	458	913	913
Total selling, general and administrative expenses	441	739	601	1,781	1,781

Other - Towers expected gain on Brandon Facility:	—	—	—	—	(3,400)
Non-cash expenses:
Towers	—	—	2	2	290
Gearing	247	1,166	179	1,592	4,652
Services	—	58	(15)	43	43
Corporate	50	—	—	50	50
Total non-cash expenses	297	1,224	166	1,687	5,035
Grand total	$874	$5,092	$1,679	$7,645	$12,840

NOTE 19 — SUBSEQUENT EVENT

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

(Dollars are presented in thousands except per share data or unless otherwise stated)

Explanatory Note

As used herein, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its wholly-owned subsidiaries.  We are filing this Amendment No. 1 (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, originally filed with the United States Securities and Exchange Commission on May 9, 2013 (the “Original Filing”), to amend and restate our unaudited financial statements and related disclosures for the period then ended and amend certain other information as indicated below. This Amended Filing is being filed following the restatement of our financial statements for the first three quarters of the fiscal year ended December 31, 2013. The details of the restatement are discussed below and in Note 2 to the accompanying restated condensed consolidated financial statements.

In this Amended Filing, we are:

•                  restating our Condensed Consolidated Balance Sheet as of March 31, 2013, our Condensed Consolidated Statements of Operations for the three months ended March 31, 2013, our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and the Notes to our Condensed Consolidated Financial Statements;

•                  amending Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as it relates to the three months ended March 31, 2013; and

•                  amending Part I, Item 4, disclosure regarding Controls and Procedures.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications in connection with this Amended Filing (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other amendments have been made to the Original Filing. This Amended Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

Background on the Restatement

On January 31, 2014, the audit committee of our board of directors (the “Audit Committee”) concluded that the previously issued financial statements contained in our quarterly reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 should no longer be relied upon because of errors in those financial statements. In addition to the financial statements for these periods, related press releases furnished on Current Reports on Form 8-K and reports and stockholder communications describing our financial statements for these periods should no longer be relied upon.

The errors relate to the overstatement of cost of sales in the total amount of approximately $938 during the nine months ended September 30, 2013. The overstatement arose in, and was included in the results of, our Towers and Weldments segment. The Audit Committee completed an independent investigation into the identified errors, which determined that accounting personnel in the Towers and Weldments segment intentionally created reserves in the aforementioned quarters in a manner inconsistent with generally accepted accounting principles and our own accounting policies and procedures.

Coincident with restating our financial statements due to the above mentioned errors, we also adjusted the financial statements to address unrecorded adjustments which were previously deemed insignificant. The restatement adjustments did not impact our previously reported tax provision or benefit in any of the affected periods, as we have recorded full valuation allowances against net deferred tax assets and loss carryforwards. For more information related to the impact of the restatement adjustments on our financial statements contained in this Amended Filing for the three months ended March 31, 2013, refer to Note 2, Restatement of

Previously Issued Financial Statements.

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

We expect to incur net restructuring costs associated with the restructuring plan totaling an estimated $12,800, of which $7,600 has been incurred through March 31, 2013. Costs are expected to include approximately $5,900 in capital expenditures and $6,900 in net expenses, of which approximately $5,000 is anticipated to be non-cash expenses and $1,900 is anticipated to be cash expenses. We anticipate annual savings going forward of approximately $6,000 related to the restructuring.

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

	Three Months Ended March 31,				2013 vs. 2012
	2013	% of Total Revenue	2012	% of Total Revenue	$ Change	% Change
	(Restated)

Revenues	$45,506	100.0%	$54,443	100.0%	$(8,937)	-16.4%
Cost of sales	42,881	94.2%	51,822	95.2%	(8,941)	-17.3%
Restructuring	455	1.0%	389	0.7%	66	17.0%

Gross profit	2,170	4.8%	2,232	4.1%	(62)	-2.8%

Operating expenses
Selling, general and administrative expenses	5,388	11.8%	5,883	10.8%	(495)	-8.4%
Intangible amortization	665	1.5%	215	0.4%	450	209.3%
Restructuring	601	1.3%	75	0.1%	526	701.3%
Total operating expenses	6,654	14.6%	6,173	11.3%	481	7.8%

Operating loss	(4,484)	-9.8%	(3,941)	-7.2%	(543)	-13.8%

Other (expense) income
Interest expense, net	(391)	-0.8%	(262)	-0.5%	(129)	-49.2%
Other, net	335	0.7%	363	0.7%	(28)	-7.7%
Gain (loss) on sale of assets and restructuring	13	0.0%	—	0.0%	13	N/A
Total other (expense) income, net	(43)	-0.1%	101	0.2%	(144)	-142.6%

Net loss from continuing operations before provision for income taxes	(4,527)	-9.9%	(3,840)	-7.0%	(687)	-17.9%
Provision for income taxes	22	0.0%	20	0.0%	2	10.0%
Loss from continuing operations	(4,549)	-10.0%	(3,860)	-7.0%	(689)	-17.8%
Loss from discontinued operations, net of tax	(210)	-0.4%	—	0.0%	(210)	N/A
Net loss	$(4,759)	-10.4%	$(3,860)	-7.0%	$(899)	-23.3%

Consolidated

Revenues decreased by $8,937, from $54,443 during the three months ended March 31, 2012, to $45,506 during the three months ended March 31, 2013. We experienced increased revenue in our Services business segment, but we experienced a decline in revenue in our Towers and Weldments and Gearing business segments. Weldments revenue increased 109% over the prior year quarter. Tower sections sold decreased 15% and current quarter tower revenue experienced a reduction of $4,448 attributable to fabrication-only towers sold in the current quarter when compared with no fabrication-only towers sold in the prior year quarter. Our Services segment revenues increased 117% due to a one-time industrial project performed by the Gearbox Facility in the first quarter of 2013 compared to 2012. Our Gearing segment revenues declined 33% due to softness in industrial markets and delays in production.

Gross profit decreased by $62, from $2,232 during the three months ended March 31, 2012, to $2,170 during the three months ended March 31, 2013. The decrease in gross profit was attributable to a volume-related decrease in Gearing, offset by improvements in Towers and Weldments and in Services.  The increase in gross profit in Towers and Weldments was attributable to increased margins on the current mix of towers, and the expansion of weldments revenue. The increase in Services gross profit was related to increased volume in the drivetrain business. As a result, our gross margin increased from 4.1% during the three months ended March 31, 2012, to 4.8% during the three months ended March 31, 2013. Gross profit margin excluding restructuring charges increased to 5.8% in the current year period, from 4.8% in the prior year quarter.

Selling, general and administrative expenses decreased by $495, from $5,883 during the three months ended March 31, 2012, to $5,388 during the three months ended March 31, 2013. The decrease was primarily attributable to lower employee compensation expenses, as well as reductions in various other general costs. Selling, general and administrative expenses as a percentage of sales increased from 10.8% in the prior year quarter to 11.8% in the current year quarter.

Intangible amortization expense increased from $215 during the three months ended March 31, 2012, to $665 during the three months ended March 31, 2013. The increase was attributable to accelerating the amortization of a portion of the customer relationship intangible assets. Restructuring expenses included in operating expenses increased from $75 during the three months ended March 31, 2012, to $601 during the three months ended March 31, 2013.

Net loss increased from $3,860 during the three months ended March 31, 2012, to $4,759 during the three months ended March 31, 2013, as a result of the factors described above and a $210 loss on discontinued operations in the current year quarter.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(Restated)
Revenues	$29,871	$35,169
Operating income	2,154	1,005
Operating margin	7.2%	2.9%

Towers and Weldments revenues decreased by $5,298, from $35,169 during the three months ended March 31, 2012, to $29,871 during the three months ended March 31, 2013. Towers and Weldments revenues decreased 15%, while towers sections sold also decreased by 15% in the current period. We produced fabrication-only towers in the current period and none in the prior year period, and consequently our current period revenue and direct materials were $4,448 lower than if we had sold these units on a complete-tower basis. Weldments revenue for large industrial customers increased 109% as compared to the prior year period, consistent with our strategic focus on diversifying our end markets.

Towers and Weldments segment operating income increased by $1,149, from $1,005 during the three months ended March 31, 2012, to $2,154 during the three months ended March 31, 2013. The increase in operating income was attributable to increased margins on the current mix of towers which includes fewer new tower designs than were produced in the prior year quarter, and also the expansion of weldments revenue. Operating margin increased from 2.9% during the three months ended March 31, 2012, to 7.2% during the three months ended March 31, 2013.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(Restated)
Revenues	$10,720	$16,032
Operating loss	(2,977)	(1,121)
Operating margin	-27.8%	-7.0%

Gearing segment revenues decreased by $5,312, from $16,032 during the three months ended March 31, 2012, to $10,720 during the three months ended March 31, 2013. The 33% decrease in total revenues was attributable to production delays and decreased industrial sales due to a slowed industrial demand, as compared to the prior year quarter.

Gearing segment operating loss increased by $1,856, from $1,121 during the three months ended March 31, 2012, to $2,977 during the three months ended March 31, 2013. The increase in operating loss was due to a volume related decrease in margins somewhat offset by lower fixed costs and lower operating expenses.  Operating expenses decreased as a $450 increase in accelerated intangible amortization was more than offset by lower employee compensation expenses of $306, and lower cost of bad debt, legal and professional expenses. As a result of the factors described above, operating margin deteriorated from (7.0%) during the three months ended March 31, 2012, to (27.8%) during the three months ended March 31, 2013.

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

Corporate and Other

Corporate and Other expenses increased by $757, from $2,202 during the three months ended March 31, 2012, to $2,959 during the three months ended March 31, 2013. The increase in expense was primarily attributable to increased restructuring expense of $447, increased professional expenses of $161, and increased employee compensation costs of $153.

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

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
	(Restated)
Operating loss	$(4,484)	$(3,941)
Depreciation and amortization	3,806	3,656
Restructuring	1,056	464
Other income	335	363
Share-based compensation and other stock payments	624	850
Adjusted EBITDA	$1,337	$1,392

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

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q/A and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Portions of this Quarterly Report on Form 10-Q/A, including the discussion and analysis in this Item 2, contain “forward-looking statements”— that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Our forward-looking statements may include or relate to the following: (i) our plans to continue to grow our business through organic growth; (ii) our beliefs with respect to the sufficiency of our liquidity and our plans to evaluate alternate sources of funding if necessary; (iii) our plans and assumptions, including estimated costs and saving opportunities, regarding our ongoing restructuring efforts designed to improve our financial performance; (iv) our expectations relating to state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (v) our expectations with respect to our customer relationships and efforts to diversify our customer base and sector focus and leverage customer relationships across business units; (vi) our ability to realize revenue from customer orders and backlog; (vii) our plans with respect to the use of proceeds from financing activities and our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (viii) our beliefs and expectations relating to the economy and the potential impact it may have on our business, including our customers; (ix) our beliefs regarding the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (x) our expectations relating to the impact of pending securities litigation, the inquiry by the U.S. Securities and Exchange Commission, and environmental compliance matters; and (xi) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

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

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2013 because of the material weaknesses in internal control over financial reporting described below.

Identification of Material Weaknesses

As part of our quarterly evaluation of the effectiveness of our internal control over financial reporting described above we considered the restatement of quarterly information included in this Form 10-Q/A.  As a result, we have concluded that the following material weaknesses in internal control over financial reporting that were identified in connection with the restatement of this Form 10-Q/A also existed as of March 31, 2013:

Segregation of duties, account reconciliations and communication of policies and procedures

On January 31, 2014, the Audit Committee of our Board (the “Audit Committee”) concluded that the previously issued financial statements contained in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 should no longer be relied upon because of errors in those financial statements that originated in our Towers and Weldments segment. In addition to the financial statements for these periods, related press releases furnished on Current Reports on Form 8-K and reports and stockholder communications describing our financial statements for these periods should no longer be relied upon.

The Audit Committee has completed an independent investigation into the errors that were identified in the quarterly financial statements of our Towers and Weldments segment. The Audit Committee’s investigation found that we understated gross profit and overstated net loss in the 2013 quarterly financial statements of our Towers and Weldments segment by $938 for the nine-months ended

September 30, 2013.  We have restated the quarterly financial statements because of the above understatement, and have corrected the quarterly figures to address other unrecorded errors which were previously deemed insignificant.

The investigation also found that during this period deficiencies in the design and effectiveness of certain internal controls over financial reporting allowed accounting errors to occur, some of which arose from instances of intentional misstatement relating to the deferral of income within the affected business segment. As a result of this investigation, management concluded that three material weaknesses exist as described below:

1)             We did not maintain effective controls over the preparation, support, review and approval of journal entries.  Specifically, effective controls were not in place to ensure proper segregation of duties between the preparation and approval of journal entries.

2)             We did not maintain effective control over the reconciliation of the accrual account for inventory items that have been received for which the related vendor invoice is pending.  Specifically, the reconciliation was not properly designed to identify, investigate and resolve reconciling items on a timely basis.

3)             We did not maintain effective controls over ensuring our commitment to integrity and ethical values.  Specifically, our controls over internal communications regarding the importance of maintaining effective internal control over financial reporting and a commitment to integrity and ethical values were not operating effectively.

The above material weaknesses resulted in material misstatements in accounts payable and cost of sales that required us to restate the Company’s quarterly financial statements included in this Form 10-Q/A.

Inventory Accounting

We did not maintain effective controls over the costing and valuation of inventory. Specifically, controls over standard cost updates, capitalization of variances into ending inventory, elimination of intercompany profits in inventory and valuation of inventory related reserves were not properly designed to prevent or detect material misstatements on a timely basis, that we concluded in the aggregate, constitute a material weakness. This material weakness resulted in inventory misstatements that were corrected prior to the issuance of this Form 10-Q/A and give rise to a reasonable possibility that material misstatements of inventory in our annual or interim financial statements will not be prevented or detected on a timely basis.

Revenue Accounting

As previously disclosed under “Item 4 — Controls and Procedures” on Form 10-Q for the quarter ended June 30, 2013, management identified a material weakness in our internal control over financial reporting related to the revenue recognition process in our Towers and Weldments segment, specifically related to management’s requisite knowledge regarding the application of revenue recognition accounting guidance. This material weakness resulted in revenue misstatements that were corrected prior to the issuance of this Form 10-Q/A and give rise to a reasonable possibility that material misstatements of revenue in our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s remediation plan

As part of our commitment to strengthening our internal control over financial reporting, we have implemented various personnel actions and will initiate other remedial actions under the oversight of the Audit Committee, including:

Segregation of duties, account reconciliations and communication of policies and procedures

•                  We will conduct comprehensive training of all appropriate management regarding the importance of full and transparent communication and disclosure over matters that impact our internal controls and financial reporting and disclosure. This will include a program of continuous education for new managers and refresher courses for all managers on an ongoing basis.

•                  We will enhance separation of incompatible duties surrounding preparation and approval of journal entries and account analysis.

•                  We will enhance controls over the review and approval of manual journal entries.

Inventory Accounting

•                  We will review and revise the design of controls with respect to standard cost updates, capitalization of variances into inventory, elimination of intercompany profits in inventory and the calculation of our inventory reserves.

•                  We will train existing staff in the specific requirements of generally accepted accounting principles related to inventory costing and valuation.

Revenue Accounting

•                  We will implement participation in SEC reporting and revenue recognition training classes by relevant personnel.

•                  We will implement a formal contract review control to identify and account for key terms affecting revenue recognition covering all contracts and purchase orders related to sales of towers.

We can give no assurance that the measures we take will remediate the material weaknesses that we identified or that any additional material weaknesses will not arise in the future. We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes management determines appropriate.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses identified above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                     Legal Proceedings

The information required by this item is incorporated herein by reference to Note 13, “Legal Proceedings” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

BROADWIND ENERGY, INC.

March 11, 2014	By:	/s/ Peter C. Duprey
Peter C. Duprey
President and Chief Executive Officer
(Principal Executive Officer)

March 11, 2014	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2013

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