Form 10-Q/A
period 2013-06-30
BROADWIND ENERGY, INC.
filed 2014-03-11
CIK 1120370

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

BROADWIND ENERGY, INC. AND SUBSIDIARIES

Explanatory Note

As used herein, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its wholly-owned subsidiaries. We are filing this Amendment No. 1 (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, originally filed with the United States Securities and Exchange Commission on August 1, 2013 (the “Original Filing”), to amend and restate our unaudited financial statements and related disclosures for the periods then ended and amend certain other information as indicated below. This Amended Filing is being filed following the restatement of our financial statements for the first three quarters of the fiscal year ended December 31, 2013. The details of the restatement are discussed below and in Note 2 to the accompanying restated condensed consolidated financial statements.

In this Amended Filing, we are:

•                  restating our Condensed Consolidated Balance Sheet as of June 30, 2013, our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013, our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and the Notes to our Condensed Consolidated Financial Statements;

•                  amending Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as it relates to the six months ended June 30, 2013; and

•                  amending Part I, Item 4, disclosure regarding Controls and Procedures.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications in connection with this Amended Filing (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other amendments have been made to the Original Filing. This Amended Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings..

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

Coincident with restating our financial statements due to the above mentioned errors, we also adjusted the financial statements to address unrecorded adjustments which were previously deemed insignificant. The restatement adjustments did not impact our previously reported tax provision or benefit in any of the affected periods, as we have recorded full valuation allowances against net deferred tax assets and loss carryforwards. For more information related to the impact of the restatement adjustments on our financial statements contained in this Amended Filing for the three and six months ended June 30, 2013, refer to Note 2, Restatement of Previously Issued Financial Statements.

PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
	(Restated and Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,261	$516
Short-term investments	606	—
Restricted cash	331	330
Accounts receivable, net of allowance for doubtful accounts of $279 and $453 as of June 30, 2013 and December 31, 2012, respectively	20,851	20,039
Inventories, net	35,594	21,988
Prepaid expenses and other current assets	3,202	3,836
Assets held for sale	2,190	8,042
Total current assets	80,035	54,751
Property and equipment, net	72,972	79,889
Intangible assets, net	6,125	7,454
Other assets	686	816
TOTAL ASSETS	$159,818	$142,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$—	$955
Current maturities of long-term debt	356	352
Current portions of capital lease obligations	1,274	2,217
Accounts payable	27,949	16,377
Accrued liabilities	6,339	6,012
Customer deposits	18,136	4,063
Liabilities held for sale	—	3,860
Total current liabilities	54,054	33,836

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,767	2,956
Long-term capital lease obligations, net of current portions	436	641
Other	2,299	2,169
Total long-term liabilities	5,502	5,766

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,476,727 and 14,197,792 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	14	14
Additional paid-in capital	374,914	373,605
Accumulated deficit	(274,666)	(270,311)
Total stockholders’ equity	100,262	103,308
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$159,818	$142,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Restated)		(Restated)

Revenues	$52,945	$56,311	$98,451	$110,754
Cost of sales	48,338	54,236	91,219	106,058
Restructuring	1,206	416	1,661	805
Gross profit	3,401	1,659	5,571	3,891

OPERATING EXPENSES:
Selling, general and administrative	5,117	5,578	10,505	11,461
Intangible amortization	665	215	1,330	430
Restructuring	107	25	708	100
Total operating expenses	5,889	5,818	12,543	11,991
Operating loss	(2,488)	(4,159)	(6,972)	(8,100)

OTHER INCOME (EXPENSE) , net:
Interest expense, net	(227)	(238)	(618)	(500)
Other, net	180	247	515	610
Gain (loss) on sale of assets and restructuring	2,953	(71)	2,966	(71)
Total other income (expense), net	2,906	(62)	2,863	39

Net income (loss) from continuing operations before provision for income taxes	418	(4,221)	(4,109)	(8,061)
Provision for income taxes	14	10	36	30
INCOME (LOSS) FROM CONTINUING OPERATIONS	404	(4,231)	(4,145)	(8,091)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(210)	—
NET INCOME (LOSS)	$404	$(4,231)	$(4,355)	$(8,091)

NET INCOME (LOSS) PER COMMON SHARE - BASIC:
Income (loss) from continuing operations	$0.03	$(0.30)	$(0.29)	$(0.58)
Loss from discontinued operations	—	—	(0.01)	—
Net income (loss)	$0.03	$(0.30)	$(0.30)	$(0.58)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	14,422	13,991	14,345	13,985

NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
Income (loss) from continuing operations	$0.03	$(0.30)	$(0.29)	$(0.58)
Loss from discontinued operations	—	—	(0.01)	—
Net income (loss)	$0.03	$(0.30)	$(0.30)	$(0.58)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	14,597	13,991	14,345	13,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2013	2012
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,355)	$(8,091)
Loss from discontinued operations	210	—
Loss from continuing operations	(4,145)	(8,091)

Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	8,033	7,860
Impairment charges	288	—
Stock-based compensation	972	1,289
Allowance for doubtful accounts	(174)	254
Common stock issued under defined contribution 401(k) plan	337	—
(Gain) loss on disposal of assets	(3,657)	92
Changes in operating assets and liabilities:
Accounts receivable	(638)	1,246
Inventories	(13,606)	(15,362)
Prepaid expenses and other current assets	535	1,526
Accounts payable	11,174	16,817
Accrued liabilities	431	(222)
Customer deposits	14,073	(8,607)
Other non-current assets and liabilities	153	832
Net cash provided by (used in) operating activities of continuing operations	13,776	(2,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of logistics business and related note receivable	—	175
Purchases of available for sale securities	(606)	—
Purchases of property and equipment	(2,729)	(2,165)
Proceeds from disposals of property and equipment	12,453	87
Decrease in restricted cash	—	646
Net cash provided by (used in) investing activities of continuing operations	9,118	(1,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit and notes payable	(80,209)	(1,954)
Proceeds from lines of credit and notes payable	75,208	—
Proceeds from sale-leaseback transactions	—	1,000
Principal payments on capital leases	(1,148)	(627)
Net cash used in financing activities of continuing operations	(6,149)	(1,581)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,745	(5,204)
CASH AND CASH EQUIVALENTS, beginning of the period	516	13,340
CASH AND CASH EQUIVALENTS, end of the period	$17,261	$8,136

Supplemental cash flow information:
Interest paid	$559	$530
Income taxes paid	$13	$24
Non-cash investing and financing activities:
Issuance of restricted stock grants	$727	$812
Common stock issued under defined contribution 401(k) plan	$337	$—

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

Broadwind provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the U.S. The Company’s most significant presence is within the U.S. wind industry, although it has diversified into other industrial markets in order to improve its capacity utilization and reduce its exposure to uncertainty related to favorable governmental policies currently supporting the U.S. wind industry. For the first six months of 2013, 63% of the Company’s revenue was derived from sales associated with new wind turbine installations, versus 63% for the same period of 2012.

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

Restatement Adjustments - Three Months Ended June 30, 2013

Adjustments Related to Towers and Weldments Overstatement of Cost of Sales

Towers and Weldments cost of sales for the quarter ended June 30, 2013, was originally overstated by $495. The restated results reflect an increase in gross profit and a decrease in accounts payable of $495 for the quarter.

Other Operating Statement Adjustments

Other adjustments were made to correct items previously identified but deemed immaterial to the Company’s financial statements. The principal changes are described as follows: Towers and Weldments revenue was increased by $1,582 and related cost of sales increased by $1,117 to correct revenue recognition timing errors related to certain tower transactions. Gearing cost of sales was increased by a $93 charge to inventory reserves to adjust the inventory to its lower of cost or market value. In addition, the Company recorded a $288 other expense item related to property and equipment charges that were originally recorded in the first quarter of 2013 and subsequently determined to belong in the second quarter of 2013.  The impact of other miscellaneous adjustments resulted in an increase to cost of sales of $50 and a decrease to selling, general, and administrative expenses of $28

Restatement Adjustments - Six Months Ended June 30, 2013

Adjustments Related to Towers and Weldments Overstatement of Cost of Sales

During the six months ended June 30, 2013, the Towers and Weldments cost of sales was originally overstated by $695. The restated results reflect an increase in gross profit and a decrease in accounts payable of $695.

Other Adjustments

Other adjustments were made to correct items previously identified but deemed immaterial to the Company’s financial statements, the principal changes are described as follows: Towers and Weldments revenue was increased by $1,424 and related cost of sales increased by $1,007 to correct revenue recognition timing errors related to certain tower transactions. Gearing cost of sales was increased by a $210 charge to inventory reserves to adjust the inventory to its lower of cost or market value. The impact of other miscellaneous adjustments resulted in an increase to cost of sales of $81 and a decrease to selling, general, and administrative expenses of $36.

Balance Sheet Adjustments

The primary impact to the balance sheet were changes to the accounts receivable, inventory, accounts payable and accumulated deficit accounts related to items described in the above sections. In addition the Company reduced its accounts receivable and customer deposits for $3,450 for a contractual deposit obligation originally recorded, but which had not been collected as of June 30, 2013.

The unaudited restated condensed consolidated balance sheet as of June 30, 2013 is presented below (in thousands, except per share data):

	June 30, 2013
	As Previously Reported	Restatement Adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,261	$—	$17,261
Short-term investments	606	—	606
Restricted cash	331	—	331
Accounts receivable, net of allowance for doubtful accounts of $279 and $453 as of June 30, 2013 and December 31, 2012, respectively	22,877	(2,026)	20,851
Inventories, net	36,810	(1,216)	35,594
Prepaid expenses and other current assets	3,202	—	3,202
Assets held for sale	2,190	—	2,190
Total current assets	83,277	(3,242)	80,035
Property and equipment, net	72,972	—	72,972
Intangible assets, net	6,125	—	6,125
Other assets	686	—	686
TOTAL ASSETS	$163,060	$(3,242)	$159,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$—	$—	$—
Current maturities of long-term debt	356	—	356
Current portions of capital lease obligations	1,274	—	1,274
Accounts payable	28,644	(695)	27,949
Accrued liabilities	6,293	46	6,339
Customer deposits	21,586	(3,450)	18,136
Liabilities held for sale	—	—	—
Total current liabilities	58,153	(4,099)	54,054

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,767	—	2,767
Long-term capital lease obligations, net of current portions	436	—	436
Other	2,299	—	2,299
Total long-term liabilities	5,502	—	5,502

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,476,727 and 14,197,792 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	14	—	14
Additional paid-in capital	374,914	—	374,914
Accumulated deficit	(275,523)	857	(274,666)
Total stockholders’ equity	99,405	857	100,262
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,060	$(3,242)	$159,818

The unaudited restated condensed quarterly consolidated statement of operations for the three months ended June 30, 2013 is presented below (in thousands, except per share data):

	Three Months Ended June 30, 2013
	As Previously Reported	Restatement Adjustments	Restated

Revenues	$51,363	$1,582	$52,945
Cost of sales	47,573	765	48,338
Restructuring	1,206	—	1,206
Gross profit	2,584	817	3,401

OPERATING EXPENSES:
Selling, general and administrative	5,145	(28)	5,117
Intangible amortization	665	—	665
Restructuring	107	—	107
Total operating expenses	5,917	(28)	5,889
Operating loss	(3,333)	845	(2,488)

OTHER INCOME (EXPENSE) , net:
Interest expense, net	(227)	—	(227)
Other, net	180	—	180
Gain (loss) on sale of assets and restructuring	3,241	(288)	2,953
Total other income (expense), net	3,194	(288)	2,906

Net income (loss) from continuing operations before provision for income taxes	(139)	557	418
Provision for income taxes	14	—	14
INCOME (LOSS) FROM CONTINUING OPERATIONS	(153)	557	404
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—
NET INCOME (LOSS)	$(153)	$557	$404

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Income (loss) from continuing operations	$(0.01)	$0.04	$0.03
Loss from discontinued operations	—	—	—
Net income (loss)	$(0.01)	$0.04	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic	14,422	—	14,422
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Diluted	14,422	175	14,597

The unaudited restated condensed quarterly consolidated statement of operations for the six months ended June 30, 2013 is presented below (in thousands, except per share data):

	Six Months Ended June 30, 2013
	As Previously Reported	Restatement Adjustments	Restated

Revenues	$97,027	$1,424	$98,451
Cost of sales	90,616	603	91,219
Restructuring	1,661	—	1,661
Gross profit	4,750	821	5,571

OPERATING EXPENSES:
Selling, general and administrative	10,541	(36)	10,505
Intangible amortization	1,330	—	1,330
Restructuring	708	—	708
Total operating expenses	12,579	(36)	12,543
Operating loss	(7,829)	857	(6,972)

OTHER INCOME (EXPENSE) , net:
Interest expense, net	(618)	—	(618)
Other, net	515	—	515
Gain (loss) on sale of assets and restructuring	2,966	—	2,966
Total other income (expense), net	2,863	—	2,863

Net income (loss) from continuing operations before provision for income taxes	(4,966)	857	(4,109)
Provision for income taxes	36	—	36
INCOME (LOSS FROM CONTINUING OPERATIONS	(5,002)	857	(4,145)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(210)	—	(210)
NET INCOME (LOSS)	$(5,212)	$857	$(4,355)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Income (loss) from continuing operations	$(0.35)	$0.06	$(0.29)
Loss from discontinued operations	(0.01)	—	(0.01)
Net income (loss)	$(0.36)	$0.06	$(0.30)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	14,345	—	14,345

The unaudited restated condensed consolidated statement of cash flows for the six months ended June 30, 2013 is presented below (in thousands):

	Six Months Ended June 30, 2013
	As Previously Reported	Restatement Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,212)	$857	$(4,355)
Loss from discontinued operations	210	—	210
Loss from continuing operations	(5,002)	857	(4,145)

Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	8,033	—	8,033
Impairment charges	288	—	288
Stock-based compensation	972	—	972
Allowance for doubtful accounts	(174)	—	(174)
Common stock issued under defined contribution 401(k) plan	337	—	337
(Gain) loss on disposal of assets	(3,657)	—	(3,657)
Changes in operating assets and liabilities:		—
Accounts receivable	(2,664)	2,026	(638)
Inventories	(14,822)	1,216	(13,606)
Prepaid expenses and other current assets	535	—	535
Accounts payable	11,869	(695)	11,174
Accrued liabilities	385	46	431
Customer deposits	17,523	(3,450)	14,073
Other non-current assets and liabilities	153	—	153
Net cash provided by (used in) operating activities of continuing operations	13,776	—	13,776

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of logistics business and related note receivable	—	—	—
Purchases of available for sale securities	(606)	—	(606)
Purchases of property and equipment	(2,729)	—	(2,729)
Proceeds from disposals of property and equipment	12,453	—	12,453
Decrease in restricted cash	—	—	—
Net cash provided by (used in) investing activities of continuing operations	9,118	—	9,118

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit and notes payable	(80,209)	—	(80,209)
Proceeds from lines of credit and notes payable	75,208	—	75,208
Proceeds from sale-leaseback transactions	—	—	—
Principal payments on capital leases	(1,148)	—	(1,148)
Net cash used in financing activities of continuing operations	(6,149)	—	(6,149)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,745	—	16,745
CASH AND CASH EQUIVALENTS, beginning of the period	516	—	516
CASH AND CASH EQUIVALENTS, end of the period	$17,261	$—	$17,261

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Restated)		(Restated)
Basic earnings per share calculation:

Net income (loss)	$404	$(4,231)	$(4,355)	$(8,091)

Weighted average number of common shares outstanding	14,421,995	13,991,215	14,344,999	13,985,391
Basic net income (loss) per share	$0.03	$(0.30)	$(0.30)	$(0.58)

Diluted earnings per share calculation:

Net income (loss)	$404	$(4,231)	$(4,355)	$(8,091)

Weighted average number of common shares outstanding	14,421,995	13,991,215	14,344,999	13,985,391
Common stock equivalents:
Stock options and unvested restricted stock units (1)	175,226	—	—	—
Weighted average number of common shares outstanding	14,597,221	13,991,215	14,344,999	13,985,391
Diluted net income (loss) per share	$0.03	$(0.30)	$(0.30)	$(0.58)

(1)                   Stock options and unvested restricted stock units granted and outstanding of 913,021 and 956,529 as of June 30, 2013 and 2012, respectively, are excluded from the computation of diluted earnings per share for periods which the Company experienced a net loss due to the anti-dilutive effect that would result.

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

NOTE 6 — INVENTORIES

The components of inventories as of June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30,	December 31,
	2013	2012
	(Restated)
Raw materials	$16,258	$8,697
Work-in-process	11,539	9,505
Finished goods	8,970	4,558
	36,767	22,760
Less: Reserve for excess and obsolete inventory	(1,173)	(772)
Net inventories	$35,594	$21,988

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

As of June 30, 2013 and December 31, 2012, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	June 30, 2013			December 31, 2012
			Net			Net
	Cost	Accumulated	Book	Cost	Accumulated	Book
	Basis	Amortization	Value	Basis	Amortization	Value
Intangible assets:
Customer relationships	$3,979	$(3,573)	$406	$3,979	$(2,444)	$1,535
Trade names	7,999	(2,280)	5,719	7,999	(2,080)	5,919

Intangible assets	$11,978	$(5,853)	$6,125	$11,978	$(4,524)	$7,454

NOTE 8 — ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
	(Restated)
Accrued payroll and benefits	$3,861	$2,913
Accrued property taxes	328	367
Income taxes payable	465	443
Accrued professional fees	160	526
Accrued warranty liability	674	707
Accrued environmental reserve	254	352
Accrued other	597	704
Total accrued liabilities	$6,339	$6,012

NOTE 9 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012

Lines of credit	$—	$955
Term loans and notes payable	3,123	3,308
Less: Current portion	(356)	(1,307)
Long-term debt, net of current maturities	$2,767	$2,956

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

Other

Included in Long Term Debt, Net of Current Maturities is $2,600 associated with the New Markets Tax Credit transaction described further in Note 17, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements. Additionally, the Company has approximately $523 of other term loans outstanding.

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

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2013 and 2012, as follows:

	Six Months Ended June 30,
	2013	2012
Share-based compensation expense:
Cost of sales	$81	$—
Selling, general and administrative	891	1,289
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$972	$1,289

Reduction in earnings per share:
Basic and diluted earnings per share (2)	$0.07	$0.09

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

Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the Court against certain of the Company’s current and former officers and directors, and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the January 2010 Stock Offering. One of the lawsuits also alleged that certain directors violated Section 14(a) of the Exchange Act in connection with the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders. Two of the matters pending in the Court were subsequently consolidated, and on May 15, 2012, the Court granted the defendants’ motion to dismiss the consolidated cases and also entered an order dismissing the third case. The Company received a request from the Tontine defendants for indemnification in the derivative suits and the class action lawsuit from Tontine and/or Mr. Gendell pursuant to various agreements related to shares owned by Tontine. The Company maintains directors and officers liability insurance; however, the costs of indemnification for Mr. Gendell and/or Tontine would not be covered by any Company insurance policy.  The Company subsequently entered into an agreement with Tontine providing, among other things, for a settlement of these indemnification claims and related matters for a payment of $495 which was paid during the second quarter of 2013. Because of the preliminary nature of these matters, the Company is not able to estimate any additional loss or range of loss, if any, that may be incurred in connection with these matters at this time.

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

Summary financial information by reportable segment for the three and six months ended June 30, 2013 and 2012 is as follows:

For the Three Months Ended June 30, 2013:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated
	(Restated)	(Restated)		(Restated)		(Restated)
Revenues from external customers	$39,089	$9,791	$4,065	$—	$—	$52,945
Intersegment revenues (1)	—	654	—	—	(654)	—
Operating profit (loss)	5,063	(3,975)	(1,262)	(2,272)	(42)	(2,488)
Depreciation and amortization	949	2,745	342	11	—	4,047
Capital expenditures	243	1,012	20	79	—	1,354

For the Three Months Ended June 30, 2012:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$36,995	$13,646	$5,670	$—	$—	$56,311
Intersegment revenues (1)	—	417	25	—	(442)	—
Operating profit (loss)	561	(1,632)	(1,139)	(1,960)	11	(4,159)
Depreciation and amortization	904	2,550	439	17	—	3,910
Capital expenditures	382	399	658	11	—	1,450

For the Six Months Ended June 30, 2013:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated
	(Restated)	(Restated)		(Restated)		(Restated)
Revenues from external customers	$68,957	$17,960	$11,534	$—	$—	$98,451
Intersegment revenues (1)	3	3,204	15	—	(3,222)	—
Operating profit (loss)	7,217	(6,953)	(1,962)	(5,234)	(40)	(6,972)
Depreciation and amortization	1,900	5,455	655	23	—	8,033
Capital expenditures	485	1,655	233	356	—	2,729

For the Six Months Ended June 30, 2012:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$72,164	$29,479	$9,111	$—	$—	$110,754
Intersegment revenues (1)	—	617	26	—	(643)	—
Operating profit (loss)	1,566	(2,753)	(2,763)	(4,175)	25	(8,100)
Depreciation and amortization	1,780	5,222	824	34	—	7,860
Capital expenditures	413	764	900	88	—	2,165

	Total Assets as of
	June 30,	December 31,
Segments:	2013	2012
	(Restated)
Towers and Weldments	$57,368	$50,801
Gearing	67,903	71,371
Services	16,148	13,976
Assets held for sale	2,190	8,042
Corporate	305,586	308,336
Eliminations	(289,377)	(309,616)
	$159,818	$142,910

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

Additional restructuring plans were approved in the fourth quarter of 2011. To date, the Company has incurred approximately $6,800 of net costs in conjunction with its restructuring plan. Including costs incurred to date, the Company expects that a total of approximately $12,700 of net costs will be incurred to implement this restructuring plan. The Company’s restructuring charges generally include costs to close or exit facilities, costs to move equipment, the related costs of building infrastructure for moved equipment and employee related costs. Of the total projected expenses, the Company anticipates that a total of approximately $5,400 will consist of non-cash charges. Restructuring costs incurred to date include restructuring-related impairment charges of $288 related to the Clintonville Facility and $345 related to certain Gearing segment machinery and equipment. The table below details the Company’s total net restructuring charges incurred to date and the total net expected restructuring charges as of June 30, 2013:

	2011	2012	Q1 ‘13	Q2 ‘13	Total	Total
	Actual	Actual	Actual	Actual	Incurred	Projected
			(Restated)	(Restated)	(Restated)
Capital expenditures:
Gearing	$5	$2,072	$359	$817	$3,253	$4,546
Corp	—	524	277	—	801	801
Total capital expenditures	5	2,596	636	817	4,054	5,347

Cash expenses:
Cost of sales:
Gearing	131	308	157	886	1,482	3,255
Services	—	225	119	115	459	459
Total cost of sales	131	533	276	1,001	1,941	3,714

Selling, general, and administrative expenses:
Towers	—	130	78	37	245	245
Gearing	35	520	65	67	687	687
Services	—	40	—	—	40	40
Corporate	406	49	458	3	916	916
Total selling, general and administrative expenses	441	739	601	107	1,888	1,888

Other - Towers gain on Brandon Facility:	—	—	—	(3,586)	(3,586)	(3,586)
Non-cash expenses:
Towers	—	—	2	288	290	290
Gearing	247	1,166	179	550	2,142	4,990
Services	—	58	(15)	—	43	43
Corporate	50	—	—	—	50	50
Total non-cash expenses	297	1,224	166	838	2,525	5,373
Grand total	$874	$5,092	$1,679	$(823)	$6,822	$12,736

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

(Dollars are presented in thousands except per share data or unless otherwise stated)

Explanatory Note

As used herein, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its wholly-owned subsidiaries. We are filing this Amendment No. 1 (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, originally filed with the United States Securities and Exchange Commission on August 1, 2013 (the “Original Filing”), to amend and restate our unaudited financial statements and related disclosures for the periods then ended and amend certain other information as indicated below. This Amended Filing is being filed following the restatement of our financial statements for the first three quarters of the fiscal year ended December 31, 2013. The details of the restatement are discussed below and in Note 2 to the accompanying restated condensed consolidated financial statements.

In this Amended Filing, we are:

•                  restating our Condensed Consolidated Balance Sheet as of June 30, 2013, our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013, our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and the Notes to our Condensed Consolidated Financial Statements;

•                  amending Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as it relates to the six months ended June 30, 2013; and

•                  amending Part I, Item 4, disclosure regarding Controls and Procedures.

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

The errors relate to the overstatement of costs of sales in the total amount of approximately $938 during the nine months ended September 30, 2013. The overstatement arose in, and was included in the results of, our Towers and Weldments segment. The Audit Committee completed an independent investigation into the identified errors, which determined that accounting personnel in the Towers and Weldments segment intentionally created reserves in the aforementioned quarters in a manner inconsistent with generally accepted accounting principles and our own accounting policies and procedures.

Coincident with restating our financial statements due to the above mentioned errors, we also adjusted the financial statements to address unrecorded adjustments which were previously deemed insignificant. The restatement adjustments did not impact our previously reported tax provision or benefit in any of the affected periods, as we have recorded full valuation allowances against net deferred tax assets and loss carryforwards. For more information related to the impact of the restatement adjustments on our financial statements contained in this Amended Filing for the three and six months ended June 30, 2013, refer to Note 2,

Restatement of Previously Issued Financial Statements.

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

	Three Months Ended June 30,				2013 vs. 2012
	2013	% of Total Revenue	2012	% of Total Revenue	$ Change	% Change
	(Restated)
Revenues	$52,945	100.0%	$56,311	100.0%	$(3,366)	-6.0%
Cost of sales	48,338	91.3%	54,236	96.3%	(5,898)	-10.9%
Restructuring	1,206	2.3%	416	0.7%	790	189.9%
Gross profit	3,401	6.4%	1,659	3.0%	1,742	105.0%

Operating expenses
Selling, general and administrative expenses	5,117	9.7%	5,578	9.9%	(461)	-8.3%
Intangible amortization	665	1.3%	215	0.4%	450	209.3%
Restructuring	107	0.2%	25	0.0%	82	328.0%
Total operating expenses	5,889	11.2%	5,818	10.3%	71	1.2%

Operating loss	(2,488)	-4.8%	(4,159)	-7.3%	1,671	40.2%

Other income (expense)
Interest expense, net	(227)	-0.5%	(238)	-0.4%	11	4.6%
Other, net	180	0.3%	247	0.4%	(67)	-27.1%
Restructuring	2,953	5.6%	(71)	-0.1%	3,024	4259.2%
Total other income (expense), net	2,906	5.4%	(62)	-0.1%	2,968	4787.1%

Net income (loss) from continuing operations before provision for income taxes	418	0.6%	(4,221)	-7.4%	4,639	109.9%
Provision for income taxes	14	0.0%	10	0.0%	4	40.0%
Net income (loss)	$404	0.9%	$(4,231)	-7.4%	$4,635	109.5%

Consolidated

Revenues decreased by $3,366, from $56,311 during the three months ended June 30, 2012, to $52,945 during the three months ended June 30, 2013. We experienced a slight increase in Towers and Weldments revenue, but more significant decreases in our Gearing and Services business segments. Weldments revenue increased 42% over the prior year quarter. Towers and Weldments revenues increased 6%, while tower sections sold decreased by 12% in the current year period because we produced a larger number of smaller sections in the prior year period. Gearing segment revenues decreased by 26% due to production delays and decreased industrial demand as compared to the prior year quarter. Services segment revenues decreased by 29% as a result of lower field service activity compared to the prior year quarter.

Gross profit increased by $1,742, from $1,659 during the three months ended June 30, 2012, to $3,401 during the three months ended June 30, 2013. The increase in gross profit was attributable to increased Towers and Weldments margins on the current mix of towers, partially offset by lower margins and lower volumes in Gearing and volume-related declines in Services. As a result, our total gross margin increased from 3.0% during the three months ended June 30, 2012, to 6.4% during the three months ended June 30, 2013. Gross profit margin excluding restructuring charges more than doubled to 8.7% in the current year period from 3.7% in the prior year quarter.

Selling, general and administrative expenses decreased by $461, from $5,578 during the three months ended June 30, 2012, to $5,117 during the three months ended June 30, 2013. The decrease was primarily attributable to lower legal expenses of $208 and a wide variety of administrative savings, partially offset by increased employee compensation expenses of $274. Selling, general and administrative expenses as a percentage of sales decreased slightly, from 9.9% in the prior year quarter to 9.7% in the current year quarter.

Intangible amortization expense increased from $215 during the three months ended June 30, 2012, to $665 during the three months ended June 30, 2013. The increase was attributable to accelerating the amortization of a portion of our customer relationship intangible assets, which has been fully amortized as of June 30, 2013. Restructuring expenses included in operating expenses increased from $25 during the three months ended June 30, 2012, to $107 during the three months ended June 30, 2013.

Net income increased from a loss of $4,231 during the three months ended June 30, 2012, to income of $404 during the three months ended June 30, 2013, as a result of the factors described above and a $3,586 gain on the sale of the Brandon Facility.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013	2012
	(Restated)
Revenues	$39,089	$36,995
Operating income	5,063	561
Operating margin	13.0%	1.5%

Towers and Weldments revenues increased by $2,094, from $36,995 during the three months ended June 30, 2012, to $39,089 during the three months ended June 30, 2013. Towers and Weldments revenues increased 6%, while tower sections sold decreased by 12% in the current year period because we produced a larger number of smaller sections in the prior year period. Weldments revenue for large industrial customers increased 42% as compared to the prior year period, consistent with our strategic focus on diversifying our end markets.

Towers and Weldments segment operating income increased by $4,502, from $561 during the three months ended June 30, 2012, to $5,063 during the three months ended June 30, 2013. The increase in operating income was attributable to increased margins on the current mix of towers which includes less variability in tower designs than were produced in the prior year quarter, the reduction of production inefficiencies experienced in the prior year quarter and the expansion of weldments revenue. Operating margin increased from 1.5% during the three months ended June 30, 2012, to 13.0% during the three months ended June 30, 2013.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013	2012
	(Restated)
Revenues	$10,445	$14,063
Operating loss	(3,975)	(1,632)
Operating margin	-38.1%	-11.6%

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

Gearing segment operating loss increased by $2,343, from $1,632 during the three months ended June 30, 2012, to $3,975 during the three months ended June 30, 2013. The increase in operating loss was due to lower sales and production volumes, an unfavorable product mix and increased restructuring expenses. Operating expenses increased somewhat as a $450 increase in accelerated intangible amortization was largely offset by lower employee compensation expenses and lower cost of bad debt, sales commissions, legal and professional expenses. As a result of the factors described above, operating margin deteriorated from (11.6%) during the three months ended June 30, 2012, to (38.1%) during the three months ended June 30, 2013.

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

Corporate and Other

Corporate expenses increased by $365, from $1,949 during the three months ended June 30, 2012, to $2,314 during the three months ended June 30, 2013. The increase in expense was primarily attributable to increased employee compensation costs of $320, partially offset by lower legal expense of $174.

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

	Six Months Ended June 30,				2013 vs. 2012
	2013	% of Total Revenue	2012	% of Total Revenue	$ Change	% Change
	(Restated)
Revenues	$98,451	100.0%	$110,754	100.0%	$(12,303)	-11.1%
Cost of sales	91,219	92.7%	106,058	95.8%	(14,839)	-14.0%
Restructuring	1,661	1.7%	805	0.7%	856	106.3%
Gross profit	5,571	5.6%	3,891	3.5%	1,680	43.2%

Operating expenses
Selling, general and administrative expenses	10,505	10.7%	11,461	10.3%	(956)	-8.3%
Intangible amortization	1,330	1.4%	430	0.4%	900	209.3%
Restructuring	708	0.7%	100	0.1%	608	608.0%
Total operating expenses	12,543	12.8%	11,991	10.8%	552	4.6%

Operating loss	(6,972)	-7.2%	(8,100)	-7.3%	1,128	13.9%

Other income (expense)
Interest expense, net	(618)	-0.6%	(500)	-0.5%	(118)	-23.6%
Other, net	515	0.5%	610	0.6%	(95)	-15.6%
Restructuring	2,966	3.0%	(71)	-0.1%	3,037	4277.5%
Total other income (expense), net	2,863	2.9%	39	0.0%	2,824	7241.0%

Net loss from continuing operations before provision for income taxes	(4,109)	-4.3%	(8,061)	-7.3%	3,952	49.0%
Provision for income taxes	36	-0.1%	30	0.0%	6	20.0%
Loss from continuing operations	(4,145)	-4.2%	(8,091)	-7.3%	3,946	48.8%
Loss from discontinued operations, net of tax	(210)	-0.2%	—	0.0%	(210)	N/A
Net loss	$(4,355)	-4.4%	$(8,091)	-7.3%	$3,736	46.2%

Consolidated

Revenues decreased by $12,303, from $110,754 during the six months ended June 30, 2012, to $98,451 during the six months ended June 30, 2013. We experienced a revenue decline of 30% in our Gearing business segment due to production delays and decreased industrial demand, as compared to the prior year period. We experienced a 4% decrease in Towers and Weldments revenue primarily due to a reduction of $4,448 attributable to fabrication-only towers sold in the current year period when compared with no fabrication-only towers sold in the prior year period. In our Services business segment, we experienced an increase in revenue in the current year period compared to the prior year period due to a one-time industrial project performed by the Gearbox Facility in the first half of 2013.

Gross profit increased by $1,680, from $3,891 during the six months ended June 30, 2012, to $5,571 during the six months ended June 30, 2013. The increase in gross profit was attributable to increased Towers and Weldments margins on the current mix of towers, largely offset by lower margins and lower volumes in Gearing, with some improvement in gross profit in Services for the period ended June 30, 2013 as compared to the period ended June 30, 2012. As a result, our gross margin increased from 3.5% during the six months ended June 30, 2012, to 5.6% during the six months ended June 30, 2013. Gross profit margin excluding restructuring charges increased to 7.3% in the current year period, from 4.2% in the prior year period.

Selling, general and administrative expenses decreased by $956, from $11,461 during the six months ended June 30, 2012, to $10,505 during the six months ended June 30, 2013. The decrease was primarily attributable to lower legal expenses of $285, lower facility costs of $140, lower bad debt of $133, and a variety of other net reductions. Selling, general and administrative expenses as a percentage of sales increased slightly from 10.3% in the prior year period to 10.7% in the current year period.

Intangible amortization expense increased from $430 during the six months ended June 30, 2012, to $1,330 during the six months ended June 30, 2013. The increase was attributable to accelerating the amortization of a portion of the customer relationship intangible assets, which has been fully amortized as of June 30, 2013. Restructuring expenses included in operating expenses increased from $100 during the six months ended June 30, 2012, to $708 during the six months ended June 30, 2013. Total operating expenses excluding restructuring charges as a percentage of revenue increased to 12% in the current year period, from 10.7% in the prior year period.

Net loss decreased from $8,091 during the six months ended June 30, 2012, to $4,355 during the six months ended June 30, 2013, as a result of the factors described above, and a $3,586 gain on the sale of the Brandon Facility.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
	2013	2012
	(Restated)
Revenues	$68,960	$72,164
Operating income	7,217	1,566
Operating margin	10.5%	2.2%

Towers and Weldments revenues decreased by $3,204, from $72,164 during the six months ended June 30, 2012, to $68,960 during the six months ended June 30, 2013. We experienced somewhat lower volume in the beginning of the current year period, due to the need to ramp up from very low levels of production at the end of 2012. Towers and Weldments revenues decreased 4%, while tower sections sold decreased by 14% in the current year period largely because we produced a larger number of smaller sections in the prior year period. In addition, we produced fabrication-only towers in the current year period and none in the prior year period, and consequently our current year period revenue and direct materials were $4,448 lower than if we had sold these units on a complete-tower basis. Weldments revenue for large industrial customers increased 72% as compared to the prior year period, consistent with our strategic focus on diversifying our end markets.

Towers and Weldments segment operating income increased by $5,651, from $1,566 during the six months ended June 30, 2012, to $7,217 during the six months ended June 30, 2013. The increase in operating income was attributable to increased margins on the current mix of towers which includes less variability in tower designs than were produced in the prior year period, the reduction of production inefficiencies experienced in the prior year period and the expansion of weldments revenue. Operating margin increased from 2.2% during the six months ended June 30, 2012, to 10.5% during the six months ended June 30, 2013.

Gearing Segment

The following table summarizes the Gearing segment operating results for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
	2013	2012
	(Restated)
Revenues	$21,164	$30,096
Operating loss	(6,953)	(2,753)
Operating margin	-32.9%	-9.1%

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

Gearing segment operating loss increased by $4,200, from $2,753 during the six months ended June 30, 2012, to $6,953 during the six months ended June 30, 2013. The increase in operating loss was due to lower sales and production volumes, an unfavorable product mix and increased restructuring expenses. Operating expenses decreased slightly as a $900 increase in accelerated intangible amortization was more than offset by lower employee compensation expenses of $420, lower charges for bad debt of $188, and lower sales commissions, legal and professional expenses. As a result of the factors described above, operating margin deteriorated from (9.1%) during the six months ended June 30, 2012, to (32.9%) during the six months ended June 30, 2013.

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

Corporate and Other

Corporate expenses increased by $1,124, from $4,150 during the six months ended June 30, 2012, to $5,274 during the six months ended June 30, 2013. The increase in expense was primarily attributable to increased restructuring expense of $450,   increased employee compensation costs of $279, increased professional fees of $211 and other expenses, partially offset by lower legal expense of $146.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
	(Restated)		(Restated)
Operating loss	$(2,488)	$(4,159)	$(6,972)	$(8,100)
Depreciation and amortization	3,842	3,739	7,648	7,395
Restructuring	1,313	441	2,369	905
Other income	180	247	515	610
Share-based compensation and other stock payments	702	788	1,325	1,638
Adjusted EBITDA	$3,549	$1,056	$4,885	$2,448

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

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2013 because of the material weaknesses in internal control over financial reporting described below.

Identification of Material Weaknesses

As part of our quarterly evaluation of the effectiveness of our internal control over financial reporting described above we considered the restatement of quarterly information included in this Form 10-Q/A.  As a result, we have concluded that the following material weaknesses in internal control over financial reporting that were identified in connection with the restatement of this Form 10-Q/A also existed as of June 30, 2013:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2013

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