Form 10-Q/A
period 2013-09-30
BROADWIND ENERGY, INC.
filed 2014-03-11
CIK 1120370

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

BROADWIND ENERGY, INC. AND SUBSIDIARIES

Explanatory Note

As used herein, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its wholly-owned subsidiaries. We are filing this Amendment No. 1 (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, originally filed with the United States Securities and Exchange Commission on October 31, 2013 (the “Original Filing”), to amend and restate our unaudited financial statements and related disclosures for the periods then ended and amend certain other information as indicated below. This Amended Filing is being filed following the restatement of our financial statements for the first three quarters of the fiscal year ended December 31, 2013. The details of the restatement are discussed below and in Note 2 to the accompanying restated condensed consolidated financial statements.

In this Amended Filing, we are:

•                  restating our Condensed Consolidated Balance Sheet as of September 30, 2013, our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013, our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and the Notes to our Condensed Consolidated Financial Statements;

•                  amending Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as it relates to the nine months ended September 30, 2013; and

•                  amending Part I, Item 4, disclosure regarding Controls and Procedures.

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

Coincident with restating our financial statements due to the above mentioned errors, we also adjusted the financial statements to address unrecorded adjustments which were previously deemed insignificant. The restatement adjustments did not impact our previously reported tax provision or benefit in any of the affected periods, as we have recorded full valuation allowances against net deferred tax assets and loss carryforwards. For more information related to the impact of the restatement adjustments on our financial statements contained in this Amended Filing for the three and nine months ended September 30, 2013, refer to Note 2, Restatement of Previously Issued Financial Statements.

PART I.    FINANCIAL INFORMATION

Item 1.         Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
	(Restated and Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,826	$516
Short-term investments	867	—
Restricted cash	331	330
Accounts receivable, net of allowance for doubtful accounts of $179 and $453 as of September 30, 2013 and December 31, 2012, respectively	21,777	20,039
Inventories, net	32,856	21,988
Prepaid expenses and other current assets	2,532	3,836
Assets held for sale	2,152	8,042
Total current assets	83,341	54,751
Property and equipment, net	72,761	79,889
Intangible assets, net	6,014	7,454
Other assets	2,194	816
TOTAL ASSETS	$164,310	$142,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$—	$955
Current maturities of long-term debt	342	352
Current portions of capital lease obligations	1,308	2,217
Accounts payable	28,125	16,377
Accrued liabilities	7,030	6,012
Customer deposits	21,482	4,063
Liabilities held for sale	—	3,860
Total current liabilities	58,287	33,836

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,757	2,956
Long-term capital lease obligations, net of current portions	1,431	641
Other	3,342	2,169
Total long-term liabilities	7,530	5,766

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,563,228 and 14,197,792 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	15	14
Additional paid-in capital	375,542	373,605
Accumulated deficit	(277,064)	(270,311)
Total stockholders’ equity	98,493	103,308
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,310	$142,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Restated)		(Restated)
Revenues	$60,862	$55,045	$159,313	$165,799
Cost of sales	55,147	52,097	146,366	158,155
Restructuring	1,097	233	2,758	1,038
Gross profit	4,618	2,715	10,189	6,606

OPERATING EXPENSES:
Selling, general and administrative	5,216	5,197	15,721	16,658
Intangible amortization	111	664	1,441	1,094
Regulatory settlement	1,500	—	1,500	—
Restructuring	79	381	787	481
Total operating expenses	6,906	6,242	19,449	18,233
Operating loss	(2,288)	(3,527)	(9,260)	(11,627)

OTHER INCOME (EXPENSE) , net:
Interest expense, net	(177)	(553)	(795)	(1,053)
Other, net	(4)	148	511	758
(Loss) gain on sale of assets and restructuring	(1)	(15)	2,965	(86)
Total other income (expense), net	(182)	(420)	2,681	(381)

Net loss from continuing operations before provision for income taxes	(2,470)	(3,947)	(6,579)	(12,008)
Provision (benefit) for income taxes	28	(9)	64	21
LOSS FROM CONTINUING OPERATIONS	(2,498)	(3,938)	(6,643)	(12,029)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	100	—	(110)	—
NET LOSS	$(2,398)	$(3,938)	$(6,753)	$(12,029)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Loss from continuing operations	$(0.18)	$(0.28)	$(0.46)	$(0.86)
Loss from discontinued operations	0.01	—	(0.01)	—
Net loss	$(0.17)	$(0.28)	$(0.47)	$(0.86)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	14,525	14,093	14,405	14,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares Issued and Outstanding	Issued Amount	Additional Paid-in Capital	Accumulated Deficit	Total
				(Restated)	(Restated)
BALANCE, December 31, 2011	13,977,920	$140	$370,123	$(252,404)	$117,859

Stock issued for restricted stock	38,667	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	181,205	—	523	—	523
Reclass between APIC and CS due to 10-1 Split		(126)	126		—
Share-based compensation	—	—	2,833	—	2,833
Net loss	—	—	—	(17,907)	(17,907)
BALANCE, December 31, 2012	14,197,792	$14	$373,605	$(270,311)	$103,308

Stock issued for restricted stock	222,011	1	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	143,425	—	499	—	499
Share-based compensation	—	—	1,438	—	1,438
Net loss	—	—	—	(6,753)	(6,753)
BALANCE, September 30, 2013	14,563,228	$15	$375,542	$(277,064)	$98,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,753)	$(12,029)

Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	11,412	12,227
Impairment charges	288	—
Stock-based compensation	1,438	2,079
Allowance for doubtful accounts	(274)	158
Common stock issued under defined contribution 401(k) plan	499	345
(Gain) loss on disposal of assets	(3,576)	220
Changes in operating assets and liabilities:
Accounts receivable	(1,463)	(3,318)
Inventories	(10,868)	(5,672)
Prepaid expenses and other current assets	1,228	1,078
Accounts payable	11,399	(3,175)
Accrued liabilities	1,123	(110)
Customer deposits	17,419	(13,411)
Other non-current assets and liabilities	(365)	1,319
Net cash provided by (used in) operating activities	21,507	(20,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of logistics business and related note receivable	250	375
Purchases of available for sale securities	(867)	—
Purchases of property and equipment	(4,357)	(3,300)
Proceeds from disposals of property and equipment	12,533	106
(Increase) decrease in restricted cash	(1)	546
Net cash provided by (used in) investing activities	7,558	(2,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit and notes payable	(80,233)	(24,190)
Proceeds from lines of credit and notes payable	75,208	36,908
Proceeds from sale-leaseback transactions	—	1,000
Payments for debt issuance costs	—	(630)
Principal payments on capital leases	(1,730)	(1,145)
Net cash (used in) provided by financing activities	(6,755)	11,943

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,310	(10,619)
CASH AND CASH EQUIVALENTS, beginning of the period	516	13,340
CASH AND CASH EQUIVALENTS, end of the period	$22,826	$2,721

Supplemental cash flow information:
Interest paid	$672	$854
Income taxes paid	$19	$25
Non-cash investing and financing activities:
Issuance of restricted stock grants	$1,025	$1,307

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

Restatement Adjustments - Three Months Ended September 30, 2013

Adjustments Related to Towers and Weldments Overstatement of Cost of Sales

The Towers and Weldments cost of sales was originally overstated by $244 during the quarter ended September 30, 2013. The restated results reflect an increase in gross profit and a decrease in accounts payable of $244 for the quarter.

Other Operating Statement Adjustments

Other adjustments were made to correct items previously identified but deemed immaterial to the Company’s financial statements, the principal changes are described as follows. Towers and Weldments revenue was decreased by $1,574 and related cost of sales decreased by $1,169 to correct revenue recognition timing errors related to certain tower transactions. Gearing cost of sales was decreased by a $278 charge to inventory reserves to adjust the inventory to its lower of cost or market value. The impact of other miscellaneous adjustments resulted in an increase to cost of sales of $55 and a decrease to selling, general, and administrative expenses of $31.

Restatement Adjustments — Nine Months Ended September 30, 2013

Adjustments Related to Towers and Weldments Understatement of Cost of Sales

During the nine months ended September 30, 2013, the Towers and Weldments cost of sales was originally overstated by $938. The restated results reflect an increase in gross profit and a decrease in accounts payable of $938.

Other Adjustments

Other adjustments were made to correct items previously identified but deemed immaterial to the Company’s financial statements, the principal changes are described as follows. Towers and Weldments revenue was decreased by $150 and related cost of sales decreased by $162 to correct revenue recognition timing errors related to certain tower transactions.  Gearing cost of sales was decreased by a $68 adjustment to inventory reserves to adjust the inventory to its lower of cost or market value. The impact of other miscellaneous adjustments resulted in an increase to cost of sales of $135 and a decrease to selling, general, and administrative expenses of $67.

Balance Sheet Adjustments

The primary impact to the balance sheet were changes to the accounts receivable, inventory, accounts payable and accumulated deficit accounts related to items described in the above sections.

Statement of Cash Flow Adjustments

In addition to the effect of the above transactions, purchases of property and equipment and principal payments on capital leases were adjusted by $1,610 to properly present a capital lease transaction as non-cash.

The unaudited restated condensed consolidated balance sheet as of September 30, 2013 is presented below (in thousands, except per share data):

	September 30, 2013
	As Previously Reported	Restatement Adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,826	$—	$22,826
Short-term investments	867	—	867
Restricted cash	331	—	331
Accounts receivable, net of allowance for doubtful accounts of $179 and $453 as of September 30, 2013 and December 31, 2012, respectively	21,927	(150)	21,777
Inventories, net	32,625	231	32,856
Prepaid expenses and other current assets	2,532	—	2,532
Assets held for sale	2,152	—	2,152
Total current assets	83,260	81	83,341
Property and equipment, net	72,761	—	72,761
Intangible assets, net	6,014	—	6,014
Other assets	2,194	—	2,194
TOTAL ASSETS	$164,229	$81	$164,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$—	$—	$—
Current maturities of long-term debt	342	—	342
Current portions of capital lease obligations	1,308	—	1,308
Accounts payable	29,063	(938)	28,125
Accrued liabilities	6,961	69	7,030
Customer deposits	21,482	—	21,482
Liabilities held for sale	—	—	—
Total current liabilities	59,156	(869)	58,287

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,757	—	2,757
Long-term capital lease obligations, net of current portions	1,431	—	1,431
Other	3,342	—	3,342
Total long-term liabilities	7,530	—	7,530

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,563,228 and 14,197,792 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	15	—	15
Additional paid-in capital	375,542	—	375,542
Accumulated deficit	(278,014)	950	(277,064)
Total stockholders’ equity	97,543	950	98,493
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,229	$81	$164,310

The unaudited restated condensed quarterly consolidated statement of operations for the three months ended September 30, 2013 is presented below (in thousands, except per share data):

	Three Months Ended September 30,
	As Previously Reported	Restatement Adjustments	Restated

Revenues	$62,436	$(1,574)	$60,862
Cost of sales	56,783	(1,636)	55,147
Restructuring	1,097	—	1,097
Gross profit	4,556	62	4,618

OPERATING EXPENSES:
Selling, general and administrative	5,247	(31)	5,216
Intangible amortization	111	—	111
Regulatory settlement	1,500	—	1,500
Restructuring	79	—	79
Total operating expenses	6,937	(31)	6,906
Operating loss	(2,381)	93	(2,288)

OTHER INCOME (EXPENSE) , net:
Interest expense, net	(177)	—	(177)
Other, net	(4)	—	(4)
(Loss) gain on sale of assets and restructuring	(1)	—	(1)
Total other income (expense), net	(182)	—	(182)

Net loss from continuing operations before provision for income taxes	(2,563)	93	(2,470)
Provision (benefit) for income taxes	28	—	28
LOSS FROM CONTINUING OPERATIONS	(2,591)	93	(2,498)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	100	—	100
NET LOSS	$(2,491)	$93	$(2,398)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Loss from continuing operations	$(0.18)	$(0.00)	$(0.18)
Loss from discontinued operations	0.01	—	0.01
Net loss	$(0.17)	$(0.00)	$(0.17)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	14,525		14,525

The unaudited restated condensed quarterly consolidated statement of operations for the nine months ended September 30, 2013 is presented below (in thousands, except per share data):

	Nine Months Ended September 30, 2013
	As Previously Reported	Restatement Adjustments	Restated

Revenues	$159,463	$(150)	$159,313
Cost of sales	147,399	(1,033)	146,366
Restructuring	2,758	—	2,758
Gross profit	9,306	883	10,189

OPERATING EXPENSES:
Selling, general and administrative	15,788	(67)	15,721
Intangible amortization	1,441	—	1,441
Regulatory settlement	1,500	—	1,500
Restructuring	787	—	787
Total operating expenses	19,516	(67)	19,449
Operating loss	(10,210)	950	(9,260)

OTHER INCOME (EXPENSE) , net:
Interest expense, net	(795)	—	(795)
Other, net	511	—	511
(Loss) gain on sale of assets and restructuring	2,965	—	2,965
Total other income (expense), net	2,681	—	2,681

Net loss from continuing operations before provision for income taxes	(7,529)	950	(6,579)
Provision (benefit) for income taxes	64	—	64
LOSS FROM CONTINUING OPERATIONS	(7,593)	950	(6,643)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(110)	—	(110)
NET LOSS	$(7,703)	$950	$(6,753)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Loss from continuing operations	$(0.53)	$0.07	$(0.46)
Loss from discontinued operations	(0.01)	—	(0.01)
Net loss	$(0.53)	$0.07	$(0.47)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	14,405	—	14,405

The unaudited restated condensed consolidated statement of cash flows for the nine months ended September 30, 2013 is presented below (in thousands):

	Nine Months Ended September 30, 2013
	As Previously Reported	Restatement Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,703)	$950	$(6,753)

Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	11,412	—	11,412
Impairment charges	288	—	288
Stock-based compensation	1,438	—	1,438
Allowance for doubtful accounts	(274)	—	(274)
Common stock issued under defined contribution 401(k) plan	499	—	499
(Gain) loss on disposal of assets	(3,576)	—	(3,576)
Changes in operating assets and liabilities:		—
Accounts receivable	(1,613)	150	(1,463)
Inventories	(10,637)	(231)	(10,868)
Prepaid expenses and other current assets	1,228	—	1,228
Accounts payable	12,337	(938)	11,399
Accrued liabilities	1,054	69	1,123
Customer deposits	17,419	—	17,419
Other non-current assets and liabilities	(365)	—	(365)
Net cash provided by (used in) operating activities	21,507	—	21,507

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of logistics business and related note receivable	250	—	250
Purchases of available for sale securities	(867)	—	(867)
Purchases of property and equipment	(5,967)	1,610	(4,357)
Proceeds from disposals of property and equipment	12,533	—	12,533
(Increase) decrease in restricted cash	(1)	—	(1)
Net cash provided by (used in) investing activities	5,948		7,558

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit and notes payable	(80,233)	—	(80,233)
Proceeds from lines of credit and notes payable	75,208	—	75,208
Proceeds from sale-leaseback transactions	—	—	—
Payments for debt issuance costs	—	—	—
Principal payments on capital leases	(120)	(1,610)	(1,730)
Net cash (used in) provided by financing activities	(5,145)		(6,755)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,310	—	22,310
CASH AND CASH EQUIVALENTS, beginning of the period	516	—	516
CASH AND CASH EQUIVALENTS, end of the period	$22,826	$—	$22,826

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Restated)		(Restated)
Basic earnings per share calculation:

Net loss	$(2,398)	$(3,938)	$(6,753)	$(12,029)

Weighted average number of common shares outstanding	14,524,522	14,093,122	14,405,498	14,021,563
Basic net loss per share	$(0.17)	$(0.28)	$(0.47)	$(0.86)

Diluted earnings per share calculation:

Net loss	$(2,398)	$(3,938)	$(6,753)	$(12,029)

Weighted average number of common shares outstanding	14,524,522	14,093,122	14,405,498	14,021,563
Common stock equivalents:
Stock options and unvested restricted stock units (1)	—	—	—	—
Weighted average number of common shares outstanding	14,524,522	14,093,122	14,405,498	14,021,563
Diluted net loss per share	$(0.17)	$(0.28)	$(0.47)	$(0.86)

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

NOTE 5 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

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

	September 30,	December 31,
	2013	2012
Cash and cash equivalents:
Cash	$14,640	$464
Municipal bonds	8,186	52
Total cash and cash equivalents	22,826	516

Short-term investments (available-for-sale):
Municipal bonds	867	—

Total cash and cash equivalents and short-term investments	23,693	516

NOTE 6 — INVENTORIES

The components of inventories as of September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30,	December 31,
	2013	2012
	(Restated)
Raw materials	$18,220	$8,697
Work-in-process	11,325	9,505
Finished goods	4,941	4,558
	34,486	22,760
Less: Reserve for excess and obsolete inventory	(1,630)	(772)
Net inventories	$32,856	$21,988

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

As of September 30, 2013 and December 31, 2012, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	September 30, 2013				December 31, 2012
				Weighted				Weighted
			Net	Average			Net	Average
	Cost	Accumulated	Book	Amortization	Cost	Accumulated	Book	Amortization
	Basis	Amortization	Value	Period	Basis	Amortization	Value	Period
Intangible assets:
Customer relationships	$3,979	$(3,584)	$395	7.2	$3,979	$(2,444)	$1,535	7.2
Trade names	7,999	(2,380)	5,619	20.0	7,999	(2,080)	5,919	20.0

Intangible assets	$11,978	$(5,964)	$6,014	15.8	$11,978	$(4,524)	$7,454	15.8

As of September 30, 2013, estimated future amortization expense is as follows:

2013	$111
2014	444
2015	444
2016	444
2017	444
2018 and thereafter	4,127
Total	$6,014

NOTE 8 — ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
	(Restated)
Accrued payroll and benefits	$3,821	$2,913
Accrued property taxes	458	367
Income taxes payable	488	443
Accrued professional fees	199	526
Accrued warranty liability	675	707
Accrued regulatory settlement	500	—
Accrued environmental reserve	242	352
Accrued other	647	704
Total accrued liabilities	$7,030	$6,012

NOTE 9 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012

Lines of credit	$—	$955
Term loans and notes payable	3,099	3,308
Less: Current portion	(342)	(1,307)
Long-term debt, net of current maturities	$2,757	$2,956

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

Other

Included in Long Term Debt, Net of Current Maturities is $2,600 associated with the New Markets Tax Credit transaction described further in Note 17, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements. Additionally, the Company has approximately $499 of other term loans outstanding.

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

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012, as follows:

	Nine Months Ended September 30,
	2013	2012
Share-based compensation expense:
Cost of sales	$136	$—
Selling, general and administrative	1,302	2,079
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$1,438	$2,079

Reduction in earnings per share:
Basic and diluted earnings per share (2)	$0.10	$0.15

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

Summary financial information by reportable segment for the three and nine months ended September 30, 2013 and 2012 is as follows:

For the Three Months Ended September 30, 2013:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated
	(Restated)	(Restated)		(Restated)		(Restated)
Revenues from external customers	$47,020	$10,138	$3,704	$—	$—	$60,862
Intersegment revenues (1)	64	251	—	—	(315)	—
Operating profit (loss)	6,561	(5,375)	(1,276)	(2,220)	22	(2,288)
Depreciation and amortization	941	2,014	409	15	—	3,379
Capital expenditures	750	849	7	22	—	1,628

For the Three Months Ended September 30, 2012:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$37,423	$10,778	$6,844	$—	$—	$55,045
Intersegment revenues (1)	—	478	55	—	(533)	—
Operating profit (loss)	1,740	(2,637)	(570)	(2,048)	(12)	(3,527)
Depreciation and amortization	942	2,995	413	17	—	4,367
Capital expenditures	127	893	44	71	—	1,135

For the Nine Months Ended September 30, 2013:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated
	(Restated)	(Restated)		(Restated)		(Restated)
Revenues from external customers	$115,977	$28,098	$15,238	$—	$—	$159,313
Intersegment revenues (1)	67	3,456	15	—	(3,538)	—
Operating profit (loss)	13,779	(12,326)	(3,239)	(7,455)	(19)	(9,260)
Depreciation and amortization	2,841	7,469	1,064	38	—	11,412
Capital expenditures	1,235	2,504	240	378	—	4,357

For the Nine Months Ended September 30, 2012:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$109,587	$40,256	$15,956	$—	$—	$165,799
Intersegment revenues (1)	—	1,096	81	—	(1,177)	—
Operating profit (loss)	3,306	(5,390)	(3,331)	(6,224)	12	(11,627)
Depreciation and amortization	2,722	8,217	1,237	51	—	12,227
Capital expenditures	540	1,657	944	159	—	3,300

	Total Assets as of
	September 30,	December 31,
Segments:	2013	2012
	(Restated)
Towers and Weldments	$51,067	$50,801
Gearing	70,629	71,371
Services	15,906	13,976
Assets held for sale	2,152	8,042
Corporate	303,401	308,336
Eliminations	(278,845)	(309,616)
	$164,310	$142,910

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

Additional restructuring plans were approved in the fourth quarter of 2011. Including costs incurred to date, the Company expects that a total of approximately $13,300 of net costs will be incurred to implement this restructuring initiative. To date, the Company has incurred approximately $8,500, or 64% of the total expected restructuring costs. The Company’s restructuring charges generally include costs to close or exit facilities, costs to move equipment, the related costs of building infrastructure for moved equipment and employee related costs. Of the total projected costs, the Company anticipates that a total of approximately $5,400 will consist of non-cash charges. Restructuring costs incurred to date include $900 of involuntary terminations, $1,500 of accelerated depreciation of the Cicero Avenue Facility, as well as restructuring-related impairment charges of $288 related to the Clintonville Facility and $345 related to certain Gearing segment machinery and equipment. The table below details the Company’s total net restructuring charges incurred to date and the total net expected restructuring charges as of September 30, 2013:

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

(Dollars are presented in thousands except per share data or unless otherwise stated)

Explanatory Note

As used herein, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its wholly-owned subsidiaries. We are filing this Amendment No. 1 (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, originally filed with the United States Securities and Exchange Commission on October 31, 2013 (the “Original Filing”), to amend and restate our unaudited financial statements and related disclosures for the periods then ended and amend certain other information as indicated below. This Amended Filing is being filed following the restatement of our financial statements for the first three quarters of the fiscal year ended December 31, 2013. The details of the restatement are discussed below and in Note 2 to the accompanying restated condensed consolidated financial statements.

In this Amended Filing, we are:

•                  restating our Condensed Consolidated Balance Sheet as of September 30, 2013, our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013, our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and the Notes to our Condensed Consolidated Financial Statements;

•                  amending Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as it relates to the nine months ended September 30, 2013; and

•                  amending Part I, Item 4, disclosure regarding Controls and Procedures.

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

Coincident with restating our financial statements due to the above mentioned errors, we also adjusted the financial statements to address unrecorded adjustments which were previously deemed insignificant. The restatement adjustments did not impact our previously reported tax provision or benefit in any of the affected periods, as we have recorded full valuation allowances against net deferred tax assets and loss carryforwards. For more information related to the impact of the restatement adjustments on our financial statements contained in this Amended Filing for the three and nine months ended September 30, 2013, refer to Note 2,

Restatement of Previously Issued Financial Statements.

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

	Three Months Ended September 30,				2013 vs. 2012
	2013	% of Total Revenue	2012	% of Total Revenue	$ Change	% Change
	(Restated)
Revenues	$60,862	100.0%	$55,045	100.0%	$5,817	10.6%
Cost of sales	55,147	90.6%	52,097	94.6%	3,050	5.9%
Restructuring	1,097	1.8%	233	0.4%	864	370.8%
Gross profit	4,618	7.6%	2,715	5.0%	1,903	70.1%

Operating expenses
Selling, general and administrative expenses	5,216	8.6%	5,197	9.4%	19	0.4%
Intangible amortization	111	0.2%	664	1.2%	(553)	-83.3%
Regulatory settlement	1,500	2.5%	—	0.0%	1,500	N/A
Restructuring	79	0.1%	381	0.7%	(302)	-79.3%
Total operating expenses	6,906	11.4%	6,242	11.3%	664	10.6%

Operating loss	(2,288)	-3.8%	(3,527)	-6.3%	1,239	35.1%

Other income (expense)
Interest expense, net	(177)	-0.3%	(553)	-1.0%	376	68.0%
Other, net	(4)	0.0%	148	0.3%	(152)	-102.7%
Restructuring	(1)	0.0%	(15)	0.0%	14	93.3%
Total other income (expense), net	(182)	-0.3%	(420)	-0.7%	238	56.7%

Net loss from continuing operations before provision for income taxes	(2,470)	-4.1%	(3,947)	-7.0%	1,477	37.4%
Provision (benefit) for income taxes	28	0.0%	(9)	0.0%	37	411.1%
Loss from continuing operations	(2,498)	-4.1%	(3,938)	-7.0%	1,440	36.6%
Loss from discontinued operations, net of tax	100	0.2%	—	0.0%	100	N/A
Net loss	$(2,398)	-3.9%	$(3,938)	-7.0%	$1,540	39.1%

Consolidated

Revenues increased by $5,817, from $55,045 during the three months ended September 30, 2012, to $60,862 during the three months ended September 30, 2013. We experienced a significant increase in Towers and Weldments revenue, partially offset by decreases in our Gearing and Services business segments. Towers and Weldments revenues increased 26% while tower sections sold only increased by 18% in the current year period because we produced a larger number of smaller sections in the prior year period. Weldments revenue decreased 29% over the prior year quarter due to a downturn in customer demand related to the mining industry. Gearing segment revenues decreased by 8% due to decreased mining related sales due to a decline in industrial demand as compared to the prior year quarter, as well as a lower order intake during the first half of the year. Services segment revenues decreased by 46% as a result of lower gearbox sales and lower construction and field service activity compared to the prior year quarter.

Gross profit increased by $1,903, from $2,715 during the three months ended September 30, 2012, to $4,618 during the three months ended September 30, 2013. The increase in gross profit was attributable to increased Towers and Weldments volumes and margins on the current mix of towers, partially offset by lower margins and lower volumes in Gearing and Services. As a result, our total gross margin increased from 5.0% during the three months ended September 30, 2012, to 7.6% during the three months ended September 30, 2013. Gross profit margin, excluding restructuring charges, increased 76% to 9.4% in the current year period from 5.4% in the prior year quarter.

Selling, general and administrative expenses increased by $19, from $5,197 during the three months ended September 30, 2012, to $5,216 during the three months ended September 30, 2013. The increase was primarily attributable to higher legal and professional expenses, partially offset by lower employee compensation expenses. Selling, general and administrative expenses as a percentage of sales decreased from 9.4% in the prior year quarter to 8.6% in the current year quarter.

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

Net loss decreased from $3,938 during the three months ended September 30, 2012, to $2,398 during the three months ended September 30, 2013, as a result of the factors described above, and a $100 gain on discontinued operations.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013	2012
	(Restated)
Revenues	$47,084	$37,423
Operating income	6,561	1,740
Operating margin	13.9%	4.6%

Towers and Weldments revenues increased by $9,661, from $37,423 during the three months ended September 30, 2012, to $47,084 during the three months ended September 30, 2013. Towers and Weldments revenues increased 26% due to increased customer demand and better operational throughput in our production facilities. Weldments revenue for large industrial customers decreased 29% as compared to the prior year period, due to a downturn in customer demand related to the weak mining industry; we expect continued weakness in this section in the near to mid-term.

Towers and Weldments segment operating income increased by $4,821, from $1,740 during the three months ended September 30, 2012, to $6,561 during the three months ended September 30, 2013. The significant increase in operating income was attributable to increased volumes and margins on the current mix of towers which includes less variability in tower designs than in the prior year quarter, the resultant increase in labor productivity in the current quarter, and the reduction of production inefficiencies experienced in the prior year quarter. Operating margin increased from 4.6% during the three months ended September 30, 2012, to 13.9% during the three months ended September 30, 2013.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013	2012
	(Restated)
Revenues	$10,389	$11,256
Operating loss	(5,375)	(2,637)
Operating margin	-51.7%	-23.4%

Gearing segment revenues decreased by $867, from $11,256 during the three months ended September 30, 2012, to $10,389 during the three months ended September 30, 2013. The 8% decrease in total revenues was due to decreased mining related sales due to a decline in industrial demand, as compared to the prior year quarter.

Gearing segment operating loss increased by $2,738, from $2,637 during the three months ended September 30, 2012, to $5,375 during the three months ended September 30, 2013. The increase in operating loss was due to lower sales and production volumes, an unfavorable product mix, increased restructuring expenses, as well as a $1,500 regulatory settlement charge recorded in conjunction with entering into the Plea Agreement. These factors were partially offset by lower depreciation and amortization. As a result of the factors described above, operating margin deteriorated from (23.4%) during the three months ended September 30, 2012, to (51.7%) during the three months ended September 30, 2013.

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

Corporate and Other

Corporate and Other expenses increased by $138, from $2,060 during the three months ended September 30, 2012, to $2,198 during the three months ended September 30, 2013. The increase in expense was primarily attributable to increased legal expense of $324, partially offset by lower employee compensation costs of $162.

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

	Nine Months Ended September 30,				2013 vs. 2012
	2013	% of Total Revenue	2012	% of Total Revenue	$ Change	% Change
	(Restated)
Revenues	$159,313	100.0%	$165,799	100.0%	$(6,486)	-3.9%
Cost of sales	146,366	91.9%	158,155	95.4%	(11,789)	-7.5%
Restructuring	2,758	1.7%	1,038	0.6%	1,720	165.7%
Gross profit	10,189	6.4%	6,606	4.0%	3,583	54.2%

Operating expenses
Selling, general and administrative expenses	15,721	9.9%	16,658	10.0%	(937)	-5.6%
Intangible amortization	1,441	0.9%	1,094	0.7%	347	31.7%
Regulatory settlement	1,500	0.9%	—	0.0%	1,500	N/A
Restructuring	787	0.5%	481	0.3%	306	63.6%
Total operating expenses	19,449	12.2%	18,233	11.0%	1,216	6.7%

Operating loss	(9,260)	-5.8%	(11,627)	-7.0%	2,367	20.4%

Other income (expense)
Interest expense, net	(795)	-0.5%	(1,053)	-0.6%	258	24.5%
Other, net	511	0.3%	758	0.5%	(247)	-32.6%
Restructuring	2,965	1.9%	(86)	-0.1%	3,051	3547.7%
Total other income (expense), net	2,681	1.7%	(381)	-0.2%	3,062	803.7%

Net loss from continuing operations before provision for income taxes	(6,579)	-4.1%	(12,008)	-7.2%	5,429	45.2%
Provision for income taxes	64	0.1%	21	0.0%	43	204.8%
Loss from continuing operations	(6,643)	-4.2%	(12,029)	-7.2%	5,386	44.8%
Loss from discontinued operations, net of tax	(110)	-0.1%	—	0.0%	(110)	N/A
Net loss	$(6,753)	-4.3%	$(12,029)	-7.2%	$5,276	43.9%

Consolidated

Revenues decreased by $6,486, from $165,799 during the nine months ended September 30, 2012, to $159,313 during the nine months ended September 30, 2013. We experienced a revenue decline of 24% in our Gearing business segment due to production delays and decreased industrial demand, as compared to the prior year period. We experienced a 6% increase in Towers and Weldments revenue in spite of a reduction of $4,448 attributable to fabrication-only towers sold in the current year period when compared with no fabrication-only towers sold in the prior year period. In our Services business segment, we experienced a decrease in revenue in the current year period compared to the prior year period due to sharp declines in construction activity, partially offset by a one-time industrial project performed by the Gearbox Facility in the first half of 2013.

Gross profit increased by $3,583, from $6,606 during the nine months ended September 30, 2012, to $10,189 during the nine months ended September 30, 2013. The increase in gross profit was attributable to increased Towers and Weldments volumes and margins on the current mix of towers, partially offset by lower margins and lower volumes in Gearing and Services for the period ended September 30, 2013 as compared to the period ended September 30, 2012. As a result, our gross margin increased from 4.0% during the nine months ended September 30, 2012, to 6.4% during the nine months ended September 30, 2013. Gross profit margin excluding restructuring charges increased to 8.1% in the current year period, from 4.6% in the prior year period.

Selling, general and administrative expenses decreased by $937, from $16,658 during the nine months ended September 30, 2012, to $15,721 during the nine months ended September 30, 2013. The decrease was primarily attributable to lower employee costs of $382, lower legal expenses of $234, lower facility costs of $220, lower bad debt of $131, partially offset by a variety of other net items. Selling, general and administrative expenses as a percentage of sales decreased slightly from 10.0% in the prior year period to 9.9% in the current year period.

Intangible amortization expense increased from $1,094 during the nine months ended September 30, 2012, to $1,441 during the nine months ended September 30, 2013. The increase was attributable to the accelerated amortization of a portion of our customer relationship intangible assets over a one-year period, starting in July 2012 and ending with full amortization as of June 30, 2013. Restructuring expenses included in operating expenses increased from $481 during the nine months ended September 30, 2012, to $787 during the nine months ended September 30, 2013. We recorded a $1,500 charge in the third quarter 2013 for an expected regulatory settlement associated with the Plea Agreement.

Net loss improved from $12,029 during the nine months ended September 30, 2012, to $6,753 during the nine months ended September 30, 2013, as a result of the factors described above and a $3,586 gain on the sale of the Brandon Facility.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013	2012
	(Restated)
Revenues	$116,044	$109,587
Operating income	13,779	3,306
Operating margin	11.9%	3.0%

Towers and Weldments revenues increased by $6,457, from $109,587 during the nine months ended September 30, 2012, to $116,044 during the nine months ended September 30, 2013. We experienced somewhat lower volume in the beginning of the current year period, due to the need to ramp up from very low levels of production at the end of 2012. Towers and Weldments revenues increased 6%, while tower sections sold decreased by 3% in the current year period largely because we produced a larger number of smaller sections in the prior year period. In addition, we produced fabrication-only towers in the current year period and none in the prior year period, and consequently our current year period revenue and direct materials were $4,448 lower than if we had sold these units on a complete-tower basis. Weldments revenue for large industrial customers increased 31% as compared to the prior year period, consistent with our strategic focus on diversifying our end-markets; however, our most recent quarter showed our first period-over-period weldments decline due to a downturn in the mining industry.

Towers and Weldments segment operating income increased by $10,473, from $3,306 during the nine months ended September 30, 2012, to $13,779 during the nine months ended September 30, 2013. The increase in operating income was attributable to increased volumes and margins on the current mix of towers which includes less variability in tower designs than in the prior year period, the reduction of production inefficiencies experienced in the prior year period and the expansion of weldments revenue. Operating margin increased from 3.0% during the nine months ended September 30, 2012, to 11.9% during the nine months ended September 30, 2013.

Gearing Segment

The following table summarizes the Gearing segment operating results for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013	2012
	(Restated)
Revenues	$31,554	$41,352
Operating loss	(12,326)	(5,390)
Operating margin	-39.1%	-13.0%

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

Gearing segment operating loss increased by $6,936, from $5,390 during the nine months ended September 30, 2012, to $12,326 during the nine months ended September 30, 2013. The increase in operating loss was due to lower sales and production volumes, an unfavorable product mix, increased restructuring expenses, and a $1,500 regulatory settlement associated with the Plea Agreement, partially offset by lower depreciation and lower employee compensation expense. As a result of the factors described above, operating margin deteriorated from (13.0%) during the nine months ended September 30, 2012, to (39.1%) during the nine months ended September 30, 2013.

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

Corporate and Other

Corporate and Other expenses increased by $1,262, from $6,212 during the nine months ended September 30, 2012, to $7,474 during the nine months ended September 30, 2013. The increase in expense was primarily attributable to increased restructuring expense of $451, increased employee compensation costs of $106, increased professional fees of $240, and increased legal expenses of $178.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
	(Restated)		(Restated)
Operating loss	$(2,288)	$(3,527)	$(9,260)	$(11,627)
Depreciation and amortization	3,178	4,195	10,826	11,590
Restructuring	1,176	614	3,545	1,519
Other income	(4)	148	511	758
Share-based compensation and other stock payments	645	982	1,970	2,619
Adjusted EBITDA	$2,707	$2,412	$7,592	$4,859

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

Investing Cash Flows

During the nine months ended September 30, 2013, net cash provided by investing activities totaled $7,558, compared to net cash used in investing activities of $2,273 during the nine months ended September 30, 2012. The increase in net cash provided by investing activities as compared to the prior year period was primarily attributable to the sale of the Brandon Facility, which resulted in gross proceeds of approximately $12,000.

Financing Cash Flows

During the nine months ended September 30, 2013, net cash used in financing activities totaled $6,755, compared to net cash provided by financing activities of $11,943 during the nine months ended September 30, 2012. The increase in net cash used in financing activities as compared to the prior year period was primarily attributable to increased net payments on outstanding debt including the elimination of our AloStar line of credit balance, and the extinguishment of our Brandon Facility mortgage.

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

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2013 because of the material weaknesses in internal control over financial reporting described below.

Identification of Material Weaknesses

As part of our quarterly evaluation of the effectiveness of our internal control over financial reporting described above we considered the restatement of quarterly information included in this Form 10-Q/A.  As a result, we have concluded that the following material weaknesses in internal control over financial reporting that were identified in connection with the restatement of this Form 10-Q/A also existed as of September 30, 2013:

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

Subsequent to the discovery of the material weakness, we are in process of changing our internal control process and procedures related to the revenue accounting material weakness. We began remediating the material weakness in the third quarter by initiating detailed customer contract reviews and having relevant personnel participate in accounting training classes including SEC reporting and revenue recognition content.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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