Form 10-K
period 2013-12-31
BROADWIND ENERGY, INC.
filed 2014-03-12
CIK 1120370

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Registrant's telephone number, including area code: (708) 780-4800
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

          Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

          As of June 30, 2013 the aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant was approximately $45,807,796, based upon the $4.78 per share closing sale price of the Registrant's common stock as reported on the NASDAQ Capital Market. For purposes of this calculation, the Registrant's directors and executive officers and holders of 10% or more of the Registrant's outstanding shares of voting common stock have been assumed to be affiliates, with such affiliates holding an aggregate of 4,893,506 shares of the Registrant's voting common stock on June 30, 2013.

          The number of shares of the Registrant's common stock, par value $0.001, outstanding as of March 6, 2014, was 14,692,177.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement for the Registrant's 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

BROADWIND ENERGY, INC.

FORM 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K ("Annual Report") contains "forward-looking statements"—that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as "anticipate," "believe," "expect," "intend," "will," "should," "may," "plan" and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors, including, but not limited to, those discussed in Item 1A "Risk Factors" in Part I of this Annual Report, that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Our forward-looking statements may include or relate to the following: (i) our plans to continue to grow our business through organic growth; (ii) our beliefs with respect to the sufficiency of our liquidity and our plans to evaluate alternate sources of funding if necessary; (iii) our plans and assumptions, including estimated costs and saving opportunities, regarding our ongoing restructuring efforts designed to improve our financial performance; (iv) our expectations relating to state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards ("RPSs"); (v) our expectations with respect to our customer relationships and efforts to diversify our customer base and sector focus and leverage customer relationships across business units; (vi) our ability to realize revenue from customer orders and backlog; (vii) our plans with respect to the use of proceeds from financing activities and our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (viii) our beliefs and expectations relating to the economy and the potential impact it may have on our business, including our customers; (ix) our beliefs regarding the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (x) our expectations relating to the impact of the inquiry by the U.S. Securities and Exchange Commission (the "SEC") and environmental compliance matters; and (xi) the potential loss of tax benefits if the Company experiences an "ownership change" under Section 382 of the Internal Revenue Code of 1986, as amended (the "IRC"). You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments or changed circumstances or for any other reason.

ITEM 1.    BUSINESS

        As used in this Annual Report, the terms "we," "us," "our," "Broadwind" and the "Company" refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its wholly-owned subsidiaries (the "Subsidiaries"). Dollars are presented in thousands unless otherwise stated.

Business Overview

        Broadwind provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the U.S. Our most significant presence is within the U.S. wind energy industry, although we have diversified into other industrial markets in order to improve our capacity utilization and reduce our exposure to uncertainty related to favorable governmental policies currently supporting the U.S. wind energy industry. Within the U.S. wind energy industry, we provide products and services to turbine manufacturers and wind farm developers and operators. Outside of the wind energy market, we provide precision gearing, specialty weldments and services to a broad range of industrial customers for oil and gas, mining, steel and other industrial applications.

        In 2013, 80% of our sales were linked to the wind energy industry, predominantly for towers used for new wind turbines, but also to service the installed base of wind turbines. The market for new U.S. wind energy installations is affected by a number of factors, including: (i) economic growth and the associated demand for new electricity generation; (ii) the cost of competing energy sources, primarily natural gas; (iii) federal and state-level wind energy development incentives; (iv) available transmission infrastructure and the proliferation of smart grid technology; and (v) improvements in wind energy cost competitiveness resulting from the maturation of technologies and services within the wind energy industry. The highest impact development incentive has been the federal Production Tax Credit (the "PTC") for new wind turbines placed into service. Legislation supporting this incentive has been intermittent, which has caused volatility in the demand for new wind energy projects. For example, after the industry achieved record new installations totaling 13,131 megawatts ("MW") in 2012, the level of wind turbine installations in 2013 dropped sharply to 1,084 MW, a reduction of more than 90% as a result of the expected expiration of the PTC at the end of 2012. This decrease was largely due to the temporary expiration of the PTC at the end of 2012, anticipation of which broadly curtailed wind farm development across the U.S. beginning in mid-2012. Although the PTC was reinstated at the beginning of 2013, the lack of advanced stage projects in the development pipeline at that time resulted in only a minimal level of installations completed during 2013. In response to the reinstatement of the PTC, there has been a resurgence of development activity, and new installations are expected to rise significantly beginning in 2014.

        Our sales of wind towers and services are broadly correlated to the demand for new wind turbines. However, demand for our products also reflects the level of competition in our respective markets, as well as other macro-economic factors. During 2013, despite the sharp drop in wind turbine installations, demand for our wind towers was strong because several competitors had exited the business, and we have started working with large customers representing a significant portion of the market which we did not previously serve. By contrast, demand for our service offerings dropped sharply in 2013 as customers insourced a larger share of their service activities in a year of low installation activity.

        Outside of wind energy, we serve a number of other industrial markets, including oil and gas, mining and steel production. Although sales to these customers currently represent only about 20% percent of our revenue, our strategic objective is to grow in these markets, with a medium-term target of deriving up to half of our revenue outside of the wind energy industry. Our products sold into these markets include gearboxes (both new and rebuilt), loose gearing and large industrial weldments. The following table details the percentage of our revenue generated in each sector for the past two years:

	Annual Revenue
	2013	2012
New Wind Installations	69%	62%
Wind Installed Base Support	11%	13%
Industrial Gearing & Weldments	20%	25%

Total	100%	100%

Segments

        See Note 17, "Segment Reporting" in Part IV, Item 15 in the notes to our consolidated financial statements for a discussion of our financial information related to geographic areas, revenues, operating income or loss and total assets by segment. Following is a description of products and services offered in each segment:

Towers and Weldments

        Our Towers and Weldments segment specializes in the production of towers to support wind turbines, and the fabrication of large industrial weldments for oil and gas, mining and other industrial customers. Our production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy resources and equipment manufacturing hubs, and are also easily accessible to key oil and gas deposits and industrial equipment manufacturers.

        Our towers are sold to wind turbine original equipment manufacturers ("OEMs") who utilize our products in the installation of wind turbines. We specialize in heavier "next generation" wind towers that are larger, more technically advanced towers, designed for two MW and larger wind turbines. Our two manufacturing facilities have a combined annual tower production capacity of approximately 500 towers, sufficient to support turbines generating more than 1,200 MW of power.

        Our industrial weldments product line applies our core competency in welding large structures to other industries, including the oil and gas, mining and heavy equipment industries. We fabricate these large industrial weldments in or adjacent to our tower plants in Manitowoc, Wisconsin and Abilene, Texas. These facilities have the scale, capacity, cranes and ancillary equipment needed to support integrated blasting, cutting, beveling, rolling and welding capabilities. In addition, the Abilene facility offers the industry a large, modern blast booth and a large, modern paint booth.

        Due to the customized nature of our products, they are generally sold through our direct sales force following an evaluation, qualification and testing period, which may occur over a number of months. We compete based on product performance, quality, price, location and available capacity.

Gearing

        We engineer, build and remanufacture precision gears and gearing systems for oil and gas, wind energy, mining, steel and other industrial applications. We use an integrated manufacturing process, generally starting with steel bars or forgings, which are then machined in our Cicero, Illinois facility. Most precision gears are heat-treated in our Neville Island, Pennsylvania facility and then returned to the Cicero facility for finishing and assembly.

        For several years prior to 2010, we predominantly focused on manufacturing gearing for wind turbines. As production of gearing for wind turbines has increasingly moved outside of the U.S., our sales to this industry are now mainly for replacement gearing for the existing installed wind turbine fleet. Beginning in 2010, we increased our sales force and shifted our focus to the manufacture of custom-engineered gearing systems and gearboxes for oil and gas, mining and other industrial customers, which now comprise the majority of this segment's sales. Due to the highly specialized nature of our gearing, it is generally sold through our direct sales force following an evaluation, qualifying, and prototyping and testing period, which may occur over a number of months. We compete based on product performance, quality, on-time delivery, price and lead time.

Services

        We offer a comprehensive range of services primarily to wind farm developers and operators. We specialize in non-routine maintenance services for both kilowatt and megawatt class turbines. We also offer comprehensive field services to the wind energy industry. We are increasingly focusing our efforts on the identification and/or development of product and service offerings which will improve the reliability and efficiency of wind turbines, and therefore enhance the economic benefits to our customers. We provide wind services across the U.S., with primary dispatch locations in South Dakota and Texas. We operate drivetrain service centers in Abilene, Texas for multi-megawatt wind turbines, and in Howard, South Dakota for kilowatt class turbines.

        Our Services business competes with a number of wind turbine manufacturers and independent service providers in a highly-fragmented but growing industry. Sales contacts are typically initiated through a small direct sales force, and through operating managers located in our service locations. Sales are generally made under individual purchase orders, although we periodically enter into blanket purchase orders with key customers.

Business and Operating Strategy

        We intend to capitalize on the markets in wind energy, oil and gas, mining and other industrial verticals in North America by leveraging our core competencies in large precision gearing and drivetrains, industrial welding and non-routine field service repairs. Our strategic objectives include the following:

  •
  Expand and diversify our customer base.  In 2013, due to growth in sales to two large tower customers added in 2012, and weaker gearing and services markets, sales derived from our top five customers represented 83% of total sales, up from 67% in 2012. To reduce the concentration of sales and reduce our wind energy industry concentration, we have expanded our market research activities and our sales force in support of expanding and diversifying our customer base. We are positioned to expand industrial sales of both gearing and weldments and have expanded our manufacturing of gearboxes for oil and gas, mining and steel customers. In the Services segment, we are focused on expansion with large wind farm owners and OEMs and on developing new value-added products for our customers.

  •
  Improve capacity utilization and profitability.  Tower and gear manufacturing and drivetrain remanufacturing all require significant capital investments. As a result of significant capital expenditures made in 2008 and 2009, we have manufacturing capacity available that will potentially allow us to significantly increase our annual revenues. We are working to improve our capacity utilization and financial results by using our existing manufacturing capacity to continue to penetrate the North American wind energy market, and further expand into other energy and infrastructure sectors. In 2013, we took orders for wind towers that will substantially consume all of our available tower production capacity in 2014 for the first time in our history. In addition, we are nearing completion of a multi-year restructuring plan to reduce overhead and operating costs in all of our businesses and increase the overall efficiency of our operations while maintaining required manufacturing capacity. We expect this multi-year plan to be complete by mid-2014.

  •
  Improve production technology and operational efficiency.  We believe that the proper coordination and integration of the supply chain plus Continuous Improvement initiatives are key factors that enable high operating efficiencies, increased reliability, better delivery and lower costs. Our manufacturing facilities include state-of-the-art equipment and lean processes to help enhance our operational efficiency and flexibility. The ongoing restructuring of our Gearing facilities should further enhance operating efficiency in this segment. We have staffed our operations with Continuous Improvement experts in order to further optimize our production processes to generate increased output, leverage our scale and lower our costs while maintaining product quality.

  •
  Leverage customer relationships across business units.  We believe that there is a significant opportunity to support our wind energy and industrial customers by bundling our products and services into integrated solutions. We are translating our cross-business competencies in gearing, welding and services into solutions for customers in the wind energy, oil and gas and mining market verticals. In wind energy, we continue to leverage our deep precision gearing expertise and services capability in the remanufacturing of gearboxes both up-tower and in our drivetrain service centers.

Restructuring Activities

        During the third quarter of 2011, we conducted a review of our business strategies and product plans based on the outlook for the economy at large, the forecast for the industries we serve and our business environment. We concluded that our manufacturing footprint and fixed cost base were too large and expensive for our medium-term needs and began restructuring our facility capacity and management structure to consolidate and increase the efficiencies of our operations.

        We are executing a plan to reduce our facility footprint by approximately 40% through the sale and/or closure through the end of 2014 of facilities comprising a total of approximately 600,000 square feet. As part of this plan, in the third quarter of 2011, we determined that our idle tower manufacturing facility in Brandon, South Dakota (the "Brandon Facility") should be sold, and as a result we reclassified the Brandon Facility property and equipment to Assets Held for Sale and the related indebtedness to Liabilities Held for Sale. In April 2013, we completed the sale of the Brandon Facility, generating approximately $8,000 in net proceeds after closing costs and the repayment of the mortgage on the Brandon Facility. Including the sale of the Brandon Facility, we have so far closed or reduced our leased presence at six facilities and achieved a reduction of approximately 400,000 square feet. During 2013, we determined that our Clintonville, Wisconsin facility (the "Clintonville Facility") was no longer required in our operations and reclassified the property and equipment associated with the Clintonville Facility to Assets Held for Sale. The most significant remaining reduction relates to the anticipated closure and disposition of one of our gearing facilities located in Cicero, Illinois (the "Cicero Avenue Facility"). The use of the Cicero Avenue Facility in our production was significantly curtailed at the end of 2013 and we recorded a related $1,732 impairment, primarily in cost of sales in the fourth quarter of 2013. We believe our remaining locations will be sufficient to support our Towers and Weldments, Gearing, Services and general corporate and administrative activities, while allowing for growth for the next several years.

        In the third quarter of 2012, we identified a $352 liability associated with the planned sale of the Cicero Avenue Facility. We further adjusted the liability in the fourth quarter of 2013 by recording an additional $258 charge. The liability is associated with environmental remediation costs that were originally identified while preparing the site for sale.

        Including costs incurred to date, we expect that a total of approximately $13,200 of net costs will be incurred to implement this restructuring initiative. To date, we have incurred approximately $11,500, or 88% of the total expected restructuring costs. Of the total restructuring costs incurred, a total of approximately $4,800 consists of non-cash charges.

COMPANY HISTORY

        We were incorporated in Nevada in 1996 as Blackfoot Enterprises, Inc. ("Blackfoot"). In February 2006, Blackfoot completed a reverse shell transaction with Tower Tech Systems Inc. ("Tower Tech"), whereupon Blackfoot became a holding company for Tower Tech and subsequently changed its name to Tower Tech Holdings Inc. ("Holdings"). In 2008, Holdings reincorporated in Delaware and changed its name to Broadwind Energy, Inc. Through our October 2007 acquisitions of R.B.A. Inc. ("RBA") and Brad Foote Gear Works, Inc. ("Brad Foote"), and acquisitions of Energy Maintenance Services, LLC ("EMS") and Badger Transport Inc. ("Badger") in January and June of 2008, respectively, we expanded upon our core platform as a wind tower component manufacturer and established our gearing systems, industrial products, technical services, precision repair and engineering and logistics businesses. In March 2011, we divested Badger which has been treated as a discontinued operation. Effective February 1, 2011, EMS changed its name to Broadwind Services, LLC ("Broadwind Services"), and effective March 1, 2011, Tower Tech changed its name to Broadwind Towers, Inc. ("Broadwind Towers").

SALES AND MARKETING

        We market our towers, gearing and industrial weldments products and our maintenance services primarily through our direct sales force. Our sales and marketing strategy is to develop and maintain long-term relationships with our energy and infrastructure sector customers and to offer an integrated suite of products and services to them. We believe this strategy best leverages our gearbox and blade knowledge and our core competency in specialty welding with customers. We believe this strategy also offers opportunities to cross-sell products and services across our platform of product and service offerings. We also intend for our offerings to fulfill needs that our customers may consider non-core and do not desire to provide for within their organizations. Within the wind energy industry, our customer base consists of wind turbine manufacturers who supply end-users and wind farm developers with completed wind turbines, as well as wind farm developers and wind farm operators themselves. Within the oil and gas and mining industries, our customer base consists of manufacturers of hydraulic fracturing and mud pumps, mining equipment and off-highway vehicles. To support the efforts of our sales force, we utilize a number of marketing tactics to build our brand and position and promote our products and services. Our efforts include participation in industry conferences, media relations, use of social media channels, use of our website and other channels to connect with customers.

COMPETITION

        We do not believe that any competitors have developed a suite of products and services for the North American wind energy industry directly comparable to those offered by our businesses. However, each of our businesses faces competition from both domestic and international companies, and some of our customers maintain internal capabilities that compete with our offerings. Many of these competitors are larger and better capitalized than we are.

        For our Towers and Weldments segment, the largest North American based competitor is Trinity Industries. Emerging competitors include Vestas Wind Systems, which has begun to produce towers for third party customers in addition to meeting its own captive tower requirements, and Marmen Industries, a Canadian manufacturer that has recently expanded into the U.S. market. In 2012, a number of tower producers, including DMI Industries, Katana Summit, Ameron International and SIAG, exited the market. We also face competition from imported towers, predominantly from Asian manufacturers. However, imports from China and Vietnam have substantially ceased following a determination by the U.S. International Trade Commission that wind towers from those countries were being sold in the U.S. at less than fair value. As a result of the determination, the U.S. Department of Commerce issued antidumping and countervailing duty orders on imports of wind towers from China and an antidumping duty order on imports of towers from Vietnam.

        The market for blade repair, drivetrain and field services in which our Services segment competes is highly fragmented, and includes OEMs such as General Electric and Siemens, large-scale service providers such as enXco, and a number of independent service providers, including Outland Energy Services and UpWind Solutions.

        In our Gearing segment, which is focused on the oil and gas, mining and steel markets, our key competitors include Overton Chicago Gear, Cincinnati Gearing Systems, Merit Gear and Horsburgh & Scott. In addition, we also compete with the internal gear manufacturing capacity of relevant equipment manufacturers and face growing competition from foreign competitors. We also manufacture wind energy gear sets, but do not manufacture complete gearboxes for this industry.

ENVIRONMENTAL REGULATION AND COMPLIANCE

        Our operations are subject to numerous federal, state and local environmental laws and regulations. While it is our objective to maintain compliance with these laws and regulations, it may not be possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future. Several of our facilities have a history of industrial operations and contaminants have been detected at some of our facilities. Refer to Item 3 "Legal Proceedings" for further discussion of environmental regulation and compliance.

BACKLOG

        We sell our towers under either long-term supply agreements or individual purchase orders, depending on the size and the duration of the purchase commitment. Under long-term supply agreements, we typically receive purchase orders on a periodic basis based upon our customer's forecast of production volume requirements. In general, the mix of purchase orders versus supply agreements depends on the availability of towers and the firm planning horizon of the customer. For our Services and Gearing segments, purchases are generally based on individual purchase orders. As of December 31, 2013, the dollar amount of our backlog believed to be firm under our supply agreements, purchase orders awarded and service contracts was approximately $311 million, of which $215 million is expected to be delivered during 2014. This represents a 153% increase from the backlog at December 31, 2012, primarily due to a tighter supply/demand balance for wind towers in the U.S. market, and we do not expect backlogs to remain at this level on an ongoing basis.

SEASONALITY

        The majority of our business is not affected by seasonality. Within our Services segment, revenues can be negatively affected by weather related constraints, typically during portions of the first and fourth quarters of the year.

EMPLOYEES

        We had 775 employees at December 31, 2013, of which 614 were in manufacturing, service and field support related functions and 161 were in administrative functions. Approximately 18% of our employees were covered by collective bargaining agreements with local unions in Cicero, Illinois and Neville Island, Pennsylvania at December 31, 2013. The collective bargaining agreement with the Neville Island union is expected to remain in effect through October 2017. The collective bargaining agreement with the Cicero union expired in February 2014; the parties are currently negotiating a new collective bargaining agreement.

RAW MATERIALS

        The primary raw material used in the construction of wind towers and gearing products is steel in the form of steel plate, bar stock, forgings and castings. Although we are generally responsible for procurement of the raw materials, in some cases our customers have sourced and retained title to steel plate which we convert into finished wind towers.

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

QUALITY CONTROL

        We have a long-standing focus on processes for ensuring the manufacture of high-quality products. To achieve high standards of production and operational quality, we implement strict and extensive quality control and inspection throughout our production processes. We maintain internal quality controls over all core manufacturing processes and carry out quality assurance inspections at the completion of each major manufacturing step to ensure the quality of our products. The manufacturing process at our Gearing operation, for example, involves transforming forged steel into precision gears through gear cutting, heat treating, testing and finishing. We inspect and test raw materials before they enter the assembly process, re-test the raw materials after rough machining, test the functioning of gear teeth and cores after thermal treatment and accuracy test final outputs for compliance with product specifications. We believe our investment in industry-leading heat treatment, high precision machining, specialized grinding technologies and cutting-edge welding has contributed to our high product reliability and the consistent performance of our products under varying operating conditions. Our Gearing segment is ISO 9001:2008 certified. Our tower manufacturing plants in Manitowoc, Wisconsin and Abilene, Texas are ISO 9001:2010 certified. In addition, our Services segment has received ISO 9001:2008 certification related to the remanufacture of gearboxes, main shafts and other drive system components.

CUSTOMERS

        We manufacture products for and provide services to a variety of customers in the wind energy, oil and gas, mining and other infrastructure industries. The majority of our wind energy industry customer base consists of wind turbine manufacturers who supply wind farm operators and wind farm developers with completed wind turbines. In the other industrial sectors, we sell our products through our trained sales force or through manufacturers' representatives to a wide variety of customers. The wind turbine market is very concentrated. According to American Wind Energy Association 2013 industry data, the top five wind turbine manufacturers constituted approximately 90% of the U.S. market. As a result, our concentration with a limited number of customers accounted for the majority of our revenues. Sales to each of Siemens and General Electric represented an amount greater than 10% of our consolidated revenues for the year ended December 31, 2013, and sales to each of Gamesa, General Electric and Siemens represented an amount greater than 10% of our consolidated revenues for the year ended December 31, 2012. The loss of one of these customers could have a material adverse effect on our business. As discussed as a component of our business strategies, we are seeking to diversify our customer base.

WORKING CAPITAL

        Our primary customers are wind turbine manufacturers, wind farm developers and wind farm operators. The industry has historically entered into customized contracts with varying terms and conditions between suppliers and customers, depending on the specific objectives of each party. Our practices mirror this historical industry practice of negotiating agreements on a case-by-case basis. As a result, working capital needs, including levels of accounts receivable ("A/R"), customer deposits and inventory, can vary significantly from quarter to quarter based on the contractual terms associated with that quarter's sales, such as whether we are required to purchase and supply steel pursuant to such contractual terms.

        In analyzing our liquidity, we focus on operating working capital, which is comprised of A/R and inventories, net of accounts payable and customer deposits. Our operating working capital at December 31, 2013 was $5,348 or 2% of trailing three months of sales annualized. This is a decrease of $16,239 from December 31, 2012, when operating working capital was $21,587, or 12% of trailing three months of sales annualized. The decrease reflects low levels of past due receivables and growth in advance payments, predominantly from tower customers due to stronger demand and their desire to opportunistically lock in lower steel prices for steel plate. The reduction in operating working capital has significantly enhanced our liquidity position compared to the prior year.

CORPORATE INFORMATION

        Our principal executive office is located at 3240 South Central Avenue, Cicero, IL 60804. Our phone number is (708) 780-4800 and our website address is www.bwen.com.

OTHER INFORMATION

        On our website at www.bwen.com, we make available under the "Investors" menu selection, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports or amendments are electronically filed with, or furnished to, the SEC. Materials that we file or furnish to the SEC may also be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

ITEM 1A.    RISK FACTORS

The U.S. wind energy industry is reliant in part on tax and other economic incentives and political and governmental policies. A significant change in these incentives and policies could negatively impact our results of operations and growth. More generally, our financial and operating performance is subject to certain factors which are out of our control, including the state of the wind energy market in North America.

        We supply products and services to wind turbine manufacturers and owners and operators of wind energy generation facilities. The U.S. wind energy industry is dependent in part upon federal tax incentives and state RPSs and may not be economically viable in its current form absent such incentives. The federal government provides economic incentives to the owners of wind energy facilities, including the PTC, an investment tax credit ("ITC") and cash grant equal in value to the ITC. The PTC was extended by the American Recovery and Reinvestment Act in February 2009, and further extended by the American Taxpayer Relief Act in January 2013. It provides the owner of a qualifying wind energy facility under construction before the end of 2013 with a ten-year tax credit against the owner's federal income tax obligations based on the amount of electricity generated by the qualifying wind energy facility and sold to unrelated third parties.

        These programs provide material incentives to develop wind energy generation facilities and thereby impact the demand for our manufactured products and services. The increased demand for our products and services that generally results from the credits and incentives could be impacted by the impending expiration of these programs. Because of the long lead times necessary to develop wind energy projects, any delay by Congress in extending or renewing these incentives beyond their impending expiration dates could negatively impact potential wind energy installations. The failure to further renew or extend these incentives would likely inhibit the development of wind energy generation facilities and the demand for wind turbines, towers, gearing and related components. It is possible that these federal incentives will not be extended beyond their current expiration dates. The delay or failure to extend or renew these or similar incentives in the future could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

        State RPSs generally require or encourage state-regulated electric utilities to supply a certain proportion of electricity from renewable energy sources or devote a certain portion of their plant capacity to renewable energy generation. Typically, utilities comply with such standards by qualifying for renewable energy credits evidencing the share of electricity that was produced from renewable sources. Under many state standards, these renewable energy credits can be unbundled from their associated energy and traded in a market system, allowing generators with insufficient credits to meet their applicable state mandate. These standards have spurred significant growth in the wind energy industry and a corresponding increase in the demand for our manufactured products. Currently, the majority of states and the District of Colombia have RPSs in place and certain states have voluntary utility commitments to supply a specific percentage of their electricity from renewable sources. The enactment of RPSs in additional states or any changes to existing RPSs (including changes due to the failure to renew or extend the federal incentives described above), or the enactment of a federal RPS or imposition of other greenhouse gas regulations, may impact the demand for our products and services. We cannot assure that government support for renewable energy will continue. The elimination of, or reduction in, state or federal government policies that support renewable energy could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

        As a supplier of products and services to wind turbine manufacturers and owners and operators of wind energy generation facilities, our results of operations (like those of our customers) are subject to general economic conditions, and specifically to the state of the wind energy market. In addition to the state and federal government policies supporting renewable energy described above, the growth and development of the larger wind energy market in North America is subject to a number of factors, including, among other things:

  •
  the availability of financing for the estimated pipeline of wind development projects;

  •
  the cost of electricity, which may be affected by a number of factors, including government regulation, power transmission, seasonality, fluctuations in demand, and the cost and availability of fuel and particularly natural gas;

  •
  the general demand for electricity or "load growth";

  •
  the development of new power generating technology or advances in existing technology or discovery of power generating natural resources;

  •
  the development of electrical transmission infrastructure;

  •
  state and federal laws and regulations regarding avian protection plans and noise or turbine setback requirements;

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

        Historically, the majority of our revenues are highly concentrated with a limited number of customers. In 2013, two customers—Siemens and General Electric—each accounted for more than 10% of our consolidated revenues and our five largest customers accounted for 83% of our consolidated revenues. Our customers periodically have expressed their intent to scale back, delay or restructure existing customer agreements, which has led to reduced revenues from these customers and which may occur again in the future. As a result, our operating profits and gross margins have historically been negatively affected by a decline in production levels, which has created production volume inefficiencies in our operations and cost structures.

        Additionally, if our relationships with significant customers should change materially, it could be difficult for us to immediately and profitably replace lost sales in a market with such concentration, which could materially adversely affect our results. We could be adversely impacted by decreased customer demand for our products and services due to (1) the impact of current or future economic conditions on our customers, (2) our customers' loss of market share to their competitors that do not use our products, and (3) our loss of market share with our customers. We could lose market share with our customers to competitors or to our customers themselves, should they decide to become more vertically integrated and produce our products or deliver the services we provide internally.

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

  •
  certain customer contracts provide the customer with the opportunity to cancel a substantial portion of their volume obligation by providing us with notice of such election prior to commencement of production. Such contracts generally require the customer to pay a sliding cancelation fee based on how far in advance of commencement of production such notice is provided;

  •
  our customers have in the past sought, and in the future may seek, to renegotiate the terms of current agreements or renewals. For example, some customers have sought payments from us for claims despite contractual limits that preclude our obligation to make payments for such claims;

  •
  if we are unable to deliver products to our customers in accordance with an agreed upon schedule we may become subject to liquidated damages provisions in certain supply agreements for the period of time we are unable to deliver finished products. Although the liquidated damages provisions are generally capped at certain levels, they can become significant and may have a negative impact on our liquidity and financial results;

  •
  although the Subsidiaries operate independently, a dispute between a significant customer and us or one of the Subsidiaries could have a negative effect on the business relationship we have with that customer across our entire organization. Among other things, such a dispute could lead to an overall decrease in such customer's demand for our products and services or difficulty in collecting amounts due to one or more of the Subsidiaries that are otherwise not related to such dispute; and

  •
  a material change in payment terms for A/R of a significant customer could have a material adverse effect on our short-term cash flows.

We have generated net losses since our inception.

        We have experienced operating losses for each of the years during which we have operated. In addition, in light of current economic conditions and the state of the wind energy market in the U.S., we anticipate that losses may occur in the foreseeable future. We have incurred significant costs in connection with the development of our businesses, and there is no assurance that we will generate sufficient revenues to offset anticipated operating costs. Although we anticipate deriving revenues from the sale of our products and services, no assurance can be given that these products and services can be sold on a profitable basis. If we achieve profitability, we cannot give any assurance that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

Disruptions in the supply of parts and raw materials, or changes in supplier relations, may negatively impact our operating results.

        We are dependent upon the supply of certain raw materials used in our production process, and these raw materials are exposed to price fluctuations on the open market. Raw material costs for items such as steel, our primary raw material, have fluctuated significantly and may continue to fluctuate. To reduce price risk caused by market fluctuations, we have generally matched raw material purchases to our sales contracts or incorporated price adjustment clauses in our contracts. However, limitations on availability of raw materials or increases in the cost of raw materials (including steel), energy, transportation and other necessary services may impact our operating results if our manufacturing businesses are not able to fully pass on the costs associated with such increases to their respective customers. Alternatively, we will not realize material improvements from declines in steel prices as the terms of our contracts generally require that we pass through these cost savings to our customers. In addition, we may encounter supplier constraints, be unable to maintain favorable supplier arrangements and relations or be affected by disruptions in the supply chain caused by such events as natural disasters, power outages and labor strikes. In the event of significant increases or decreases in the price of raw materials, particularly steel, our margins and profitability could be negatively impacted.

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

        Market disruptions and regular market volatility may have adverse impacts on our customers' ability to pay amounts payable to us and could cause related increases in our working capital or borrowing needs. In addition, our customers have in the past attempted and may attempt in the future to renegotiate the terms of contracts or reduce the size of orders with us as a result of disruptions and volatility in the markets. We cannot predict with any degree of certainty the amount of our backlog that we will ultimately ship to our customers.

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

        We rely on banks and capital markets as a source of liquidity for capital requirements not satisfied by cash flows from operations or asset sales. We have experienced operating losses for each of the years during which we have operated and we anticipate that we will incur additional outlays in the near term in connection with our contemplated restructuring efforts. We expect to fund our facility restructuring efforts in part by using proceeds from the sale of surplus assets. We may be unable to complete these sales on a timely basis, and our committed sources of liquidity may be inadequate to satisfy our operational and restructuring needs. There can be no assurances that our restructuring efforts will be successful in improving our profitability. If we are not able to access capital at competitive rates, the ability to implement our business plans may be adversely affected. In the absence of access to capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations at times when the prices for such assets or operations are depressed. In such event, we may not be able to consummate those dispositions. Furthermore, the proceeds of any such dispositions may not be adequate to meet our debt service obligations when due.

        Additionally, our ability to make scheduled payments on our existing or future debt obligations and fund operations will depend on our future financial and operating performance. There can be no assurances that our operations will generate sufficient cash flows to enable us to pay our remaining indebtedness or to fund our other liquidity needs. If we cannot make scheduled payments on our debt, we will be in default and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable which could force us to liquidate certain assets or alter our business operations or debt obligations. Moreover, if we are unable to obtain additional capital or if our current sources of financing including customer advances, are reduced or unavailable, we will likely be required to delay, reduce the scope of, or eliminate our plans for restructuring and expansion and this could affect our overall operations. In addition, raising capital in the equity capital markets could result in limitations on our ability to use our net operating loss carryforwards.

Our plans for growth and diversification may not be successful, and could result in poor financial performance.

        We have made a strategic decision to diversify our business further into oil and gas, mining, and other industries, particularly within our gearing and specialty weldments businesses. While we have historically participated in these lines of business, there is no assurance that we will be able to grow our presence in these businesses at a rate sufficient to compensate for a potentially weaker wind energy market. Moreover, our participation in these markets may require additional investments in personnel, equipment and operational infrastructure. If we are unable to further penetrate these markets, our plans to diversify our operations may not be successful and our anticipated future growth may be adversely affected.

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

        We have previously made significant capital investments in anticipation of rapid growth in the U.S. wind energy market. However, the growth in the U.S. wind energy market has not kept pace with the expectations we had when some of these capital investments were made, and there can be no assurance that the U.S. wind energy market will grow and develop in a manner consistent with our expectations, or that we will be able to fill our idle capacity through the further diversification of our operations. Our internal manufacturing and service capabilities have required significant up-front fixed costs. If market demand for our products and services does not increase at the pace we have anticipated and align with our manufacturing capacity, we may be unable to offset these costs and to achieve economies of scale, and our operating results may continue to be adversely affected as a result of high fixed costs, reduced margins and underutilization of capacity. In light of these considerations, we may be forced to temporarily idle existing capacity or sell to third parties manufacturing capacity that we cannot utilize in the near term, in addition to the steps that we have already taken to adjust our capacity more closely to demand. Alternatively, if we experience rapid demand for our products and services in excess of our estimates, or we have reduced our manufacturing capacity, our installed capital equipment and existing workforce may be insufficient to support higher production volumes, which could adversely affect our customer relationships and overall reputation. In addition, we may not be able to expand our workforce and operations in a timely manner, procure adequate resources or locate suitable third-party suppliers to respond effectively to changes in demand for our existing products and services or to the demand for new products and services requested by our customers, and our business could be adversely affected. Our ability to meet such excess customer demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.

We rely on unionized labor, the loss of which could adversely affect our future success.

        We are dependent on the services of unionized labor and have collective bargaining agreements with certain of our operations workforce at our Cicero, Illinois and Neville Island, Pennsylvania gearing facilities. The loss of the services of these and other personnel, whether through terminations, attrition, labor strike or otherwise, or a material change in our collective bargaining agreements, could have a material adverse impact on us and our future profitability. A collective bargaining agreement has been ratified by the collective bargaining unit in place at our Neville Island facility and is expected to expire in October 2017. The collective bargaining agreement with the Cicero union expired in February 2014;

the parties are currently negotiating a new collective bargaining agreement. As of December 31, 2013, our collective bargaining units represented approximately 18% of our workforce.

We may need to hire additional qualified personnel, including management personnel, and the loss of our key personnel could adversely affect our business.

        Our future success will depend largely on the skills, efforts and motivation of our executive officers and other key personnel. Our success also depends, in large part, upon our ability to attract and retain highly qualified management and key personnel throughout our organization. We face competition in the attraction and retention of personnel who possess the skill sets that we seek. In addition, key personnel may leave the Company and subsequently compete against us. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business, results of operations or financial condition.

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

        From time to time, we are subject to litigation and other legal and regulatory proceedings relating to our business. We are currently defendants in certain litigation matters and the subject of certain investigations by governmental agencies as further described under in Part I, Item 3 "Legal Proceedings" of this Annual Report. No assurances can be given that the results of these or new matters will be favorable to us. An adverse resolution of lawsuits, investigations or arbitrations could have a material adverse effect on our financial condition and results of operations. Defending ourselves in these matters may be time-consuming, expensive and disruptive to normal business operations and may result in significant expense and a diversion of management's time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Additionally, any amount that we may be required to pay to satisfy a judgment or settlement may not be covered by insurance. Under our charter and the indemnification agreements that we have entered into with our officers, directors and certain third parties, we are required to indemnify and advance expenses to them in connection with their participation in certain proceedings. There can be no assurance that any of these payments will not be material.

We could incur substantial costs to comply with environmental, health and safety laws and regulations and to address violations of or liabilities under these requirements.

        Our operations are subject to a variety of environmental, health and safety laws and regulations in the jurisdictions in which we operate and sell products governing, among other things, health, safety, pollution and protection of the environment and natural resources, including the use, handling, transportation and disposal of non-hazardous and hazardous materials and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil, product content, performance and packaging. We cannot guarantee that we have been or will at all times be in compliance with such laws and regulations. Changes in existing environmental, health and safety laws and regulations, or their application, could cause us to incur additional or unexpected costs to achieve or maintain compliance. Failure to comply with these laws and regulations, obtain the necessary permits to operate our business, or comply with the terms and conditions of such permits may subject us to a variety of administrative, civil and criminal enforcement measures, including the imposition of civil and criminal sanctions, monetary fines and penalties, remedial obligations, and the issuance of compliance requirements limiting or preventing some or all of our operations. The assertion of claims relating to regulatory compliance, on or off-site contamination, natural resource damage, the discovery of previously unknown environmental liabilities, the imposition of criminal or civil fines or penalties and/or other sanctions, or the obligation to undertake investigation, remediation or monitoring activities could result in potentially significant costs and expenditures to address contamination or resolve claims or liabilities. Such costs and expenditures could have a material adverse effect on our business, financial condition, or results of operations. Under certain circumstances, violation of such environmental laws and regulations could result in us being disqualified from eligibility to receive federal government contracts or subcontracts under the federal government's debarment and suspension system.

        We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of currently and formerly owned, leased or operated properties, or properties to which hazardous substances or wastes were sent by current or former operators at our current or former facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. Several of our facilities have a history of industrial operations, and contaminants have been detected at some of our facilities. The presence of contamination from hazardous substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or use our properties as collateral for financing. We also could be held liable under third-party claims for property damage, natural resource damage or personal injury and for penalties and other damages under such environmental laws and regulations, which could materially and adversely affect our business and results of operations. Under certain circumstances, violation of such environmental laws and regulations could result in us being disqualified from eligibility to receive federal government contracts or subcontracts under the federal government's debarment and suspension system.

Limitations on our ability to utilize our net operating losses may negatively affect our financial results.

        We may not be able to utilize all of our net operating losses ("NOL's"). To the extent available, we will use any NOL carryforwards to reduce the U.S. corporate income tax liability associated with our operations. However, if we do not achieve profitability prior to their expiration, we will not be able to fully utilize our NOL's to offset income. For financial statement presentation, all benefits associated with the NOL carryforwards have been reserved. Section 382 of the IRC generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. Our ability to utilize NOL carryforwards and built-in losses may be limited, under this section or otherwise, by our issuance of common stock or by other changes in stock ownership. Upon completion of our analysis of IRC Section 382, we have determined that aggregate changes in our stock ownership have triggered an annual limitation of NOL carryforwards and built-in losses available for utilization. Although this event limits the amount of pre-ownership change date NOL's and built-in losses we can utilize annually, it would not preclude us from fully utilizing our current NOL carryforwards prior to their expiration. To the extent our use of NOL carryforwards and associated built-in losses is significantly limited in the future due to additional changes in stock ownership, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use NOL carryforwards and built-in losses without annual limitation, which could result in lower profits and the loss of benefits from these attributes. To address these concerns, in February 2013 our Board of Directors (the "Board") approved the adoption of a Section 382 rights plan designed to preserve our NOL carryforwards and other tax benefits; our stockholders subsequently ratified the Section 382 rights plan at our 2013 Annual Meeting of Stockholders. There can be no assurances that the Section 382 rights plan will be effective in protecting our NOL carryforwards.

If our estimates for warranty expenses differ materially from actual claims made, or if we are unable to reasonably estimate future warranty expense for our products and services, our business and financial results could be adversely affected.

        We provide warranty terms generally ranging between one and five years to our towers, gearing and services customers depending upon the specific product or service and terms of the customer agreement. We reserve for warranty claims based on industry experience and estimates made by management based upon a percentage of our sales revenues related to such products or services. From time to time, customers have submitted warranty claims to us. However, we have a limited history on which to base our warranty estimates for certain products that we manufacture and services that we provide. Our assumptions could be materially different from the actual performance of our products in the future and could exceed the levels against which we have reserved. In some instances our customers have interpreted the scope and coverage of certain of our warranty provisions differently from our interpretation of such provisions. The expenses associated with remediation activities in the wind energy industry can be substantial, and if we are required to pay such costs in connection with a customer's warranty claim we could be subject to additional unplanned cash expenditures. If our estimates prove materially incorrect, or if we are required to cover remediation expenses in addition to our regular warranty coverage, we could be required to incur additional expenses and could face a material unplanned cash expenditure, which could adversely affect our financial condition and operating results.

We may be unable to keep pace with rapidly changing technology in wind turbine and other industrial component manufacturing.

        The global market for wind turbines, as well as for other industrial components we manufacture, is rapidly evolving technologically. Our component manufacturing equipment and technology may not be suited for future generations of products being developed by wind turbine companies. For example, some wind turbine manufacturers are using wind turbine towers made from concrete instead of steel. Other wind turbine designs have reduced the use of gearing or eliminated the gearbox entirely through the use of direct or compact drive technologies. To maintain a successful business in our field, we must keep pace with technological developments and changing standards of our customers and potential customers and meet their constantly evolving demands. If we fail to adequately respond to the technological changes in our industry, or are not suited to provide components for new types of wind turbines, our financial condition and operating results may be adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters is located in Cicero, Illinois, a suburb located west of Chicago, Illinois. In addition, the Subsidiaries own or lease operating facilities, which are presented by operating segment as follows:

Operating Segment and Facility Type	Location	Owned / Leased	Approximate Square Footage
Towers and Weldments
Tower Manufacturing	Manitowoc, WI	Leased	206,000
Tower Manufacturing	Abilene, TX	Owned	146,000
Specialty Structures	Manitowoc, WI	Leased	45,000
Specialty Structures	Clintonville, WI(1)	Owned	63,000
Gearing and Corporate
Gearing System Manufacturing—Machining	Cicero, IL(2)	Owned	149,000
Gearing System Manufacturing—Machining and Corporate Administration	Cicero, IL	Leased	301,000
Gearing System Manufacturing—Heat Treatment & Gearbox Repair	Neville Island, PA	Owned	70,000
Services
Service and Maintenance	Abilene, TX	Leased	80,000
Service and Maintenance	Howard, SD	Owned	25,000

(1)
The Clintonville Facility is listed as Assets Held For Sale as of December 31, 2013 in conjunction with management's determination that the property was no longer required in our operations.

(2)
The use of the Cicero Avenue Facility in our production was significantly curtailed at the end of 2013 and we recorded a related $1,732 impairment in the fourth quarter of 2013.

        We consider our facilities to be in good condition and adequate for our present and future needs.

ITEM 3.    LEGAL PROCEEDINGS

Shareholder Lawsuits

        On February 11, 2011, a putative class action was filed in the United States District Court for the Northern District of Illinois (the "USDC") against us and certain of our current or former officers and directors. The lawsuit was purportedly brought on behalf of purchasers of our common stock between March 17, 2009 and August 9, 2010. A lead plaintiff was appointed and an amended complaint was filed on September 13, 2011. The amended complaint named as additional defendants certain of our current and former directors, certain Tontine entities, and Jeffrey Gendell, a principal of Tontine. The complaint sought to allege that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and/or Section 20(a) of the Exchange Act by issuing or causing to be issued a series of allegedly false and/or misleading statements concerning our financial results, operations, and prospects, including with respect to the January 2010 secondary public offering of our common stock (the "Offering"). The plaintiffs alleged that our statements were false and misleading because, among other things, our reported financial results during the class period allegedly violated accounting principles generally accepted in the U.S. ("GAAP") because they failed to reflect the impairment of goodwill and other intangible assets, and we allegedly failed to disclose known trends and other information regarding certain customer relationships at Brad Foote. In support of their claims, the plaintiffs relied in part upon six alleged confidential informants, all of whom were alleged to be former employees of the Company. On November 18, 2011, we filed a motion to dismiss. On April 19, 2012, the USDC granted in part and denied in part our motion. The USDC dismissed all claims with prejudice against each of the named current and former officers except for J. Cameron Drecoll and held that the plaintiffs had failed to state a claim for any alleged misstatements made after March 19, 2010. In addition, the USDC dismissed all claims with prejudice against the named Tontine entities and Mr. Gendell. The USDC denied the motion with respect to certain of the claims asserted against us and Mr. Drecoll. We filed our answer and affirmative defenses on May 21, 2012. The plaintiffs' class certification was filed on June 22, 2012, and the parties agreed to a briefing schedule. The parties subsequently participated in a mediation session on August 20, 2012, and reached agreement on a settlement of the matter in the amount of $3,915, payable by our insurance carrier. The USDC granted final approval of the settlement on June 27, 2013.

        Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the USDC against certain of our current and former officers and directors and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the Offering. One of the lawsuits also alleged that certain directors violated Section 14(a) of the Exchange Act in connection with our Proxy Statement for our 2010 Annual Meeting of Stockholders. Two of the matters pending in the USDC were subsequently consolidated, and on May 15, 2012, the USDC granted the defendants' motion to dismiss the consolidated cases and also entered an order dismissing the third case. On January 17, 2014, we and the plaintiffs from the consolidated derivative lawsuit filed a joint motion to reopen the derivative action and preliminarily approve a derivative settlement. The USDC subsequently reopened the derivative action and granted preliminary approval of the settlement on February 3, 2014. The final approval hearing is scheduled for April 3, 2014. If finally approved by the USDC, the settlement would resolve the outstanding shareholder derivative claims, including those raised in certain shareholder demand letters received by our Board. The terms of the settlement include the adoption by us of certain corporate governance reforms, along with other remedial measures. The settlement provides for payment by our insurance carrier and/or Broadwind of plaintiffs' counsel's attorneys' fees and expenses in the amount of $600, subject to USDC approval.

        We received a request from the Tontine defendants for indemnification in the derivative suits and the class action lawsuit from Tontine and/or Mr. Gendell pursuant to various agreements related to shares of our common stock owned by Tontine. We maintain directors and officers liability insurance; however, the costs of indemnification for Mr. Gendell and/or Tontine would not be covered by any Company insurance policy. We subsequently entered into an agreement with Tontine providing, among other things, for the settlement of these indemnification claims and related matters in consideration for a payment in the amount of $495, which was paid in 2013.

SEC Inquiry

        In August 2011, we received a subpoena from the SEC seeking documents and other records related to certain accounting practices at Brad Foote. The subpoena was issued in connection with an informal inquiry that we received from the SEC in November 2010, which likely arose out of a whistleblower complaint that the SEC received related to revenue recognition, cost accounting and intangible and fixed asset valuations at Brad Foote. We have been in regular contact with the SEC, and in its communications the SEC has clarified or supplemented its requests. We have produced documents responsive to such requests and completed the process of responding to the subpoena for documents. Following the issuance of subpoenas for testimony, the SEC has deposed certain current and former Brad Foote and Company employees. We cannot currently predict the outcome of this investigation. We do not believe that the resolution of this matter will have a material adverse effect on our consolidated financial position or results of operations. No estimate regarding the loss or range of loss, if any, that may be incurred in connection with this matter is possible at this time. All pending reimbursement requests from Tontine related to the SEC inquiry were resolved in the above-referenced settlement.

Environmental

        On February 15, 2011, pursuant to a search warrant, officials from the United States Environmental Protection Agency ("USEPA") entered and conducted a search of the Cicero Avenue Facility in connection with the alleged improper disposal of industrial wastewater to the sewer. Also on or about February 15, 2011, in connection with the same matter, we received a grand jury subpoena requesting testimony and the production of certain documents relating to the Cicero Avenue Facility's past compliance with certain environmental laws and regulations relating to the generation, discharge and disposal of wastewater from certain of its processes between 2004 and the present. On or about February 23, 2011, we received another grand jury subpoena relating to the same investigation, requesting testimony and the production of certain other documents relating to certain of the Cicero Avenue Facility's employees, environmental and manufacturing processes, and disposal practices. On April 5, 2012, we received a letter from the United States Attorney's Office, Northern District of Illinois ("USAO") requesting the production of certain financial records from 2008 to the present. We subsequently completed our response to the subpoenas and to the USAO's request and also voluntarily instituted corrective measures at the Cicero Avenue Facility, including changes to its wastewater disposal practices. On September 24, 2013, the USAO commenced a criminal action in the USDC based on this investigation. Subsequently, Brad Foote entered into a plea agreement with the USAO (the "Plea Agreement") with regard to this criminal action, pursuant to which Brad Foote agreed to plead guilty to one count of knowingly violating the Clean Water Act, Title 33, United States Code, Section 1319(c)(2)(A) and pay a $1,500 fine (payable in three installments of $500 within three years of the date of sentencing), subject to the USDC's approval of the Plea Agreement. Brad Foote pled guilty pursuant to the Plea Agreement on November 13, 2013, and the USDC approved the Plea Agreement on February 19, 2014.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NASDAQ Capital Market ("NASDAQ") under the symbol "BWEN." The following table sets forth the high and low bid prices of our common stock traded on the NASDAQ.

	Common Stock
	High	Low
2013
First quarter	$6.00	$2.24
Second quarter	5.05	3.95
Third quarter	8.23	4.50
Fourth quarter	10.43	5.10

	Common Stock
	High	Low
2012
First quarter	$8.60	$4.50
Second quarter	4.80	2.50
Third quarter	3.70	1.70
Fourth quarter	3.20	2.00

        The closing price for our common stock as of March 6, 2014 was $10.65. As of March 6, 2014, there were 54 holders of record of our common stock.

        We have never paid cash dividends on our common stock and have no current plan to do so in the foreseeable future. The declaration and payment of dividends on our common stock are subject to the discretion of our Board and are further limited by our credit agreements and other contractual agreements we may have in place from time to time. The decision of our Board to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition, and other factors our Board may consider relevant. The current policy of our Board is to reinvest cash generated in our operations to promote future growth and to fund potential investments.

Performance Graph

        The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" under the Securities Act of 1933, as amended or the Exchange Act (collectively, the "Acts"), nor shall such information be incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under such Acts, except to the extent that we specifically incorporate it by reference into such filing.

        The following graph compares cumulative shareholder returns for our common stock as compared with the S&P 500 and the First Trust ISE Global Wind Energy Index Fund for the period from April 9, 2009 (the date our common stock began trading on the NASDAQ) to December 31, 2013. The graph assumes an investment of $100 as of April 9, 2009 and that dividends were reinvested. We discontinued the comparison to the Clean Edge Global Wind Energy Index as quoted values were unavailable for most of 2013.

Repurchases

        We did not engage in any repurchases of our common stock during the fourth quarter or for the year ended December 31, 2013.

Unregistered Sales of Equity Securities

        There were no unregistered sales of equity securities for the years ended December 31, 2013, 2012 or 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

        See Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report for information as of December 31, 2013 with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our selected statement of continuing operations data set forth below for each of the years ended December 31, 2013, 2012, 2011, 2010 and 2009, and the balance sheet data as of December 31, 2013, 2012, 2011, 2010 and 2009, are derived from our consolidated financial statements.

(In thousands, except per share data)

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Selected Statement of Operations Data
Revenues	$215,710	$210,707	$185,854	$136,896	$184,798
Gross profit	12,345	6,836	7,187	1,946	11,904
Gross profit percentage	5.7%	3.2%	3.9%	1.4%	6.4%
Intangible asset and goodwill impairment charges	$—	$—	$—	$40,777	$82,211
Intangible amortization	1,552	1,759	859	2,992	9,524
Operating loss	(13,210)	(17,297)	(20,429)	(69,227)	(112,253)
Loss from continuing operations	(10,389)	(17,907)	(20,742)	(69,753)	(107,026)
Net loss per share—basic and diluted:
Loss from continuing operations	(0.72)	(1.27)	(1.79)	(6.56)	(11.08)
Cash dividends per common share	—	—	—	—	—

	As of December 31,
	2013	2012	2011	2010	2009
Selected Balance Sheet Data
Assets:
Property and equipment, net	$69,077	$79,889	$87,766	$106,317	$129,619
Total assets	163,694	142,910	172,891	183,506	231,488
Liabilities:
Total long-term debt, net of current maturities	2,755	2,956	4,797	9,671	13,396
Total stockholders' equity	95,330	103,308	117,859	126,196	155,595

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Selected Other Data—Non GAAP Financial Measures
Adjusted EBITDA(1)	$10,346	$5,511	$(2,129)	$(9,210)	$2,004
Adjusted EBITDA margin percentage(2)	4.8%	2.6%	-1.1%	-6.7%	1.1%

(1)
For any period, earnings from continuing operations before interest, taxes, depreciation, amortization, restructuring and share-based payments ("Adjusted EBITDA") are calculated as presented below. We believe that Adjusted EBITDA is particularly meaningful due principally to the role acquisitions have played in our development and the significant non-recurring restructuring program underway. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense because a significant portion of the purchase price of our acquired businesses is generally allocated to depreciable fixed assets and long-lived assets, which primarily consist of goodwill and amortizable intangible assets. Please note that Adjusted EBITDA should not be considered an alternative to, nor is there any implication that Adjusted EBITDA is more meaningful than, any measure of performance or liquidity promulgated under GAAP.

(2)
Adjusted EBITDA margin percentage is equal to Adjusted EBITDA divided by total revenue.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Operating loss	$(13,210)	$(17,297)	$(20,429)	$(69,227)	$(112,253)
Depreciation and amortization	13,962	15,678	14,534	16,463	22,696
Restructuring	6,075	2,354	572	—	—
Other income	1,000	1,271	1,169	486	6,454
Intangible asset and goodwill impairment charges	—	—	—	40,777	82,211
Share-based compensation and other stock payments	2,519	3,505	2,025	2,291	2,896

Adjusted EBITDA	$10,346	$5,511	$(2,129)	$(9,210)	$2,004

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        As used in this Annual Report, the terms "we," "us," "our," "Broadwind," and the "Company" refer to Broadwind Energy, Inc. and its wholly-owned Subsidiaries.

(Dollar amounts are presented in thousands unless otherwise stated)

Business Overview

        Broadwind provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the U.S. Our most significant presence is within the U.S. wind energy industry, although we have diversified into other industrial markets in order to improve our capacity utilization and reduce our exposure to uncertainty related to favorable governmental policies currently supporting the U.S. wind energy industry. Within the U.S. wind energy industry, we provide products and services to turbine manufacturers, wind farm developers and wind farm operators. Outside of the wind energy market, we provide precision gearing, specialty weldments and services to a broad range of industrial customers for oil and gas, mining, steel and other industrial applications.

        In 2013, 80% of our sales were linked to the wind energy industry, predominantly for towers used for new wind turbines, but also to service the installed base of wind turbines. The market for new U.S. wind energy installations is affected by a number of factors, including: (i) economic growth and the associated demand for new electricity generation; (ii) the cost of competing energy sources, primarily natural gas; (iii) federal and state-level wind energy development incentives; (iv) available transmission infrastructure and the proliferation of smart grid technology; and (v) improvements in wind energy cost competitiveness resulting from the maturation of technologies and services within the wind energy industry. The highest impact development incentive has been the federal PTC for new wind turbines placed into service. Legislation supporting this incentive has been intermittent, which has caused volatility in the demand for new wind projects. For example, after the industry achieved record new installations totaling 13,131 MW in 2012, the level of wind turbine installations in 2013 dropped sharply to 1,084 MW, a reduction of more than 90%. This decrease was largely due to the temporary expiration of the PTC at the end of 2012, anticipation of which broadly curtailed wind farm development across the U.S, beginning in mid-2012. Although the PTC was reinstated at the beginning of 2013, the lack of advanced stage projects in the development pipeline at that time resulted in only a minimal level of installations completed during 2013. In response to the reinstatement of the PTC, there has been a resurgence of development activity, and new installations are expected to rise significantly beginning in 2014.

        Our sales of wind towers and services are broadly correlated to the demand for new wind turbines. However, demand for our products also reflects the level of competition in our respective markets, as well as other macro-economic factors. During 2013, despite the sharp drop in wind turbine installations, our tower demand was strong because several competitors had exited the business, and we have penetrated large customers representing a significant portion of the market which we did not previously serve. By contrast, demand for our service offerings dropped sharply in 2013 as customers insourced a larger share of their service activities in a year of low installation activity.

        Outside of wind energy, we serve a number of other industrial markets, including oil and gas, mining, and steel production. Although sales to these customers currently represent only about 20% of our revenue, our strategic objective is to grow in these markets, with a target of deriving a greater share of our revenue outside of new wind installations. Our products sold into these markets include gearboxes (both new and rebuilt), loose gearing, and large industrial weldments. The following table details the percentage of our revenue generated in each sector for the past two years:

	Annual Revenue
	2013	2012
New Wind Installations	69%	62%
Wind Installed Base Support	11%	13%
Industrial Gearing & Weldments	20%	25%

Total	100%	100%

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

        In 2011, we concluded that our manufacturing footprint and fixed cost base were too large and expensive for our medium-term needs. We are executing a plan to reduce our facility footprint by approximately 40% through the sale and/or closure of facilities comprising a total of approximately 600,000 square feet. In April 2013, we completed the sale of the Brandon Facility, generating a gain on sale of $3,585 and approximately $8,000 in net proceeds after closing costs and the repayment of the mortgage on the Brandon Facility. To date, we have closed or reduced our leased presence at six facilities and achieved a reduction of approximately 400,000 square feet. The most significant remaining reduction relates to the anticipated closure and disposition of the Cicero Avenue Facility. The use of the Cicero Avenue Facility in our production was significantly curtailed at the end of 2013 and we recorded a related $1,732 impairment, primarily in cost of sales in the fourth quarter of 2013. We believe the remaining locations will be sufficient to support our Towers and Weldments, Gearing, Services and general corporate and administrative activities while allowing for growth for the next several years.

        Including costs incurred to date, we expect that a total of approximately $13,200 of net costs will be incurred to implement this restructuring initiative. To date, we have incurred approximately $11,500, or 88% of the total expected restructuring costs. Of the total restructuring costs incurred, a total of approximately $4,800 consists of non-cash charges.

        During 2012, we established a three-year $20,000 revolving credit agreement with AloStar Bank of Commerce ("AloStar"). In connection with this agreement, AloStar advanced funds against our borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Proceeds from the transaction were used to repay certain outstanding indebtedness. Under this new recapitalized borrowing structure, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance. As a result of this structure, we anticipate that cash balances will remain at a minimum at all times when there are amounts outstanding under the credit line.

        In the third quarter of 2013, we resolved a long-standing environmental matter related to our Gearing segment and recorded a $1,500 charge for a regulatory settlement associated with the Plea Agreement. Refer to Item 3 "Legal Proceedings" for further discussion of this matter.

RESULTS OF OPERATIONS

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2013 compared to the year ended December 31, 2012.

	For the Year Ended December 31,				2013 vs. 2012
	2013	% of Total	2012	% of Total	$ Change	% Change
Revenues	$215,710	100.0%	$210,707	100.0%	$5,003	2.4%
Cost of sales	198,379	92.0%	202,257	96.0%	(3,878)	(1.9)%
Restructuring costs	4,986	2.3%	1,614	0.8%	3,372	208.9%

Gross profit	12,345	5.7%	6,836	3.2%	5,509	80.6%
Operating expenses
Selling, general and administrative expenses	21,414	9.9%	21,634	10.3%	(220)	(1.0)%
Intangible amortization	1,552	0.7%	1,759	0.8%	(207)	(11.8)%
Regulatory settlement	1,500	0.7%	—	0.0%	1,500	N/A
Restructuring costs	1,089	0.5%	740	0.4%	349	47.2%

Total operating expenses	25,555	11.8%	24,133	11.5%	1,422	5.9%

Operating loss	(13,210)	(6.1)%	(17,297)	(8.3)%	4,087	23.6%
Other income (expense)
Interest expense, net	(985)	(0.5)%	(1,711)	(0.8)%	726	42.4%
Other, net	1,000	0.5%	1,271	0.6%	(271)	(21.3)%
Gain (loss) on sale of assets and restructuring	2,878	1.3%	(144)	0.0%	3,022	2098.6%

Total other (expense) income, net	2,893	1.3%	(584)	(0.2)%	3,477	595.4%

Net loss from continuing operations before provision for income taxes	(10,317)	(4.8)%	(17,881)	(8.5)%	7,564	42.3%
Provision for income taxes	72	0.0%	26	0.0%	46	176.9%

Loss from continuing operations	(10,389)	(4.8)%	(17,907)	(8.5)%	7,518	42.0%
Loss from discontinued operations, net of tax	(110)	(0.1)%	—	0.0%	(110)	N/A

Net loss	$(10,499)	(4.9)%	$(17,907)	(8.5)%	$7,408	41.4%

Consolidated

        Revenues increased by $5,003, from $210,707 for the year ended December 31, 2012, to $215,710 for the year ended December 31, 2013. The increase in revenues was primarily attributable to an 18%, or $24,257, increase in our Towers and Weldments segment revenue due to increased volumes, partially offset by declines in other segments. We experienced a revenue decline of 22%, or $12,510, in our Gearing segment due to production delays and decreased industrial demand, as compared to the prior year. In our Services segment, we experienced an 22% decrease in revenue in the current year compared to the prior year, due to sharp declines in construction activity, partially offset by a large industrial project performed by our Abilene, Texas drivetrain service center facility (the "Gearbox Facility") in the first half of 2013.

        Gross profit increased by $5,509, from $6,836 for the year ended December 31, 2012, to $12,345 for the year ended December 31, 2013. The increase in gross profit was attributable to increased Towers and Weldments volumes and margins on the current mix of towers, partially offset by lower margins and lower volumes in Gearing and Services for the period ended December 31, 2013 as compared to the period ended December 31, 2012. As a result, our gross margin increased from 3.2% for the year ended December 31, 2012, to 5.7% for the year ended December 31, 2013. Gross profit margin excluding restructuring charges increased to 8.0% in the current year, from 4.0% in the prior year.

        Selling, general and administrative ("SG&A") expenses decreased by $220, from $21,634 for the year ended December 31, 2012, to $21,414 for the year ended December 31, 2013. The small decrease was the result of a variety of items including lower facility cost of $362, temporary labor costs of $147 and legal expenses of $279, partially offset by higher professional fees of $507, insurance expenses of $241 and director fees of $108. SG&A expenses as a percentage of sales decreased slightly from 10.3% in the prior year to 9.9% in the current year.

        Intangible amortization expense decreased from $1,759 for the year ended December 31, 2012, to $1,552 for the year ended December 31, 2013 due to the previous acceleration of amortization related to a portion of our customer relationship intangible asset that became fully amortized during the second quarter of 2013. We also recorded a $1,500 charge for a regulatory settlement associated with the Plea Agreement.

        Net loss improved from $17,907 for the year ended December 31, 2012, to $10,499 for the year ended December 31, 2013, as a result of the factors described above and a $3,585 gain on the sale of the Brandon Facility.

Towers and Weldments Segment

        The following table summarizes the Towers and Weldments segment operating results for the years ended December 31, 2013 and 2012:

	Twelve Months Ended December 31,
	2013	2012
Revenues	$159,478	$135,221
Operating income	19,550	2,766
Operating margin	12.3%	2.0%

        Towers and Weldments segment revenues increased by $24,257, from $135,221 for the year ended December 31, 2012, to $159,478 for the year ended December 31, 2013. Towers and Weldments segment revenues increased due to a $23,469 increase in towers revenues, and a $788 increase in weldments revenues. Towers and Weldments segment revenues increased 18%, while tower sections sold increased by 5% in the current year period largely because we produced a larger number of smaller sections in the prior year period. Weldments revenue for large industrial customers increased 7% as compared to the prior year period. We have continued our strategic focus on diversifying our end-markets; however, expansion of the weldments business has slowed recently due to a downturn in the mining industry.

        Towers and Weldments segment operating income increased by $16,784, from $2,766 for the year ended December 31, 2012, to $19,550 for the year ended December 31, 2013. The increase in operating income was attributable to increased volumes and margins on the current mix of towers which includes less variability in tower designs than in the prior year period, the reduction of production inefficiencies experienced in the prior year period and the expansion of weldments revenue. Operating margin increased from 2.0% during the year ended December 31, 2012, to 12.3% during the year ended December 31, 2013.

Gearing Segment

        The following table summarizes the Gearing segment operating results for the years ended December 31, 2013 and 2012:

	Twelve Months Ended December 31,
	2013	2012
Revenues	$43,150	$55,660
Operating loss	(17,916)	(7,626)
Operating margin	(41.5)%	(13.7)%

        Gearing segment revenues decreased by $12,510, from $55,660 for the year ended December 31, 2012, to $43,150 for the year ended December 31, 2013. The 22% decrease in total revenues was due to production delays attributable to our plant consolidation and the transition to increased volumes of complex gearbox production, and decreased mining and natural gas related sales due to a decline in industrial demand, as compared to the prior year.

        Gearing segment operating loss increased by $10,290, from $7,626 for the year ended December 31, 2012, to $17,916 for the year ended December 31, 2013. The increase in operating loss was due to lower sales and production volumes, an unfavorable product mix, $3,295 of increased restructuring expenses, and a $1,500 regulatory settlement associated with the Plea Agreement, partially offset by $1,497 of lower depreciation and amortization, and $498 in lower employee compensation expense. As a result of the factors described above, operating margin deteriorated from (13.7%) for the year ended December 31, 2012, to (41.5%) for the year ended December 31, 2013.

Services Segment

        The following table summarizes the Services segment operating results for the years ended December 31, 2013 and 2012:

	Twelve Months Ended December 31,
	2013	2012
Revenues	$17,243	$22,106
Operating loss	(4,721)	(4,185)
Operating margin	(27.4)%	(18.9)%

        Services segment revenues decreased by $4,863, from $22,106 for the year ended December 31, 2012, to $17,243 for the year ended December 31, 2013. The 22% decrease in revenue was primarily the result of greatly decreased construction activity, partially offset by a large industrial project performed in the first half of 2013 at the Gearbox Facility. The low level of wind farm construction and installations in 2013 negatively affected our Services segment revenue, both directly and indirectly, as wind farm operators have performed non-routine maintenance projects themselves.

        Services segment operating loss deteriorated by $536, from $4,185 for the year ended December 31, 2012, to $4,721 for the year ended December 31, 2013. The decline reflects lower volumes and margins, and higher inventory charges, offset by lower operating expenses due to a reduction in headcount in response to the downturn in activity experienced, and also offset by higher margins in the first half of the year due to the large industrial project. Operating margin deteriorated from (18.9%) for the year ended December 31, 2012, to (27.4%) for the year ended December 31, 2013.

Corporate and Other

        Corporate and Other expenses increased by $1,871, from $8,252 for the year ended December 31, 2012, to $10,123 for the year ended December 31, 2013. The increase in expense was primarily attributable to increased employee compensation costs of $504, increased professional fees of $537 and increased restructuring expense of $413.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2012 compared to the year ended December 31, 2011.

	For the Year Ended December 31,				2012 vs. 2011
	2012	% of Total	2011	% of Total	$ Change	% Change
Revenues	$210,707	100.0%	$185,854	100.0%	$24,853	13.4%
Cost of sales	202,257	96.0%	178,536	96.0%	23,721	13.3%
Restructuring costs	1,614	0.8%	131	0.1%	1,483	1132.1%

Gross profit	6,836	3.2%	7,187	3.9%	(351)	(4.9)%
Operating expenses
Selling, general and administrative expenses	21,634	10.3%	26,316	14.2%	(4,682)	(17.8)%
Intangible amortization	1,759	0.8%	859	0.5%	900	104.8%
Restructuring costs	740	0.4%	441	0.2%	299	67.8%

Total operating expenses	24,133	11.5%	27,616	14.9%	(3,483)	(12.6)%

Operating loss	(17,297)	(8.3)%	(20,429)	(11.0)%	3,132	15.3%
Other (expense) income
Interest expense, net	(1,711)	(0.8)%	(1,117)	(0.6)%	(594)	(53.2)%
Other, net	1,271	0.6%	1,169	0.6%	102	8.7%
Loss on sale of assets and restructuring	(144)	0.0%	(297)	(0.2)%	153	51.5%

Total other (expense) income, net	(584)	(0.2)%	(245)	(0.2)%	(339)	(138.4)%

Net loss from continuing operations before provision for income taxes	(17,881)	(8.5)%	(20,674)	(11.2)%	2,793	13.5%
Provision for income taxes	26	0.0%	68	0.0%	(42)	(61.8)%

Loss from continuing operations	(17,907)	(8.5)%	(20,742)	(11.2)%	2,835	13.7%
Loss from discontinued operations, net of tax	—	0.0%	(1,206)	(0.6)%	1,206	100.0%

Net loss	$(17,907)	(8.5)%	$(21,948)	(11.8)%	$4,041	18.4%

Consolidated

        Total revenues increased $24,853, or 13%, from $185,854 during the year ended December 31, 2011, to $210,707 during the year ended December 31, 2012. The increase in revenues was primarily attributable to a 16%, or $18,295, increase in our Towers and Weldments segment revenue due to growth in weldments revenue and higher steel content in the towers sold. Our Gearing segment total revenues increased by 3%, as increases in industrial gearing revenue more than offset the declines in wind gearing revenue, consistent with our focus on diversifying our business. Revenues in our Services segment increased by 36% due to increased services to our two largest customers, as well as sales of gearboxes and loose gearing in connection with the Gearbox Facility, which opened in February, 2011.

        Total gross profit decreased $351 or 5%, from $7,187 for the year ended December 31, 2011, to $6,836 for the year ended December 31, 2012. The decrease in gross profit was primarily attributable to increased restructuring charges, a decline in Towers and Weldments gross profit due to a lower margin mix of tower sales, the decrease in wind tower sections manufactured and operating inefficiencies related to new tower and weldments design production start-up, partially offset by margin improvements at Gearing and Services during the year ended December 31, 2012 as compared to the prior year. The gross margin percentage declined from 3.9% in 2011 to 3.2% in 2012. Gross profit excluding restructuring charges increased by $1,132, and the resulting gross margin percentage would have been 4.0% in the absence of those restructuring charges.

        SG&A expenses decreased from $26,316 during the year ended December 31, 2011, to $21,634 during the year ended December 31, 2012. The decrease was primarily attributable to reductions in employee compensation expense of $1,449, legal expenses of $1,406, professional fees of $378, and bad debt expense of $862 as part of general cost containment efforts. SG&A expenses as a percentage of sales decreased from 14% in the year ended December 31, 2011 to 10% in the year ended December 31, 2012.

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

Towers and Weldments Segment

        The following table summarizes the Towers and Weldments segment operating results for the years ended December 31, 2012 and 2011:

	Twelve Months Ended December 31,
	2012	2011
Revenues	$135,221	$116,926
Operating income	2,766	5,187
Operating margin	2.0%	4.4%

        Towers and Weldments segment revenues increased by $18,295, from $116,926 during the year ended December 31, 2011, to $135,221 during the year ended December 31, 2012. Towers and

Weldments segment revenues increased due to a $7,094 increase in weldment revenues, and an $11,201 increase in tower revenues. The $11,201 increase in tower revenue represents sales of higher steel content towers, partially offset by a reduction in tower volume shipped in the current year. In the current year, significant steel costs were included in the vast majority of our towers sales, while in the prior year fabrication-only tower sections represented 26% of our volume. We estimate that the impact of the reduced share of fabrication-only tower sections accounted for approximately $19,800 of the increase in tower revenues from the prior year. Towers MW sold decreased 1%, with a 12% decrease in the volume of wind tower sections sold compared to 2011. We sold 1,207 tower sections during the year ended December 31, 2012, versus 1,369 sections sold during the year ended December 31, 2011.

        Towers and Weldments segment operating income declined by $2,421 from $5,187 during the year ended December 31, 2011, to $2,766 during the year ended December 31, 2012. The decrease in operating income was primarily attributable to a lower margin mix of tower sales, the decrease in wind tower sections manufactured, and operating inefficiencies related to new tower and weldments design production start-up in the current year period. Our operating margin was 2.0% for the year ended December 31, 2012, versus 4.4% for the year ended December 31, 2011

Gearing Segment

        The following table summarizes the Gearing segment operating results for the years ended December 31, 2012 and 2011:

	Twelve Months Ended December 31,
	2012	2011
Revenues	$55,660	$54,296
Operating loss	(7,626)	(10,733)
Operating margin	(13.7)%	(19.8)%

        Gearing segment revenues increased $1,364, from $54,296 during the year ended December 31, 2011, to $55,660 during the year ended December 31, 2012. The increase in industrial gearing revenue of 25% more than offset the decline in total wind revenue of 37%, consistent with our strategic diversification focus. The challenges in the wind energy industry depressed the manufacture of wind turbine gearing, which had typically accounted for the majority of our gearing revenues in the recent past. As demand for wind gearing decreased, we increased our sales force and shifted our focus to the manufacture of custom-engineered gearing systems and gearboxes for oil and gas, mining and other industrial customers. Gearing sales to oil and gas, mining and other industrial customers in 2012 represented 74% of our total revenues, and orders from these customers represented 82% of our backlog as of December 31, 2012.

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

        Services segment revenues increased $5,815, from $16,291 during the year ended December 31, 2011, to $22,106 during the year ended December 31, 2012. Revenues within our Services segment increased by 36% due to increased services provided to our two largest customers, as well growth in sales of gearboxes and loose gearing in connection with the Gearbox Facility which opened in February 2011.

        Services segment operating loss improved $1,062, from $5,247 during the year ended December 31, 2011, to $4,185 during the year ended December 31, 2012. Services segment operating loss improvement was primarily due to increased contribution margins, partially offset by higher operating expenses including a one-time legal settlement expense of $283 and increased employee compensation expenses of $292. Services operating margin was (32.2%) during the year ended December 31, 2011 compared to (18.9%) during the year ended December 31, 2012, due to these factors.

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

        We have identified the accounting policies listed below to be critical to obtain an understanding of our consolidated financial statements. This section should also be read in conjunction with Note 1, "Description of Business and Summary of Significant Accounting Policies" in Part IV, Item 15 in the notes to our consolidated financial statements for further discussion of these and other significant accounting policies.

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

        In some instances, typically within our Towers and Weldments segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. We recognize revenue under these arrangements only when the buyer requests the arrangement, title and risk of ownership has passed to the buyer, a fixed schedule for delivery exists, the ordered goods are segregated from inventory and not available to fill other orders and the goods are complete and ready for shipment. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

Warranty Liability

        We provide warranty terms that generally range from one to five years for various products and services relating to workmanship and materials supplied by us. In certain contracts, we have recourse provisions for items that would enable us to seek recovery from third parties for amounts paid to customers under warranty provisions.

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

        In evaluating the recoverability of definite-lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to intangible assets. Asset recoverability is first measured by comparing the assets' carrying amounts to their expected future undiscounted net cash flows to determine if the assets are impaired. If such assets are considered to be impaired, the impairment recognized is measured based on the amount by which the carrying amount of the assets exceeds the fair value.

        Due to the Gearing segment's operating losses in each quarter of 2013 combined with its history of continued operating losses, we continue to evaluate the recoverability of certain of our intangible assets associated with the Gearing segment. Based upon our December 31, 2013 overall impairment assessment, the recoverable amount was substantially in excess of the carrying amount of the related assets, and no impairment to these assets was indicated. To the extent the projections used in our analysis are not achieved, there may be a negative effect on the valuation of these assets.

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

        Due to the Gearing and Services segments' operating losses in each quarter of 2013 combined with their history of continued operating losses, we continue to evaluate the recoverability of certain of the long-lived assets associated with the Gearing and Services segments. Based upon our December 31, 2013 overall impairment assessment, the recoverable amount of undiscounted cash flows based upon our most recent projections were substantially in excess of the carrying amount of invested capital for the Gearing and Services segments, respectively, and no impairment to these assets was indicated. To the extent projections used in our evaluations are not achieved, there may be a negative effect on the valuation of these assets.

        During the first half of 2013, we took a $288 charge to adjust the carrying value of the Clintonville Facility assets to fair value, and reclassified the resulting $790 carrying value from property and equipment to Assets Held for Sale. This treatment was due to our decision to list the Clintonville Facility for sale as a result of our determination that the Clintonville Facility was no longer required in our operations. Additionally, we took a $345 charge to adjust the carrying value of certain Gearing equipment to fair value, and reclassified the resulting $1,400 carrying value to Assets Held for Sale as a result of a decision to sell this equipment. During the fourth quarter of 2013, we recorded a $1,732 charge to adjust the carrying value of the Cicero Avenue Facility's land and building down to fair value. This treatment was in response to the Cicero Avenue Facility becoming predominately offline prior to year-end in conjunction with our plant consolidation initiative. As the Cicero Avenue Facility is not immediately available for sale, it has not been classified as Assets Held for Sale. The three aforementioned impairment charges were recorded as Restructuring expenses within our Statement of Operations.

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

        In connection with the preparation of our consolidated financial statements, we are required to estimate our income tax liability for each of the tax jurisdictions in which we operate. This process involves estimating our actual current income tax expense and assessing temporary differences resulting from differing treatment of certain income or expense items for income tax reporting and financial reporting purposes. We also recognize the expected future income tax benefits of NOL carryforwards as deferred income tax assets. In evaluating the realizability of deferred income tax assets associated with NOL carryforwards, we consider, among other things, expected future taxable income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Changes in, among other things, income tax legislation, statutory income tax rates, or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

        We also account for the uncertainty in income taxes related to the recognition and measurement of a tax position taken or expected to be taken in an income tax return. We follow the applicable pronouncement guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition related to the uncertainty in these income tax positions.

Workers' Compensation Reserves

        At the beginning of the third quarter of 2013, we began to self-insure for our workers' compensation liabilities that include reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers' compensation reserves. We take into account claims incurred but not reported when determining our workers' compensation reserves. Workers' compensation reserves are included in accrued liabilities. While we believe that we have adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred.

Recent Accounting Pronouncements

        We review new accounting standards as issued. Although some of the accounting standards issued or effective in the current fiscal year may be applicable to us, we believe that none of the new standards have a significant impact on our condensed consolidated financial statements.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

        At December 31, 2013, cash assets totaled $26,162, compared to $846 at December 31, 2012. On August 23, 2012, we entered into a Loan and Security Agreement (the "Loan Agreement") with AloStar, providing us with a new $20,000 secured credit facility (the "Credit Facility"). Under this recapitalized borrowing structure, borrowings are continuous and all cash receipts are automatically applied to any outstanding borrowed balance. As a result of this structure, we anticipate that cash balances will remain at a minimum at all times when there are amounts outstanding under the credit line.

        In analyzing our liquidity, we focus on operating working capital, which is comprised of A/R and inventories, net of accounts payable and customer deposits. Our operating working capital at December 31, 2013 was $5,348, or 2% of trailing three months of sales annualized. This is a decrease of $16,239 from December 31, 2012, when operating working capital was $21,587, or 12% of trailing three months of sales annualized. The reduction in operating working capital has significantly enhanced our liquidity position compared to the prior year.

        While we believe that we will continue to have sufficient cash flows to operate our business, meet our financial debt covenants and execute our restructuring plan, there can be no assurances that our operations will generate sufficient cash or that credit facilities will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If assumptions regarding our restructuring efforts, cash advances, sales and subsequent collections from several of our large customers, as well as revenues generated from new customer orders, are not materially consistent with management's expectations, we may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to us, which could adversely affect our overall operations. Any additional equity financing, if available, may be dilutive to stockholders or result in limitations on our ability to utilize our NOL carryforwards, and additional debt financing, if available, will likely require financial covenants or other restrictions.

Sources and Uses of Cash

Operating Cash Flows

        During the year ended December 31, 2013, net cash provided by operating activities totaled $26,254, compared to net cash used in operating activities of $2,882 for the year ended December 31, 2012. The increase in net cash flows provided by operating activities as compared to the prior year was primarily attributable to decreased operating losses and larger receipts of customer deposits associated primarily with tower orders, which were used to fund raw material steel purchases. Partially offsetting this increase was the corresponding inventory buildup that occurred during the year ended December 31, 2013.

Investing Cash Flows

        During the year ended December 31, 2013, net cash provided by investing activities totaled $5,654, compared to net cash used in investing activities of $4,704 during the year ended December 31, 2012. The increase in net cash provided by investing activities as compared to the prior year period was primarily attributable to the sale of the Brandon Facility, which resulted in gross proceeds of approximately $12,000.

Financing Cash Flows

        During the years ended December 31, 2013 and December 31, 2012, net cash used in financing activities totaled $7,488 and $5,238, respectively. The increase in net cash used in financing activities as compared to the prior year period was primarily attributable to increased payments on capital leases and our line of credit.

Credit Facilities

AloStar Credit Facility

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

        The Loan Agreement contains customary representations and warranties applicable to us and the Subsidiaries. It also contains a requirement that we, on a consolidated basis, maintain a minimum monthly fixed charge coverage ratio and minimum monthly Adjusted EBITDA, along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications. During the third quarter of 2013, the Loan Agreement was amended to: (i) redefine certain exclusions to the fixed charge coverage ratio; (ii) exclude the periodic non-cash portion of the environmental regulatory settlement charges from the Adjusted EBITDA calculation and (iii) increase the capital expenditure limit for 2013.

        The obligations under the Loan Agreement are secured by, subject to certain exclusions, (i) a first priority security interest in all of the A/R, inventory, chattel paper, payment intangibles, cash and cash equivalents and other working capital assets and stock or other equity interests in the Subsidiaries and (ii) a first priority security interest in all of the equipment of Brad Foote.

        As of December 31, 2013, there was no outstanding indebtedness under the Credit Facility. We had the ability to borrow up to $15,807 as of December 31, 2013, and the per annum interest rate would have been 5.25%. The Company was in compliance with all applicable covenants under the Loan Agreement as of December 31, 2013.

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

Other

        Included in Long Term Debt, Net of Current Maturities is $2,600 associated with the New Markets Tax Credit transaction described further in Note 19, "New Markets Tax Credit Transaction" in Part IV, Item 15 in the notes to our consolidated financial statements. Additionally, we have approximately $350 of other term loans outstanding.

Contractual Obligations

        The following table sets forth, as of December 31, 2013, minimum future cash payments due under contractual obligations, including, among others, our debt and credit agreements and non-cancelable operating and capital lease agreements as follows:

	2014	2015	2016	2017	2018	2019 & Thereafter	Total
Debt and credit agreements(1)	$201	$150	$5	$—	$2,600	$—	$2,956
Liabilities held for sale	749	—	—	—	—	—	749
Estimated interest payments(2)	310	223	68	68	50	—	719
Operating lease obligations	3,167	2,555	2,537	2,440	2,397	17,317	30,413
Capital lease obligations(3)	1,021	806	435	—	—	—	2,262

Total contractual cash obligations	$5,448	$3,734	$3,045	$2,508	$5,047	$17,317	$37,099

(1)
Debt and credit agreements represent the minimum future principal payments due under our outstanding contractual obligations.

(2)
Interest payments represent an amount calculated for expected interest payments due under our outstanding debt and credit agreements. Assumptions used to derive these amounts were based upon current interest rates as of December 31, 2013, required minimum principal payments due, and maturity of our debt and credit agreements per our contractual agreements. Actual interest payments could vary materially from those set out in this table.

(3)
Capital lease obligations include both the future principal and interest payments related to these agreements.

        Debt and Credit Agreements.    Debt and credit agreements include outstanding borrowings under our lines of credit, term notes related to vehicle and equipment purchases, and a purchase agreement for manufacturing equipment. See Note 11 "Debt and Credit Agreements" in Part IV, Item 15 "EXHIBITS AND FINANCIAL STATEMENT SCHEDULES" in the notes to our consolidated financial statements for further discussion of our outstanding indebtedness and credit agreements.

        Operating Lease Obligations.    We lease a number of our facilities and certain equipment under operating leases expiring at various dates through 2026. Lease terms generally range from 3 to 15 years with renewal options for extended terms. The amounts in the table above represent future minimum lease payments for non-cancelable operating leases.

        Capital Lease Obligations.    We have capital lease obligations related to certain manufacturing equipment and vehicles expiring at various dates through 2016. As of December 31, 2013, the balance of our outstanding capital lease obligations was approximately $2,262, which includes accrued interest of approximately $136.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to financial market risks, which include changes in interest rates on our variable rate obligations, credit risks on A/R and raw material price fluctuations.

Interest Rate Exposure

        As of December 31, 2013, the majority of our third party borrowings under our debt and credit agreements bear annual interest at fixed interest rates; therefore, we have limited interest rate exposure. We are subject to interest rate fluctuation exposure only through amounts financed under the

Credit Facility. As of December 31, 2013, there was no outstanding indebtedness under the Credit Facility. There was $955 of borrowings outstanding under the Credit Facility as of December 31, 2012.

Credit Risk Exposure

        We are exposed to credit risk on our A/R balances and cash balances. Historically, our A/R balances are highly concentrated with a select number of financially stable customers. During the years ended December 31, 2013 and 2012, our five largest customers accounted for approximately 83% and 67%, respectively, of consolidated revenues. Additionally, as of December 31, 2013 and 2012, our five largest customers comprised approximately 63% and 41%, respectively, of our outstanding A/R balances.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial information required by Item 8 is contained in Part IV, Item 15 "EXHIBITS AND FINANCIAL STATEMENT SCHEDULES" of this Annual Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of our 2013 reporting period because of the material weaknesses in internal control over financial reporting described below.

(b)   Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)   Report of Management on Internal Control Over Financial Reporting

        Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

        Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2013, our internal control over financial reporting is not effective because of the material weaknesses in internal control over financial reporting described below.

Segregation of duties, account reconciliations and communication of policies and procedures

        On January 31, 2014, the Audit Committee of our Board (the "Audit Committee") concluded that the previously issued financial statements contained in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 should no longer be relied upon because of errors in those financial statements that originated in our Towers and Weldments segment. In addition to the financial statements for these periods, related press releases furnished on Current Reports on Form 8-K and reports and stockholder communications describing our financial statements for these periods should no longer be relied upon.

        The Audit Committee has completed an independent investigation into the errors that were identified in the quarterly financial statements of our Towers and Weldments segment. The Audit Committee's investigation found that we understated gross profit and overstated net loss in the 2013 quarterly financial statements of our Towers and Weldments segment by $938 for the nine-months ended September 30, 2013. We have restated the quarterly financial statements because of the above understatement, and have corrected the quarterly figures to address other unrecorded errors which were previously deemed insignificant. This Annual Report contains quarterly financial data that reflects the updated restated figures for quarters in 2013.

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

        The above material weaknesses resulted in material misstatements to accounts payable and cost of sales that required us to restate the Company's previously issued 2013 quarterly financial statements.

Inventory Accounting

        We did not maintain effective controls over the costing and valuation of inventory. Specifically, controls over standard cost updates, capitalization of variances into ending inventory, elimination of intercompany profits in inventory and valuation of inventory related reserves were not properly designed to prevent or detect material misstatements on a timely basis, that we concluded in the aggregate, constitute a material weakness. This material weakness resulted in inventory misstatements that were corrected prior to the issuance of this Annual Report and give rise to a reasonable possibility that material misstatements of inventory in our annual or interim financial statements will not be prevented or detected on a timely basis.

Revenue Accounting

        As previously disclosed under "Item 4—Controls and Procedures" on Form 10-Q for the quarter ended June 30, 2013, management identified a material weakness in our internal control over financial reporting related to the revenue recognition process in our Towers and Weldments segment, specifically related to management's requisite knowledge regarding the application of revenue recognition accounting guidance. This material weakness resulted in revenue misstatements that were corrected prior to the issuance of this Annual Report and give rise to a reasonable possibility that material misstatements of revenue in our annual or interim financial statements will not be prevented or detected on a timely basis.

        This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management's report in this Annual Report.

(d)   Remediation Plan

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

Inventory Accounting

  •
  We will review and revise the design of controls with respect to standard cost updates, capitalization of variances into ending inventory, elimination of intercompany profits in inventory and the calculation of our inventory reserves.

  •
  We will train existing staff in the specific requirements of generally accepted accounting principles related to inventory costing and valuation.

Revenue Accounting

        Subsequent to the discovery of the revenue accounting material weakness, we changed our internal control process and procedures and began remediating the material weakness in the third quarter of 2013 by performing the following:

  •
  We implemented participation in SEC reporting and revenue recognition training classes by relevant personnel.

  •
  We implemented a formal contract review control to identify and account for key terms affecting revenue recognition covering all contracts and purchase orders related to sales of towers.

        We believe we have made substantial progress toward completing our remediation of the revenue accounting material weakness in the fourth quarter of 2013 and throughout our year-end closing process by performing a comprehensive analysis of detailed revenue transactions posted to our financial statements and evaluating these revenues against the previously completed contract analyses. We will continue to maintain and verify the effective operation of these controls into 2014, before concluding that we have remediated this material weakness in revenue recognition controls.

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

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        With the exception of the description of our Code of Ethics and Business Conduct below, the information required by this item is incorporated herein by reference from the discussion under the headings "Directors and Director Compensation," "Corporate Governance" and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement").

Code of Ethics

        We have adopted a Code of Ethics and Business Conduct (the "Code") that applies to all of our directors, executive officers and senior financial officers (including our principal executive officer, principal financial officer, principal accounting officer, controller, and any person performing similar functions). The Code is available on our website at www.bwen.com under the caption "Investors" and is available in print, free of charge, to any stockholder who sends a request for a paper copy to Broadwind Energy, Inc., Attn: Investor Relations, 3240 South Central Avenue, Cicero, IL 60804. We intend to include on our website any amendment to, or waiver from, a provision of the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11.    EXECUTIVE COMPENSATION

        Information regarding director and executive compensation is incorporated by reference from the discussion under the headings "Directors and Director Compensation" and "Compensation Discussion and Analysis" in the 2014 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Certain of the information required by this item is incorporated herein by reference from the discussion under the heading "Security Ownership of Certain Beneficial Holders and Management" in the 2014 Proxy Statement.

        The following table provides information as of December 31, 2013, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	878,113	(1)	$10.79	1,367,799

Total	878,113		$10.79	1,367,799

(1)
Includes outstanding stock options to purchase shares of our common stock and outstanding restricted stock awards pursuant to the Amended and Restated Broadwind Energy, Inc. 2007 Employee Incentive Plan and the Broadwind Energy, Inc. 2012 Equity Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference from the discussion under the headings "Certain Transactions and Business Relationships" and "Corporate Governance" in the 2014 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference from the discussion under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm" in the 2014 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  1.    Financial Statements

        The financial statements listed on the Index to Financial Statements (page 38) are filed as part of this Annual Report.

  2.    Financial Statement Schedules

        These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

  3.    Exhibits

        The exhibits listed on the Index to Exhibits (pages 71 through 74) are filed as part of this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Broadwind Energy, Inc.:

        We have audited the accompanying consolidated balance sheet of Broadwind Energy, Inc. (and subsidiaries) as of December 31, 2013, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadwind Energy, Inc. (and subsidiaries) as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, IL
March 12, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Broadwind Energy Inc.

        We have audited the accompanying consolidated balance sheet of Broadwind Energy Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadwind Energy Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Chicago, Illinois
February 27, 2013

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,936	$516
Short-term investments	1,143	—
Restricted cash	83	330
Accounts receivable, net	18,735	20,039
Inventories, net	37,143	21,988
Prepaid expenses and other current assets	2,325	3,836
Assets held for sale	1,970	8,042

Total current assets	86,335	54,751

LONG-TERM ASSETS:
Property and equipment, net	69,077	79,889
Intangible assets, net	5,903	7,454
Other assets	2,379	816

TOTAL ASSETS	$163,694	$142,910

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$—	$955
Current maturities of long-term debt	201	352
Current portions of capital lease obligations	933	2,217
Accounts payable	27,537	16,377
Accrued liabilities	8,115	6,012
Customer deposits	22,993	4,063
Liabilities held for sale	749	3,860

Total current liabilities	60,528	33,836

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,755	2,956
Long-term capital lease obligations, net of current portions	1,193	641
Other	3,888	2,169

Total long-term liabilities	7,836	5,766

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,627,990 and 14,197,792 shares issued and outstanding as of December 31, 2013 and 2012, respectively	15	14
Additional paid-in capital	376,125	373,605
Accumulated deficit	(280,810)	(270,311)

Total stockholders' equity	95,330	103,308

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$163,694	$142,910

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Revenues	$215,710	$210,707	$185,854
Cost of sales	198,379	202,257	178,536
Restructuring	4,986	1,614	131

Gross profit	12,345	6,836	7,187

OPERATING EXPENSES:
Selling, general and administrative	21,414	21,634	26,316
Intangible amortization	1,552	1,759	859
Regulatory settlement	1,500	—	—
Restructuring	1,089	740	441

Total operating expenses	25,555	24,133	27,616

Operating loss	(13,210)	(17,297)	(20,429)

OTHER INCOME (EXPENSE), net:
Interest expense, net	(985)	(1,711)	(1,117)
Other income, net	1,000	1,271	1,169
Gain (loss) on sale of assets and restructuring	2,878	(144)	(297)

Total other (expense) income, net	2,893	(584)	(245)

Net loss from continuing operations before provision for income taxes	(10,317)	(17,881)	(20,674)
Provision for income taxes	72	26	68

LOSS FROM CONTINUING OPERATIONS	(10,389)	(17,907)	(20,742)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(110)	—	(1,206)

NET LOSS	$(10,499)	$(17,907)	$(21,948)

NET LOSS PER COMMON SHARE—BASIC AND DILUTED:
Loss from continuing operations	$(0.72)	$(1.27)	$(1.79)
Loss from discontinued operations	(0.01)	—	(0.10)

Net Loss	$(0.73)	$(1.27)	$(1.89)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—Basic and diluted	14,457	14,058	11,617

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock
	Shares Issued and Outstanding	Issued Amount	Additional Paid-in Capital	Accumulated Deficit	Total
BALANCE, December 31, 2010	10,711,282	$107	$356,545	$(230,456)	$126,196

Stock issued under equity offering (net of offering costs of $458)	3,250,000	33	11,664	—	11,697
Stock issued for restricted stock	16,061	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	10,577	—	150	—	150
Stock repurchased as part of the sale of Badger Transport, Inc	(10,000)	—	(142)		(142)
Share-based compensation	—	—	1,906	—	1,906
Net loss	—	—	—	(21,948)	(21,948)

BALANCE, December 31, 2011	13,977,920	$140	$370,123	$(252,404)	$117,859

Stock issued for restricted stock	38,667	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	181,205	—	523	—	523
Reclass between APIC and CS due to 10-1 Split		(126)	126		—
Share-based compensation	—	—	2,833	—	2,833
Net loss	—	—	—	(17,907)	(17,907)

BALANCE, December 31, 2012	14,197,792	$14	$373,605	$(270,311)	$103,308

Stock issued for restricted stock	258,284	1	—	—	1
Stock issued under stock option plans	5,400	0	18	—	18
Stock issued under defined contribution 401(k) retirement savings plan	166,514	0	681	—	681
Share-based compensation	—	—	1,821	—	1,821
Net loss	—	—	—	(10,499)	(10,499)

BALANCE, December 31, 2013	14,627,990	$15	$376,125	$(280,810)	$95,330

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,499)	$(17,907)	$(21,948)
Loss from discontinued operations	110	—	1,206

Loss from continuing operations	(10,389)	(17,907)	(20,742)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	14,856	16,537	14,534
Impairment charges	2,365	—	—
Stock-based compensation	1,821	2,833	1,906
(Recovery of) allowance for doubtful accounts	(436)	15	1,004
Common stock issued under defined contribution 401(k) plan	681	523	150
(Gain) loss on disposal of assets	(3,503)	548	474
Changes in operating assets and liabilities:
Accounts receivable	1,808	5,257	(4,888)
Inventories	(15,155)	1,367	(5,616)
Prepaid expenses and other current assets	1,411	519	(10)
Accounts payable	11,671	(1,165)	(5,008)
Accrued liabilities	2,208	170	(648)
Customer deposits	18,930	(13,256)	8,447
Other non-current assets and liabilities	(14)	1,677	93

Net cash provided by (used in) operating activities of continued operations	26,254	(2,882)	(10,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of logistics business and related note receivable	250	375	952
Purchases of available for sale securities	(1,983)	—	—
Maturities of available for sale securities	840	—	—
Purchases of property and equipment	(6,950)	(5,738)	(4,708)
Proceeds from disposals of property and equipment	13,249	113	1,874
Decrease (increase) in restricted cash	248	546	(706)

Net cash provided by (used in) investing activities of continued operations	5,654	(4,704)	(2,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	18	—	11,697
Payments on lines of credit and notes payable	(80,376)	(78,785)	(1,517)
Payments on related party notes payable	—	(2,791)	(209)
Proceeds from lines of credit and notes payable	75,208	77,620	2,311
Payments for debt issuance costs	—	(638)	—
Principal payments on capital leases	(2,338)	(644)	(977)

Net cash (used in) provided by financing activities of continued operations	(7,488)	(5,238)	11,305

DISCONTINUED OPERATIONS:
Operating cash flows	—	—	(851)
Investing cash flows	—	—	—
Financing cash flows	—	—	(83)

Net cash used in discontinued operations	—	—	(934)

Add: Cash balance of discontinued operations, beginning of period	—	—	530
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,420	(12,824)	(1,991)
CASH AND CASH EQUIVALENTS, beginning of the year	516	13,340	15,331

CASH AND CASH EQUIVALENTS, end of the year	$24,936	$516	$13,340

Supplemental cash flow information:
Interest paid	$789	$1,503	$1,029
Income taxes paid	$22	$26	$34
Non-cash investing and financing activities:
Issuance of restricted stock grants	$1,328	$1,815	$900
Equipment addition via capital lease	$1,485	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Broadwind Energy, Inc. (the "Company") provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the U.S. The Company's most significant presence is within the U.S. wind energy industry, although the Company has diversified into other industrial markets in order to improve its capacity utilization and reduce its exposure to uncertainty related to favorable governmental policies currently supporting the U.S. wind energy industry. The Company's product and service portfolio provides its wind energy customers, including wind turbine manufacturers, wind farm developers and wind farm operators, with access to a broad array of component and service offerings. Outside of the wind energy market, the Company provides precision gearing and specialty weldments to a broad range of industrial customers for oil and gas, mining and other industrial applications. The Company has three reportable operating segments: Towers and Weldments, Gearing, and Services.

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

Gearing

        The Company engineers, builds and remanufactures precision gears and gearing systems for oil and gas, wind energy, mining, steel and other industrial applications. The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment in Neville Island, Pennsylvania.

Services

        The Company offers a comprehensive range of services, primarily to wind farm developers and operators. The Company specializes in non-routine maintenance services for both kilowatt and MW wind turbines. The Company also offers comprehensive field services to the wind energy industry. The Company is increasingly focusing its efforts on the identification and/or development of product and service offerings which will improve the reliability and efficiency of wind turbines, and therefore enhance the economic benefits to its customers. The Company provides wind services across the U.S., with primary service locations in South Dakota and Texas. In February 2011, the Company put into operation its dedicated drivetrain service center in Abilene, Texas (the "Gearbox Facility"), which is focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

        The Company has a limited history of operations and has incurred operating losses since inception. The Company anticipates that current cash resources and cash to be generated from operations in 2014 will be adequate to meet the Company's liquidity needs for at least the next twelve months. As discussed further in Note 11, "Debt and Credit Agreements" of these consolidated financial statements, the Company is obligated to make principal payments on outstanding debt totaling $201 during 2014. If sales and subsequent collections from several of the Company's large customers, as well as revenues generated from new customer orders, are not materially consistent with management's plans, the Company may encounter cash flow and liquidity issues. Additional funding may not be available when needed or on terms acceptable to the Company, which could affect its overall operations. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require financial covenants or other restrictions on the Company. There can be no assurances the Company's efforts to generate sufficient cash flow will be successful.

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

        When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a VIE, and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of VIE's. The accounting standard for the consolidation of VIE's requires the Company to qualitatively assess if the Company was the primary beneficiary of the VIE based on whether the Company had (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant. Refer to Note 19, "New Markets Tax Credit Transaction" of these consolidated financial statements for a description of two VIE's included in the Company's consolidated financial statements.

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

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

estimates are based upon management's best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from these estimates.

Cash and Cash Equivalents and Short-Term Investments

        Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. Marketable investments with original maturities between three and twelve months are recorded as short-term investments. The Company's treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company's consolidated statements of operations. As of December 31, 2013 and December 31, 2012, cash and cash equivalents totaled $24,936 and $516, respectively, and short-term investments totaled $1,143 and $0, respectively. For the years ended December 31, 2013, 2012 and 2011, interest income was $8, $5 and $28, respectively.

Restricted Cash

        Restricted cash balances relate primarily to provisions contained in certain vendor agreements. The Company anticipates that all restricted cash balances will be used for current purposes. As of December 31, 2013 and 2012, the Company had restricted cash in the amounts of $83 and $330, respectively.

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

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Freight out to customers is at times classified as a selling expense and is then excluded from cost of sales. For the years ended December 31, 2013, 2012 and 2011, freight out included in selling, general and administrative expenses was $0, $0, and $303 respectively.

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

        Historically, the Company's accounts receivable ("A/R") are highly concentrated with a select number of customers. During the year ended December 31, 2013, the Company's five largest customers accounted for 83% of its consolidated revenues and 63% of outstanding A/R balances, compared to the year ended December 31, 2012 when the Company's five largest customers accounted for 67% of its consolidated revenues and 41% of its outstanding A/R balances.

Allowance for Doubtful Accounts

        Based upon past experience and judgment, the Company establishes an allowance for doubtful accounts with respect to A/R. The Company's standard allowance estimation methodology considers a number of factors that, based on its collections experience, the Company believes will have an impact on its credit risk and the realizability of its A/R. These factors include individual customer circumstances, history with the Company and other relevant criteria. A/R balances that remain outstanding after the Company has exhausted reasonable collection efforts are written off through a charge to the valuation allowance and a credit to A/R.

        The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the realizability of its A/R, as noted above, or modifications to the Company's credit standards, collection practices and other related policies may impact its allowance for doubtful accounts and its financial results. Bad debt expense for the years ended December 31, 2013, 2012 and 2011 was $107, $136 and $1,036, respectively.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

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

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is recognized using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes, and generally an accelerated method for income tax reporting purposes. Depreciation expense and amortization related to property and equipment for the years ended December 31, 2013, 2012 and 2011 was $12,410, $13,919 and $13,675, respectively. Expenditures for additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the useful lives of the respective assets are expensed as incurred. The Company has in the past capitalized interest costs incurred on indebtedness used to construct property and equipment. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. There was no interest cost capitalized during the years ended December 31, 2013, 2012 or 2011. Property or equipment sold or disposed of is removed from the respective property accounts, with any corresponding gains and losses recorded to other income or expense in the Company's consolidated statement of operations.

        Property and equipment and other long-lived assets are reviewed for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the assets are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

        In evaluating the recoverability of long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If the Company's fair value estimates or related assumptions change in the future, the Company may be required to record impairment charges related to property and equipment and other long-lived assets. Asset recoverability is first measured by comparing the assets' carrying amounts to their expected future undiscounted net cash flows to determine if the assets are impaired. If such assets are considered to be impaired, the impairment recognized is measured based on the amount by which the carrying amount

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the assets exceeds the fair value. To the extent the projections used in its analysis are not achieved, there may be a negative effect on the valuation of these assets.

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

        In evaluating the recoverability of definite-lived intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If fair value estimates or related assumptions change in the future, the Company may be required to record impairment charges related to intangible assets. Asset recoverability is first measured by comparing the assets' carrying amounts to their expected future undiscounted net cash flows to determine if the assets are impaired. If such assets are considered to be impaired, the impairment recognized is measured based on the amount by which the carrying amount of the assets exceeds the fair value. To the extent the projections used in its analysis are not achieved, there may be a negative effect on the valuation of these assets.

Warranty Liability

        The Company provides warranty terms that generally range from one to five years for various products and services relating to workmanship and materials supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable the Company to pursue recovery from third parties for amounts paid to customers under warranty provisions. Warranty liability is recorded in accrued liabilities within the consolidated balance sheet. The changes in the carrying amount of the Company's total product warranty liability for the years ended December 31, 2013, 2012 and 2011 were as follows:

	As of December 31,
	2013	2012	2011
Balance, beginning of year	$707	$983	$1,071
Warranty expense	(183)	52	210
Warranty claims	(67)	(195)	(298)
Other adjustments		(133)	—

Balance, end of year	$457	$707	$983

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

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

        In connection with the preparation of its consolidated financial statements, the Company is required to estimate its income tax liability for each of the tax jurisdictions in which the Company operates. This process involves estimating the Company's actual current income tax expense and assessing temporary differences resulting from differing treatment of certain income or expense items for income tax reporting and financial reporting purposes. The Company also recognizes as deferred income tax assets the expected future income tax benefits of net operating loss ("NOL") carryforwards. In evaluating the realizability of deferred income tax assets associated with NOL carryforwards, the Company considers, among other things, expected future taxable income, the expected timing of the reversals of existing temporary reporting differences and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Changes in, among other things, income tax legislation, statutory income tax rates or future taxable income levels could materially impact the Company's valuation of income tax assets and liabilities and could cause its income tax provision to vary significantly among financial reporting periods.

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

December 31, 2013, 2012, and 2011

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

2. EARNINGS PER SHARE

        The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 as follows:

	For the Years Ended December 31,
	2013	2012	2011
Basic earnings per share calculation:
Net loss to common stockholders	$(10,499)	$(17,907)	$(21,948)
Weighted average common shares outstanding	14,457	14,058	11,617
Basic net loss per share	$(0.73)	$(1.27)	$(1.89)
Diluted earnings per share calculation:
Net loss to common stockholders	$(10,499)	$(17,907)	$(21,948)
Weighted average common shares outstanding	14,457	14,058	11,617
Common stock equivalents:
Stock options and non-vested stock awards(1)	—	—	—

Weighted average common shares outstanding	14,457	14,058	11,617
Diluted net loss per share	$(0.73)	$(1.27)	$(1.89)

(1)
Stock options and restricted stock units granted and outstanding of 878,113, 1,048,117 and 492,105 as of December 31, 2013, 2012 and 2011, respectively, are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company's net loss for these respective years.

3. DISCONTINUED OPERATIONS

        In December 2010, the Company's Board of Directors (the "Board") approved a plan to divest the Company's wholly-owned subsidiary Badger Transport, Inc. ("Badger"), which formerly comprised the Company's Logistics segment. In March 2011, the Company completed the sale of Badger to BTI Logistics, LLC. As a component of the proceeds from the sale, the Company received a $1,500 secured promissory note payable from the purchaser. During the first quarter of 2013, the Company recorded a $210 discontinued operations charge to adjust the net balance of the Company's note receivable down

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

3. DISCONTINUED OPERATIONS (Continued)

to the $150 estimated value of the Company's security interest. During the third quarter of 2013, the Company received a payment under the note in excess of the $150 net receivable recorded, and recorded a discontinued operations gain of $100 to reflect the additional amount received. There is a balance of $860 outstanding on the note receivable, all of which is considered past due. As a result of the uncertainty related to any future expected payments from the purchaser, the note was fully reserved for at December 31, 2013.

        Results of operations associated with Badger, which are reflected as discontinued operations in the Company's consolidated statements of income for the twelve months ended December 31, 2013, 2012 and 2011, were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Revenues	$—	$—	$435
Loss before provision (benefit) for income taxes	(110)	—	(1,205)
Income tax provision (benefit)	—	—	1

Loss from discontinued operations	$(110)	$—	$(1,206)

4. RECENT ACCOUNTING PRONOUNCEMENTS

        The Company reviews new accounting standards as issued. Although some of the accounting standards issued or effective in the current fiscal year may be applicable to it, the Company believes that none of the new standards have a significant impact on its condensed consolidated financial statements.

5. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        The components of cash and cash equivalents and short-term investments as of December 31, 2013 and December 31, 2012 are summarized as follows:

	As of December 31,
	2013	2012
Cash and cash equivalents:
Cash	$12,021	$464
Money market funds	7,423	52
Municipal bonds	5,492	—

Total cash and cash equivalents	24,936	516

Short-term investments (available-for-sale):
Municipal bonds	1,143	—

Total cash and cash equivalents and short-term investments	26,079	516

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

6. ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The activity in the A/R allowance from operations for the years ended December 31, 2013, 2012 and 2011 consists of the following:

	For the Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$453	$438	$489
Bad debt expense	107	136	1,036
Write-offs	(543)	(121)	(1,087)
Other adjustments	—	—	—

Balance at end of year	$17	$453	$438

7. INVENTORIES

        The components of inventories from operations as of December 31, 2013 and 2012 are summarized as follows:

	As of December 31,
	2013	2012
Raw materials	$21,859	$5,961
Work-in-process	11,212	12,150
Finished goods	6,381	4,649

	39,452	22,760
Less: Inventory Reserve	(2,309)	(772)

Net inventories	$37,143	$21,988

8. PROPERTY AND EQUIPMENT

        The cost basis and estimated lives of property and equipment from continuing operations as of December 31, 2013 and 2012 are as follows:

	As of December 31,
	2013	2012	Life
Land	$1,838	$2,352
Buildings	21,218	23,541	39 years
Machinery and equipment	100,714	104,365	2-10 years
Office furniture and equipment	3,194	2,565	3-7 years
Leasehold improvements	4,540	4,470	Asset life or life of lease
Construction in progress	8,495	5,796

	139,999	143,089
Less-accumulated depreciation and amortization	(70,922)	(63,200)

	$69,077	$79,889

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

8. PROPERTY AND EQUIPMENT (Continued)

        During the fourth quarter of 2013, the Company continued to experience triggering events associated with the Gearing and Services segments' current period operating losses combined with their history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its long-lived assets associated with the Gearing and Services segments. Based upon the Company's assessment, the recoverable amount of undiscounted cash flows based upon the Company's most recent projections substantially exceeded the carrying amount of invested capital for the Gearing and Services segments respectively, and no impairment to these assets was indicated as of December 31, 2013.

9. INTANGIBLE ASSETS

        As of December 31, 2013 and 2012, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	December 31, 2013				December 31, 2012
	Cost	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period
Intangible assets:
Customer relationships	$3,979	$(3,595)	$384	7.2	$3,979	$(2,444)	$1,535	7.2
Trade names	7,999	(2,480)	5,519	20.0	7,999	(2,080)	5,919	20.0

Intangible assets	$11,978	$(6,075)	$5,903	15.8	$11,978	$(4,524)	$7,454	15.8

        During the fourth quarter of 2013, the Company continued to experience a triggering event associated with the Gearing segment's current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its intangible assets associated with the Gearing segment. Based upon the Company's assessment, the recoverable amount was substantially in excess of the carrying amount of the invested capital, and no impairment to these assets was indicated as of December 31, 2013.

        Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. Amortization expense was $1,552, $1,759 and $859 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, estimated future amortization expense is as follows:

2014	$444
2015	444
2016	444
2017	444
2018	444
2019 and thereafter	3,683

Total	$5,903

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

10. ACCRUED LIABILITIES

        Accrued liabilities as of December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
Accrued payroll and benefits	$5,144	$2,913
Accrued property taxes	143	367
Income taxes payable	493	443
Accrued professional fees	36	526
Accrued warranty liability	457	707
Accrued environmental reserve	500	352
Accrued self-insurance reserve	803	—
Accrued other	539	704

Total accrued liabilities	$8,115	$6,012

11. DEBT AND CREDIT AGREEMENTS

        The Company's outstanding debt balances as of December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
Line of credit	—	955
Term loans and notes payable	2,956	3,308
Less—Current portion	(201)	(1,307)

Long-term debt, net of current maturities	$2,755	$2,956

        As of December 31, 2013, future annual principal payments on the Company's outstanding debt obligations were as follows:

2014	$201
2015	150
2016	5
2017	—
2018	2,600
2019 and thereafter	—

Total	$2,956

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

11. DEBT AND CREDIT AGREEMENTS (Continued)

Credit Facilities

AloStar Credit Facility

        On August 23, 2012, the Company and its Subsidiaries entered into a Loan and Security Agreement (the "Loan Agreement") with AloStar Bank of Commerce ("AloStar"), providing the Company and its wholly-owned subsidiaries (the "Subsidiaries") with a new $20,000 secured credit facility (the "Credit Facility"). The Credit Facility is a secured three-year asset-based revolving credit facility, pursuant to which AloStar will advance funds when requested against a borrowing base consisting of approximately 85% of the face value of eligible A/R of the Company and the Subsidiaries and approximately 50% of the book value of eligible inventory of the Company and the Subsidiaries. Borrowings under the Credit Facility bear interest at a per annum rate equal to the one-month London Interbank Offered Rate plus a margin of 4.25%, with a minimum interest rate of 5.25% per annum. The Company must also pay an unused facility fee to AloStar equal to 0.50% per annum on the unused portion of the Credit Facility along with other standard fees. The initial term of the Loan Agreement ends on August 23, 2015.

        The Loan Agreement contains customary representations and warranties applicable to the Company and the Subsidiaries. It also contains a requirement that the Company, on a consolidated basis, maintain a minimum monthly fixed charge coverage ratio and minimum monthly earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments ("Adjusted EBITDA"), along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications. During the third quarter of 2013, the Loan Agreement was amended to: (i) redefine certain exclusions to the fixed charge coverage ratio; (ii) exclude the periodic non-cash portion of the environmental regulatory settlement charge from the Adjusted EBITDA calculation and (iii) increase the capital expenditure limit for 2013.

        The obligations under the Loan Agreement are secured by, subject to certain exclusions, (i) a first priority security interest in all of the A/R, inventory, chattel paper, payment intangibles, cash and cash equivalents and other working capital assets and stock or other equity interests in the Subsidiaries and (ii) a first priority security interest in all of the equipment of the Company's wholly-owned subsidiary, Brad Foote Gear Works, Inc. ("Brad Foote").

        As of December 31, 2013, there was no outstanding indebtedness under the Credit Facility. The Company had the ability to borrow up to $15,807 as of December 31, 2013, and the per annum interest rate would have been 5.25%. The Company was in compliance with all applicable covenants under the Loan Agreement as of December 31, 2013.

Great Western Bank Loans

        On April 28, 2009, the Company's wholly-owned subsidiary, Broadwind Towers, Inc. ("Broadwind Towers") entered into a Construction Loan Agreement with Great Western Bank ("GWB"), pursuant to which GWB agreed to provide up to $10,000 in financing (the "GWB Construction Loan") to fund construction of its wind tower manufacturing facility in Brandon, South Dakota (the "Brandon Facility"). Pursuant to a Change in Terms Agreement dated April 5, 2010 between GWB and

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

11. DEBT AND CREDIT AGREEMENTS (Continued)

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

Other

        Included in Long Term Debt, Net of Current Maturities is $2,600 associated with the New Markets Tax Credit transaction described further in Note 19, "New Markets Tax Credit Transaction" of these condensed consolidated financial statements. Additionally, the Company has approximately $350 of other term loans outstanding.

12. LEASES

        The Company leases various property and equipment under operating lease arrangements. Lease terms generally range from 3 to 15 years with renewal options for extended terms. Certain leases contain rent escalation clauses that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the minimum lease term. Any lease concessions received by the Company are deferred and recognized as an adjustment to rent expense ratably over the minimum lease term. The Company is required to make additional payments under certain property leases for taxes, insurance and other operating expenses incurred during the operating lease period. Rental expense for the years ended December 31, 2013, 2012 and 2011 was $3,278, $3,824 and $4,779, respectively. In addition, the Company has entered into capital lease arrangements to finance property and equipment and assumed capital lease obligations in connection with certain acquisitions. During 2013, many of the Company's capital leases expired, resulting in a reduced number of assets subject to capital leases. The cost basis and accumulated depreciation of assets recorded under capital leases, which are included in property and equipment, are as follows as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Cost	$2,892	$7,681
Accumulated depreciation	(571)	(2,086)

Net book value	$2,321	$5,595

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

12. LEASES (Continued)

        Depreciation expense recorded in connection with assets recorded under capital leases was $801, $687 and $620 for the years ended December 31, 2013, 2012 and 2011, respectively.

        As of December 31, 2013, future minimum lease payments under capital leases and operating leases are as follows:

	Capital Leases	Operating Leases	Total
2014	$1,021	$3,167	$4,188
2015	806	2,555	3,361
2016	435	2,537	2,972
2017	—	2,440	2,440
2018	—	2,397	2,397
2019 and thereafter	—	17,317	17,317

Total	2,262	$30,413	$32,675

Less—portion representing interest at a weighted average annual rate of 5.2%	(136)

Principal	2,126
Less—current portion	(933)

Capital lease obligations, noncurrent portion	$1,193

13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

        From time to time, the Company is subject to legal proceedings or claims arising from its normal course of operations. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. Except as otherwise noted, as of December 31, 2013, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company's financial condition or results of operations, although no assurance can be given with respect to the ultimate outcome of pending actions. Refer to Note 22, "Legal Proceedings" of these consolidated financial statements for further discussion of legal proceedings.

Environmental Compliance and Remediation Liabilities

        The Company's operations and products are subject to a variety of environmental laws and regulations in the jurisdictions in which the Company operates and sells products governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous materials, soil and groundwater contamination, employee health and safety, and product content, performance and packaging. Also, certain environmental laws can impose the entire cost or a portion of the cost of investigating and cleaning up a contaminated site, regardless of fault, upon any one or more of a number of parties, including the current or previous owners or operators of the site. These

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

13. COMMITMENTS AND CONTINGENCIES (Continued)

environmental laws also impose liability on any person who arranges for the disposal or treatment of hazardous substances at a contaminated site. Third parties may also make claims against owners or operators of sites and users of disposal sites for personal injuries and property damage associated with releases of hazardous substances from those sites. Refer to Note 22, "Legal Proceedings" of these consolidated financial statements for further discussion of environmental compliance and remediation liabilities.

        In connection with the Company's ongoing restructuring initiatives, during the third quarter of 2012, the Company identified a $352 liability associated with the planned sale of one of the Company's gearing facilities located in Cicero, Illinois (the "Cicero Avenue Facility"). The liability is associated with environmental remediation costs that were identified while preparing the site for sale. During 2013, the Company applied and was accepted into the Illinois Environmental Protection Agency voluntary site remediation program. The Company intends to submit its environmental sampling data, as well as its remedial objectives plan, during the first quarter of 2014. The Company reevaluated its reserve balance in the fourth quarter of 2013 based on the results of additional site sampling that was conducted in 2013. As a result, the Company recorded an additional $258 charge during fourth quarter of 2013. The Company will continue to reevaluate its reserve balance associated with this matter as it gathers additional information. As of December 31, 2013, the accrual balance remaining is $500.

Collateral

        In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Warranty Liability

        The Company provides warranty terms that generally range from one to five years for various products and services relating to workmanship and materials supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable the Company to pursue recovery from third parties for amounts paid to customers under warranty provisions.

Liquidated Damages

        In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and dependent on actual losses sustained by the customer. The Company does not believe that potential exposure for such damages will have a material adverse effect on the Company's consolidated financial position or results of operations. There was no reserve for liquidated damages as of December 31, 2013.

Workers' Compensation Reserves

        At the beginning of the third quarter of 2013, the Company began to self-insure for its workers' compensation liabilities, including reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

13. COMMITMENTS AND CONTINGENCIES (Continued)

required workers' compensation reserves. The Company takes into account claims incurred but not reported when determining its workers' compensation reserves. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company's consolidated financial position or results of operations. As of December 31, 2013, the Company has $803 accrued for self-insured workers' compensation claims.

Other

        As of December 31, 2013, approximately 18% of the Company's employees were covered by two collective bargaining agreements with local unions in Cicero, Illinois and Neville Island, Pennsylvania. The collective bargaining agreement with the Neville Island union is expected to remain in effect through October 2017. The collective bargaining agreement with the Cicero union expired in February 2014; the parties are currently negotiating a new collective bargaining agreement.

        On July 20, 2011, the Company executed a strategic financing transaction (the "NMTC Transaction") involving the following third parties: AMCREF Fund VII, LLC ("AMCREF"), a registered community development entity; COCRF Investor VIII, LLC ("COCRF"); and Capital One, National Association ("Capital One"). The NMTC Transaction allows the Company to receive below market interest rate funds through the federal New Markets Tax Credit ("NMTC") program; see Note 19, "New Markets Tax Credit Transaction" of these consolidated financial statements. Pursuant to the NMTC Transaction, the gross loan and investment in the Gearbox Facility of $10,000 will generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One. The Gearbox Facility must operate and be in compliance with the terms and conditions of the NMTC Transaction during the seven year compliance period, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with the NMTC Transaction.

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

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

14. FAIR VALUE MEASUREMENTS (Continued)

        Level 2—Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly. For the Company's municipal bonds and money market funds, although quoted prices are available and used to value said assets, they are traded less frequently.

        Level 3—Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management's best estimate of what market participants would use in valuing the asset or liability at the measurement date. The Company used market negotiations to value its Gearing assets. The Company used real estate appraisals to value its Clintonville, Wisconsin facility (the "Clintonville Facility").

        The following table represents Company's assets measured at fair values as of December 31, 2013 and 2012:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Municipal bonds and money market funds	$—	$14,058	$—	$14,058
Assets measured on a nonrecurring basis:
Gearing equipment	—	—	1,149	1,149
Clintonville, WI facility	—	—	821	821
Gearing Cicero Ave. facility	—	—	560	560

Total assets at fair value	$—	$14,058	$2,530	$16,588

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Money market funds	$—	$52	$—	$52

Total assets at fair value	$—	$52	$—	$52

Fair value of financial instruments

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and customer deposits, approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company's long-term debt is approximately equal to its fair value.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

14. FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a nonrecurring basis

        The fair value measurement approach for long-lived assets utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the Company's future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and a market-based approach based on the Company's market capitalization, and other subjective assumptions. To the extent projections used in the Company's evaluations are not achieved, there may be a negative effect on the valuation of these assets.

        Due to the Company's operating losses in each of the quarters of 2013 combined with its history of continued operating losses, the Company continues to evaluate the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company's December 31, 2013 assessment, the recoverable amount of undiscounted cash flows based upon the Company's most recent projections substantially exceeded the carrying amount of invested capital for the Gearing and Services segments, respectively, and no impairment to these assets was indicated.

        During the first half of 2013, the Company took a $288 charge to adjust the carrying value of the Clintonville Facility assets to fair value, and reclassified the resulting carrying value from property and equipment to Assets Held for Sale. This treatment was due to the decision to list the Clintonville Facility for sale as a result of management's determination that the Clintonville Facility was no longer required in the Company's operations. The Company also took a $345 charge to adjust the carrying value of certain Gearing equipment to fair value, and reclassified the resulting carrying value to Assets Held for Sale as a result of a decision to sell this equipment. Additionally, during the fourth quarter of 2013, the Company recorded a $1,732 charge to adjust the carrying value of the Cicero Avenue Facility's land and building down to fair value. This treatment was in response to the Cicero Avenue Facility becoming predominately offline in conjunction with the Company's plant consolidation initiative. As the Cicero Avenue Facility is not immediately available for sale, it has not been classified as Assets Held for Sale. The three aforementioned impairment charges were recorded as Restructuring expenses within the Statement of Operations.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

15. INCOME TAXES

        The provision for income taxes for the years ended December 31, 2013, 2012 and 2011 consists of the following:

	For the Years Ended December 31,
	2013	2012	2011
Current provision
Federal	$—	$—	$—
Foreign	—	—	5
State	72	26	63

Total current (benefit) provision	72	26	68

Deferred credit
Federal	(2,844)	(5,882)	(9,149)
State	(585)	(386)	(1,222)

Total deferred credit	(3,429)	(6,268)	(10,371)

Increase in deferred tax valuation allowance	3,429	6,268	10,371

Total provision (benefit) for income taxes	$72	$26	$68

        The increase in the deferred tax valuation allowance was $3,429, $6,268 and $10,371 for the years ended December 31, 2013, 2012 and 2011, respectively. The changes in the deferred tax valuation allowances in 2013, 2012 and 2011 were primarily the result of increases to the deferred tax assets pertaining to additional federal and state NOL's.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

15. INCOME TAXES (Continued)

        The tax effects of the temporary differences and NOL's that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of December 31,
	2013	2012
Current deferred income tax assets:
Accrual and reserves	$5,231	$4,601

Total current deferred tax assets	5,231	4,601
Valuation allowance	(5,231)	(4,601)

Current deferred tax assets, net of valuation allowance	—	—
Noncurrent deferred income tax assets:
Net operating loss carryforwards	$66,905	$61,275
Intangible assets	30,445	33,517
Other	182	166

Total noncurrent deferred tax assets	97,532	94,958
Valuation allowance	(95,559)	(92,760)

Noncurrent deferred tax assets, net of valuation allowance	1,973	2,198
Noncurrent deferred income tax liabilities:
Fixed assets	$(1,973)	$(2,198)
Intangible assets	—	—

Total noncurrent deferred tax liabilities	(1,973)	(2,198)

Net deferred income tax liability	$—	$—

        Valuation allowances of $100,790 and $97,361 have been provided for deferred income tax assets for which realization is uncertain as of December 31, 2013 and 2012, respectively. A reconciliation of the beginning and ending amounts of the valuation is as follows:

Valuation allowance as of December 31, 2012	$(97,361)
Gross increase for current year activity	(3,429)

Valuation allowance as of December 31, 2013	$(100,790)

        As of December 31, 2013, the Company had federal NOL carryforwards of approximately $167,229 expiring in various years through 2033. The majority of the NOL carryforwards will expire in various years from 2028 through 2033.

        As of December 31, 2013, the Company had unapportioned state NOL's in the aggregate of approximately $167,229, expiring in various years from 2021 through 2033, based upon various NOL carryforward periods as designated by the different taxing jurisdictions.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

15. INCOME TAXES (Continued)

        The reconciliation between the statutory U.S. federal income tax rate and the Company's effective income tax rate is as follows:

	For the Year Ended December 31,
	2013	2012	2011
Statutory U.S. federal income tax rate	34.0%	34.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.4	1.3	5.0
Permanent differences	(6.0)	(1.3)	(1.5)
Change in valuation allowance	(31.9)	(34.1)	(38.7)
Change in uncertain tax positions	(0.3)	(0.1)	(0.1)
Other	0.1	0.1	—

Effective income tax rate	(0.7)%	(0.1)%	(0.3)%

        The Company accounts for the uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken, or expected to be taken, in a tax return that is required to be met before being recognized in the financial statements. The changes in the Company's uncertain income tax positions for the years ended December 31, 2013 and 2012 consisted of the following:

For the Year Ended December 31,
	2013	2012
Beginning balance	$286	$286
Tax positions related to current year:
Additions	—	—
Reductions	—	—

	—	—
Tax positions related to prior years:
Additions	—	—
Reductions	—	—
Settlements	—	—
Lapses in statutes of limitations	—	—
Additions from current year acquisitions	—	—

	—	—

Ending balance	$286	$286

        The amount of unrecognized tax benefits at December 31, 2013 that would affect the effective tax rate if the tax benefits were recognized was $326.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

15. INCOME TAXES (Continued)

        It is the Company's policy to include interest and penalties in tax expense. During the years ended December 31, 2013 and 2012, the Company recognized and accrued approximately $41 and $37, respectively, of interest and penalties.

        The Company files income tax returns in the U.S. federal and state jurisdictions. As of December 31, 2013, open tax years in the federal and some state jurisdictions date back to 1996 due to the taxing authorities' ability to adjust NOL carryforwards. The Company's 2008 and 2009 federal tax returns were examined in 2011 and no material adjustments were identified related to any of the Company's tax positions. Although these periods have been audited, they continue to remain open until all NOL's generated in those tax years have either been utilized or expire.

        It is reasonably possible that unrecognized tax benefits will decrease by up to approximately $32 as a result of the expiration of the applicable statutes of limitations within the next 12 months. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the "IRC"), generally imposes an annual limitation on the amount of NOL carryforwards and associated built-in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company's ability to utilize NOL carryforwards and built-in losses may be limited, under this section or otherwise, by the Company's issuance of common stock or by other changes in stock ownership. Upon completion of the Company's analysis of IRC Section 382, the Company has determined that aggregate changes in stock ownership have triggered an annual limitation on NOL and built-in losses available for utilization. To the extent the Company's use of NOL carryforwards and associated built-in losses is significantly limited in the future due to additional changes in stock ownership, the Company's income could be subject to U.S. corporate income tax earlier than it would if the Company were able to use NOL carryforwards and built-in losses without such annual limitation, which could result in lower profits and the loss of benefits from these attributes.

        The Company announced on February 13, 2013, that its Board had adopted a Stockholder Rights Plan (the "Rights Plan") designed to preserve the Company's substantial tax assets associated with NOL carryforwards under IRC Section 382. The Rights Plan is intended to act as a deterrent to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.9% or more of the Company's common stock and thereby triggering a further limitation of the Company's available NOL carryforwards. In connection with the adoption of the Rights Plan, the Board declared a non-taxable dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock to the Company's stockholders of record as of the close of business on February 22, 2013. Each Right entitles its holder to purchase from the Company one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $14.00 per Right, subject to adjustment. As a result of the Rights Plan, any person or group that acquires beneficial ownership of 4.9% or more of the Company's common stock without the approval of the Company's Board would be subject to significant dilution in the ownership interest of that person or group. Stockholders who owned 4.9% or more of the outstanding shares of the Company's common stock as of February 12, 2013 will not trigger the preferred share purchase rights unless they acquire additional shares. The Rights Plan was subsequently approved by the Company's stockholders at the Company's 2013 Annual Meeting of Stockholders.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

16. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plan

2007 Equity Incentive Plan

        The Company has granted incentive stock options and other equity awards pursuant to the Amended and Restated Broadwind Energy, Inc. 2007 Equity Incentive Plan (the "2007 EIP"), which was approved by the Board in October 2007 and by the Company's stockholders in June 2008. The 2007 EIP has been amended periodically since its original approval.

        The 2007 EIP reserved 691,051 shares of the Company's common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. As of December 31, 2013, the Company had reserved 90,788 shares for issuance upon the exercise of stock options outstanding and 81,167 shares for issuance upon the vesting of restricted stock unit ("RSU") awards outstanding. As of December 31, 2013, 208,745 shares of common stock reserved for stock options and RSU awards under the 2007 EIP have been issued in the form of common stock.

2012 Equity Incentive Plan

        On March 8, 2012, the Board approved the Broadwind Energy, Inc. 2012 Equity Incentive Plan (the "2012 EIP;" together with the 2007 EIP, the "Equity Incentive Plans"), and at the Company's Annual Meeting of Stockholders on May 4, 2012, the Company's stockholders approved the adoption of the 2012 EIP. The purposes of the 2012 EIP are (i) to align the interests of the Company's stockholders and recipients of awards under the 2012 EIP by increasing the proprietary interest of such recipients in the Company's growth and success; (ii) to advance the interests of the Company by attracting and retaining officers, other employees, non-employee directors and independent contractors; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders. Under the 2012 EIP, the Company may grant (i) non-qualified stock options; (ii) "incentive stock options" (within the meaning of IRC Section 422); (iii) stock appreciation rights; (iv) restricted stock and RSU's; and (v) performance awards.

        The 2012 EIP reserves 1,200,000 shares of the Company's common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of December 31, 2013, the Company had reserved 116,987 shares for issuance upon the exercise of stock options outstanding and 589,171 shares for issuance upon the vesting of RSU awards outstanding. As of December 31, 2013, 146,116 shares of common stock reserved for stock options and RSU awards under the 2012 EIP have been issued in the form of common stock.

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

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

16. SHARE-BASED COMPENSATION (Continued)

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

        Stock option activity during the years ended December 31, 2013, 2012 and 2011 under the Equity Incentive Plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2010	91,719	$87.50
Granted	44,726	13.60
Exercised	—	—
Forfeited	(6,357)	99.60
Cancelled	(2,583)	132.60

Outstanding as of December 31, 2011	127,505	$60.10

Granted	164,997	3.39
Exercised	—	—
Forfeited	(6,047)	89.61
Cancelled	—

Outstanding as of December 31, 2012	286,455	$26.80

Granted	—
Exercised	(5,400)
Forfeited	(59,241)	12.81
Cancelled	(14,039)	103.43

Outstanding as of December 31, 2013	207,775	$26.22	6.92	$707

Exercisable as of December 31, 2013	101,331	$47.41	5.68	$176

        The following table summarizes information with respect to all outstanding and exercisable stock options under the Equity Incentive Plans as of December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price or Range	Number of options outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$3.40 - $13.50	140,334	$5.08	7.9 years	43,261	$6.67
$14.20 - $54.40	35,402	26.65	6.4 years	26,031	27.77
$77.80 - $128.50	24,539	100.13	4.1 years	24,539	100.13
$178.00 - $178.00	7,500	178.00	0.3 years	7,500	178.00

	207,775	$26.22	6.9 years	101,331	$47.41

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

16. SHARE-BASED COMPENSATION (Continued)

        The following table summarizes information with respect to outstanding RSU's as of December 31, 2013, 2012 and 2011:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2010	71,290	$40.90
Granted	321,174	$9.50
Vested	(18,770)	$40.90
Forfeited	(9,094)	$45.80

Outstanding as of December 31, 2011	364,600	$13.16

Granted	515,070	$3.08
Vested	(50,549)	$21.72
Forfeited	(67,459)	$10.48

Outstanding as of December 31, 2012	761,662	$6.01

Granted	463,218	$3.68
Vested	(326,643)	$6.60
Forfeited	(227,899)	$4.72

Outstanding as of December 31, 2013	670,338	$4.47

        The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company's stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. There were no stock options granted during the twelve months ended December 31, 2013.

        During the years ended December 31, 2013, 2012 and 2011, the Company utilized a forfeiture rate of 25% for estimating the forfeitures of stock compensation granted.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

16. SHARE-BASED COMPENSATION (Continued)

        The following table summarizes share-based compensation expense included in the Company's consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 as follows:

	For the Years Ended December 31,
	2013	2012	2011
Share-based compensation expense :
Cost of sales	$228	$—	$—
Selling, general and administrative	1,593	2,833	1,906
Income tax benefit(1)	—	—	—

Net effect of share-based compensation expense on net loss	$1,821	$2,833	$1,906

Reduction in earnings per share:
Basic and diluted earnings per share(2)	$0.13	$0.20	$0.16

(1)
Income tax benefit is not illustrated because the Company is currently operating at a loss and an actual income tax benefit was not realized for the years ended December 31, 2013, 2012 and 2011. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the valuation allowance.

(2)
Diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 does not include common stock equivalents due to their anti-dilutive nature as a result of the Company's net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

        As of December 31, 2013, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and RSU's, in the amount of approximately $2,313 will be recognized through the year 2016. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

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

Towers and Weldments

        The Company manufactures towers for wind turbines, specifically the large and heavier wind towers that are designed for 2 MW and larger wind turbines. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

17. SEGMENT REPORTING (Continued)

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

Services

        The Company offers a comprehensive range of services, primarily to wind farm developers and operators. The Company specializes in non-routine maintenance services for both kilowatt and megawatt turbines. The Company also offers comprehensive field services to the wind energy industry. The Company is increasingly focusing its efforts on the identification and/or development of product and service offerings which will improve the reliability and efficiency of wind turbines, and therefore enhance the economic benefits to its customers. The Company provides wind services across the U.S., with primary service locations in South Dakota and Texas. In February 2011, the Company put into operation the Gearbox Facility, which is focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing.

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

        The accounting policies of the reportable segments are the same as those referenced in Note 1, "Description of Business and Summary of Significant Accounting Policies" of these consolidated financial statements. Summary financial information by reportable segment is as follows:

	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated
2013:
Revenues from external customers	$159,269	$39,213	$17,228	$—		$215,710
Intersegment revenues(1)	209	3,937	15	—	(4,161)	—
Operating profit (loss)	19,550	(17,916)	(4,721)	(10,192)	69	(13,210)
Depreciation and amortization	3,872	9,535	1,398	51	—	14,856
Capital expenditures	1,811	4,262	301	576	—	6,950
Assets held for sale	821	1,149	—	—	—	1,970
Total assets	52,755	67,357	14,800	300,835	(272,051)	163,694

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

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

(1)
Intersegment revenues primarily consist of sales from Gearing to Services. Sales from Gearing to Services totaled $3,937, $2,094 and $1,546 for the years ended December 31, 2013, 2012 and 2011, respectively.

        The Company generates revenues entirely from transactions completed in the U.S. and its long-lived assets are all located in the U.S. All intercompany revenue is eliminated in consolidation. During 2013, two customers each accounted for more than 10% of total net revenues. These two customers accounted for revenues of $83,365 and $64,598 respectively, and were reported within the Towers and Weldments segment. During the years ended December 31, 2013, 2012, and 2011, five customers accounted for 83%, 67% and 76%, respectively, of total net revenues.

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

December 31, 2013, 2012, and 2011

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

        For the years ended December 31, 2013, 2012 and 2011, the Company recorded expense under these plans of approximately $705, $661 and $636, respectively.

Deferred Compensation Plan

        The Company maintains a deferred compensation plan for certain key employees and nonemployee directors, whereby certain wages earned, compensation for services rendered, and discretionary company-matching contributions may be deferred and deemed to be invested in the Company's common stock. Changes in the fair value of the plan liability are recorded as charges or credits to compensation expense. Compensation expense associated with the deferred compensation plan recorded during the years ended December 31, 2013, 2012, and 2011, was $41, ($26) and ($45), respectively. The fair value of the plan liability to the Company is included in accrued liabilities in the Company's consolidated balance sheets. As of December 31, 2013 and 2012, the fair value of plan liability to the Company was $54 and $12, respectively.

        In addition to the employee benefit plans described above, the Company participates in certain customary employee benefits plans, including those which provide health and life insurance benefits to employees.

19. NEW MARKETS TAX CREDIT TRANSACTION

        On July 20, 2011, the Company received $2,280 in proceeds via the NMTC Transaction. The NMTC Transaction qualifies under the NMTC program and included a gross loan from AMCREF to the Company's wholly-owned subsidiary, Broadwind Services, LLC, in the principal amount of $10,000, with a term of fifteen years and interest payable at the rate of 1.4% per annum, largely offset by a gross loan in the principal amount of $7,720 from the Company to COCRF, with a term of fifteen years and interest payable at the rate of 2.5% per annum.

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

December 31, 2013, 2012, and 2011

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

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

20. RESTRUCTURING

        The Company's total net restructuring charges for the years ended December 31, 2013, 2012 and 2011 consist of the following:

	2011 Actual	2012 Actual	2013 Actual	Total Incurred
Restructuring charges:
Capital expenditures	$5	$2,596	$2,352	$4,953
Gain on sale of Brandon Facility	—	—	(3,585)	(3,585)
Accelerated depreciation	—	819	898	1,717
Severance	430	—	435	865
Impairment charges	—	—	2,365	2,365
Moving and other exit-related costs	439	1,677	3,085	5,201

Total	874	5,092	5,550	11,516

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

        The Company is executing a plan to reduce its facility footprint by approximately 40% through the sale and/or closure through the end of 2014 of facilities comprising a total of approximately 600,000 square feet. As part of this plan, in the third quarter of 2011, the Company determined that the Brandon Facility should be sold, and as a result the Company reclassified the Brandon Facility property and equipment to Assets Held for Sale and the related indebtedness to Liabilities Held for Sale. In April 2013, the Company completed the sale of the Brandon Facility, generating a gain on sale of $3,585 and approximately $8,000 in net proceeds after closing costs and the repayment of the mortgage on the Brandon Facility. Including the sale of the Brandon Facility, the Company has so far closed or reduced its leased presence at six facilities and achieved a reduction of approximately 400,000 square feet. During 2013, the Company determined that the Clintonville Facility was no longer required in its operations and reclassified the property and equipment associated with the Clintonville Facility, as well as certain Gearing equipment, to Assets Held for Sale. The most significant remaining reduction relates to the anticipated closure and disposition of the Cicero Avenue Facility. The use of the Cicero Avenue Facility in our production was significantly curtailed at the end of 2013, and we recorded a related $1,732 impairment, primarily in cost of sales in the fourth quarter of 2013. The Company believes its remaining locations will be sufficient to support its Towers and Weldments, Gearing, Services and general corporate and administrative activities, while allowing for growth for the next several years.

        In the third quarter of 2012, the Company identified a $352 liability associated with the planned sale of the Cicero Avenue Facility. The Company further adjusted the liability in the fourth quarter of 2013 by recording an additional $258 charge. The liability is associated with environmental remediation costs that were originally identified while preparing the site for sale. The expenses associated with this

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

20. RESTRUCTURING (Continued)

liability have been recorded as restructuring charges, and as of December 31, 2013 the accrual balance remaining is $500.

        Including costs incurred to date, the Company expects that a total of approximately $13,200 of net costs will be incurred to implement this restructuring initiative. To date, the Company has incurred approximately $11,500, or 88% of the total expected restructuring costs. The Company's restructuring charges generally include costs to close or exit facilities, costs to move equipment, the related costs of building infrastructure for moved equipment and employee related costs. Of the total restructuring costs incurred, a total of approximately $4,800 consists of non-cash charges. Restructuring costs incurred to date include $900 of severance and $1,750 of accelerated depreciation of the Cicero Avenue Facility. During 2013, the Company incurred restructuring-related impairment charges of $1,732 related to the Cicero Avenue Facility, $288 related to the Clintonville Facility and $345 related to certain Gearing segment machinery and equipment. The table below details the Company's total net restructuring charges incurred to date and the total net expected restructuring charges as of December 31, 2013:

	2011 Actual	2012 Actual	2013 Actual	Total Incurred	Total Projected
Capital expenditures:
Gearing	$5	$2,072	$2,075	$4,152	$4,960
Corporate	—	524	277	801	801

Total capital expenditures	5	2,596	2,352	4,953	5,761
Cash expenses:
Cost of sales:
Gearing	131	308	2,176	2,615	3,449
Services	—	225	234	459	459

Total cost of sales	131	533	2,410	3,074	3,908
Selling, general, and administrative expenses:
Towers and Weldments	—	130	176	306	306
Gearing	35	520	451	1,006	1,006
Services	—	40	—	40	40
Corporate	406	49	462	917	917

Total selling, general and administrative expenses	441	739	1,089	2,269	2,269
Other—Towers and Weldments gain on Brandon Facility:	—	—	(3,585)	(3,585)	(3,585)
Non-cash expenses:
Towers and Weldments	—	—	291	291	291
Gearing	247	1,166	3,008	4,421	4,421
Services	—	58	(15)	43	43
Corporate	50	—	—	50	50

Total non-cash expenses	297	1,224	3,284	4,805	4,805

Grand total	$874	$5,092	$5,550	$11,516	$13,158

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

21. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

        The following table provides a summary of selected financial results of operations by quarter for the years ended December 31, 2013 and 2012 as follows:

2013	First	Second	Third	Fourth
Revenues	$45,506	$52,945	$60,862	$56,397
Gross profit	2,170	3,401	4,618	2,156
Operating loss	(4,484)	(2,488)	(2,288)	(3,950)
(Loss) income from continuing operations, net of tax	(4,549)	404	(2,498)	(3,746)
Net (loss) income	(4,759)	404	(2,398)	(3,746)
(Loss) income from continuing operations per share:
Basic and Diluted	(0.32)	0.03	(0.18)	(0.25)
Net (loss) income per share:
Basic and Diluted	$(0.33)	$0.03	$(0.17)	$(0.26)

2012	First	Second	Third	Fourth
Revenues	$54,443	$56,311	$55,045	$44,908
Gross profit	2,232	1,659	2,715	230
Operating loss	(3,941)	(4,159)	(3,527)	(5,670)
Loss from continuing operations, net of tax	(3,860)	(4,231)	(3,938)	(5,878)
Net loss	(3,860)	(4,231)	(3,938)	(5,878)
Loss from continuing operations per share:
Basic and Diluted	(0.28)	(0.30)	(0.28)	(0.41)
Net loss per share:
Basic and Diluted	$(0.28)	$(0.30)	$(0.28)	$(0.41)

22. LEGAL PROCEEDINGS

Shareholder Lawsuits

        On February 11, 2011, a putative class action was filed in the United States District Court for the Northern District of Illinois (the "USDC") against the Company and certain of its current or former officers and directors. The lawsuit was purportedly brought on behalf of purchasers of the Company's common stock between March 17, 2009 and August 9, 2010. A lead plaintiff was appointed and an amended complaint was filed on September 13, 2011. The amended complaint named as additional defendants certain of the Company's current and former directors, certain Tontine entities, and Jeffrey Gendell, a principal of Tontine. The complaint sought to allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, and/or Section 20(a) of the Exchange Act by issuing or causing to be issued a series of allegedly false and/or misleading statements concerning the Company's financial results, operations, and prospects, including with respect to the January 2010 secondary public offering of the Company's common stock (the "Offering"). The plaintiffs alleged that the Company's statements were false and misleading because, among other things, the Company's reported financial results during

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

22. LEGAL PROCEEDINGS (Continued)

the class period allegedly violated GAAP because they failed to reflect the impairment of goodwill and other intangible assets, and the Company allegedly failed to disclose known trends and other information regarding certain customer relationships at Brad Foote. In support of their claims, the plaintiffs relied in part upon six alleged confidential informants, all of whom are alleged to be former employees of the Company. On November 18, 2011, the Company filed a motion to dismiss. On April 19, 2012, the USDC granted in part and denied in part the Company's motion. The USDC dismissed all claims with prejudice against each of the named current and former officers except for J. Cameron Drecoll and held that the plaintiffs had failed to state a claim for any alleged misstatements made after March 19, 2010. In addition, the USDC dismissed all claims with prejudice against the named Tontine entities and Mr. Gendell. The USDC denied the motion with respect to certain of the claims asserted against the Company and Mr. Drecoll. The Company filed its answer and affirmative defenses on May 21, 2012. The plaintiffs' class certification was filed on June 22, 2012, and the parties agreed to a briefing schedule. The parties participated in a mediation session on August 20, 2012, and reached agreement on a settlement of the matter in the amount of $3,915, payable by the Company's insurance carrier. The USDC granted final approval of the settlement on June 27, 2013.

        Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the USDC against certain of the Company's current and former officers and directors, and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets, and unjust enrichment, including in connection with the Offering. One of the lawsuits also alleged that certain directors violated Section 14(a) of the Exchange Act in connection with the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders. Two of the matters pending in the USDC were subsequently consolidated, and on May 15, 2012, the USDC granted the defendants' motion to dismiss the consolidated cases and also entered an order dismissing the third case. On January 17, 2014, the Company and the plaintiffs from the consolidated derivative lawsuit filed a joint motion to reopen the derivative action and preliminarily approve a derivative settlement. The USDC subsequently reopened the derivative action and granted preliminary approval of the settlement on February 3, 2014. The final approval hearing is scheduled for April 3, 2014. The settlement resolves outstanding shareholder derivative claims, including those raised in certain shareholder demand letters received by the Board. The terms of the settlement include the adoption by the Company of certain corporate governance reforms, along with other remedial measures. The settlement provides for the Company's insurance carrier and/or the Company to pay plaintiffs' counsel's attorneys' fees and expenses in the amount of $600, subject to USDC approval.

        The Company received a request from the Tontine defendants for indemnification in the derivative suits and the class action lawsuit from Tontine and/or Mr. Gendell pursuant to various agreements related to shares of the Company's common stock owned by Tontine. The Company maintains directors and officers liability insurance; however, the costs of indemnification for Mr. Gendell and/or Tontine would not be covered by any Company insurance policy. The Company subsequently entered into an agreement with Tontine providing, among other things, for the settlement of these indemnification claims and related matters in consideration for a payment in the amount of $495, which was paid in 2013.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)

22. LEGAL PROCEEDINGS (Continued)

SEC Inquiry

        In August 2011, the Company received a subpoena from the United States Securities and Exchange Commission ("SEC") seeking documents and other records related to certain accounting practices at Brad Foote. The subpoena was issued in connection with an informal inquiry that the Company received from the SEC in November 2010, which likely arose out of a whistleblower complaint that the SEC received related to revenue recognition, cost accounting and intangible and fixed asset valuations at Brad Foote. The Company has been in regular contact with the SEC, and in its communications the SEC has clarified or supplemented its requests. The Company has produced documents responsive to such requests and completed the process of responding to the subpoena for documents. Following the issuance of subpoenas for testimony, the SEC has deposed certain current and former Brad Foote and Company employees. The Company cannot currently predict the outcome of this investigation. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations. No estimate regarding the loss or range of loss, if any, that may be incurred in connection with this matter is possible at this time. All pending reimbursement requests from Tontine related to the SEC inquiry were resolved in the above-referenced settlement.

Environmental

        On February 15, 2011, pursuant to a search warrant, officials from the United States Environmental Protection Agency ("USEPA") entered and conducted a search of the Cicero Avenue Facility in connection with the alleged improper disposal of industrial wastewater to the sewer. Also on or about February 15, 2011, in connection with the same matter, the Company received a grand jury subpoena requesting testimony and the production of certain documents relating to the Cicero Avenue Facility's past compliance with certain environmental laws and regulations relating to the generation, discharge and disposal of wastewater from certain of its processes between 2004 and the present. On or about February 23, 2011, the Company received another grand jury subpoena relating to the same investigation, requesting testimony and the production of certain other documents relating to certain of the Cicero Avenue Facility's employees, environmental and manufacturing processes, and disposal practices. On April 5, 2012, the Company received a letter from the United States Attorney's Office, Northern District of Illinois ("USAO") requesting the production of certain financial records from 2008 to the present. The Company completed its response to the subpoenas and to the USAO's request and has also voluntarily instituted corrective measures at the Cicero Avenue Facility, including changes to its wastewater disposal practices. On September 24, 2013, the USAO commenced a criminal action in the USDC based on this investigation. Subsequently, Brad Foote entered into a plea agreement with the USAO (the "Plea Agreement") with regard to this criminal action, pursuant to which Brad Foote agreed to plead guilty to one count of knowingly violating the Clean Water Act, Title 33, United States Code, Section 1319(c)(2)(A) and pay a $1,500 fine (payable in three installments of $500 within three years of the date of sentencing), subject to the USDC's approval of the Plea Agreement. Brad Foote pled guilty pursuant to the Plea Agreement on November 13, 2013, and the USDC approved the Plea Agreement on February 19, 2014.

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
3.4
Certificate of Designation of the Series A Junior Participating Preferred Stock of the Company dated February 13, 2013 (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A filed February 13, 2013)
4.1
Section 382 Rights Agreement, dated as of February 12, 2013, between the Company and Wells Fargo Bank, National Association, as rights agent, which includes the Form of Rights Certificate as Exhibit B thereto (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed February 13, 2013)

Exhibit Number	Description
4.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A filed February 13, 2013)
10.1
Lease Agreement dated December 26, 2007 between Tower Tech Systems Inc. and City Centre, LLC (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007)
10.2
Purchase Agreement Addendum dated as of February 11, 2008 between Brad Foote Gear Works, Inc. and BFG Cicero LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 21, 2008)
10.3
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
10.7
Securities Purchase Agreement dated as of August 22, 2007 among the Company, Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 24, 2007)
10.8
Amended and Restated Securities Purchase Agreement dated as of January 3, 2008 among the Company, Tontine Capital Partners, L.P., Tontine Partners, L.P. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 4, 2008)
10.9
Securities Purchase Agreement dated as of April 22, 2008 among the Company, Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 28, 2008)
10.10
Securities Purchase Agreement dated as of April 22, 2008 between the Company and Charles H. Beynon (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 28, 2008)
10.11
Registration Rights Agreement dated as of March 1, 2007 among the Company, Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 5, 2007)

Exhibit Number		Description
10.12		Amendment to Registration Rights Agreement dated as of October 19, 2007 among the Company, Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed October 24, 2007)
10.13
Amendment No. 2 to Registration Rights Agreement dated as of July 18, 2008 among the Company, Tontine Capital Partners L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine 25 Overseas Master Fund, L.P. and Tontine Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 23, 2008)
10.14
Amendment No. 3 to Registration Rights Agreement dated as of September 12, 2008 among the Company, Tontine Capital Partners L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine 25 Overseas Master Fund, L.P. and Tontine Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 12, 2008)
10.15
Amendment No. 4 to Registration Rights Agreement dated as of October 31, 2008 among the Company, Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 4, 2008)
10.16
Waiver relating to Registration Rights Agreement, dated January 9, 2009, by Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 15, 2009)
10.17
Registration Rights Agreement dated as of October 19, 2007 among the Company and the shareholders of Brad Foote Gear Works, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 24, 2007)
10.18
Registration Rights Agreement dated as of January 16, 2008 among the Company and the members of Energy Maintenance Service, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 23, 2008)
10.19
Registration Rights Agreement dated as of April 24, 2008 between the Company and Charles H. Beynon (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed April 28, 2008)
10.20
Registration Rights Agreement dated as of June 4, 2008 between the Company and the shareholders of Badger Transport, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 10, 2008)
10.21	†
Amended and Restated Employment Agreement dated as of December 17, 2012 between the Company and Peter C. Duprey (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 17, 2012)
10.22	†
Amended and Restated Employment Agreement dated as of December 17, 2012 between the Company and Jesse E. Collins, Jr. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 21, 2012)

Exhibit Number		Description
10.23		Separation Agreement dated as of October 24, 2013, by and between the Company and Jesse E. Collins, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 28, 2013)
10.24	†
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
10.26		Separation Agreement, dated as of January 14, 2013, between the Company and J.D. Rubin (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 15, 2013)
10.27	†	Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 26, 2007)
10.28	†	Broadwind Energy, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012)
10.29	†	Broadwind Energy, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012)
10.30	†	Form of Executive Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.31	†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.32	†	Form of Nonqualified Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.33	†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.34	†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.35	†	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.36	†	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.37	†	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)

Exhibit Number		Description
10.38	†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.39	†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.40	†	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.41
Loan and Security Agreement dated as of August 23, 2012 among the Company, Brad Foote Gear Works, Inc., Broadwind Towers, Inc., Broadwind Services, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 23, 2012)
10.42
First Amendment to Loan and Security Agreement and Waiver, dated as of February 13, 2013, among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012)
10.43
Second Amendment to Loan and Security Agreement and Waiver, dated as of September 30, 2013, among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013)
10.44
Amended and Restated Lease for Industrial/Manufacturing Space dated as of May 1, 2010 between Tower Tech Systems Inc. and City Centre, L.L.C. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)
10.45		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)
10.46
Amendment Agreement dated as of April 1, 2013, among the Company; Tontine Capital Management, L.L.C., a Delaware limited liability company; Tontine Capital Overseas GP, L.L.C., a Delaware limited liability company; Tontine Management, L.L.C., a Delaware limited liability company; Tontine Overseas Associates, L.L.C., a Delaware limited liability company; Tontine Capital Overseas Master Fund II, L.P., a Cayman Islands limited partnership; Tontine Power Partners, L.P., a Delaware limited partnership; Tontine Associates, L.L.C., a Delaware limited liability company; Tontine Partners, L.P., a Delaware limited partnership; Tontine Capital Partners, L.P., a Delaware limited partnership; Tontine Overseas Fund, LTD., a Cayman Islands exempted company; Tontine 25 Overseas Master Fund, L.P., a Cayman Islands limited partnership; and Tontine Capital Overseas Master Fund, L.P., a Cayman Islands limited partnership (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013)
16.1
Letter from Grant Thornton LLP to the Securities and Exchange Commission dated October 31, 2013 (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed October 31, 2013)

Exhibit Number	Description
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Grant Thornton LLP (filed herewith)
23.2	Consent of KPMG LLP (filed herewith)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

†
Indicates management contract or compensation plan or arrangement.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2014.

BROADWIND ENERGY, INC.
By:	/s/ PETER C. DUPREY PETER C. DUPREY President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ PETER C. DUPREY Peter C. Duprey	President and Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2014
/s/ STEPHANIE K. KUSHNER Stephanie K. Kushner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2014
/s/ ROBERT R. ROGOWSKI Robert R. Rogowski	Vice President and Corporate Controller (Principal Accounting Officer)	March 12, 2014
/s/ DAVID P. REILAND David P. Reiland	Director and Chairman of the Board	March 12, 2014
/s/ TERENCE P. FOX Terence P. Fox	Director	March 12, 2014
/s/ CHARLES H. BEYNON Charles H. Beynon	Director	March 12, 2014
/s/ WILLIAM T. FEJES, JR. William T. Fejes, Jr.	Director	March 12, 2014
/s/ THOMAS A. WAGNER Thomas A. Wagner	Director	March 12, 2014