Form 10-Q
period 2014-03-31
BROADWIND ENERGY, INC.
filed 2014-04-30
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of registrant’s common stock, par value $0.001, outstanding as of April 24, 2014: 14,711,595.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.                          FINANCIAL INFORMATION

Item 1.         Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,601	$24,936
Short-term investments	1,795	1,143
Restricted cash	83	83
Accounts receivable, net of allowance for doubtful accounts of $59 and $17 as of March 31, 2014 and December 31, 2013, respectively	23,640	18,735
Inventories, net	39,123	37,143
Prepaid expenses and other current assets	1,925	2,325
Assets held for sale	1,582	1,970
Total current assets	77,749	86,335
Property and equipment, net	67,797	69,077
Intangible assets, net	5,792	5,903
Other assets	2,278	2,379
TOTAL ASSETS	$153,616	$163,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit and notes payable	$—	$—
Current maturities of long-term debt	179	201
Current portions of capital lease obligations	946	933
Accounts payable	24,424	27,537
Accrued liabilities	7,327	8,115
Customer deposits	18,727	22,993
Liabilities held for sale	361	749
Total current liabilities	51,964	60,528

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,612	2,755
Long-term capital lease obligations, net of current portions	952	1,193
Other	3,415	3,888
Total long-term liabilities	6,979	7,836

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,696,157 and 14,627,990 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	15	15
Additional paid-in capital	376,511	376,125
Accumulated deficit	(281,853)	(280,810)
Total stockholders’ equity	94,673	95,330
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,616	$163,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013

Revenues	$58,800	$45,506
Cost of sales	53,438	42,881
Restructuring	269	455
Gross profit	5,093	2,170

OPERATING EXPENSES:
Selling, general and administrative	5,917	5,388
Intangible amortization	111	665
Restructuring	60	601
Total operating expenses	6,088	6,654
Operating loss	(995)	(4,484)

OTHER (EXPENSE) INCOME, net:
Interest expense, net	(160)	(391)
Other, net	136	335
Gain on sale of assets and restructuring	—	13
Total other (expense) income, net	(24)	(43)

Net loss from continuing operations before provision for income taxes	(1,019)	(4,527)
Provision for income taxes	24	22
LOSS FROM CONTINUING OPERATIONS	(1,043)	(4,549)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(210)
NET LOSS	$(1,043)	$(4,759)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Loss from continuing operations	$(0.07)	$(0.32)
Loss from discontinued operations	—	(0.01)
Net loss	$(0.07)	$(0.33)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	14,659	14,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares Issued and Outstanding	Issued Amount	Additional Paid-in Capital	Accumulated Deficit	Total

BALANCE, December 31, 2012	14,197,792	$14	$373,605	$(270,311)	$103,308

Stock issued for restricted stock	258,284	1	—	—	1
Stock issued under stock option plans	5,400	—	18		18
Stock issued under defined contribution 401(k) retirement savings plan	166,514	—	681	—	681
Share-based compensation	—	—	1,821	—	1,821
Net loss	—	—	—	(10,499)	(10,499)
BALANCE, December 31, 2013	14,627,990	$15	$376,125	$(280,810)	$95,330

Stock issued for restricted stock	50,921	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	17,246	—	163	—	163
Share-based compensation	—	—	223	—	223
Net loss	—	—	—	(1,043)	(1,043)
BALANCE, March 31, 2014	14,696,157	$15	$376,511	$(281,853)	$94,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,043)	$(4,759)
Loss from discontinued operations	—	210
Loss from continuing operations	(1,043)	(4,549)

Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	3,114	3,986
Stock-based compensation	223	427
Allowance for doubtful accounts	42	(154)
Common stock issued under defined contribution 401(k) plan	163	138
Loss on disposal of assets	5	15
Changes in operating assets and liabilities:
Accounts receivable	(4,947)	(6,156)
Inventories	(1,980)	(8,058)
Prepaid expenses and other current assets	457	(503)
Accounts payable	(2,672)	7,852
Accrued liabilities	(788)	(69)
Customer deposits	(4,266)	4,149
Other non-current assets and liabilities	(425)	82
Net cash used in operating activities	(12,117)	(2,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(2,543)	—
Sales and maturities of available for sale securities	1,890
Purchases of property and equipment	(2,200)	(1,375)
Proceeds from disposals of property and equipment	45	4
Net cash used in investing activities	(2,808)	(1,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit and notes payable	(164)	(44,606)
Proceeds from lines of credit and notes payable	—	49,408
Principal payments on capital leases	(246)	(570)
Net cash (used in) provided by financing activities	(410)	4,232

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,335)	21
CASH AND CASH EQUIVALENTS, beginning of the period	24,936	516
CASH AND CASH EQUIVALENTS, end of the period	$9,601	$537

Supplemental cash flow information:
Interest paid	$143	$334
Income taxes paid	$2	$13
Non-cash investing and financing activities:
Issuance of restricted stock grants	$138	$317

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2014. The December 31, 2013 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the condensed consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. and its wholly-owned subsidiaries Broadwind Towers, Inc. (“Broadwind Towers”), Brad Foote Gear Works, Inc. (“Brad Foote”) and Broadwind Services, LLC (“Broadwind Services”) (collectively, “Subsidiaries”). All intercompany transactions and balances have been eliminated.

There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2014 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Company Description

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its Subsidiaries.

Broadwind provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the U.S. The Company’s most significant presence is within the U.S. wind energy industry, although it has diversified into other industrial markets in order to improve its capacity utilization and reduce its exposure to uncertainty related to favorable governmental policies currently supporting the U.S. wind energy industry. For the first three months of 2014, 81% of the Company’s revenue was derived from sales associated with new wind turbine installations.

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

Liquidity

On August 23, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with AloStar Bank of Commerce (“AloStar”), providing the Company with a new $20,000 secured credit facility (the “Credit Facility”). Pursuant to the Loan Agreement, AloStar will advance funds, as requested, against the Company’s borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Under this borrowing structure, borrowings are continuous and all cash proceeds received by the Company are automatically applied to the outstanding borrowed balance. As of March 31, 2014, the Company had cash and cash equivalents and short-term investments that totaled $11,396, the Credit Facility was undrawn and the Company had the ability to borrow up to $15,201 thereunder.

The Company has incurred operating losses since inception, partly due to large non-cash charges attributable to significant capital expenditures and acquisition outlays during 2007 and 2008. The Company anticipates that current cash resources, amounts available under the Credit Facility, and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. As discussed further in Note 8, “Debt and Credit Agreements” of these condensed consolidated financial statements, as of March 31, 2014, the Company is obligated to make principal payments on outstanding debt totaling $179 during the next twelve months. If assumptions regarding the Company’s production, sales and subsequent collections from several of the Company’s large customers, as well as customer advances and revenues generated from new customer orders, are not materially consistent with management’s expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company cannot make scheduled payments on its debt, or comply with applicable covenants, it may lose operational flexibility and/or have to delay planned investments. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash flows to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, that it will be able to comply with applicable loan covenants or that credit facilities will be available in an amount sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs.

Please refer to Note 17, “Restructuring” of these condensed consolidated financial statements for a discussion of the restructuring plan which the Company initiated in the third quarter of 2011. To date, the Company has incurred $12,300 of net costs in conjunction with its restructuring plan. Including costs incurred to date, the Company expects that a total of approximately $13,300 of net costs will be incurred to implement this restructuring plan. Of the total restructuring costs incurred, approximately $4,800 consists of non-cash charges.

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013, as follows:

	Three Months Ended
	March 31,
	2014	2013
Basic earnings per share calculation:

Net loss	$(1,043)	$(4,759)

Weighted average number of common shares outstanding	14,659,448	14,267,149
Basic net loss per share	$(0.07)	$(0.33)

Diluted earnings per share calculation:

Net loss	$(1,043)	$(4,759)

Weighted average number of common shares outstanding	14,659,448	14,267,149
Common stock equivalents:
Stock options and unvested restricted stock units (1)	—	—
Weighted average number of common shares outstanding	14,659,448	14,267,149
Diluted net loss per share	$(0.07)	$(0.33)

(1)                   Stock options and unvested restricted stock units granted and outstanding of 824,426 and 953,899 as of March 31, 2014 and 2013, respectively, are excluded from the computation of diluted earnings per share due to the anti-dilutive effect as a result of the Company’s net loss for these respective periods.

NOTE 3 — DISCONTINUED OPERATIONS

In December 2010, the Company’s Board of Directors (the “Board”) approved a plan to divest the Company’s wholly-owned subsidiary Badger Transport, Inc. (“Badger”), which formerly comprised the Company’s Logistics segment. In March 2011, the Company completed the sale of Badger to BTI Logistics, LLC. As a component of the proceeds from the sale, the Company received a $1,500 secured promissory note payable from the purchaser. There is a balance of $860 outstanding on the note receivable, all of which is considered past due. As a result of the uncertainty related to any future expected payments from the purchaser, the note is fully reserved for at March 31, 2014.

NOTE 4 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. Marketable investments with original maturities between three and twelve months are recorded as short-term investments. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company’s condensed consolidated statements of operations. As of March 31, 2014 and December 31, 2013, cash and cash equivalents totaled

$9,601 and $24,936, respectively, and short-term investments totaled $1,795 and $1,143, respectively. The components of cash and cash equivalents and short-term investments as of March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31,	December 31,
	2014	2013
Cash and cash equivalents:
Cash	$9,196	$12,021
Money market funds	369	7,423
Municipal bonds	36	5,492
Total cash and cash equivalents	9,601	24,936

Short-term investments (available-for-sale):
Municipal bonds	1,795	1,143

Total cash and cash equivalents and short-term investments	11,396	26,079

NOTE 5 — INVENTORIES

The components of inventories as of March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31,	December 31,
	2014	2013

Raw materials	$21,848	$21,859
Work-in-process	12,168	11,212
Finished goods	7,537	6,381
	41,553	39,452
Less: Reserve for excess and obsolete inventory	(2,430)	(2,309)
Net inventories	$39,123	$37,143

NOTE 6 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed during 2007. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. The Company tests intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the first quarter of 2014, the Company identified triggering events associated with the Company’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets. Based upon the Company’s assessment, the recoverable amount was in excess of the carrying amount of the intangible assets, and no impairment to these assets was indicated as of March 31, 2014.

As of March 31, 2014 and December 31, 2013, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	March 31, 2014				December 31, 2013
				Weighted				Weighted
			Net	Average			Net	Average
	Cost	Accumulated	Book	Amortization	Cost	Accumulated	Book	Amortization
	Basis	Amortization	Value	Period	Basis	Amortization	Value	Period
Intangible assets:
Customer relationships	$3,979	$(3,606)	$373	7.2	$3,979	$(3,595)	$384	7.2
Trade names	7,999	(2,580)	5,419	20.0	7,999	(2,480)	5,519	20.0

Intangible assets	$11,978	$(6,186)	$5,792	15.8	$11,978	$(6,075)	$5,903	15.8

As of March 31, 2014, estimated future amortization expense is as follows:

2014	$333
2015	444
2016	444
2017	444
2018	444
2019 and thereafter	3,683
Total	$5,792

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013

Accrued payroll and benefits	$3,636	$5,144
Accrued property taxes	211	143
Income taxes payable	514	493
Accrued professional fees	137	36
Accrued warranty liability	370	457
Accrued regulatory settlement	500	—
Accrued environmental reserve	500	500
Accrued self-insurance reserve	1,018	803
Accrued other	441	539
Total accrued liabilities	$7,327	$8,115

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013

Lines of credit	$—	$—
Term loans and notes payable	2,791	2,956
Less: Current portion	(179)	(201)
Long-term debt, net of current maturities	$2,612	$2,755

Credit Facilities

AloStar Credit Facility

The Credit Facility is a secured three year asset based revolving credit facility, pursuant to which AloStar will advance funds when requested against a borrowing base consisting of approximately 85% of the face value of eligible accounts receivable of the Company and approximately 50% of the book value of eligible inventory of the Company. Borrowings under the Credit Facility bear interest at a per annum rate equal to the one month London Interbank Offered Rate plus a margin of 4.25%, with a minimum interest rate of 5.25% per annum. The Company must also pay an unused facility fee to AloStar equal to 0.50% per annum on the unused portion of the Credit Facility along with other standard fees. The Loan Agreement ends on August 23, 2015.

The Loan Agreement contains customary representations and warranties. It also contains a requirement that the Company, on a consolidated basis, maintain a minimum monthly fixed charge coverage ratio and minimum monthly earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (“Adjusted EBITDA”), along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications.

The obligations under the Loan Agreement are secured by, subject to certain exclusions, (i) a first priority security interest in all of the accounts receivable, inventory, chattel paper, payment intangibles, cash and cash equivalents and other working capital assets and stock or other equity interests in the Subsidiaries, and (ii) a first priority security interest in all of Brad Foote’s equipment.

As of March 31, 2014, there was no outstanding indebtedness under the Credit Facility, the Company had the ability to borrow up to $15,201 and the per annum interest rate would have been 5.25%. The Company was in compliance with all applicable covenants under the Loan Agreement as of March 31, 2014.

Other

Included in Long Term Debt, Net of Current Maturities is $2,600 associated with the New Markets Tax Credit (“NMTC”) transaction described further in Note 16, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements. Additionally, the Company has approximately $191 of other term loans outstanding.

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

Level 2 — Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly. For the Company’s municipal bonds, we note that although quoted prices are available and used to value said assets, they are traded less frequently.

Level 3 — Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date. The Company used market negotiations to value its Gearing assets.  The Company used real estate appraisals to value the Clintonville, Wisconsin facility (the “Clintonville Facility”).

The following table represents the fair values of the Company’s financial assets as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Municipal bonds and money market funds	$—	$2,200	$—	$2,200
Assets measured on a nonrecurring basis:
Gearing equipment	—	—	761	761
Clintonville, WI facility			821	821
Gearing Cicero Ave. facility	—	—	560	560
Total assets at fair value	$—	$2,200	$2,142	$4,342

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Municipal bonds and money market funds	$—	$14,058	$—	$14,058
Assets measured on a nonrecurring basis:
Gearing equipment	—	—	1,149	1,149
Clintonville, WI facility			821	821
Gearing Cicero Ave. facility	—	—	560	560
Total assets at fair value	$—	$14,058	$2,530	$16,588

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

Due to the Company’s operating losses in the first quarter of 2014 combined with its history of continued operating losses, the Company continues to evaluate the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company’s March 31, 2014 assessment, the recoverable amount of undiscounted cash flows based upon the Company’s most recent projections substantially exceeded the carrying amount of invested capital for the Gearing and Services segments, respectively, and no impairment to these assets was indicated.

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of March 31, 2014, the Company had no net deferred income taxes due to the full recorded valuation allowance. During the three months ended March 31, 2014, the Company recorded a provision for income taxes of $24 compared to a provision for income taxes of $22 during the three months ended March 31, 2013.

The Company files income tax returns in U.S. federal and state jurisdictions. As of March 31, 2014, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2013, the Company had net operating loss (“NOL”) carryforwards of $167,229 expiring in various years through 2033.

It is reasonably possible that unrecognized tax benefits will decrease by up to approximately $32 as a result of the expiration of the applicable statutes of limitations within the next twelve months. In addition, Section 382  of the Internal Revenue Code of 1986, as amended (the “IRC”), generally imposes an annual limitation on the amount of NOL carryforwards and associated built-in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company’s ability to utilize NOL carryforwards and built-in losses may be limited, under this section or otherwise, by the Company’s issuance of common stock or by other changes in stock ownership. Upon completion of the Company’s analysis of IRC Section 382, the Company has determined that aggregate changes in stock ownership have triggered an annual limitation on NOL carryforwards and built-in losses available for utilization. To the extent the Company’s use of NOL carryforwards and associated built-in losses is significantly limited in the future due to additional changes in stock ownership, the Company’s income could be subject to U.S. corporate income tax earlier than it would be if the Company were able to use NOL carryforwards and built-in losses without such limitation, which could result in lower profits and the loss of benefits from these attributes.

The Company announced on February 13, 2013, that the Board had adopted a Stockholder Rights Plan (the “Rights Plan”) designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under IRC Section 382. The Rights Plan is intended to act as a deterrent to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.9% or more of the Company’s common stock and thereby triggering a further limitation of the Company’s available NOL carryforwards. In connection with the adoption of the Rights Plan, the Board declared a non-taxable dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock to the Company’s stockholders of record as of the close of business on February 22, 2013. Each Right entitles its holder to purchase from the Company one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $14.00 per Right, subject to adjustment. As a result of the Rights Plan, any person or group that acquires beneficial ownership of 4.9% or more of the Company’s common stock without the approval of the Board would be subject to significant dilution in the ownership interest of that person or group. Stockholders who owned 4.9% or more of the outstanding shares of the Company’s common stock as of February 12, 2013 will not trigger the preferred share purchase rights unless they acquire additional shares. The Rights Plan was subsequently approved by the Company’s stockholders at the Company’s 2013 Annual Meeting of Stockholders.

As of March 31, 2014, the Company had $286 of unrecognized tax benefits, all of which would have a favorable impact on income tax expense. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had accrued interest and penalties of $219 as of March 31, 2014. As of December 31, 2013, the Company had unrecognized tax benefits of $495, of which $209 represented accrued interest and penalties.

NOTE 11 — SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

2007 Equity Incentive Plan

The Company has granted incentive stock options and other equity awards pursuant to the Amended and Restated Broadwind Energy, Inc. 2007 Equity Incentive Plan (the “2007 EIP”), which was approved by the Board in October 2007 and by the Company’s stockholders in June 2008. The 2007 EIP has been amended periodically since its original approval.

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. As of March 31, 2014, the Company had reserved 73,897 shares for issuance upon the exercise of stock options outstanding and 74,659 shares for issuance upon the vesting of restricted stock unit (“RSU”) awards outstanding. As of March 31, 2013, 213,070 shares of common stock reserved for stock options and RSU awards under the 2007 EIP have been issued in the form of common stock.

2012 Equity Incentive Plan

The Company has granted incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2012 Equity Incentive Plan (the “2012 EIP;” together with the 2007 EIP, the “Equity Incentive Plans”), which was approved by the Board in March 2012 and by the Company’s stockholders in May 2012. The purposes of the 2012 EIP are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2012 EIP by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining officers, other employees, non-employee directors and independent contractors; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders. Under the 2012 EIP, the Company may grant (i) non-qualified stock options; (ii) “incentive stock options” (within the meaning of IRC Section 422); (iii) stock appreciation rights; (iv) restricted stock and RSUs; and (v) performance awards.

The 2012 EIP reserves 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of March 31, 2014, the Company had reserved 116,987 shares for issuance upon the exercise of stock options outstanding and 558,883 shares for issuance upon the vesting of RSU awards outstanding. As of March 31, 2014, 192,193 shares of common stock reserved for stock options and RSU awards under the 2012 EIP have been issued in the form of common stock.

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

Restricted Stock Units.  The granting of RSUs is provided for under the Equity Incentive Plans. RSUs generally vest on the anniversary of the grant date, with vesting terms that may range from one to five years from the date of grant. The fair value of each RSU granted is equal to the closing price of the Company’s common stock on the date of grant and is generally expensed ratably over the vesting term of the RSU award.

The following table summarizes stock option activity during the three months ended March 31, 2014 under the Equity Incentive Plans, as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2013	207,775	$26.22
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(16,891)	$101.25
Outstanding as of March 31, 2014	190,884	$19.58

Exercisable as of March 31, 2014	91,440	$35.62

The following table summarizes RSU activity during the three months ended March 31, 2014 under the Equity Incentive Plans, as follows:

	Number of RSU’s	Weighted Average Grant-Date Fair Value Per RSU
Outstanding as of December 31, 2013	670,338	$4.47
Granted	48,784	$8.86
Vested	(76,639)	$4.52
Forfeited	(8,941)	$4.60
Outstanding as of March 31, 2014	633,542	$4.80

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. There were no stock options granted during the three months ended March 31, 2014.

The Company utilized a forfeiture rate of 25% during the three months ended March 31, 2014 and 2013 for estimating the forfeitures of stock compensation granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, as follows:

	Three Months Ended March 31,
	2014	2013
Share-based compensation expense:
Cost of Sales	$62	$31
Selling, general and administrative	161	396
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$223	$427

Reduction in earnings per share:
Basic and diluted earnings per share (2)	$0.02	$0.03

(1) Income tax benefit is not illustrated because the Company is currently operating at a loss and an actual income tax benefit was not realized for the three months ended March 31, 2014 and 2013. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

(2) Diluted earnings per share for the three months ended March 31, 2014 and 2013 does not include common stock equivalents due to their anti-dilutive nature as a result of the Company’s net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

As of March 31, 2014, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and RSUs, in the amount of approximately $2,263 will be recognized through 2017. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

NOTE 12 — LEGAL PROCEEDINGS

Shareholder Lawsuits

Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Illinois (the “USDC”) against certain of the Company’s current and former officers and directors, and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets and unjust enrichment, including in connection with the January 2010 secondary public offering of the Company’s common stock. One of the lawsuits also alleged that certain directors violated Section 14(a) of the Securities Exchange Act of 1934, as amended, in connection with the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders. Two of the matters pending in the USDC were subsequently consolidated, and on May 15, 2012, the USDC granted the defendants’ motion to dismiss the consolidated cases and also entered an order dismissing the third case. On January 17, 2014, the Company and the plaintiffs from the consolidated derivative lawsuit filed a joint motion to reopen the derivative action and preliminarily approve a derivative settlement. The USDC subsequently reopened the derivative action and granted preliminary approval of the settlement on February 3, 2014. The settlement resolves outstanding shareholder derivative claims, including those raised in certain shareholder demand letters received by the Board. The terms of the settlement include the adoption by the Company of certain corporate governance reforms, along with other remedial measures. The settlement provides for the Company’s insurance carrier and/or the Company to pay plaintiffs’ counsel’s attorneys’ fees and expenses in the amount of $600. The USDC granted final approval of the settlement on April 3, 2014.

The Company received a request from the Tontine defendants for indemnification in the derivative lawsuits from Tontine and/or Mr. Gendell pursuant to various agreements related to shares of the Company’s common stock owned by Tontine. The Company maintains directors and officers liability insurance; however, the costs of indemnification for Mr. Gendell and/or Tontine would not be covered by any Company insurance policy. The Company subsequently entered into an agreement with Tontine providing, among other things, for the settlement of these indemnification claims and related matters in consideration for a payment in the amount of $495, which was paid in 2013.

SEC Inquiry

In August 2011, the Company received a subpoena from the United States Securities and Exchange Commission (“SEC”) seeking documents related to certain accounting practices at Brad Foote. The subpoena was issued following an informal inquiry that the Company received from the SEC in November 2010, which likely arose out of a whistleblower complaint that the SEC received related to revenue recognition, cost accounting and intangible and fixed asset valuations at Brad Foote. The Company has been in regular contact with the SEC, and in its communications the SEC clarified or supplemented the requests for documents contained in the SEC’s subpoena. The Company has produced documents responsive to such requests and completed the process of responding to the subpoena for documents. Following the issuance of subpoenas for testimony, the SEC has deposed certain current and former Company employees. The Company cannot currently predict the outcome of this investigation. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations. No estimate regarding the loss or range of loss, if any, that may be incurred in connection with this matter is possible at this time. All pending reimbursement requests from Tontine related to the SEC inquiry were resolved in the above-referenced settlement

Environmental

On February 15, 2011, pursuant to a search warrant, officials from the United States Environmental Protection Agency (“USEPA”) entered and conducted a search of Brad Foote’s facility at 1309 Cicero Avenue in Cicero, Illinois (the “Cicero Avenue Facility”) in connection with the alleged improper disposal of industrial wastewater to the sewer. Also on or about February 15, 2011, in connection with the same matter, the Company received a grand jury subpoena requesting testimony and the production of certain documents relating to the Cicero Avenue Facility’s past compliance with certain environmental laws and regulations relating to the generation, discharge and disposal of wastewater from certain of its processes between 2004 and the present. On or about February 23, 2011, the Company received another grand jury subpoena relating to the same investigation, requesting testimony and the production of certain other documents relating to certain of the Cicero Avenue Facility’s employees, environmental and manufacturing processes, and disposal practices. On April 5, 2012, the Company received a letter from the United States Attorney’s Office, Northern District of Illinois (“USAO”) requesting the production of certain financial records from 2008 to the present. The Company completed its response to the subpoenas and to the USAO’s request and has also voluntarily instituted corrective measures at the Cicero Avenue Facility, including changes to its wastewater disposal practices. On September 24, 2013, the USAO commenced a criminal action in the USDC based on this investigation. Subsequently, Brad Foote entered into a plea agreement with the USAO (the “Plea Agreement”) with regard to this criminal action, pursuant to which Brad Foote agreed to plead guilty to one count of knowingly violating the Clean Water Act, Title 33, United States Code, Section 1319(c)(2)(A) and pay a $1,500 fine (payable in three annual installments of $500 within three years of the date of sentencing), subject to the USDC’s approval of the Plea Agreement. Brad Foote pled guilty pursuant to the Plea Agreement on November 13, 2013, and the USDC approved the Plea Agreement on February 19, 2014.

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

Towers and Weldments

The Company manufactures towers for wind turbines, specifically the large and heavier wind towers that are designed for two megawatt (“MW”) and larger wind turbines. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 500 towers, sufficient to support turbines generating more than 1,200 MW of power. This product segment also encompasses the manufacture of specialty fabrications and specialty weldments for mining and other industrial customers.

Gearing

The Company engineers, builds and remanufactures precision gears and gearing systems for oil and gas, wind, mining, steel and other industrial applications. The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment in Neville Island, Pennsylvania.

Services

The Company offers a comprehensive range of services, primarily to wind farm developers and operators. The Company specializes in non-routine maintenance services for both kilowatt and megawatt turbines. The Company also offers comprehensive field services to the wind energy industry. The Company is increasingly focusing its efforts on the identification and/or development of product and service offerings which will improve the reliability and efficiency of wind turbines, and therefore enhance the economic benefits to its customers. The Company provides wind services across the U.S., with primary service locations in South Dakota and Texas. In February 2011, the Company put into operation its Abilene, Texas drivetrain service center facility (the “Gearbox Facility”), which is focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing.

Corporate and Eliminations

“Corporate” includes the assets and selling, general and administrative expenses of the Company’s corporate office. “Eliminations” comprises adjustments to reconcile segment results to consolidated results.

Summary financial information by reportable segment for the three months ended March 31, 2014 and 2013 is as follows:

For the Three Months Ended March 31, 2014:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$48,134	$8,275	$2,391	$—	$—	$58,800
Intersegment revenues (1)	160	499	47	—	(706)	—
Operating profit (loss)	5,612	(2,966)	(1,339)	(2,253)	(49)	(995)
Depreciation and amortization	984	1,801	313	16	—	3,114
Capital expenditures	1,233	634	30	303	—	2,200

For the Three Months Ended March 31, 2013:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$29,868	$8,169	$7,469	$—	$—	$45,506
Intersegment revenues (1)	3	2,551	15	—	(2,569)	—
Operating profit (loss)	2,154	(2,977)	(702)	(2,961)	2	(4,484)
Depreciation and amortization	951	2,710	313	12	—	3,986
Capital expenditures	242	643	213	277	—	1,375

	Total Assets as of
	March 31,	December 31,
Segments:	2014	2013

Towers and Weldments	$56,913	$51,934
Gearing	62,428	66,208
Services	15,249	14,800
Assets held for sale	1,582	1,970
Corporate	300,408	300,835
Eliminations	(282,964)	(272,053)
	$153,616	$163,694

(1)   Intersegment revenues primarily consist of sales from Gearing to Services. Sales from Gearing to Services totaled $499 and $2,551 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Environmental Compliance and Remediation Liabilities

The Company’s operations and products are subject to a variety of environmental laws and regulations in the jurisdictions in which the Company operates and sells products governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous materials, soil and groundwater contamination, employee health and safety, and product content, performance and packaging. Also, certain environmental laws can impose the entire cost or a portion of the cost of investigating and cleaning up a contaminated site, regardless of fault, upon any one or more of a number of parties, including the current or previous owners or operators of the site. These environmental laws also impose liability on any person who arranges for the disposal or treatment of hazardous substances at a contaminated site. Third parties may also make claims against owners or operators of sites and users of disposal sites for personal injuries and property damage associated with releases of hazardous substances from those sites. Refer to Note 12, “Legal Proceedings” of these consolidated financial statements for further discussion of environmental compliance and remediation liabilities.

In connection with the Company’s ongoing restructuring initiatives, during the third quarter of 2012, the Company identified a liability associated with the Cicero Avenue Facility. The liability is associated with environmental remediation costs that were identified while preparing the site for sale. During 2013, the Company applied for and was accepted into the Illinois Environmental Protection Agency (“IEPA”) voluntary site remediation program. In the first quarter of 2014, the Company completed a comprehensive review of remedial options for the Cicero Avenue Facility and selected a preferred remediation technology. As part of the voluntary site remediation program, the Company plans to submit a request to the IEPA for approval to conduct a pilot study to test the effectiveness of the selected remediation technology. The Company will continue to reevaluate its reserve balance associated with this matter as it gathers additional information. As of March 31, 2014, the accrual balance associated with this matter totaled $500.

Warranty Liability

The Company provides warranty terms that range from one to five years for various products and services supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of March 31, 2014 and 2013, estimated product warranty liability was $370 and $693, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the three months ended March 31, 2014 and 2013 were as follows:

	For the Three Months Ended March 31,
	2014	2013

Balance, beginning of period	$457	$707
Reduction of warranty reserve	(70)	(6)
Warranty claims	(17)	(8)
Balance, end of period	$370	$693

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the three months ended March 31, 2014 and 2013 consisted of the following:

	For the Three Months Ended March 31,
	2014	2013

Balance at beginning of period	$17	$453
Bad debt expense	54	99
Write-offs	(12)	(254)
Balance at end of period	$59	$298

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of March 31, 2014.

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, the Company began to self-insure for its workers’ compensation liabilities, including reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. The Company takes into account claims incurred but not reported when determining its workers’ compensation reserves. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of March 31, 2014, the Company had $1,018 accrued for self-insured workers’ compensation claims.

Other

As of December 31, 2013, approximately 18% of the Company’s employees were covered by two collective bargaining agreements with local unions in Cicero, Illinois and Neville Island, Pennsylvania. The collective bargaining agreement with the Cicero union subsequently expired in February 2014, and the parties are currently negotiating a new collective bargaining agreement. The collective bargaining agreement with the Neville Island union is expected to remain in effect through October 2017.

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

The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company’s condensed consolidated balance sheet as of March 31, 2014. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest in the third quarter of 2018. Capital One may exercise an option to put its investment and receive $130 from the Company. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company expects that Capital One will exercise the put option at the end of the tax credit recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

The Company has determined that two pass-through financing entities created under this transaction structure are variable interest entities (“VIEs”). The ongoing activities of the VIEs—collecting and remitting interest and fees and complying with NMTC program requirements—were considered in the initial design of the NMTC Transaction and are not expected to significantly affect economic performance throughout the life of the VIEs. In making this determination, management also considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees under the transaction structure, Capital One’s lack of a material interest in the underlying economics of the project, and the fact that the Company is obligated to absorb losses of the VIEs. The Company has concluded that it is required to consolidate the VIEs because the Company has both (i) the power to direct those matters that most significantly impact the activities of each VIE and (ii) the obligation to absorb losses or the right to receive benefits of each VIE.

The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One’s net contribution of $2,600 is included in Long Term Debt, Net of Current Maturities in the condensed consolidated balance sheet as of March 31, 2014. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred.

NOTE 17 — RESTRUCTURING

The Company’s total net restructuring charges incurred to date are detailed below:

	2011	2012	2013	Q1 ‘14	Total
	Actual	Actual	Actual	Actual	Incurred
Restructuring charges:
Capital expenditures	$5	$2,596	$2,352	$441	$5,394
Gain on sale of Brandon, SD Facility	—	—	(3,585)	—	(3,585)
Accelerated depreciation	—	819	898	—	1,717
Severance	430	—	435	—	865
Impairment charges	—	—	2,365	—	2,365
Moving and other exit-related costs	439	1,677	3,085	329	5,530
Total	874	5,092	5,550	770	12,286

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

The Company is executing a plan to reduce its facility footprint by approximately 40% through the sale and/or closure through the end of 2014 of facilities comprising a total of approximately 600,000 square feet. The Company has so far closed or reduced its leased presence at six facilities and achieved a reduction of approximately 400,000 square feet. During 2013, the Company determined that the Clintonville Facility was no longer required in its operations and reclassified the property and equipment associated with the Clintonville Facility, as well as certain Gearing equipment, to Assets Held for Sale. The most significant remaining reduction relates to the anticipated closure and disposition of the Cicero Avenue Facility. The use of the Cicero Avenue Facility in the Company’s production was significantly curtailed at the end of 2013, and the Company recorded a related $1,732 impairment, primarily in cost of sales in the fourth quarter of 2013. The Company believes its remaining locations will be sufficient to support its Towers and Weldments, Gearing, Services and general corporate and administrative activities, while allowing for growth for the next several years.

In the third quarter of 2012, the Company identified a liability associated with the planned sale of the Cicero Avenue Facility. The liability is associated with environmental remediation costs that were originally identified while preparing the site for sale. The liability has been adjusted as needed since being originally identified and the expenses associated with this liability have been recorded as restructuring charges. As of March 31, 2014 the accrual balance remaining was $500.

Including costs incurred to date, the Company expects that a total of approximately $13,300 of net costs will be incurred to implement this restructuring initiative. To date, the Company has incurred approximately $12,300, or 92% of the total expected restructuring costs. The Company’s restructuring charges generally include costs to close or exit facilities, costs to move equipment, the related costs of building infrastructure for moved equipment and employee related costs. Of the total restructuring costs incurred, a total of approximately $4,800 consists of non-cash charges. Restructuring costs incurred to date include $900 of severance and $1,750 of accelerated depreciation of the Cicero Avenue Facility. The table below details the Company’s total net restructuring charges incurred to date and the total net expected restructuring charges as of March 31, 2014:

	2011	2012	2013	Q1 ‘14	Total	Total
	Actual	Actual	Actual	Actual	Incurred	Projected
Capital expenditures:
Gearing	$5	$2,072	$2,075	$441	$4,593	$4,975
Corporate	—	524	277	—	801	801
Total capital expenditures	5	2,596	2,352	441	5,394	5,776

Cash expenses:
Cost of sales:
Gearing	131	308	2,176	269	2,884	3,486
Services	—	225	234	—	459	459
Total cost of sales	131	533	2,410	269	3,343	3,945

Selling, general, and administrative expenses:
Towers	—	130	176	18	324	324
Gearing	35	520	451	42	1,048	1,048
Services	—	40	—	—	40	40
Corporate	406	49	462	—	917	917
Total selling, general and administrative expenses	441	739	1,089	60	2,329	2,329

Other - Towers and Weldments gain on Brandon, SD Facility:	—	—	(3,585)	—	(3,585)	(3,585)
Non-cash expenses:
Towers	—	—	291	—	291	291
Gearing	247	1,166	3,008	—	4,421	4,421
Services	—	58	(15)	—	43	43
Corporate	50	—	—	—	50	50
Total non-cash expenses	297	1,224	3,284	—	4,805	4,805
Grand total	$874	$5,092	$5,550	$770	$12,286	$13,270

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1, “Financial Statements,” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 2. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties.

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

First Quarter Overview

We recognized sales of $58,800 for the first quarter of 2014, a 29% increase compared to $45,506 in the first quarter of 2013. The increase reflects the continued strength in our Towers and Weldments segment, partly offset by weaker results in the Gearing and Services segments. We reported a net loss from continuing operations of $1,043 or $.07 per share in the first quarter of 2014, compared to a net loss from continuing operations of $4,549 or $.32 per share in the first quarter of 2013. The $.25 per share improvement was due to stronger results in the Towers and Weldments segment and lower corporate expenses, partly offset by weaker results in the Gearing and Services segments.

We booked $15,800 in net new orders in the first quarter of 2014, down from $91,900 in the prior-year first quarter when orders surged following the renewal of the federal Production Tax Credit. Towers and Weldments orders, which vary considerably from quarter to quarter, totaled $3,900 and consisted of industrial fabrication orders primarily for one large customer.  First quarter 2014 Gearing orders totaled $8,300, down 29% from the prior-year first quarter but up 61% sequentially from Q4, 2013.  Services orders totaled $3,600, up sharply from the prior-year first quarter which included a cancellation of a large drivetrain project with an industrial customer.

In 2011, we concluded that our manufacturing footprint and fixed cost base were too large and expensive for our medium term needs. We are executing a plan to reduce our facility footprint by approximately 40% through the sale and/or closure of facilities comprising a total of approximately 600,000 square feet. Including costs incurred to date, we expect that a total of approximately $13,300 of net costs will be incurred to implement this restructuring initiative. To date, we have incurred approximately $12,300, or 92% of the total expected restructuring costs. Of the total restructuring costs incurred, a total of approximately $4,800 consists of non-cash charges.

On August 23, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with AloStar Bank of Commerce (“AloStar”), providing us with a new $20,000 secured credit facility (the “Credit Facility”). In connection with this transaction, AloStar advanced funds against our borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Proceeds from the transaction were used to repay certain outstanding indebtedness. Under this borrowing structure, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance. As a result of this structure, we anticipate that cash balances will remain at a minimum at all times when there are amounts outstanding under the Credit Facility. As of March 31, 2014 we had the ability to borrow up to $15,201 under the Credit Facility.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2014, compared to the three months ended  March 31, 2013.

	Three Months Ended March 31,				2014 vs. 2013
	2014	% of Total Revenue	2013	% of Total Revenue	$ Change	% Change

Revenues	$58,800	100.0%	$45,506	100.0%	$13,294	29.2%
Cost of sales	53,438	90.9%	42,881	94.2%	10,557	24.6%
Restructuring	269	0.5%	455	1.0%	(186)	-40.9%
Gross profit	5,093	8.6%	2,170	4.8%	2,923	134.7%

Operating expenses
Selling, general and administrative expenses	5,917	10.1%	5,388	11.8%	529	9.8%
Intangible amortization	111	0.2%	665	1.5%	(554)	-83.3%
Restructuring	60	0.1%	601	1.3%	(541)	-90.0%
Total operating expenses	6,088	10.4%	6,654	14.6%	(566)	-8.5%

Operating loss	(995)	-1.8%	(4,484)	-9.8%	3,489	77.8%

Other (expense) income
Interest expense, net	(160)	-0.3%	(391)	-0.9%	231	59.1%
Other, net	136	0.2%	335	0.7%	(199)	-59.4%
Restructuring	—	0.0%	13	0.0%	(13)	-100.0%
Total other (expense) income, net	(24)	-0.1%	(43)	-0.2%	19	44.2%

Net loss from continuing operations before provision for income taxes	(1,019)	-1.9%	(4,527)	-10.0%	3,508	77.5%
Provision for income taxes	24	0.0%	22	0.0%	2	9.1%
Loss from continuing operations	(1,043)	-1.9%	(4,549)	-10.0%	3,506	77.1%
Loss from discontinued operations, net of tax	—	0.0%	(210)	-0.5%	210	100.0%
Net loss	$(1,043)	-1.9%	$(4,759)	-10.5%	$3,716	78.1%

Consolidated

Revenues increased by $13,294, from $45,506 during the three months ended March 31, 2013, to $58,800 during the three months ended March 31, 2014. We experienced a significant increase in Towers and Weldments revenue, partially offset by decreases in Gearing and Services revenues. Towers and Weldments revenues increased 62%, while tower sections sold only increased by 24% in the current-year quarter because we produced a larger number of smaller sections in the prior-year quarter. Weldments revenues decreased 60% over the prior-year quarter due to a downturn in customer demand related to the mining industry. Gearing revenues decreased by 18% due to production delays attributable to our plant consolidation and a transition to increased volumes of complex gearbox production compared to the prior-year quarter, although Gearing order intake increased during the first quarter of 2014. Services revenues decreased by 67% due to the absence of a large industrial project completed in the prior-year quarter.

Gross profit increased by $2,923, from $2,170 during the three months ended March 31, 2013, to $5,093 during the three months ended March 31, 2014. The increase in gross profit was attributable to increased Towers and Weldments volumes and higher margins on the current mix of towers, partially offset by lower margins and lower volumes in Gearing and Services. As a result, our total gross margin increased from 4.8% during the three months ended March 31, 2013, to 8.6% during the three months ended March 31, 2014. Gross profit margin, excluding restructuring charges, increased 57% to 9.1% in the current-year quarter from 5.8% in the prior-year quarter.

Selling, general and administrative expenses increased by $529, from $5,388 during the three months ended March 31, 2013, to $5,917 during the three months ended March 31, 2014. The increase was primarily attributable to higher one-time professional expenses and higher employee compensation, partially offset by lower insurance expenses in the current-year quarter. Selling, general and administrative expenses as a percentage of sales decreased from 11.8% in the prior-year quarter to 10.1% in the current-year quarter.

Intangible amortization expense decreased from $665 during the three months ended March 31, 2013, to $111 during the three months ended March 31, 2014. The decrease was attributable to the accelerated amortization of a portion of our customer relationship intangible assets over a one-year period starting in July 2012 and ending with full amortization as of June 30, 2013. Restructuring operating expenses decreased from $601 during the three months ended March 31, 2013, to $60 during the three months ended March 31, 2014.

Net loss decreased from $4,759 during the three months ended March 31, 2013, to $1,043 during the three months ended March 31, 2014, as a result of the factors described above.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013

Revenues	$48,294	$29,871
Operating income	5,612	2,154
Operating margin	11.6%	7.2%

Towers and Weldments segment revenues increased by $18,423, from $29,871 during the three months ended March 31, 2013, to $48,294 during the three months ended March 31, 2014. Towers and Weldments segment revenues increased 62% due to increased customer demand and better operational throughput in our production facilities. The prior-year quarter was weak as we began to ramp up production from the industry-wide slowdown at the end of 2012 due to the expiration of the federal Production Tax Credit. Weldments revenue for large industrial customers decreased 60% as compared to the prior-year quarter, due to a downturn in customer demand related to the weak mining industry; we expect to recover volumes in this area with diversification of our customer base.

Towers and Weldments segment operating income increased by $3,458, from $2,154 during the three months ended March 31, 2013, to $5,612 during the three months ended March 31, 2014. The significant increase in operating income was attributable to increased volumes and higher margins on the current mix of towers, partially offset by higher plant overhead in support of expected growth in weldments, and $681 in one-time professional expenses related to resolution of the previously disclosed 2013 accounting matters. Operating margin increased from 7.2% during the three months ended March 31, 2013, to 11.6% during the three months ended March 31, 2014.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013

Revenues	$8,774	$10,720
Operating loss	(2,966)	(2,977)
Operating margin	-33.8%	-27.8%

Gearing segment revenues decreased by $1,946, from $10,720 during the three months ended March 31, 2013, to $8,774 during the three months ended March 31, 2014. The 18% decrease in total revenues was due to production delays attributable to our plant consolidation and the transition to increased volumes of complex gearbox production as compared to the prior-year quarter.

Gearing segment operating loss decreased by $11, from $2,977 during the three months ended March 31, 2013, to $2,966 during the three months ended March 31, 2014. The decrease in operating loss was due to lower overhead spending and lower non-cash charges, partially offset by lower sales and production volumes, an unfavorable product mix, and higher weather-related utility expenses. As a result of the factors described above, operating margin deteriorated from (27.8%) during the three months ended March 31, 2013, to (33.8%) during the three months ended March 31, 2014.

Services Segment

The following table summarizes the Services segment operating results for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013

Revenues	$2,438	$7,484
Operating loss	(1,339)	(702)
Operating margin	-54.9%	-9.4%

Services segment revenues decreased by $5,046, from $7,484 during the three months ended March 31, 2013, to $2,438 during the three months ended March 31, 2014. The 67% decrease in revenue was due to the absence of a large industrial project completed in the prior-year quarter, partially offset by an improvement in blades revenue. The low level of wind farm construction and installations that negatively affected our Services revenue in 2013 continued through the first quarter of 2014.

Services segment operating loss increased by $637, from $702 during the three months ended March 31, 2013, to $1,339 during the three months ended March 31, 2014. The increase in operating loss was due to lower revenues, partly offset by lower overhead spending and lower operating expenses. Operating margin declined from (9.4%) during the three months ended March 31, 2013, to (54.9%) during the three months ended March 31, 2014.

Corporate and Other

Corporate and Other expenses decreased by $657, from $2,959 during the three months ended March 31, 2013, to $2,302 during the three months ended March 31, 2014. The decrease in expense was primarily attributable to decreased insurance expense of $318 and the absence of the prior-year quarter’s $458 restructuring charge, partially offset by higher employee compensation costs of $329.

SELECTED FINANCIAL DATA

The following non-GAAP financial measure presented below relates to earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (“Adjusted EBITDA”) and is presented for illustrative purposes as an accompaniment to our unaudited financial results of operations for the three months ended March 31, 2014 and 2013. Adjusted EBITDA should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under accounting principles generally accepted in the United States (“GAAP”). We believe that Adjusted EBITDA is particularly meaningful due principally to the role acquisitions have played in our development and because of the significant restructuring program described above. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, which was primarily attributable to a significant portion of the purchase price of our acquired businesses being allocated to depreciable fixed assets and definite-lived intangible assets. The following Adjusted EBITDA calculation is derived from our unaudited condensed consolidated financial results for the three months ended March 31, 2014 and 2013, as follows:

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Operating loss	$(995)	$(4,484)
Depreciation and amortization	3,114	3,806
Restructuring	329	1,056
Other income	136	335
Share-based compensation and other stock payments	223	624
Adjusted EBITDA	$2,807	$1,337

SUMMARY OF CRITICAL ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Our most critical accounting policies are related to the following areas: revenue recognition, warranty liability, inventories, intangible assets, long-lived assets, workers’ compensation reserves and income taxes. Details regarding our application of these policies and the related estimates are described fully in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

We review new accounting standards as issued. Although some of the accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we believe that none of the new standards will have a significant impact on our condensed consolidated financial statements.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

In connection with the Credit Facility, AloStar will advance funds against our borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Under this borrowing structure, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance. As a result of this structure, we anticipate that cash balances will remain at a minimum at all times when there are amounts outstanding under the Credit Facility. At March 31, 2014, the Credit Facility was undrawn and we were in compliance with all applicable covenants.

As of March 31, 2014, cash and cash equivalents and short-term investments totaled $11,396, a decrease of $14,683 from December 31, 2013. Total debt and capital lease obligations at March 31, 2014 totaled $4,689, and we had the ability to borrow up to $15,201 under the Credit Facility. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with current cash on hand and cash generated by operations.

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

Sources and Uses of Cash

Operating Cash Flows

During the three months ended March 31, 2014 and 2013, net cash used in operating activities totaled $12,117 and $2,840, respectively. The increase in net cash used in operating activities was primarily attributable to a decrease in customer deposits associated primarily with tower orders, as well as a decrease in accounts payable balances due primarily to revised payment terms related to steel vendors.

Investing Cash Flows

During the three months ended March 31, 2014 and 2013, net cash used in investing activities totaled $2,808 and $1,371, respectively. The increase in net cash used in investing activities as compared to the prior-year quarter was primarily attributable to an increase in purchases of property and equipment and an increase in short-term investments.

Financing Cash Flows

During the three months ended March 31, 2014, net cash used in financing activities totaled $410, compared to net cash provided by financing activities of $4,232 during the three months ended March 31, 2013. The increase in net cash used in financing activities as compared to the prior-year quarter was primarily attributable to the absence of proceeds from borrowings on the Credit Facility that occurred in the prior-year quarter.

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our

Annual Report on Form 10-K for the year ended December 31, 2013. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain “forward-looking statements”— that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Our forward-looking statements may include or relate to the following: (i) our plans to continue to grow our business through organic growth; (ii) our beliefs with respect to the sufficiency of our liquidity and our plans to evaluate alternate sources of funding if necessary; (iii) our plans and assumptions, including estimated costs and saving opportunities, regarding our ongoing restructuring efforts designed to improve our financial performance; (iv) our expectations relating to state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (v) our expectations with respect to our customer relationships and efforts to diversify our customer base and sector focus and leverage customer relationships across business units; (vi) our ability to realize revenue from customer orders and backlog; (vii) our plans with respect to the use of proceeds from financing activities and our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (viii) our beliefs and expectations relating to the economy and the potential impact it may have on our business, including our customers; (ix) our beliefs regarding the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (x) our expectations relating to the impact of the inquiry by the U.S. Securities and Exchange Commission (“SEC”); and (xi) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2014. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk,” contained in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2014 because of the material weaknesses in internal control over financial reporting described below.

As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2013, the following material weaknesses existed at December 31, 2013 and March 31, 2014:

•                  We did not maintain effective controls over the preparation, support, review and approval of journal entries. Specifically, effective controls were not in place to ensure proper segregation of duties between the preparation and approval of journal entries.

•                  We did not maintain effective control over the reconciliation of the accrual account for inventory items that have been received for which the related vendor invoice is pending. Specifically, the reconciliation was not properly designed to identify, investigate and resolve reconciling items on a timely basis.

•                  We did not maintain effective controls over ensuring our commitment to integrity and ethical values. Specifically, our controls over internal communications regarding the importance of maintaining effective internal control over financial reporting and a commitment to integrity and ethical values were not operating effectively.

•                  We did not maintain effective controls over the costing and valuation of inventory. Specifically, controls over standard cost updates, capitalization of variances into ending inventory, elimination of intercompany profits in inventory and valuation of inventory related reserves were not properly designed to prevent or detect material misstatements on a timely basis, that we concluded in the aggregate, constitute a material weakness.

•                  We did not maintain the requisite knowledge regarding the application of revenue recognition accounting guidance at our Towers and Weldments segment.

Management’s Remediation Plan

As part of our commitment to strengthening our internal control over financial reporting, we have implemented various personnel actions and will initiate other actions under the oversight of the Board’s Audit Committee, including:

•                  Conducting comprehensive training of all appropriate management personnel regarding the importance of full and transparent communication and disclosure of matters that impact our internal controls and financial reporting and disclosure. This will include a program of continuous education for new managers and refresher courses for all managers on an ongoing basis.

•                  Enhancing separation of incompatible duties and controls surrounding preparation, review and approval of journal entries and account analysis.

•                  Revising the design of controls with respect to standard cost updates, capitalization of variances into ending inventory, elimination of intercompany profits in inventory and the calculation of our inventory reserves.

•                  Training existing staff in the specific requirements of GAAP related to inventory costing and valuation.

•                  Implementing formal revenue contract review controls covering all contracts and purchase orders related to sales of towers designed to identify and account for key terms affecting revenue recognition coupled with enhanced training in accounting for revenue recognition for relevant personnel.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses related to our internal controls over financial reporting, as described above.  However, our remediation was not complete as of March 31, 2014.  We can give no assurance that the measures we take will remediate the material weaknesses that we have identified or that any additional material weaknesses will not arise in the future.  Other than the changes disclosed above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                     Legal Proceedings

The information required by this item is incorporated herein by reference to Note 12, “Legal Proceedings” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.           Risk Factors

There are no material changes to our risk factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

BROADWIND ENERGY, INC.

April 30, 2014	By:	/s/ Peter C. Duprey
Peter C. Duprey
President and Chief Executive Officer
(Principal Executive Officer)

April 30, 2014	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

Exhibit Number	Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer*
99.1	Notice of Proposed Derivative Settlement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 14, 2014)
99.2	Stipulation and Agreement of Settlement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 14, 2014)

*                                         Filed herewith.