Form 10-Q
period 2014-06-30
BROADWIND ENERGY, INC.
filed 2014-07-31
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of July 24, 2014: 14,760,654.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.   Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,799	$24,936
Short-term investments	700	1,143
Restricted cash	83	83
Accounts receivable, net of allowance for doubtful accounts of $111 and $17 as of June 30, 2014 and December 31, 2013, respectively	24,736	18,735
Inventories, net	36,294	37,143
Prepaid expenses and other current assets	1,991	2,325
Assets held for sale	2,063	1,970
Total current assets	76,666	86,335
Property and equipment, net	66,336	69,077
Intangible assets, net	5,681	5,903
Other assets	2,176	2,379
TOTAL ASSETS	$150,859	$163,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$157	$201
Current portions of capital lease obligations	941	933
Accounts payable	20,487	27,537
Accrued liabilities	9,838	8,115
Customer deposits	14,496	22,993
Liabilities held for sale	1,361	749
Total current liabilities	47,280	60,528

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,610	2,755
Long-term capital lease obligations, net of current portions	725	1,193
Other	3,604	3,888
Total long-term liabilities	6,939	7,836

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,760,654 and 14,627,990 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	15	15
Additional paid-in capital	376,618	376,125
Accumulated deficit	(279,993)	(280,810)
Total stockholders’ equity	96,640	95,330
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,859	$163,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$68,381	$52,945	$127,181	$98,451
Cost of sales	59,231	48,338	112,669	91,219
Restructuring	519	1,206	788	1,661
Gross profit	8,631	3,401	13,724	5,571

OPERATING EXPENSES:
Selling, general and administrative	5,620	5,117	11,537	10,505
Intangible amortization	111	665	222	1,330
Regulatory settlement	750	—	750	—
Restructuring	49	107	109	708
Total operating expenses	6,530	5,889	12,618	12,543
Operating income (loss)	2,101	(2,488)	1,106	(6,972)

OTHER (EXPENSE) INCOME, net:
Interest expense, net	(184)	(227)	(344)	(618)
Other, net	(16)	180	120	515
Gain on sale of assets and restructuring	—	2,953	—	2,966
Total other (expense) income, net	(200)	2,906	(224)	2,863

Net income (loss) from continuing operations before provision for income taxes	1,901	418	882	(4,109)
Provision for income taxes	41	14	65	36
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,860	404	817	(4,145)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	(210)
NET INCOME (LOSS)	$1,860	$404	$817	$(4,355)

NET INCOME (LOSS) PER COMMON SHARE - BASIC:
Income (loss) from continuing operations	$0.13	$0.03	$0.06	$(0.29)
Loss from discontinued operations	—	—	—	(0.01)
Net income (loss)	$0.13	$0.03	$0.06	$(0.30)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic	14,732	14,422	14,696	14,345

NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
Income (loss) from continuing operations	$0.12	$0.03	$0.05	$(0.29)
Loss from discontinued operations	—	—	—	(0.01)
Net income (loss)	$0.12	$0.03	$0.05	$(0.30)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Diluted	15,180	14,597	15,179	14,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares Issued and Outstanding	Issued Amount	Additional Paid-in Capital	Accumulated Deficit	Total

BALANCE, December 31, 2012	14,197,792	$14	$373,605	$(270,311)	$103,308

Stock issued for restricted stock	258,284	1	—	—	1
Stock issued under stock option plans	5,400	—	18	—	18
Stock issued under defined contribution 401(k) retirement savings plan	166,514	—	681	—	681
Share-based compensation	—	—	1,821	—	1,821
Net loss	—	—	—	(10,499)	(10,499)
BALANCE, December 31, 2013	14,627,990	$15	$376,125	$(280,810)	$95,330

Stock issued for restricted stock	115,418	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	17,246	—	163	—	163
Share-based compensation	—	—	330	—	330
Net income	—	—	—	817	817
BALANCE, June 30, 2014	14,760,654	$15	$376,618	$(279,993)	$96,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$817	$(4,355)
Loss from discontinued operations	—	210
Income (loss) from continuing operations	817	(4,145)

Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	6,264	8,033
Impairment charges	—	288
Stock-based compensation	330	972
Allowance for doubtful accounts	94	(174)
Common stock issued under defined contribution 401(k) plan	163	337
Loss (gain) on disposal of assets	5	(3,657)
Changes in operating assets and liabilities:
Accounts receivable	(6,094)	(638)
Inventories	849	(13,606)
Prepaid expenses and other current assets	443	535
Accounts payable	(6,317)	11,174
Accrued liabilities	1,723	431
Customer deposits	(8,496)	14,073
Other non-current assets and liabilities	(327)	153
Net cash (used) provided by operating activities	(10,546)	13,776

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(2,563)	(606)
Sales of available for sale securities	1,051	—
Maturities of available for sale securities	1,955	—
Purchases of property and equipment	(4,542)	(2,729)
Proceeds from disposals of property and equipment	1,045	12,453
Net cash (used) provided by investing activities	(3,054)	9,118

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit and notes payable	(43)	(80,209)
Proceeds from lines of credit and notes payable	—	75,208
Principal payments on capital leases	(494)	(1,148)
Net cash used in financing activities	(537)	(6,149)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,137)	16,745
CASH AND CASH EQUIVALENTS, beginning of the period	24,936	516
CASH AND CASH EQUIVALENTS, end of the period	$10,799	$17,261

Supplemental cash flow information:
Interest paid	$212	$559
Income taxes paid	$2	$13
Non-cash investing and financing activities:
Issuance of restricted stock grants	$186	$727
Common stock issued under defined contibution 401(k) plan	$163	$337

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2014. The December 31, 2013 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the condensed consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. and its wholly-owned subsidiaries Broadwind Towers, Inc. (“Broadwind Towers”), Brad Foote Gear Works, Inc. (“Brad Foote”) and Broadwind Services, LLC (“Broadwind Services”) (collectively, “Subsidiaries”). All intercompany transactions and balances have been eliminated.

There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2014 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Company Description

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Cicero, Illinois, and the Subsidiaries.

Broadwind provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the U.S. The Company’s most significant presence is within the U.S. wind energy industry, although it has diversified into other industrial markets in order to improve its capacity utilization and reduce its exposure to uncertainty related to favorable governmental policies currently supporting the U.S. wind energy industry. For the first six months of 2014, 77% of the Company’s revenue was derived from sales associated with new wind turbine installations.

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

Liquidity

On August 23, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with AloStar Bank of Commerce (“AloStar”), providing the Company with a new $20,000 secured credit facility (the “Credit Facility”). Pursuant to the Loan Agreement, AloStar will advance funds, as requested, against the Company’s borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Under this borrowing structure, borrowings are continuous and all cash proceeds received by the Company are automatically applied to the outstanding borrowed balance. In the current quarter, the Loan Agreement was amended to increase the maximum capital expenditures limitation for 2014 from $4,000 to $10,000; subsequent to the end of the quarter, the Loan Agreement was further amended to increase the Letter of Credit Subline associated with the Company’s self-insured workers’ compensation plan. As of June 30, 2014, the Company had cash and cash equivalents and short-term investments that totaled $11,499, the Credit Facility was undrawn and the Company had the ability to borrow up to $17,970 thereunder.

Prior to 2014, the Company had continuously incurred operating losses. The Company anticipates that current cash resources, amounts available under the Credit Facility, and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. As discussed further in Note 8, “Debt and Credit Agreements” of these condensed consolidated financial statements, as of June 30, 2014, the Company is obligated to make principal payments on outstanding debt totaling $157 during the next twelve months. If assumptions regarding the Company’s production, sales and subsequent collections from several of the Company’s large customers, as well as customer advances and revenues generated from new customer orders, are not materially consistent with management’s expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company cannot make scheduled payments on its debt, or comply with applicable covenants, it may lose operational flexibility and/or have to delay planned investments. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash flows to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, that it will be able to comply with applicable loan covenants or that credit facilities will be available in an amount sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs.

Please refer to Note 17, “Restructuring” of these condensed consolidated financial statements for a discussion of the restructuring plan which the Company initiated in the third quarter of 2011. To date, the Company has incurred $13,000 of net costs in conjunction with its restructuring plan. Including costs incurred to date, the Company expects that a total of approximately $13,400 of net costs will be incurred to implement this restructuring plan. Of the total restructuring costs incurred, approximately $4,800 consists of non-cash charges.

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic earnings per share calculation:

Net income (loss)	$1,860	$404	$817	$(4,355)

Weighted average number of common shares outstanding	14,732,423	14,421,995	14,696,137	14,344,999
Basic net income (loss) per share	$0.13	$0.03	$0.06	$(0.30)

Diluted earnings per share calculation:

Net income (loss)	$1,860	$404	$817	$(4,355)

Weighted average number of common shares outstanding	14,732,423	14,421,995	14,696,137	14,344,999
Common stock equivalents:
Stock options and unvested restricted stock units	448,076	175,226	482,512	—
Weighted average number of common shares outstanding	15,180,499	14,597,221	15,178,649	14,344,999
Diluted net income (loss) per share	$0.12	$0.03	$0.05	$(0.30)

NOTE 3 — DISCONTINUED OPERATIONS

In December 2010, the Company’s Board of Directors (the “Board”) approved a plan to divest the Company’s wholly-owned subsidiary Badger Transport, Inc. (“Badger”), which formerly comprised the Company’s Logistics segment. In March 2011, the Company completed the sale of Badger to BTI Logistics, LLC. As a component of the proceeds from the sale, the Company received a $1,500 secured promissory note payable from the purchaser. There is a balance of $860 outstanding on the note receivable, all of which is considered past due. As a result of the uncertainty related to any future expected payments from the purchaser, the note is fully reserved for at June 30, 2014.

NOTE 4 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. Marketable investments with original maturities between three and twelve months are recorded as short-term investments. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company’s condensed consolidated statements of operations. As of June 30, 2014 and December 31, 2013, cash and cash equivalents totaled $10,799 and $24,936, respectively, and short-term investments totaled $700 and $1,143, respectively. The components of cash and cash equivalents and short-term investments as of June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30,	December 31,
	2014	2013
Cash and cash equivalents:
Cash	$9,706	$12,021
Money market funds	1,093	7,423
Municipal bonds	—	5,492
Total cash and cash equivalents	10,799	24,936

Short-term investments (available-for-sale):
Municipal bonds	700	1,143

Total cash and cash equivalents and short-term investments	$11,499	$26,079

NOTE 5 — INVENTORIES

The components of inventories as of June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30,	December 31,
	2014	2013

Raw materials	$21,914	$21,859
Work-in-process	8,870	11,212
Finished goods	7,722	6,381
	38,506	39,452
Less: Reserve for excess and obsolete inventory	(2,212)	(2,309)
Net inventories	$36,294	$37,143

NOTE 6 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed during 2007. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. The Company tests intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the second quarter of 2014, the Company identified triggering events associated with Brad Foote’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets. Based upon the Company’s assessment, the recoverable amount was in excess of the carrying amount of the intangible assets, and no impairment to these assets was indicated as of June 30, 2014.

As of June 30, 2014 and December 31, 2013, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	June 30, 2014				December 31, 2013
				Weighted				Weighted
			Net	Average			Net	Average
	Cost	Accumulated	Book	Amortization	Cost	Accumulated	Book	Amortization
	Basis	Amortization	Value	Period	Basis	Amortization	Value	Period
Intangible assets:
Customer relationships	$3,979	$(3,617)	$362	7.2	$3,979	$(3,595)	$384	7.2
Trade names	7,999	(2,680)	5,319	20.0	7,999	(2,480)	5,519	20.0

Intangible assets	$11,978	$(6,297)	$5,681	15.8	$11,978	$(6,075)	$5,903	15.8

As of June 30, 2014, estimated future amortization expense is as follows:

2014	$222
2015	444
2016	444
2017	444
2018	444
2019 and thereafter	3,683
Total	$5,681

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
Accrued payroll and benefits	$4,806	$5,144
Accrued property taxes	357	143
Income taxes payable	536	493
Accrued professional fees	148	36
Accrued warranty liability	458	457
Accrued regulatory settlement	1,250	—
Accrued environmental reserve	500	500
Accrued self-insurance reserve	1,407	803
Accrued other	376	539
Total accrued liabilities	$9,838	$8,115

The accrued regulatory settlement includes $500 for the current portion of the environmental settlement recorded in 2013 and $750 related to the estimated SEC Inquiry settlement recorded in the current quarter - see Note 12 Legal Proceedings.  The increase in the accrued self-insurance reserve is due to the Company becoming self-insured for worker’s compensation effective January 1, 2014.

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
Term loans and notes payable	$2,767	$2,956
Less: Current portion	(157)	(201)
Long-term debt, net of current maturities	$2,610	$2,755

Credit Facilities

AloStar Credit Facility

The Credit Facility is a secured three-year-asset based revolving credit facility, pursuant to which AloStar will advance funds when requested against a borrowing base consisting of approximately 85% of the face value of eligible accounts receivable of the Company and approximately 50% of the book value of eligible inventory of the Company. Borrowings under the Credit Facility bear interest at a per annum rate equal to the one month London Interbank Offered Rate plus a margin of 4.25%, with a minimum interest rate of 5.25% per annum. The Company must also pay an unused facility fee to AloStar equal to 0.50% per annum on the unused portion of the Credit Facility along with other standard fees. The Loan Agreement terminates on August 23, 2015.

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

As of June 30, 2014, there was no outstanding indebtedness under the Credit Facility, the Company had the ability to borrow up to $17,970 thereunder and the per annum interest rate would have been 5.25%. In the current quarter, the Loan Agreement was amended to increase the maximum capital expenditures limitation for 2014 from $4,000 to $10,000; subsequent to the end of the quarter, the Loan Agreement was further amended to increase the Letter of Credit Subline associated with the Company’s self-insured workers’ compensation plan.  The Company was in compliance with all applicable covenants under the Loan Agreement as of June 30, 2014.

Other

Included in Long Term Debt, Net of Current Maturities is $2,600 associated with the New Markets Tax Credit (“NMTC”) transaction described further in Note 16, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements. Additionally, the Company has approximately $167 of other term loans outstanding.

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

The following tables represent the fair values of the Company’s financial assets as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Municipal bonds and money market funds	$—	$1,793	$—	$1,793
Assets measured on a nonrecurring basis:
Gearing equipment	—	—	1,242	1,242
Clintonville, WI facility	—	—	821	821
Gearing Cicero Ave. facility	—	—	560	560
Total assets at fair value	$—	$1,793	$2,623	$4,416

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Municipal bonds and money market funds	$—	$14,058	$—	$14,058
Assets measured on a nonrecurring basis:
Gearing equipment	—	—	1,149	1,149
Clintonville, WI facility	—	—	821	821
Gearing Cicero Ave. facility	—	—	560	560
Total assets at fair value	$—	$14,058	$2,530	$16,588

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

Due to the Company’s operating losses within Brad Foote and Broadwind Services in the second quarter of 2014 combined with its history of continued operating losses, the Company continues to evaluate the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company’s June 30, 2014 assessment, the recoverable amount of undiscounted cash flows based upon the Company’s most recent projections substantially exceeded the carrying amount of invested capital for the Gearing and Services segments, respectively, and no impairment to these assets was indicated.

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of June 30, 2014, the Company had no net deferred income taxes due to the full recorded valuation allowance. During the six months ended June 30, 2014, the Company recorded a provision for income taxes of $65 compared to a provision for income taxes of $36 during the six months ended June 30, 2013.

The Company files income tax returns in U.S. federal and state jurisdictions. As of June 30, 2014, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2013, the Company had net operating loss (“NOL”) carryforwards of $167,229 expiring in various years through 2033.

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

The Company announced on February 13, 2013, that the Board had adopted a Stockholder Rights Plan (the “Rights Plan”) designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under IRC Section 382. The Rights Plan is intended to act as a deterrent to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.9% or more of the Company’s common stock and thereby triggering a further limitation of the Company’s available NOL carryforwards. In connection with the adoption of the Rights Plan, the Board declared a non-taxable dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock to the Company’s stockholders of record as of the close of business on February 22, 2013. Each Right entitles its holder to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $14.00 per Right, subject to adjustment. As a result of the Rights Plan, any person or group that acquires beneficial ownership of 4.9% or more of the Company’s common stock without the approval of the Board would be subject to significant dilution in the ownership interest of that person or group. Stockholders who owned 4.9% or more of the outstanding shares of the Company’s common stock as of February 12, 2013 will not trigger the preferred share purchase rights unless they acquire additional shares. The Rights Plan was subsequently approved by the Company’s stockholders at the Company’s 2013 Annual Meeting of Stockholders.

As of June 30, 2014, the Company had $286 of unrecognized tax benefits, all of which would have a favorable impact on income tax expense. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had accrued interest and penalties of $230 as of June 30, 2014. As of December 31, 2013, the Company had unrecognized tax benefits of $495, of which $209 represented accrued interest and penalties.

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

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. As of June 30, 2014, the Company had reserved 72,299 shares for issuance upon the exercise of stock options outstanding and 62,624 shares for issuance upon the vesting of restricted stock unit (“RSU”) awards outstanding. As of June 30, 2013, 213,710 shares of common stock reserved for stock options and RSU awards under the 2007 EIP have been issued in the form of common stock.

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

The 2012 EIP reserves 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of June 30, 2014, the Company had reserved 108,961 shares for issuance upon the exercise of stock options outstanding and 487,386 shares for issuance upon the vesting of RSU awards outstanding. As of June 30, 2014, 256,050 shares of common stock reserved for stock options and RSU awards under the 2012 EIP have been issued in the form of common stock.

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

The following table summarizes stock option activity during the six months ended June 30, 2014 under the Equity Incentive Plans, as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2013	207,775	$26.22
Granted	—	$—
Exercised	—	$—
Forfeited	(9,624)	$5.12
Expired	(16,891)	$101.25
Outstanding as of June 30, 2014	181,260	$20.35

Exercisable as of June 30, 2014	121,125	$27.76

The following table summarizes RSU activity during the six months ended June 30, 2014 under the Equity Incentive Plans, as follows:

	Number of RSU’s	Weighted Average Grant-Date Fair Value Per RSU
Outstanding as of December 31, 2013	670,338	$4.47
Granted	103,010	$9.37
Vested	(162,009)	$4.45
Forfeited	(61,329)	$5.05
Outstanding as of June 30, 2014	550,010	$5.33

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. There were no stock options granted during the six months ended June 30, 2014.

The Company utilized a forfeiture rate of 25% during the six months ended June 30, 2014 and 2013 for estimating the forfeitures of stock compensation granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2014 and 2013, as follows:

	Six Months Ended June 30,
	2014	2013
Share-based compensation expense:
Cost of Sales	$109	$81
Selling, general and administrative	221	891
Income tax benefit (1)	—	—
Net effect of share-based compensation expense	$330	$972

Reduction in earnings per share:
Basic earnings per share	$0.02	$0.07

Diluted earnings per share	$0.02	$0.07

(1) Income tax benefit is not illustrated because the Company is currently in a full tax valuation allowance position and an actual income tax benefit was not realized for the six months ended June 30, 2014 and 2013. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

As of June 30, 2014, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and RSUs, in the amount of approximately $2,026 will be recognized through 2017. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

NOTE 12 — LEGAL PROCEEDINGS

Shareholder Lawsuits

Between February 15, 2011 and March 30, 2011, three putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Illinois (the “USDC”) against certain of the Company’s current and former officers and directors, and certain Tontine entities, seeking to challenge alleged breaches of fiduciary duty, waste of corporate assets and unjust enrichment, including in connection with the January 2010 secondary public offering of the Company’s common stock (the “2010 Stock Offering”). One of the lawsuits also alleged that certain directors violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders. Two of the matters pending in the USDC were subsequently consolidated, and on May 15, 2012, the USDC granted the defendants’ motion to dismiss the consolidated cases and also entered an order dismissing the third case. On January 17, 2014, the Company and the plaintiffs from the consolidated derivative lawsuit filed a joint motion to reopen the derivative action and preliminarily approve a derivative settlement. The USDC subsequently reopened the derivative action and granted preliminary approval of the settlement on February 3, 2014. The settlement resolves outstanding shareholder derivative claims, including those raised in certain shareholder demand letters received by the Board. The terms of the settlement include the adoption by the Company of certain corporate governance reforms, along with other remedial measures. The settlement provides for the Company’s insurance carrier and/or the Company to pay plaintiffs’ counsel’s attorneys’ fees and expenses in the amount of $600. The USDC granted final approval of the settlement on April 3, 2014.

SEC Inquiry

In August 2011, the Company received a subpoena from the United States Securities and Exchange Commission (“SEC”) seeking documents related to certain accounting practices at Brad Foote. The subpoena was issued following an informal inquiry that the Company received from the SEC in November 2010, which likely arose out of a whistleblower complaint that the SEC received related to revenue recognition, cost accounting and intangible and fixed asset valuations at Brad Foote. The Company has been in regular contact with the SEC, and produced documents responsive to the SEC’s subpoena. Following the issuance of subpoenas for testimony, the SEC deposed certain current and former Company employees.

On May 8, 2014, the Company, its Chief Financial Officer (“CFO”) and its former Chief Executive Officer and Director J. Cameron Drecoll (“Drecoll”) received Wells notices (the “Notices”) from the SEC’s Division of Enforcement in connection with its ongoing investigation of the Company.  A Wells notice is not a formal allegation or a finding of wrongdoing, but is a preliminary determination by the SEC Enforcement Staff (the “Staff”) that the Staff may recommend to the SEC that a civil enforcement action or administrative proceeding be brought against the recipient.  The Notices indicated that the Staff had made a preliminary determination to recommend that the SEC file an enforcement action alleging violations of the Securities Act of 1933, the Exchange Act, the Sarbanes-Oxley Act and certain SEC rules.  The Company understands that the Notices to the CFO and Drecoll related only to an intangible valuation issue relating to events in 2009 and the 2010 Stock Offering, and the Notice to the Company related to that intangible valuation issue and certain revenue recognition issues relating to events in 2009.  Under SEC procedures, a recipient of a Wells notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the SEC that such an action should not be brought. On June 16, 2014, the Company submitted to the Staff a Wells submission to explain its views concerning such matters.  After the Company provided its Wells submission on June 26, 2014, the SEC issued a supplemental document request to the Company and served a subpoena on the Company’s outside counsel.

Although the Company believes that no enforcement action is warranted, the Company is seeking to resolve this matter with the SEC. Publicity surrounding the foregoing or any enforcement action as a result of the SEC’s investigation, even if ultimately resolved, could have an adverse impact on the Company’s reputation, business, financial condition, results of operations or cash flows.  The Company is currently attempting to negotiate a settlement with the SEC and has recorded a $750 charge as an estimate of the amount required to settle the matter.  The negotiations are ongoing and there can be no assurance that a settlement will be reached, or regarding the final amount of any such settlement.

Environmental

On February 15, 2011, pursuant to a search warrant, officials from the United States Environmental Protection Agency (“USEPA”) entered and conducted a search of Brad Foote’s facility at 1309 Cicero Avenue in Cicero, Illinois (the “Cicero Avenue Facility”) in connection with the alleged improper disposal of industrial wastewater to the sewer. On September 24, 2013, the United States Attorney’s Office, Northern District of Illinois (“USAO”) commenced a criminal action in the USDC based on this investigation. Subsequently, Brad Foote entered into a plea agreement with the USAO (the “Plea Agreement”) with regard to this criminal action, pursuant to which Brad Foote agreed to plead guilty to one count of knowingly violating the Clean Water Act, Title 33, United States Code, Section 1319(c)(2)(A) and pay a $1,500 fine (payable in three annual installments of $500 within three years of the date of sentencing), subject to the USDC’s approval of the Plea Agreement. Brad Foote pled guilty pursuant to the Plea Agreement on November 13, 2013, and the USDC approved the Plea Agreement on February 19, 2014. By correspondence dated April 17, 2014, the USEPA advised that, due to the admitted violation of the Clean Water Act by Brad Foote, the Cicero Avenue Facility is statutorily debarred from receiving federal contracts or benefits if any of the work will be performed at the place where the offense occurred.  The action by the USEPA is expected to have minimal impact on the Company since the Cicero Avenue Facility is being closed and is scheduled to be sold as part of the Company’s restructuring program.

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

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, the Company has not identified any new standards that it believes merit further discussion, except as discussed below. The Company is currently evaluating the impact of the new standards on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers.  This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized.  The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted.  The Company will adopt the provisions of ASU 2014-09 for the fiscal year beginning January 1, 2017, and is currently evaluating the impact on its condensed consolidated financial statements.

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

Summary financial information by reportable segment for the three and six months ended June 30, 2014 and 2013 is as follows:

	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2014:
Revenues from external customers	$52,794	$12,139	$3,448	$—	$—	$68,381
Intersegment revenues	97	285	34	—	(416)	—
Operating profit (loss)	8,561	(1,800)	(1,319)	(3,386)	45	2,101
Depreciation and amortization	1,007	1,805	306	32	—	3,150
Capital expenditures	1,878	342	95	27	—	2,342

	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2013:
Revenues from external customers	$39,089	$9,791	$4,065	$—	$—	$52,945
Intersegment revenues	—	654	—	—	(654)	—
Operating profit (loss)	5,063	(3,975)	(1,262)	(2,272)	(42)	(2,488)
Depreciation and amortization	949	2,745	342	11	—	4,047
Capital expenditures	243	1,012	20	79	—	1,354

	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2014:
Revenues from external customers	$100,928	$20,414	$5,839	$—	$—	$127,181
Intersegment revenues (1)	257	784	81	—	(1,122)	—
Operating profit (loss)	14,172	(4,765)	(2,658)	(5,638)	(5)	1,106
Depreciation and amortization	1,991	3,606	619	48	—	6,264
Capital expenditures	3,111	976	125	330	—	4,542

	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2013:
Revenues from external customers	$68,957	$17,960	$11,534	$—	$—	$98,451
Intersegment revenues (1)	3	3,204	15	—	(3,222)	—
Operating profit (loss)	7,217	(6,953)	(1,962)	(5,234)	(40)	(6,972)
Depreciation and amortization	1,900	5,455	655	23	—	8,033
Capital expenditures	485	1,655	233	356	—	2,729

	Total Assets as of
	June 30,	December 31,
	2014	2013
Segments:
Towers and Weldments	$53,507	$51,934
Gearing	59,576	66,208
Services	15,664	14,800
Assets held for sale	2,063	1,970
Corporate	299,089	300,835
Eliminations	(279,040)	(272,053)
	$150,859	$163,694

(1)         Intersegment revenues primarily consist of sales from Gearing to Services. Sales from Gearing to Services totaled $784 and $3,204 for the six months ended June 30, 2014 and 2013, respectively.

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

In connection with the Company’s ongoing restructuring initiatives, during the third quarter of 2012, the Company identified a liability associated with the planned sale of the Cicero Avenue Facility. The liability is associated with environmental remediation costs that were identified while preparing the site for sale. During 2013, the Company applied for and was accepted into the Illinois Environmental Protection Agency (“IEPA”) voluntary site remediation program. In the first quarter of 2014, the Company completed a comprehensive review of remedial options for the Cicero Avenue Facility and selected a preferred remediation technology. As part of the voluntary site remediation program, the Company has submitted a plan to the IEPA for approval to conduct a pilot study to test the effectiveness of the selected remediation technology.  On July 23, 2014, the Company received comments from the IEPA on the proposed site remediation plan.  The Company is developing a response to those comments. The Company will continue to reevaluate its reserve balance associated with this matter as it gathers additional information. As of June 30, 2014, the accrual balance associated with this matter totaled $500.

Warranty Liability

The Company provides warranty terms that range from one to five years for various products and services supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of June 30, 2014 and 2013, estimated product warranty liability was $458 and $674, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the six months ended June 30, 2014 and 2013 were as follows:

	For the Six Months Ended June 30,
	2014	2013

Balance, beginning of period	$457	$707
Addition to (reduction of) warranty reserve	45	(25)
Warranty claims	(44)	(8)
Balance, end of period	$458	$674

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the six months ended June 30, 2014 and 2013 consisted of the following:

	For the Six Months Ended June 30,
	2014	2013

Balance at beginning of period	$17	$453
Bad debt expense	107	11
Write-offs	(13)	(185)
Balance at end of period	$111	$279

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of June 30, 2014.

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, the Company began to self-insure for its workers’ compensation liabilities, including reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. The Company takes into account claims incurred but not reported when determining its workers’ compensation reserves. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of June 30, 2014, the Company had $1,407 accrued for self-insured workers’ compensation.

Other

As of December 31, 2013, approximately 18% of the Company’s employees were covered by two collective bargaining agreements with local unions in Cicero, Illinois and Neville Island, Pennsylvania. The collective bargaining agreement with the Cicero union subsequently expired in February 2014, and a new collective bargaining agreement was ratified by the members on June 16, 2014, subject to finalization of the contract language. The collective bargaining agreement with the Neville Island union is expected to remain in effect through October 2017.

On July 20, 2011, the Company executed a strategic financing transaction (the “NMTC Transaction”) involving the following third parties: AMCREF Fund VII, LLC (“AMCREF”), a registered community development entity; COCRF Investor VIII, LLC (“COCRF”); and Capital One, National Association (“Capital One”). The NMTC Transaction allows the Company to receive below market interest rate funds through the federal New Markets Tax Credit (“NMTC”) program; see Note 16, “New Markets Tax Credit Transaction” of these consolidated financial statements. Pursuant to the NMTC Transaction, the gross loan and investment in the Gearbox Facility of $10,000 is expected to generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One. The Gearbox Facility must operate and be in compliance with the terms and conditions of the NMTC Transaction during the seven year compliance period, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with the NMTC Transaction.

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

The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company’s condensed consolidated balance sheet as of June 30, 2014. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest in the third quarter of 2018. Capital One may exercise an option to put its investment and receive $130 from the Company. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company expects that Capital One will exercise the put option at the end of the tax credit recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

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

The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One’s net contribution of $2,600 is included in Long Term Debt, Net of Current Maturities in the condensed consolidated balance sheet as of June 30, 2014. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred.

NOTE 17 — RESTRUCTURING

The Company’s total net restructuring charges incurred to date are detailed below:

	2011	2012	2013	Q1 ‘14	Q2 ‘14	Total
	Actual	Actual	Actual	Actual	Actual	Incurred
Restructuring charges:
Capital expenditures	$5	$2,596	$2,352	$441	$96	$5,490
Gain on sale of Brandon, SD Facility	—	—	(3,585)	—	—	(3,585)
Accelerated depreciation	—	819	898	—	—	1,717
Severance	430	—	435	—	—	865
Impairment charges	—	—	2,365	—	—	2,365
Moving and other exit-related costs	439	1,677	3,085	329	568	6,098
Total	$874	$5,092	$5,550	$770	$664	$12,950

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

In the third quarter of 2012, the Company identified a liability associated with the planned sale of the Cicero Avenue Facility. The liability is associated with environmental remediation costs that were originally identified while preparing the site for sale. The liability has been adjusted as needed since being originally identified and the expenses associated with this liability have been recorded as restructuring charges. As of June 30, 2014 the accrual balance remaining was $500.

Including costs incurred to date, the Company expects that a total of approximately $13,400 of net costs will be incurred to implement this restructuring initiative. To date, the Company has incurred approximately $13,000, or 96% of the total expected restructuring costs. The Company’s restructuring charges generally include costs to close or exit facilities, costs to move equipment, the related costs of building infrastructure for moved equipment and employee related costs. Of the total restructuring costs incurred, a total of approximately $4,800 consists of non-cash charges. Restructuring costs incurred to date include $900 of severance and $1,750 of accelerated depreciation of the Cicero Avenue Facility. The table below details the Company’s total net restructuring charges incurred to date and the total net expected restructuring charges as of June 30, 2014:

	2011	2012	2013	Q1 ‘14	Q2 ‘14	Total	Total
	Actual	Actual	Actual	Actual	Actual	Incurred	Projected
Capital expenditures:
Gearing	$5	$2,072	$2,075	$441	$96	$4,689	$4,875
Corporate	—	524	277	—	—	801	801
Total capital expenditures	5	2,596	2,352	441	96	5,490	5,676

Cash expenses:
Cost of sales:
Gearing	131	308	2,176	269	519	3,403	3,714
Services	—	225	234	—	—	459	459
Total cost of sales	131	533	2,410	269	519	3,862	4,173

Selling, general, and administrative expenses:
Towers	—	130	176	18	7	331	331
Gearing	35	520	451	42	42	1,090	1,090
Services	—	40	—	—	—	40	40
Corporate	406	49	462	—	—	917	917
Total selling, general and administrative expenses	441	739	1,089	60	49	2,378	2,378

Other - Towers and Weldments gain on Brandon, SD Facility:	—	—	(3,585)	—	—	(3,585)	(3,585)
Non-cash expenses:
Towers	—	—	291	—	—	291	291
Gearing	247	1,166	3,008	—	—	4,421	4,421
Services	—	58	(15)	—	—	43	43
Corporate	50	—	—	—	—	50	50
Total non-cash expenses	297	1,224	3,284	—	—	4,805	4,805
Grand total	$874	$5,092	$5,550	$770	$664	$12,950	$13,447

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

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

Second Quarter Overview

We recognized sales of $68,400 for the second quarter of 2014, a 29% increase compared to $52,900 in the second quarter of 2013. The increase reflects the continued strength in our Towers and Weldments segment. We reported net income of $1,900 or $.12 per diluted share in the second quarter of 2014, compared to net income of $400 or $.03 per diluted share in the second quarter of 2013. The $.09 per diluted share improvement was due to stronger results in the Towers and Weldments segment and lower corporate expenses, partly offset by the absence of a gain on the Brandon plant sale in the prior-year quarter.

We booked $23,600 in net new orders in the second quarter of 2014, slightly down from $24,900 in the prior-year second quarter; the prior year orders included $59,400 in new orders, net of $34,500 in cancellations. Towers and Weldments orders vary considerably from quarter to quarter; we received only $900 in the current quarter as compared to $17,500 in the prior-year second quarter. Second quarter 2014 Gearing orders totaled $18,300, up significantly from the prior-year second quarter’s orders of $4,800.  Services orders totaled $4,400, up sharply from the prior-year quarter.  At June 30, 2014, total backlog was $222,400.

In 2011, we concluded that our manufacturing footprint and fixed cost base were too large and expensive for our medium term needs. We are executing a plan to reduce our facility footprint by approximately 40% through the sale and/or closure of facilities comprising a total of approximately 600,000 square feet. Including costs incurred to date, we expect that a total of approximately $13,400 of net costs will be incurred to implement this restructuring initiative. To date, we have incurred approximately $13,000, or 96% of the total expected restructuring costs. Of the total restructuring costs incurred, a total of approximately $4,800 consists of non-cash charges.

We meet our short-term liquidity needs through our available cash balances and the use of a $20,000 secured credit facility with AloStar Bank of Commerce (“AloStar”), which was put in place on August 23, 2012. During the second quarter, the credit facility was used from time to time, although the operating cash generated by the business was generally sufficient to allow us to meet all cash obligations. At June 30, 2014 cash on hand totaled $9,706. We had the ability to borrow up to $17,970 under the Credit Facility. In the current quarter, the Loan Agreement was amended to increase the maximum capital expenditures limitation for 2014 from $4,000 to $10,000; subsequent to the end of the quarter, the Loan Agreement was further amended to increase the Letter of Credit Subline associated with the Company’s self-insured workers’ compensation plan.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2014, compared to the three months ended June 30, 2013.

	Three Months Ended June 30,				2014 vs. 2013
	2014	% of Total Revenue	2013	% of Total Revenue	$ Change	% Change

Revenues	$68,381	100.0%	$52,945	100.0%	$15,436	29.2%
Cost of sales	59,231	86.6%	48,338	91.3%	10,893	22.5%
Restructuring	519	0.8%	1,206	2.3%	(687)	-57.0%
Gross profit	8,631	12.6%	3,401	6.4%	5,230	153.8%

Operating expenses
Selling, general and administrative expenses	5,620	8.2%	5,117	9.7%	503	9.8%
Intangible amortization	111	0.2%	665	1.3%	(554)	-83.3%
Regulatory settlement	750	1.1%	—	0.0%	750	N/A
Restructuring	49	0.1%	107	0.2%	(58)	-54.2%
Total operating expenses	6,530	9.6%	5,889	11.2%	641	10.9%

Operating income (loss)	2,101	3.0%	(2,488)	-4.8%	4,589	184.4%

Other (expense) income
Interest expense, net	(184)	-0.3%	(227)	-0.4%	43	18.9%
Other, net	(16)	0.0%	180	0.3%	(196)	-108.9%
Restructuring	—	0.0%	2,953	5.6%	(2,953)	-100.0%
Total other (expense) income, net	(200)	-0.3%	2,906	5.5%	(3,106)	-106.9%

Net income from continuing operations before provision for income taxes	1,901	2.7%	418	0.7%	1,483	354.8%
Provision for income taxes	41	0.1%	14	0.0%	27	192.9%
Net income	$1,860	2.6%	$404	0.7%	$1,456	360.4%

Consolidated

Revenues increased by $15,436, from $52,945 during the three months ended June 30, 2013, to $68,381 during the three months ended June 30, 2014. We experienced an increase in Towers and Weldments revenue and Gearing revenue, partially offset by decreased Services revenue. Towers and Weldments segment revenues increased 35% due to increased customer demand and better operational throughput in our production facilities resulting in a 39% increase in towers sold during the current quarter as compared to the prior year second quarter. Weldments revenue for large industrial customers decreased 23% as compared to the prior-year quarter. The 19% increase in Gearing revenues reflects improved plant throughput and a reduction in the past-due backlog. The 14% decrease in Services revenue was due to the absence of a large industrial project completed in the prior-year quarter, partially offset by an improvement in blades revenue.

Gross profit increased by $5,230, from $3,401 during the three months ended June 30, 2013, to $8,631 during the three months ended June 30, 2014. The increase in gross profit was attributable to increased Towers and Weldments volumes and higher margins on the current mix of towers, partially offset by higher plant overhead in support of expected growth in weldments, and higher volumes and lower labor costs in Gearing. As a result, our total gross margin increased from 6.4% during the three months ended June 30, 2013, to 12.6% during the three months ended June 30, 2014.

Selling, general and administrative expenses increased by $503, from $5,117 during the three months ended June 30, 2013, to $5,620 during the three months ended June 30, 2014. The increase was primarily attributable to higher employee compensation costs, higher sales and marketing expenses, and higher professional services fees in the current-year quarter. Selling, general and administrative expenses as a percentage of sales decreased from 9.7% in the prior-year quarter to 8.2% in the current-year quarter.

Intangible amortization expense decreased from $665 during the three months ended June 30, 2013, to $111 during the three months ended June 30, 2014.  In the first quarter of 2013, we recorded $500 in accelerated amortization related to a customer relationship intangible asset.  In the current quarter, we recorded a $750 charge as an estimate of the amount required to settle the long-standing SEC matter - See Note 12 Legal Proceedings. Restructuring operating expenses decreased from $107 during the three months ended June 30, 2013, to $49 during the three months ended June 30, 2014, reflecting the near completion of restructuring activities begun in 2011.

Net income increased from $404 during the three months ended June 30, 2013, to $1,860 during the three months ended June 30, 2014, as a result of the favorable factors described above, which more than offset a $3,586 gain on the sale of the Brandon, SD facility in the prior-year quarter.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,

	2014	2013

Revenues	$52,891	$39,089
Operating income	8,561	5,063
Operating margin	16.2%	13.0%

Towers and Weldments segment revenues increased by $13,802, from $39,089 during the three months ended June 30, 2013, to $52,891 during the three months ended June 30, 2014. Towers and Weldments segment revenues increased 35% due to increased customer demand and better operational throughput in our production facilities resulting in a 39% increase in towers sold during the current quarter as compared to the prior-year second quarter. Weldments revenue for large industrial customers decreased 23% as compared to the prior-year quarter, due to a downturn in customer demand related to the weak mining industry; we expect to recover volumes in this area as we diversify our customer base.

Towers and Weldments segment operating income increased by $3,498, from $5,063 during the three months ended June 30, 2013, to $8,561 during the three months ended June 30, 2014. The significant increase was attributable to increased volumes and a higher margin mix of towers, partially offset by higher plant overhead in support of increased production volumes and expected growth in weldments. Operating margin increased from 13.0% during the three months ended June 30, 2013, to 16.2% during the three months ended June 30, 2014.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014	2013

Revenues	$12,424	$10,445
Operating loss	(1,800)	(3,975)
Operating margin	-14.5%	-38.1%

Gearing segment revenues increased by $1,979, from $10,445 during the three months ended June 30, 2013, to $12,424 during the three months ended June 30, 2014. The 19% increase in total revenues reflects improved plant throughput and a reduction in the past-due backlog.

Gearing segment operating loss decreased by $2,175, from $3,975 during the three months ended June 30, 2013, to $1,800 during the three months ended June 30, 2014. The decrease in operating loss was due to higher sales volume, improved productivity, lower non-cash charges and lower restructuring costs compared to the prior-year quarter. As a result of the factors described above, operating margin improved from (38.1%) during the three months ended June 30, 2013, to (14.5%) during the three months ended June 30, 2014.

Services Segment

The following table summarizes the Services segment operating results for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014	2013

Revenues	$3,482	$4,065
Operating loss	(1,319)	(1,262)
Operating margin	-37.9%	-31.0%

Services segment revenues decreased by $582, from $4,065 during the three months ended June 30, 2013, to $3,482 during the three months ended June 30, 2014. The 14% decrease in revenue was due to the absence of a large industrial project completed in the prior-year quarter, partially offset by stronger demand for turbine blade repairs.

Services segment operating loss increased by $57, from $1,262 during the three months ended June 30, 2013, to $1,319 during the three months ended June 30, 2014. The slight increase in operating loss was due to lower revenues, partly offset by the absence of restructuring charges in the current-year quarter as compared with the prior-year quarter. The operating margin worsened from (31.0%) during the three months ended June 30, 2013, to (37.9%) during the three months ended June 30, 2014.

Corporate and Other

Corporate and Other expenses increased by $1,027, from $2,314 during the three months ended June 30, 2013, to $3,341 during the three months ended June 30, 2014. The increase in expense was primarily attributable to the estimated $750 provision to settle the SEC investigation and higher employee compensation expense.

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

	Six Months Ended June 30,				2014 vs. 2013
	2014	% of Total Revenue	2013	% of Total Revenue	$ Change	% Change

Revenues	$127,181	100.0%	$98,451	100.0%	$28,730	29.2%
Cost of sales	112,669	88.6%	91,219	92.7%	21,450	23.5%
Restructuring	788	0.6%	1,661	1.7%	(873)	-52.6%
Gross profit	13,724	10.8%	5,571	5.6%	8,153	146.3%

Operating expenses
Selling, general and administrative expenses	11,537	9.1%	10,505	10.7%	1,032	9.8%
Intangible amortization	222	0.2%	1,330	1.4%	(1,108)	-83.3%
Regulatory settlement	750	0.6%	—	0.0%	750	N/A
Restructuring	109	0.1%	708	0.7%	(599)	-84.6%
Total operating expenses	12,618	10.0%	12,543	12.8%	75	0.6%

Operating income (loss)	1,106	0.8%	(6,972)	-7.2%	8,078	115.9%

Other (expense) income
Interest expense, net	(344)	-0.3%	(618)	-0.6%	274	44.3%
Other, net	120	0.1%	515	0.5%	(395)	-76.7%
Restructuring	—	0.0%	2,966	3.0%	(2,966)	-100.0%
Total other (expense) income, net	(224)	-0.2%	2,863	2.9%	(3,087)	-107.8%

Net loss from continuing operations before provision for income taxes	882	0.6%	(4,109)	-4.3%	4,991	121.5%
Provision for income taxes	65	0.1%	36	0.0%	29	80.6%
Loss from continuing operations	817	0.5%	(4,145)	-4.3%	4,962	119.7%
Loss from discontinued operations, net of tax	—	0.0%	(210)	-0.2%	210	100.0%
Net income (loss)	$817	0.5%	$(4,355)	-4.5%	$5,172	118.8%

Consolidated

Revenues increased by $28,730, from $98,451 during the six months ended June 30, 2013, to $127,181 during the six months ended June 30, 2014. We experienced a significant increase in Towers and Weldments revenue, partially offset by decreased Services revenue. Towers and Weldments segment revenues increased 47% due to increased customer demand and better operational throughput in our production facilities resulting in a 44% increase in towers sold during the current-year period as compared to the prior-year period. The prior-year period was weak as we began to ramp up production from the industry-wide slowdown at the end of 2012 due to the expiration of the federal Production Tax Credit. Weldments revenue for large industrial customers decreased 43% as compared to the prior-year period. Gearing revenue was flat, and Services experienced a 49% decrease in revenue due to the absence of a large industrial project completed in the prior-year period, partially offset by an improvement in blades revenue.

Gross profit increased by $8,153, from $5,571 during the six months ended June 30, 2013, to $13,724 during the six months ended June 30, 2014. The increase in gross profit was primarily attributable to increased Towers and Weldments volumes and higher margins on the current mix of towers. As a result, our total gross margin increased from 5.6% during the six months ended June 30, 2013, to 10.8% during the six months ended June 30, 2014.

Selling, general and administrative expenses increased by $1,032, from $10,505 during the six months ended June 30, 2013, to $11,537 during the six months ended June 30, 2014. The increase was primarily attributable to higher one-time professional expenses and higher employee compensation, partially offset by lower insurance expenses in the current-year quarter. Selling, general and administrative expenses as a percentage of sales decreased from 10.7% in the prior-year quarter to 9.1% in the current-year quarter.

Intangible amortization expense decreased from $1,330 during the six months ended June 30, 2013, to $222 during the six months ended June 30, 2014.  In the first half of 2013, we recorded $1,000 in accelerated amortization related to a customer relationship intangible asset.  In the second quarter of 2014, we recorded a $750 charge as an estimate of the amount required to settle the long-standing SEC Inquiry - See Note 12 Legal Proceedings. Restructuring operating expenses decreased from $708 during the six months ended June 30, 2013, to $109 during the six months ended June 30, 2014, reflecting the near completion of restructuring activities begun in 2011.

Net income from continuing operations increased from a loss of $4,145 during the six months ended June 30, 2013, to income of $817 during the six months ended June 30, 2014, as a result of the favorable factors described above, which more than offset a $3,586 gain on the sale of the Brandon, SD facility in the prior-year period.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
	2014	2013

Revenues	$101,185	$68,960
Operating income	14,172	7,217
Operating margin	14.0%	10.5%

Towers and Weldments segment revenues increased by $32,225, from $68,960 during the six months ended June 30, 2013, to $101,185 during the six months ended June 30, 2014. Towers and Weldments segment revenues increased 47% due to increased customer demand and better operational throughput in our production facilities resulting in a 44% increase in towers sold during the current-year period as compared to the prior-year period. The prior-year period was weak as we began to ramp up production from the industry-wide slowdown at the end of 2012 due to the expiration of the federal Production Tax Credit. Weldments revenue for large industrial customers decreased 43% as compared to the prior-year quarter, due to a downturn in customer demand related to the weak mining industry; we expect to recover volumes in this area as we diversity our customer base.

Towers and Weldments segment operating income increased by $6,955, from $7,217 during the six months ended June 30, 2013, to $14,172 during the six months ended June 30, 2014. The significant increase was attributable to increased volumes and higher margins on the current mix of towers, partially offset by higher plant overhead to support volume growth and in support of expected growth in weldments, higher employee expenses, and $681 in one-time professional expenses in the current-year period related to resolution of the previously disclosed 2013 accounting and internal control matters. Operating margin increased from 10.5% during the six months ended June 30, 2013, to 14.0% during the six months ended June 30, 2014.

Gearing Segment

The following table summarizes the Gearing segment operating results for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
	2014	2013
Revenues	$21,198	$21,164
Operating loss	(4,765)	(6,953)
Operating margin	-22.5%	-32.9%

Gearing segment revenues increased by $34, from $21,164 during the six months ended June 30, 2013, to $21,198 during the six months ended June 30, 2014. Revenues were flat as low first quarter shipments caused by production delays and an increase in production of complex gearboxes were offset by improved plant throughput in the second quarter of 2014.

Gearing segment operating loss decreased by $2,188, from $6,953 during the six months ended June 30, 2013, to $4,765 during the six months ended June 30, 2014. The decrease in operating loss was due to $1,464 lower non-cash charges, $687 lower restructuring expense,  and lower labor costs, partially offset by higher fixed overhead. As a result of the factors described above, operating margin improved from (32.9%) during the six months ended June 30, 2013, to (22.5%) during the six months ended June 30, 2014.

Services Segment

The following table summarizes the Services segment operating results for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
	2014	2013
Revenues	$5,920	$11,549
Operating loss	(2,658)	(1,962)
Operating margin	-44.9%	-17.0%

Services segment revenues decreased by $5,629, from $11,549 during the six months ended June 30, 2013, to $5,920 during the six months ended June 30, 2014. The 49% decrease in revenue was due to the absence of a large industrial project completed in the prior-year period, partially offset by stronger demand for turbine blade repairs.

Services segment operating loss increased by $696, from $1,962 during the six months ended June 30, 2013, to $2658 during the six months ended June 30, 2014. The increase in operating loss was due to lower revenues, partly offset by lower overhead spending and lower operating expenses. Operating margin worsened from (17.0%) during the six months ended June 30, 2013, to (44.9%) during the six months ended June 30, 2014.

Corporate and Other

Corporate and Other expenses increased by $369, from $5,274 during the six months ended June 30, 2013, to $5,643 during the six months ended June 30, 2014. The increase in expense was primarily attributable to the estimated $750 provision to settle the SEC investigation and higher employee compensation costs of $307, partially offset by decreased restructuring expense of $461 and decreased legal expense of $167.

NON-GAAP FINANCIAL MEASURES

The following non-GAAP financial measure presented below relates to earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (“Adjusted EBITDA”) and is presented for illustrative purposes as an accompaniment to our unaudited financial results of operations for the three and six months ended June 30, 2014 and 2013. Adjusted EBITDA should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under accounting principles generally accepted in the United States (“GAAP”). We believe that

Adjusted EBITDA is particularly meaningful due principally to the role acquisitions have played in our development and because of the significant restructuring program described above. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, which was primarily attributable to a significant portion of the purchase price of our acquired businesses being allocated to depreciable fixed assets and definite-lived intangible assets. The following Adjusted EBITDA calculation is derived from our unaudited condensed consolidated financial results for the three and six months ended June 30, 2014 and 2013, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Operating income (loss)	$2,101	$(2,488)	$1,106	$(6,972)
Depreciation and amortization	3,150	3,842	6,264	7,648
Restructuring	568	1,313	897	2,369
Other (loss) income	(16)	180	120	515
Share-based compensation and other stock payments	107	702	330	1,325
Adjusted EBITDA	$5,910	$3,549	$8,717	$4,885

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

Recent Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any new standards that we believes merit further discussion, except as discussed below. We are currently evaluating the impact of the new standards on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers.  This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized.  The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted.  We will adopt the provisions of ASU 2014-09 for the fiscal year beginning January 1, 2017, and are currently evaluating the impact on our condensed consolidated financial statements.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2014, cash and cash equivalents and short-term investments totaled $11,499, a decrease of $14,580 from December 31, 2013. Total debt and capital lease obligations at June 30, 2014 totaled $4,433, and we had the ability to borrow up to $17,970 under the Credit Facility. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with current cash on hand and cash generated by operations.

In connection with the Credit Facility, AloStar will advance funds against our borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Under this borrowing structure, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance. As a result of this structure, we anticipate that cash balances will remain at a minimum at all times when there are amounts outstanding under the Credit Facility. At June 30, 2014, the Credit Facility was undrawn and we were in compliance with all applicable covenants.

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

Sources and Uses of Cash

Operating Cash Flows

During the six months ended June 30, 2014, net cash used in operating activities totaled $10,546 compared to net cash provided by operating activities of $13,776 for the six months ended June 30, 2013. The increase in net cash used in operating activities was primarily attributable to a decrease in customer deposits associated primarily with completion of tower orders, as well as a decrease in accounts payable balances due primarily to shorter payment terms related to steel vendors.  Partly offsetting was the absence of the inventory increase experienced in the prior year when tower production increased sharply.

Investing Cash Flows

During the six months ended June 30, 2014, net cash used in investing activities totaled $3,054 compared to net cash provided by investing activities of $9,118 for the six months ended June 30, 2013. The increase in net cash used in investing activities as compared to the prior-year period was primarily attributable to the prior year sale of the Brandon, SD facility which resulted in gross proceeds of approximately $12,000.

Financing Cash Flows

During the six months ended June 30, 2014 and 2013, net cash used in financing activities totaled $537 and $6,149, respectively. The decrease in net cash used in financing activities as compared to the prior-year period was due primarily to the prior-year payments to the AloStar Bank line of credit and notes payable.

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

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2014. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk,” contained in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2014 because of the material weaknesses in internal control over financial reporting described below.

As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2013, the following material weaknesses existed at December 31, 2013 and June 30, 2014:

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses related to our internal controls over financial reporting, as described above.  However, our remediation was not complete as of June 30, 2014.  We can give no assurance that the measures we take will remediate the material weaknesses that we have identified or that any additional material weaknesses will not arise in the future.  Other than the changes disclosed above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BROADWIND ENERGY, INC.

July 31, 2014	By:	/s/ Peter C. Duprey
Peter C. Duprey
President and Chief Executive Officer
(Principal Executive Officer)

July 31, 2014	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

Exhibit Number	Exhibit
10.1	Third Amendment to Loan and Security Agreement dated as of June 25, 2014, by and among the Company, the Subsidiaries and AloStar Bank of Commerce*
10.2	Fourth Amendment to Loan and Security Agreement dated as of July 22, 2014, by and among the Company, the Subsidiaries and AloStar Bank of Commerce*
10.3	Second Amended and Restated Bylaws of the Company, adopted as of May 20, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report of Form 8-K filed May 23, 2014)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer*

*                                         Filed herewith.