Form 10-Q
period 2014-09-30
BROADWIND ENERGY, INC.
filed 2014-10-30
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-34278

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of October 22, 2014: 14,821,468.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.         Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,026	$24,936
Short-term investments	10,833	1,143
Restricted cash	83	83
Accounts receivable, net of allowance for doubtful accounts of $114 and $17 as of September 30, 2014 and December 31, 2013, respectively	24,316	18,735
Inventories, net	32,833	37,143
Prepaid expenses and other current assets	2,138	2,325
Assets held for sale	1,182	1,970
Total current assets	88,411	86,335
Property and equipment, net	64,300	69,077
Intangible assets, net	5,570	5,903
Other assets	515	2,379
TOTAL ASSETS	$158,796	$163,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$149	$201
Current portions of capital lease obligations	700	933
Accounts payable	25,036	27,537
Accrued liabilities	10,061	8,115
Customer deposits	20,573	22,993
Liabilities held for sale	361	749
Total current liabilities	56,880	60,528

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,608	2,755
Long-term capital lease obligations, net of current portions	731	1,193
Other	3,556	3,888
Total long-term liabilities	6,895	7,836

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,821,468 and 14,627,990 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	15	15
Additional paid-in capital	376,813	376,125
Accumulated deficit	(281,807)	(280,810)
Total stockholders’ equity	95,021	95,330
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$158,796	$163,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$60,289	$60,862	$187,470	$159,313
Cost of sales	56,267	55,147	168,936	146,366
Restructuring	164	1,097	952	2,758
Gross profit	3,858	4,618	17,582	10,189

OPERATING EXPENSES:
Selling, general and administrative	4,629	5,216	16,166	15,721
Intangible amortization	111	111	333	1,441
Regulatory settlement	816	1,500	1,566	1,500
Restructuring	113	79	222	787
Total operating expenses	5,669	6,906	18,287	19,449
Operating loss	(1,811)	(2,288)	(705)	(9,260)

OTHER (EXPENSE) INCOME, net:
Interest expense, net	(177)	(177)	(521)	(795)
Other, net	29	(4)	149	511
Gain (loss) on sale of assets and restructuring	119	(1)	119	2,965
Total other (expense) income, net	(29)	(182)	(253)	2,681

Net loss from continuing operations before provision for income taxes	(1,840)	(2,470)	(958)	(6,579)
Provision (benefit) for income taxes	(26)	28	39	64
LOSS FROM CONTINUING OPERATIONS	(1,814)	(2,498)	(997)	(6,643)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	100	—	(110)
NET LOSS	$(1,814)	$(2,398)	$(997)	$(6,753)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Loss from continuing operations	$(0.12)	$(0.18)	$(0.07)	$(0.46)
Loss from discontinued operations	—	0.01	—	(0.01)
Net loss	$(0.12)	$(0.17)	$(0.07)	$(0.47)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	14,792	14,525	14,728	14,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares Issued and Outstanding	Issued Amount	Additional Paid-in Capital	Accumulated Deficit	Total
BALANCE, December 31, 2012	14,197,792	$14	$373,605	$(270,311)	$103,308

Stock issued for restricted stock	258,284	1	—	—	1
Stock issued under stock option plans	5,400	—	18	—	18
Stock issued under defined contribution 401(k) retirement savings plan	166,514	—	681	—	681
Share-based compensation	—	—	1,821	—	1,821
Net loss	—	—	—	(10,499)	(10,499)
BALANCE, December 31, 2013	14,627,990	$15	$376,125	$(280,810)	$95,330

Stock issued for restricted stock	173,369	—	—	—	—
Stock issued under stock option plans	2,863	—	9	—	9
Stock issued under defined contribution 401(k) retirement savings plan	17,246	—	163	—	163
Share-based compensation	—	—	516	—	516
Net loss	—	—	—	(997)	(997)
BALANCE, September 30, 2014	14,821,468	$15	$376,813	$(281,807)	$95,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(997)	$(6,753)

Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	9,576	11,412
Impairment charges	—	288
Stock-based compensation	515	1,438
Allowance for doubtful accounts	98	(274)
Common stock issued under defined contribution 401(k) plan	163	499
Loss (gain) on disposal of assets	(99)	(3,576)
Changes in operating assets and liabilities:
Accounts receivable	(5,659)	(1,463)
Inventories	4,310	(10,868)
Prepaid expenses and other current assets	1,956	1,228
Accounts payable	(1,981)	11,399
Accrued liabilities	1,945	1,123
Customer deposits	(2,367)	17,419
Other non-current assets and liabilities	(371)	(365)
Net cash provided by operating activities	7,089	21,507

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of logistics business and related note receivable	—	250
Purchases of available for sale securities	(13,340)	(867)
Sales of available for sale securities	994	—
Maturities of available for sale securities	2,655	—
Purchases of property and equipment	(5,560)	(4,357)
Proceeds from disposals of property and equipment	1,045	12,533
(Increase) decrease in restricted cash	—	(1)
Net cash (used) provided by investing activities	(14,206)	7,558

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	9	—
Payments on lines of credit and notes payable	(59)	(80,233)
Proceeds from lines of credit and notes payable	—	75,208
Principal payments on capital leases	(743)	(1,730)
Net cash used in financing activities	(793)	(6,755)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,910)	22,310
CASH AND CASH EQUIVALENTS, beginning of the period	24,936	516
CASH AND CASH EQUIVALENTS, end of the period	$17,026	$22,826

Supplemental cash flow information:
Interest paid	$434	$672
Income taxes paid	$32	$19
Non-cash investing and financing activities:
Issuance of restricted stock grants	$338	$1,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2014. The December 31, 2013 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the condensed consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. and its wholly-owned subsidiaries Broadwind Towers, Inc. (“Broadwind Towers”), Brad Foote Gear Works, Inc. (“Brad Foote”) and Broadwind Services, LLC (“Broadwind Services”) (collectively, “Subsidiaries”). All intercompany transactions and balances have been eliminated.

There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2014 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Company Description

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Cicero, Illinois, and the Subsidiaries.

Broadwind provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the U.S. The Company’s most significant presence is within the U.S. wind energy industry, although it has diversified into other industrial markets in order to improve its capacity utilization and reduce its exposure to uncertainty related to favorable governmental policies currently supporting the U.S. wind energy industry. For the first nine months of 2014, 76% of the Company’s revenue was derived from sales associated with new wind turbine installations.

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

Liquidity

As of September 30, 2014, cash and cash equivalents and short-term investments totaled $27,859, an increase of $1,780 from December 31, 2013.  Total debt and capital lease obligations at September 30, 2014 totaled $4,188 and the Company is obligated to make principal payments under the outstanding debt totaling $149 over the next twelve months.  The Company also has access to a $20 million credit facility established in 2011 (the “Credit Facility”) with AloStar Bank of Commerce (“AloStar”) which is currently undrawn.  Under the terms of the Credit Facility, AloStar will advance funds when requested up to the level of the Company’s borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory.  At September 30, 2014, the Credit Facility was undrawn and the Company was in compliance with all applicable covenants.

Since its inception, the Company has continuously incurred operating losses.  The Company anticipates that current cash resources, amounts available under the Credit Facility, and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. If assumptions regarding the Company’s production, sales and subsequent collections from several of the Company’s large customers, as well as customer advances and revenues generated from new customer orders, are materially inconsistent with management’s expectations, the Company may in the future encounter cash flow and liquidity issues.  If the Company’s operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could lose access to the Credit Facility.  This could limit the Company’s operational flexibility, or require a delay in making planned investments. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require new financial covenants or impose other restrictions on the Company.  While the Company believes that it will continue to have sufficient cash available to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, or that credit facilities will be available in an amount sufficient to enable the Company to meet these financial obligations.

Please refer to Note 17, “Restructuring” of these condensed consolidated financial statements for a discussion of the restructuring plan which the Company initiated in the third quarter of 2011. To date, the Company has incurred $13,200 of net costs in conjunction with its restructuring plan. Including costs incurred to date, the Company expects that a total of approximately $13,600 of net costs will be incurred to implement this restructuring plan. Since the restructuring activities are substantially complete, the Company believes this no longer represents a material use of financial resources.

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic earnings per share calculation:

Net loss	$(1,814)	$(2,398)	$(997)	$(6,753)

Weighted average number of common shares outstanding	14,791,811	14,524,522	14,728,379	14,405,498
Basic net loss per share	$(0.12)	$(0.17)	$(0.07)	$(0.47)

Diluted earnings per share calculation:

Net loss	$(1,814)	$(2,398)	$(997)	$(6,753)

Weighted average number of common shares outstanding	14,791,811	14,524,522	14,728,379	14,405,498
Common stock equivalents:
Stock options and unvested restricted stock units	—	—	—	—
Weighted average number of common shares outstanding	14,791,811	14,524,522	14,728,379	14,405,498
Diluted net loss per share	$(0.12)	$(0.17)	$(0.07)	$(0.47)

NOTE 3 — DISCONTINUED OPERATIONS

In December 2010, the Company’s Board of Directors (the “Board”) approved a plan to divest the Company’s wholly-owned subsidiary Badger Transport, Inc. (“Badger”), which formerly comprised the Company’s Logistics segment. In March 2011, the Company completed the sale of Badger to BTI Logistics, LLC. As a component of the proceeds from the sale, the Company received a $1,500 secured promissory note payable from the purchaser. There is a balance of $860 outstanding on the note receivable, all of which is considered past due. As a result of the uncertainty related to any future expected payments from the purchaser, the note is fully reserved for at September 30, 2014.

NOTE 4 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. Marketable investments with original maturities between three and twelve months are recorded as short-term investments. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company’s condensed consolidated statements of operations. As of September 30, 2014 and December 31, 2013, cash and cash equivalents totaled $17,026 and $24,936, respectively, and short-term investments totaled $10,833 and $1,143, respectively. The components of cash and cash equivalents and short-term investments as of September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30,	December 31,
	2014	2013
Cash and cash equivalents:
Cash	$9,544	$12,021
Money market funds	4,570	7,423
Municipal bonds	2,912	5,492
Total cash and cash equivalents	17,026	24,936

Short-term investments (available-for-sale):
Municipal bonds	10,833	1,143

Total cash and cash equivalents and short-term investments	$27,859	$26,079

NOTE 5 — INVENTORIES

The components of inventories as of September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30,	December 31,
	2014	2013

Raw materials	$17,324	$21,859
Work-in-process	10,108	11,212
Finished goods	7,973	6,381
	35,405	39,452
Less: Reserve for excess and obsolete inventory	(2,572)	(2,309)
Net inventories	$32,833	$37,143

NOTE 6 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed during 2007. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. The Company tests intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the third quarter of 2014, the Company identified triggering events associated with Brad Foote’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets. Based upon the Company’s assessment, the recoverable amount was in excess of the carrying amount of the intangible assets, and no impairment to these assets was indicated as of September 30, 2014.

As of September 30, 2014 and December 31, 2013, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	September 30, 2014				December 31, 2013
				Weighted				Weighted
			Net	Average			Net	Average
	Cost	Accumulated	Book	Amortization	Cost	Accumulated	Book	Amortization
	Basis	Amortization	Value	Period	Basis	Amortization	Value	Period
Intangible assets:
Customer relationships	$3,979	$(3,628)	$351	7.2	$3,979	$(3,595)	$384	7.2
Trade names	7,999	(2,780)	5,219	20.0	7,999	(2,480)	5,519	20.0

Intangible assets	$11,978	$(6,408)	$5,570	15.8	$11,978	$(6,075)	$5,903	15.8

As of September 30, 2014, estimated future amortization expense is as follows:

2014	$111
2015	444
2016	444
2017	444
2018	444
2019 and thereafter	3,683
Total	$5,570

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013

Accrued payroll and benefits	$4,150	$5,144
Accrued property taxes	463	143
Income taxes payable	500	493
Accrued professional fees	129	36
Accrued warranty liability	773	457
Accrued regulatory settlement	2,066	—
Accrued environmental reserve	536	500
Accrued self-insurance reserve	1,048	803
Accrued other	396	539
Total accrued liabilities	$10,061	$8,115

The accrued regulatory settlement includes $500 for the current portion of the environmental settlement recorded in 2013 and $1,566 related to the estimated United States Securities and Exchange Commission (“SEC”) inquiry settlement recorded in the current-year period - see Note 12, “Legal Proceedings” of these condensed consolidated financial statements for a discussion of the inquiry.  The increase in the accrued self-insurance reserve is due to the Company becoming self-insured for worker’s compensation effective January 1, 2014.

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013

Term loans and notes payable	$2,757	$2,956
Less: Current portion	(149)	(201)
Long-term debt, net of current maturities	$2,608	$2,755

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

As of September 30, 2014, there was no outstanding indebtedness under the Credit Facility, the Company had the ability to borrow up to $14,384 thereunder and the per annum interest rate would have been 5.25%. The Company was in compliance with all applicable covenants under the Loan Agreement as of September 30, 2014.

Other

Included in Long Term Debt, Net of Current Maturities is $2,600 associated with the New Markets Tax Credit transaction described further in Note 16, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements. Additionally, the Company has approximately $157 of other term loans outstanding.

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

The following tables represent the fair values of the Company’s financial assets as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Municipal bonds and money market funds	$—	$18,315	$—	$18,315
Assets measured on a nonrecurring basis:
Gearing equipment	—	—	361	361
Clintonville, WI facility	—	—	821	821
Gearing Cicero Ave. facility	—	—	560	560
Total assets at fair value	$—	$18,315	$1,742	$20,057

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Municipal bonds and money market funds	$—	$14,058	$—	$14,058
Assets measured on a nonrecurring basis:
Gearing equipment	—	—	1,149	1,149
Clintonville, WI facility	—	—	821	821
Gearing Cicero Ave. facility	—	—	560	560
Total assets at fair value	$—	$14,058	$2,530	$16,588

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

Due to the Company’s operating losses within Brad Foote and Broadwind Services in the third quarter of 2014 combined with its history of continued operating losses, the Company continues to evaluate the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company’s September 30, 2014 assessment, the recoverable amount of undiscounted cash flows based upon the Company’s most recent projections substantially exceeded the carrying amount of invested capital for the Gearing and Services segments, respectively, and no impairment to these assets was indicated.

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of September 30, 2014, the Company had no net deferred income taxes due to the full recorded valuation allowance. During the nine months ended September 30, 2014, the Company recorded a provision for income taxes of $39 compared to a provision for income taxes of $64 during the nine months ended September 30, 2013.

The Company files income tax returns in U.S. federal and state jurisdictions. As of September 30, 2014, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2013, the Company had net operating loss (“NOL”) carryforwards of $162,971expiring in various years through 2033.

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

The Company announced on February 13, 2013, that the Board had adopted a Stockholder Rights Plan (the “Rights Plan”) designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under IRC Section 382 for a three-year period. The Rights Plan is intended to act as a deterrent to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.9% or more of the Company’s common stock and thereby triggering a further limitation of the Company’s available NOL carryforwards. In connection with the adoption of the Rights Plan, the Board declared a non-taxable dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock to the Company’s stockholders of record as of the close of business on February 22, 2013. Each Right entitles its holder to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $14.00 per Right, subject to adjustment. As a result of the Rights Plan, any person or group that acquires beneficial ownership of 4.9% or more of the Company’s common stock without the approval of the Board would be subject to significant dilution in the ownership interest of that person or group. Stockholders who owned 4.9% or more of the outstanding shares of the Company’s common stock as of February 12, 2013 will not trigger the preferred share purchase rights unless they acquire additional shares. The Rights Plan was subsequently approved by the Company’s stockholders at the Company’s 2013 Annual Meeting of Stockholders.

As of September 30, 2014, the Company had $286 of unrecognized tax benefits, all of which would have a favorable impact on income tax expense. It is reasonably possible that unrecognized tax benefits will decrease by up to approximately $32 as a result of the expiration of the applicable statutes of limitations within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had accrued interest and penalties of $240 as of September 30, 2014. As of December 31, 2013, the Company had unrecognized tax benefits of $495, of which $209 represented accrued interest and penalties.

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

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. As of September 30, 2014, the Company had reserved 58,283 shares for issuance upon the exercise of stock options outstanding and 47,607 shares for issuance upon the vesting of restricted stock unit (“RSU”) awards outstanding. As of September 30, 2014, 221,495 shares of common stock reserved for stock options and RSU awards under the 2007 EIP have been issued in the form of common stock.

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

The 2012 EIP reserves 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of September 30, 2014, the Company had reserved 100,935 shares for issuance upon the exercise of stock options outstanding and 504,161 shares for issuance upon the vesting of RSU awards outstanding. As of September 30, 2014, 309,514 shares of common stock reserved for stock options and RSU awards under the 2012 EIP have been issued in the form of common stock.

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

The following table summarizes stock option activity during the nine months ended September 30, 2014 under the Equity Incentive Plans, as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2013	207,775	$26.22
Granted	—	$—
Exercised	(2,863)	$3.39
Forfeited	(9,624)	$5.12
Expired	(36,070)	$74.68
Outstanding as of September 30, 2014	159,218	$16.93

Exercisable as of September 30, 2014	99,083	$23.92

The following table summarizes RSU activity during the nine months ended September 30, 2014 under the Equity Incentive Plans, as follows:

	Number of RSU’s	Weighted Average Grant-Date Fair Value Per RSU
Outstanding as of December 31, 2013	670,338	$4.47
Granted	196,442	$9.17
Vested	(248,565)	$4.64
Forfeited	(66,447)	$5.32
Outstanding as of September 30, 2014	551,768	$5.96

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. There were no stock options granted during the nine months ended September 30, 2014.

The Company utilized a forfeiture rate of 25% during the nine months ended September 30, 2014 and 2013 for estimating the forfeitures of stock compensation granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2014 and 2013, as follows:

	Nine Months Ended September 30,
	2014	2013
Share-based compensation expense:
Cost of Sales	$98	$136
Selling, general and administrative	418	1,302
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$516	$1,438

Reduction in earnings per share:
Basic and diluted earnings per share (2)	$0.03	$0.10

(1)         Income tax benefit is not illustrated because the Company is currently in a full tax valuation allowance position and an actual income tax benefit was not realized for the nine months ended September 30, 2014 and 2013. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

(2)         Diluted earnings per share for the nine months ended September 30, 2014 and 2013 does not include common stock equivalents due to their anti-dilutive nature as a result of the Company’s net losses for these respective periods.  Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

As of September 30, 2014, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and RSUs, in the amount of approximately $2,380 will be recognized through 2017. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

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

SEC Inquiry

In August 2011, the Company received a subpoena from the SEC seeking documents related to certain accounting practices at Brad Foote. The subpoena was issued following an informal inquiry that the Company received from the SEC in November 2010, which likely arose out of a whistleblower complaint that the SEC received related to revenue recognition, cost accounting and intangible and fixed asset valuations at Brad Foote. The Company produced documents responsive to the SEC’s subpoena. Following the issuance of subpoenas for testimony, the SEC deposed certain current and former Company employees.

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

The Company has reached a settlement in principle with the Staff, subject to the SEC’s final approval, but there can be no assurance that the settlement will be approved or regarding the final amount of any such settlement. The Company has recorded a $816 charge in the third quarter of 2014, in addition to the $750 charge recorded in the second quarter of 2014, as an estimate of the amount required to settle the matter.  Publicity surrounding the foregoing could have an adverse impact on the Company’s reputation, business, financial condition, results of operations or cash flows.

Environmental

On February 15, 2011, pursuant to a search warrant, officials from the United States Environmental Protection Agency (“USEPA”) entered and conducted a search of Brad Foote’s facility at 1309 Cicero Avenue in Cicero, Illinois (the “Cicero Avenue Facility”) in connection with the alleged improper disposal of industrial wastewater to the sewer. On September 24, 2013, the United States Attorney’s Office, Northern District of Illinois (“USAO”) commenced a criminal action in the USDC based on this investigation. Subsequently, Brad Foote entered into a plea agreement with the USAO (the “Plea Agreement”) with regard to this criminal action, pursuant to which Brad Foote agreed to plead guilty to one count of knowingly violating the Clean Water Act, Title 33, United States Code, Section 1319(c)(2)(A) and pay a $1,500 fine (payable in three annual installments of $500 within three years of the date of sentencing), subject to the USDC’s approval of the Plea Agreement. Brad Foote pled guilty pursuant to the Plea Agreement on November 13, 2013, and the USDC approved the Plea Agreement on February 19, 2014. By correspondence dated April 17, 2014, the USEPA advised that, due to the admitted violation of the Clean Water Act by Brad Foote, the Cicero Avenue Facility is statutorily debarred from receiving federal contracts or benefits if any of the work will be performed at the place where the offense occurred.  Brad Foote is currently seeking to terminate the debarment. The action by the USEPA is expected to have minimal impact on the Company since the Cicero Avenue Facility is being closed and is scheduled to be sold as part of the Company’s restructuring program.

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

Services

The Company offers a comprehensive range of services, primarily to wind farm developers and operators. The Company specializes in non-routine maintenance services for both kilowatt and megawatt turbines. The Company also offers comprehensive field services to the wind energy industry. The Company is increasingly focusing its efforts on the identification and/or development of product and service offerings which will improve the reliability and efficiency of wind turbines, and therefore enhance the economic benefits to its customers. The Company provides wind services across the U.S., with primary service locations in South Dakota and Texas. The Company operates drivetrain service centers in these two locations, focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing.

Corporate and Eliminations

“Corporate” includes the assets and selling, general and administrative expenses of the Company’s corporate office. “Eliminations” comprises adjustments to reconcile segment results to consolidated results.

Summary financial information by reportable segment for the three and nine months ended September 30, 2014 and 2013 is as follows:

For the Three Months Ended September 30, 2014:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$45,027	$10,267	$4,995	$—	$—	$60,289
Intersegment revenues	72	67	31	—	(170)	—
Operating profit (loss)	3,351	(2,294)	(732)	(2,136)	—	(1,811)
Depreciation and amortization	1,061	1,906	312	33	—	3,312
Capital expenditures	552	358	50	57	—	1,017

For the Three Months Ended September 30, 2013:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$47,020	$10,138	$3,704	$—	$—	$60,862
Intersegment revenues	64	251	—	—	(315)	—
Operating profit (loss)	6,561	(5,375)	(1,276)	(2,220)	22	(2,288)
Depreciation and amortization	941	2,014	409	15	—	3,379
Capital expenditures	750	849	7	22	—	1,628

For the Nine Months Ended September 30, 2014:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$145,955	$30,681	$10,834	$—	$—	$187,470
Intersegment revenues (1)	329	851	111	—	(1,291)	—
Operating profit (loss)	17,523	(7,060)	(3,390)	(7,774)	(4)	(705)
Depreciation and amortization	3,052	5,512	932	80	—	9,576
Capital expenditures	3,664	1,334	175	387	—	5,560

For the Nine Months Ended September 30, 2013:	Towers and Weldments	Gearing	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$115,977	$28,098	$15,238	$—	$—	$159,313
Intersegment revenues (1)	67	3,456	15	—	(3,538)	—
Operating profit (loss)	13,779	(12,326)	(3,239)	(7,455)	(19)	(9,260)
Depreciation and amortization	2,841	7,469	1,064	38	—	11,412
Capital expenditures	1,235	2,504	240	378	—	4,357

	Total Assets as of
	September 30,	December 31,
	2014	2013
Segments:
Towers and Weldments	$49,795	$51,934
Gearing	55,961	66,208
Services	16,100	14,800
Assets held for sale	1,182	1,970
Corporate	296,809	300,835
Eliminations	(261,051)	(272,053)
	$158,796	$163,694

(1)     Intersegment revenues primarily consist of sales from Gearing to Services. Sales from Gearing to Services totaled $851 and $3,456 for the nine months ended September 30, 2014 and 2013, respectively.

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

In connection with the Company’s ongoing restructuring initiatives, during the third quarter of 2012, the Company identified a liability associated with the planned sale of the Cicero Avenue Facility. The liability is associated with environmental remediation costs that were identified while preparing the site for sale. During 2013, the Company applied for and was accepted into the Illinois Environmental Protection Agency (“IEPA”) voluntary site remediation program. In the first quarter of 2014, the Company completed a comprehensive review of remedial options for the Cicero Avenue Facility and selected a preferred remediation technology. As part of the voluntary site remediation program, the Company has submitted a plan to the IEPA for approval to conduct a pilot study to test the effectiveness of the selected remediation technology.  On July 23, 2014, the Company received comments from the IEPA on the proposed site remediation plan.  The Company is developing a response to those comments. The Company will continue to reevaluate its reserve balance associated with this matter as it gathers additional information. As of September 30, 2014, the accrual balance associated with this matter totaled $500.

Warranty Liability

The Company provides warranty terms that range from one to five years for various products and services supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of September 30, 2014 and 2013, estimated product warranty liability was $773 and $675, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the nine months ended September 30, 2014 and 2013 were as follows:

	For the Nine Months Ended September 30,
	2014	2013

Balance, beginning of period	$457	$707
Warranty expense	352	(25)
Warranty claims	(36)	(7)
Balance, end of period	$773	$675

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the nine months ended September 30, 2014 and 2013 consisted of the following:

	For the Nine Months Ended September 30,
	2014	2013

Balance at beginning of period	$17	$453
Bad debt expense	110	(38)
Write-offs	(5)	(236)
Other adjustments	(8)	—
Balance at end of period	$114	$179

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of September 30, 2014.

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, the Company began to self-insure for its workers’ compensation liabilities, including reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. The Company takes into account claims incurred but not reported when determining its workers’ compensation reserves. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations.  As of September 30, 2014, the Company had $1,048 accrued for self-insured workers’ compensation.

Other

As of December 31, 2013, approximately 18% of the Company’s employees were covered by two collective bargaining agreements with local unions in Cicero, Illinois and Neville Island, Pennsylvania. The collective bargaining agreement with the Cicero union is expected to remain in effect through February 2018.  The collective bargaining agreement with the Neville Island union is expected to remain in effect through October 2017.

See Note 16, “New Markets Tax Credit Transaction” of these consolidated financial statements related to a strategic financing transaction (the “NMTC Transaction”).  The NMTC Transaction relates to the Company’s Abilene, Texas drivetrain service center facility (the “Gearbox Facility”), which is focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing.  Pursuant to the NMTC Transaction, the gross loan and investment in the Gearbox Facility of $10,000 is expected to generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One, National Association (“Capital One”).  The Gearbox Facility must operate and be in compliance with the terms and conditions of the NMTC Transaction during the seven year compliance period, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with the NMTC Transaction.

NOTE 16 — NEW MARKETS TAX CREDIT TRANSACTION

On July 20, 2011, the Company executed the NMTC Transaction involving the following third parties: AMCREF Fund VII, LLC (“AMCREF”), a registered community development entity; COCRF Investor VIII, LLC (“COCRF”); and Capital One. The NMTC Transaction allows the Company to receive below market interest rate funds through the federal New Markets Tax Credit (“NMTC”) program.  The Company received $2,280 in proceeds via the NMTC Transaction. The NMTC Transaction qualifies under the NMTC program and included a gross loan from AMCREF to Broadwind Services in the principal amount of $10,000, with a term of fifteen years and interest payable at the rate of 1.4% per annum, largely offset by a gross loan in the principal amount of $7,720 from the Company to COCRF, with a term of fifteen years and interest payable at the rate of 2.5% per annum.

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

The Gearbox Facility must operate and be in compliance with various regulations and restrictions through September 2018, the end of the seven year period, to comply with the terms of the NMTC Transaction, or the Company may be liable under its indemnification agreement with Capital One for the recapture of tax credits. In the event the Company does not comply with these regulations and restrictions, the NMTC program tax credits may be subject to 100% recapture for a period of seven years as provided in the IRC. The Company does not anticipate that any tax credit recapture events will occur or that it will be required to make any payments to Capital One under the indemnification agreement.

The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company’s condensed consolidated balance sheet as of September 30, 2014. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest in the third quarter of 2018. Capital One may exercise an option to put its investment and receive $130 from the Company. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company expects that Capital One will exercise the put option at the end of the tax credit recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

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

The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One’s net contribution of $2,600 is included in Long Term Debt, Net of Current Maturities in the condensed consolidated balance sheet as of September 30, 2014. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred.

NOTE 17 — RESTRUCTURING

The Company’s total net restructuring charges incurred to date are detailed below:

	2011	2012	2013	Q1 ’14	Q2 ’14	Q3 ’14	Total
	Actual	Actual	Actual	Actual	Actual	Actual	Incurred
Restructuring charges:
Capital expenditures	$5	$2,596	$2,352	$441	$96	$127	$5,617
Gain on sale of Brandon, SD Facility	—	—	(3,585)	—	—	—	(3,585)
Accelerated depreciation	—	819	898	—	—	—	1,717
Severance	430	—	435	—	—	—	865
Impairment charges	—	—	2,365	—	—	—	2,365
Moving and other exit-related costs	439	1,677	3,085	329	568	158	6,256
Total	$874	$5,092	$5,550	$770	$664	$285	$13,235

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

In the third quarter of 2012, the Company identified a liability associated with the planned sale of the Cicero Avenue Facility. The liability is associated with environmental remediation costs that were originally identified while preparing the site for sale. The liability has been adjusted as needed since being originally identified and the expenses associated with this liability have been recorded as restructuring charges. As of September 30, 2014 the accrual balance remaining was $500.

Including costs incurred to date, the Company expects that a total of approximately $13,600 of net costs will be incurred to implement this restructuring initiative. To date, the Company has incurred approximately $13,200, or 98% of the total expected restructuring costs. The Company’s restructuring charges generally include costs to close or exit facilities, costs to move equipment, the related costs of building infrastructure for moved equipment and employee related costs. Of the total restructuring costs incurred, a total of approximately $4,700 consists of non-cash charges. Restructuring costs incurred to date include $900 of severance and $1,750 of accelerated depreciation of the Cicero Avenue Facility. The table below details the Company’s total net restructuring charges incurred to date and the total net expected restructuring charges as of September 30, 2014:

	2011	2012	2013	Q1 ’14	Q2 ’14	Q3 ’14	Total	Total
	Actual	Actual	Actual	Actual	Actual	Actual	Incurred	Projected
Capital expenditures:
Gearing	$5	$2,072	$2,075	$441	$96	$127	$4,816	$4,867
Corporate	—	524	277	—	—	—	801	801
Total capital expenditures	5	2,596	2,352	441	96	127	5,617	5,668

Cash expenses:
Cost of sales:
Gearing	131	308	2,176	269	519	164	3,567	3,835
Services	—	225	234	—	—	—	459	459
Total cost of sales	131	533	2,410	269	519	164	4,026	4,294

Selling, general, and administrative expenses:
Towers	—	130	176	18	7	15	346	346
Gearing	35	520	451	42	42	98	1,188	1,188
Services	—	40	—	—	—	—	40	40
Corporate	406	49	462	—	—	—	917	917
Total selling, general and administrative expenses	441	739	1,089	60	49	113	2,491	2,491

Other - Towers and Weldments gain on Brandon, SD Facility:	—	—	(3,585)	—	—	—	(3,585)	(3,585)
Non-cash expenses:
Towers	—	—	291	—	—	—	291	291
Gearing	247	1,166	3,008	—	—	(119)	4,302	4,302
Services	—	58	(15)	—	—	—	43	43
Corporate	50	—	—	—	—	—	50	50
Total non-cash expenses	297	1,224	3,284	—	—	(119)	4,686	4,686
Grand total	$874	$5,092	$5,550	$770	$664	$285	$13,235	$13,554

NOTE 18 – SUBSEQUENT EVENT

On October 29, 2014, the Company’s Board of Directors authorized a program to repurchase up to $10,000 of the Company’s outstanding common stock over the next six months.  The Company’s share repurchase program does not obligate it to acquire any specific number of shares.  The common stock may be acquired in the open market at prices subject to certain pricing guidelines determined by management. The Company has no obligation to repurchase shares, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.

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

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

Third Quarter Overview

We recognized sales of $60,300 for the third quarter of 2014, a 1% decrease compared to $60,900 in the third quarter of 2013. The decrease reflects a decrease in our Towers and Weldments segment revenues, partially offset by improvements in our Services segment. We reported a net loss of $1,800 or $.12 per share in the third quarter of 2014, compared to a net loss of $2,400 or $.17 per share in the third quarter of 2013. The $.05 per share improvement was due to improvements in the Gearing and Services segments, partially offset by decreases in the Towers and Weldments segment. The 2013 quarter included an environmental regulatory settlement charge of $1,500; the 2014 quarter includes a settlement charge of $816 associated with the United States Securities and Exchange Commission (“SEC”) inquiry.

We booked $66,100 in net new orders in the third quarter of 2014, down from $87,000 in the prior-year third quarter. Towers and Weldments orders vary considerably from quarter to quarter; we received $51,700 in the current quarter as compared to $70,300 in the prior-year third quarter. Third quarter 2014 Services orders totaled $5,300, up significantly from the prior-year third quarter’s orders of $3,900.  Gearing orders totaled $9,000, down from $12,800 in the prior-year quarter.  At September 30, 2014, total backlog was $228,100.

In 2011, we concluded that our manufacturing footprint and fixed cost base were too large and expensive for our medium term needs. We are executing a plan to reduce our facility footprint by approximately 40% through the sale and/or closure of facilities comprising a total of approximately 600,000 square feet. Including costs incurred to date, we expect that a total of approximately $13,600 of net costs will be incurred to implement this restructuring initiative. To date, we have incurred approximately $13,200, or 98% of the total expected restructuring costs. Of the total restructuring costs incurred, a total of approximately $4,700 consists of non-cash charges.

We meet our short-term liquidity needs through our available cash balances and the use of a $20,000 secured credit facility with AloStar Bank of Commerce (“AloStar”), which was put in place on August 23, 2012 (the “Credit Facility”). During the third quarter, the Credit Facility was used from time to time, although the operating cash generated by the business was generally sufficient to allow us to meet all cash obligations. At September 30, 2014, cash and cash equivalents and short-term investments totaled $27,859 and we had the ability to borrow up to $14,384 under the Credit Facility.

Recent Developments

On October 29, 2014, our Board of Directors authorized a program to repurchase up to $10,000 of our outstanding common stock over the next six months. Our share repurchase program does not obligate us to acquire any specific number of shares. The common stock may be acquired in the open market at prices subject to certain pricing guidelines determined by management. We have no obligation to repurchase shares, and we may discontinue purchases at any time that management determines additional purchases are not warranted.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

	Three Months Ended September 30,				2014 vs. 2013
	2014	% of Total Revenue	2013	% of Total Revenue	$ Change	% Change

Revenues	$60,289	100.0%	$60,862	100.0%	$(573)	-0.9%
Cost of sales	56,267	93.3%	55,147	90.6%	1,120	2.0%
Restructuring	164	0.3%	1,097	1.8%	(933)	-85.1%
Gross profit	3,858	6.4%	4,618	7.6%	(760)	-16.5%

Operating expenses
Selling, general and administrative expenses	4,629	7.7%	5,216	8.6%	(587)	-11.3%
Intangible amortization	111	0.2%	111	0.2%	—	N/A
Regulatory settlement	816	1.4%	1,500	2.5%	(684)	-45.6%
Restructuring	113	0.2%	79	0.1%	34	43.0%
Total operating expenses	5,669	9.5%	6,906	11.4%	(1,237)	-17.9%

Operating loss	(1,811)	-3.1%	(2,288)	-3.8%	477	20.8%

Other (expense) income
Interest expense, net	(177)	-0.3%	(177)	-0.3%	—	N/A
Other, net	29	0.0%	(4)	0.0%	33	-825.0%
Restructuring	119	0.2%	(1)	0.0%	120	-12000.0%
Total other (expense) income, net	(29)	-0.1%	(182)	-0.3%	153	-84.1%

Net loss from continuing operations before provision for income taxes	(1,840)	-3.2%	(2,470)	-4.1%	630	-25.5%
Provision (benefit) for income taxes	(26)	0.0%	28	0.0%	(54)	-192.9%
Loss from continuing operations	(1,814)	-3.2%	(2,498)	-4.1%	684	27.4%
Loss from discontinued operations, net of tax	—	0.0%	100	0.2%	(100)	100.0%
Net loss	$(1,814)	-3.2%	$(2,398)	-3.9%	$584	-24.4%

Consolidated

Revenues decreased by $573, from $60,862 during the three months ended September 30, 2013, to $60,289 during the three months ended September 30, 2014. The decrease reflects a decrease in our Towers and Weldments segment, partially offset by improvements in our Services segment. Towers and Weldments segment revenues decreased 4%; the number of towers sold decreased 14% from the prior-year third quarter. Weldments revenue for large industrial customers decreased $363 as compared to the prior-year quarter.  Services segment revenue increased 36% as a result of strong demand for turbine blade repairs and other technician fieldwork services. Gearing segment revenues were flat despite a strong backlog, due to difficulties associated with a more complex product mix.

Gross profit decreased by $760, from $4,618 during the three months ended September 30, 2013, to $3,858 during the three months ended September 30, 2014. The decrease in gross profit was attributable to decreased Towers and Weldments volumes and margin due to a disruption of production in our Abilene, Texas facility and increased labor and overhead costs in the current-year quarter. Towers and Weldments also experienced increased warranty, insurance and maintenance cost in the current-year quarter as compared to the prior-year quarter. Towers and Weldments decreases were partially offset by improvements in the Gearing segment due to reduced restructuring expenses and improved operating margins in the current-year quarter, and improved volume and margins in the Services segment as compared to the prior-year quarter. As a result, our total gross margin decreased from 7.6% during the three months ended September 30, 2013, to 6.4% during the three months ended September 30, 2014.

Selling, general and administrative expenses decreased by $587, from $5,216 during the three months ended September 30, 2013, to $4,629 during the three months ended September 30, 2014. The decrease was primarily attributable to lower employee compensation, legal expenses and insurance expenses in the current-year quarter as compared to the prior-year quarter.  Selling, general and administrative expenses as a percentage of sales decreased from 8.6% in the prior-year quarter to 7.7% in the current-year quarter.

Intangible amortization expense was $111 in each of the comparable quarters. In the current quarter, we recorded a $816 additional charge in Corporate And Other to bring the total estimate of the amount required to settle the long-standing SEC matter to

$1,566 - See Note 12, “Legal Proceedings” of these condensed consolidated financial statements. The prior-year quarter Gearing segment included a $1,500 environmental regulatory settlement charge.  Restructuring operating expenses increased slightly as we are near the completion of restructuring activities begun in 2011.

Net loss improved from $2,398 during the three months ended September 30, 2013, to $1,814 during the three months ended September 30, 2014, as a result of the favorable factors described above.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
	2014	2013

Revenues	$45,099	$47,084
Operating income	3,351	6,561
Operating margin	7.4%	13.9%

Towers and Weldments segment revenues decreased by $1,985, from $47,084 during the three months ended September 30, 2013, to $45,099 during the three months ended September 30, 2014. Towers and Weldments segment revenues decreased 4%; the number of towers sold decreased 14% from the prior-year third quarter due to production issues at our Abilene, Texas facility.  Weldments revenue decreased $363 as compared to the prior-year quarter, due to a customer-requested delay in producing some components in the mining sector.

Towers and Weldments segment operating income decreased by $3,210, from $6,561 during the three months ended September 30, 2013, to $3,351 during the three months ended September 30, 2014. The significant decrease was attributable to production ineffciencies in our Abilene, Texas facility, as we added additional shifts to increase production and as we added a new tower design that had never been manufacturered in this facility previously. This contributed to $2,096 in increased labor, increased overhead including increased maintenance expenses, increased warranty and insurance costs as compared to the prior-year quarter.  Operating margin decreased from 13.9% during the three months ended September 30, 2013, to 7.4% during the three months ended September 30, 2014.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
	2014	2013

Revenues	$10,334	$10,389
Operating loss	(2,294)	(5,375)
Operating margin	-22.2%	-51.7%

Gearing segment revenues of $10,334 were essentially flat during the three months ended September 30, 2014 and 2013. Total revenues were flat despite a strong backlog, due to unexpected production delays related to difficulties transitioning to a new production planning process, which increased past-due orders by $1,500 during the period.

Gearing segment operating loss decreased by $3,081, from $5,375 during the three months ended September 30, 2013, to $2,294 during the three months ended September 30, 2014. The decrease in operating loss was due to higher margin oil and gas revenues, $863 in lower restructuring costs, and the absence of the prior-year quarter environmental regulatory settlement charge of $1,500. As a result of the factors described above, operating margin improved from (51.7%) during the three months ended September 30, 2013, to (22.2%) during the three months ended September 30, 2014.

Services Segment

The following table summarizes the Services segment operating results for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
	2014	2013

Revenues	$5,026	$3,704
Operating loss	(732)	(1,276)
Operating margin	-14.6%	-34.4%

Services segment revenues increased by $1,322, from $3,704 during the three months ended September 30, 2013, to $5,026 during the three months ended September 30, 2014. The 36% increase in revenue was due stronger demand for turbine blade repairs and other technician fieldwork services.

Services segment operating loss decreased by $544, from $1,276 during the three months ended September 30, 2013, to $732 during the three months ended September 30, 2014. The decrease in operating loss was due to increased revenues and improved technician utilization in the current-year quarter as compared to the prior-year quarter. The operating margin improved from (34.4%) during the three months ended September 30, 2013, to (14.6%) during the three months ended September 30, 2014.

Corporate and Other

Corporate and Other expenses decreased by $62, from $2,198 during the three months ended September 30, 2013, to $2,136 during the three months ended September 30, 2014. The decrease in expense was attributable to $511 in lower employee compensation expense, $212 in lower legal expense, and lower insurance expenses, offset by an additional estimated $816 provision to settle the SEC inquiry in the current-year quarter as compared to the prior-year quarter.

Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

	Nine Months Ended September 30,				2014 vs. 2013
	2014	% of Total Revenue	2013	% of Total Revenue	$ Change	% Change

Revenues	$187,470	100.0%	$159,313	100.0%	$28,157	17.7%
Cost of sales	168,936	90.1%	146,366	91.9%	22,570	15.4%
Restructuring	952	0.5%	2,758	1.7%	(1,806)	-65.5%
Gross profit	17,582	9.4%	10,189	6.4%	7,393	72.6%

Operating expenses
Selling, general and administrative expenses	16,166	8.6%	15,721	9.9%	445	2.8%
Intangible amortization	333	0.2%	1,441	0.9%	(1,108)	-76.9%
Regulatory settlement	1,566	0.8%	1,500	0.9%	66	4.4%
Restructuring	222	0.1%	787	0.5%	(565)	-71.8%
Total operating expenses	18,287	9.7%	19,449	12.2%	(1,162)	-6.0%

Operating loss	(705)	-0.3%	(9,260)	-5.8%	8,555	92.4%

Other (expense) income
Interest expense, net	(521)	-0.3%	(795)	-0.5%	274	34.5%
Other, net	149	0.1%	511	0.3%	(362)	-70.8%
Restructuring	119	0.1%	2,965	1.9%	(2,846)	-96.0%
Total other (expense) income, net	(253)	-0.1%	2,681	1.7%	(2,934)	-109.4%

Net loss from continuing operations before provision for income taxes	(958)	-0.4%	(6,579)	-4.1%	5,621	-85.4%
Provision for income taxes	39	0.0%	64	0.0%	(25)	-39.1%
Loss from continuing operations	(997)	-0.4%	(6,643)	-4.1%	5,646	85.0%
Loss from discontinued operations, net of tax	—	0.0%	(110)	-0.1%	110	100.0%
Net loss	$(997)	-0.4%	$(6,753)	-4.2%	$5,756	-85.2%

Consolidated

Revenues increased by $28,157, from $159,313 during the nine months ended September 30, 2013, to $187,470 during the nine months ended September 30, 2014. We experienced a significant increase in Towers and Weldments revenue, partially offset by decreased Services revenue. Towers and Weldments segment revenues increased 26% due to increased customer demand and better operational throughput in our production facilities resulting in a 19% increase in towers sold during the current-year period as compared to the prior-year period. The prior-year period was weak as we began to ramp up production from the industry-wide slowdown at the end of 2012 due to the expiration of the federal Production Tax Credit. Weldments revenue for large industrial customers decreased $3,417 as compared to the prior-year period. Gearing revenue was flat, and Services experienced a 28% decrease in revenue due to the absence of a large industrial project completed in early 2013, partially offset by an improvement in blades revenue.

Gross profit increased by $7,393, from $10,189 during the nine months ended September 30, 2013, to $17,582 during the nine months ended September 30, 2014. The increase in gross profit was primarily attributable to increased Towers and Weldments volumes and higher margins on the current mix of towers, although we experienced production inefficiencies in our Abilene, Texas facility in the third quarter of 2014. As a result, our total gross margin increased from 6.4% during the nine months ended September 30, 2013, to 9.4% during the nine months ended September 30, 2014.

Selling, general and administrative expenses increased by $445 from $15,721 during the nine months ended September 30, 2013, to $16,166 during the nine months ended September 30, 2014. The increase was attributable to higher one-time professional expenses and higher employee compensation, partially offset by lower insurance and legal expenses in the current-year period. Selling, general and administrative expenses as a percentage of sales decreased from 9.9% in the prior-year quarter to 8.6% in the current-year quarter.

Intangible amortization expense decreased from $1,441 during the nine months ended September 30, 2013, to $333 during the nine months ended September 30, 2014.  In the first half of 2013, we recorded $1,000 in accelerated amortization related to a customer relationship intangible asset.  In 2014, we recorded a $1,566 charge as an estimate of the amount required to settle the long-standing SEC Inquiry - See Note 12, “Legal Proceedings” of these condensed consolidated financial statements. In 2013, we recorded a $1,500 environmental regulatory settlement charge.  Restructuring operating expenses decreased from $787 during the nine months ended September 30, 2013, to $222 during the nine months ended September 30, 2014, reflecting the near completion of restructuring activities begun in 2011.

Net loss decreased from $6,753 during the nine months ended September 30, 2013, to $997 during the nine months ended September 30, 2014, as a result of the favorable factors described above, which more than offset a $3,586 gain on the sale of the Brandon, South Dakota facility in the prior-year period.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
	2014	2013

Revenues	$146,284	$116,044
Operating income	17,523	13,779
Operating margin	12.0%	11.9%

Towers and Weldments segment revenues increased by $30,240, from $116,044 during the nine months ended September 30, 2013, to $146,284 during the nine months ended September 30, 2014. Towers and Weldments segment revenues increased 26% due to increased customer demand and better operational throughput in our production facilities resulting in a 19% increase in towers sold during the current-year period as compared to the prior-year period. The prior-year period was weak as we began to ramp up production from the industry-wide slowdown at the end of 2012 due to the expiration of the federal Production Tax Credit. Weldments revenue for large industrial customers decreased $3,417 as compared to the prior-year period, due to a downturn in customer demand related to the weak mining industry.

Towers and Weldments segment operating income increased by $3,744, from $13,779 during the nine months ended September 30, 2013, to $17,523 during the nine months ended September 30, 2014. The significant increase was attributable to increased volumes and higher margins on the current mix of towers, partially offset by higher plant overhead, higher employee expenses, and $681 in one-time professional expenses in the current-year period related to resolution of the previously disclosed 2013 accounting and internal control matters. In the third quarter of 2014, we experienced lower margins and higher costs attributable to a disruption of production in our Abilene, Texas facility due to a complex tower model changeover which led to increased labor and overhead costs in the third quarter of 2014. Operating margin increased from 11.9% during the nine months ended September 30, 2013, to 12.0% during the nine months ended September 30, 2014.

Gearing Segment

The following table summarizes the Gearing segment operating results for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
	2014	2013

Revenues	$31,532	$31,554
Operating loss	(7,060)	(12,326)
Operating margin	-22.4%	-39.1%

Gearing segment revenues decreased by $22, from $31,554 during the nine months ended September 30, 2013, to $31,532 during the nine months ended September 30, 2014. Revenues were flat as we continue to experience production delays although order intake has increased somewhat in comparison to the first nine month of 2013.

Gearing segment operating loss decreased by $5,266, from $12,326 during the nine months ended September 30, 2013, to $7,060 during the nine months ended September 30, 2014. The decrease in operating loss was due to $1,370 lower non-cash charges, $1,550 lower restructuring expense, and lower labor costs, and the absence of the $1,500 environmental regulatory settlement charge recorded in the comparable 2013 period. As a result of the factors described above, operating margin improved from (39.1%) during the nine months ended September 30, 2013, to (22.4%) during the nine months ended September 30, 2014.

Services Segment

The following table summarizes the Services segment operating results for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
	2014	2013

Revenues	$10,945	$15,253
Operating loss	(3,390)	(3,239)
Operating margin	-31.0%	-21.2%

Services segment revenues decreased by $4,308, from $15,253 during the nine months ended September 30, 2013, to $10,945 during the nine months ended September 30, 2014. The 28% decrease in revenue was due to the absence of a large industrial project completed in the prior-year period, partially offset by stronger demand for turbine blade repairs in 2014.

Services segment operating loss increased by $151, from $3,239 during the nine months ended September 30, 2013, to $3,390 during the nine months ended September 30, 2014. The increase in operating loss was due to lower revenues, partly offset by improved contribution margins, lower overhead spending and lower operating expenses. Operating margin worsened from (21.2%) during the nine months ended September 30, 2013, to (31.0%) during the nine months ended September 30, 2014.

Corporate and Other

Corporate and Other expenses increased by $304, from $7,474 during the nine months ended September 30, 2013, to $7,778 during the nine months ended September 30, 2014. The decrease in expense was attributable to $728 higher insurance allocations to operating units, $379 in lower legal expenses, and $462 in lower restructuring expenses offset by an estimated $1,566 provision to settle the SEC inquiry and a number of other small variances in the current-year period as compared to the prior-year period.

NON-GAAP FINANCIAL MEASURES

The following non-GAAP financial measure presented below relates to earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (“Adjusted EBITDA”) and is presented for illustrative purposes as an accompaniment to our unaudited financial results of operations for the three and nine months ended September 30, 2014 and 2013. Adjusted EBITDA should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under accounting principles generally accepted in the United States (“GAAP”). We believe that Adjusted EBITDA is particularly meaningful due principally to the role acquisitions have played in our development and because of the significant restructuring program described above. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, which was primarily attributable to a significant portion of the purchase price of our acquired businesses being allocated to depreciable fixed assets and definite-lived intangible assets. The following Adjusted EBITDA calculation is derived from our unaudited condensed consolidated financial results for the three and nine months ended September 30, 2014 and 2013, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Operating loss	$(1,811)	$(2,288)	$(705)	$(9,260)
Depreciation and amortization	3,312	3,178	9,576	10,826
Restructuring	277	1,176	1,174	3,545
Other (loss) income	29	(4)	149	511
Share-based compensation and other stock payments	186	645	516	1,970
Adjusted EBITDA	$1,993	$2,707	$10,710	$7,592

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2014, cash and cash equivalents and short-term investments totaled $27,859, an increase of $1,780 from December 31, 2013. Total debt and capital lease obligations at September 30, 2014 totaled $4,188, and we had the ability to borrow up to $14,384 under the Credit Facility. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with current cash on hand and cash generated by operations.

In connection with the Credit Facility, AloStar will advance funds against our borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Under this borrowing structure, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance. As a result of this structure, we anticipate that cash balances will remain at a minimum at all times when there are amounts outstanding under the Credit Facility. At September 30, 2014, the Credit Facility was undrawn and we were in compliance with all applicable covenants.

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

Sources and Uses of Cash

Operating Cash Flows

During the nine months ended September 30, 2014 and 2013, net cash provided by operating activities totaled $7,089 and $21,507. The decrease in net cash provided by operating activities was primarily attributable to the timing of receipts of customer deposits, as well as a decrease in accounts payable balances due to shorter payment terms related to steel vendors.  Partly offsetting was the absence of the inventory increase experienced in the prior year when tower production increased sharply.

Investing Cash Flows

During the nine months ended September 30, 2014, net cash used in investing activities totaled $14,206 compared to net cash provided by investing activities of $7,558 for the nine months ended September 30, 2013. The increase in net cash used in investing activities as compared to the prior-year period was primarily attributable to the purchase of available for sale securities in the current year and the prior year sale of the Brandon, South Dakota facility which resulted in gross proceeds of approximately $12,000.

Financing Cash Flows

During the nine months ended September 30, 2014 and 2013, net cash used in financing activities totaled $793 and $6,755, respectively. The decrease in net cash used in financing activities as compared to the prior-year period was due primarily to the prior-year period payments under the Credit Facility of credit and notes payable.

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

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2014. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk,” contained in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2014 because of the material weaknesses in internal control over financial reporting described below.

As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2013, the following material weaknesses existed at December 31, 2013 and September 30, 2014:

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

Management’s Remediation Plan

As part of our commitment to strengthening our internal control over financial reporting, we have implemented various personnel actions and will initiate other actions under the oversight of the Audit Committee of the Company’s Board of Directors, including:

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses related to our internal controls over financial reporting, as described above.  However, our remediation was not complete as of September 30, 2014.  We can give no assurance that the measures we take will remediate the material weaknesses that we have identified or that any additional material weaknesses will not arise in the future.  Other than the changes disclosed above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                     Legal Proceedings

The information required by this item is incorporated herein by reference to Note 12, “Legal Proceedings” to the condensed consolidated financial staetments in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

BROADWIND ENERGY, INC.

October 30, 2014	By:	/s/ Peter C. Duprey
Peter C. Duprey
President and Chief Executive Officer
(Principal Executive Officer)

October 30, 2014	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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