Form 10-Q
period 2015-03-31
BROADWIND ENERGY, INC.
filed 2015-04-30
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares of registrant’s common stock, par value $0.001, outstanding as of April 23, 2015:  14,926,857.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$150	$12,149
Short-term investments	—	8,024
Restricted cash	83	83
Accounts receivable, net of allowance for doubtful accounts of $83 and $82 as of March 31, 2015 and December 31, 2014, respectively	21,841	20,012
Inventories, net	45,855	34,921
Prepaid expenses and other current assets	1,614	1,815
Assets held for sale	700	738
Total current assets	70,243	77,742
Property and equipment, net	61,400	62,952
Intangible assets, net	5,348	5,459
Other assets	436	464
TOTAL ASSETS	$137,427	$146,617
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and notes payable	$1,238	$—
Current maturities of long-term debt	64	268
Current portions of capital lease obligations	667	766
Accounts payable	22,182	18,461
Accrued liabilities	7,875	9,553
Customer deposits	15,894	22,619
Total current liabilities	47,920	51,667
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,612	2,650
Long-term capital lease obligations, net of current portions	285	427
Other	2,990	3,493
Total long-term liabilities	5,887	6,570
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,907,552 and 14,844,307 shares issued and outstanding as of March 31, 2015, and December 31, 2014, respectively	15	15
Treasury stock, at cost, 273,937 shares at March 31, 2015 and December 31, 2014, respectively	(1,842)	(1,842)
Additional paid-in capital	377,440	377,185
Accumulated deficit	(291,993)	(286,978)
Total stockholders’ equity	83,620	88,380
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,427	$146,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues	$51,051	$58,800
Cost of sales	50,312	53,438
Restructuring	—	269
Gross profit	739	5,093
OPERATING EXPENSES:
Selling, general and administrative	5,606	5,917
Intangible amortization	111	111
Restructuring	—	60
Total operating expenses	5,717	6,088
Operating loss	(4,978)	(995)
OTHER INCOME (EXPENSE), net:
Interest expense, net	(172)	(160)
Other, net	212	136
Total other income (expense), net	40	(24)
Net loss from continuing operations before provision for income taxes	(4,938)	(1,019)
Provision for income taxes	77	24
NET LOSS	$(5,015)	$(1,043)
NET LOSS PER COMMON SHARE—BASIC AND DILUTED:
Net Loss	$(0.34)	$(0.07)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—Basic and diluted	14,597	14,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2013	14,627,990	$15	—	—	$376,125	$(280,810)	$95,330
Stock issued for restricted stock	196,208	—	—	—	—	—	—
Stock issued under stock option plans	2,863	—	—	—	9	—	9
Stock issued under defined contribution 401(k) retirement savings plan	17,246	—	—	—	163	—	163
Stock repurchases under repurchase program	—	—	(273,937)	(1,842)	—	—	(1,842)
Share-based compensation	—	—	—	—	888	—	888
Net loss	—	—	—	—	—	(6,168)	(6,168)
BALANCE, December 31, 2014	14,844,307	$15	(273,937)	$(1,842)	$377,185	$(286,978)	$88,380
Stock issued for restricted stock	63,245	—	—	—	—	—	—
Share-based compensation	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	(5,015)	(5,015)
BALANCE, March 31, 2015	14,907,552	$15	(273,937)	$(1,842)	$377,440	$(291,993)	$83,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,015)	$(1,043)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	2,578	3,114
Impairment charges	38	—
Stock-based compensation	255	223
Allowance for doubtful accounts	—	42
Common stock issued under defined contribution 401(k) plan	—	163
Loss on disposal of assets	—	5
Changes in operating assets and liabilities:
Accounts receivable	(1,829)	(4,947)
Inventories	(10,934)	(1,980)
Prepaid expenses and other current assets	102	457
Accounts payable	3,644	(2,672)
Accrued liabilities	(1,678)	(788)
Customer deposits	(6,727)	(4,266)
Other non-current assets and liabilities	(472)	(425)
Net cash used in operating activities	(20,038)	(12,117)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(1,884)	(2,543)
Sales of available for sale securities	5,083	1,890
Maturities of available for sale securities	4,825	—
Purchases of property and equipment	(840)	(2,200)
Proceeds from disposals of property and equipment	—	45
Net cash provided by (used in) investing activities	7,184	(2,808)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit and notes payable	(17,304)	(164)
Proceeds from lines of credit and notes payable	18,400	—
Principal payments on capital leases	(241)	(246)
Net cash provided by (used in) financing activities	855	(410)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,999)	(15,335)
CASH AND CASH EQUIVALENTS, beginning of the period	12,149	24,936
CASH AND CASH EQUIVALENTS, end of the period	$150	$9,601
Supplemental cash flow information:
Interest paid	$102	$143
Income taxes paid	$1	$2
Non-cash investing and financing activities:
Issuance of restricted stock grants	$225	$138

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2015. The December 31, 2014 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the condensed consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. and its wholly-owned subsidiaries Broadwind Towers, Inc. (“Broadwind Towers”), Brad Foote Gear Works, Inc. (“Brad Foote”) and Broadwind Services, LLC (“Broadwind Services”) (collectively, “Subsidiaries”). All intercompany transactions and balances have been eliminated.

There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2015 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Company Description

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Cicero, Illinois, and the Subsidiaries.

Broadwind provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the United States (the “U.S.”). The Company’s most significant presence is within the U.S. wind energy industry; although it has diversified into other industrial markets in order to improve its capacity utilization and reduce its exposure to uncertainty related to favorable governmental policies currently supporting the U.S. wind energy industry. For the first three months of 2015, 77% of the Company’s revenue was derived from sales associated with new wind turbine installations.

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

Liquidity

The Company meets its short term liquidity needs through its available cash balances and through a $20,000 secured credit facility with AloStar Bank of Commerce (“AloStar”), which was established on August 23, 2012 (the “Credit Facility”). The Company is in discussions to extend or implement a new facility in anticipation of the expiration of the Credit Facility on August 23, 2015. Under the terms of the Credit Facility, AloStar will advance funds when requested up to the level of the Company’s borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Under this borrowing structure, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance. The Company uses the Credit Facility from time to time to fund temporary increases in working capital, and believes the Credit Facility, together with the operating cash generated by the business, is sufficient to meet all cash obligations. As of March 31, 2015, cash and cash equivalents and short-term investments totaled $150, a decrease of $20,023 from December 31, 2014, and $1,238 was outstanding under the Credit Facility. The Company had the ability to borrow up to $15,733 under the Credit Facility and was in compliance with all applicable covenants. The significant reduction in cash was due in part to sharply higher steel plate and finished goods inventories, and is believed to be temporary. Towers Abilene raw material inventory at March 31, 2015 was $5,973 higher than at March 31, 2014. The higher towers raw material inventory is due mainly to lower tower sales reflecting the residual effects of production issues in the Abilene, Texas tower production facility. The Abilene tower facility produced 18 fewer towers than in the prior year period. The slower production occurred mainly in January and February, and by March the facility was performing near its targeted production rate. The higher towers finished goods inventory was due to production re-sequencing necessitated by supply shortages caused by labor slowdowns at West Coast ports. The slowdowns required the production of certain towers ahead of schedule where materials were already on hand, so as not to lose scarce production slots and maintain capacity. The West Coast port slowdown is now resolved. The Company has firm orders to sell these finished goods later in 2015, which are expected to generate approximately $5,000 in revenue.

Total debt and capital lease obligations at March 31, 2015 totaled $4,866 and the Company is obligated to make principal payments under the outstanding debt totaling $1,302 over the next twelve months. Since its inception, the Company has continuously incurred operating losses. The Company anticipates that current cash resources, amounts available under the Credit Facility, and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. If assumptions regarding the Company’s production, sales and subsequent collections from several of the Company’s large customers, as well as customer advances and revenues generated from new customer orders, are materially inconsistent with management’s expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company’s operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could lose access to the Credit Facility. This could limit the Company’s operational flexibility or require a delay in making planned investments. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, will likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash available to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, or that credit facilities will be available in an amount sufficient to enable the Company to meet these financial obligations.

Please refer to Note 16, “Restructuring” of these condensed consolidated financial statements for a discussion of the restructuring plan which the Company initiated in the third quarter of 2011. The Company incurred a total of approximately $13,700 of net costs to implement this restructuring plan. Since the restructuring activities are substantially complete, the Company believes this no longer represents a material use of financial resources.

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014, as follows:

	Three Months Ended
	March 31,
	2015	2014
Basic earnings per share calculation:
Net loss	$(5,015)	$(1,043)
Weighted average number of common shares outstanding	14,597,319	14,659,448
Basic net loss per share	$(0.34)	$(0.07)
Diluted earnings per share calculation:
Net loss	$(5,015)	$(1,043)
Weighted average number of common shares outstanding	14,597,319	14,659,448
Common stock equivalents:
Stock options and non-vested stock awards	—	—
Weighted average number of common shares outstanding	14,597,319	14,659,448
Diluted net loss per share	$(0.34)	$(0.07)

NOTE 3 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. Marketable investments with original maturities between three and twelve months are recorded as short-term investments. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company’s condensed consolidated statements of operations. As of March 31, 2015 and December 31, 2014, cash and cash equivalents totaled $150 and $12,149, respectively, and short-term investments totaled $0 and $8,024, respectively. The components of cash and cash equivalents and short-term investments as of March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31,	December 31,
	2015	2014
Cash and cash equivalents:
Cash	$140	$8,744
Money market funds	10	877
Municipal bonds	—	2,528
Total cash and cash equivalents	150	12,149
Short-term investments (available-for-sale):
Municipal bonds	—	8,024
Total cash and cash equivalents and short-term investments	150	20,173

The significant decrease in cash and cash equivalents and short-term investments is primarily attributable to the need to fund increased net losses and increased net working capital, primarily to purchase inventory. See Note 4, “Inventories” of these consolidated financial statements related to the inventory activities that caused the need to utilize the cash.

NOTE 4 — INVENTORIES

The components of inventories as of March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31,	December 31,
	2015	2014
Raw materials	$27,670	$21,385
Work-in-process	9,110	9,565
Finished goods	12,649	6,769
	49,429	37,719
Less: Reserve for excess and obsolete inventory	(3,574)	(2,798)
Net inventories	$45,855	$34,921

The significant increase in inventory is primarily attributable to the Towers and Weldments segment where inventories have risen $10,394 since December 31, 2014. The sharp rise in raw materials reflects unusually high levels of steel plate at the Company’s Abilene, Texas tower plant, where production difficulties encountered in late 2014 and extending into early 2015 reduced the rate of material consumption; those difficulties have been resolved. The significant rise in finished goods inventories was caused by production resequencing in the Company’s Manitowoc, Wisconsin tower plant caused by supply shortages triggered by the west coast port labor slowdowns; therefore, the Company completed towers orders ahead of schedule to utilize the available production slots. The completed towers are for firm orders that are scheduled for delivery later in 2015.

The increase in the reserve for excess and obsolete inventory was caused by the decision to exit the market for servicing older-generation kilowatt and community wind turbines and consolidate the Company’s repair activities into a single shop within the Services segment.

NOTE 5 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed during 2007. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. The Company tests intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the first quarter of 2015, the Company identified triggering events associated with Brad Foote’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets. Based upon the Company’s assessment, the recoverable amount was in excess of the carrying amount of the intangible assets, and no impairment to these assets was indicated as of March 31, 2015.

As of March 31, 2015 and December 31, 2014, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	March 31, 2015				December 31, 2014
				Weighted				Weighted
			Net	Average			Net	Average
	Cost	Accumulated	Book	Amortization	Cost	Accumulated	Book	Amortization
	Basis	Amortization	Value	Period	Basis	Amortization	Value	Period
Intangible assets:
Customer relationships	$3,979	$(3,650)	$329	7.2	$3,979	$(3,639)	$340	7.2
Trade names	7,999	(2,980)	5,019	20.0	7,999	(2,880)	5,119	20.0
Intangible assets	$11,978	$(6,630)	$5,348	15.8	$11,978	$(6,519)	$5,459	15.8

As of March 31, 2015, estimated future amortization expense is as follows:

2015	$333
2016	444
2017	444
2018	444
2019	444
2020 and thereafter	3,239
Total	$5,348

NOTE 6 — ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
Accrued payroll and benefits	$3,277	$3,316
Accrued property taxes	218	86
Income taxes payable	292	198
Accrued professional fees	214	126
Accrued warranty liability	736	1,198
Accrued regulatory settlement	1,012	2,066
Accrued environmental reserve	513	513
Accrued self-insurance reserve	1,362	1,411
Accrued other	251	639
Total accrued liabilities	$7,875	$9,553

The accrued regulatory settlement includes $500 for the current portion of the environmental settlement recorded in 2013 and $512 related to the settlement with the U.S. Securities and Exchange Commission (“SEC”) recorded in 2014.

NOTE 7 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
Line of credit	$1,238	$—
Term loans and notes payable	2,676	2,918
Less: Current portion	(1,302)	(268)
Long-term debt, net of current maturities	$2,612	$2,650

Credit Facilities

AloStar Credit Facility

The Credit Facility is a secured three‑year asset-based revolving credit facility, pursuant to which AloStar will advance funds when requested against a borrowing base consisting of approximately 85% of the face value of eligible accounts receivable of the Company and approximately 50% of the book value of eligible inventory of the Company. Borrowings under the Credit Facility bear interest at a per annum rate equal to the one month London Interbank Offered Rate plus a margin of 4.25%, with a minimum interest rate of 5.25% per annum. The Company must also pay an unused facility fee to AloStar equal to 0.50% per annum on the unused portion of the Credit Facility along with other standard fees.

The Loan and Security Agreement dated August 23, 2012 establishing the Credit Facility (the “Loan Agreement”) contains customary representations and warranties. It also contains a requirement that the Company, on a consolidated basis, maintain a minimum monthly fixed charge coverage ratio and minimum monthly earnings before interest, taxes, depreciation, amortization, restructuring and share based payments (“Adjusted EBITDA”), along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications.

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

The Company is in discussions to put in place a new credit facility in anticipation of the scheduled expiration of the Credit Facility on August 23, 2015. As of March 31, 2015, there was $1,238 in outstanding indebtedness under the Credit Facility, the Company had the ability to borrow up to $15,733 thereunder and the per annum interest rate was 5.25%. AloStar and the Company executed a Sixth Amendment to the Loan Agreement on March 27, 2015 to amend the financial covenant terms, and the Company was in compliance with all applicable covenants under the Loan Agreement as of March 31, 2015.

Other

Included in Long Term Debt, Net of Current Maturities is $2,600 associated with the New Markets Tax Credit transaction described further in Note 15, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements. Additionally, the Company has approximately $77 of other term loans outstanding.

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

Level 2 — Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly. For the Company’s municipal bonds, the Company note that although quoted prices are available and used to value said assets, they are traded less frequently.

Level 3 — Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date. The Company used market negotiations to value Brad Foote’s assets.  The Company used real estate appraisals to value the Clintonville, Wisconsin facility owned by Broadwind Towers (the “Clintonville Facility”).

The following tables represent the fair values of the Company’s financial assets as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Clintonville, WI facility	$—	$—	$700	$700
Gearing Cicero Ave. facility	—	—	560	560
Total assets at fair value	$—	$—	$1,260	$1,260

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Municipal bonds and money market funds	$—	$11,429	$—	$11,429
Assets measured on a nonrecurring basis:
Clintonville, WI facility	—	—	738	738
Gearing Cicero Ave. facility	—	—	560	560
Total assets at fair value	$—	$11,429	$1,298	$12,727

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

Due to the Company’s operating losses within Brad Foote and Broadwind Services in the first quarter of 2015 combined with its history of continued operating losses, the Company continues to evaluate the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company’s March 31, 2015 assessment, the recoverable amount of undiscounted cash flows based upon the Company’s most recent projections substantially exceeded the carrying amount of invested capital for the Gearing and Services segments, respectively, and no impairment to these assets was indicated.

NOTE 9 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of March 31, 2015, the Company had no net deferred income taxes due to the full recorded valuation allowance. During the three months ended March 31, 2015, the Company recorded a provision for income taxes of $77 compared to a provision for income taxes of $24 during the three months ended March 31, 2014.

The Company files income tax returns in U.S. federal and state jurisdictions. As of March 31, 2015, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2014, the Company had net operating loss (“NOL”) carryforwards of $173,823 expiring in various years through 2034.

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

The Company announced on February 13, 2013, that its Board of Directors (the “Board”) had adopted a Stockholder Rights Plan (the “Rights Plan”) for a three year period designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under IRC Section 382. The Rights Plan is intended to act as a deterrent to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.9% or more of the Company’s common stock and thereby triggering a further limitation of the Company’s available NOL carryforwards. In connection with the adoption of the Rights Plan, the Board declared a non‑taxable dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock to the Company’s stockholders of record as of the close of business on February 22, 2013. Each Right entitles its holder to purchase from the Company one one‑thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $14.00 per Right, subject to adjustment. As a result of the Rights Plan, any person or group that acquires beneficial ownership of 4.9% or more of the Company’s common stock without the approval of the Board would be subject to significant dilution in the ownership interest of that person or group. Stockholders who owned 4.9%

or more of the outstanding shares of the Company’s common stock as of February 12, 2013 will not trigger the preferred share purchase rights unless they acquire additional shares. The Rights Plan was subsequently approved by the Company’s stockholders at the Company’s 2013 Annual Meeting of Stockholders.

As of March 31, 2015, the Company had $201 of unrecognized tax benefits, all of which would have a favorable impact on income tax expense. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had accrued interest and penalties of $126 as of March 31, 2015. As of December 31, 2014, the Company had unrecognized tax benefits of $199, of which $118 represented accrued interest and penalties.

NOTE 10 — SHARE-BASED COMPENSATION

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

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. As of March 31, 2015, the Company had reserved 57,783 shares for issuance upon the exercise of stock options outstanding and 9,943 shares for issuance upon the vesting of restricted stock unit (“RSU”) awards outstanding. As of March 31, 2015, 247,001 shares of common stock reserved for stock options and RSU awards under the 2007 EIP have been issued in the form of common stock.

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

The 2012 EIP reserves 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of March 31, 2015, the Company had reserved 100,935 shares for issuance upon the exercise of stock options outstanding and 522,944 shares for issuance upon the vesting of RSU awards outstanding. As of March 31, 2015, 371,977 shares of common stock reserved for stock options and RSU awards under the 2012 EIP have been issued in the form of common stock.

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

The following table summarizes stock option activity during the three months ended March 31, 2015 under the Equity Incentive Plans, as follows:

		Weighted Average
	Options	Exercise Price
Outstanding as of December 31, 2014	158,718	$16.64
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding as of March 31, 2015	158,718	$16.64
Exercisable as of March 31, 2015	107,811	$22.85

The following table summarizes RSU activity during the three months ended March 31, 2015 under the Equity Incentive Plans, as follows:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Outstanding as of December 31, 2014	515,038	$5.78
Granted	141,204	$5.45
Vested	(97,119)	$5.40
Forfeited	(26,236)	$6.19
Outstanding as of March 31, 2015	532,887	$5.74

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of the price of the Company’s stock over the expected life of the awards and actual and projected stock option exercise behavior. There were no stock options granted during the three months ended March 31, 2015.

The Company utilized a forfeiture rate of 25% during the three months ended March 31, 2015 and 2014 for estimating the forfeitures of stock compensation granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, as follows:

	Three Months Ended March 31,
	2015	2014
Share-based compensation expense:
Cost of sales	$31	$62
Selling, general and administrative	224	161
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$255	$223
Reduction in earnings per share:
Basic and diluted earnings per share (2)	$0.02	$0.02

(1)

Income tax benefit is not illustrated because the Company is currently in a full tax valuation allowance position and an actual income tax benefit was not realized for the three months ended March 31, 2015 and 2014. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

(2)

Diluted earnings per share for the three months ended March 31, 2015 and 2014 does not include common stock equivalents due to their anti-dilutive nature as a result of the Company’s net losses for these respective periods.  Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

As of March 31, 2015, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and RSUs, in the amount of approximately $2,151 will be recognized through 2018. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

NOTE 11 — LEGAL PROCEEDINGS

The Company is party to certain claims and legal proceedings arising in the ordinary course of business, none of which is deemed to be individually significant at this time. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations, financial position or liquidity. It is possible that if one or more of such matters were decided against the Company, the effects could be material to the Company’s results of operations in the period in which the Company would be required to record or adjust the related liability and could also be material to the Company’s cash flows in the periods the Company would be required to pay such liability.

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014‑09, Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt the provisions of ASU 2014‑09 for the fiscal year beginning January 1, 2017, and is currently evaluating the impact on its consolidated financial statements.

NOTE 13 — SEGMENT REPORTING

The Company is organized into reporting segments based on the nature of the products and services offered and business activities from which it earns revenues and incurs expenses for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision maker. The Company’s segments and their product and service offerings are summarized below:

Towers and Weldments

The Company manufactures towers for wind turbines, specifically the large and heavier wind towers that are designed for multiple megawatt (“MW”) wind turbines. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 500 towers, sufficient to support turbines generating more than 1,000 MW of power. This product segment also encompasses the manufacture of specialty weldments for mining and other industrial customers.

Gearing

The Company engineers, builds and remanufactures precision gears and gearing systems for oil and gas, wind, mining, steel and other industrial applications. The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment in Neville Island, Pennsylvania.

Services

The Company offers a comprehensive range of services, primarily to wind farm developers and operators. The Company specializes in non routine maintenance services for wind turbines. The Company also offers comprehensive field services to the wind energy industry. The Company is increasingly focusing its efforts on the identification and/or development of product and service offerings which will improve the reliability and efficiency of wind turbines, and therefore enhance the economic benefits to its customers. The Company provides wind services across the U.S., with primary service locations in South Dakota and Texas. The Company operates drivetrain service centers in these two locations, focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing. The Company has recently decided to consolidate the two service centers into the drivetrain service center in Abilene, Texas (the “Abilene Gearbox Facility”) in order to reduce overhead costs.

Corporate and Other

“Corporate” includes the assets and selling, general and administrative expenses of the Company’s corporate office. “Eliminations” comprises adjustments to reconcile segment results to consolidated results.

Summary financial information by reportable segment for the three months ended March 31, 2015 and 2014 is as follows:

	Towers and
	Weldments	Gearing	Services	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2015
Revenues from external customers	$40,797	$8,432	$1,822	$—	$—	$51,051
Intersegment revenues (1)	231	176	116	—	(523)	—
Operating profit (loss)	1,135	(1,211)	(2,624)	(2,283)	5	(4,978)
Depreciation and amortization	914	1,296	322	46	—	2,578
Capital expenditures	511	72	171	85	—	839

	Towers and
	Weldments	Gearing	Services	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2014
Revenues from external customers	$48,134	$8,275	$2,391	$—	$—	$58,800
Intersegment revenues (1)	160	499	47	—	(706)	—
Operating profit (loss)	5,612	(2,966)	(1,339)	(2,253)	(49)	(995)
Depreciation and amortization	984	1,801	313	16	—	3,114
Capital expenditures	1,233	634	30	303	—	2,200

	Total Assets as of
	March 31,	December 31,
Segments:	2015	2014
Towers and Weldments	$65,005	$50,691
Gearing	48,200	50,238
Services	8,377	10,884
Assets held for sale	700	738
Corporate	290,682	297,754
Eliminations	(275,537)	(263,688)
	$137,427	$146,617

(1)	Intersegment revenues primarily consist of sales from Gearing to Services. Sales from Gearing to Services totaled $176 and $499 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

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

In connection with the Company’s restructuring initiatives, during the third quarter of 2012, the Company identified a liability associated with the planned sale of one of Brad Foote’s facilities located in Cicero, Illinois (the “Cicero Avenue Facility”). The liability is associated with environmental remediation costs that were identified while preparing the site for sale. During 2013, the Company applied for and was accepted into the Illinois Environmental Protection Agency (“IEPA”) voluntary site remediation program. In the first quarter of 2014, the Company completed a comprehensive review of remedial options for the Cicero Avenue Facility and selected a preferred remediation technology. As part of the voluntary site remediation program, the Company has submitted a plan to the IEPA for approval to conduct a pilot study to test the effectiveness of the selected remediation technology. On July 23, 2014, the Company received comments from the IEPA on the proposed site remediation plan. The Company has provided additional information to the IEPA in response to those questions, but no change to the remediation plan or the financial reserve is needed at this time. The Company will continue to reevaluate its reserve balance associated with this matter as it gathers additional information. As of March 31, 2015, the accrual balance associated with this matter totaled $513.

Warranty Liability

The Company provides warranty terms that range from one to five years for various products and services supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of March 31, 2015 and 2014, estimated product warranty liability was $736 and $370, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the three months ended March 31, 2015 and 2014 were as follows:

	For the Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$1,198	$457
Addition to (reduction of) warranty reserve	3	(70)
Warranty claims	(465)	(17)
Balance, end of period	$736	$370

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the three months ended March 31, 2015 and 2014 consisted of the following:

	For the Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$82	$17
Bad debt expense	1	54
Write-offs	—	(12)
Balance at end of period	$83	$59

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of March 31, 2015.

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, the Company began to self-insure for its workers’ compensation liabilities, including reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. The Company takes into account claims incurred but not reported when determining its workers’ compensation reserves. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations.  As of March 31, 2015, the Company had $1,362 accrued for self-insured workers’ compensation liabilities.

Other

As of December 31, 2014, approximately 15% of the Company’s employees were covered by two collective bargaining agreements with local unions at the Company’s Cicero, Illinois and Neville Island, Pennsylvania locations. The current collective bargaining agreement with the Cicero union is expected to remain in effect through February 2018. The current collective bargaining agreement with the Neville Island union is expected to remain in effect through October 2017.

See Note 15, “New Markets Tax Credit Transaction” of these consolidated financial statements related to a strategic financing transaction (the “NMTC Transaction”) relating to the Abilene Gearbox Facility, which is focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing. Pursuant to the NMTC Transaction, the gross loan and investment in the Abilene Gearbox Facility of $10,000 is expected to generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One, National Association (“Capital One”). The Abilene Gearbox Facility must operate and be in compliance with the terms and conditions of the NMTC Transaction during the seven year compliance period, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with the NMTC Transaction.

NOTE 15 — NEW MARKETS TAX CREDIT TRANSACTION

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

The NMTC regulations permit taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities. The NMTC Transaction could generate $3,900 in tax credits, which the Company has made available under the structure by passing them through to Capital One. The proceeds have been applied to the Company’s investment in the Abilene Gearbox Facility assets and operating costs, as permitted under the NMTC program.

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

The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company’s condensed consolidated balance sheet as of March 31, 2015. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest in the third quarter of 2018. Capital One may exercise an option to put its investment and receive $130 from the Company. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company expects that Capital One will exercise the put option at the end of the tax credit recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

The Company has determined that two pass‑through financing entities created under this transaction structure are variable interest entities (“VIEs”). The ongoing activities of the VIEs—collecting and remitting interest and fees and complying with NMTC program requirements—were considered in the initial design of the NMTC Transaction and are not expected to significantly affect economic performance throughout the life of the VIEs. In making this determination, management also considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees under the transaction structure, Capital One’s lack of a material interest in the underlying economics of the project, and the fact that the Company is obligated to absorb losses of the VIEs. The Company has concluded that it is required to consolidate the VIEs because the Company has both (i) the power to direct those matters that most significantly impact the activities of each VIE, and (ii) the obligation to absorb losses or the right to receive benefits of each VIE.

The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One’s net contribution of $2,600 is included in Long Term Debt, Net of Current Maturities in the condensed consolidated balance sheet as of March 31, 2015. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred.

NOTE 16 — RESTRUCTURING

The Company’s total net restructuring charges incurred to date are detailed below:

	2011	2012	2013	2014	Total
	Actual	Actual	Actual	Actual	Incurred
Restructuring charges:
Capital expenditures	$5	$2,596	$2,352	$674	$5,627
Gain on sale of Brandon, SD Facility	—	—	(3,585)	—	(3,585)
Accelerated depreciation	—	819	898	—	1,717
Severance	430	—	435	—	865
Impairment charges	—	—	2,365	—	2,365
Moving and other exit-related costs	439	1,677	3,085	1,479	6,680
Total	874	5,092	5,550	2,153	13,669

During the third quarter of 2011, the Company conducted a review of its business strategies and product plans based on the business and industry outlook, and concluded that its manufacturing footprint and fixed cost base were excessive for its medium-term needs.  A plan was developed to reduce the Company’s facility footprint by approximately 40% through the sale and/or closure of facilities comprising a total of approximately 600,000 square feet. To-date, the Company has reduced its leased presence at six facilities and achieved a reduction of approximately 400,000 square feet. Two remaining properties, located in Clintonville, Wisconsin and Cicero, Illinois, have been vacated and are being marketed for sale. The Company believes its remaining locations will be sufficient to support its current business activities, while allowing for growth for the next several years. In the third quarter of 2012, the Company identified a $352 liability associated with the planned sale of the Cicero Avenue Facility. The Company further adjusted the liability in the fourth quarter of 2013 by recording an additional $258 charge. The liability is associated with environmental remediation costs that were originally identified while preparing the site for sale. The expenses associated with this liability have been recorded as restructuring charges, and as of March 31, 2015, the accrual balance remaining is $513.

As of December 31, 2014, the Company had completed the expenditures relating to its restructuring plan. The Company incurred total costs of approximately $13,700, net of a $3,585 gain on the sale of an idle tower plant in Brandon, South Dakota. The Company’s restructuring charges generally include costs to close or exit facilities, costs to move equipment, the related costs of building infrastructure for moved equipment and employee related costs. Of the total restructuring costs incurred, a total of approximately $4,800 consists of non‑cash charges.

During 2014, the Company incurred $2,153 of restructuring charges, including $674 to complete the capital investment to consolidate its gearing facilities in Cicero, Illinois and $1,479 of moving and other exit-related costs associated with the two remaining facilities that are held for sale.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1, “Financial Statements,” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 2. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties.

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

First Quarter Overview

We recognized sales of $51,100 for the first quarter of 2015, a 13% decrease compared to $58,800 in the first quarter of 2014. The decrease primarily reflects a decrease in our Towers and Weldments segment where $4,300 of finished towers were in inventory at quarter end, and scheduled for delivery later in 2015. This situation occurred as a result of the West Coast port slowdown whereby the supply of certain components was constrained, and production was accelerated for other products ahead of purchase order due dates. We reported a net loss of $5,000 or $.34 per share in the first quarter of 2015, compared to a net loss of $1,000 or $.07 per share in the first quarter of 2014. The $.27 per share decline was due to lower Towers and Weldments and Services segment earnings, partially offset by improvements in the Gearing segment.

We booked $23,300 in net new orders in the first quarter of 2015, up from $15,800 in the prior year first quarter. The increase is due to the timing of receipt of tower orders, which vary considerably from quarter to quarter. Customer demand for wind towers and replacement wind gearing remains strong. However, we have seen growing weakness in orders from oil and gas and mining customers, affecting both our Gearing segment and industrial weldments product line, within our Towers and Weldments segment. Orders from customers in these industries declined $8,000 from the prior year quarter. Additionally, first quarter Services orders totaled $1,900, down from the prior-year first quarter’s orders of $3,600, largely due to reduced demand for blade repairs.

As a result of weakness in these markets, we have taken a number of cost reduction actions, including idling two facilities and reducing headcount and eliminating positions totaling approximately 10% of our workforce. In our Services segment, we are exiting the market for servicing older-generation kilowatt and community wind turbines and consolidating our repair activities into a single shop. We are consolidating our industrial weldment production into our Abilene, Texas location, and have reduced capital and discretionary spending in all areas. We plan to continue to actively monitor these markets and our spending.

We meet our short term liquidity needs through its available cash balances and through a $20,000 secured credit facility with AloStar Bank of Commerce (“AloStar”), which was established on August 23, 2012 (the “Credit Facility”). We are in discussions to extend or implement a new facility in anticipation of the expiration of the Credit Facility on August 23, 2015. Under the terms of the Credit Facility, AloStar will advance funds when requested up to the level of the Company’s borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Under this borrowing structure, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance. We use the Credit Facility from time to time to fund temporary increases in working capital, and believes the Credit Facility, together with the operating cash generated by the business, is sufficient to meet all cash obligations. As of March 31, 2015, cash and cash equivalents and short-term investments totaled $200, a decrease of $20,000 from December 31, 2014, and $1,200 was outstanding under the Credit Facility. We had the ability to borrow up to $15,700 under the Credit Facility and were in compliance with all applicable covenants. The significant reduction in cash was due in part to sharply higher steel plate and finished goods inventories, and is believed to be temporary. Towers Abilene raw material inventory at March 31, 2015 was $6,000 higher than at March 31, 2014. The higher towers raw material inventory is due mainly to lower tower sales reflecting the residual effects of production issues in the Abilene, Texas tower production facility. The Abilene tower facility produced 18 fewer towers than in the prior year period. The slower production occurred mainly in January and February, and by March the facility was performing near its targeted production rate. The higher towers finished goods inventory was due to production re-sequencing necessitated by supply shortages caused by labor slowdowns at West Coast ports. The slowdowns required the production of certain towers ahead of schedule where materials were already on hand, so as not to lose scarce production slots and maintain capacity. The West Coast port slowdown is now resolved. We have firm orders to sell these finished goods later in 2015, which are expected to generate approximately $5,000 in revenue.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

	Three Months Ended March 31,				2015 vs. 2014
		% of Total		% of Total
	2015	Revenue	2014	Revenue	$ Change	% Change
Revenues	$51,051	100.0%	$58,800	100.0%	$(7,749)	(13.2)%
Cost of sales	50,312	98.6%	53,438	90.9%	(3,126)	(5.8)%
Restructuring costs	—	—%	269	0.5%	(269)	(100.0)%
Gross profit	739	1.4%	5,093	8.6%	(4,354)	(85.5)%
Operating expenses
Selling, general and administrative expenses	5,606	11.0%	5,917	10.1%	(311)	(5.3)%
Intangible amortization	111	0.2%	111	0.2%	—	—%
Restructuring costs	—	—%	60	0.1%	(60)	(100.0)%
Total operating expenses	5,717	11.2%	6,088	10.4%	(371)	(6.1)%
Operating loss	(4,978)	(9.8)%	(995)	(1.8)%	(3,983)	(400.3)%
Other income (expense)
Interest expense, net	(172)	(0.3)%	(160)	(0.3)%	(12)	(7.5)%
Other, net	212	0.4%	136	0.2%	76	55.9%
Total other income (expense), net	40	0.1%	(24)	(0.1)%	64	266.7%
Net loss from continuing operations before provision for income taxes	(4,938)	(9.7)%	(1,019)	(1.9)%	(3,919)	(384.6)%
Provision for income taxes	77	0.2%	24	—%	53	220.8%
Net loss	$(5,015)	(9.9)%	$(1,043)	(1.9)%	$(3,972)	(380.8)%

Consolidated

Revenues decreased by $7,749 from $58,800 during the three months ended March 31, 2014, to $51,051 during the three months ended March 31, 2015. The decrease primarily reflects a decrease in our Towers and Weldments segment. Towers and Weldments segment revenues decreased 15% due to production difficulties at the Company’s Abilene, Texas tower plant which extended into early 2015, and high finished goods inventories at the Company’s

Manitowoc, Wisconsin tower plant which are scheduled for delivery in later quarters, due to the West Coast port slowdown. Services segment revenue decreased 21% as a result of weak demand for turbine blade repairs and other technician fieldwork services.

Gross profit decreased by $4,354, from $5,093 during the three months ended March 31, 2014, to $739 during the three months ended March 31, 2015. The decrease in gross profit was attributable to decreased Towers and Weldments volumes and margin due to the disruption of production in our Abilene, Texas facility, parts shortages and finished product delivery delays attributable to the West Coast port strike, and increased labor and overhead costs in the current-year quarter compared to the prior-year quarter. Services experienced decreases related to lower sales volumes and inventory impairment charges. The Gearing segment results partially offset these decreases due to reduced restructuring and depreciation expenses, and improved operating margins in the current-year quarter compared to the prior-year quarter. As a result, our total gross margin decreased from 8.6% during the three months ended March 31, 2014, to 1.4% during the three months ended March 31, 2015.

Selling, general and administrative expenses decreased by $311, from $5,917 during the three months ended March 31, 2014, to $5,606 during the three months ended March 31, 2015. The decrease was attributable to lower employee compensation in the current year quarter, the absence of a one-time professional fees expense incurred in the first quarter of 2014 and general cost containment efforts, partially offset by the absence of an insurance credit recorded in the first quarter of 2014.  Selling, general and administrative expenses as a percentage of sales increased from 10.1% in the prior-year quarter to 11.0% in the current-year quarter.

Intangible amortization expense was $111 in each of the comparable quarters. Restructuring operating expenses decreased as due to the completion of the restructuring activities we began in 2011.

Net loss deteriorated from $1,043 during the three months ended March 31, 2014, to $5,015 during the three months ended March 31, 2015, as a result of the factors described above.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Orders	$11,770	$3,928
Revenues	41,028	48,294
Operating income	1,135	5,612
Operating margin	2.8%	11.6%

Towers and Weldments segment revenues decreased by $7,266, from $48,294 during the three months ended March 31, 2014, to $41,028 during the three months ended March 31, 2015. Towers and Weldments segment revenues decreased 15% due to the timing of delivery of $5,300 in revenue value of towers produced in the quarter which are scheduled for delivery in later quarters. These towers were produced out of sequence due to parts shortages caused by the West Coast labor slowdown, which have now been resolved. In addition, tower production in the Abilene, Texas tower plant was low early in the first quarter of 2015, as the plant was recovering from production difficulties which began in 2014.

Towers and Weldments segment operating income decreased by $4,477, from $5,612 during the three months ended March 31, 2014, to $1,135 during the three months ended March 31, 2015. The significant decrease was attributable to production inefficiencies in our Abilene, Texas facility, which were gradually resolved during the quarter, a lower margin tower mix, and delayed delivery of completed towers which were produced out of sequence. This resulted in lower margins on lower sales volumes and increased freight and overhead expenses as compared to the prior-year quarter, partially offset by the absence of a one-time professional fees expense of $681 incurred in the prior-year quarter.  Operating margin decreased from 11.6% during the three months ended March 31, 2014, to 2.8% during the three months ended March 31, 2015.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Orders	$9,918	$8,466
Revenues	8,608	8,774
Operating loss	(1,211)	(2,966)
Operating margin	(14.1)%	(33.8)%

Gearing segment revenues decreased by $166, from $8,774 during the three months ended March 31, 2014, to $8,608 during the three months ended March 31, 2015. Total revenues were down 2% due to rescheduled deliveries to a key oil and gas customer. We did not experience production delays in the current-year quarter that had been experienced in the prior-year quarter.

Gearing segment operating loss decreased by $1,755, from $2,966 during the three months ended March 31, 2014, to $1,211 during the three months ended March 31, 2015. The decrease in operating loss was due to improved operating efficiencies, lower material costs, $311 in lower restructuring costs, and $514 in lower depreciation expenses in the current quarter as compared to the prior-year quarter. Operating margin improved from (33.8%) during the three months ended March 31, 2014, to (14.1%) during the three months ended March 31, 2015.

Services Segment

The following table summarizes the Services segment operating results for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Orders	$1,891	$3,595
Revenues	1,938	2,438
Operating loss	(2,624)	(1,339)
Operating margin	(135.4)%	(54.9)%

Services segment revenues decreased by $500, from $2,438 during the three months ended March 31, 2014, to $1,938 during the three months ended March 31, 2015. The 21% decrease in revenue was due to weaker demand for turbine blade repairs and other technician fieldwork services.

Services segment operating loss increased by $1,285, from $1,339 during the three months ended March 31, 2014, to $2,624 during the three months ended March 31, 2015. The increase in operating loss was due to lower margins on decreased revenues, $702 in inventory impairment charges primarily related to our exit from the servicing of older-generation kilowatt and community wind turbines, and increased fixed overhead costs in the current-year quarter as compared to the prior-year quarter. The operating margin deteriorated from (54.9%) during the three months ended March 31, 2014, to (135.4%) during the three months ended March 31, 2015.

Corporate and Other

Corporate and Other expenses decreased by $24, from $2,302 during the three months ended March 31, 2014, to $2,278 during the three months ended March 31, 2015. The decrease in expense was attributable to lower employee compensation expense in the current quarter as compared to the prior-year quarter, offset by the absence of an insurance credit recorded in the 2014 quarter.

NON-GAAP FINANCIAL MEASURES

The following non-GAAP financial measure presented below relates to earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (“Adjusted EBITDA”) and is presented for illustrative purposes as an accompaniment to our unaudited financial results of operations for the three months ended March 31, 2015 and 2014. Adjusted EBITDA should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under accounting principles generally accepted in the United States (“GAAP”). We believe that Adjusted EBITDA is particularly meaningful due principally to the role acquisitions have played in our development and because of our recently completed restructuring program. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, which was primarily attributable to a significant portion of the purchase price of our acquired businesses being allocated to depreciable fixed assets and definite-lived intangible assets. The following Adjusted EBITDA calculation is derived from our unaudited condensed consolidated financial results for the three months ended March 31, 2015 and 2014, as follows:

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
Operating loss	$(4,978)	$(995)
Depreciation and amortization	2,578	3,114
Restructuring	—	329
Other income	212	136
Share‑based compensation and other stock payments	255	223
Adjusted EBITDA	$(1,933)	$2,807

SUMMARY OF CRITICAL ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Our most critical accounting policies are related to the following areas: revenue recognition, warranty liability, inventories, intangible assets, long-lived assets, workers’ compensation reserves and income taxes. Details regarding our application of these policies and the related estimates are described fully in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We will adopt the provisions of ASU 2014-09 for the fiscal year beginning January 1, 2017, and are currently evaluating the impact on our condensed consolidated financial statements.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2015, cash and cash equivalents and short-term investments totaled $150, a decrease of $20,023 from December 31, 2014. Total debt and capital lease obligations at March 31, 2015 totaled $4,866, and we had the ability to borrow up to $15,733 under the Credit Facility. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with current cash on hand and cash generated by operations.

In connection with the Credit Facility, AloStar will advance funds against our borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Under this borrowing structure, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance. As a result of this structure, we anticipate that cash balances will remain at a minimum at all times when there are amounts outstanding under the Credit Facility. At March 31, 2015, there was $1,238 in outstanding indebtedness and we were in compliance with all applicable covenants.

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

Sources and Uses of Cash

Operating Cash Flows

During the three months ended March 31, 2015 and 2014, net cash used in operating activities totaled $20,038 and $12,117. The increase in net cash used in operating activities was primarily attributable to the increase in the inventory balances of the Towers and Weldments segment where inventories have risen $10,397 since December 31, 2014. The sharp rise in raw materials reflects unusually high levels of steel plate at the Abilene tower plant, where production difficulties encountered in late 2014 and extending into early 2015 reduced the rate of material consumption; those difficulties have been resolved and the surplus steel will be consumed later in the year.

Investing Cash Flows

During the three months ended March 31, 2015, net cash provided by investing activities totaled $7,184 compared to net cash used in investing activities of $2,808 during the prior-year quarter. The increase in net cash provided by investing activities as compared to the prior-year period was primarily attributable to the sales and maturities of available for sale securities in the current year.

Financing Cash Flows

During the three months ended March 31, 2015, net cash provided by financing activities totaled $855 compared to net cash used in financing activities of $410 during the prior-year quarter. The increase in net cash provided by financing activities as compared to the prior-year period was due to the current-year period proceeds under the Credit Facility.

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition

and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain “forward-looking statements”— that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Our forward-looking statements may include or relate to the following: (i) our plans to continue to grow our business through organic growth; (ii) our beliefs with respect to the sufficiency of our liquidity and our plans to evaluate alternate sources of funding if necessary; (iii) our plans and assumptions, including estimated costs and saving opportunities, regarding our recently completed restructuring efforts designed to improve our financial performance; (iv) our expectations relating to state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (v) our expectations with respect to our customer relationships and efforts to diversify our customer base and sector focus and leverage customer relationships across business units; (vi) our ability to realize revenue from customer orders and backlog; (vii) our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (viii) our beliefs and expectations relating to the economy and the potential impact it may have on our business, including our customers; (ix) our beliefs regarding the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; and (x) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2015. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk,” contained in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.Controls and Procedures

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

There was no change in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is incorporated herein by reference to Note 11, “Legal Proceedings” of these condensed consolidated financial staetments in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

There are no material changes to our risk factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

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

The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2015:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased	Shares that
			as Part of	May Yet Be
	Total Number	Weighted	Publicly	Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased	Paid per Share	Plan	Plan
January 1, 2015 ‑ January 31, 2015	—	$—	—	$8,158
February 1, 2015 ‑ February 28, 2015	—	—	—	8,158
March 1, 2015 ‑ March 31, 2015	—	—	—	8,158
	—		—

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

None

Item 6.Exhibits

The exhibits listed on the Exhibit Index following the signature page are filed as part of this Quarterly Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND ENERGY, INC.

April 30, 2015	By:	/s/ Peter C. Duprey
Peter C. Duprey
President and Chief Executive Officer
(Principal Executive Officer)

April 30, 2015	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

Exhibit Number	Exhibit
10.1	Sixth Amendment to Loan and Security Agreement dated as of March 27, 2015, by and among the Company, the Subsidiaries and AloStar Bank of Commerce*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer*

*Filed herewith.