Form 10-Q
period 2015-06-30
BROADWIND ENERGY, INC.
filed 2015-07-30
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of July 23, 2015: 14,681,363.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$509	$12,149
Short-term investments	—	8,024
Restricted cash	83	83
Accounts receivable, net of allowance for doubtful accounts of $96 and $82 as of June 30, 2015 and December 31, 2014, respectively	21,323	20,012
Inventories, net	43,152	34,921
Prepaid expenses and other current assets	1,112	1,815
Assets held for sale	1,517	738
Total current assets	67,696	77,742
Property and equipment, net	58,721	62,952
Intangible assets, net	5,237	5,459
Other assets	407	464
TOTAL ASSETS	$132,061	$146,617
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and notes payable	$527	$—
Current maturities of long-term debt	779	268
Current portions of capital lease obligations	609	766
Accounts payable	17,666	18,461
Accrued liabilities	8,261	9,553
Customer deposits	8,602	22,619
Total current liabilities	36,444	51,667
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	6,886	2,650
Long-term capital lease obligations, net of current portions	143	427
Other	3,001	3,493
Total long-term liabilities	10,030	6,570
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,955,300 and 14,844,307 shares issued as of June 30, 2015, and December 31, 2014, respectively	15	15
Treasury stock, at cost, 273,937 shares at June 30, 2015 and December 31, 2014, respectively	(1,842)	(1,842)
Additional paid-in capital	377,792	377,185
Accumulated deficit	(290,378)	(286,978)
Total stockholders’ equity	85,587	88,380
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$132,061	$146,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$65,225	$68,381	$116,276	$127,181
Cost of sales	57,991	59,231	108,303	112,669
Restructuring	—	519	—	788
Gross profit	7,234	8,631	7,973	13,724
OPERATING EXPENSES:
Selling, general and administrative	5,262	5,620	10,868	11,537
Intangible amortization	111	111	222	222
Regulatory settlement	—	750	—	750
Restructuring	—	49	—	109
Total operating expenses	5,373	6,530	11,090	12,618
Operating income (loss)	1,861	2,101	(3,117)	1,106
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(264)	(184)	(436)	(344)
Other, net	(44)	(16)	168	120
Total other expense, net	(308)	(200)	(268)	(224)
Net income (loss) before (benefit) provision for income taxes	1,553	1,901	(3,385)	882
(Benefit) provision for income taxes	(62)	41	15	65
NET INCOME (LOSS)	$1,615	$1,860	$(3,400)	$817
NET LOSS PER COMMON SHARE—BASIC:
Net income (loss)	$0.11	$0.13	$(0.23)	$0.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—Basic	14,663	14,732	14,630	14,696
NET LOSS PER COMMON SHARE—DILUTED:
Net income (loss)	$0.11	$0.12	$(0.23)	$0.05
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—Diluted	14,781	15,180	14,630	15,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2013	14,627,990	$15	—	—	$376,125	$(280,810)	$95,330
Stock issued for restricted stock	196,208	—	—	—	—	—	—
Stock issued under stock option plans	2,863	—	—	—	9	—	9
Stock issued under defined contribution 401(k) retirement savings plan	17,246	—	—	—	163	—	163
Stock repurchases under repurchase program	—	—	(273,937)	(1,842)	—	—	(1,842)
Share-based compensation	—	—	—	—	888	—	888
Net loss	—	—	—	—	—	(6,168)	(6,168)
BALANCE, December 31, 2014	14,844,307	$15	(273,937)	$(1,842)	$377,185	$(286,978)	$88,380
Stock issued for restricted stock	110,993	—	—	—	—	—	—
Share-based compensation	—	—	—	—	607	—	607
Net loss	—	—	—	—	—	(3,400)	(3,400)
BALANCE, June 30, 2015	14,955,300	$15	(273,937)	$(1,842)	$377,792	$(290,378)	$85,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,400)	$817
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	5,097	6,264
Impairment charges	38	—
Stock-based compensation	607	330
Allowance for doubtful accounts	14	94
Common stock issued under defined contribution 401(k) plan	—	163
Loss on disposal of assets	—	5
Changes in operating assets and liabilities:
Accounts receivable	(1,325)	(6,094)
Inventories	(8,231)	849
Prepaid expenses and other current assets	607	443
Accounts payable	(654)	(6,317)
Accrued liabilities	(1,292)	1,723
Customer deposits	(14,021)	(8,496)
Other non-current assets and liabilities	(571)	(327)
Net cash used in operating activities	(23,131)	(10,546)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(1,884)	(2,563)
Sales of available for sale securities	5,083	1,051
Maturities of available for sale securities	4,825	1,955
Purchases of property and equipment	(1,604)	(4,542)
Proceeds from disposals of property and equipment	—	1,045
Net cash provided by (used in) investing activities	6,420	(3,054)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit and notes payable	(80,700)	(43)
Proceeds from lines of credit and notes payable	81,212	—
Proceeds from long-term debt	5,000	—
Principal payments on capital leases	(441)	(494)
Net cash provided by (used in) financing activities	5,071	(537)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,640)	(14,137)
CASH AND CASH EQUIVALENTS, beginning of the period	12,149	24,936
CASH AND CASH EQUIVALENTS, end of the period	$509	$10,799
Supplemental cash flow information:
Interest paid	$293	$212
Income taxes paid	$35	$2
Non-cash investing and financing activities:
Issuance of restricted stock grants	$607	$186
Common stock issued under defined contribution 401(k) plan	$—	$163

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2015. The December 31, 2014 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the condensed consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. and its wholly-owned subsidiaries Broadwind Towers, Inc. (“Broadwind Towers”), Brad Foote Gear Works, Inc. (“Brad Foote”) and Broadwind Services, LLC (“Broadwind Services”) (collectively, the “Subsidiaries”). All intercompany transactions and balances have been eliminated.

There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2015 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Company Description

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Cicero, Illinois, and the Subsidiaries.

The Company provides technologically advanced high-value products and services to energy, mining and infrastructure sector customers, primarily in the United States (the “U.S.”). The Company’s most significant presence is within the U.S. wind energy industry, although the Company has diversified into other industrial markets in order to improve its capacity utilization and reduce its exposure to uncertainty related to favorable governmental policies currently supporting the U.S. wind energy industry. For the first six months of 2015, 80% of the Company’s revenue was derived from sales associated with new wind turbine installations.

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

Liquidity

On August 23, 2012, the Company established a $20,000 secured revolving line of credit (the “Credit Facility”) with AloStar Bank of Commerce (“AloStar”). Pursuant to an amendment dated June 29, 2015, the Credit Facility was converted into a $15,000 secured revolving line of credit and a term loan in the amount of $5,000 (the “Term Loan”). The Company meets its short term liquidity needs through cash generated from operations, through its available cash balances and through the Credit Facility. The Credit Facility and the Term Loan each mature on August 31, 2016. Under the terms of the Credit Facility, AloStar will advance funds when requested up to the level of the Company’s borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Under the Credit Facility, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance.

The Company uses the Credit Facility from time to time to fund temporary increases in working capital, and believes the Credit Facility, together with the operating cash generated by the business, is sufficient to meet all cash obligations. As of June 30, 2015, cash and cash equivalents and short-term investments totaled $509, a decrease of $19,664 from December 31, 2014, and $527 was outstanding under the Credit Facility. The Company had the ability to borrow up to $11,973 under the Credit Facility and was in compliance with all applicable covenants as of June 30, 2015.

The significant reduction in cash and cash equivalents since December 31, 2014 was due in part to sharply higher steel plate inventories, and is believed to be temporary. Towers inventory at June 30, 2015 was $8,485 higher than at December 31, 2014. The higher towers inventory is due mainly to a combination of West Coast port delays experienced in early 2015 and lower tower sales reflecting the residual effects of production issues in the Company’s Abilene, Texas tower production facility in late 2014 and early 2015. Since March, 2015 the facility has been performing near its targeted production rate. In addition, the higher towers finished goods inventory in the first quarter of 2015 was due to production re-sequencing necessitated by supply shortages caused by labor slowdowns at West Coast ports. The slowdowns required the production of certain towers ahead of schedule where materials were already on hand, so as not to lose scarce production slots and maintain capacity. The majority of the extra finished goods were sold in the second quarter of 2015, and the West Coast port labor slowdown is now resolved, but the balancing of inventory supply and customer demand will continue throughout the rest of the calendar year.

Total debt and capital lease obligations at June 30, 2015 totaled $8,944, and the Company is obligated to make principal payments under the outstanding debt totaling $1,306 over the next twelve months. Since its inception, the Company has continuously incurred annual operating losses, although the size of the annual losses has been trending lower. The Company anticipates that current cash resources, amounts available under the Credit Facility, and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. If assumptions regarding the Company’s production, sales and subsequent collections from several of the Company’s large customers, as well as customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company’s operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could lose access to the Credit Facility. This could limit the Company’s operational flexibility or require a delay in making planned investments. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash available to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, or that credit facilities will be available in an amount sufficient to enable the Company to meet these financial obligations.

Please refer to Note 16, “Restructuring” of these condensed consolidated financial statements for a discussion of the restructuring plan which the Company initiated in the third quarter of 2011. The Company incurred a total of approximately $13,700 of net costs to implement this restructuring plan.

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic earnings per share calculation:
Net income (loss)	$1,615	$1,860	$(3,400)	$817
Weighted average number of common shares outstanding	14,662,934	14,732,423	14,630,308	14,696,137
Basic net income (loss) per share	$0.11	$0.13	$(0.23)	$0.06
Diluted earnings per share calculation:
Net income (loss)	$1,615	$1,860	$(3,400)	$817
Weighted average number of common shares outstanding	14,662,934	14,732,423	14,630,308	14,696,137
Common stock equivalents:
Stock options and non-vested stock awards	118,020	448,076	-	482,512
Weighted average number of common shares outstanding	14,780,954	15,180,499	14,630,308	15,178,649
Diluted net income (loss) per share	$0.11	$0.12	$(0.23)	$0.05

NOTE 3 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. Marketable investments with original maturities between three and twelve months are recorded as short-term investments. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company’s condensed consolidated statements of operations. As of June 30, 2015 and December 31, 2014, cash and cash equivalents totaled $509 and $12,149, respectively, and short-term investments totaled $0 and $8,024, respectively. The components of cash and cash equivalents and short-term investments as of June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30,	December 31,
	2015	2014
Cash and cash equivalents:
Cash	$509	$8,744
Money market funds	—	877
Municipal bonds	—	2,528
Total cash and cash equivalents	509	12,149
Short-term investments (available-for-sale):
Municipal bonds	—	8,024
Total cash and cash equivalents and short-term investments	$509	$20,173

The significant decrease in cash and cash equivalents and short-term investments is primarily attributable to the need to fund increased net losses and increased net working capital, primarily to purchase inventory. See Note 4, “Inventories” of these consolidated financial statements related to the inventory activities that caused the need to utilize the cash.

NOTE 4 — INVENTORIES

The components of inventories as of June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30,	December 31,
	2015	2014
Raw materials	$28,837	$21,385
Work-in-process	11,907	9,565
Finished goods	5,993	6,769
	46,737	37,719
Less: Reserve for excess and obsolete inventory	(3,585)	(2,798)
Net inventories	$43,152	$34,921

The significant increase in inventory is primarily attributable to the Towers and Weldments segment, where inventories have risen $8,485 since December 31, 2014. The sharp rise in raw materials reflects unusually high levels of steel plate at the Company’s Abilene, Texas tower plant, where production difficulties encountered in late 2014 and extending into early 2015 reduced the rate of material consumption; those difficulties have been resolved.

The increase in the reserve for excess and obsolete inventory was caused by the decision to exit the market for servicing older-generation kilowatt and community wind turbines and consolidate the Company’s repair activities into a single facility within the Services segment.

NOTE 5 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed during 2007. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. The Company tests intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the second quarter of 2015, the Company identified triggering events associated with Brad Foote’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets. Based upon the Company’s assessment, the recoverable amount was in excess of the carrying amount of the intangible assets, and no impairment to these assets was indicated as of June 30, 2015.

As of June 30, 2015 and December 31, 2014, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	June 30, 2015				December 31, 2014
				Weighted				Weighted
			Net	Average			Net	Average
	Cost	Accumulated	Book	Amortization	Cost	Accumulated	Book	Amortization
	Basis	Amortization	Value	Period	Basis	Amortization	Value	Period
Intangible assets:
Customer relationships	$3,979	$(3,661)	$318	7.2	$3,979	$(3,639)	$340	7.2
Trade names	7,999	(3,080)	4,919	20.0	7,999	(2,880)	5,119	20.0
Intangible assets	$11,978	$(6,741)	$5,237	15.8	$11,978	$(6,519)	$5,459	15.8

As of June 30, 2015, estimated future amortization expense is as follows:

2015	$222
2016	444
2017	444
2018	444
2019	444
2020 and thereafter	3,239
Total	$5,237

NOTE 6 — ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
Accrued payroll and benefits	$4,160	$3,316
Accrued property taxes	433	86
Income taxes payable	196	198
Accrued professional fees	111	126
Accrued warranty liability	728	1,198
Accrued regulatory settlement	756	2,066
Accrued environmental reserve	510	513
Accrued self-insurance reserve	1,120	1,411
Accrued other	247	639
Total accrued liabilities	$8,261	$9,553

The accrued regulatory settlement includes $500 for the current portion of the environmental settlement recorded in 2013 and $256 related to the settlement with the U.S. Securities and Exchange Commission (“SEC”) recorded in 2014.

NOTE 7 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
Line of credit	$527	$—
Term loans and notes payable	7,665	2,918
Less: Current portion	(1,306)	(268)
Long-term debt, net of current maturities	$6,886	$2,650

Credit Facilities

AloStar Credit Facility

On June 29, 2015, AloStar and the Company executed a Seventh Amendment to the Loan and Security Agreement dated August 23, 2012 establishing the Credit Facility (the “Loan Agreement”).  The amendment extended the maturity date of the Credit Facility for one additional year to August 31, 2016, modified the applicable interest rate minimum quarterly interest charges, and transitioned $5,000 of the original Credit Facility amount into the Term Loan.

Under the Credit Facility, AloStar will advance funds when requested against a borrowing base consisting of approximately 85% of the face value of eligible accounts receivable of the Company and approximately 50% of the book value of eligible inventory of the Company. Borrowings under the Credit Facility bear interest at a per annum rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus a margin of 3.25%,  subject to a minimum. The Company must also pay an unused facility fee to AloStar equal to 0.50% per annum on the unused portion of the Credit Facility, along with other standard fees.

AloStar funded the full amount of the Term Loan on June 30, 2015. Borrowings under the Term Loan bear interest at a per annum rate equal to 3.50% plus the applicable daily weighted average LIBOR. The Term Loan payments are being amortized at approximately $60 per month with a balloon payment of approximately $4,220 due in August 2016.

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

As of June 30, 2015, there was $527 in outstanding indebtedness under the Credit Facility, the Company had the ability to borrow up to $11,973 thereunder, the per annum interest rate thereunder was 4.25%, and there was $5,000 in outstanding indebtedness under the Term Loan. The Company was in compliance with all applicable covenants under the Loan Agreement as of June 30, 2015.

Other

Included in Long Term Debt, Net of Current Maturities is $2,600 associated with the New Markets Tax Credit transaction described further in Note 15, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements. Additionally, the Company has approximately $64 of other term loans outstanding.

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

Level 2 — Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly. For the Company’s municipal bonds, the Company notes that although quoted prices are available and used to value said assets, they are traded less frequently.

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

The following tables represent the fair values of the Company’s financial assets as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Gearing equipment	$—	$—	$817	$817
Clintonville, WI facility	—	—	700	700
Gearing Cicero Ave. facility	—	—	560	560
Total assets at fair value	$—	$—	$2,077	$2,077

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Municipal bonds and money market funds	$—	$11,429	$—	$11,429
Assets measured on a nonrecurring basis:
Clintonville, WI facility	—	—	738	738
Gearing Cicero Ave. facility	—	—	560	560
Total assets at fair value	$—	$11,429	$1,298	$12,727

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

Due to the Company’s operating losses within Brad Foote and Broadwind Services in the first and second quarters of 2015 combined with its history of continued operating losses, the Company continues to evaluate the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company’s June 30, 2015 assessment, the recoverable amount of undiscounted cash flows based upon the Company’s most recent projections substantially exceeded the carrying amount of invested capital for the Gearing and Services segments, respectively, and no impairment to these assets was indicated.

NOTE 9 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of June 30, 2015, the Company had no net deferred income taxes due to the full recorded valuation allowance. During the six months ended

June 30, 2015, the Company recorded a provision for income taxes of $15 compared to a provision for income taxes of $65 during the six months ended June 30, 2014.

The Company files income tax returns in U.S. federal and state jurisdictions. As of June 30, 2015, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2014, the Company had net operating loss (“NOL”) carryforwards of $173,823 expiring in various years through 2034.

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

The Company announced on February 13, 2013, that its Board of Directors (the “Board”) had adopted a Stockholder Rights Plan (the “Rights Plan”) for a three-year period designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under IRC Section 382. The Rights Plan is intended to act as a deterrent to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.9% or more of the Company’s common stock and thereby triggering a further limitation of the Company’s available NOL carryforwards. In connection with the adoption of the Rights Plan, the Board declared a non‑taxable dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock to the Company’s stockholders of record as of the close of business on February 22, 2013. Each Right entitles its holder to purchase from the Company one one‑thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $14.00 per Right, subject to adjustment. As a result of the Rights Plan, any person or group that acquires beneficial ownership of 4.9% or more of the Company’s common stock without the approval of the Board would be subject to significant dilution in the ownership interest of that person or group. Stockholders who owned 4.9% or more of the outstanding shares of the Company’s common stock as of February 12, 2013 will not trigger the preferred share purchase rights unless they acquire additional shares. The Rights Plan was subsequently approved by the Company’s stockholders at the Company’s 2013 Annual Meeting of Stockholders.

As of June 30, 2015, the Company had $185 of unrecognized tax benefits, all of which would have a favorable impact on income tax expense. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had accrued interest and penalties of $117 as of June 30, 2015. As of December 31, 2014, the Company had unrecognized tax benefits of $199, of which $118 represented accrued interest and penalties.

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

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. As of June 30, 2015, the Company had reserved 57,783 shares for issuance upon the exercise of stock options outstanding and 8,683 shares for issuance upon the vesting of restricted stock unit (“RSU”) awards outstanding. As of June 30, 2015, 247,714 shares of common stock reserved for stock options and RSU awards under the 2007 EIP have been issued in the form of common stock.

2012 Equity Incentive Plan

The Company has granted incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2012 Equity Incentive Plan (the “2012 EIP”), which was approved by the Board in March 2012 and by the Company’s stockholders in May 2012.

The 2012 EIP reserves 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of June 30, 2015, the Company had reserved 100,935 shares for issuance upon the exercise of stock options outstanding and 449,613 shares for issuance upon the vesting of RSU awards outstanding. As of June 30, 2015, 419,915 shares of common stock reserved for stock options and RSU awards under the 2012 EIP have been issued in the form of common stock.

2015 Equity Incentive Plan

The Company has granted equity awards pursuant to the Broadwind Energy, Inc. 2015 Equity Incentive Plan (the “2015 EIP;” together with the 2007 EIP and the 2012 EIP, the “Equity Incentive Plans”), which was approved by the Board in February 2015 and by the Company’s stockholders in April 2015. The purposes of the 2015 EIP are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2015 EIP by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining officers, other employees, non-employee directors and independent contractors; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders. Under the 2015 EIP, the Company may grant (i) non-qualified stock options; (ii) “incentive stock options” (within the meaning of IRC Section 422); (iii) stock appreciation rights; (iv) restricted stock and RSUs; and (v) performance awards.

The 2015 EIP reserves 1,100,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of June 30, 2015, the Company had reserved 47,216 shares for issuance upon the vesting of RSU awards outstanding. As of June 30, 2015, no shares of common stock reserved for RSU awards under the 2015 EIP have been issued in the form of common stock.

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

The following table summarizes stock option activity during the six months ended June 30, 2015 under the Equity Incentive Plans, as follows:

		Weighted Average
	Options	Exercise Price
Outstanding as of December 31, 2014	158,718	$16.64
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding as of June 30, 2015	158,718	$16.64
Exercisable as of June 30, 2015	133,483	$19.15

The following table summarizes RSU activity during the six months ended June 30, 2015 under the Equity Incentive Plans, as follows:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Outstanding as of December 31, 2014	515,038	$5.78
Granted	188,420	$5.19
Vested	(155,738)	$5.50
Forfeited	(42,208)	$6.48
Outstanding as of June 30, 2015	505,512	$5.58

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of the price of the Company’s stock over the expected life of the awards and actual and projected stock option exercise behavior. There were no stock options granted during the six months ended June 30, 2015.

The Company utilized a forfeiture rate of 25% during the six months ended June 30, 2015 and 2014 for estimating the forfeitures of stock compensation granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2015 and 2014, as follows:

	Six Months Ended June 30,
	2015	2014
Share-based compensation expense:
Cost of sales	$62	$109
Selling, general and administrative	545	221
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$607	$330
Reduction in earnings per share:
Basic earnings per share	$0.04	$0.02

Diluted earnings per share	$0.04	$0.02

(1)

Income tax benefit is not illustrated because the Company is currently in a full tax valuation allowance position and an actual income tax benefit was not realized for the six months ended June 30, 2015 and 2014. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

As of June 30, 2015, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and RSUs, in the amount of approximately $1,947 will be recognized through 2018. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

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

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. Although some of the accounting standards issued or effective in the current fiscal year may be applicable to it, the Company believes that none of the new standards have a significant impact on its condensed consolidated financial statements, except as discussed below. The Company is currently evaluating the impact of the new standards on its condensed consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued ASU 2014‑09, Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company will adopt the provisions of ASU 2014‑09 for the fiscal year beginning January 1, 2018, and is currently evaluating the impact on its condensed consolidated financial statements.

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

Services

The Company offers a comprehensive range of services, primarily to wind farm developers and operators. The Company specializes in non-routine maintenance services for wind turbines. The Company is increasingly focusing its efforts on the identification and/or development of product and service offerings which will improve the reliability and efficiency of wind turbines, and therefore enhance the economic benefits to its customers. The Company provides wind services across the U.S., with primary service locations in South Dakota and Texas. Previously, the Company operated drivetrain service centers in both of these locations, focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing. The Company has recently consolidated the two service centers into the drivetrain service center in Abilene, Texas (the “Abilene Gearbox Facility”) in order to reduce overhead costs.

Corporate and Eliminations

“Corporate” includes the assets and selling, general and administrative expenses of the Company’s corporate office. “Eliminations” comprises adjustments to reconcile segment results to consolidated results.

Summary financial information by reportable segment for the three and six months ended June 30, 2015 and 2014 is as follows:

	Towers and
	Weldments	Gearing	Services	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2015
Revenues from external customers	$54,994	$7,568	$2,663	$—	$—	$65,225
Intersegment revenues (1)	37	398	23	—	(458)	—
Operating profit (loss)	7,155	(1,524)	(1,764)	(2,007)	1	1,861
Depreciation and amortization	915	1,244	315	44	—	2,518
Capital expenditures	276	381	105	2	—	764

	Towers and
	Weldments	Gearing	Services	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2014
Revenues from external customers	$52,794	$12,139	$3,448	$—	$—	$68,381
Intersegment revenues (1)	97	285	34	—	(416)	—
Operating profit (loss)	8,561	(1,800)	(1,319)	(3,386)	45	2,101
Depreciation and amortization	1,007	1,805	306	32	—	3,150
Capital expenditures	1,878	342	95	27	—	2,342

	Towers and
	Weldments	Gearing	Services	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2015
Revenues from external customers	$95,792	$15,999	$4,485	$—	$—	$116,276
Intersegment revenues (2)	268	574	139	—	(981)	—
Operating profit (loss)	8,290	(2,736)	(4,388)	(4,291)	8	(3,117)
Depreciation and amortization	1,829	2,541	637	90	—	5,097
Capital expenditures	787	454	276	87	—	1,604

	Towers and
	Weldments	Gearing	Services	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2014
Revenues from external customers	$100,928	$20,414	$5,839	$—	$—	$127,181
Intersegment revenues (2)	257	784	81	—	(1,122)	—
Operating profit (loss)	14,172	(4,765)	(2,658)	(5,638)	(5)	1,106
Depreciation and amortization	1,991	3,606	619	48	—	6,264
Capital expenditures	3,111	976	125	330	—	4,542

	Total Assets as of
	June 30,	December 31,
Segments:	2015	2014
Towers and Weldments	$59,138	$50,691
Gearing	45,325	50,238
Services	9,259	10,884
Assets held for sale	1,517	738
Corporate	292,796	297,754
Eliminations	(275,974)	(263,688)
	$132,061	$146,617

(1)	Intersegment revenues primarily consist of sales from Gearing to Services. Sales from Gearing to Services totaled $398 and $285 for the three months ended June 30, 2015 and 2014, respectively.

(2)  Intersegment revenues primarily consist of sales from Gearing to Services. Sales from Gearing to Services totaled

      $574 and $784 for the six months ended June 30, 2015 and 2014, respectively.

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

In connection with the Company’s restructuring initiatives, during the third quarter of 2012, the Company identified a liability associated with the planned sale of one of Brad Foote’s facilities located in Cicero, Illinois (the “Cicero Avenue Facility”). The liability is associated with environmental remediation costs that were identified while preparing the site for sale. During 2013, the Company applied for and was accepted into the Illinois Environmental Protection Agency (“IEPA”) voluntary site remediation program. In the first quarter of 2014, the Company completed a comprehensive review of remedial options for the Cicero Avenue Facility and selected a preferred remediation technology. As part of the voluntary site remediation program, the Company submitted a plan to the IEPA for approval to conduct a pilot study to test the effectiveness of the selected remediation technology. On July 23, 2014, the Company received comments from the IEPA on the proposed site remediation plan. The Company has provided additional information to the IEPA in response to those questions, but no change to the remediation plan or the financial reserve is needed at this time. The Company will continue to reevaluate its reserve balance associated with this matter as it gathers additional information. As of June 30, 2015, the accrual balance associated with this matter totaled $510.

Warranty Liability

The Company provides warranty terms that range from one to five years for various products and services supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of June 30, 2015 and 2014, estimated product warranty liability was $728 and $458, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the six months ended June 30, 2015 and 2014 were as follows:

	For the Six Months Ended June 30,
	2015	2014
Balance, beginning of period	$1,198	$457
Addition to (reduction of) warranty reserve	4	45
Warranty claims	(474)	(44)
Balance, end of period	$728	$458

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the six months ended June 30, 2015 and 2014 consisted of the following:

	For the Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$82	$17
Bad debt expense	31	107
Write-offs	(17)	(13)
Balance at end of period	$96	$111

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of June 30, 2015.

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, the Company began to self-insure for its workers’ compensation liabilities, including reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. The Company takes into account claims incurred but not reported when determining its workers’ compensation reserves. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of June 30, 2015, the Company had $1,120 accrued for self-insured workers’ compensation liabilities.

Other

As of December 31, 2014, approximately 15% of the Company’s employees were covered by two collective bargaining agreements with local unions at Brad Foote’s Cicero, Illinois and Neville Island, Pennsylvania locations. The current collective bargaining agreement with the Cicero union is expected to remain in effect through February 2018. The current collective bargaining agreement with the Neville Island union is expected to remain in effect through October 2017.

See Note 15, “New Markets Tax Credit Transaction” of these consolidated financial statements for a  discussion of a strategic financing transaction (the “NMTC Transaction”) relating to the Abilene Gearbox Facility, which is focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing. Pursuant to the NMTC Transaction, the gross loan and investment in the Abilene Gearbox Facility of $10,000 is expected to generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One, National Association (“Capital One”). The Abilene Gearbox Facility must operate and be in compliance with the terms and conditions of the NMTC Transaction during the seven-year compliance period, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with the NMTC Transaction.

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

The Abilene Gearbox Facility must operate and be in compliance with various regulations and restrictions through September 2018, the end of the seven-year compliance period, to comply with the terms of the NMTC Transaction, or the Company may be liable under its indemnification agreement with Capital One for the recapture of tax credits. In the event the Company does not comply with these regulations and restrictions, the NMTC program tax credits may be subject to 100% recapture for a period of seven years as provided in the IRC. The Company does not anticipate that any tax credit recapture events will occur or that it will be required to make any payments to Capital One under the indemnification agreement.

The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company’s condensed consolidated balance sheet as of June 30, 2015. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest in the third quarter of 2018. Capital One may exercise an option to put its investment and receive $130 from the Company at that time. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company expects that Capital One will exercise the put option at the end of the tax credit recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

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

The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One’s net contribution of $2,600 is included in Long Term Debt, Net of Current Maturities in the condensed consolidated balance sheet as of June 30, 2015. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred.

NOTE 16 — RESTRUCTURING

The Company’s total net restructuring charges incurred to date are detailed below:

	2011	2012	2013	2014	Total
	Actual	Actual	Actual	Actual	Incurred
Restructuring charges:
Capital expenditures	$5	$2,596	$2,352	$674	$5,627
Gain on sale of Brandon, SD Facility	—	—	(3,585)	—	(3,585)
Accelerated depreciation	—	819	898	—	1,717
Severance	430	—	435	—	865
Impairment charges	—	—	2,365	—	2,365
Moving and other exit-related costs	439	1,677	3,085	1,479	6,680
Total	$874	$5,092	$5,550	$2,153	$13,669

During the third quarter of 2011, the Company conducted a review of its business strategies and product plans based on the business and industry outlook, and concluded that its manufacturing footprint and fixed cost base were excessive for its medium-term needs. A plan was developed to reduce the Company’s facility footprint by approximately 40% through the sale and/or closure of facilities comprising a total of approximately 600,000 square feet. To date, the Company has reduced its leased presence at six facilities and achieved a reduction of approximately 400,000 square feet. Two remaining properties, the Clintonville Facility and the Cicero Avenue Facility, have been vacated and are being marketed for sale. The Company believes its remaining locations will be sufficient to support its current business activities, while allowing for growth for the next several years. In the third quarter of 2012, the Company identified a $352 liability associated with the planned sale of the Cicero Avenue Facility. The Company further adjusted the liability in the fourth quarter of 2013 by recording an additional $258 charge. The liability is associated with environmental remediation costs that were originally identified while preparing the site for sale. The expenses associated with this liability have been recorded as restructuring charges, and as of June 30, 2015, the accrual balance remaining is $510.

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

NOTE 17 — SUBSEQUENT EVENTS

On July 23, 2015, the Board authorized and directed management to evaluate potential strategic alternatives with respect to the Company’s Services segment.

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

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

Second Quarter Overview

We recognized sales of $65,200 for the second quarter of 2015, a 5% decrease compared to $68,400 in the second quarter of 2014. The decrease reflects decreases in Gearing of $4,500 and Services of $800, offset by an increase in Towers and Weldments of $2,100. The Towers and Weldments segment revenues increase of $2,100 includes $4,300 of towers that were held in inventory at the end of the first quarter of 2015 because they were produced out of sequence due to parts shortages caused by the West Coast port labor slowdown. Gearing revenues were down sharply by $4,500 or 36%, with a substantial portion of the decline driven by a 53% decrease in sales to oil and gas and mining industry customers. The 23% decrease in revenue in Services was due to lower gearbox remanufacturing revenues, and weaker demand for turbine blade repairs, partially offset by increases in other fieldwork services. We reported net income of $1,600 or $.11 per diluted share in the second quarter of 2015, compared to net income of $1,900 or $.12 per diluted share in the second quarter of 2014. The slight decline was due to lower gross profits, partially offset by lower operating expenses and the absence of a $750 regulatory settlement charge in the prior-year second quarter.

We booked $60,000 in net new orders in the second quarter of 2015, more than double net new orders of $23,600 in the prior-year second quarter. The increase is due to the timing of receipt of tower orders, which vary considerably from quarter to quarter. The wind energy market continues to be strong, however, we are seeing increasing competition in the market for wind towers in the United States. We continue to see weakness in orders from oil and gas and mining customers, affecting both our Gearing segment and our industrial weldments product line within our Towers and Weldments segment. Orders from customers in these industries declined $13,400 from the prior-year second quarter, including the $8,300 impact of timing on large wind gearing purchases which were concentrated in the second quarter of

2014. Services orders in the second quarter of 2015 totaled $4,700, up slightly from orders of $4,400 in the prior-year second quarter.

As a result of weakness in these markets, we have taken a number of cost reduction actions, including idling two facilities, reducing headcount and eliminating positions totaling approximately 8% of our workforce. In our Services segment, we have exited the market for servicing older-generation kilowatt and community wind turbines and consolidated our repair activities into a single facility.  On July 23, 2015, our Board of Directors (the “Board”) authorized and directed management to evaluate potential strategic alternatives with respect to our Services segment.  We are also consolidating our industrial weldment production into our Abilene, Texas location, and have reduced capital and discretionary spending in all areas. We plan to continue to actively monitor these markets and our spending.

On August 23, 2012, we established a $20,000 secured revolving line of credit (the “Credit Facility”) with AloStar Bank of Commerce (“AloStar”). Pursuant to an amendment dated June 29, 2015, the amount of the Credit Facility was converted into a $15,000 secured revolving line of credit and a term loan in the amount of $5,000 (the “Term Loan”). We meet our short term liquidity needs through cash generated from operations through our available cash balances and through the Credit Facility.  Pursuant to the amendment, the Credit Facility and the Term Loan each mature on August 31, 2016. Under the terms of the Credit Facility, AloStar will advance funds when requested up to the level of our borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Under the Credit Facility, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance. We use the Credit Facility from time to time to fund temporary increases in working capital, and believe the Credit Facility, together with the operating cash generated by the business, is sufficient to meet all cash obligations. As of June 30, 2015, cash and cash equivalents and short-term investments totaled $500, a decrease of $19,700 from December 31, 2014, and $500 was outstanding under the Credit Facility. We had the ability to borrow up to $12,000 under the Credit Facility and were in compliance with all applicable covenants as of June 30, 2015.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

	Three Months Ended June 30,				2015 vs. 2014
		% of Total		% of Total
	2015	Revenue	2014	Revenue	$ Change	% Change
Revenues	$65,225	100.0%	$68,381	100.0%	$(3,156)	(4.6)%
Cost of sales	57,991	88.9%	59,231	86.6%	(1,240)	(2.1)%
Restructuring costs	—	—%	519	0.8%	(519)	(100.0)%
Gross profit	7,234	11.1%	8,631	12.6%	(1,397)	(16.2)%
Operating expenses
Selling, general and administrative expenses	5,262	8.1%	5,620	8.2%	(358)	(6.4)%
Intangible amortization	111	0.2%	111	0.2%	—	—%
Regulatory settlement	—	—%	750	1.1%	(750)	(100.0)%
Restructuring costs	—	—%	49	0.1%	(49)	(100.0)%
Total operating expenses	5,373	8.3%	6,530	9.6%	(1,157)	(17.7)%
Operating income	1,861	2.8%	2,101	3.0%	(240)	11.4%
Other expense
Interest expense, net	(264)	(0.4)%	(184)	(0.3)%	(80)	43.5%
Other, net	(44)	(0.1)%	(16)	—%	(28)	175.0%
Total other expense, net	(308)	(0.5)%	(200)	(0.3)%	(108)	54.0%
Net income before (benefit) provision for income taxes	1,553	2.3%	1,901	2.7%	(348)	(18.3)%
(Benefit) provision for income taxes	(62)	(0.1)%	41	0.1%	(103)	(251.2)%
Net income	$1,615	2.4%	$1,860	2.6%	$(245)	(13.2)%

Consolidated

Revenues decreased by $3,156 from $68,381 during the three months ended June 30, 2014, to $65,225 during the three months ended June 30, 2015. The decrease reflects decreases in Gearing and Services offset by an increase in Towers and Weldments. Towers and Weldments segment revenues increased by $2,140; the current quarter towers revenue includes $4,526 of towers produced in the first quarter of 2015 out of sequence due to parts shortages caused by the West Coast port labor slowdown, and held in inventory at March 31, 2015. Gearing revenues were down sharply by $4,458 or 36%, with a substantial portion of dollar declines driven by a 53% decrease in sales to oil and gas and mining industry customers. The 23% decrease in Services revenue was due to low gearbox remanufacturing revenues, and weaker demand for turbine blade repairs.

Gross profit decreased by $1,397, from $8,631 during the three months ended June 30, 2014, to $7,234 during the three months ended June 30, 2015. The decrease in gross profit was attributable to a weldments-related decrease in gross profit of $1,044 in the Towers and Weldments segment, and Services segment decreases related to lower sales volumes and inventory charges, partly offset by Gearing segment improvements related to reduced restructuring and depreciation expenses, a higher margin mix of sales and improved manufacturing variances compared to the prior-year quarter. As a result, our total gross margin decreased from 12.6% during the three months ended June 30, 2014, to 11.1% during the three months ended June 30, 2015.

Operating expenses decreased by $1,157, from $6,530 during the three months ended June 30, 2014, to $5,373 during the three months ended June 30, 2015. The decrease was attributable to the absence of a 2014 regulatory settlement of $750, lower compensation expenses, and lower sales and marketing expense in the current-year quarter as compared to the prior-year quarter. Operating expenses as a percentage of sales decreased from 9.6%  in the prior-year quarter to 8.3% in the current quarter.

Net income decreased modestly from $1,860 during the three months ended June 30, 2014, to $1,615 during the three months ended June 30, 2015, as a result of the factors described above.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
	2015	2014
Orders	$51,392	$859
Revenues	55,031	52,891
Operating income	7,155	8,561
Operating margin	13.0%	16.2%

The increase in orders is due to the timing of receipt of a large tower order, as towers orders vary considerably from quarter to quarter. Towers and Weldments segment revenues increased by $2,140, from $52,891 during the three months ended June 30, 2014, to $55,031 during the three months ended June 30, 2015. The current quarter revenue includes $4,526 of towers produced in the first quarter of 2015 out of sequence due to parts shortages caused by the West Coast port labor slowdown, which was resolved late in that quarter. This increase was partially offset by a greater number of smaller and less complex towers in the current quarter as compared to the large, complex towers built in the prior-year second quarter. We also experienced a 61% decrease in weldments revenue in the current quarter as compared to the prior-year quarter, due to reduced demand from oil and gas and mining customers; this has led to our decision to idle one of our production locations during the third quarter of 2015.

Towers and Weldments segment operating income decreased by $1,406, from $8,561 during the three months ended June 30, 2014, to $7,155 during the three months ended June 30, 2015 despite increased revenues. Weldments declines contributed $1,148 of the decrease in operating income in the current quarter as compared to the prior-year quarter. In addition, employee-related expense was $226 higher in the current quarter, than the prior-year quarter. Operating margin decreased from a record 16.2% during the three months ended June 30, 2014, to 13.0% during the three months ended June 30, 2015.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
	2015	2014
Orders	$3,878	$18,484
Revenues	7,966	12,424
Operating loss	(1,524)	(1,800)
Operating margin	(19.1)%	(14.5)%

The decrease in orders for the Gearing segment was due to weak orders from oil and gas and mining customers in the second quarter of 2015, along with a large order from a wind industry customer in the prior-year quarter. Gearing segment revenues decreased by $4,458, from $12,424 during the three months ended June 30, 2014, to $7,966 during the three months ended June 30, 2015. Total revenues were down by 36%, substantially due to a 53% decrease in sales to oil and gas and mining industry customers.

Gearing segment operating loss decreased by $276, from $1,800 during the three months ended June 30, 2014, to $1,524 during the three months ended June 30, 2015 despite the substantial decrease in revenue. The decrease in operating loss was due to improved operating efficiencies, $561 in lower restructuring costs, and $569 in lower depreciation expenses, which more than offset the impact of the lower sales volumes. Operating margin deteriorated on lower revenues from (14.5%) during the three months ended June 30, 2014, to (19.1%) during the three months ended June 30, 2015.

Services Segment

The following table summarizes the Services segment operating results for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
	2015	2014
Orders	$4,717	$4,430
Revenues	2,686	3,482
Operating loss	(1,764)	(1,319)
Operating margin	(65.7)%	(37.9)%

Services segment revenues decreased by $796, from $3,482 during the three months ended June 30, 2014, to $2,686 during the three months ended June 30, 2015. The 23% decrease in revenue was due to lower gearbox remanufacturing revenue and weaker demand for turbine blade repairs, partially offset by increases in fieldwork services.

Services segment operating loss increased by $445, from $1,319 during the three months ended June 30, 2014, to $1,764 during the three months ended June 30, 2015. The increase in operating loss was due to lower margins on decreased revenues, predominantly in the gearbox refurbishment facilities, where we experienced lower volumes and incurred inventory charges partly in connection with the consolidation of facilities. The operating margin deteriorated from (37.9%) during the three months ended June 30, 2014, to (65.7%) during the three months ended June 30, 2015.

Corporate and Other

Corporate and Other expenses decreased by $1,335, from $3,341 during the three months ended June 30, 2014, to $2,006 during the three months ended June 30, 2015. The decrease in expense was attributable the absence of a $750 regulatory settlement charge recorded in the prior-year quarter, $461 lower compensation expense and $151 lower insurance expense in the current quarter as compared to the prior-year quarter.

Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

	Six Months Ended June 30,				2015 vs. 2014
		% of Total		% of Total
	2015	Revenue	2014	Revenue	$ Change	% Change
Revenues	$116,276	100.0%	$127,181	100.0%	$(10,905)	(8.6)%
Cost of sales	108,303	93.1%	112,669	88.6%	(4,366)	(3.9)%
Restructuring costs	—	—%	788	0.6%	(788)	(100.0)%
Gross profit	7,973	6.9%	13,724	10.8%	(5,751)	(41.9)%
Operating expenses
Selling, general and administrative expenses	10,868	9.3%	11,537	9.1%	(669)	(5.8)%

Intangible amortization	222	0.2%	222	0.2%	—	—%
Regulatory settlement	—	—%	750	0.6%	(750)	(100.0)%
Restructuring costs	—	—%	109	0.1%	(109)	(100.0)%
Total operating expenses	11,090	9.5%	12,618	10.0%	(1,528)	(12.1)%
Operating income (loss)	(3,117)	(2.6)%	1,106	0.8%	(4,223)	381.8%
Other (expense) income
Interest expense, net	(436)	(0.4)%	(344)	(0.3)%	(92)	(26.7)%
Other, net	168	0.1%	120	0.1%	48	40.0%
Total other (expense) income, net	(268)	(0.3)%	(224)	(0.2)%	(44)	19.6%
Net (loss) income before provision for income taxes	(3,385)	(2.9)%	882	0.6%	(4,267)	(483.8)%
Provision for income taxes	15	—%	65	0.1%	(50)	(76.9)%
Net income (loss)	$(3,400)	(2.9)%	$817	0.5%	$(4,217)	(516.2)%

Consolidated

Revenues decreased by $10,905, from $127,181 during the six months ended June 30, 2014, to $116,276 during the six months ended June 30, 2015. The decrease reflects reductions in all business segments. Towers and Weldments segment revenues decreased by $5,125 due to production issues during the first quarter of 2015; Gearing revenues decreased by $4,625 due primarily to significantly lower demand from oil and gas and mining customers; and Services revenues decreased $1,296 due to weaker demand for turbine blade repairs and gearbox rebuilds.

Gross profit decreased by $5,751, from $13,724 during the six months ended June 30, 2014, to $7,973 during the six months ended June 30, 2015. The decrease in gross profit was attributable to decreased Towers and Weldments volumes and margin due to the disruption of production in our Abilene, Texas tower plant in the first quarter of 2015, and decreased gross profit in weldments of $1,462 in the current period as compared to the prior-year period. As a result, our total gross margin decreased from 10.8% during the six months ended June 30, 2014, to 6.9% during the six months ended June 30, 2015.

Operating expenses decreased by $1,528, from $12,618 during the six months ended June 30, 2014, to $11,090 during the six months ended June 30, 2015. The decrease was attributable to the absence of a 2014 regulatory settlement of $750, lower compensation expense in the current year period, the absence of a one-time professional fees expense incurred in the first quarter of 2014, and general cost containment efforts, partially offset by the absence of an insurance credit recorded in the first quarter of 2014. Operating expenses as a percentage of sales decreased from 10.0% in the prior year to 9.5% in the current year.

Net income decreased from $817 during the six months ended June 30, 2014, to a net loss of $3,400 during the six months ended June 30, 2015, as a result of the factors described above.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the six months ended June 30, 2015 and 2014:

The following table summarizes the Towers and Weldments segment operating results for the six months ended June 30, 2015 and 2014: The following table summarizes the Towers and Weldments segment operating results for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
	2015	2014
Orders	$63,163	$4,787
Revenues	96,060	101,185
Operating income	8,290	14,172
Operating margin	8.6%	14.0%

Orders, which vary considerably from period to period, were sharply higher during the first six months ended June 30, 2015 due to placement of initial orders for 2016 production. By comparison, orders for 2015 production were substantially placed during December 2013 and, therefore, orders were lower during the first six months ended June 30, 2014. Towers and Weldments segment revenues decreased by $5,125, from $101,185 during the six months ended June 30, 2014, to $96,060 during the six months ended June 30, 2015. The 5% decrease in revenue was due to the impact of higher revenue per unit garnered by larger, more complex, towers sold in the prior- year period, partially offset by an 8% increase in the sales of towers units, and a 25% decrease in weldments revenues. Tower production in the Abilene, Texas tower plant was low early in the first quarter of 2015, but recovered to near normal production rates in the second quarter of 2015.

Towers and Weldments segment operating income decreased by $5,882, from $14,172 during the six months ended June 30, 2014, to $8,290 during the six months ended June 30, 2015. The significant decrease was attributable to production inefficiencies in our Abilene, Texas tower plant in the first quarter of 2015, a lower margin tower mix, and a $1,638 decrease in weldments operating results, partially offset by the absence of a one-time professional fees expense of $681 incurred in the prior-year period. Operating margin decreased from 14.0% during the six months ended June 30, 2014, to 8.6% during the six months ended June 30, 2015.

Gearing Segment

The following table summarizes the Gearing segment operating results for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
	2015	2014
Orders	$13,796	$26,950
Revenues	16,573	21,198
Operating loss	(2,736)	(4,765)
Operating margin	(16.5)%	(22.5)%

Gearing segment revenues decreased by $4,625, from $21,198 during the six months ended June 30, 2014, to $16,573 during the six months ended June 30, 2015. Both orders and revenue were down due to lower demand in the oil and gas and mining industries.

Gearing segment operating loss decreased by $2,029, from $4,765 during the six months ended June 30, 2014, to $2,736 during the six months ended June 30, 2015. The decrease in operating loss was due to improved operating efficiencies, $871 in lower restructuring costs, and $1,083 in lower depreciation expenses, partially offset by a volume-related reduction in margin dollars in the current period as compared to the prior-year period. Operating margin improved from (22.5%) during the six months ended June 30, 2014, to (16.5%) during the six months ended June 30, 2015.

Services Segment

The following table summarizes the Services segment operating results for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
	2015	2014
Orders	$6,608	$8,026
Revenues	4,624	5,920
Operating loss	(4,388)	(2,658)
Operating margin	(94.9)%	(44.9)%

Services segment revenues decreased by $1,296, from $5,920 during the six months ended June 30, 2014, to $4,624 during the six months ended June 30, 2015. The 22% decrease in revenue was due to weaker demand for gearbox refurbishments and turbine blade repairs.

Services segment operating loss increased by $1,730, from $2,658 during the six months ended June 30, 2014, to $4,388 during the six months ended June 30, 2015. The increase in operating loss was due to lower margins on decreased revenues, and inventory charges of $1,065 associated with exiting certain markets and consolidating our facilities into a single location. The operating margin deteriorated from (44.9%) during the six months ended June 30, 2014, to (94.9%) during the six months ended June 30, 2015.

Corporate and Other

Corporate and Other expenses decreased by $1,360, from $5,643 during the six months ended June 30, 2014, to $4,283 during the six months ended June 30, 2015. The decrease in expense was attributable to the absence of a $750 regulatory settlement charge recorded in the prior-year period, and $798 lower compensation expense in the current period as compared to the prior-year period.

NON-GAAP FINANCIAL MEASURES

The following non-GAAP financial measure presented below relates to earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (“Adjusted EBITDA”) and is presented for illustrative purposes as an accompaniment to our unaudited financial results of operations for the three and six months ended June  30, 2015 and 2014. Adjusted EBITDA should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under accounting principles generally accepted in the United States (“GAAP”). We believe that Adjusted EBITDA is particularly meaningful due principally to the role acquisitions have played in our development and because of our recently completed restructuring program. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, which was primarily attributable to a significant portion of the purchase price of our acquired businesses being allocated to depreciable fixed assets and definite-lived intangible assets. The following Adjusted EBITDA calculation is derived from our unaudited condensed consolidated financial results for the six months ended June  30, 2015 and 2014, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Operating income (loss)	$1,861	$2,101	$(3,117)	$1,106
Depreciation and amortization	2,518	3,150	5,097	6,264
Restructuring	—	568	—	897
Other income	(44)	(16)	168	120
Share‑based compensation and other stock payments	351	107	607	330
Adjusted EBITDA	$4,686	$5,910	$2,755	$8,717

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

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. We will adopt the provisions of ASU 2014-09 for the fiscal year beginning January 1, 2018, and are currently evaluating the impact on our condensed consolidated financial statements.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June  30, 2015, cash and cash equivalents and short-term investments totaled $509, a decrease of $19,664 from December 31, 2014. Total debt and capital lease obligations at June 30, 2015 totaled $8,944, and we had the ability to borrow up to $11,973 under the Credit Facility. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily through cash generated from operations, available cash balances and our Credit Facility.

Pursuant to the Credit Facility, AloStar will advance funds against our borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Under the Credit Facility, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance. As of June 30, 2015, there was $527 in outstanding indebtedness under the Credit Facility and we were in compliance with all applicable covenants.

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

Sources and Uses of Cash

Operating Cash Flows

During the six months ended June  30, 2015 and 2014, net cash used in operating activities totaled $23,131 and $10,546, respectively. The increase in net cash used in operating activities was primarily attributable to the increase in the inventory balances and the decrease in the customer deposit balances of the Towers and Weldments segment where inventories have risen $8,231 and customer deposits have decreased $14,021 since December 31, 2014. The sharp rise in raw materials reflects unusually high levels of steel plate at the Abilene, Texas tower plant, where production difficulties encountered in late 2014 and extending into early 2015 reduced the rate of material consumption; those difficulties have been resolved and the surplus steel will be consumed later in the year. The decrease in the customer deposits has occurred due to the Towers and Weldments segment completing tower orders during the six months ended June 30, 2015.

Investing Cash Flows

During the six months ended June  30, 2015, net cash provided by investing activities totaled $6,420 compared to net cash used in investing activities of $3,054 for the six months ended June 30, 2014. The increase in net cash provided by investing activities as compared to the prior-year period was primarily attributable to the sales and maturities related to the available for sale securities activity in the current year.

Financing Cash Flows

During the six months ended June  30, 2015, net cash provided by financing activities totaled $5,071, compared to net cash used in financing activities of $537 for the six months ended June 30, 2014.  The increase in net cash provided by financing activities as compared to the prior-year period was due to the current-year period proceeds from the Term Loan.

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain “forward-looking statements”—that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, and business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors, including, but not limited to, those discussed in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, that could cause our actual growth, results of operations, financial condition, cash flows, performance, and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Our forward-looking statements may include or relate to the following: (i) our plans to continue to grow our business through organic growth; (ii) our beliefs with respect to the sufficiency of our liquidity and our plans to evaluate alternate sources of funding if necessary; (iii) our plans and assumptions, including estimated costs and saving opportunities, regarding our recently completed restructuring efforts designed to improve our financial performance; (iv) our plans to explore strategic alternatives for the Services segment, (v) our expectations relating to state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (vi) our expectations with respect to our customer relationships and efforts to diversify our customer base and sector focus and leverage customer relationships across business units; (vii) our ability to realize revenue from customer orders and backlog; (viii) our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (ix) our beliefs and expectations relating to the economy and the potential impact it may have on our business, including our customers; (x) our beliefs regarding the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; and (xi) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments or changed circumstances or for any other reason.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the six months ended June  30, 2015. We note that the world-wide price of oil fell sharply in the latter part of 2014, and has remained low throughout 2015; our orders from and sales to oil industry customers have fallen significantly as described in the Second Quarter Overview and Gearing segment commentary portions of Item 2, Management’s Discussion and Analysis of Financial Condition

and Results of Operations of this Quarterly Report on Form 10-Q. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk,” contained in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

There was no change in our internal control over financial reporting during the six months ended June  30, 2015 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is incorporated herein by reference to Note 11, “Legal Proceedings” of these condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

There are no material changes to our risk factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On October 29, 2014, our Board authorized a program to repurchase up to $10,000 of our outstanding common stock over the ensuing six-month period. Our share repurchase program did not obligate us to acquire any specific number of shares. The common stock could be acquired in the open market at prices subject to certain pricing guidelines determined by us. We had no obligation to repurchase shares, and we could discontinue purchases at any time that we determined additional purchases were not warranted.

There were no repurchases of our equity securities under the repurchase plan made during the quarter ended June 30, 2015.

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

BROADWIND ENERGY, INC.

July 30, 2015	By:	/s/ Peter C. Duprey
Peter C. Duprey
President and Chief Executive Officer
(Principal Executive Officer)

July 30, 2015	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

Exhibit Number	Exhibit
10.1

Seventh Amendment to Loan and Security Agreement, dated June 29, 2015, among the Company, the Subsidiaries,1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July, 2, 2015)

10.2

Term Loan Rider, dated June 29, 2015, among the Company, the Subsidiaries,1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July, 2, 2015)

10.3

Term Note, dated June 29, 2015, among the Company, the Subsidiaries,1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July, 2, 2015)

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