Form 10-Q
period 2015-09-30
BROADWIND ENERGY, INC.
filed 2015-10-29
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares of registrant’s common stock, par value $0.001, outstanding as of October  22,  2015: 14,738,425.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,743	$12,057
Short-term investments	—	8,024
Restricted cash	83	83
Accounts receivable, net of allowance for doubtful accounts of $103 and $81 as of September 30, 2015 and December 31, 2014, respectively	17,116	17,043
Inventories, net	34,087	31,144
Prepaid expenses and other current assets	1,477	1,587
Current assets held for sale	6,924	7,805
Total current assets	64,430	77,743
LONG-TERM ASSETS:
Property and equipment, net	53,558	58,529
Intangible assets, net	5,127	5,459
Other assets	352	414
Long-term assets held for sale	—	4,473
TOTAL ASSETS	$123,467	$146,618
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$4,945	$118
Current portions of capital lease obligations	595	767
Accounts payable	16,984	17,547
Accrued liabilities	8,265	9,260
Customer deposits	6,625	22,397
Current liabilities held for sale	2,193	1,579
Total current liabilities	39,607	51,668
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,600	2,646
Long-term capital lease obligations, net of current portions	—	426
Other	2,993	3,468
Long-term liabilities held for sale	—	30
Total long-term liabilities	5,593	6,570
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,012,362 and 14,844,307 shares issued as of September 30, 2015, and December 31, 2014, respectively	15	15
Treasury stock, at cost, 273,937 shares at September 30, 2015 and December 31, 2014, respectively	(1,842)	(1,842)
Additional paid-in capital	378,085	377,185
Accumulated deficit	(297,991)	(286,978)
Total stockholders’ equity	78,267	88,380
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,467	$146,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$49,791	$55,295	$161,583	$176,637
Cost of sales	46,960	51,118	147,507	156,483
Restructuring	—	164	—	952
Gross profit	2,831	4,013	14,076	19,202
OPERATING EXPENSES:
Selling, general and administrative	3,981	4,058	13,752	14,422
Intangible amortization	111	111	333	333
Regulatory settlement	—	816	—	1,566
Restructuring	874	114	874	222
Total operating expenses	4,966	5,099	14,959	16,543
Operating (loss) income	(2,135)	(1,086)	(883)	2,659
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(210)	(159)	(611)	(467)
Other, net	(64)	3	(36)	(10)
Gain on sale of assets and restructuring	—	119	—	119
Total other expense, net	(274)	(37)	(647)	(358)
Net (loss) income before (benefit) provision for income taxes	(2,409)	(1,123)	(1,530)	2,301
(Benefit) provision for income taxes	(26)	(24)	(11)	41
(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,383)	(1,099)	(1,519)	2,260
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX (INCLUDING IMPAIRMENT OF $4,450 RECORDED IN THE THREE MONTHS ENDED SEPTEMBER 30, 2015)	(5,230)	(715)	(9,494)	(3,256)
NET LOSS	$(7,613)	$(1,814)	$(11,013)	$(996)
NET LOSS PER COMMON SHARE—BASIC AND DILUTED:
(Loss) income from continuing operations	$(0.16)	$(0.07)	$(0.10)	$0.15
Loss from discontinued operations	(0.36)	(0.05)	(0.65)	(0.22)
Net loss	$(0.52)	$(0.12)	$(0.75)	$(0.07)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—Basic and diluted	14,708	14,792	14,656	14,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2013	14,627,990	$15	—	$—	$376,125	$(280,810)	$95,330
Stock issued for restricted stock	196,208	—	—	—	—	—	—
Stock issued under stock option plans	2,863	—	—	—	9	—	9
Stock issued under defined contribution 401(k) retirement savings plan	17,246	—	—	—	163	—	163
Stock repurchases under repurchase program	—	—	(273,937)	(1,842)	—	—	(1,842)
Share-based compensation	—	—	—	—	888	—	888
Net loss	—	—	—	—	—	(6,168)	(6,168)
BALANCE, December 31, 2014	14,844,307	$15	(273,937)	$(1,842)	$377,185	$(286,978)	$88,380
Stock issued for restricted stock	168,055	—	—	—	—	—	—
Share-based compensation	—	—	—	—	900	—	900
Net loss	—	—	—	—	—	(11,013)	(11,013)
BALANCE, September 30, 2015	15,012,362	$15	(273,937)	$(1,842)	$378,085	$(297,991)	$78,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,013)	$(996)
Loss from discontinued operations	(9,494)	(3,256)
(Loss) income from continuing operations	(1,519)	2,260
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	6,860	8,644
Impairment charges	38	—
Stock-based compensation	900	516
Allowance for doubtful accounts	55	97
Common stock issued under defined contribution 401(k) plan	—	163
Gain on disposal of assets	(110)	(101)
Changes in operating assets and liabilities:
Accounts receivable	(129)	(3,698)
Inventories	(2,943)	4,385
Prepaid expenses and other current assets	10	1,857
Accounts payable	(655)	(2,323)
Accrued liabilities	(995)	1,777
Customer deposits	(15,772)	(2,191)
Other non-current assets and liabilities	(468)	(376)
Net cash (used in) provided by operating activities of continued operations	(14,728)	11,010
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(1,884)	(13,340)
Sales of available for sale securities	5,083	994
Maturities of available for sale securities	4,825	2,655
Purchases of property and equipment	(2,282)	(5,385)
Proceeds from disposals of property and equipment	1,156	1,009
Net cash provided by (used in) investing activities of continued operations	6,898	(14,067)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	—	9
Payments on lines of credit and notes payable	(118,212)	—
Proceeds from lines of credit and notes payable	118,212	—
Proceeds from long-term debt	5,000	—
Payments on long-term debt	(119)	—
Principal payments on capital leases	(598)	(743)
Net cash provided by (used in) financing activities of continued operations	4,283	(734)
DISCONTINUED OPERATIONS:
Operating cash flows	(3,484)	(3,921)
Investing cash flows	(368)	(139)
Financing cash flows	(7)	(59)
Net cash used in discontinued operations (1)	(3,859)	(4,119)
Add: Cash balance of discontinued operations, beginning of period	93	185
Less: Cash balance of discontinued operations, end of period	1	38
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,314)	(7,763)
CASH AND CASH EQUIVALENTS, beginning of the period	12,057	24,751
CASH AND CASH EQUIVALENTS, end of the period	$4,743	$16,988
Supplemental cash flow information:
Interest paid	$647	$434
Income taxes paid	$35	$32
Non-cash investing and financing activities:
Issuance of restricted stock grants	$900	$338
Common stock issued under defined contribution 401(k) plan	$—	$163
(1)	Does not include intercompany financing of $3,767 and $3,972 for the nine months ended September 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. (the “Company”) and its wholly-owned subsidiaries Broadwind Towers, Inc. (“Broadwind Towers”) and Brad Foote Gear Works, Inc. (“Brad Foote”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2015. The December 31, 2014 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the condensed consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In September 2015, the Company’s Board of Directors (the “Board”) approved a plan to divest or otherwise exit the Company’s Services segment; consequently, this segment is now reported as a discontinued operation and the Company has revised its segment presentation to include two reportable operating segments: Towers and Weldments and Gearing. All current and prior period financial results have been revised to reflect these changes. See Note 14, “Segment Reporting” of these consolidated financial statements for further discussion of reportable segments.

There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2015 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Company Description

Through its subsidiaries, the Company provides technologically advanced high-value products to energy, mining and infrastructure sector customers, primarily in the United States (the “U.S.”). The Company’s most significant presence is within the U.S. wind energy industry, although the Company has diversified into other industrial markets in order to improve its capacity utilization and reduce its exposure to uncertainty related to favorable governmental policies currently supporting the U.S. wind energy industry. For the first nine months of 2015, 80% of the Company’s revenue was derived from sales associated with new wind turbine installations.

The Company’s product portfolio provides its wind energy customers, including wind turbine manufacturers, with access to a broad array of component offerings. Outside of the wind energy market, the Company provides precision gearing and specialty weldments to a broad range of industrial customers for oil and gas, mining, wind energy and other industrial applications.

Please refer to Note 17, “Restructuring” of these condensed consolidated financial statements for a discussion of the restructuring plan which the Company initiated in the third quarter of 2011. The Company has incurred a total of approximately $14,000 of net costs to implement this restructuring plan.

Liquidity

The Company meets its short term liquidity needs through cash generated from operations, through its available cash balances and through the Credit Facility (as defined below). The Company uses the Credit Facility from time to time to fund temporary increases in working capital, and believes the Credit Facility, together with the operating cash generated by the business, will be sufficient to meet all cash obligations for the next twelve months.

On August 23, 2012, the Company established a $20,000 secured revolving line of credit (the “Credit Facility”) with AloStar Bank of Commerce (“AloStar”). On June 29, 2015, the Credit Facility was amended to extend the maturity date, modify the applicable interest rate minimum quarterly interest charges and convert $5,000 of the original Credit Facility amount into a term loan (the “Term Loan”). The Credit Facility and the Term Loan each mature on August 31, 2016.

Under the terms of the Credit Facility, AloStar will advance funds when requested up to the level of the Company’s borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Under the Credit Facility, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance. As of September 30, 2015, cash and cash equivalents and short-term investments totaled $4,743, a decrease of $15,338 from December 31, 2014, and $0 was outstanding under the Credit Facility. The Company had the ability to borrow up to $12,500 under the Credit Facility as of September 30, 2015.

In connection with the Credit Facility, the Company entered into a Loan and Security Agreement with AloStar dated August 23, 2012 (as amended, the “Loan Agreement”). The Loan Agreement contains customary representations and warranties. It also contains a requirement that the Company, on a consolidated basis, maintain a minimum monthly fixed charge coverage ratio (the “Fixed Charge Coverage Ratio Covenant”) and minimum monthly earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (“Adjusted EBITDA Covenant”), along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications.  As of September 30, 2015, the Company was not in compliance with the Adjusted EBITDA Covenant.  Consequently, an Eighth Amendment to Loan and Security Agreement and Waiver was executed on October 16, 2015 (the “Eighth Amendment”), which waived the Company’s compliance with all covenants as of September 30, 2015, amended the Adjusted EBITDA Covenant going forward and provided that the Fixed Charge Coverage Ratio Covenant would be recalculated for future periods commencing with the quarter ending March 31, 2016.

The Company is considering renewal of the Credit Facility and other financing alternatives in anticipation of the scheduled expiration of the Credit Facility and the Term Loan on August 31, 2016. As of September 30, 2015, there was no outstanding indebtedness under the Credit Facility, the Company had the ability to borrow up to $12,500 thereunder and the per annum interest rate thereunder was 4.25%.  Also as of September 30, 2015, there was $4,881 in outstanding indebtedness under the Term Loan.

The significant reduction in cash and cash equivalents as of September 30, 2015, when compared to levels at December 31, 2014, was due to the Company fulfilling customers’ orders for which the Company had previously received deposits, reducing customer deposits by $15,772 since December 31, 2014. Upon fulfilling the orders, the Company has been able to recognize the cash from the deposits as revenue. The spike in inventory levels experienced early in 2015 has substantially reversed; net inventory of $34,087 as of September 30, 2015 is $2,943 higher than at December 31, 2014, but $5,349 lower than at June 30, 2015.

Total debt and capital lease obligations at September 30, 2015 totaled $8,140, and the Company is obligated to make principal payments under the outstanding debt totaling $4,945 over the next twelve months.

Since its inception, the Company has continuously incurred annual operating losses. The Company anticipates that current cash resources, amounts available under the Credit Facility, and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. If assumptions regarding the Company’s production, sales and subsequent collections from several of the Company’s large customers, as well as customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company’s operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could lose access to the Credit Facility. This could limit the Company’s operational flexibility or require a delay in making planned investments. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash available to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, or that credit facilities will be available in an amount sufficient to enable the Company to meet these financial obligations.

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic earnings per share calculation:
Net loss	$(7,613)	$(1,814)	$(11,013)	$(996)
Weighted average number of common shares outstanding	14,707,994	14,791,811	14,656,471	14,728,379
Basic net loss per share	$(0.52)	$(0.12)	$(0.75)	$(0.07)
Diluted earnings per share calculation:
Net loss	$(7,613)	$(1,814)	$(11,013)	$(996)
Weighted average number of common shares outstanding	14,707,994	14,791,811	14,656,471	14,728,379
Common stock equivalents:
Stock options and non-vested stock awards	—	—	—	—
Weighted average number of common shares outstanding	14,707,994	14,791,811	14,656,471	14,728,379
Diluted net loss per share	$(0.52)	$(0.12)	$(0.75)	$(0.07)

NOTE 3 — DISCONTINUED OPERATIONS

The Company’s Services segment has had substantial continued operating losses for several years, due to operating issues and an increasingly competitive environment due in part to increased in-sourcing of service functions by customers. In July, 2015 the Board directed management to evaluate potential strategic alternatives with respect to the Services segment. In September, 2015 the Board authorized management to sell substantially all of the assets of the Services segment to one or more third-party purchasers, and thereafter to liquidate or otherwise dispose of any such assets remaining unsold. The Company began negotiations to sell substantially all the assets of the Services segment in the third quarter of 2015. Negotiations are continuing with a number of interested third parties, and the Company expects to dispose of the related assets and wind down the business by the end of calendar year 2015. The exit of this business is a strategic shift that has had a major effect on the Company.

During the third quarter of 2015, the Company reclassified the related assets and liabilities of the Services segment as held for sale, and recorded an asset impairment charge of approximately $4,450 to reduce the carrying value of the net assets held for sale to estimated fair value. The impairment charge is included in “Loss before benefit for income taxes” in “Results of Discontinued Operations.”

Results of Discontinued Operations

Results of operations for the Services segment, which are reflected as discontinued operations in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$3,011	$5,025	$7,634	$10,945
Cost of sales	(3,385)	(5,179)	(11,280)	(12,564)
Selling, general and administrative	(405)	(569)	(1,502)	(1,743)
Interest expense, net	(1)	(17)	(36)	(53)
Other income and expense items	—	25	140	159
Impairment of held for sale assets and liabilities	(4,450)	—	(4,450)	—
Loss from discontinued operations before benefit for income taxes	$(5,230)	$(715)	$(9,494)	$(3,256)

Assets and Liabilities Held for Sale

Assets and liabilities classified as held for sale in the Company’s consolidated balance sheets as of September 30, 2015 and December 31, 2014 includes the following:

	September 30,	December 31,
	2015	2014
Assets:
Accounts receivable, net	$1,932	$2,969
Inventories, net	4,054	3,777
Prepaid expenses and other current assets	142	321
Property and equipment, net	3,819	4,423
Other assets	29	50
Assets Held For Sale Related To Discontinued Operations	9,976	11,540
Impairment of discontinued assets held for sale	(4,450)	—
Total Assets Held For Sale Related To Discontinued Operations	$5,526	$11,540
Liabilities:
Current maturities of long-term debt	$—	$140
Accounts payable	545	914
Accrued liabilities	517	293
Customer deposits and other current obligations	184	232
Long-term debt, net of current maturities	—	5
Other long-term liabilities	19	25
Total Liabilities Held For Sale Related To Discontinued Operations	$1,265	$1,609

NOTE 4 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. Marketable investments with original maturities between three and twelve months are recorded as short-term investments. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company’s condensed consolidated statements of operations. As of September 30, 2015 and December 31, 2014, cash and cash equivalents totaled $4,743 and $12,057, respectively, and short-term investments totaled $0 and $8,024, respectively. The components of cash and cash equivalents and short-term investments as of September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30,	December 31,
	2015	2014
Cash and cash equivalents:
Cash	$4,743	$8,652
Money market funds	—	876
Municipal bonds	—	2,529
Total cash and cash equivalents	4,743	12,057
Short-term investments (available-for-sale):
Municipal bonds	—	8,024
Total cash and cash equivalents and short-term investments	$4,743	$20,081

The significant decrease in cash and cash equivalents and short-term investments is primarily attributable to the need to fund net losses and increased net working capital, primarily due to reduced customer deposits. During the first nine months of 2015, the Company has been fulfilling customers’ orders for which the Company had previously received deposits, reducing levels of customer deposits for production in process by $15,772 since December 31, 2014. Upon fulfilling the orders, the Company has been able to recognize the cash from the deposits as revenue.

NOTE 5 — INVENTORIES

The components of inventories as of September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30,	December 31,
	2015	2014
Raw materials	$22,310	$21,385
Work-in-process	11,986	8,554
Finished goods	1,852	2,972
	36,148	32,911
Less: Reserve for excess and obsolete inventory	(2,061)	(1,767)
Net inventories	$34,087	$31,144

The increase in inventory is primarily attributable to the Towers and Weldments segment, where inventories rose $4,200 between December 31, 2014 and September 30, 2015.

NOTE 6 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed during 2007. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. The Company tests intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the third quarter of 2015, the Company identified triggering events associated with Brad Foote’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets. Based upon the Company’s assessment, the recoverable amount was in excess of the carrying amount of the intangible assets, and no impairment to these assets was indicated as of September 30, 2015.

As of September 30, 2015 and December 31, 2014, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	September 30, 2015				December 31, 2014
				Weighted				Weighted
			Net	Average			Net	Average
	Cost	Accumulated	Book	Amortization	Cost	Accumulated	Book	Amortization
	Basis	Amortization	Value	Period	Basis	Amortization	Value	Period
Intangible assets:
Customer relationships	$3,979	$(3,671)	$308	7.2	$3,979	$(3,639)	$340	7.2
Trade names	7,999	(3,180)	4,819	20.0	7,999	(2,880)	5,119	20.0
Intangible assets	$11,978	$(6,851)	$5,127	15.8	$11,978	$(6,519)	$5,459	15.8

As of September 30, 2015, estimated future amortization expense is as follows:

2015	$111
2016	444
2017	444
2018	444
2019	444
2020 and thereafter	3,240
Total	$5,127

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
Accrued payroll and benefits	$3,460	$3,213
Accrued property taxes	594	86
Income taxes payable	192	198
Accrued professional fees	165	126
Accrued warranty liability	623	1,054
Accrued regulatory settlement	500	2,066
Accrued environmental reserve	1,310	513
Accrued self-insurance reserve	1,256	1,411
Accrued other	165	593
Total accrued liabilities	$8,265	$9,260

The accrued regulatory settlement includes $500 for the current portion of the environmental regulatory settlement recorded in 2013; this accrual is $1,556 lower due to paying the securities regulatory settlement during the nine months ended September 30, 2015.

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
Term loans and notes payable	$7,545	$2,764
Less: Current portion	(4,945)	(118)
Long-term debt, net of current maturities	$2,600	$2,646

Credit Facilities

AloStar Credit Facility

On August 23, 2012, the Company established the Credit Facility with AloStar. On June 29, 2015, the Credit Facility was amended to extend the maturity date one additional year, modify the applicable interest rate and minimum quarterly interest charges and convert $5,000 of the original Credit Facility amount into the Term Loan. The Credit Facility and the Term Loan each mature on August 31, 2016.

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

In connection with the Credit Facility, the Company entered into the Loan Agreement. The Loan Agreement contains customary representations and warranties. It also contains a requirement that the Company, on a consolidated basis, comply with the Fixed Charge Coverage Ratio Covenant and the Adjusted EBITDA Covenant, along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications. As of

September 30, 2015, the Company was not in compliance with the Adjusted EBITDA Covenant. Consequently, the Eighth Amendment was executed on October 16, 2015, which waived the Company’s compliance with all covenants as of September 30, 2015, amended the Adjusted EBITDA Covenant going forward and provided that the Fixed Charge Coverage Ratio Covenant would be recalculated for future periods commencing with the quarter ending March 31, 2016.

The obligations under the Loan Agreement are secured by, subject to certain exclusions, (i) a first priority security interest in all of the accounts receivable, inventory, chattel paper, payment intangibles, cash and cash equivalents and other working capital assets and stock or other equity interests in the Company’s subsidiaries, and (ii) a first priority security interest in all of Brad Foote’s equipment.

The Company is considering renewal of the Credit Facility and other financing alternatives in anticipation of the scheduled expiration of the Credit Facility and the Term Loan on August 31, 2016. As of September 30, 2015, there was no outstanding indebtedness under the Credit Facility, the Company had the ability to borrow up to $12,500 thereunder, the per annum interest rate thereunder was 4.25%, and there was $4,881 in outstanding indebtedness under the Term Loan.

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

The following tables represent the fair values of the Company’s financial assets as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Gearing equipment	$—	$—	$698	$698
Clintonville, WI facility	—	—	700	700
Gearing Cicero Ave. facility	—	—	560	560
Services assets	—	—	5,526	5,526
Total assets at fair value	$—	$—	$7,484	$7,484

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Municipal bonds and money market funds	$—	$11,429	$—	$11,429
Assets measured on a nonrecurring basis:
Clintonville, WI facility	—	—	738	738
Gearing Cicero Ave. facility	—	—	560	560
Services assets	—	—	11,540	11,540
Total assets at fair value	$—	$11,429	$12,838	$24,267

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

Due to the Company’s operating losses within Brad Foote in the first three quarters of 2015 combined with its history of continued operating losses, the Company continues to evaluate the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company’s September 30, 2015 assessment, the recoverable amount of undiscounted cash flows based upon the Company’s most recent projections substantially exceeded the carrying amount of invested capital for the Gearing segment and no impairment to these assets was indicated.

Following the Board’s approval of a plan to divest the Company’s Services segment, the Company has been able to evaluate the value of the segment’s assets on the open market; therefore, the Company has utilized this measurement to determine the fair value of the Services segment assets.

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of September 30, 2015, the Company had no net deferred income taxes due to the full recorded valuation allowance. During the nine months ended September 30, 2015, the Company recorded a provision for income taxes of ($11) compared to a provision for income taxes of $41 during the nine months ended September 30, 2014.

The Company files income tax returns in U.S. federal and state jurisdictions. As of September 30, 2015, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2014, the Company had net operating loss (“NOL”) carryforwards of $173,823 expiring in various years through 2034.

It is reasonably possible that unrecognized tax benefits will decrease by up to approximately $74 as a result of the expiration of the applicable statutes of limitations within the next twelve months. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), generally imposes an annual limitation on the amount of NOL carryforwards and associated built-in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company’s ability to utilize NOL carryforwards and built-in losses may be limited, under this section or otherwise, by the Company’s issuance of common stock or by other changes in stock ownership. Upon completion of the Company’s analysis of IRC Section 382, the Company has determined that aggregate changes in stock ownership have triggered an annual limitation on NOL carryforwards and built-in losses available for utilization. To the extent the Company’s use of NOL carryforwards and associated built-in losses is significantly limited in the future due to additional changes in stock ownership, the Company’s income could be subject to U.S. corporate income tax earlier than it would be if the Company were able to use NOL carryforwards and built-in losses without such limitation, which could result in lower profits and the loss of benefits from these attributes.

The Company announced on February 13, 2013, that the Board had adopted a Stockholder Rights Plan (the “Rights Plan”) for a three-year period designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under IRC Section 382. The Rights Plan is intended to act as a deterrent to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.9% or more of the Company’s common stock and thereby triggering a further limitation of the Company’s available NOL carryforwards. In connection with the adoption of the Rights Plan, the Board declared a non‑taxable dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock to the Company’s stockholders of record as of the close of business on February 22, 2013. Each Right entitles its holder to purchase from the Company one one‑thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $14.00 per Right, subject to adjustment. As a result of the Rights Plan, any person or group that acquires beneficial ownership of 4.9% or more of the Company’s common stock without the approval of the Board would be subject to significant dilution in the ownership interest of that person or group. Stockholders who owned 4.9% or more of the outstanding shares of the Company’s common stock as of February 12, 2013 will not trigger the preferred share purchase rights unless they acquire additional shares. The Rights Plan was subsequently approved by the Company’s stockholders at the Company’s 2013 Annual Meeting of Stockholders.

As of September 30, 2015, the Company had $155 of unrecognized tax benefits, all of which would have a favorable impact on income tax expense. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had accrued interest and penalties of $93 as of September 30, 2015. As of December 31, 2014, the Company had unrecognized tax benefits of $199, of which $118 represented accrued interest and penalties.

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

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. As of September 30, 2015, the Company had reserved 57,783 shares for issuance upon the exercise of stock options outstanding and no shares for issuance upon the vesting of restricted stock unit (“RSU”) awards outstanding. As of September 30, 2015, 253,659 shares of common stock reserved for stock options and RSU awards under the 2007 EIP had been issued in the form of common stock.

2012 Equity Incentive Plan

The Company has granted incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2012 Equity Incentive Plan (the “2012 EIP”), which was approved by the Board in March 2012 and by the Company’s stockholders in May 2012.

The 2012 EIP reserved 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of September 30, 2015, the Company had reserved 100,935 shares for issuance upon the exercise of stock options outstanding and 350,453 shares for issuance upon the vesting of RSU awards outstanding. As of September 30, 2015, 468,158 shares of common stock reserved for stock options and RSU awards under the 2012 EIP had been issued in the form of common stock.

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

The 2015 EIP reserves 1,100,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of September 30, 2015, the Company had reserved 164,398 shares for issuance upon the vesting of RSU awards outstanding. As of September 30, 2015, no shares of common stock reserved for RSU awards under the 2015 EIP had been issued in the form of common stock.

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

The following table summarizes stock option activity during the nine months ended September 30, 2015 under the Equity Incentive Plans, as follows:

		Weighted Average
	Options	Exercise Price
Outstanding as of December 31, 2014	158,718	$16.64
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding as of September 30, 2015	158,718	$16.64
Exercisable as of September 30, 2015	133,483	$19.15

The following table summarizes RSU activity during the nine months ended September 30, 2015 under the Equity Incentive Plans, as follows:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Outstanding as of December 31, 2014	515,038	$5.78
Granted	319,285	$4.55
Vested	(238,287)	$5.53
Forfeited	(81,185)	$6.13
Outstanding as of September 30, 2015	514,851	$5.07

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of the price of the Company’s stock over the expected life of the awards and actual and projected stock option exercise behavior. There were no stock options granted during the nine months ended September 30, 2015.

The Company utilized a forfeiture rate of 25% during the nine months ended September 30, 2015 and 2014 for estimating the forfeitures of stock compensation granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014, as follows:

	Nine Months Ended September 30,
	2015	2014
Share-based compensation expense:
Cost of sales	$105	$78
Selling, general and administrative	795	419
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$900	$497
Reduction in earnings per share:
Basic and diluted earnings per share	$0.06	$0.03

(1)

Income tax benefit is not illustrated because the Company is currently in a full tax valuation allowance position and an actual income tax benefit was not realized for the nine months ended September 30, 2015 and 2014. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

As of September 30, 2015, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and RSUs, in the amount of approximately $1,828 will be recognized through 2018. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

NOTE 12 — LEGAL PROCEEDINGS

The Company is party to a variety of legal proceedings that arise in the normal course of its business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect, individually or in the aggregate, on the Company’s results of operations, financial condition or cash flows. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations, financial condition or cash flows. It is possible that if one or more of such matters were decided against the Company, the effects could be material to the Company’s results of operations in the period in which the Company would be required to record or adjust the related liability and could also be material to the Company’s financial condition and cash flows in the periods the Company would be required to pay such liability.

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

In May 2014, the Financial Accounting Standards Board issued ASU 2014‑09, Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company will adopt the provisions of ASU 2014‑09 for the fiscal year beginning January 1, 2018, and is currently evaluating the impact on its condensed consolidated financial statements.

NOTE 14 — SEGMENT REPORTING

The Company is organized into reporting segments based on the nature of the products and services offered and business activities from which it earns revenues and incurs expenses for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision maker. In September 2015, the Board approved a plan to divest or otherwise exit the Company’s Services segment; consequently, this segment is now reported as a discontinued operation and the Company has revised its segment presentation to include two reportable operating segments: Towers and Weldments, and Gearing. All current and prior period financial results have been revised to reflect these changes. The Company’s segments and their product and service offerings are summarized below:

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

Summary financial information by reportable segment for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2015
Revenues from external customers	$42,865	$6,926	$—	$—	$49,791
Intersegment revenues (1)	78	258	—	(336)	—
Operating profit (loss)	2,235	(2,646)	(1,724)	—	(2,135)
Depreciation and amortization	1,132	1,216	52	—	2,400
Capital expenditures	812	134	9	—	955

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2014
Revenues from external customers	$45,028	$10,267	$—	$—	$55,295
Intersegment revenues (1)	72	67	—	(139)	—
Operating profit (loss)	3,352	(2,294)	(2,146)	2	(1,086)
Depreciation and amortization	1,061	1,906	32	—	2,999
Capital expenditures	553	358	57	—	968

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2015
Revenues from external customers	$138,657	$22,926	$—	$—	$161,583
Intersegment revenues (2)	346	832	—	(1,178)	—
Operating profit (loss)	10,525	(5,380)	(6,033)	5	(883)
Depreciation and amortization	2,961	3,757	142	—	6,860
Capital expenditures	1,599	588	96	—	2,283

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2014
Revenues from external customers	$145,955	$30,682	$—	$—	$176,637
Intersegment revenues (2)	329	851	—	(1,180)	—
Operating profit (loss)	17,523	(7,059)	(7,802)	(3)	2,659
Depreciation and amortization	3,052	5,512	80	—	8,644
Capital expenditures	3,664	1,334	387	—	5,385

	Total Assets as of
	September 30,	December 31,
Segments:	2015	2014
Towers and Weldments	$51,403	$50,692
Gearing	43,516	50,238
Assets held for sale	6,924	12,278
Corporate	289,994	297,097
Eliminations	(268,370)	(263,687)
	$123,467	$146,618

(1)	Intersegment revenues primarily consist of sales from Gearing to Services. Sales from Gearing to Services totaled $258 and $67 for the three months ended September 30, 2015 and 2014, respectively.

(2)  Intersegment revenues primarily consist of sales from Gearing to Services. Sales from Gearing to Services totaled

      $832 and $851 for the nine months ended September 30, 2015 and 2014, respectively.

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

In connection with the Company’s restructuring initiatives, during the third quarter of 2012, the Company identified a liability associated with the planned sale of one of Brad Foote’s facilities located in Cicero, Illinois (the “Cicero Avenue Facility”). The liability is associated with environmental remediation costs that were identified while preparing the site for sale. During 2013, the Company applied for and was accepted into the Illinois Environmental Protection Agency (“IEPA”) voluntary site remediation program. In the first quarter of 2014, the Company completed a comprehensive review of remedial options for the Cicero Avenue Facility and selected a preferred remediation technology. As part of the voluntary site remediation program, the Company submitted a plan to the IEPA for approval to conduct a pilot study to test the effectiveness of the selected remediation technology. On July 23, 2014, the Company received comments from the IEPA regarding the proposed site remediation plan. The Company provided additional information to the IEPA in response to those comments, and determined that no change to the remediation plan or the financial reserve was needed at that time.  The Company subsequently obtained additional information regarding potential remediation options and modified the remediation plan, which caused an increase in the estimated cost of remediation and resulted in the Company increasing its reserve associated with this matter by $874. The Company is currently reviewing these options and will continue to reevaluate its remediation activities and the reserve balance associated with this matter as additional information is obtained. As of September 30, 2015, the accrual balance associated with this matter totaled $1,310.

Warranty Liability

The Company provides warranty terms that range from one to five years for various products supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of September 30, 2015 and 2014, estimated product warranty liability was $623 and $710, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the nine months ended September 30, 2015 and 2014 were as follows:

	For the Nine Months Ended September 30,
	2015	2014
Balance, beginning of period	$1,054	$396
Addition to (reduction of) warranty reserve	(60)	408
Warranty claims	(371)	(94)
Balance, end of period	$623	$710

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the nine months ended September 30, 2015 and 2014 consisted of the following:

	For the Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$81	$16
Bad debt expense	76	104
Write-offs	(54)	(8)
Balance at end of period	$103	$112

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of September 30, 2015.

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, the Company began to self-insure for its workers’ compensation liabilities, including reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. The Company takes into account claims incurred but not reported when determining its workers’ compensation reserves. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of September 30, 2015, the Company had $1,256 accrued for self-insured workers’ compensation liabilities.

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

See Note 16, “New Markets Tax Credit Transaction” of these consolidated financial statements for a discussion of a strategic financing transaction (the “NMTC Transaction”) which originally related to our drivetrain service center in in Abilene, Texas (the “Abilene Gearbox Facility”), and was amended in August 2015 to also include the activities of the Company’s heavy industries business conducted in the same building in Abilene, Texas (the “Abilene Heavy Industries Facility”).   The Abilene Gearbox Facility, focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing. The Abilene Heavy Industries Facility focuses on heavy weldment fabrication for industries including those related to compressed natural gas distribution. Pursuant to the NMTC Transaction, the gross loan and investment in the Abilene Heavy Industries Facility and the Abilene Gearbox Facility of $10,000 is expected to generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One, National Association (“Capital One”). The Abilene Heavy Industries Facility and the Abilene Gearbox Facility must operate and be in compliance with the terms and conditions of the NMTC Transaction during the seven-year compliance period, or the Company may be liable for the recapture of $3,900 in tax credits to which

Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with the NMTC Transaction.

NOTE 16 — NEW MARKETS TAX CREDIT TRANSACTION

On July 20, 2011, the Company executed the NMTC Transaction, which was amended on August 24, 2015, involving the following third parties: AMCREF Fund VII, LLC (“AMCREF”), a registered community development entity; COCRF Investor VIII, LLC (“COCRF”); and Capital One. The NMTC Transaction allows the Company to receive below market interest rate funds through the federal New Markets Tax Credit (“NMTC”) program. The Company received $2,280 in proceeds via the NMTC Transaction. The NMTC Transaction qualifies under the NMTC program and included a gross loan from AMCREF to the Company’s wholly-owned subsidiary Broadwind Services, LLC in the principal amount of $10,000, with a term of fifteen years and interest payable at the rate of 1.4% per annum, largely offset by a gross loan in the principal amount of $7,720 from the Company to COCRF, with a term of fifteen years and interest payable at the rate of 2.5% per annum. The August 2015 amendment did not change the financial terms of the NMTC Transaction, but did add the activities and assets of the Abilene Heavy Industries Facility to the NMTC Transaction and allows for the possible sale of the Abilene Gearbox Facility provided that the proceeds of such sale are re-invested in the Abilene Heavy Industries Facility.

The NMTC regulations permit taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities. The NMTC Transaction could generate $3,900 in tax credits, which the Company has made available under the structure by passing them through to Capital One. The proceeds have been applied to the Company’s investment in the Abilene Gearbox Facility assets and operating costs and to the newly added assets of the Abilene Heavy Industries Facility, as permitted under the amended NMTC program.

The Abilene Heavy Industries Facility and the Abilene Gearbox Facility must operate and be in compliance with various regulations and restrictions through September 2018, the end of the seven-year compliance period, to comply with the terms of the NMTC Transaction, or the Company may be liable under its indemnification agreement with Capital One for the recapture of tax credits. In the event the Company does not comply with these regulations and restrictions, the NMTC program tax credits may be subject to 100% recapture for a period of seven years as provided in the IRC. The Company does not anticipate that any tax credit recapture events will occur or that it will be required to make any payments to Capital One under the indemnification agreement.

The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company’s condensed consolidated balance sheet as of September 30, 2015. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest in the third quarter of 2018. Capital One may exercise an option to put its investment and receive $130 from the Company at that time. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company expects that Capital One will exercise the put option at the end of the tax credit recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

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

The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One’s net contribution of $2,600 is included in Long Term Debt, Net of Current Maturities in the condensed consolidated balance sheet as of September 30, 2015. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred.

NOTE 17 — RESTRUCTURING

The Company’s total net restructuring charges incurred to date are detailed below:

	2011	2012	2013	2014	2015	Total
	Actual	Actual	Actual	Actual	Actual (1)	Incurred
Restructuring charges:
Capital expenditures	$5	$2,596	$2,352	$674	$—	$5,627
Gain on sale of Brandon, SD Facility	—	—	(3,585)	—	—	(3,585)
Accelerated depreciation	—	819	898	—	—	1,717
Severance	430	—	435	—	—	865
Impairment charges	—	—	2,365	—	—	2,365
Moving and other exit-related costs	439	1,354	2,866	1,479	874	7,012
Total	$874	$4,769	$5,331	$2,153	$874	$14,001

(1)	The 2015 Actual column includes actual expenses for the nine months ended September 30, 2015.

During the third quarter of 2011, the Company conducted a review of its business strategies and product plans based on the business and industry outlook, and concluded that its manufacturing footprint and fixed cost base were excessive for its medium-term needs. A plan was developed to reduce the Company’s facility footprint by approximately 40% through the sale and/or closure of facilities comprising a total of approximately 600,000 square feet. To date, the Company has reduced its leased presence at six facilities and achieved a reduction of approximately 400,000 square feet. Two remaining properties, the Clintonville Facility and the Cicero Avenue Facility, have been vacated and are being marketed for sale. The Company believes its remaining locations will be sufficient to support its current business activities, while allowing for growth for the next several years. In the third quarter of 2012, the Company identified a $352 liability associated with the planned sale of the Cicero Avenue Facility. The Company further adjusted the liability by recording an additional $258 charge in the fourth quarter of 2013 and an additional $874 in the current quarter ending September 30, 2015. The liability is associated with environmental remediation costs that were originally identified while preparing the site for sale. See the “Environmental Compliance and Remediation Liabilities” section of Note 15, “Commitments and Contingencies” of these consolidated financial statements. The expenses associated with this liability have been recorded as restructuring charges, and as of September 30, 2015, the accrual balance remaining is $1,310.

As of December 31, 2014, the Company had completed the expenditures relating to its restructuring plan, with the exception of the new information on the environmental remediation of the Cicero Avenue Facility that resulted in additional expense of $874 recorded during the current quarter. The Company incurred total costs of approximately $14,000, net of a $3,585 gain on the sale of an idle tower plant in Brandon, South Dakota. The Company’s restructuring charges generally include costs to close or exit facilities, costs to move equipment, the related costs of building infrastructure for moved equipment and employee related costs. Of the total restructuring costs incurred, a total of approximately $4,800 consists of non‑cash charges.

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

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

Third Quarter Overview

In September 2015, our Board of Directors (the “Board”) approved a plan to divest or otherwise exit our Services segment; consequently, this segment is now reported as a discontinued operation and we have revised our segment presentation to include two reportable operating segments: Towers and Weldments, and Gearing. All current and prior period financial results have been revised to reflect these changes. In addition to amounts recorded in the third quarter of 2015, we estimate that additional future one-time termination costs will range from $200 to $500.

We recognized sales of $49,800 for the third quarter of 2015, a 10% decrease compared to $55,300 in the third quarter of 2014. The decrease reflects lower sales in Gearing of $3,200 and in Towers and Weldments of $2,200. The Towers and Weldments segment revenues decrease of $2,200 on similar volumes was due to the absence of a greater mix of larger, more complex towers sold in the third quarter of 2014. Gearing revenues were down sharply by $3,200 or 30%, with a substantial portion of the decline driven by a 66% decrease in sales to oil and gas and mining industry customers, partially offset by increased revenues from wind energy customers. We reported  a net loss of $7,600 or $.52 per share in the third quarter of 2015, compared to net loss of $1,800 or $.12 per diluted share in the third quarter of 2014. The $.40 per share decline was due a $.31 per share loss from discontinued operations which includes a current period impairment charge, and a $.09 per share increased loss from continuing operations. The increased loss from continuing operations was due primarily to weaker Towers and Weldments segment results due to a lower margin mix of tower sales in the third quarter of 2015 and lower Gearing segment volumes related to the weak oil and gas and mining markets. Additionally, we recorded a $900 environmental charge as described further below. These adverse factors were partly offset by lower Corporate expenses and the absence of an $800 regulatory settlement charge in the prior-year third quarter.

We booked $12,200 in new orders in the third quarter of 2015, down sharply from orders of $60,800 in the prior-year third quarter; orders for the nine months ended September 30, 2015 were $88,800, down 4% from $92,100 in the nine months ended September 30, 2014. The decrease in the third quarter was due to the timing of receipt of tower orders, which vary considerably from quarter to quarter. The wind energy market continues to be strong; however, we are seeing increasing competition in the domestic wind tower market, and uncertainty surrounding the possible extension of the federal Production Tax Credit subsidy beyond 2016. We continue to see weakness in orders from oil and gas and mining customers, affecting both our Gearing segment and our industrial weldments product line within our Towers and Weldments segment.

As a result of weakness in these markets, we have taken a number of cost reduction actions, including idling two facilities, reducing headcount and eliminating positions totaling approximately 9% of our workforce. We have also consolidated our industrial weldment production into our Abilene, Texas location, and have reduced capital and discretionary spending in all areas. We plan to continue to actively monitor these markets and our spending.

We use our Credit Facility (as defined below) from time to time to fund temporary increases in working capital, and believe that our Credit Facility, together with the operating cash generated by the business, is sufficient to meet all cash obligations over the next twelve months.  For a further discussion of our capital resources and liquidity, including a description of recent amendments and waivers under our Credit Facility, please see the discussion under “Liquidity, Financial Position and Capital Resources” below.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

	Three Months Ended September 30,				2015 vs. 2014
		% of Total		% of Total
	2015	Revenue	2014	Revenue	$ Change	% Change
Revenues	$49,791	100.0%	$55,295	100.0%	$(5,504)	(10.0)%
Cost of sales	46,960	94.3%	51,118	92.4%	(4,158)	(8.1)%
Restructuring costs	—	—%	164	0.3%	(164)	(100.0)%
Gross profit	2,831	5.7%	4,013	7.3%	(1,182)	(29.5)%
Operating expenses
Selling, general and administrative expenses	3,981	8.0%	4,058	7.3%	(77)	(1.9)%
Intangible amortization	111	0.2%	111	0.2%	—	—%
Regulatory settlement	—	—%	816	1.5%	(816)	(100.0)%
Restructuring costs	874	1.8%	114	0.2%	760	NM
Total operating expenses	4,966	10.0%	5,099	9.2%	(133)	(2.6)%
Operating loss	(2,135)	(4.3)%	(1,086)	(1.9)%	(1,049)	(96.6)%
Other expense
Interest expense, net	(210)	(0.4)%	(159)	(0.3)%	(51)	(32.1)%
Other, net	(64)	(0.1)%	3	—%	(67)	NM
Gain on sale of assets and restructuring	—	—%	119	0.2%	(119)	(100.0)%
Total other expense, net	(274)	(0.5)%	(37)	(0.1)%	(237)	NM
Net loss before (benefit) provision for income taxes	(2,409)	(4.8)%	(1,123)	(2.0)%	(1,286)	(114.5)%
Benefit for income taxes	(26)	(0.1)%	(24)	—%	(2)	(8.3)%
Loss from continuing operations	(2,383)	(4.7)%	(1,099)	(2.0)%	(1,284)	(116.8)%
Loss from discontinued operations, net of tax	(5,230)	(10.5)%	(715)	(1.3)%	(4,515)	NM
Net loss	$(7,613)	(15.2)%	$(1,814)	(3.3)%	$(5,799)	NM

Consolidated

Revenues decreased by $5,504 from $55,295 during the three months ended September 30, 2014, to $49,791 during the three months ended September 30, 2015. The decrease reflects decreases both in Gearing and in Towers and Weldments. Towers and Weldments segment revenues decreased by $2,157 on similar volumes due to the absence of a greater mix of larger, more complex towers sold in the third quarter of 2014. Gearing revenues were down sharply by $3,150 or 30%, with a substantial portion of dollar declines driven by a 66% decrease in sales to oil and gas and mining industry customers, partially offset by increased revenues from wind energy customers.

Gross profit decreased by $1,182, from $4,013 during the three months ended September 30, 2014, to $2,831 during the three months ended September 30, 2015. The decrease in gross profit was attributable to weaker Towers and Weldments segment results due to a lower margin mix of tower sales in the current year quarter and lower Gearing segment volumes related to the weak oil and gas and mining markets. As a result, our total gross margin decreased from 7.3% during the three months ended September 30, 2014, to 5.7% during the three months ended September 30, 2015.

Operating expenses decreased by $133, from $5,099 during the three months ended September 30, 2014, to $4,966 during the three months ended September 30, 2015. The decrease was attributable to the absence of a $816 regulatory settlement charge incurred in the prior-year third quarter and lower corporate office expenses, partly offset by an $874 environmental charge associated with a gearing plant which has been vacated and is being marketed for sale. Operating expenses as a percentage of sales increased from 9.2% in the prior-year quarter to 10.0% in the third quarter of 2015 due to reduced revenues.

Net loss increased from $1,814 during the three months ended September 30, 2014, to $7,613 during the three months ended September 30, 2015, as a result of the factors described above and  a $5,230 loss from discontinued operations which includes a current year period impairment charge of $4,450.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
	2015	2014
Orders	$3,167	$51,732
Revenues	42,943	45,100
Operating income	2,235	3,352
Operating margin	5.2%	7.4%

The decrease in orders is due to the timing of receipt of a large tower order in the prior year period, as tower orders vary considerably from quarter to quarter. Orders for the nine months ended September 30, 2015 increased over those of the prior-year period, as discussed below. Towers and Weldments segment revenues decreased by $2,157, from $45,100 during the three months ended September 30, 2014, to $42,943 during the three months ended September 30, 2015. In the third quarter of 2015, we experienced production issues at our Manitowoc, Wisconsin tower facility related to supplier quality and other production problems, which reduced revenues compared to our expectations. Revenue from towers sold decreased by $1,671 despite a 5% increase in the number of towers sold, due to larger, more complex towers sold in the prior year period. Weldments revenues decreased $485 from the prior year quarter due to reduced demand from oil and gas and mining customers.

Towers and Weldments segment operating income decreased by $1,117, from $3,352 during the three months ended September 30, 2014, to $2,235 during the three months ended September 30, 2015 due to decreased revenue and margins. Operating margin decreased from 7.4% during the three months ended September 30, 2014, to 5.2% during the three months ended September 30, 2015.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
	2015	2014
Orders	$8,997	$9,102
Revenues	7,184	10,334
Operating loss	(2,646)	(2,294)
Operating margin	(36.8)%	(22.2)%

Gearing segment orders were essentially flat with the prior-year quarter as weak orders from oil and gas and mining customers were largely offset by a large order from a wind energy customer in the third quarter of 2015. Gearing segment revenues decreased by $3,150, from $10,334 during the three months ended September 30, 2014, to $7,184 during the three months ended September 30, 2015. Total revenues were down by 30%, substantially due to a 66% decrease in sales to oil and gas and mining industry customers.

Gearing segment operating loss increased by $352, from $2,294 during the three months ended September 30, 2014, to $2,646 during the three months ended September 30, 2015. The increase in operating loss was due to lower sales volumes and margins, and an $874 environmental charge, partially offset by lower overhead and expense spending. Operating margin deteriorated on lower revenues from (22.2%) during the three months ended September 30, 2014, to (36.8%) during the three months ended September 30, 2015.

Corporate and Other

Corporate and Other expenses decreased by $420, from $2,144 during the three months ended September 30, 2014, to $1,724 during the three months ended September 30, 2015. The decrease in expense was attributable to the absence of an $816 regulatory settlement charge incurred in 2014 and $305 lower insurance expenses in the third quarter of 2015,  partly offset by the absence of a favorable compensation adjustment recorded in the prior-year quarter.

Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

	Nine Months Ended September 30,				2015 vs. 2014
		% of Total		% of Total
	2015	Revenue	2014	Revenue	$ Change	% Change
Revenues	$161,583	100.0%	$176,637	100.0%	$(15,054)	(8.5)%
Cost of sales	147,507	91.3%	156,483	88.6%	(8,976)	(5.7)%
Restructuring costs	—	—%	952	0.5%	(952)	(100.0)%
Gross profit	14,076	8.7%	19,202	10.9%	(5,126)	(26.7)%
Operating expenses
Selling, general and administrative expenses	13,752	8.5%	14,422	8.2%	(670)	(4.6)%
Intangible amortization	333	0.2%	333	0.2%	—	—%
Regulatory settlement	—	—%	1,566	0.9%	(1,566)	(100.0)%
Restructuring costs	874	0.5%	222	0.1%	652	NM
Total operating expenses	14,959	9.2%	16,543	9.4%	(1,584)	(9.6)%
Operating (loss) income	(883)	(0.5)%	2,659	1.5%	(3,542)	133.2%
Other (expense) income
Interest expense, net	(611)	(0.4)%	(467)	(0.3)%	(144)	(30.8)%
Other, net	(36)	—%	(10)	—%	(26)	NM
Gain on sale of assets and restructuring	—	—%	119	0.1%	(119)	(100.0)%
Total other expense, net	(647)	(0.4)%	(358)	(0.2)%	(289)	80.7%
Net (loss) income before provision for income taxes	(1,530)	(0.9)%	2,301	1.3%	(3,831)	(166.5)%
(Benefit) provision for income taxes	(11)	—%	41	—%	(52)	(126.8)%
(Loss) income from continuing operations	(1,519)	(0.9)%	2,260	1.3%	(3,779)	(167.2)%
Loss from discontinued operations, net of tax	(9,494)	(5.9)%	(3,256)	(1.8)%	(6,238)	(191.6)%
Net loss	$(11,013)	(6.8)%	$(996)	(0.5)%	$(10,017)	NM

Consolidated

Revenues decreased by $15,054, from $176,637 during the nine months ended September 30, 2014, to $161,583 during the nine months ended September 30, 2015. The decrease reflects reductions in both business segments. Towers and Weldments segment revenues decreased by $7,281 due to production issues during the first nine months of 2015; Gearing revenues decreased by $7,775 due primarily to significantly lower demand from oil and gas and mining customers.

Gross profit decreased by $5,126, from $19,202 during the nine months ended September 30, 2014, to $14,076 during the nine months ended September 30, 2015. The decrease in gross profit was attributable to decreased Towers and Weldments volumes and margin due to operating problems experienced in the current year period and a lower margin mix of towers produced. Partially offsetting this decrease were improvements in the Gearing segment margins in the current year period due to improved operational performance and lower depreciation compared to the prior-year period. As a result, our total gross margin declined from 10.9% during the nine months ended September 30, 2014, to 8.7% during the nine months ended September 30, 2015.

Operating expenses decreased by $1,584, from $16,543 during the nine months ended September 30, 2014, to $14,959 during the nine months ended September 30, 2015. The decrease was attributable to the absence of a 2014 regulatory settlement of $1,566, lower professional fees due to the absence of a one-time $681 professional fees expense incurred in the first quarter of 2014, and general cost containment efforts, partially offset by an $874 environmental charge in the third quarter of 2015. Operating expenses as a percentage of sales decreased from 9.4% in the prior year to 9.2% in the current year period.

Net loss increased from $996 during the nine months ended September 30, 2014, to a net loss of $11,013 during the nine months ended September 30, 2015, as a result of the factors described above and $9,494 loss from discontinued operations which includes a current year period impairment charge of $4,450.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
	2015	2014
Orders	$66,330	$56,520
Revenues	139,003	146,284
Operating income	10,525	17,523
Operating margin	7.6%	12.0%

Orders, which vary considerably from period to period,  increased from $56,520 to $66,330 during the first nine months ended September 30, 2015. Towers and Weldments segment revenues decreased by $7,281, from $146,284 during the nine months ended September 30, 2014, to $139,003 during the nine months ended September 30, 2015. The 5% decrease in revenue was due to the impact of higher revenue per unit garnered by larger, more complex, towers sold in the prior- year period, and a 26% decrease in weldments revenues due to lower demand from a large mining customer.

Towers and Weldments segment operating income decreased by $6,998, from $17,523 during the nine months ended September 30, 2014, to $10,525 during the nine months ended September 30, 2015. The decrease was attributable to a lower margin mix of tower sales and higher labor and overhead costs due to production difficulties in our tower plants. Additionally, we have experienced lower volumes and profitability in our weldments plants, one of which was idled earlier in the year. Operating margin decreased from 12.0% during the nine months ended September 30, 2014, to 7.6% during the nine months ended September 30, 2015.

Gearing Segment

The following table summarizes the Gearing segment operating results for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
	2015	2014
Orders	$22,792	$36,052
Revenues	23,758	31,533
Operating loss	(5,380)	(7,059)
Operating margin	(22.6)%	(22.4)%

Gearing segment revenues decreased by $7,775, from $31,533 during the nine months ended September 30, 2014, to $23,758 during the nine months ended September 30, 2015. Both orders and revenue were down due to lower demand in the oil and gas and mining industries.

Gearing segment operating loss decreased by $1,679, from $7,059 during the nine months ended September 30, 2014, to $5,380 during the nine months ended September 30, 2015. The decrease in operating loss was due to improved margins and operating efficiencies, and lower depreciation expenses, partially offset by an $874 environmental remediation charge in the third quarter of 2015 associated with a remediation project underway at a closed plant which is being marketed for sale. Operating margin was flat at (22.4%) during the nine months ended September 30, 2014, and (22.6%) during the nine months ended September 30, 2015.

Corporate and Other

Corporate and Other expenses decreased by $1,777, from $7,805 during the nine months ended September 30, 2014, to $6,028 during the nine months ended September 30, 2015. The decrease in expense was primarily attributable to the absence of a $1,566 regulatory settlement charge recorded in the prior-year period, and $348 lower compensation expense, partially offset by higher legal and professional fees in the current year period as compared to the prior-year period.

NON-GAAP FINANCIAL MEASURES

The following non-GAAP financial measure presented below relates to earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (“Adjusted EBITDA”) and is presented for illustrative purposes as an accompaniment to our unaudited financial results of operations for the three and nine months ended September 30, 2015 and 2014. Adjusted EBITDA should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under accounting principles generally accepted in the United States (“GAAP”). We believe that Adjusted EBITDA is particularly meaningful due principally to the role acquisitions have played in our development and because of our recently completed restructuring program. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, which was primarily attributable to a significant portion of the purchase price of our acquired businesses being allocated to depreciable fixed assets and definite-lived intangible assets. The following Adjusted EBITDA calculation is derived from our unaudited condensed consolidated financial results for the nine months ended September 30, 2015 and 2014, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating (loss) income	$(2,135)	$(1,086)	$(883)	$2,659
Depreciation and amortization	2,400	2,999	6,860	8,644
Restructuring	874	278	874	1,174
Other (loss) income	(64)	3	(36)	(10)
Share‑based compensation and other stock payments	310	184	900	497
Adjusted EBITDA	$1,385	$2,378	$7,715	$12,964

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2015, cash and cash equivalents and short-term investments totaled $4,743, a decrease of $15,338 from December 31, 2014. Total debt and capital lease obligations at September 30, 2015 totaled $8,140, and we had the ability to borrow up to $12,500 under our Credit Facility. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances and our Credit Facility.

On August 23, 2012, we established a $20,000 secured revolving line of credit (the “Credit Facility”) with AloStar Bank of Commerce (“AloStar”). On June 29, 2015, the Credit Facility was amended to extend the maturity date, modify the applicable interest rate minimum quarterly interest charges and convert $5,000 of the original Credit Facility amount into a term loan (the “Term Loan”). The Credit Facility and the Term Loan each mature on August 31, 2016.

Under the terms of the Credit Facility, AloStar will advance funds when requested up to the level of our borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Under the Credit Facility, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance.

In connection with the Credit Facility, we entered into a Loan and Security Agreement with AloStar dated August 23, 2012 (as amended, the “Loan Agreement”). The Loan Agreement contains customary representations and warranties. It also contains a requirement that we, on a consolidated basis, maintain a minimum monthly fixed charge coverage ratio (the “Fixed Charge Coverage Ratio Covenant”) and minimum monthly earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (“Adjusted EBITDA Covenant”), along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications.  As of September 30, 2015, we were not in compliance with the Adjusted EBITDA Covenant.  Consequently, an Eighth Amendment to Loan and Security Agreement and Waiver was executed on October 16, 2015 (the “Eighth Amendment”), which waived our compliance with all covenants as of September 30, 2015, amended the Adjusted EBITDA Covenant going forward and provided that the Fixed Charge Coverage Ratio Covenant would be recalculated for future periods commencing with the quarter ending March 31, 2016.

We are considering renewal of the existing Credit Facility and other financing alternatives in anticipation of the scheduled expiration of the Credit Facility and the Term Loan on August 31, 2016.  As of September 30, 2015, there was no outstanding indebtedness under the Credit Facility, we had the ability to borrow up to $12,500 thereunder and the per annum interest rate thereunder was 4.25%.  Also as of September 30, 2015, there was $4,881 in outstanding indebtedness under the Term Loan.

Total debt and capital lease obligations at September 30, 2015 totaled $8,140, and we are obligated to make principal payments under the outstanding debt totaling $4,945 over the next twelve months.

While we believe that we will continue to have sufficient cash available to operate our businesses and to meet our financial obligations and debt covenants, there can be no assurances that our operations will generate sufficient cash, that we will be able to comply with applicable loan covenants or that credit facilities will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Sources and Uses of Cash

Operating Cash Flows

During the nine months ended September 30, 2015, net cash used in operating activities totaled $14,672 compared to net cash provided by operating activities and $11,010 for the nine months ended September 30, 2014. The increase in net cash used in operating activities was primarily attributable to the decrease in the customer deposit and the increase in the inventory balances of the Towers and Weldments segment where customer deposits have decreased by $16,250 and inventories have risen by $4,200 since December 31, 2014. The decrease in the customer deposits is a result of our fulfillment of customers’ orders for which we had previously received deposits. Upon fulfilling the orders, we have been able to recognize the cash from the deposits as revenue. The rise in inventory raw materials reflects unusually high levels of steel plate due to production difficulties encountered in the first six months of 2015, inventory levels have substantially returned to normal and have decreased by $5,349 since June 30, 2015.

Investing Cash Flows

During the nine months ended September 30, 2015, net cash provided by investing activities totaled $6,898 compared to net cash used in investing activities of $14,067 for the nine months ended September 30, 2014. The increase in net cash provided by investing activities as compared to the prior-year period was primarily attributable to the sales and maturities related to the available for sale securities activity in the current year.

Financing Cash Flows

During the nine months ended September 30, 2015, net cash provided by financing activities totaled $4,283, compared to net cash used in financing activities of $734 for the nine months ended September 30, 2014. The increase in net cash provided by financing activities as compared to the prior-year period was due to the current-year period proceeds from the $5,000 Term Loan, which replaced a portion of the original Credit Facility with AloStar.

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain “forward-looking statements”—that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, and business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors, including, but not limited to, those discussed in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, that could cause our actual growth, results of operations, financial condition, cash flows, performance, and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Our forward-looking statements may include or relate to the following: (i) our plans to continue to grow our business through organic growth; (ii) our beliefs with respect to the sufficiency of our liquidity and our plans to evaluate alternate sources of funding if necessary; (iii) our plans and assumptions, including estimated costs and saving opportunities, regarding our recently completed restructuring efforts designed to improve our financial performance; (iv) to the completion of our plans to divest or otherwise exit the Services segment business, (v) our expectations relating to state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (vi) our expectations with respect to our customer relationships and efforts to diversify our customer base and sector focus and leverage customer relationships across business units; (vii) our ability to realize revenue from customer orders and backlog; (viii) our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (ix) our beliefs and expectations relating to the economy and the potential impact it may have on our business, including our customers; (x) our beliefs regarding the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; and (xi) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments or changed circumstances or for any other reason.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2015. We note that the world-wide price of oil fell sharply in the latter part of 2014, and has remained low throughout 2015. Accordingly, our orders from and sales to oil industry customers have fallen significantly as described in the Third Quarter Overview and Gearing segment commentary portions of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk,” contained in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

There was no change in our internal control over financial reporting during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is incorporated herein by reference to Note 11, “Legal Proceedings” of these condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

There are no material changes to our risk factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, except as follows:

We may be unable to divest or otherwise exit the Services segment business in a timely manner, or on favorable terms, and may experience losses associated with such divestiture or exit greater than currently recorded.

In September 2015, the Board authorized management to arrange for the sale of substantially all of the assets of the Services segment to one or more third-party purchasers, and thereafter to liquidate or otherwise dispose of any such assets remaining unsold.  Negotiations are continuing with a number of interested third parties.  Although we expect to dispose of the related assets and wind down the Services segment business by the end of calendar year 2015, there can be no guarantee that this will occur.  We may encounter difficulty in negotiations with buyers or finding alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategy objectives. Until any such transaction has closed and all of the assets are disposed of, there can be no assurance that our plans to divest or otherwise exit the Services segment will provide us additional liquidity to fund general working capital requirements or pursue growth opportunities in our core businesses.

If we are unable to produce, maintain and disseminate relevant and/or reliable data and information pertaining to our business in an efficient, cost-effective, secure and well-controlled fashion and avoid security breaches affecting our information technology systems, such inability may have significant negative impacts on confidentiality requirements and obligations and proprietary needs and expectations and, therefore, our future operations, profitability, and competitive position.

Management relies on information technology infrastructure and architecture, including hardware, network, software, people, and processes to provide useful and confidential information to conduct our business in the ordinary course, including correspondence and commercial data and information interchange with customers, suppliers, legal counsel, governmental agencies, and financial institution consultants, and to support assessments and conclusions about future plans and initiatives pertaining to market demands, operating performance, and competitive positioning. In addition, any material failure, interruption of service, compromised data security, or cybersecurity threat could adversely affect our relations with suppliers and customers, place us in violation of confidentiality and data protection laws, rules, and regulations, and result in negative impacts to our market share, operations, and profitability. Security breaches in our information technology could result in theft, destruction, loss, misappropriation, or release of confidential data or intellectual property which could adversely impact our future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

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

BROADWIND ENERGY, INC.

October 29, 2015	By:	/s/ Peter C. Duprey
Peter C. Duprey
President and Chief Executive Officer
(Principal Executive Officer)

October 29, 2015	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

Exhibit Number	Exhibit
10.1

Eighth Amendment to Loan and Security Agreement and Waiver, dated October 16, 2015, among the Company, Broadwind Towers, Brad Foote, Broadwind Services, 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce*

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
101

The following financial information from this Form 10-Q of Broadwind Energy, Inc. for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*Filed herewith.