Form 10-K
period 2015-12-31
BROADWIND ENERGY, INC.
filed 2016-02-26
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001- 34278

BROADWIND ENERGY, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State of or other jurisdiction of incorporation or organization)	88-0409160 (I.R.S. Employer Identification No.)
3240 S. Central Avenue Cicero, Illinois (Address of principal executive offices)	60804 (Zip code)
Registrant’s telephone number, including area code: (708) 780-4800
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b‑2 of the Exchange Act. Yes ☐ No ☒

As of June 30, 2015 the aggregate market value of the Registrant’s voting common stock held by non‑affiliates of the Registrant was approximately $45,108,000, based upon the $4.24 per share closing sale price of the Registrant’s common stock as reported on the NASDAQ Capital Market. For purposes of this calculation, the Registrant’s directors and executive officers and holders of 5% or more of the Registrant’s outstanding shares of voting common stock have been assumed to be affiliates, with such affiliates holding an aggregate of 4,043,000 shares of the Registrant’s voting common stock on June 30, 2015.

The number of shares of the Registrant’s common stock, par value $0.001, outstanding as of February 18, 2016, was 15,012,789.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

BROADWIND ENERGY, INC.

FORM 10‑K

PART I

Cautionary Note Regarding Forward‑Looking Statements

This Annual Report on Form 10‑K (“Annual Report”) contains “forward‑looking statements”—that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. Forward‑looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward‑looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward‑looking statements. Our forward‑looking statements may include or relate to the following: (i) our expectations relating to state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards (“RPS’s”); (ii) our expectations with respect to our customer relationships and efforts to diversify our customer base and sector focus and leverage customer relationships across business units; (iii) our plans to continue to grow our business organically; (iv) our beliefs with respect to the sufficiency of our liquidity and our plans to evaluate alternate sources of funding if necessary; (v) our plans and assumptions, including estimated costs and saving opportunities, regarding our restructuring efforts; (vi) our ability to realize revenue from customer orders and backlog; (vii) our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (viii) our beliefs and expectations relating to the economy and the potential impact it may have on our business, including our customers; (ix) our beliefs regarding the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; and (x) our beliefs and expectations relating to the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xi) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”). These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. We are under no duty to update any of the forward‑looking statements after the date of this Annual Report to conform such statements to actual results.

(Dollar amounts are presented in thousands, except per share data and unless otherwise stated)

ITEM 1.  BUSINESS

As used in this Annual Report, the terms “we,” “us,” “our,” “Broadwind” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its wholly‑owned subsidiaries (the “Subsidiaries”). Dollars are presented in thousands unless otherwise stated.

Business Overview

We provide technologically advanced high‑value products to energy, mining and infrastructure sector customers, primarily in the United States of America (the “U.S.”). Our most significant presence is within the U.S. wind energy industry, although we have diversified into other industrial markets in order to improve our capacity utilization and reduce our exposure to uncertainty related to favorable governmental policies currently supporting the U.S. wind energy industry. The recent multi-year extension of the federal Production Tax Credit (the “PTC”) for new wind energy development projects is expected to help stabilize wind energy markets. Within the U.S. wind energy industry, we provide products primarily to wind turbine manufacturers. Outside of the wind energy market, we provide precision gearing and specialty weldments to a broad range of industrial customers for oil and gas (“O&G”), mining, steel and other industrial applications. The market for O&G equipment and mining equipment was extremely weak in 2015 and is not expected to recover in the near term.

In September 2015, our Board of Directors (the “Board”) approved a plan to divest or otherwise exit our Services segment. The divestiture was substantially completed in December 2015; consequently, this segment is now reported as a discontinued operation and we have revised our segment presentation to include two reportable operating segments: Towers and Weldments, and Gearing. All current and prior period financial results have been revised to reflect these changes.

In 2015, 84% of our sales were linked to new wind energy installations, predominantly for towers used for new wind turbines. The market for new U.S. wind energy installations is affected by a number of factors, including: (i) economic growth and the associated demand for new electricity generation; (ii) the cost of competing energy sources, primarily natural gas; (iii) federal and state‑level wind energy development incentives; (iv) available transmission infrastructure and the proliferation of smart grid technology; (v) improvements in wind energy cost competitiveness resulting from the maturation of technologies and services within the wind energy industry; and (vi) state and federal government actions relating to regulation of carbon emissions.

The highest impact development incentive has been the PTC for new wind energy projects. Legislative support for the PTC has been intermittent in the past, which has caused volatility in the demand for new wind energy projects. For example, after the PTC was allowed to expire briefly in 2013, new installations at wind farms fell 92%, causing significant disruption in the industry. In December 2015, the PTC was extended for an additional five-year period, which is expected to help stabilize wind energy markets and attract new investment. The 2015 extension phases-out the amount of the credit allowed over time based on the year when construction of the wind project is started. The phase-out schedule provides for: 100% extension of the credit for projects commenced in 2015 and 2016, 80% in 2017, 60% in 2018 and 40% in 2019. Although the clearer investment horizon provided by the long-term extension is expected to stabilize the market for our products, it may also attract new competition in our industry. The new PTC extension also provides a longer time period to begin construction of qualifying wind projects than the previous legislation, which has caused some short-term delay in the commencement of wind farm development projects.

The market for wind towers is broadly correlated to the demand for new wind turbines. However, demand for our products is also reflective of the level of market competition, the strength of our customer relationships and the proximity of our plants to wind farm development sites, as well as other factors. During 2015, sales of our wind towers were strong because of a number of factors: several domestic competitors exited the market in 2012, the 2013 PTC extension was in place to support new wind energy installations, foreign competition from China and Vietnam was limited by U.S. Department of Commerce (“USDOC”) antidumping and countervailing duty orders, and we continued working with large customers representing a significant portion of the U.S. market.

Outside of the market for new wind energy installations, we serve a number of other industrial markets, including O&G exploration and extraction, mining, compressed natural gas (“CNG”) distribution and steel production, as well as gearing for the installed wind energy base. The market for O&G equipment and mining equipment was extremely weak in 2015 and is not expected to recover in the near-term. We have reduced our workforce and other costs, and are selling excess gear cutting and grinding equipment in order to further scale back production capacity and costs in response to these depressed market conditions. Our products sold into these markets include gearboxes (both new and rebuilt), loose gearing and large industrial weldments, including CNG equipment. The following table details the percentage of our revenue generated in each sector for the past two years:

	Annual
	Revenue
	2015	2014
New Wind Installations	84%	78%
Wind Installed Base Support	4%	3%
Industrial Gearing & Weldments	12%	19%
Total	100%	100%

Business and Operating Strategy

We intend to capitalize on the markets in wind energy, O&G, mining, CNG distribution and other industrial verticals in North America by leveraging our core competencies in large precision gearing and drivetrains and industrial welding. Our strategic objectives include the following:

•

Improve our commercial efforts and expand and diversify our customer base.  In 2015, sales derived from our top five customers represented 92% of total sales, up from 91% in 2014. To reduce the concentration of sales and our wind energy industry concentration, we have focused our market research activities and our sales force in support of expanding and diversifying our customer base. We began producing CNG equipment for several customers in 2015 and plan to expand our presence in this market in 2016.

•

Improve capacity utilization and profitability.  We are working to improve our capacity utilization and financial results by leveraging our existing manufacturing capacity and adjusting capacity where we can, in response to changing market conditions. Tower and gear manufacturing and drivetrain remanufacturing all require significant capital investments. As a result of significant capital expenditures made in 2008 and 2009, we have manufacturing capacity available that may allow us to significantly increase our annual revenues. We seek to broaden our wind tower customer base, and in January 2016, we booked an order with a wind tower customer for whom we last produced towers in 2013. We still have unsold 2016 capacity in our wind tower operations, and believe that the recent PTC extension will facilitate improved utilization. In our Gearing segment, we have reduced our workforce and are selling excess gear cutting and grinding equipment in order to further scale back production capacity and costs in response to the depressed market conditions.

•

Improve production technology and operational efficiency.  We believe that the proper coordination and integration of the supply chain plus “Continuous Improvement” initiatives are key factors that enable high operating efficiencies, increased reliability, better delivery and lower costs. As customer specifications have become increasingly stringent, the supply chain has globalized and the tower industry has matured, we have experienced difficulties maintaining consistent output in our manufacturing facilities. We are developing better supply chain expertise, working with lean enterprise resources, upgrading and improving systems utilization and investing capital to help enhance our operational efficiency and flexibility. These investments are expected to correct the significant operating problems and reduce or eliminate the associated costs we experienced in 2015. We have staffed our operations with Continuous Improvement experts in order to optimize our production processes to increase output, leverage our scale and lower our costs while maintaining product quality.

Restructuring Activities

In 2011, we concluded that our manufacturing footprint and fixed cost base were too large and expensive for our medium term needs. We executed a plan to reduce our facility footprint by approximately 40% through the sale and/or closure of facilities comprising a total of approximately 600,000 square feet. Of the $14,200 total restructuring costs incurred, approximately $4,800 were non-cash charges.

As a result of recent weakness in some of our markets as described above and in addition to discontinuing our Services segment, we took a number of cost reduction actions in 2015. These actions included idling two facilities, reducing headcount and eliminating positions totaling approximately 10% of our workforce. We have also consolidated our industrial weldment production into our Abilene, Texas facility, and have reduced capital and discretionary spending in all areas to conserve cash. We continue to monitor these markets and our spending.

COMPANY HISTORY

We were incorporated in 1996 in Nevada as Blackfoot Enterprises, Inc., and through a series of subsequent transactions, became Broadwind Energy, Inc., a Delaware corporation, in 2008. Through several acquisitions in 2007 and 2008, we focused on expanding upon our core platform as a wind tower component manufacturer, established our Gearing segment, and developed our industrial weldment capabilities.

SALES AND MARKETING

We market our towers, gearing and industrial weldments products primarily through our direct sales force (supplemented with independent sales agents in our Gearing segment). Our sales and marketing strategy is to develop and maintain long‑term relationships with our energy and infrastructure sector customers. Within the wind energy industry, our customer base consists primarily of wind turbine manufacturers who supply end‑users and wind farm operators with wind turbines. Within the O&G and mining industries, our customer base consists of manufacturers of hydraulic fracturing and mud pumps, mining equipment, CNG equipment and off‑highway vehicles. To support the efforts of our sales force, we utilize a number of marketing tactics to build our brand and position and promote our products. Our efforts include participation in industry conferences, media relations, use of social media and other channels and use of our website to connect with customers.

COMPETITION

Each of our businesses faces competition from both domestic and international companies. The recent extension of the PTC may attract additional investment and competition in the wind energy industry. The industrial gearing industry has experienced consolidation of producers and acquisitions by strategic buyers in response to strong international competition and reduced O&G and mining demand.

For our Towers and Weldments segment, the largest North American based competitor is Trinity Industries. Other competitors include Vestas Wind Systems, which has periodically produced towers for third party customers in addition to meeting its own captive tower requirements, and Marmen Industries, a Canadian manufacturer that has recently expanded into the U.S. market. We also face competition from imported towers, primarily from Asian manufacturers. However, imports from China and Vietnam have substantially ceased following a determination by the U.S. International Trade Commission in 2013 that wind towers from those countries were being sold in the U.S. at less than fair value. As a result of the determination, the USDOC issued antidumping and countervailing duty orders on imports of wind towers from China and an antidumping duty order on imports of towers from Vietnam. We continue to monitor wind tower imports.

In our Gearing segment, which is focused on the O&G, wind energy, mining and steel markets, our key competitors in a fragmented market include Overton Chicago Gear, Cincinnati Gearing Systems, Merit Gear, Milwaukee Gear and Horsburgh & Scott. In addition, we compete with the internal gear manufacturing capacity of relevant equipment manufacturers and face growing competition from foreign competitors.

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

BACKLOG

We sell our towers under either supply agreements or individual purchase orders, depending on the size and duration of the purchase commitment. Under the supply agreements, we typically receive a purchase commitment for towers to be delivered in future fiscal quarters, then receive purchase orders on a periodic basis based upon the customer’s forecast of production volume requirements within the contract terms. For our Gearing segment, sales are generally based on individual purchase orders. As of December 31, 2015, the dollar amount of our backlog believed to be firm under our supply agreements and purchase orders awarded was approximately $94 million. This represents a 53% decrease from the backlog at December 31, 2014, which reflected a surge in tower orders related to a tight supply market and the timing of the PTC renewal and a decline in O&G and mining industry demand for gearing and weldments.

SEASONALITY

The majority of our business is not affected by seasonality.

EMPLOYEES

We had 680 employees at December 31, 2015, of which 619 were in manufacturing related functions and 61 were in administrative functions. As of December 31, 2015, approximately 14% of our employees were covered by collective bargaining agreements with local unions in our Cicero, Illinois and Neville Island, Pennsylvania locations. The current collective bargaining agreement with the Cicero union is expected to remain in effect through February 2018. The current collective bargaining agreement with the Neville Island union is expected to remain in effect through October 2017. We believe that our relationship with our employees is generally good.

RAW MATERIALS

The primary raw material used in the construction of wind towers and gearing products is steel in the form of plate, bar stock, forgings or castings. The market for tower steel has become increasingly globalized. Although we are generally responsible for procurement of the raw materials, our global tower customers often negotiate the prices and terms for steel purchases, and we purchase under these agreements. We then pass the steel cost through to our end customer plus a conversion margin.

Outside of these “directed buys”, we operate a multiple supplier sourcing strategy and source our raw materials through various suppliers located throughout the U.S. and abroad. We generally do not have long‑term supply agreements with our raw materials suppliers and closely match terms with those of our customers to limit our exposure to commodity price fluctuations. We believe that we will be able to obtain an adequate supply of steel and other raw materials to meet our manufacturing requirements, although from time to time we have faced shortages of specific grades of steel. Additionally, due to the globalization of the supply chain for tower steel prompted by the increasing use of “directed buys”, we faced supply disruptions during 2015 associated with the West Coast port labor slowdowns. Such shortages have periodically limited our ability to meet customer demand and caused manufacturing inefficiencies. We have made modifications to our supply chain management practices to deal more effectively with disruptions arising from the practice of “directed buys”.

QUALITY CONTROL

We have a long‑standing focus on processes for ensuring the manufacture of high‑quality products. To achieve high standards of production and operational quality, we implement strict and extensive quality control and inspections throughout our production processes. We maintain internal quality controls over all core manufacturing processes and carry out quality assurance inspections at the completion of each major manufacturing step to ensure the quality of our products. The manufacturing process at our Gearing operation, for example, involves transforming forged steel into precision gears through cutting, heat treating, testing and finishing. We inspect and test raw materials before they enter the assembly process, re‑test the raw materials after rough machining, test the functioning of gear teeth and cores after thermal treatment and accuracy test final outputs for compliance with product specifications. We believe our investment in industry‑leading heat treatment, high precision machining, specialized grinding technologies and cutting‑edge welding has contributed to our high product reliability and the consistent performance of our products under varying operating conditions. Our Gearing segment is ISO 9001:2008 certified. Our tower manufacturing plants in Manitowoc, Wisconsin and Abilene, Texas are ISO 9001:2010 certified. Our Abilene tower plant experienced operating inefficiencies, high labor costs and inventory adjustments in 2015 related to difficulties experienced in meeting the quality specifications associated with one significant tower order. We are making changes to our operating practices and our capital base to minimize future production disruptions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the effects of the deficiencies.

CUSTOMERS

We manufacture products for a variety of customers in the wind energy, O&G, mining and other infrastructure industries. The majority of our wind energy industry customer base consists of wind turbine manufacturers who supply wind farm operators and wind farm developers with completed wind turbines. In the other industrial sectors, we sell our products through our trained sales force or through manufacturers’ representatives to a wide variety of customers. The wind turbine market is very concentrated. According to American Wind Energy Association 2015 industry data, the top three wind turbine manufacturers constituted approximately 88% of the U.S. market. As a result, although we have historically produced towers for most of these global wind turbine manufacturers, in any given year a limited number of customers have accounted for the majority of our revenues. Sales to each of Siemens and General Electric represented greater than 10% of our consolidated revenues for the years ended December 31, 2015 and 2014. The loss of one of these customers could have a material adverse effect on our business. As a result, we are seeking to diversify our customer base.

WORKING CAPITAL

Our primary customers are wind turbine manufacturers and wind farm operators. The industry has historically entered into customized contracts with varying terms and conditions between suppliers and customers, depending on the specific objectives of each party. As such, we produce to order rather than to stock. Our practices mirror this historical industry practice of negotiating agreements on a case‑by‑case basis. As a result, working capital needs, including levels of accounts receivable (“A/R”), customer deposits and inventory, can vary significantly from quarter to quarter based on the contractual terms associated with each quarter’s sales, such as whether and when we are required to purchase and supply steel pursuant to such contractual terms.

In analyzing our liquidity, we focus on operating working capital in relationship to revenue. Operating working capital is comprised of A/R and inventories, net of accounts payable (“A/P”) and customer deposits. Our operating working capital at December 31, 2015 was $10,241 or 7% of trailing three months of sales annualized. This is an increase of $1,998 from December 31, 2014, when operating working capital was $8,243, or 4% of trailing three months of sales annualized. The increase reflects reduced levels of A/P due in part to a shift in steel suppliers.

CORPORATE INFORMATION

Our principal executive office is located at 3240 South Central Avenue, Cicero, IL 60804. Our phone number is (708) 780‑4800 and our website address is www.bwen.com.

OTHER INFORMATION

On our website at www.bwen.com, we make available under the “Investors” menu selection, free of charge, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports or amendments are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Materials that we file or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1‑800‑SEC‑0330. Also, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

ITEM 1A.  RISK FACTORS

The U.S. wind energy industry is significantly impacted by tax and other economic incentives and political and governmental policies. A significant change in these incentives and policies could significantly impact our results of operations and growth.

We supply products to wind turbine manufacturers and owners and operators of wind energy generation facilities. The U.S. wind energy industry is significantly impacted by federal tax incentives and state RPS’s. Despite recent reductions in the cost of wind turbines, wind energy may not be economically viable in certain parts of the country absent such incentives.

These programs have provided material incentives to develop wind energy generation facilities and thereby impact the demand for our products. The increased demand for our products that generally results from the credits and incentives could be impacted by the expiration of these programs. Because of the long lead times necessary to develop wind energy projects, any failure by the U.S. Congress to extend or renew these incentives could negatively impact potential wind energy installations and would likely inhibit the development of wind energy generation facilities and the demand for wind turbines, towers, gearing and related components in certain areas of the U.S.

One such federal government program, the PTC, provides economic incentives to the owners of wind energy facilities in the form of a tax credit. The PTC has been extended several times since its initial introduction in 1992. On December 18, 2015, the U.S. Congress voted to pass the 2016 federal budget, which includes a multi-year extension of the PTC. As a result, the PTC will now be extended at full value for projects commenced in 2015 and 2016, and continue at 80% of present value for projects commenced in 2017, 60% for projects commended in 2018, and 40% for projects commenced in 2019. As before, the rules will allow developers of wind energy projects to qualify so long as they start construction before the end of the respective period.

State RPS’s generally require or encourage state‑regulated electric utilities to supply a certain proportion of electricity from renewable energy sources or devote a certain portion of their plant capacity to renewable energy generation. Typically, utilities comply with such standards by qualifying for renewable energy credits evidencing the share of electricity that was produced from renewable sources. Under many state standards, these renewable energy credits can be unbundled from their associated energy and traded in a market system, allowing generators with insufficient credits to meet their applicable state mandate. These standards have spurred significant growth in the wind energy industry and a corresponding increase in the demand for our products. Currently, the majority of states have RPS’s in place and certain states have voluntary utility commitments to supply a specific percentage of their electricity from renewable sources. The enactment of RPS’s in additional states or any changes to existing RPS’s (including changes due to the failure to extend or renew the federal incentives described above), or the enactment of a federal RPS’s or imposition of other greenhouse gas regulations, may impact the demand for our products. We cannot assure that government support for renewable energy will continue. The elimination of, or reduction in, state or federal government policies that support renewable energy could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

Our financial and operating performance is subject to certain factors which are out of our control, including the state of the wind energy market in North America.

As a supplier of products to wind turbine manufacturers and owners and operators of wind energy generation facilities, our results of operations (like those of our customers) are subject to general economic conditions, and specifically to the state of the wind energy market. In addition to the state and federal government policies supporting renewable energy described above, the growth and development of the larger wind energy market in North America is subject to a number of factors, including, among other things:

•	the availability and cost of financing for the estimated pipeline of wind development projects;
•

the cost of electricity, which may be affected by a number of factors, including government regulation, power transmission, seasonality, fluctuations in demand, and the cost and availability of fuel and particularly natural gas;

•	the general demand for electricity or “load growth”;
•	the development of new power generating technology or advances in existing technology or discovery of power generating natural resources;
•	the development of electrical transmission infrastructure;
•	state and federal laws and regulations regarding avian protection plans and noise or turbine setback requirements;
•	state and federal laws and regulations, particularly those favoring low carbon energy generation alternatives;
•	administrative and legal challenges to proposed wind development projects;
•	the improvement in efficiency and cost of wind energy, as influenced by advances in turbine design and operating efficiencies; and
•	public perception and localized community responses to wind energy projects.

In addition, while some of the factors listed above may only affect individual wind project developments or portions of the market, in the aggregate they may have a significant effect on the successful development of the wind energy market as a whole, and thus affect our operating and financial results.

We are substantially dependent on a few significant customers.

Historically, the majority of our revenues are highly concentrated with a limited number of customers. In 2015, two customers—Siemens and General Electric—each accounted for more than 10% of our consolidated revenues, and our five largest customers accounted for 92% of our consolidated revenues. Certain of our customers periodically have expressed their intent to scale back, delay or restructure existing customer agreements, which has led to reduced revenues from these customers. It is possible that this may occur again in the future. As a result, our operating profits and gross margins have historically been negatively affected by significant variability in production levels, which has created production volume inefficiencies in our operations and cost structures.

Additionally, if our relationships with significant customers should change materially, it could be difficult for us to immediately and profitably replace lost sales in a market with such concentration, which could have a material adverse effect on our operating and financial results. We could be adversely impacted by decreased customer demand for our products due to (1) the impact of current or future economic conditions on our customers, (2) our customers’ loss of market share to their competitors that do not use our products, and (3) our loss of market share with our customers. We could lose market share with our customers to our competitors or to our customers themselves, should they decide to become more vertically integrated and produce the products that we currently provide.

In addition, even if our customers continue to do business with us, we could be adversely affected by a number of other potential developments with our customers. For example:

•	The inability or failure of our customers to meet their contractual obligations could have a material adverse effect on our business, financial position and results of operations.
•

Certain customer contracts provide the customer with the opportunity to cancel a substantial portion of its volume obligation by providing us with notice of such election prior to commencement of production. Such contracts generally require the customer to pay a sliding cancelation fee based on how far in advance of commencement of production such notice is provided.

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
•	A material change in payment terms with a significant customer could have a material adverse effect on our short‑term cash flows.

Consolidation among wind turbine manufacturers could increase our customer concentration and/or disrupt our supply chain relationships.

Wind turbine manufacturers are among our primary customers. There has been some consolidation among these manufacturers, and more consolidation may occur in the future. Customer consolidation may result in pricing pressures, to which we are subject, leading to downward pressure on our margins and profits, and may also disrupt our supply chain relationships. Even if customers continue to consolidate, there can be no assurance that those customers would leverage our production capabilities by concentrating their purchasing activity with us.

We have generated net losses since our inception.

We have experienced operating losses for each of the years during which we have operated, and losses may occur in the foreseeable future. We have incurred significant costs in connection with the development of our businesses and because we have operated at low capacity utilization in certain facilities, and there is no assurance that we will generate sufficient revenues to offset anticipated operating costs. Although we anticipate deriving revenues from the sale of our products, no assurance can be given that these products can be sold on a profitable basis. If we achieve profitability, we cannot give any assurance that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

Disruptions in the supply of parts and raw materials, or changes in supplier relations, may negatively impact our operating results.

We are dependent upon the supply of certain raw materials used in our production process, and these raw materials are exposed to price fluctuations on the open market. Raw material costs for materials such as steel, our primary raw material, have fluctuated significantly and may continue to fluctuate. To reduce price risk caused by market fluctuations, we have generally matched raw material purchases to our sales contracts or incorporated price adjustment clauses in our contracts. However, limitations on availability of raw materials or increases in the cost of raw materials (including steel), energy, transportation and other necessary services may impact our operating results if our manufacturing businesses are not able to fully pass on the costs associated with such increases to their respective customers. Alternatively, we will not realize material improvements from declines in steel prices as the terms of our contracts generally require that we pass these cost savings through to our customers. In addition, we may encounter supplier constraints, be unable to maintain favorable supplier arrangements and relations or be affected by disruptions in the supply chain caused by events such as natural disasters, shipping delays, power outages and labor strikes. Additionally, our supply chain has become more global in nature and, thus, more complex from a shipping and logistics perspective. In the event of significant increases or decreases in the price of raw materials, particularly steel, our margins and profitability could be negatively impacted.

Our diversification outside of the wind energy market exposes us to business risks associated with the O&G and mining industries, among others, which may slow our growth or penetration in these markets.

Although we have some experience in the O&G and mining markets through our gearing and specialty weldments businesses, these markets have not been our primary focus. In further diversifying our business to serve these markets, we will face competitors who may have more resources, longer operating histories and more well‑established relationships than we do, and we may not be able to successfully or profitably generate additional business opportunities in these industries. Moreover, if we are able to successfully diversify into these markets, our businesses may be exposed to risks associated with these industries, which could adversely affect our future earnings and growth. These risks include, among other things:

•	the prices and relative demand for oil, gas, minerals and other commodities;
•	domestic and global political and economic conditions affecting the O&G and mining industries;
•	changes in O&G and mining technology;
•	the price and availability of alternative fuels and energy sources, as well as changes in energy consumption or supply; and

•	federal, state and local regulations, including, among others, regulations relating to hydraulic fracturing and greenhouse gas emissions.

Our customers may be significantly affected by disruptions and volatility in the economy and in the wind energy market.

Market disruptions and regular market volatility, including the recent sharp decrease in oil and commodity prices, may adversely impact our customers’ ability to pay amounts due to us and could cause related increases in our working capital or borrowing needs. In addition, our customers have in the past attempted and may attempt in the future to renegotiate the terms of contracts or reduce the size of orders with us as a result of disruptions and volatility in the markets. We cannot predict with certainty the amount of our backlog that we will ultimately ship to our customers.

Market disruptions and regular market volatility may also result in an increased likelihood of our customers asserting warranty or remediation claims in connection with our products or services that they would not ordinarily assert in a more stable economic environment. In the event of such a claim, we may incur costs if we decide to compensate the affected customer or to engage in litigation with the affected customer regarding the claim. We maintain product liability insurance, but there can be no guarantee that such insurance will be available or adequate to protect against such claims. A successful claim against us could have a material adverse effect on our business.

We may have difficulty obtaining additional financing when needed or on acceptable terms, and there can be no assurance that our operations will generate cash flows in an amount sufficient to enable us to pay our indebtedness.

We rely on banks and capital markets as a source of liquidity for capital requirements not satisfied by cash flows from operations or asset sales. We have experienced operating losses for each of the years during which we have operated, and our committed sources of liquidity may be inadequate to satisfy our operational needs. There can be no assurance that our recent restructuring efforts will be successful in improving our profitability. If we are not able to access capital at competitive rates, the ability to implement our business plans may be adversely affected. In the absence of access to capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations at times when the prices for such assets or operations are depressed. In such event, we may not be able to consummate those dispositions. Furthermore, the proceeds of any such dispositions may not be adequate to meet our debt service obligations when due.

Our plans for growth and diversification may not be successful, and could result in poor financial performance.

We have made a strategic decision to diversify our business further into O&G, mining and other industries, particularly within our gearing and specialty weldments businesses. While we have historically participated in these lines of business, there is no assurance that we will be able to grow our presence in these markets at a rate sufficient to compensate for a potentially weaker wind energy market. Moreover, our participation in these markets may require additional investments in personnel, equipment and operational infrastructure. If we are unable to further penetrate these markets, our plans to diversify our operations may not be successful and our anticipated future growth may be adversely affected.

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

Our businesses are subject to risks associated with competition from new or existing industry participants who may have more resources and better access to capital. Certain of our competitors and potential competitors may have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Among other things, these industry participants compete with us based upon price, quality, location and available capacity. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Some of our competitors may also be able to provide customers with additional benefits at lower overall costs to increase market share. We cannot be sure that we will be able to match cost reductions by our competitors or that we will be able to succeed in the face of current or future competition. In addition, we may face competition from certain of our customers as they seek to be more vertically integrated and offer full service packages.

If our projections regarding the future market demand for our products are inaccurate, our operating results and our overall business may be adversely affected.

We have previously made significant capital investments in anticipation of rapid growth in the U.S. wind energy market. However, the growth in the U.S. wind energy market has not kept pace with the expectations we had when some of these capital investments were made, and there can be no assurance that the U.S. wind energy market will grow and develop in a manner consistent with our expectations, or that we will be able to fill our idle capacity through the further diversification of our operations. Our internal manufacturing capabilities have required significant upfront fixed costs. If market demand for our products does not increase at the pace we have anticipated and align with our manufacturing capacity, we may be unable to offset these costs and to achieve economies of scale, and our operating results may continue to be adversely affected as a result of high fixed costs, reduced margins and underutilization of capacity. In light of these considerations, we may be forced to temporarily idle existing capacity or sell to third parties manufacturing capacity that we cannot utilize in the near term, in addition to the steps that we have already taken to adjust our capacity more closely to demand. Alternatively, if we experience rapid demand for our products in excess of our estimates, or we reduce our manufacturing capacity, our installed capital equipment and existing workforce may be insufficient to support higher production volumes, which could adversely affect our customer relationships and overall reputation. In addition, we may not be able to expand our workforce and operations in a timely manner, procure adequate resources or locate suitable third‑party suppliers to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our business could be adversely affected. Our ability to meet such excess customer demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.

We rely on unionized labor, the loss of which could adversely affect our future success.

We depend on the services of unionized labor and have collective bargaining agreements with certain of our operations workforce at our Cicero, Illinois and Neville Island, Pennsylvania Gearing facilities. The loss of the services of these and other personnel, whether through terminations, attrition, labor strike or otherwise, or a material change in our collective bargaining agreements, could have a material adverse impact on us and our future profitability. Collective bargaining agreements have been ratified by the collective bargaining units in place at our Cicero and Neville Island facilities and are expected to expire in February 2018 and October 2017, respectively. As of December 31, 2015, our collective bargaining units represented approximately 14% of our workforce.

We may need to hire additional qualified personnel, including management personnel, and the loss of our key personnel could adversely affect our business.

Our future success will depend largely on the skills, efforts and motivation of our executive officers and other key personnel. Our success also depends, in large part, upon our ability to attract and retain highly qualified management and other key personnel throughout our organization. We face competition in the attraction and retention of personnel who possess the skill sets we seek. In addition, key personnel may leave us and subsequently compete against us. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business, results of operations or financial condition.

Our ability to comply with regulatory requirements is critical to our future success, and there can be no guarantee that our businesses are in full compliance with all such requirements.

As a manufacturer and distributor of wind and other energy industry products we are subject to the requirements of federal, state, local and foreign regulatory authorities. In addition, we are subject to a number of industry standard‑setting authorities, such as the American Gear Manufacturers Association and the American Welding Society. Changes in the standards and requirements imposed by such authorities could have a material adverse effect on us. In the event we are unable to meet any such standards when adopted, our businesses could be adversely affected. We may not be able to obtain all regulatory approvals, licenses and permits that may be required in the future, or any necessary modifications to existing regulatory approvals, licenses and permits, or maintain all required regulatory approvals, licenses and permits. There can be no guarantee that our businesses are in full compliance with such standards and requirements.

Current or future litigation and regulatory actions could have a material adverse impact on us.

From time to time, we are subject to litigation and other legal and regulatory proceedings relating to our business. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution of lawsuits, investigations or arbitrations could have a material adverse effect on our business, financial condition and results of operations. Defending ourselves in these matters may be time‑consuming, expensive and disruptive to normal business operations and may result in significant expense and a diversion of management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Additionally, any amount that we may be required to pay to satisfy a judgment or settlement may not be covered by insurance. Under our charter and the indemnification agreements that we have entered into with our officers, directors and certain third parties, we are required to indemnify and advance expenses to them in connection with their participation in certain proceedings. There can be no assurance that any of these payments will not be material.

We could incur substantial costs to comply with environmental, health and safety (“EHS”) laws and regulations and to address violations of or liabilities under these requirements.

Our operations are subject to a variety of EHS laws and regulations in the jurisdictions in which we operate and sell products governing, among other things, health, safety, pollution and protection of the environment and natural resources, including the use, handling, transportation and disposal of non‑hazardous and hazardous materials and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil, product content, performance and packaging. We cannot guarantee that we have been, or will at all times be in compliance with such laws and regulations. Changes in existing EHS laws and regulations, or their application, could cause us to incur additional or unexpected costs to achieve or maintain compliance. Failure to comply with these laws and regulations, obtain the necessary permits to operate our business, or comply with the terms and conditions of such permits may subject us to a variety of administrative, civil and criminal enforcement measures, including the imposition of civil and criminal sanctions, monetary fines and penalties, remedial obligations, and the issuance of compliance requirements limiting or preventing some or all of our operations. The assertion of claims relating to regulatory compliance, on or off‑site contamination, natural resource damage, the discovery of previously unknown environmental liabilities, the imposition of criminal or civil fines or penalties and/or other sanctions, or the obligation to undertake investigation, remediation or monitoring activities could result in potentially significant costs and expenditures to address contamination or resolve claims or liabilities. Such costs and expenditures could have a material adverse effect on our business, financial condition or results of operations. Under certain circumstances, violation of such environmental laws and regulations could result in us being disqualified from eligibility to receive federal government contracts or subcontracts under the federal government’s debarment and suspension system.

We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of currently and formerly owned, leased or operated properties, or properties to which hazardous substances or wastes were sent by current or former operators at our current or former facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. Several of our facilities have a history of industrial operations, and contaminants have been detected at some of our facilities. The presence of contamination from hazardous substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or use our properties as collateral for financing. We also could be held liable under third‑party claims for property damage, natural resource damage or personal injury and for penalties and other damages under such environmental laws and regulations, which could have a material adverse effect on our business, financial condition and results of operations.

Limitations on our ability to utilize our net operating losses (“NOLs”) may negatively affect our financial results.

We may not be able to utilize all of our NOLs. To the extent available, we will use any NOL carryforwards to reduce the U.S. corporate income tax liability associated with our operations. However, if we do not achieve profitability prior to their expiration, we will not be able to fully utilize our NOLs to offset income. For financial statement presentation, all benefits associated with the NOL carryforwards have been reserved; therefore, this potential asset is not reflected on our balance sheet. Section 382 of the IRC (“Section 382”) generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. Our ability to utilize NOL carryforwards and built‑in losses may be limited, under Section 382 or otherwise, by our issuance of common stock or by other changes in stock ownership. Upon completion of our analysis of Section 382, we have determined that aggregate changes in our stock ownership have triggered an annual limitation of NOL carryforwards and built‑in losses available for utilization. Although this event limits the amount of pre‑ownership change date NOLs and built‑in losses we can utilize annually, it would not preclude us from fully utilizing our current NOL carryforwards prior to their expiration. To the extent our use of NOL carryforwards and associated built‑in losses is significantly limited in the future due to additional changes in stock ownership, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use NOL carryforwards and built‑in losses without such annual limitation, which could result in lower profits and the loss of benefits from these attributes. To address these concerns, in February 2013 we adopted a

Section 382 Stockholder Rights Plan (the “Rights Plan”) designed to preserve our substantial tax assets associated with NOL carryforwards under Section 382. The Rights Plan is intended to act as a deterrent to any person or group, together with our affiliates and associates, being or becoming the beneficial owner of 4.9% or more of our common stock and thereby triggering a further limitation of our available NOL carryforwards. Under the Rights Plan, the Board declared a non-taxable dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock to our stockholders of record as of the close of business on February 22, 2013. Each Right entitles its holder to purchase from us one-thousandth of a share of our Series A Junior Participating Preferred Stock at an exercise price of $14.00 per Right, subject to adjustment. As a result of the Rights Plan, any person or group that acquires beneficial ownership of 4.9% or more our common stock without the approval of the Board would be subject to significant dilution in the ownership interest of that person or group. Stockholders who own 4.9% or more of the outstanding shares of our common stock as of February 12, 2013 will not trigger the Rights unless they acquire additional shares. We announced on February 5, 2016 that our Board had approved an amendment extending the Rights Plan for three years. The amendment is subject to approval by our stockholders at our 2016 Annual Meeting of Stockholders. There can be no assurance that our stockholders will ratify the extension of the Rights Plan or that the Rights Plan will be effective in protecting our NOL carryforwards.

If our estimates for warranty expenses differ materially from actual claims made, or if we are unable to reasonably estimate future warranty expense for our products, our business and financial results could be adversely affected.

We provide warranty terms generally ranging between one and five years to our customers depending upon the specific product and terms of the customer agreement. We reserve for warranty claims based on industry experience and estimates made by management based upon a percentage of our sales revenues related to such products. From time to time, customers have submitted warranty claims to us. However, we have a limited history on which to base our warranty estimates for certain of our manufactured products. Our assumptions could materially differ from the actual performance of our products in the future and could exceed the levels against which we have reserved. In some instances our customers have interpreted the scope and coverage of certain of our warranty provisions differently from our interpretation of such provisions. The expenses associated with remediation activities in the wind energy industry can be substantial, and if we are required to pay such costs in connection with a customer’s warranty claim, we could be subject to additional unplanned cash expenditures. If our estimates prove materially incorrect, or if we are required to cover remediation expenses in addition to our regular warranty coverage, we could be required to incur additional expenses and could face a material unplanned cash expenditure, which could adversely affect our business, financial condition and results of operations.

We may be unable to keep pace with rapidly changing technology in wind turbine and other industrial component manufacturing.

The global market for wind turbines, as well as for other industrial components we manufacture, is rapidly evolving technologically. Our component manufacturing equipment and technology may not be suited for future generations of products being developed by wind turbine companies. For example, some wind turbine manufacturers are using wind turbine towers made from concrete instead of steel. Other wind turbine designs have reduced the use of gearing or eliminated the gearbox entirely through the use of direct or compact drive technologies. To maintain a successful business in our field, we must keep pace with technological developments and the changing standards of our customers and potential customers and meet their constantly evolving demands. If we fail to adequately respond to the technological changes in our industry, or are not suited to provide components for new types of wind turbines, our business, financial condition and operating results may be adversely affected.

If we are unable to produce, maintain and disseminate relevant and/or reliable data and information pertaining to our business in an efficient, cost-effective, secure and well-controlled fashion and avoid security breaches affecting our information technology systems, such inability may have significant negative impacts on confidentiality requirements and obligations, and proprietary needs and expectations and, therefore, our future operations, profitability and competitive position.

Management relies on information technology infrastructure and architecture, including hardware, network, software, people and processes, to provide useful and confidential information to conduct our business in the ordinary course, including correspondence and commercial data and information interchange with customers, suppliers, consultants, advisors and governmental agencies, and to support assessments and conclusions about future plans and initiatives pertaining to market demands, operating performance and competitive positioning. In addition, any material failure, interruption of service, compromised data security or cybersecurity threat could adversely affect our relations with suppliers and customers, place us in violation of confidentiality and data protection laws, rules and regulations, and result in negative impacts to our market share, operations and profitability. Security breaches in our information technology could result in theft, destruction, loss, misappropriation or release of confidential data or intellectual property which could adversely impact our future results.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters is located in Cicero, Illinois, a suburb located west of Chicago, Illinois. In addition, the Subsidiaries own or lease operating facilities, which are presented by operating segment as follows:

		Owned /	Approximate
Operating Segment and Facility Type	Location	Leased	Square Footage
Towers and Weldments
Tower Manufacturing	Manitowoc, WI	Leased	206,000
Tower Manufacturing	Abilene, TX	Owned	146,000
Weldments	Manitowoc, WI	Leased	45,000
Weldments	Abilene, TX	Leased	80,000
Weldments	Clintonville, WI-1	Owned	63,000
Gearing and Corporate
Gearing System Manufacturing—Machining	Cicero, IL-2	Owned	149,000
Gearing System Manufacturing—Machining and Corporate Administration	Cicero, IL	Leased	301,000
Gearing System Manufacturing—Heat Treatment & Gearbox Repair	Neville Island, PA	Owned	70,000

(1)	The Clintonville, Wisconsin facility is listed as Assets Held For Sale as of December 31, 2015 in conjunction with management’s determination that the property is no longer required in our operations.
(2)	The use of the Cicero Avenue facility in Cicero, Illinois in our production was significantly curtailed at the end of 2013 and we recorded a related $1,732 impairment in the fourth quarter of 2013.

We consider our facilities to be in good condition and adequate for our present and future needs.

ITEM 3.  LEGAL PROCEEDINGS

We are party to a variety of legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect, individually or in the aggregate, on our results of operations, financial condition or cash flows. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial condition or cash flows. It is possible that if one or more of such matters were decided against us, the effects could be material to our results of operations in the period in which we would be required to record or adjust the related liability and could also be material to our financial condition and cash flows in the periods we would be required to pay such liability.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

(Dollar amounts are presented in thousands, except per share data and unless otherwise stated)

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “BWEN.” The following table sets forth the high and low bid prices of our common stock traded on the NASDAQ.

	Common Stock
	High	Low
2015
First quarter	$5.80	$4.63
Second quarter	5.12	3.58
Third quarter	3.93	2.07
Fourth quarter	3.19	1.78

	Common Stock
	High	Low
2014
First quarter	$12.22	$8.15
Second quarter	13.49	8.77
Third quarter	9.45	7.49
Fourth quarter	8.13	5.33

The closing price for our common stock as of February 18, 2016 was $1.76. As of February 18, 2016, there were 45 holders of record of our common stock.

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

Repurchases

On October 29, 2014, our Board authorized a program to repurchase up to $10,000 of our outstanding common stock over the ensuing six-month period,  at which time the program ended. Our share repurchase program did not obligate us to acquire any specific number of shares. The common stock could be acquired in the open market at prices subject to certain pricing guidelines determined by us. We had no obligation to repurchase shares, and we could discontinue purchases at any time that we determined additional purchases were not warranted. During the repurchase program, we purchased $1,850 of our outstanding common stock.

There were no repurchases of our equity securities under the repurchase program made during the year ended December 31, 2015.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities for the years ended December 31, 2015 or 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for information as of December 31, 2015 with respect to shares of our common stock that may be issued under our existing share‑based compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such are not required to provide information under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Annual Report, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind Energy, Inc. and its wholly‑owned Subsidiaries.

(Dollar amounts are presented in thousands, except per share data and unless otherwise stated)

In September 2015, our Board of Directors (the “Board”) approved a plan to divest or otherwise exit our Services segment.  In the fourth quarter of 2015 we sold or otherwise disposed of all Services segment fixed assets and the majority of the segment’s inventory, and we currently estimate the associated total loss on disposal to be $3,600. Consequently, this segment is now reported as a discontinued operation and we have revised our segment presentation to include two reportable operating segments: Towers and Weldments, and Gearing. All current and prior period financial results have been revised to reflect these changes.

We recognized sales of $199,200 in 2015, a 12% decrease compared to $225,800 in 2014. The decrease reflects lower sales in Towers and Weldments of $14,000, and in Gearing of $12,700. The Towers and Weldments segment revenues decrease of $14,000 on slightly lower volumes was due to the absence of a greater mix of larger, more complex towers sold in 2014, and a reduction in steel prices, which are generally passed through to the customer. Gearing revenues were down by $12,700 or 30%, with a substantial portion of the decline driven by a 55% decrease in sales to O&G and mining industry customers, partially offset by increased revenues from wind energy customers. We reported a net loss of $21,800 or $1.48 per share in 2015, compared to a net loss of $6,200 or $.42 per share in 2014. The $1.06 per share increased loss was due to reduced operating income in Towers and Weldments of $13,400, and increased net loss from discontinued operations of $5,200, partially offset by reduced losses in our Gearing segment and lower corporate expenses. The reduced Towers and Weldments segment results were due to a lower margin mix of tower sales, and 2015 operating inefficiency costs and inventory charges which resulted from a difficult contract at our Abilene, Texas tower facility (the “Abilene Tower Facility”). Additionally, we recorded a $900 environmental charge in our Gearing segment in 2015. These adverse factors were partly offset by lower Corporate expenses and the absence of a $1,600 regulatory settlement charge in the prior-year third quarter.

We booked $94,000 in net new orders in 2015, down significantly from $120,500 in 2014. Towers and Weldments orders, which vary considerably from quarter to quarter, totaled $69,100 in 2015, down from $77,600 in 2014 due to a reduction in steel pricing passed through to customers and lower weldments orders in 2015. Gearing orders totaled $24.9 million in 2015, down from $42.9 million in 2014 due to weaker demand from oil & gas and mining customers. In December 2015, the federal Production Tax Credit (the “PTC”) for new wind energy development projects was extended for an additional five-year period, which is expected to help stabilize wind energy markets and attract new investment. The 2015 extension phases-out the amount of the credit allowed over time based on the year when construction of the wind project is started. The phase-out schedule provides for 100% extension of the credit in 2015 and 2016, 80% in 2017, 60% in 2018 and 40% in 2019. Although the clearer investment horizon provided by the long-term extension is expected to stabilize the market for our products, it may also attract new competition in our industry. The new PTC extension also provides a longer time period to begin construction of qualifying wind projects than the previous legislation, which has caused some short-term delay in the commencement of wind farm development projects. A short-term result has been the delay of some near-term wind farm development projects. At December 31, 2015, total backlog was $93,900, down 53% from $201,400 at December 31, 2014.

As a result of recent weakness in some of our markets as described above, and in addition to discontinuing our Services segment, we took a number of cost reduction actions in 2015. These actions included idling two facilities, reducing headcount and eliminating positions totaling approximately 10% of our workforce. We have also consolidated our industrial weldment production into our Abilene, Texas location, and have reduced capital and discretionary spending in all areas to conserve cash. We plan to continue to actively monitor these markets and our spending.

We use our credit facility from time to time to fund temporary increases in working capital, and believe that our credit facility, together with the operating cash generated by our businesses, is sufficient to meet all cash obligations over the next twelve months.  For a further discussion of our capital resources and liquidity, including a description of recent amendments and waivers under our credit facility, please see the discussion under “Liquidity, Financial Position and Capital Resources” below.

RESULTS OF OPERATIONS

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2015 compared to the year ended December 31, 2014.

	For the Year Ended December 31,				2015 vs. 2014
		% of Total		% of Total
	2015	Revenue	2014	Revenue	$ Change	% Change
Revenues	$199,156	100%	$225,829	100%	$(26,673)	(11.8)%
Cost of sales	191,289	96.0%	204,852	90.7%	(13,563)	(6.6)%
Restructuring costs	—	—%	1,281	0.6%	(1,281)	(100)%
Gross profit	7,867	4.0%	19,696	8.7%	(11,829)	(60.1)%
Operating expenses
Selling, general and administrative expenses	18,271	9.2%	18,931	8.4%	(660)	(3.5)%
Intangible amortization	444	0.2%	444	0.2%	—	—%
Regulatory settlement	—	—%	1,566	0.7%	(1,566)	(100)%
Restructuring costs	1,060	0.5%	233	0.1%	827	354.9%
Total operating expenses	19,775	9.9%	21,174	9.4%	(1,399)	(6.6)%
Operating loss	(11,908)	(5.9)%	(1,478)	(0.7)%	(10,430)	(705.7)%
Other expense
Interest expense, net	(799)	(0.4)%	(656)	(0.3)%	(143)	(21.8)%
Other, net	425	0.2%	73	—%	352	482.2%
Gain on sale of assets and restructuring	—	—%	36	—%	(36)	(100)%
Total other expense, net	(374)	(0.2)%	(547)	(0.3)%	173	31.6%
Net loss before benefit for income taxes	(12,282)	(6.1)%	(2,025)	(0.9)%	(10,257)	(506.5)%
Benefit for income taxes	(36)	—%	(232)	(0.1)%	196	(84.5)%
Loss from continuing operations	(12,246)	(6.1)%	(1,793)	(0.8)%	(10,453)	(583.0)%
Loss from discontinued operations, net of tax	(9,561)	(4.8)%	(4,375)	(1.9)%	(5,186)	(118.5)%
Net loss	$(21,807)	(10.9)%	$(6,168)	(2.7)%	$(15,639)	(253.6)%

Consolidated

Revenues decreased by $26,673, from $225,829 for the year ended December 31, 2014, to $199,156 for the year ended December 31, 2015. The decrease reflects lower sales in Towers and Weldments of $13,985, and in Gearing of $12,665. The Towers and Weldments segment revenues decrease on slightly lower volumes was due to the absence of a greater mix of larger, more complex towers sold in 2014, and a reduction in steel prices, which are generally passed through to the customer. Weldments revenue for large industrial customers decreased $3,355 as compared to the prior year due to weakness in the mining industry. Gearing revenues were down by 30%, with a substantial portion of the decline driven by a 55% decrease in sales to O&G and mining industry customers, partially offset by increased revenues from wind energy customers.

Gross profit decreased by $11,829, from $19,696 for the year ended December 31, 2014, to $7,867 for the year ended December 31, 2015. The decrease in gross profit was primarily attributable to 2015 operating inefficiency costs and inventory charges related to production difficulties which resulted from a difficult contract at the Abilene Tower Facility, partially offset by an improvement in Gearing segment margins due to cost control efforts and the absence of a $1,280 restructuring charge to Gearing cost of sales in 2014. As a result, our gross margin decreased from 8.7% for the year ended December 31, 2014, to 4.0% for the year ended December 31, 2015.

Selling, general and administrative (“SG&A”) expenses decreased by $660, from $18,931 for the year ended December 31, 2014, to $18,271 for the year ended December 31, 2015. The small decrease was attributable to the absence of a one-time professional fee from 2014, partially offset by higher severance and legal fees in 2015. SG&A expenses as a percentage of sales increased from 8.4% in the year ended December 31, 2014, to 9.2% in the year ended December 31, 2015, reflecting lower sales from continuing operations in 2015.

Regulatory settlement expense decreased from $1,566 for the year ended December 31, 2014, to $0 for the year ended December 31, 2015 as no material regulatory issues were open.

Net loss increased from $6,168 for the year ended December 31, 2014, to $21,807 for the year ended December 31, 2015, as a result of the factors described above, and a $5,186 increase in the net loss from discontinued operations.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the years ended December 31, 2015 and 2014:

	Twelve Months Ended
	December 31,
	2015	2014
Orders	$69,146	$77,570
Revenues	170,919	184,904
Operating income	4,702	18,065
Operating margin	2.8%	9.8%

Towers and Weldments segment revenues decreased by $13,985, from $184,904 for the year ended December 31, 2014, to $170,919 for the year ended December 31, 2015. The Towers and Weldments segment revenues decrease on slightly lower volumes was due to the absence of a greater mix of larger, more complex towers sold in 2014, and a reduction in steel prices, which are generally passed through to the customer. Weldments revenue for large industrial customers decreased $3,355 as compared to the prior year due to weakness in the mining industry.

Towers and Weldments segment operating income decreased by $13,363, from $18,065 for the year ended December 31, 2014, to $4,702 for the year ended December 31, 2015. We experienced $6,249 in decreased profits attributable to a lower margin mix of tower sales and higher labor and overhead costs due to production difficulties in the Abilene Tower Facility. We also experienced $3,083 in costs associated with damaged and scrapped materials, and $1,364 of increased logistics and contractor fees, primarily due to a difficult tower contract and the associated need to re-schedule production multiple times, and ultimately move some production from the Abilene Tower Facility to our Manitowoc tower facility. The contract was nearly completed in 2015, with a small amount of remaining production obligation transferred to our Manitowoc, Wisconsin tower facility in December 2015 for completion in early 2016.  Additionally, we have experienced lower volumes and lower operating profitability of $1,703 in weldments. Operating margin decreased from 9.8% during the year ended December 31, 2014, to 2.8% during the year ended December 31, 2015.

Gearing Segment

The following table summarizes the Gearing segment operating results for the years ended December 31, 2015 and 2014:

	Twelve Months Ended
	December 31,
	2015	2014
Orders	$24,881	$42,910
Revenues	29,588	42,253
Operating loss	(8,235)	(9,423)
Operating margin	(27.8)%	(22.3)%

Gearing segment revenues decreased by $12,665, from $42,253 for the year ended December 31, 2014, to $29,588 for the year ended December 31, 2015. Gearing revenues were down sharply by 30%, with a substantial portion of the decline driven by a 55% decrease in sales to O&G and mining industry customers, partially offset by increased revenues from wind energy customers.

Gearing segment operating loss improved by $1,188, from $9,423 for the year ended December 31, 2014, to $8,235 for the year ended December 31, 2015. The decrease in operating loss was the result of strong cost control efforts in response to sharply lower revenues: $1,784 lower non-cash charges, $1,415 lower indirect labor costs, $593 lower restructuring expenses, partially offset by the impact of lower sales volume. As a result of the factors described above, operating margin decreased from (22.3%) for the year ended December 31, 2014, to (27.8%) for the year ended December 31, 2015.

Corporate and Other

Corporate and Other expenses improved by $1,745, from $10,083 for the year ended December 31, 2014, to $8,338 for the year ended December 31, 2015. The primary driver of the decrease in expense was the absence of a $1,566 provision to settle the SEC inquiry recorded in 2014. We also recorded separation cost of $1,154 in 2015 related to the departure of our former President and Chief Executive Officer, but this charge and higher legal fees were offset by lower incentive compensation expense and lower professional fees in 2015 as compared to 2014.

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

We have identified the accounting policies listed below to be critical to obtain an understanding of our consolidated financial statements. This section should also be read in conjunction with Note 1, “Description of Business and Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for further discussion of these and other significant accounting policies.

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

In some instances, typically within our Towers and Weldments segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition due to our customers’ preference to ship towers in batches to support efficient construction of wind farms. We recognize revenue under these arrangements only when the buyer requests the arrangement, title and risk of ownership has passed to the buyer, a fixed schedule for delivery exists, the ordered goods are segregated from inventory and not available to fill other orders and the goods are complete and ready for shipment. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

Warranty Liability

We provide warranty terms that generally range from one to five years for various products relating to workmanship and materials supplied by us. In certain contracts, we have recourse provisions for items that would enable us to seek recovery from third parties for amounts paid to customers under warranty provisions. We estimate the warranty accrual based on various factors, including historical warranty costs, current trends, product mix and sales.

Inventories

Inventories are stated at the lower of cost or market. We have recorded a reserve for excess of cost over market value in our inventory allowance. Market value of inventory, and management’s judgment of the need for reserves, encompasses consideration of other business factors including physical condition, inventory holding period, contract terms and usefulness. Inventories are valued based either on actual cost or using a first‑in, first out (“FIFO”) method.

Inventories consist of raw materials, work‑in‑process and finished goods. Raw materials consist of components and parts for general production use. Work‑in‑process consists of labor and overhead, processing costs, purchased subcomponents, and materials purchased for specific customer orders. Finished goods consist of components purchased from third parties as well as components manufactured by us that will be used to produce final customer products.

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

In evaluating the recoverability of definite‑lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to intangible assets. Asset recoverability is first measured by comparing the assets’ carrying amounts to their expected future undiscounted net cash flows to determine if the assets are impaired. If such assets are considered to be impaired, the impairment recognized is measured based on the amount by which the carrying amount of the assets exceeds the fair value.

Due to the Gearing segment’s operating losses in each quarter of 2015 combined with its history of continued operating losses, we continue to evaluate the recoverability of certain of our intangible assets associated with the Gearing segment. Based upon our December 31, 2015 impairment assessment, the undiscounted cash flows based upon our most recent projections were less than the carrying amount of relevant asset groups within the Gearing segment, and a possible impairment to these assets was indicated under step one of ASC 360 testing. In step two of ASC 360 testing, we compared the long-lived assets’ estimated fair values with the corresponding carrying amount of the assets. Under step two of ASC 360 testing, we assumed that the assets would be exchanged in an orderly transaction between market participants and would represent the highest and best use of these assets. Based on the step two analysis, we determined that no impairment to these assets was indicated as of December 31, 2015. To the extent the projections used in our analysis are not achieved, there may be a negative effect on the valuation of these assets.

Long‑Lived Assets

We review property and equipment and other long‑lived assets for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the assets are less than the carrying value of the related assets. The impairment loss would adjust the asset to its fair value.

In evaluating the recoverability of long‑lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If our cash flow estimates or related assumptions change in the future, we may be required to record impairment charges related to property and equipment and other long‑lived assets. Asset recoverability is first measured by comparing the assets’ carrying amounts to their expected future undiscounted net cash flows to determine if the assets are impaired. If such assets are considered to be impaired, the impairment recognized is measured based on the amount by which the carrying amount of the assets exceeds the fair value.

Due to the Gearing segment’s operating losses in each quarter of 2015 combined with its history of continued operating losses, we continue to evaluate the recoverability of certain of the long‑lived assets associated with the Gearing segment. Based upon our December 31, 2015 impairment assessment, the undiscounted cash flows based upon our most recent projections were less than the carrying amount of the related asset group, and a possible impairment to these assets was indicated under step one of ASC 360 testing. However, based on third-party appraisals and other estimates of the fair value of Gearing assets, we determined the fair value of these assets is in excess of carrying amounts under step two of ASC 360 testing, and no impairment was indicated. The appraised value of the assets was determined primarily using market value third-party appraisals. To the extent projections used in our evaluations are not achieved, there may be a negative effect on the valuation of these assets.

During 2015, we took a $186 charge to adjust the carrying value of the Clintonville, Wisconsin facility assets to fair value of this Assets Held for Sale to $554 as of December 31, 2015 based on negotiations that resulted in an executed sale contract subsequent to the year-end. The Clintonville facility was originally classified as an Assets Held For Sale in 2013, and due to depressed commercial real estate values we have recorded an additional impairment. We believe that the current classification remains appropriate.

The Cicero Avenue facility in Cicero, Illinois was taken offline in 2014 in conjunction with our plant consolidation completion. Due to ongoing environmental remediation, the Cicero Avenue facility is not immediately available for sale and it has not been classified as Assets Held for Sale, however in 2013, it was substantially impaired to its current carrying value of $560.

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

In connection with the preparation of our consolidated financial statements, we are required to estimate our income tax liability for each of the tax jurisdictions in which we operate. This process involves estimating our actual current income tax expense and assessing temporary differences resulting from differing treatment of certain income or expense items for income tax reporting and financial reporting purposes. We also recognize the expected future income tax benefits of net operating loss (“NOL”) carryforwards as deferred income tax assets. In evaluating the realizability of deferred income tax assets associated with NOL carryforwards, we consider, among other things, expected future taxable income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Changes in, among other things, income tax legislation, statutory income tax rates or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

We also account for the uncertainty in income taxes related to the recognition and measurement of a tax position taken or expected to be taken in an income tax return. We follow the applicable pronouncement guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition related to the uncertainty in these income tax positions.

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, we began to self‑insure for our workers’ compensation liability, including reserves for self‑retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. We take into account claims incurred but not reported when determining our workers’ compensation reserves. Workers’ compensation reserves are included in accrued liabilities. While we believe that we have adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred.

Health Insurance Reserves

At the beginning of the first quarter of 2014, we began to self‑insure for our health insurance liabilities, including reserves for self‑retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required health insurance reserves. We take into account claims incurred but not reported when determining our health insurance reserves. Health insurance reserves are included in accrued liabilities. While we believe that we have adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred.

Recent Accounting Pronouncements

We review new accounting standards as issued. Although some of the accounting standards issued or effective in the current fiscal year may be applicable to us, we have not identified any new standards that we believe merit further discussion, except as discussed below.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014‑09, Revenue from Contracts with Customers, which amends the guidance in former Accounting Standard Codification Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This update permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirement in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted for annual reporting periods beginning on or after December 15, 2016, including interim periods within that annual period. We will adopt the provisions of ASU 2014‑09 and ASU 2015-14 for the fiscal year beginning January 1, 2018, and are currently evaluating the impact on our condensed consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. This standard will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption allowed. During the fourth quarter of 2015, we elected to prospectively adopt this standard. The prior reporting period was not retrospectively adjusted. Note 15, “Income Taxes” of these condensed consolidated financial statements contains additional information regarding the adoption of this standard.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of December 31, 2015, cash and cash equivalents and short-term investments totaled $12,615, a decrease of $7,466 from December 31, 2014. Total debt and capital lease obligations at December 31, 2015 totaled $5,846, and we had the ability to borrow up to $9,500 under our Credit Facility (as defined below). We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances and our Credit Facility.

On August 23, 2012, we established a $20,000 secured revolving line of credit (the “Credit Facility”) with AloStar Bank of Commerce (“AloStar”) pursuant to a Loan and Security Agreement dated August 23, 2012 (as amended, the “Loan Agreement”). On June 29, 2015, the Credit Facility was amended to extend the maturity date, modify the applicable interest rate minimum quarterly interest charges and convert $5,000 of the original Credit Facility amount into a term loan (the “Term Loan”). The Credit Facility and the Term Loan each mature on August 31, 2016.

Under the terms of the Credit Facility, AloStar will advance funds when requested up to the level of our borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Under the Credit Facility, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance.

The Loan Agreement contains customary representations and warranties. It also contains a requirement that we, on a consolidated basis, maintain a minimum monthly fixed charge coverage ratio (the “Fixed Charge Coverage Ratio Covenant”) and minimum monthly earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (“Adjusted EBITDA Covenant”), along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications.  As of September 30, 2015, we were not in compliance with the Adjusted EBITDA Covenant.  Consequently, an Eighth Amendment to Loan and Security Agreement and Waiver was executed on October 16, 2015, which waived our compliance with all covenants as of September 30, 2015, amended the Adjusted EBITDA Covenant going forward and provided that the Fixed Charge Coverage Ratio Covenant would be recalculated for future periods commencing with the quarter ending March 31, 2016.

We are considering renewal of the Credit Facility and also reviewing other financing alternatives in anticipation of the scheduled expiration of the Credit Facility and the Term Loan on August 31, 2016. As of December 31, 2015, there was no outstanding indebtedness under the Credit Facility, we had the ability to borrow up to $9,500 thereunder and the per annum interest rate thereunder was 4.25%.  Also as of December 31, 2015, there was $2,799 in outstanding indebtedness under the Term Loan. As of December 31, 2015, we were not in compliance with the Adjusted EBITDA Covenant. On February 23, 2016, we and AloStar executed a Ninth Amendment to Loan and Security Agreement and Waiver (the “Ninth Amendment”), which waived our compliance with the Adjusted EBITDA Covenant as of December 31, 2015, amended the Adjusted EBITDA Covenant going forward, provided that the Fixed Charge Coverage Ratio Covenant would be recalculated for future periods commencing with the quarter ending June 30, 2016, reduced the amount of the Credit Facility to $10,000, and extended the maturity date of the Credit Facility to February 28, 2017. The Ninth Amendment also contains a liquidity requirement of $3,500 and establishes a reserve against the borrowing base in an amount equal to the outstanding balance of the Term Loan at any given time.

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

Sources and Uses of Cash

Operating Cash Flows

During the year ended December 31, 2015 net cash used by operations was $5,512 compared to net cash provided by operating activities totaled $6,115 for the year ended December 31, 2014. The decrease in net cash provided by operating activities was primarily attributable to the timing of receipt of customer deposits and a larger loss from continuing operations in 2015. Partly offsetting this were lower accounts receivable and inventory and higher account payable levels.

Investing Cash Flows

During the year ended December 31, 2015, net cash provided by investing activities was $212 compared to net cash used in investing activities of $12,169 for the year ended December 31, 2014. The increase in net cash provided by investing activities as compared to the prior‑year period was primarily attributable to lower purchases of available for sale securities and lower capital expenditures in 2015.

Financing Cash Flows

During the year ended December 31, 2015, net cash provided by financing activities was $2,052 compared to net cash used in financing activities of $2,767 for the year ended December 31, 2014. The increase in net cash provided by financing activities as compared to the prior‑year period was due primarily to lower repurchases of common stock and proceeds from debt in 2015.

Other

Included in Long Term Debt, Net of Current Maturities is $2,600 associated with the New Markets Tax Credit transaction described further in Note 19, “New Markets Tax Credit Transaction” in the notes to our consolidated financial statements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as such are not required to provide information under this item.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such are not required to provide information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Part IV, Item 15 “EXHIBITS AND FINANCIAL STATEMENT SCHEDULES” of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal year reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2015 because of the material weaknesses in internal control over financial reporting described below.

(b)Changes in Internal Control over Financial Reporting

We made one change in our internal control over financial reporting during our last fiscal year that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. As more fully described below, our inventory cycle count procedures did not initially call for a complete count of inventory items with a low individual value (“C items”); therefore, we updated our cycle count policy to require full annual coverage of all inventory items. We did not conduct these complete cycle counts of C items in our Towers and Weldments segment in the last quarter of 2015.

(c)Report of Management on Internal Control Over Financial Reporting

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2015, our internal control over financial reporting was not effective because of the material weaknesses in internal control over financial reporting described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Inventory Accounting

We did not maintain effective controls over the completeness, accuracy and existence of inventory during 2015. Specifically, controls over completeness, accuracy and existence regarding one specific type of inventory in our Towers and Weldments segment were not properly designed to prevent or detect material misstatements on a timely basis and, therefore, constitute a material weakness. Transactions for towers internal inventory components were not always properly recorded in our inventory records and these errors were not caught timely because our cycle count and annual count procedures did not require a complete count of inventory items with a low individual value. We began conducting these complete cycle counts of C items in the last quarter of the year. This material weakness resulted in inventory charges of $919 that were corrected prior to the issuance of this Annual Report and give rise to a reasonable possibility that material misstatements of inventory in our annual or interim financial statements will not be prevented or detected on a timely basis.

(d)Remediation Plan

As part of our commitment to strong internal controls over financial reporting, we (a) conducted an assessment of the root causes of the related control deficiencies, (b) began complete counts of related inventory in connection with our year-end closing, (c) made progress in remediating issues, and (d) will initiate other remedial actions under the oversight of the Board’s Audit Committee, including:

Inventory Accounting

•	Reviewing and testing the revised design of controls with respect to the transaction processing of towers internal inventory components to enhance timely and accurate inventory reporting, and
•

Fully implementing the revised design of controls with respect to annual cycle counting of inventory items with a low individual value (“C items”) to ensure that transaction errors are detected, and that valuation of Company inventory and related cost of goods sold are properly and timely reported.

We believe we have made substantial progress toward completing our remediation of the above-described material weakness in the fourth quarter of 2015 and throughout our year-end closing process by performing a comprehensive count and analysis of detailed internal inventory components, assessing the magnitude of potential out-of-period adjustments, and making required adjustments to our financial statements. We will maintain and validate the effective operation of these controls in 2016, before concluding that we have remediated this material weakness in inventory completeness, accuracy and existence controls.

We can give no assurance that the measures we take will remediate the material weaknesses that we identified or that any additional material weaknesses will not arise in the future. We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes that management determines appropriate.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On February 23, 2016, we and AloStar executed the Ninth Amendment, which waived our compliance with the Adjusted EBITDA Covenant as of December 31, 2015, amended the Adjusted EBITDA Covenant going forward, provided that the Fixed Charge Coverage Ratio Covenant would be recalculated for future periods commencing with the quarter ending June 30, 2016, reduced the amount of the Credit Facility to $10,000, extended the maturity date of the Credit Facility to February 28, 2017. The Ninth Amendment also contains a liquidity requirement of $3,500 and establishes a reserve against the borrowing base in an amount equal to the outstanding balance of the Term Loan at any given time.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Ninth Amendment, which is attached hereto as Exhibit 10.49.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of the description of our Code of Ethics and Business Conduct below, the information required by this item is incorporated herein by reference from the discussion under the headings “Directors and Director Compensation,” “Corporate Governance,” “Executive Officers” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”).

Code of Ethics

We have adopted a Code of Ethics and Business Conduct (the “Code”) that applies to all of our directors, executive officers and senior financial officers (including our principal executive officer, principal financial officer, principal accounting officer, controller, and any person performing similar functions). The Code is available on our website at www.bwen.com under the caption “Investors” and is available in print, free of charge, to any stockholder who sends a request for a paper copy to Broadwind Energy, Inc., Attn: Investor Relations, 3240 South Central Avenue, Cicero, IL 60804. We intend to include on our website any amendment to, or waiver from, a provision of the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S‑K.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding director and executive compensation is incorporated by reference from the discussion under the headings “Directors and Director Compensation” and “Executive Officers” in the 2016 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference from the discussion under the heading “Security Ownership of Certain Beneficial Holders and Management” in the 2016 Proxy Statement.

The following table provides information as of December 31, 2015, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Number of securities
remaining available for
	Number of securities			future issuances under
	to be issued upon		Weighted‑average	equity compensation
	exercise of		exercise price of	plans (excluding
	outstanding options,		outstanding options,	securities reflected in
Plan Category	warrants, and rights		warrants, and rights	column (a))
Equity compensation plans approved by stockholders	522,007	(1)	$8.49	1,114,534
Total	522,007		$8.49	1,114,534

(1)

Includes outstanding stock options to purchase shares of our common stock and outstanding restricted stock awards pursuant to the Amended and Restated Broadwind Energy, Inc. 2007 Equity Incentive Plan, the Broadwind Energy, Inc. 2012 Equity Incentive Plan, and the Broadwind Energy, Inc. 2015 Equity Incentive Plan. Each of these plans has been approved by our stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the discussion under the headings “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2016 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the discussion under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2016 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.  Financial Statements

The financial statements listed on the Index to Financial Statements (page 29) are filed as part of this Annual Report.

2.  Financial Statement Schedules

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.  Exhibits

The exhibits listed on the Index to Exhibits (pages 64 through 67) are filed as part of this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Broadwind Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Broadwind Energy, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadwind Energy, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois

February 26, 2016

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,436	$12,057
Short-term investments	6,179	8,024
Restricted cash	83	83
Accounts receivable, net	9,784	17,043
Inventories, net	24,219	31,144
Prepaid expenses and other current assets	1,530	1,587
Current assets held for sale	4,403	7,805
Total current assets	52,634	77,743
LONG-TERM ASSETS:
Property and equipment, net	51,906	58,529
Intangible assets, net	5,016	5,459
Other assets	351	413
Long-term assets held for sale	—	4,473
TOTAL ASSETS	$109,907	$146,617
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,799	$118
Current portions of capital lease obligations	447	767
Accounts payable	13,822	17,547
Accrued liabilities	8,134	9,260
Customer deposits	9,940	22,397
Current liabilities held for sale	1,613	1,579
Total current liabilities	36,755	51,668
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,600	2,646
Long-term capital lease obligations, net of current portions	—	426
Other	3,060	3,467
Long-term liabilities held for sale	—	30
Total long-term liabilities	5,660	6,569
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,012,789 and 14,844,307 shares issued as of December 31, 2015, and 2014, respectively	15	15
Treasury stock, at cost, 273,937 shares at December 31, 2015 and 2014, respectively	(1,842)	(1,842)
Additional paid-in capital	378,104	377,185
Accumulated deficit	(308,785)	(286,978)
Total stockholders’ equity	67,492	88,380
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,907	$146,617

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2015	2014
Revenues	$199,156	$225,829
Cost of sales	191,289	204,852
Restructuring	—	1,281
Gross profit	7,867	19,696
OPERATING EXPENSES:
Selling, general and administrative	18,271	18,931
Intangible amortization	444	444
Regulatory settlement	—	1,566
Restructuring	1,060	233
Total operating expenses	19,775	21,174
Operating loss	(11,908)	(1,478)
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(799)	(656)
Other, net	425	73
Gain on sale of assets and restructuring	—	36
Total other expense, net	(374)	(547)
Net loss before benefit for income taxes	(12,282)	(2,025)
Benefit for income taxes	(36)	(232)
LOSS FROM CONTINUING OPERATIONS	(12,246)	(1,793)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(9,561)	(4,375)
NET LOSS	$(21,807)	$(6,168)
NET LOSS PER COMMON SHARE—BASIC AND DILUTED:
Loss from continuing operations	$(0.83)	$(0.12)
Loss from discontinued operations	(0.65)	(0.30)
Net loss	$(1.48)	$(0.42)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—Basic and diluted	14,677	14,715

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Issued		Issued	Additional	Accumulated
	Issued	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
BALANCE, December 31, 2013	14,627,990	$15	—	$—	$376,125	$(280,810)	$95,330
Stock issued for restricted stock	196,208	—	—	—	—	—	—
Stock issued under stock option plans	2,863	—	—	—	9	—	9
Stock issued under defined contribution 401(k) retirement savings plan	17,246	—	—	—	163	—	163
Stock repurchases under repurchase program	—	—	(273,937)	(1,842)	—	—	(1,842)
Share-based compensation	—	—	—	—	888	—	888
Net loss	—	—	—	—	—	(6,168)	(6,168)
BALANCE, December 31, 2014	14,844,307	$15	(273,937)	$(1,842)	$377,185	$(286,978)	$88,380
Stock issued for restricted stock	168,482	—	—	—	—	—	—
Share-based compensation	—	—	—	—	919	—	919
Net loss	—	—	—	—	—	(21,807)	(21,807)
BALANCE, December 31, 2015	15,012,789	$15	(273,937)	$(1,842)	$378,104	$(308,785)	$67,492

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,807)	$(6,168)
Loss from discontinued operations	(9,561)	(4,375)
Loss from continuing operations	(12,246)	(1,793)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	9,179	10,944
Impairment charges	183	84
Stock-based compensation	919	888
Allowance for doubtful accounts	35	65
Common stock issued under defined contribution 401(k) plan	—	163
Gain on disposal of assets	(98)	(157)
Changes in operating assets and liabilities:
Accounts receivable	7,223	498
Inventories	6,925	1,599
Prepaid expenses and other current assets	(25)	2,091
Accounts payable	(3,625)	(8,872)
Accrued liabilities	(1,126)	1,330
Customer deposits	(12,457)	(253)
Other non-current assets and liabilities	(399)	(472)
Net cash (used in) provided by operating activities of continued operations	(5,512)	6,115
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(8,062)	(15,088)
Sales of available for sale securities	5,082	1,101
Maturities of available for sale securities	4,825	7,106
Purchases of property and equipment	(2,789)	(6,297)
Proceeds from disposals of property and equipment	1,156	1,009
Net cash provided by (used in) investing activities of continued operations	212	(12,169)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	—	9
Net proceeds used in repurchasing of common stock	—	(1,842)
Payments on lines of credit and notes payable	(118,212)	(15,850)
Proceeds from lines of credit and notes payable	118,212	15,850
Proceeds from long-term debt	5,000	—
Payments on long-term debt	(2,201)	—
Principal payments on capital leases	(747)	(934)
Net cash provided by (used in) financing activities of continued operations	2,052	(2,767)
DISCONTINUED OPERATIONS:
Operating cash flows	(5,327)	(3,613)
Investing cash flows	2,864	(151)
Financing cash flows	(3)	(201)
Net cash used in discontinued operations	(2,466)	(3,965)
Add: Cash balance of discontinued operations, beginning of period	93	185
Less: Cash balance of discontinued operations, end of period	—	93
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,621)	(12,694)
CASH AND CASH EQUIVALENTS, beginning of the period	12,057	24,751
CASH AND CASH EQUIVALENTS, end of the period	$6,436	$12,057
Supplemental cash flow information:
Interest paid	$652	$601
Income taxes paid	$48	$62
Non-cash investing and financing activities:
Issuance of restricted stock grants	$919	$888
Common stock issued under defined contribution 401(k) plan	$—	$163

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Broadwind Energy, Inc. (the “Company”) provides technologically advanced high‑value products to energy, mining and infrastructure sector customers, primarily in the United States of America (the “U.S.”). The Company’s most significant presence is within the U.S. wind energy industry, although the Company has diversified into other industrial markets. Within the U.S. wind energy industry, the Company provides products primarily to turbine manufacturers. Outside of the wind energy market, the Company provides precision gearing and specialty weldments to a broad range of industrial customers for oil and gas (“O&G”), mining, steel and other industrial applications. The Company has two reportable operating segments: Towers and Weldments, and Gearing.

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

Gearing

The Company engineers, builds and remanufactures precision gears and gearing systems for O&G, wind energy, mining, steel and other industrial applications. The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment in Neville Island, Pennsylvania.

Liquidity

The Company meets its short term liquidity needs through cash generated from operations, through its available cash balances and through the Company’s secured revolving line of credit (the “Credit Facility”) with AloStar Bank of Commerce (“AloStar”). The Company uses the Credit Facility from time to time to fund temporary increases in working capital, and believes the Credit Facility, together with the operating cash generated by the business, will be sufficient to meet all cash obligations for the next twelve months.

On August 23, 2012, the Company established a $20,000 Credit Facility with AloStar pursuant to a Loan and Security Agreement (as amended, the “Loan Agreement”). On June 29, 2015, the Credit Facility was amended to extend the maturity date, modify the applicable interest rate minimum quarterly interest charges and convert $5,000 of the original Credit Facility amount into a term loan (the “Term Loan”). The Credit Facility and the Term Loan each mature on August 31, 2016.

Under the terms of the Credit Facility, AloStar will advance funds when requested up to the level of the Company’s borrowing base, which consists of approximately 85% of eligible receivables and approximately 50% of eligible inventory. Under the Credit Facility, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance. As of December 31, 2015, cash and cash equivalents and short-term investments totaled $12,615, a decrease of $7,466 from December 31, 2014, and $0 was outstanding under the Credit Facility. The Company had the ability to borrow up to $9,500 under the Credit Facility as of December 31, 2015.

The Loan Agreement contains customary representations and warranties. It also contains a requirement that the Company, on a consolidated basis, maintain a minimum monthly fixed charge coverage ratio (the “Fixed Charge Coverage Ratio Covenant”) and minimum monthly earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (“Adjusted EBITDA Covenant”), along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications.  As of September 30, 2015, the Company was not in compliance with the Adjusted EBITDA Covenant.  Consequently, an Eighth Amendment to Loan and

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

Security Agreement and Waiver was executed on October 16, 2015, which waived the Company’s compliance with all covenants as of September 30, 2015, amended the Adjusted EBITDA Covenant going forward and provided that the Fixed Charge Coverage Ratio Covenant would be recalculated for future periods commencing with the quarter ending March 31, 2016. As of December 31, 2015, the Company was not in compliance with the Adjusted EBITDA Covenant. On February 23, 2016, the Company and AloStar executed a Ninth Amendment to Loan and Security Agreement and Waiver (the “Ninth Amendment”), which waived the Company’s compliance with the Adjusted EBITDA Covenant as of December 31, 2015, amended the Adjusted EBITDA Covenant going forward, provided that the Fixed Charge Coverage Ratio Covenant would be recalculated for future periods commencing with the quarter ending June 30, 2016, reduced the amount of the Credit Facility to $10,000  and extended the maturity date of the Credit Facility to February 28, 2017. The Ninth Amendment also contains a liquidity requirement of $3,500 and establishes a reserve against the borrowing base in an amount equal to the outstanding balance of the Term Loan at any given time.

The Company is considering renewal of the Credit Facility and other financing alternatives in anticipation of the scheduled expiration of the Credit Facility and the Term Loan on August 31, 2016. As of December 31, 2015, there was no outstanding indebtedness under the Credit Facility, the Company had the ability to borrow up to $9,515 thereunder and the per annum interest rate thereunder was 4.25%.  Also as of December 31, 2015, there was $2,799 in outstanding indebtedness under the Term Loan.

The reduction in cash and cash equivalents as of December 31, 2015, when compared to levels at December 31, 2014, was due to the Company fulfilling customers’ orders for which the Company had previously received deposits, reducing customer deposits by $12,457 since December 31, 2014. Upon fulfilling the orders, the Company was able to recognize the cash from the deposits as revenue. The spike in inventory levels experienced early in 2015 has reversed; net inventory of $24,219 as of December 31, 2015 is $6,925 lower than at December 31, 2014.

Total debt and capital lease obligations at December 31, 2015 totaled $5,846, and the Company is obligated to make principal payments under the outstanding debt totaling $3,246 over the next twelve months.

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

Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

These consolidated financial statements include the accounts of the Company and entities in which it has a controlling financial interest. All significant intercompany transactions and balances have been eliminated in consolidation. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”).

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a VIE, and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of VIE’s. The accounting standard for the consolidation of VIE’s requires the Company to

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

qualitatively assess if the Company was the primary beneficiary of the VIE based on whether the Company had (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant. Refer to Note 19, “New Markets Tax Credit Transaction” of these consolidated financial statements for a description of two VIE’s included in the Company’s consolidated financial statements.

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include revenue recognition, future tax rates, inventory reserves, warranty reserves, impairment of long-lived assets, and allowance for doubtful accounts. Although these estimates are based upon management’s best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from these estimates.

Out-of-Period Adjustment

Included  in the results of operations for the year ended December 31, 2015, are out-of-period adjustments, which represent corrections of prior-period errors relating to the inventory balance in the Company’s Towers & Weldments segment.  During the fourth quarter of 2015, the Company determined that the cost of certain component parts had not been properly assigned to previously sold towers resulting in an overstatement of inventory and an understatement of previously reported cost of goods sold.  The out-of-period impact of the error recorded was approximately $231 related to periods prior to 2015.  The correction of these errors was not material to the year ended December 31, 2015 or any of the prior interim or annual periods.

Cash and Cash Equivalents and Short‑Term Investments

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short‑term government bonds, Treasury bills, marketable securities and commercial paper. Marketable investments with original maturities between three and twelve months are recorded as short‑term investments. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short‑term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company’s consolidated statements of operations. As of December 31, 2015 and December 31, 2014, cash and cash equivalents totaled $6,436 and $12,057, respectively, and short‑term investments totaled $6,179 and $8,024, respectively. For the years ended December 31, 2015 and 2014, interest income was $10 and $21, respectively.

Restricted Cash

Restricted cash balances relate primarily to provisions contained in certain vendor agreements. The Company anticipates that all restricted cash balances will be used for current purposes. As of December 31, 2015 and 2014, the Company had restricted cash in the amount of $83.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete and when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable, collectability is reasonably assured and delivery has occurred per the terms of the contract. Customer deposits, deferred revenue and other receipts are deferred and recognized when the revenue is realized and earned. Cash payments to customers are presumed to be classified as reductions of revenue in the Company’s statement of operations.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

In some instances, typically within the Company’s Towers and Weldments segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. The Company recognizes revenue under these arrangements only when the buyer requests the arrangement, a fixed schedule for delivery exists, the ordered goods are segregated from inventory and not available to fill other orders and the goods are complete and ready for shipment. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

Cost of Sales

Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include operation, repair and maintenance of equipment, materials, direct and indirect labor and benefit costs, rent and utilities, maintenance, insurance, equipment rentals, freight in and depreciation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all corporate and administrative functions such as sales and marketing, legal, human resource management, finance, investor and public relations, information technology and senior management. These functions serve to support the Company’s current and future operations and provide an infrastructure to support future growth. Major expense items in this category include management and staff wages and benefits, share‑based compensation and professional services.

Accounts Receivable

The Company generally grants uncollateralized credit to customers on an individual basis based upon the customer’s financial condition and credit history. Credit is typically on net 30 day terms and customer deposits are frequently required at various stages of the production process to minimize credit risk.

Historically, the Company’s accounts receivable (“A/R”) are highly concentrated with a select number of customers. During the year ended December 31, 2015, the Company’s five largest customers accounted for 92% of its consolidated revenues and 71% of outstanding A/R balances, compared to the year ended December 31, 2014 when the Company’s five largest customers accounted for 91% of its consolidated revenues and 91% of its outstanding A/R balances.

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

The Company monitors its collections and write‑off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the realizability of its A/R, as noted above, or modifications to the Company’s credit standards, collection practices and other related policies may impact its allowance for doubtful accounts and its financial results. Bad debt expense for the years ended December 31, 2015 and 2014 was $87 and $73, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined either based on the first‑in, first‑out (“FIFO”) method, or on a standard cost basis that approximates the FIFO method. Market is determined based on net realizable value. Any excess of cost over market value is included in the Company’s inventory allowance. Market value of

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

inventory, and management’s judgment of the need for reserves, encompasses consideration of other business factors including physical condition, inventory holding period, contract terms and usefulness.

Inventories consist of raw materials, work‑in‑process and finished goods. Raw materials consist of components and parts for general production use. Work‑in‑process consists of labor and overhead, processing costs, purchased subcomponents and materials purchased for specific customer orders. Finished goods consist of components purchased from third parties as well as components manufactured by the Company that will be used to produce final customer products.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is recognized using the straight‑line method over the estimated useful lives of the related assets for financial reporting purposes, and generally an accelerated method for income tax reporting purposes. Depreciation expense related to property and equipment for the years ended December 31, 2015 and 2014 was $8,736 and $10,500, respectively. Expenditures for additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the useful lives of the respective assets are expensed as incurred. The Company has in the past capitalized interest costs incurred on indebtedness used to construct property and equipment. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. There was no interest cost capitalized during the years ended December 31, 2015 or 2014. Property or equipment sold or disposed of is removed from the respective property accounts, with any corresponding gains and losses recorded to other income or expense in the Company’s consolidated statement of operations.

Property and equipment and other long‑lived assets are reviewed for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the assets is less than the carrying value of the related asset or asset group. The impairment loss would adjust the asset to its fair value.

In evaluating the recoverability of long‑lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If the Company’s fair value estimates or related assumptions change in the future, the Company may be required to record impairment charges related to property and equipment and other long‑lived assets. Asset recoverability is first measured by comparing the assets’ carrying amounts to their expected future undiscounted net cash flows to determine if the assets are impaired. If such assets are considered to be impaired, the impairment recognized is measured based on the amount by which the carrying amount of the assets exceeds the fair value. To the extent the projections used in the Company’s analysis are not achieved, there may be a negative effect on the valuation of these assets.

Intangible Assets

The Company reviews intangible assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur an impairment loss is recognized if the undiscounted future cash flows expected to be generated by the assets are less than the carrying value of the related asset or asset group. The impairment loss would adjust the asset to its fair value.

In evaluating the recoverability of definite‑lived intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If fair value estimates or related assumptions change in the future, the Company may be required to record impairment charges related to intangible assets. Asset recoverability is first measured by comparing the assets’ carrying amounts to their expected future undiscounted net cash flows to determine if the assets are impaired. If such assets are considered to be impaired, the impairment recognized is measured based on the amount by which the carrying amount of the assets exceeds the fair value. To the extent the projections used in the Company’s analysis are not achieved, there may be a negative effect on the valuation of these assets.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

Warranty Liability

The Company provides warranty terms that generally range from one to five years for various products and services relating to workmanship and materials supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable the Company to pursue recovery from third parties for amounts paid to customers under warranty provisions. Warranty liability is recorded in accrued liabilities within the consolidated balance sheet. The Company estimates the warranty accrual based on various factors, including historical warranty costs, current trends, product mix and sales. The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2015 and 2014 were as follows:

	As of December 31,
	2015	2014
Balance, beginning of period	$1,054	$396
Addition to (reduction of) warranty reserve	(72)	745
Warranty claims	(381)	(87)
Balance, end of period	$601	$1,054

As of December 31, 2015, the decrease in the warranty liabilities was due primarily to settlement of a $371 obligation to a specific customer completed during 2015.

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

In connection with the preparation of its consolidated financial statements, the Company is required to estimate its income tax liability for each of the tax jurisdictions in which the Company operates. This process involves estimating the Company’s actual current income tax expense and assessing temporary differences resulting from differing treatment of certain income or expense items for income tax reporting and financial reporting purposes. The Company also recognizes as deferred income tax assets the expected future income tax benefits of net operating loss (“NOL”) carryforwards. In evaluating the realizability of deferred income tax assets associated with NOL carryforwards, the Company considers, among other things, expected future taxable income, the expected timing of the reversals of existing temporary reporting differences and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Changes in, among other things, income tax legislation, statutory income tax rates or future taxable income levels could materially impact the Company’s valuation of income tax assets and liabilities and could cause its income tax provision to vary significantly among financial reporting periods.

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

Share‑Based Compensation

The Company grants incentive stock options and restricted stock units to certain officers, directors, and employees. The Company accounts for share‑based compensation related to these awards based on the estimated fair value of the equity award and recognizes expense ratably over the vesting term of the award. See Note 16 “Share‑Based Compensation” of these consolidated financial statements for further discussion of the Company’s share‑based compensation plans, the nature of share‑based awards issued and the Company’s accounting for share‑based compensation.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

Net Loss Per Share

The Company presents both basic and diluted net loss per share. Basic net loss per share is based solely upon the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net loss per share is based upon the weighted average number of common shares and common‑share equivalents outstanding during the year excluding those common‑share equivalents where the impact to basic net loss per share would be anti‑dilutive.

2. EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2015 and 2014 as follows:

	For the Years Ended December 31,
	2015	2014
Basic earnings per share calculation:
Net loss	$(21,807)	$(6,168)
Weighted average number of common shares outstanding	14,677	14,715
Basic net loss per share	$(1.48)	$(0.42)
Diluted earnings per share calculation:
Net loss	$(21,807)	$(6,168)
Weighted average number of common shares outstanding	14,677	14,715
Common stock equivalents:
Stock options and non-vested stock awards	—	—
Weighted average number of common shares outstanding	14,677	14,715
Diluted net loss per share	$(1.48)	$(0.42)

(1)

Stock options and restricted stock units (“RSU’s”) granted and outstanding of 522,007 and 673,756 as of December 31, 2015 and 2014, respectively, are excluded from the computation of diluted earnings due to the anti‑dilutive effect as a result of the Company’s net loss for these respective years.

3. DISCONTINUED OPERATIONS

The Company’s Services segment has had substantial continued operating losses for several years, due to operating issues and an increasingly competitive environment due in part to increased in-sourcing of service functions by customers. In July, 2015 the Company’s Board of Directors (the “Board”) directed management to evaluate potential strategic alternatives with respect to the Services segment. In September, 2015 the Board authorized management to sell substantially all of the assets of the Services segment to one or more third-party purchasers, and thereafter to liquidate or otherwise dispose of any such assets remaining unsold. The Company began negotiations to sell substantially all the assets of the Services segment in the third quarter of 2015. The exit of this business is a strategic shift that has had a major effect on the Company; therefore, the Company reclassified the related assets and liabilities of the Services segment as held for sale. In connection with the divestiture, which was substantially completed in December 2015, the Company sold $5,406 of net assets, resulting in a $2,096 loss. In addition, the Company recorded an asset impairment charge of approximately $1,500 to reduce the carrying value of the remaining net assets held for sale to their estimated fair value based on anticipated sales in the open market within the next 12 months. The impairment charge and loss on sale is included in “Loss before benefit for income taxes” in “Results of Discontinued Operations.”

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

Results of Discontinued Operations

Results of operations associated with Services segment, which are reflected as discontinued operations in the Company’s condensed consolidated statements of income for the twelve months ended December 31, 2015 and 2014, were as follows:

	Year Ended December 31,
	2015	2014
Revenues	$10,486	$15,560
Cost of sales	(14,395)	(17,765)
Selling, general and administrative	(2,153)	(2,252)
Interest expense, net	(36)	(71)
Other income and expense items	133	153
Impairment of held for sale assets and liabilities and loss on sale of assets	(3,596)	—
Loss from discontinued operations before benefit for income taxes	$(9,561)	$(4,375)

Assets and Liabilities Held for Sales

Assets and liabilities classified as held for sale in the Company’s consolidated balance sheets as of December 31, 2015 and 2014 include the following:

	December 31,	December 31,
	2015	2014
Assets:
Accounts receivable, net	$2,119	$2,969
Inventories, net	2,118	3,777
Prepaid expenses and other current assets	606	321
Property and equipment, net	—	4,423
Other assets	—	50
Assets Held For Sale Related To Discontinued Operations	4,843	11,540
Impairment of discontinued assets held for sale	(1,500)	—
Total Assets Held For Sale Related To Discontinued Operations	$3,343	$11,540
Liabilities:
Current maturities of long-term debt	$—	$140
Accounts payable	367	914
Accrued liabilities	433	293
Customer deposits and other current obligations	49	232
Long-term debt, net of current maturities	—	5
Other long-term liabilities	17	25
Total Liabilities Held For Sale Related To Discontinued Operations	$866	$1,609

4. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. Although some of the accounting standards issued or effective in the current fiscal year may be applicable to it, the Company believes that none of the new standards have a significant impact on its consolidated financial statements, except as discussed below.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014 09, Revenue from Contracts with Customers, which amends the guidance in former Accounting Standards Codification Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This update permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirement in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted for annual reporting periods beginning on or after December 15, 2016, including interim periods within that annual period. The Company will adopt the provisions of ASU 2014-09 for the fiscal year beginning January 1, 2018, and is currently evaluating the impact on its condensed consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. This standard will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption allowed. During the fourth quarter of 2015, the Company elected to prospectively adopt this standard. The prior reporting period was not retrospectively adjusted. Note 15, “Income Taxes” of these condensed consolidated financial statements contains additional information regarding the adoption of this standard.

5. CASH AND CASH EQUIVALENTS AND SHORT‑TERM INVESTMENTS

The components of cash and cash equivalents and short‑term investments as of December 31, 2015 and December 31, 2014 are summarized as follows:

	As of
	December 31,
	2015	2014
Cash and cash equivalents:
Cash	$4,614	$8,651
Money market funds	199	877
Corporate & Municipal bonds	1,623	2,529
Total cash and cash equivalents	6,436	12,057
Short-term investments (available-for-sale):
Corporate & Municipal bonds	6,179	8,024
Total cash and cash equivalents and short-term investments	$12,615	$20,081

6. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the A/R allowance from operations for the years ended December 31, 2015 and 2014 consists of the following:

	For the Years Ended
	December 31,
	2015	2014
Balance at beginning of period	$81	$16
Bad debt expense	87	73
Write-offs	(11)	—
Other adjustments	(73)	(8)
Balance at end of period	$84	$81

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

7. INVENTORIES

The components of inventories from operations as of December 31, 2015 and 2014 are summarized as follows:

	As of December 31,
	2015	2014
Raw materials	$14,868	$21,385
Work-in-process	8,540	8,554
Finished goods	2,661	2,971
	26,069	32,910
Less: Reserve for excess and obsolete inventory	(1,850)	(1,766)
Net inventories	$24,219	$31,144

8. PROPERTY AND EQUIPMENT

The cost basis and estimated lives of property and equipment from continuing operations as of December 31, 2015 and 2014 are as follows:

	As of December 31,
	2015	2014	Life
Land	$1,982	$1,982
Buildings	20,874	20,873	39	years
Machinery and equipment	95,546	98,218	2	-	10	years
Office furniture and equipment	3,446	3,126	3	-	7	years
Leasehold improvements	8,169	8,003	Asset life or life of lease
Construction in progress	993	1,403
	131,010	133,605
Less accumulated depreciation and amortization	(79,104)	(75,076)
	$51,906	$58,529

During the fourth quarter of 2015, the Company continued to experience triggering events associated with the Gearing segment’s current period operating losses combined with their history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its long‑lived assets associated with the Gearing segment. Based upon the Company’s December 31, 2015 impairment assessment, the undiscounted cash flows based upon the Company’s most recent projections were less than the carrying amount of relevant asset groups within the Gearing segment, and a possible impairment to these assets was indicated under step one of ASC 360. However, based on third-party appraisals and other estimates of the fair value of the assets, the Company determined that the fair value of these assets is in excess of their carrying amount under step two of ASC 360. The Company assumed that the assets would be exchanged in an orderly transaction between market participants and would represent the highest and best use of these assets. Based on the step two analysis, the Company determined that no impairment to these assets was indicated as of December 31, 2015.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

9. INTANGIBLE ASSETS

As of December 31, 2015 and 2014, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	December 31, 2015				December 31, 2014
				Weighted				Weighted
			Net	Average			Net	Average
	Cost	Accumulated	Book	Amortization	Cost	Accumulated	Book	Amortization
	Basis	Amortization	Value	Period	Basis	Amortization	Value	Period
Intangible assets:
Customer relationships	$3,979	$(3,682)	$297	7.2	$3,979	$(3,639)	$340	7.2
Trade names	7,999	(3,280)	4,719	20.0	7,999	(2,880)	5,119	20.0
Intangible assets	$11,978	$(6,962)	$5,016	15.8	$11,978	$(6,519)	$5,459	15.8

During the fourth quarter of 2015, the Company continued to experience a triggering event associated with the Gearing segment’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its intangible assets associated with the Gearing segment. Based upon the Company’s December 31, 2015 impairment assessment, the undiscounted cash flows based upon the Company’s most recent projections were less than the carrying amount of the relevant asset groups within the Gearing segment, and a possible impairment to these assets was indicated under step one of ASC 360. In step two of ASC 360 testing, the Company compared the long-lived assets’ estimated fair values with the corresponding carrying amount of the assets. Under step two, the Company assumed that the assets would be exchanged in an orderly transaction between market participants and would represent the highest and best use of these assets. Based on the step two analysis, the Company determined that no impairment to these assets was indicated as of December 31, 2015.

Intangible assets are amortized on a straight‑line basis over their estimated useful lives, which range from 15 to 20 years. Amortization expense was $444 for the years ended December 31, 2015 and 2014. As of December 31, 2015, estimated future amortization expense is as follows:

2016	$444
2017	444
2018	444
2019	444
2020	444
2021 and thereafter	2,796
Total	$5,016

10. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Accrued payroll and benefits	$3,675	$3,213
Accrued property taxes	128	86
Income taxes payable	155	199
Accrued professional fees	74	126
Accrued warranty liability	601	1,054
Accrued regulatory settlement	500	2,066
Accrued environmental reserve	1,300	513
Accrued self-insurance reserve	1,464	1,411
Accrued other	237	592
Total accrued liabilities	$8,134	$9,260

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

11. DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Term loans and notes payable	$5,399	$2,764
Less: Current portion	(2,799)	(118)
Long-term debt, net of current maturities	$2,600	$2,646

As of December 31, 2015, future annual principal payments on the Company’s outstanding debt obligations were as follows:

2016	$2,799
2017	—
2018	2,600
2019	—
2020	—
2021 and thereafter	—
Total	$5,399

Credit Facilities

AloStar Credit Facility

On August 23, 2012, the Company established the Credit Facility with AloStar in the original amount of $20,000. On June 29, 2015, the Credit Facility was amended to extend the maturity date one additional year, modify the applicable interest rate and minimum quarterly interest charges and convert $5,000 of the original Credit Facility amount into the Term Loan. The Credit Facility and the Term Loan each mature on August 31, 2016.

Under the Credit Facility, AloStar will advance funds when requested against a borrowing base consisting of approximately 85% of the face value of eligible receivables of the Company and approximately 50% of the book value of eligible inventory of the Company. Borrowings under the Credit Facility bear interest at a per annum rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus a margin of 3.25%. The Company must also pay an unused facility fee to AloStar equal to 0.50% per annum on the unused portion of the Credit Facility along with other standard fees.

AloStar funded the full amount of the Term Loan on June 30, 2015. Borrowings under the Term Loan bear interest at a per annum rate equal to 3.50% plus the applicable daily weighted average LIBOR. The Term Loan payments are being amortized at approximately $60 per month with a balloon payment of approximately $2,323 due in August 2016.

In connection with the Credit Facility, the Company entered into the Loan Agreement. The Loan Agreement contains customary representations and warranties. It also contains a requirement that the Company, on a consolidated basis, comply with the Fixed Charge Coverage Ratio Covenant and the Adjusted EBITDA Covenant, along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications. As of September 30, 2015, the Company was not in compliance with the Adjusted EBITDA Covenant. Consequently, an Eighth Amendment to Loan and Security Agreement and Waiver was executed on October 16, 2015, which waived the Company’s compliance with all covenants as of September 30, 2015, amended the Adjusted EBITDA Covenant going forward and provided that the Fixed Charge Coverage Ratio Covenant would be recalculated for future periods commencing with the quarter ending March 31, 2016. As of December 31, 2015, the Company was not in compliance with the Adjusted EBITDA Covenant. On February 23, 2016, the Company and AloStar executed the Ninth Amendment, which waived the Company’s compliance with the Adjusted EBITDA Covenant as of December 31, 2015, amended the Adjusted EBITDA Covenant going forward, provided that the Fixed Charge Coverage Ratio Covenant would be recalculated for future periods commencing with the quarter ending June 30, 2016, reduced the amount of the Credit Facility to $10,000 and extended the maturity date of the Credit Facility to February 28, 2017. The Ninth Amendment also

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

contains a liquidity requirement of $3,500 and establishes a reserve against the borrowing base in an amount equal to the outstanding balance of the Term Loan at any given time.

The obligations under the Loan Agreement are secured by, subject to certain exclusions, (i) a first priority security interest in all of the A/R, inventory, chattel paper, payment intangibles, cash and cash equivalents and other working capital assets and stock or other equity interests in the Company’s subsidiaries, and (ii) a first priority security interest in all of the equipment of the Company’s wholly-owned subsidiary Brad Foote Gear Works, Inc. (“Brad Foote”).

The Company is considering renewal of the Credit Facility and other financing alternatives in anticipation of the scheduled expiration of the Credit Facility and the Term Loan on August 31, 2016. As of December 31, 2015, there was no outstanding indebtedness under the Credit Facility. The Company had the ability to borrow up to $9,515 under the Credit Facility as of December 31, 2015.

Other

Included in Long Term Debt, Net of Current Maturities is $2,600 associated with the New Markets Tax Credit transaction described further in Note 19, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements.

12. LEASES

The Company leases various property and equipment under operating lease arrangements. Lease terms generally range from 3 to 15 years with renewal options for extended terms. Certain leases contain rent escalation clauses that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight‑line basis over the minimum lease term. Any lease concessions received by the Company are deferred and recognized as an adjustment to rent expense ratably over the minimum lease term. The Company is required to make additional payments under certain property leases for taxes, insurance and other operating expenses incurred during the operating lease period. Rental expense for the years ended December 31, 2015 and 2014 was $2,875 and $3,333, respectively.

In addition, the Company has entered into capital lease arrangements to finance property and equipment and assumed capital lease obligations in connection with certain acquisitions. The cost basis and accumulated depreciation of assets recorded under capital leases, which are included in property and equipment, are as follows as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Cost	$1,784	$2,892
Accumulated depreciation	(503)	(1,081)
Net book value	$1,281	$1,811

Depreciation expense recorded in connection with assets recorded under capital leases was $263  and $362 for the years ended December 31, 2015 and 2014, respectively.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

As of December 31, 2015, future minimum lease payments under capital leases and operating leases were as follows:

	Capital	Operating
	Leases	Leases	Total
2016	$455	$2,833	$3,288
2017	—	2,804	2,804
2018	—	2,753	2,753
2019	—	2,785	2,785
2020	—	2,202	2,202
2021 and thereafter	—	12,966	12,966
Total	455	$26,343	$26,798
Less—portion representing interest at a weighted average annual rate of 5.0%	(8)
Principal	447
Less—current portion	(447)
Capital lease obligations, noncurrent portion	$—

13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is subject to legal proceedings or claims arising from its normal course of operations. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. Except as otherwise noted, as of December 31, 2015, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company’s financial condition or results of operations, although no assurance can be given with respect to the ultimate outcome of pending actions. Refer to Note 22, “Legal Proceedings” of these consolidated financial statements for further discussion of legal proceedings.

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

In connection with the Company’s restructuring initiatives, during the third quarter of 2012, the Company identified a liability associated with the planned sale of one of Brad Foote’s facilities located in Cicero, Illinois (the “Cicero Avenue Facility”). The liability is associated with environmental remediation costs that were identified while preparing the site for sale. During 2013, the Company applied for and was accepted into the Illinois Environmental Protection Agency (“IEPA”) voluntary site remediation program. In the first quarter of 2014, the Company completed a comprehensive review of remedial options for the Cicero Avenue Facility and selected a preferred remediation technology. As part of the voluntary site remediation program, the Company submitted a plan to the IEPA for approval to conduct a pilot study to test the effectiveness of the selected remediation technology. On July 23, 2014, the Company received comments from the IEPA regarding the proposed site remediation plan. The Company provided additional information to the IEPA in response to those comments, and determined that no change to the remediation plan or the financial reserve was needed at that time.  In the third quarter of 2015, the Company obtained additional information regarding potential remediation options and

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

modified the remediation plan, which caused an increase in the estimated cost of remediation and resulted in the Company increasing its reserve associated with this matter by $874. The Company is currently reviewing these options and will continue to reevaluate its remediation activities and the reserve balance associated with this matter as additional information is obtained. As of December 31, 2015, the accrual balance associated with this matter totaled $1,300.

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

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and dependent on actual losses sustained by the customer. When the damages are determined to be probable and estimable, the damages are recorded as a reduction to revenue. During 2015, the Company incurred $1,489 of liquidated damages. There was $379 reserve for liquidated damages as of December 31, 2015.

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, the Company began to self‑insure for its workers’ compensation liabilities, including reserves for self‑retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. The Company takes into account claims incurred but not reported when determining its workers’ compensation reserves. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of December 31, 2015, the Company had $1,464 accrued for self‑insured workers’ compensation liabilities.

Other

As of December 31, 2015, approximately 14% of the Company’s employees were covered by two collective bargaining agreements with local unions at the Company’s Cicero, Illinois and Neville Island, Pennsylvania locations. The current collective bargaining agreement with the Cicero union is expected to remain in effect through February 2018. The current collective bargaining agreement with the Neville Island union is expected to remain in effect through October 2017.

See Note 19, “New Markets Tax Credit Transaction” of these consolidated financial statements for a discussion of a strategic financing transaction (the “NMTC Transaction”) which originally related to the Company’s drivetrain service center in in Abilene, Texas (the “Abilene Gearbox Facility”), and was amended in August 2015 to also include the activities of the Company’s heavy industries business conducted in the same building in Abilene, Texas (the “Abilene Heavy Industries Facility”). The Abilene Gearbox Facility focused on servicing the growing installed base of megawatt (“MW”) wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing. The Abilene Heavy Industries Facility focuses on heavy weldment fabrication for industries including those related to

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

compressed natural gas distribution. Pursuant to the NMTC Transaction, the gross loan and investment in the Abilene Heavy Industries Facility and the Abilene Gearbox Facility of $10,000 is expected to generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One, National Association (“Capital One”). The Abilene Heavy Industries Facility and the Abilene Gearbox Facility must operate and be in compliance with the terms and conditions of the NMTC Transaction during the seven year compliance period, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with the NMTC Transaction.

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

Level 2 — Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly. For the Company’s municipal bonds and money market funds, although quoted prices are available and used to value said assets, they are traded less frequently.

Level 3 — Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date. The Company used market negotiations to value its Gearing assets. The Company used real estate appraisals to value its Clintonville, Wisconsin facility (the “Clintonville Facility”).

The following table represents the Company’s assets measured at fair values as of December 31, 2015 and 2014:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Corporate & municipal bonds and money market funds	$—	$8,001	$—	$8,001
Assets measured on a nonrecurring basis:
Gearing equipment	—	—	506	506
Clintonville, WI facility	—	—	554	554
Gearing Cicero Ave. facility	—	—	560	560
Services assets	—	—	3,343	3,343
Total assets at fair value	$—	$8,001	$4,963	$12,964

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

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

Assets measured at fair value on a nonrecurring basis

The fair value measurement approach for long‑lived assets utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the Company’s future operating results, the implied fair value of these assets using an income approach by preparing an undiscounted cash flow analysis, a market‑based approach based on the Company’s market capitalization and market value third-party appraisal, and other subjective assumptions. To the extent assumptions used in the Company’s evaluations are not achieved, there may be a negative effect on the valuation of these assets.

Due to the Company’s operating losses in 2015 combined with its history of continued operating losses, the Company continues to evaluate the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company’s December 31, 2015 assessment, the recoverable amount of undiscounted cash flows based upon the Company’s most recent projections were less than the carrying amount of the relevant asset groups within the Gearing segment and failed this step one of the impairment test. In step two, the Company compared the long-lived assets’ estimated fair values with the corresponding carrying amount of the assets. Under step two, the Company assumed that the assets would be exchanged in an orderly transaction between market participants and would represent the highest and best use of these assets. Based on the step two analysis, the Company determined that no impairment to these assets was indicated.

During the first half of 2013, the Company took a $288 charge to adjust the carrying value of the Clintonville Facility assets to fair value, and reclassified the resulting carrying value from property and equipment to Assets Held for Sale. This treatment was due to the decision to list the Clintonville Facility for sale as a result of management’s determination that the Clintonville Facility was no longer required in the Company’s operations. The Company also took a $345 charge to adjust the carrying value of certain Gearing equipment to fair value, and reclassified the resulting carrying value to Assets Held for Sale as a result of a decision to sell this equipment. Additionally, during the fourth quarter of 2013, the Company recorded a $1,732 charge to adjust the carrying value of the Cicero Avenue Facility’s land and building down to fair value. This treatment was in response to the Cicero Avenue Facility being taken substantially offline in conjunction with the Company’s plant consolidation initiative. As the Cicero Avenue Facility is not immediately available for sale, it has not been classified as Assets Held for Sale. The three aforementioned impairment charges were recorded as Restructuring expenses within the Statement of Operations. The Clintonville Facility remains as Assets Held For Sale as of December 31, 2015 and due to depressed commercial real estate values, the Company recorded an additional impairment of $186 in 2015 to value the property at its fair value based on negotiations that resulted in an executed sale contract subsequent to the year-end.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

Following the Board’s approval of a plan to divest the Company’s Services segment, the Company has been able to evaluate the value of the segment’s assets on the open market; therefore, the Company has utilized this measurement to determine the fair value of the Services segment assets.

15. INCOME TAXES

The provision for income taxes for the years ended December 31, 2015 and 2014 consists of the following:

	For the Years Ended December 31,
	2015	2014
Current provision
Federal	$—	$—
Foreign	—	—
State	(36)	(232)
Total current (benefit) provision	(36)	(232)
Deferred credit
Federal	(7,165)	(278)
State	(2,403)	1,300
Total deferred credit	(9,568)	1,022
Increase in deferred tax valuation allowance	9,568	(1,022)
Total provision (benefit) for income taxes	$(36)	$(232)

The (decrease) increase in the deferred tax valuation allowance was $9,568 and $(1,022) for the years ended December 31, 2015 and 2014, respectively. The changes in the deferred tax valuation allowances in 2015 and 2014 were primarily the result of (decreases) increases to the deferred tax assets pertaining to federal and state NOLs.

The tax effects of the temporary differences and NOLs that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of December 31,
	2015	2014
Current deferred income tax assets:
Accrual and reserves	$—	$5,607
Total current deferred tax assets	—	5,607
Valuation allowance	—	(5,607)
Current deferred tax assets, net of valuation allowance	—	—
Noncurrent deferred income tax assets:
Net operating loss carryforwards	81,221	68,685
Intangible assets	22,886	26,315
Accrual and reserves	5,919	—
Other	75	87
Total noncurrent deferred tax assets	110,101	95,087
Valuation allowance	(109,336)	(94,161)
Noncurrent deferred tax assets, net of valuation allowance	765	926
Noncurrent deferred income tax liabilities:
Fixed assets	(765)	(926)
Intangible assets	—	—
Total noncurrent deferred tax liabilities	(765)	(926)
Net deferred income tax liability	$—	$—

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. This standard will become effective for fiscal years, and the interim periods within

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

those years, beginning after December 15, 2016, with early adoption allowed. As of December 31, 2014, the Company had deferred taxes that were classified as current and noncurrent assets and noncurrent liabilities. During the fourth quarter of 2015, the Company elected to prospectively adopt this standard, thus reclassifying $5,919 of current deferred tax assets to noncurrent within the deferred tax assets and liabilities table. The prior reporting period was not retrospectively adjusted. Based on the Company’s valuation allowance position, the adoption of this guidance had no impact on the Company’s consolidated balance sheet. The adoption of this guidance had no impact on the Company’s consolidated statements of operations.

Valuation allowances of $109,336 and $99,768 have been provided for deferred income tax assets for which realization is uncertain as of December 31, 2015 and 2014, respectively. A reconciliation of the beginning and ending amounts of the valuation is as follows:

Valuation allowance as of December 31, 2014	$(99,768)
Gross increase for current year activity	(9,568)
Valuation allowance as of December 31, 2015	$(109,336)

As of December 31, 2015, the Company had federal NOL carryforwards of approximately $202,107 expiring in various years through 2035. The majority of the NOL carryforwards will expire in various years from 2028 through 2035.

As of December 31, 2015, the Company had unapportioned state NOLs in the aggregate of approximately $202,107, expiring in various years from 2021 through 2035, based upon various NOL carryforward periods as designated by the different taxing jurisdictions.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

The reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate is as follows:

	For the Year Ended
	December 31,
	2015	2014
Statutory U.S. federal income tax rate	34.0%	34.0%
State and local income taxes, net of federal income tax benefit	4.6	1.5
Permanent differences	(0.4)	(9.8)
Change in valuation allowance	(38.2)	(24.5)
Change in uncertain tax positions	0.2	2.7
Other	—	(0.3)
Effective income tax rate	0.2%	3.6%

The Company accounts for the uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken, or expected to be taken, in a tax return that is required to be met before being recognized in the financial statements. The changes in the Company’s uncertain income tax positions for the years ended December 31, 2015 and 2014 consisted of the following:

	For the Year
	Ended
	December 31,
	2015	2014
Beginning balance	$81	$286
Tax positions related to current year:
Additions	—	—
Reductions	—	—
	—	—
Tax positions related to prior years:
Additions	—	—
Reductions	—	—
Settlements	—	(192)
Lapses in statutes of limitations	(25)	(13)
Additions from current year acquisitions	—	—
	(25)	(205)
Ending balance	$56	$81

The amount of unrecognized tax benefits at December 31, 2015 that would affect the effective tax rate if the tax benefits were recognized was $92.

It is the Company’s policy to include interest and penalties in tax expense. During the years ended December 31, 2015 and 2014, the Company recognized and accrued approximately $18 and $16, respectively, of interest and penalties.

The Company files income tax returns in the U.S. federal and state jurisdictions. As of December 31, 2015, open tax years in the federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust NOL carryforwards. The Company’s 2008 and 2009 federal tax returns were examined in 2011 and no material adjustments were identified related to any of the Company’s tax positions. Although these periods have been audited, they continue to remain open until all NOLs generated in those tax years have either been utilized or expire.

Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), generally imposes an annual limitation on the amount of NOL carryforwards and associated built‑in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company’s ability to utilize NOL carryforwards and built‑in losses may be limited, under this section or otherwise, by the Company’s issuance of common stock or by other changes in stock ownership. Upon completion of the Company’s analysis of IRC Section 382, the Company has determined

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

that aggregate changes in stock ownership have triggered an annual limitation on NOL and built‑in losses available for utilization. To the extent the Company’s use of NOL carryforwards and associated built‑in losses is significantly limited in the future due to additional changes in stock ownership, the Company’s income could be subject to U.S. corporate income tax earlier than it would if the Company were able to use NOL carryforwards and built‑in losses without such annual limitation, which could result in lower profits and the loss of benefits from these attributes.

In February 2013, the Company adopted a Stockholder Rights Plan (the “Rights Plan”) designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under IRC Section 382. The Rights Plan is intended to act as a deterrent to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.9% or more of the Company’s common stock and thereby triggering a further limitation of the Company’s available NOL carryforwards. Pursuant to the Rights Plan, the Board declared a non‑taxable dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock to the Company’s stockholders of record as of the close of business on February 22, 2013. Each Right entitles its holder to purchase from the Company one‑thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $14.00 per Right, subject to adjustment. As a result of the Rights Plan, any person or group that acquires beneficial ownership of 4.9% or more of the Company’s common stock without the approval of the Board would be subject to significant dilution in the ownership interest of that person or group. Stockholders who owned 4.9% or more of the outstanding shares of the Company’s common stock as of February 12, 2013 will not trigger the Rights unless they acquire additional shares. The Company announced on February 5, 2016, that its Board had approved an amendment extending the Rights Plan for three years. The amendment is subject to approval by the Company’s stockholders at the Company’s 2016 Annual Meeting of Stockholders.

As of December 31, 2015, the Company had $140 of unrecognized tax benefits, all of which would have a favorable impact on income tax expense. It is reasonably possible that unrecognized tax benefits will decrease by up to approximately $77 as a result of the expiration of the applicable statutes of limitations within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had accrued interest and penalties of $84 as of December 31, 2015. As of December 31, 2014, the Company had unrecognized tax benefits of $199, of which $118 represented accrued interest and penalties.

16. SHARE‑BASED COMPENSATION

Overview of Share‑Based Compensation Plan

2007 Equity Incentive Plan

The Company has granted incentive stock options and other equity awards pursuant to the Amended and Restated Broadwind Energy, Inc. 2007 Equity Incentive Plan (the “2007 EIP”), which was approved by the Board in October 2007 and by the Company’s stockholders in June 2008. The 2007 EIP has been amended periodically since its original approval.

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. As of December 31, 2015, the Company had reserved 57,783 shares for issuance upon the exercise of stock options outstanding and no shares for issuance upon the vesting of RSU awards outstanding. As of December 31, 2015, 253,387 shares of common stock reserved for stock options and RSU awards under the 2007 EIP have been issued in the form of common stock.

2012 Equity Incentive Plan

The Company has granted incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2012 Equity Incentive Plan (the “2012 EIP”), which was approved by the Board in March 2012 and by the Company’s stockholders in May 2012.

The 2012 EIP reserved 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

degree. As of December 31, 2015, the Company had reserved 86,414 shares for issuance upon the exercise of stock options outstanding and 212,005 shares for issuance upon the vesting of RSU awards outstanding. As of December 31, 2015, 468,857 shares of common stock reserved for stock options and RSU awards under the 2012 EIP have been issued in the form of common stock.

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

The 2015 EIP reserves 1,100,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of December 31, 2015, the Company had reserved 165,805 shares for issuance upon the vesting of RSU awards outstanding. As of December 31, 2015, no shares of common stock reserved for RSU awards under the 2015 EIP had been issued in the form of common stock.

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

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

Stock option activity during the years ended December 31, 2015 and 2014 under the Equity Incentive Plans was as follows:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding as of December 31, 2014	158,718	$16.64
Granted	—	—
Exercised	—	—
Forfeited	(14,521)	3.39
Cancelled	—	—
Outstanding as of December 31, 2015	144,197	$17.98	2.95	$—
Exercisable as of December 31, 2015	133,483	$19.15	2.68	$—

The following table summarizes information with respect to all outstanding and exercisable stock options under the Equity Incentive Plans as of December 31, 2015:

			Options Outstanding				Options Exercisable
					Weighted Average
			Number of options	Weighted Average	Remaining		Number	Weighted Average
Exercise Price or Range			outstanding	Exercise Price	Contractual Term		Exercisable	Exercise Price
$3.40	-	$13.50	101,324	$4.88	3.52	years	90,610	$5.06
$14.20	-	$54.40	29,073	24.26	1.21	years	29,073	24.26
$80.00	-	$128.50	13,800	100.92	2.49	years	13,800	100.92
			144,197	$17.98	2.95	years	133,483	$19.15

The following table summarizes information with respect to outstanding RSU’s as of December 31, 2015 and 2014:

		Weighted Average
		Grant-Date Fair Value
	Number of Shares	Per Share
Outstanding as of December 31, 2014	515,038	$5.78
Granted	332,946	$4.44
Vested	(238,986)	$5.54
Forfeited	(231,188)	$5.57
Outstanding as of December 31, 2015	377,810	$4.87

The fair value of each stock option award is estimated on the date of grant using the Black‑Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. There were no stock options granted during the twelve months ended December 31, 2015.

During the years ended December 31, 2015 and 2014, the Company utilized a forfeiture rate of 25% for estimating the forfeitures of stock compensation granted.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

The following table summarizes share‑based compensation expense, net of taxes withheld, included in the Company’s consolidated statements of operations for the years ended December 31, 2015 and 2014 as follows:

	For the Years Ended
	December 31,
	2015	2014
Share-based compensation expense:
Cost of sales	$131	$159
Selling, general and administrative	788	729
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$919	$888
Reduction in earnings per share:
Basic and diluted earnings per share	$0.06	$0.06

(1)

Income tax benefit is not illustrated because the Company is currently operating at a loss and an actual income tax benefit was not realized for the years ended December 31, 2015 and 2014. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the valuation allowance.

(2)

Diluted earnings per share for the years ended December 31, 2015 and 2014 does not include common stock equivalents due to their anti‑dilutive nature as a result of the Company’s net losses for these respective periods. Accordingly, basic earnings per share and diluted earnings per share are identical for all periods presented.

As of December 31, 2015, the Company estimates that pre‑tax compensation expense for all unvested share‑based awards, including both stock options and RSUs, in the amount of approximately $1,170 will be recognized through the year 2018. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

17. SEGMENT REPORTING

The Company is organized into reporting segments based on the nature of the products offered and business activities from which it earns revenues and incurs expenses for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision maker. In September 2015, the Board approved a plan to divest or otherwise exit the Company’s Services segment; consequently, this segment is now reported as a discontinued operation and the Company has revised its segment presentation to include two reportable operating segments: Towers and Weldments, and Gearing. All current and prior period financial results have been revised to reflect these changes. The Company’s segments and their product offerings are summarized below:

Towers and Weldments

The Company manufactures towers for wind turbines, specifically the large and heavier wind towers that are designed for multiple MW wind turbines. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The facilities have a combined annual tower production capacity of up to approximately 500 towers, sufficient to support turbines generating more than 1,000 MW of power. This product segment also encompasses the manufacture of specialty weldments for mining and other industrial customers.

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

December 31, 2015 and 2014

(in thousands, except share and per share data)

Corporate and Other

“Corporate” includes the assets and selling, general and administrative expenses of the Company’s corporate office. “Eliminations” comprises adjustments to reconcile segment results to consolidated results.

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Description of Business and Summary of Significant Accounting Policies” of these consolidated financial statements. Summary financial information by reportable segment is as follows:

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
2015
Revenues from external customers	$170,540	$28,616	$—	$—	$199,156
Intersegment revenues (1)	379	972	—	(1,351)	—
Net revenues	170,919	29,588	—	(1,351)	199,156
Operating profit (loss)	4,702	(8,235)	(8,378)	3	(11,908)
Depreciation and amortization	3,954	5,031	194	—	9,179
Capital expenditures	2,096	583	110	—	2,789
Assets held for sale	554	506	3,343	—	4,403
Total assets	38,622	39,735	256,238	(224,688)	109,907

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
2014
Revenues from external customers	$184,464	$41,365	$—	$—	$225,829
Intersegment revenues (1)	440	888	—	(1,328)	—
Net revenues	184,904	42,253	—	(1,328)	225,829
Operating profit (loss)	18,065	(9,423)	(10,153)	33	(1,478)
Depreciation and amortization	3,993	6,816	135	—	10,944
Capital expenditures	4,118	1,814	365	—	6,297
Assets held for sale	738	—	11,540	—	12,278
Total assets	51,429	50,238	273,699	(228,749)	146,617

(1)	Intersegment revenues primarily consist of sales from Gearing to Services. Sales from Gearing to Services totaled $972 and $888 for the years ended December 31, 2015 and 2014, respectively.

The Company generates revenues entirely from transactions completed in the U.S. and its long‑lived assets are all located in the U.S. All intercompany revenue is eliminated in consolidation. During 2015 and 2014,  two customers each accounted for more than 10% of total net revenues. These two customers accounted for revenues of $124,759 and $45,214 for fiscal year 2015 and $124,263 and $53,955 for fiscal year 2014 were reported within the Towers and Weldments segment. During the years ended December 31, 2015 and 2014, five customers accounted for 92% and 91%, respectively, of total net revenues.

18. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plans

Retirement Savings and Profit Sharing Plans

The Company offers a 401(k) retirement savings plan to all eligible employees who may elect to contribute a portion of their salary on a pre‑tax basis, subject to applicable statutory limitations. Participating non‑union employees are eligible to receive safe harbor matching contributions equal to 100% of the first 3% of the participant’s elective deferral contributions and 50% of the next 2% of the participant’s elective deferral contributions. In accordance with the collective

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

bargaining agreements in place at its two union locations, the Company’s Illinois‑based union employees are eligible to receive a discretionary match in an amount up to 50% of each participant’s first 4% of elective deferral contributions, and the Company’s Pennsylvania‑based union employees are eligible to receive a discretionary match in an amount up to 100% of each participant’s first 3% and 50% of the next 2% of elective deferral contributions. The Company has the discretion, subject to applicable statutory requirements, to fund any matching contribution with a contribution to the plan of the Company’s common stock. Beginning with the first quarter of 2012, the Company funded the matching contributions in the form of the Company’s common stock. Starting in the first quarter of 2014, the Company resumed funding the matching contributions in cash. Under the plan, elective deferrals and basic Company matching will be 100% vested at all times.

For the years ended December 31, 2015 and 2014, the Company recorded expense under these plans of approximately $876 and $701, respectively.

Deferred Compensation Plan

The Company maintains a deferred compensation plan for certain key employees and nonemployee directors, whereby certain wages earned, compensation for services rendered, and discretionary company‑matching contributions may be deferred and deemed to be invested in the Company’s common stock. Changes in the fair value of the plan liability are recorded as charges or credits to compensation expense. Compensation expense associated with the deferred compensation plan recorded during the years ended December 31, 2015 and 2014 was ($19) and ($23), respectively. The fair value of the plan liability to the Company is included in accrued liabilities in the Company’s consolidated balance sheets. As of December 31, 2015 and 2014, the fair value of plan liability to the Company was $12 and $31, respectively.

In addition to the employee benefit plans described above, the Company participates in certain customary employee benefits plans, including those which provide health and life insurance benefits to employees.

19. NEW MARKETS TAX CREDIT TRANSACTION

On July 20, 2011, the Company executed the NMTC Transaction involving the following third parties: AMCREF Fund VII, LLC (“AMCREF”), a registered community development entity; COCRF Investor VIII, LLC (“COCRF”); and Capital One. The NMTC Transaction allows the Company to receive below market interest rate funds through the federal New Markets Tax Credit (“NMTC”) program. The Company received $2,280 in proceeds via the NMTC Transaction. The NMTC Transaction qualifies under the NMTC program and included a gross loan from AMCREF to the Company's wholly-owned subsidiary Broadwind Services, LLC in the principal amount of $10,000, with a term of fifteen years and interest payable at the rate of 1.4% per annum, largely offset by a gross loan in the principal amount of $7,720 from the Company to COCRF, with a term of fifteen years and interest payable at the rate of 2.5% per annum. The NMTC Transaction was amended on August 24, 2015; the amendment did not change the financial terms of the NMTC Transaction, but did add the activities and assets of the Abilene Heavy Industries Facility to the NMTC Transaction and allows for the sale of the Abilene Gearbox Facility assets provided that the proceeds of such sale are re-invested in the Abilene Heavy Industries Facility.

The NMTC regulations permit taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities. The NMTC Transaction could generate $3,900 in tax credits, which the Company has made available under the structure by passing them through to Capital One. The proceeds have been applied to the Company’s investment in the Abilene Gearbox Facility assets and operating costs and to the newly added assets of the Abilene Heavy Industries Facility, as permitted under the amended terms of the NMTC Transaction.

The Abilene Heavy Industries Facility and the Abilene Gearbox Facility must operate and be in compliance with various regulations and restrictions through September 2018, the end of the seven year period provided for in the IRC, to comply with the terms of the NMTC Transaction, or the Company may be liable under its indemnification agreement with Capital One for the recapture of tax credits. In the event the Company does not comply with these regulations and restrictions, the NMTC program tax credits may be subject to 100% recapture for a period of seven years as provided in the IRC. The Company does not anticipate that any tax credit recapture events will occur or that it will be required to make any payments to Capital One under the indemnification agreement.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company’s condensed consolidated balance sheet as of December 31, 2015. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest in the third quarter of 2018. Capital One may exercise an option to put its investment and receive $130 from the Company. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company expects that Capital One will exercise the put option at the end of the tax credit recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

The Company has determined that two pass‑through financing entities created under this transaction structure are VIEs. The ongoing activities of the VIEs—collecting and remitting interest and fees and complying with NMTC program requirements—were considered in the initial design of the NMTC Transaction and are not expected to significantly affect economic performance throughout the life of the VIEs. In making this determination, management also considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees under the transaction structure, Capital One’s lack of a material interest in the underlying economics of the project, and the fact that the Company is obligated to absorb losses of the VIEs. The Company has concluded that it is required to consolidate the VIEs because the Company has both (i) the power to direct those matters that most significantly impact the activities of each VIE, and (ii) the obligation to absorb losses or the right to receive benefits of each VIE.

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

20. RESTRUCTURING

The Company’s total net restructuring charges are detailed below:

	2011	2012	2013	2014	2015	Total
	Actual	Actual	Actual	Actual	Actual	Incurred
Restructuring charges:
Capital expenditures	$5	$2,596	$2,352	$674	$—	$5,627
Gain on sale of Brandon, SD Facility	—	—	(3,585)	—	—	(3,585)
Accelerated depreciation	—	819	898	—	—	1,717
Severance	430	—	435	—	—	865
Impairment charges	—	—	2,365	—	186	2,551
Moving and other exit-related costs	439	1,354	2,866	1,479	874	7,012
Total	$874	$4,769	$5,331	$2,153	$1,060	$14,187

During the third quarter of 2011, the Company conducted a review of its business strategies and product plans based on the business and industry outlook, and concluded that its manufacturing footprint and fixed cost base were excessive for its medium-term needs. Accordingly, a plan was developed to reduce the Company’s facility footprint by approximately 40% through the sale and/or closure of facilities comprising a total of approximately 600,000 square feet. To date, the Company has reduced its leased presence at six facilities and achieved a reduction of approximately 400,000 square feet. Two remaining properties, the Clintonville Facility and the Cicero Avenue Facility, have been vacated and are being marketed for sale. The Company believes its remaining locations will be sufficient to support its current business activities, while allowing for growth for the next several years.

The Company recorded a liability associated with environmental remediation costs that were originally identified while preparing the Cicero Avenue Facility for sale. See the “Environmental Compliance and Remediation Liabilities” section of Note 13, “Commitments and Contingencies” of these consolidated financial statements. The Company further adjusted the liability by recording an additional $352 liability associated with the planned sale of the Cicero Avenue Facility.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

(in thousands, except share and per share data)

The Company adjusted the liability in the fourth quarter of 2013 by recording an additional $258 charge in the fourth quarter of 2013 and an additional $874 in the current quarter ending September 30, 2015. The liability is associated with environmental remediation costs that were originally identified while preparing the site for sale. The expenses associated with this liability have been recorded as restructuring charges; as of December 31, 2015, the accrual balance remaining was $1,300.

As of December 31, 2014, the Company had completed the expenditures relating to its restructuring plan, with the exception of the new information on the environmental remediation of the Cicero Avenue Facility that resulted in additional expense of $874 recorded during the third quarter of 2015 and new information on the fair value on the Clintonville Facility that resulted in additional impairment expense of $186 recorded during the fourth quarter of 2015 based on negotiations that resulted in the execution of a sale contract subsequent to the year-end. The Company incurred total costs of approximately $14,200, net of a $3,585 gain on the sale of an idle tower plant in Brandon, South Dakota. The Company’s restructuring charges generally include costs to close or exit facilities, costs to move equipment, the related costs of building infrastructure for moved equipment and employee related costs. Of the total restructuring costs incurred, a total of approximately $4,800 consists of non‑cash charges.

21. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following table provides a summary of selected financial results of operations by quarter for the years ended December 31, 2015 and 2014 as follows:

2015	First	Second	Third	Fourth
Revenues	$49,229	$62,563	$49,791	$37,573
Gross profit (loss)	2,745	8,499	2,831	(6,208)
Operating profit (loss)	(2,364)	3,616	(2,135)	(11,025)
(Loss) income from continuing operations, net of tax	(2,523)	3,387	(2,383)	(10,727)
Net (loss) income	(5,015)	1,615	(7,613)	(10,794)
(Loss) income from continuing operations per share:
Basic and Diluted	(0.17)	0.23	(0.16)	(0.73)
Net (loss) income per share:
Basic and Diluted	$(0.34)	$0.11	$(0.52)	$(0.73)

2014	First	Second	Third	Fourth
Revenues	$56,409	$64,933	$55,295	$49,192
Gross profit (loss)	5,883	9,306	4,013	494
Operating profit (loss)	334	3,411	(1,086)	(4,137)
Loss from continuing operations, net of tax	173	3,186	(1,099)	(4,053)
Net loss	(1,042)	1,860	(1,814)	(5,172)
Loss from continuing operations per share:
Basic	0.01	0.22	(0.07)	(0.28)
Diluted	0.01	0.21	(0.07)	(0.28)
Net loss per share:
Basic	(0.07)	0.13	(0.12)	(0.35)
Diluted	$(0.07)	$0.12	$(0.12)	$(0.35)

22. LEGAL PROCEEDINGS

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

December 31, 2015 and 2014

(in thousands, except share and per share data)

Company, the effects could be material to the Company’s results of operations in the period in which the Company would be required to record or adjust the related liability and could also be material to the Company’s financial condition and cash flows in the periods the Company would be required to pay such liability.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2008)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed August 23, 2012)
3.3	Second Amended and Restated Bylaws of the Company, adopted as of May 20, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed May 23, 2014)
4.1

Section 382 Rights Agreement dated as of February 12, 2013 between the Company and Wells Fargo Bank, National Association, as rights agent, which includes the Form of Rights Certificate as Exhibit B thereto (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8‑A filed February 13, 2013)

4.2

Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8‑A filed February 13, 2013)

4.3

First Amendment to Section 382 Rights Agreement dated as of February 2, 2016 between the Company and Wells Fargo Bank, National Association, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 8, 2016)

10.1

Lease Agreement dated December 26, 2007 between Tower Tech Systems Inc. and City Centre, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10‑KSB for the fiscal year ended December 31, 2007)

10.2

Amended and Restated Lease for Industrial/Manufacturing Space dated as of May 1, 2010 between Tower Tech Systems Inc. and City Centre, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2010)

10.3

Securities Purchase Agreement dated as of March 1, 2007 among the Company, Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed March 5, 2007)

10.4

Securities Purchase Agreement dated as of August 22, 2007 among the Company, Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed August 24, 2007)

10.5

Amended and Restated Securities Purchase Agreement dated as of January 3, 2008 among the Company, Tontine Capital Partners, L.P., Tontine Partners, L.P. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed January 4, 2008)

10.6

Securities Purchase Agreement dated as of April 22, 2008 among the Company, Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed April 28, 2008)

10.7

Securities Purchase Agreement dated as of April 22, 2008 between the Company and Charles H. Beynon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed April 28, 2008)

10.8

Amendment Agreement dated as of April 1, 2013, among the Company; Tontine Capital Management, L.L.C., Tontine Capital Overseas GP, L.L.C., Tontine Management, L.L.C., Tontine Overseas Associates, L.L.C., Tontine Capital Overseas Master Fund II, L.P., Tontine Power Partners, L.P., Tontine Associates, L.L.C., Tontine Partners, L.P., Tontine Capital Partners, L.P., Tontine Overseas Fund, Ltd., Tontine 25 Overseas Master Fund, L.P., and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2013)

10.9

Registration Rights Agreement dated as of March 1, 2007 among the Company, Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K filed March 5, 2007)

10.10

Amendment to Registration Rights Agreement dated as of October 19, 2007 among the Company, Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Partners, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8‑K filed October 24, 2007)

10.11

Amendment No. 2 to Registration Rights Agreement dated as of July 18, 2008 among the Company, Tontine Capital Partners L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine 25 Overseas Master Fund, L.P. and Tontine Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed July 23, 2008)

10.12

Amendment No. 3 to Registration Rights Agreement dated as of September 12, 2008 among the Company, Tontine Capital Partners L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine 25 Overseas Master Fund, L.P. and Tontine Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed September 12, 2008)

10.13

Amendment No. 4 to Registration Rights Agreement dated as of October 31, 2008 among the Company, Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed November 4, 2008)

10.14

Waiver relating to Registration Rights Agreement, dated January 9, 2009 by Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Capital Overseas Master Fund, L.P., Tontine Overseas Fund, Ltd. and Tontine 25 Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed January 15, 2009)

10.15

Registration Rights Agreement dated as of October 19, 2007 among the Company and the shareholders of Brad Foote Gear Works, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed October 24, 2007)

10.16

Registration Rights Agreement dated as of January 16, 2008 among the Company and the members of Energy Maintenance Service, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed January 23, 2008)

10.17

Registration Rights Agreement dated as of April 24, 2008 between the Company and Charles H. Beynon (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K filed April 28, 2008)

10.18

Registration Rights Agreement dated as of June 4, 2008 between the Company and the shareholders of Badger Transport, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed June 10, 2008)

10.19†

Amended and Restated Employment Agreement dated as of December 17, 2012 between the Company and Peter C. Duprey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed December 1, 2015)

10.20†

Amended and Restated Employment Agreement dated as of December 17, 2012 between the Company and Stephanie K. Kushner (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K filed December 21, 2012)

10.21†

Severance and Non‑Competition Agreement, dated as of February 21, 2014 between the Company and David W. Fell (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.22†

Severance and Non‑Competition Agreement, dated as of December 15, 2011 between the Company and Robert R. Rogowski (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.23†

Severance and Non‑Competition Agreement, dated as of July 8, 2014 between the Company and Erik W. Jensen (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.24†

Separation Agreement dated as of November 30, 2015 between the Company and Peter C. Duprey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed December 17, 2015)

10.25†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2010)
10.26†	Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed October 26, 2007)
10.27†

Amended and Restated Broadwind Energy, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2012)

10.28†	Broadwind Energy, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2012)
10.29†	Broadwind Energy, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed on March 12, 2015)
10.30†	Form of Executive Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2010)
10.31†	Form of Non‑Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2012)
10.32†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2012)
10.33†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2012)
10.34†	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2012)
10.35†	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (filed herewith)
10.36†	Form of Restricted Stock Unit Award Agreement (Extended Executive Team) (filed herewith)
10.37†	Form of Restricted Stock Unit Award Agreement (filed herewith)
10.38

Loan and Security Agreement dated as of August 23, 2012 among the Company, Brad Foote Gear Works, Inc., Broadwind Towers, Inc., Broadwind Services, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed August 23, 2012)

10.39

First Amendment to Loan and Security Agreement and Waiver dated as of February 13, 2013 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2012)

10.40

Second Amendment to Loan and Security Agreement and Waiver dated as of September 30, 2013 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2013)

10.41

Third Amendment to Loan and Security Agreement and Waiver dated as of June 25, 2014 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2014)

10.42

Fourth Amendment to Loan and Security Agreement and Waiver dated as of July 22, 2014 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2014)

10.43

Fifth Amendment to Loan and Security Agreement and Waiver dated as of November 6, 2014 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2014)

10.44

Sixth Amendment to Loan and Security Agreement and Waiver dated as of March 27, 2015 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2015)

10.45

Seventh Amendment to Loan and Security Agreement and Waiver dated as of June 29, 2015 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 8‑K filed July 2, 2015)

10.46

Term Loan Rider dated June 29, 2015 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc. and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 8‑K filed July 2, 2015)

10.47

Term Note dated June 29, 2015 from the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, and Broadwind Towers, Inc. to AloStar Bank of Commerce (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 8‑K filed July 2, 2015)

10.48

Eighth Amendment to Loan and Security Agreement and Waiver dated October 16, 2015 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2015)

10.49

Ninth Amendment to Loan and Security Agreement and Waiver dated February 23, 2015 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (filed herewith)

21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of KPMG LLP (filed herewith)
31.1	Rule 13a‑14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a‑14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith)

†Indicates management contract or compensation plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2016.

BROADWIND ENERGY, INC.

By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner Interim President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Stephanie K. Kushner	Director and Chief Financial Officer (Principal Financial Officer)	February 26, 2016
Stephanie K. Kushner

/s/ Robert R. Rogowski	Vice President and Corporate Controller (Principal Accounting Officer)	February 26, 2016
Robert R. Rogowski

/s/ David P. Reiland	Director and Chairman of the Board	February 26, 2016
David P. Reiland

/s/ Terence P. Fox	Director	February 26, 2016
Terence P. Fox

/s/ Charles H. Beynon	Director	February 26, 2016
Charles H. Beynon

/s/ Thomas A. Wagner	Director	February 26, 2016
Thomas A. Wagner