Form 10-Q
period 2016-03-31
BROADWIND ENERGY, INC.
filed 2016-04-28
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of April 21, 2016: 15,090,652.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,711	$6,436
Short-term investments	5,696	6,179
Restricted cash	39	83
Accounts receivable, net of allowance for doubtful accounts of $164 and $84 as of March 31, 2016 and December 31, 2015, respectively	12,459	9,784
Inventories, net	18,870	24,219
Prepaid expenses and other current assets	1,565	1,530
Current assets held for sale	2,662	4,403
Total current assets	51,002	52,634
LONG-TERM ASSETS:
Property and equipment, net	51,451	51,906
Intangible assets, net	4,905	5,016
Other assets	357	351
TOTAL ASSETS	$107,715	$109,907
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,620	$2,799
Current portions of capital lease obligations	300	447
Accounts payable	15,790	13,822
Accrued liabilities	8,005	8,134
Customer deposits	7,777	9,940
Current liabilities held for sale	700	1,613
Total current liabilities	35,192	36,755
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,600	2,600
Other	2,549	3,060
Total long-term liabilities	5,149	5,660
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,076,588 and 15,012,789 shares issued as of March 31, 2016, and December 31, 2015, respectively	15	15
Treasury stock, at cost, 273,937 shares as of March 31, 2016 and December 31, 2015, respectively	(1,842)	(1,842)
Additional paid-in capital	378,363	378,104
Accumulated deficit	(309,162)	(308,785)
Total stockholders’ equity	67,374	67,492
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,715	$109,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues	$46,757	$49,229
Cost of sales	42,795	46,484
Gross profit	3,962	2,745
OPERATING EXPENSES:
Selling, general and administrative	4,075	5,015
Intangible amortization	111	111
Restructuring	—	(17)
Total operating expenses	4,186	5,109
Operating loss	(224)	(2,364)
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(154)	(154)
Other, net	12	110
Gain on sale of assets and restructuring	—	(38)
Total other expense, net	(142)	(82)
Net loss before (benefit) provision for income taxes	(366)	(2,446)
(Benefit) provision for income taxes	(8)	77
LOSS FROM CONTINUING OPERATIONS	(358)	(2,523)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(19)	(2,492)
NET LOSS	$(377)	$(5,015)
NET LOSS PER COMMON SHARE—BASIC AND DILUTED:
Loss from continuing operations	$(0.02)	$(0.17)
Loss from discontinued operations	(0.00)	(0.17)
Net loss	$(0.03)	$(0.34)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—Basic and diluted	14,758	14,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2014	14,844,307	$15	(273,937)	$(1,842)	$377,185	$(286,978)	$88,380
Stock issued for restricted stock	168,482	—	—	—	—	—	—
Share-based compensation	—	—	—	—	919	—	919
Net loss	—	—	—	—	—	(21,807)	(21,807)
BALANCE, December 31, 2015	15,012,789	$15	(273,937)	$(1,842)	$378,104	$(308,785)	$67,492
Stock issued for restricted stock	63,799	—	—	—	—	—	—
Share-based compensation	—	—	—	—	259	—	259
Net loss	—	—	—	—	—	(377)	(377)
BALANCE, March 31, 2016	15,076,588	$15	(273,937)	$(1,842)	$378,363	$(309,162)	$67,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(377)	$(5,015)
Loss from discontinued operations	(19)	(2,492)
Loss from continuing operations	(358)	(2,523)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	1,657	2,256
Impairment charges	—	38
Stock-based compensation	259	255
Allowance for doubtful accounts	80	1
Gain on disposal of assets	(138)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,753)	(3,895)
Inventories	5,348	(11,077)
Prepaid expenses and other current assets	(55)	64
Accounts payable	1,848	3,792
Accrued liabilities	(129)	(1,729)
Customer deposits	(2,163)	(6,553)
Other non-current assets and liabilities	(535)	(501)
Net cash provided by (used in) operating activities of continuing operations	3,061	(19,872)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(1,978)	(1,884)
Sales of available for sale securities	36	5,083
Maturities of available for sale securities	2,425	4,825
Purchases of property and equipment	(950)	(668)
Decrease in restricted cash	44	—
Net cash (used in) provided by investing activities of continuing operations	(423)	7,356
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit and notes payable	(18,400)	(17,162)
Proceeds from lines of credit and notes payable	18,400	18,400
Payments on long-term debt	(179)	—
Principal payments on capital leases	(147)	(241)
Net cash (used in) provided by financing activities of continuing operations	(326)	997
DISCONTINUED OPERATIONS:
Operating cash flows	826	(169)
Investing cash flows	151	(171)
Financing cash flows	(12)	(142)
Net cash provided by (used in) discontinued operations	965	(482)
Add: Cash balance of discontinued operations, beginning of period	—	93
Less: Cash balance of discontinued operations, end of period	2	10
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,275	(11,918)
CASH AND CASH EQUIVALENTS, beginning of the period	6,436	12,057
CASH AND CASH EQUIVALENTS, end of the period	$9,711	$139
Supplemental cash flow information:
Interest paid	$143	$102
Income taxes paid	$12	$1
Non-cash investing and financing activities:
Issuance of restricted stock grants	$259	$225

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2016. The December 31, 2015 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the condensed consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

In September 2015, the Company’s Board of Directors (the “Board”) approved a plan to divest or otherwise exit the Company’s Services segment; consequently, this segment is now reported as a discontinued operation and the Company has revised its segment presentation to include two reportable operating segments: Towers and Weldments, and Gearing. All current and prior period financial results have been revised to reflect these changes. See Note 14, “Segment Reporting” of these condensed consolidated financial statements for further discussion of reportable segments.

There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2016 as compared to the significant accounting policies described in the Annual Report. The Company changed an accounting estimate as of the beginning of 2016 to increase the salvage value of selected large machinery and equipment at Brad Foote to reflect the estimated sale value on the used machinery market. The impact during the three months ended March 31, 2016 was a reduction of depreciation expense of $659. A similar impact is expected to occur through October 2017.

Company Description

Through its subsidiaries, the Company provides technologically advanced high-value products to energy, mining and infrastructure sector customers, primarily in the United States (the “U.S.”). The Company’s most significant presence is within the U.S. wind energy industry, although the Company has diversified into other industrial markets in order to improve its capacity utilization and reduce its exposure to uncertainty related to favorable governmental policies currently supporting the U.S. wind energy industry. For the first three months of 2016, 88% of the Company’s revenue was derived from sales associated with new wind turbine installations.

The Company’s product portfolio provides its wind energy customers, including wind turbine manufacturers, with access to a broad array of component offerings. Outside of the wind energy market, the Company provides precision gearing and specialty weldments to a broad range of industrial customers for oil and gas, mining, wind energy and other industrial applications.

Please refer to Note 17, “Restructuring” of these condensed consolidated financial statements for a discussion of the restructuring plan which the Company initiated in the third quarter of 2011. The Company has incurred a total of approximately $14,200 of net costs to implement this restructuring plan.

Liquidity

The Company meets its short term liquidity needs through cash generated from operations, its available cash balances and the Credit Facility (as defined below) with AloStar Bank of Commerce (“AloStar”). The Company uses the Credit Facility from time to time to fund temporary increases in working capital, and believes the Credit Facility, together with the operating cash generated by the business, will be sufficient to meet all cash obligations for the next twelve months.

See Note 8, “Debt and Credit Agreement” of these consolidated condensed financial statements for a complete description of the Credit Facility and the Company’s other debt.

Total debt and capital lease obligations at March 31, 2016 totaled $5,520, and the Company is obligated to make principal payments under the outstanding debt totaling $2,920 over the next twelve months.

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

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015, as follows:

	Three Months Ended
	March 31,
	2016	2015
Basic earnings per share calculation:
Net loss	$(377)	$(5,015)
Weighted average number of common shares outstanding	14,758,482	14,597,319
Basic net loss per share	$(0.03)	$(0.34)
Diluted earnings per share calculation:
Net loss	$(377)	$(5,015)
Weighted average number of common shares outstanding	14,758,482	14,597,319
Common stock equivalents:
Stock options and non-vested stock awards	—	—
Weighted average number of common shares outstanding	14,758,482	14,597,319
Diluted net loss per share	$(0.03)	$(0.34)

NOTE 3 — DISCONTINUED OPERATIONS

The Company’s Services segment had substantial continued operating losses for several years, due to operating issues and an increasingly competitive environment due in part to increased in-sourcing of service functions by customers. In July 2015, the Board directed management to evaluate potential strategic alternatives with respect to the Services segment. In September 2015, the Board authorized management to sell substantially all of the assets of the Services segment to one or more third-party purchasers, and thereafter to liquidate or otherwise dispose of any such assets remaining unsold. The Company began negotiations to sell substantially all the assets of the Services segment in the third quarter of 2015. The exit of this business is a strategic shift that has had a major effect on the Company; therefore, the Company reclassified the related assets and liabilities of the Services segment as held for sale. In connection with the divestiture, which was substantially completed in December 2015, the Company sold $5,406 of net assets, resulting in a $2,096 loss. In addition, the Company has also recorded asset impairment charges to reduce the carrying value of the net assets held for sale to their estimated fair value. The impairment charge and loss on sale is included in “Loss before benefit for income taxes” in “Results of Discontinued Operations.”

Results of Discontinued Operations

Results of operations for the Services segment, which are reflected as discontinued operations in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31,
	2016	2015
Revenues	$43	$1,937
Cost of sales	(284)	(3,944)
Selling, general and administrative	(29)	(608)
Interest expense, net	7	(17)
Other income and expense items	1	140
Impairment of held for sale assets and liabilities and gain on sale of assets	243	—
Loss from discontinued operations before and after benefit for income taxes	$(19)	$(2,492)

Assets and Liabilities Held for Sale

Assets and liabilities classified as held for sale in the Company’s condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 include the following:

	March 31,	December 31,
	2016	2015
Assets:
Accounts receivable, net	$615	$2,119
Inventories, net	1,312	2,118
Prepaid expenses and other current assets	512	606
Assets Held For Sale Related To Discontinued Operations	2,439	4,843
Impairment of discontinued assets held for sale	(685)	(1,500)
Total Assets Held For Sale Related To Discontinued Operations	$1,754	$3,343
Liabilities:
Accounts payable	$118	$367
Accrued liabilities	102	433
Customer deposits and other current obligations	8	49
Other long-term liabilities	15	17
Total Liabilities Held For Sale Related To Discontinued Operations	$243	$866

NOTE 4 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. Marketable investments with original maturities between three and twelve months are recorded as short-term investments. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded as interest income in the Company’s condensed consolidated statements of operations. As of March 31, 2016 and December 31, 2015, cash and cash equivalents totaled $9,711 and $6,436, respectively, and short-term investments totaled $5,696 and $6,179, respectively. The components of cash and cash equivalents and short-term investments as of March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31,	December 31,
	2016	2015
Cash and cash equivalents:
Cash	$7,396	$4,614
Money market funds	2,187	199
Corporate & municipal bonds	128	1,623
Total cash and cash equivalents	9,711	6,436
Short-term investments (available-for-sale):
Corporate & municipal bonds	5,696	6,179
Total cash and cash equivalents and short-term investments	$15,407	$12,615

NOTE 5 — INVENTORIES

The components of inventories as of March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31,	December 31,
	2016	2015
Raw materials	$10,863	$14,868
Work-in-process	6,164	8,540
Finished goods	4,014	2,661
	21,041	26,069
Less: Reserve for excess and obsolete inventory	(2,171)	(1,850)
Net inventories	$18,870	$24,219

The decrease in inventory is primarily attributable to the Towers and Weldments segment, where inventories decreased by $4,462 between December 31, 2015 and March 31, 2016.

NOTE 6 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed during 2007. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 15 to 20 years. The Company tests intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the first quarter of 2016, the Company identified triggering events associated with Brad Foote’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets. Based upon the Company’s assessment, the undiscounted cash flows based upon the Company’s most recent projections were less than the carrying amount of the relevant asset groups within the Gearing segment, and a possible impairment to these assets was indicated under step one of Accounting Standards Codifications 360 (“ASC 360”). In step two of ASC 360 testing, the Company compared the asset group’s estimated fair values with the corresponding carrying amount of the asset group. Under step two, the Company assumed that the asset group would be exchanged in an orderly transaction between market participants and would represent the highest and best use of this asset group. Based on the step two analysis, the Company determined that no impairment to this asset group was indicated as of March 31, 2016.

As of March 31, 2016 and December 31, 2015, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	March 31, 2016				December 31, 2015
				Weighted				Weighted
			Net	Average			Net	Average
	Cost	Accumulated	Book	Amortization	Cost	Accumulated	Book	Amortization
	Basis	Amortization	Value	Period	Basis	Amortization	Value	Period
Intangible assets:
Customer relationships	$3,979	$(3,693)	$286	7.2	$3,979	$(3,682)	$297	7.2
Trade names	7,999	(3,380)	4,619	20.0	7,999	(3,280)	4,719	20.0
Intangible assets	$11,978	$(7,073)	$4,905	15.8	$11,978	$(6,962)	$5,016	15.8

As of March 31, 2016, estimated future amortization expense is as follows:

2016	$333
2017	444
2018	444
2019	444
2020	444
2021 and thereafter	2,796
Total	$4,905

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
Accrued payroll and benefits	$3,313	$3,675
Accrued property taxes	237	128
Income taxes payable	136	155
Accrued professional fees	102	74
Accrued warranty liability	582	601
Accrued regulatory settlement	500	500
Accrued environmental reserve	1,300	1,300
Accrued self-insurance reserve	1,537	1,464
Accrued other	298	237
Total accrued liabilities	$8,005	$8,134

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
Term loans and notes payable	$5,220	$5,399
Less: Current portion	(2,620)	(2,799)
Long-term debt, net of current maturities	$2,600	$2,600

Credit Facilities

AloStar Credit Facility

On August 23, 2012, the Company established a $20,000 secured revolving line of credit (the “Credit Facility”) with AloStar. On June 29, 2015, the Credit Facility was amended to extend the maturity date to August 31, 2016, modify the applicable interest rate and minimum quarterly interest charges and convert $5,000 of the original Credit Facility amount into a term loan (the “Term Loan”).

Under the Credit Facility, AloStar will advance funds when requested against a borrowing base consisting of approximately 85% of the face value of eligible accounts receivable of the Company and approximately 30% of the book value of eligible inventory of the Company. Borrowings under the Credit Facility bear interest at a per annum rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus a margin of 3.25%, subject to a minimum. The Company must also pay an unused facility fee to AloStar equal to 0.50% per annum on the unused portion of the Credit Facility, along with other standard fees.

AloStar funded the full amount of the Term Loan on June 30, 2015. Borrowings under the Term Loan bear interest at a per annum rate equal to 3.50% plus the applicable daily weighted average LIBOR. The Term Loan payments are being amortized at approximately $60 per month with a balloon payment of approximately $2,323 due in August 2016.

In connection with the Credit Facility, the Company entered into a Loan and Security Agreement with AloStar dated August 23, 2012 (as amended, the “Loan Agreement”), which contains customary representations and warranties. The Loan Agreement also contains a requirement that the Company, on a consolidated basis, maintain a minimum monthly fixed charge coverage ratio (the “Fixed Charge Coverage Ratio Covenant”) and minimum monthly earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (the “Adjusted EBITDA Covenant”), along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications.

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

As of December 31, 2015, the Company was not in compliance with the Adjusted EBITDA Covenant. On February 23, 2016, the Company and AloStar executed a Ninth Amendment to Loan and Security Agreement (the “Ninth Amendment”), which waived the Company’s compliance with the Adjusted EBITDA Covenant as of December 31, 2015, amended the Adjusted EBITDA Covenant going forward, provided that the Fixed Charge Coverage Ratio Covenant would be recalculated for future periods commencing with the quarter ending June 30, 2016, reduced the amount of the Credit Facility to $10,000 and extended the maturity date of the Credit Facility to February 28, 2017. The Ninth Amendment also contains a liquidity requirement of $3,500 and establishes a reserve against the borrowing base in an amount equal to the outstanding balance of the Term Loan at any given time. As of March 31, 2016, the Company was in compliance with the Adjusted EBITDA Covenant.

The Company is considering renewal of the Credit Facility and other financing alternatives in anticipation of the scheduled expiration of the Term Loan on August 31, 2016 and the Credit Facility on February 28, 2017. As of March 31, 2016, there was no outstanding indebtedness under the Credit Facility, the Company had the ability to borrow up to $7,000 thereunder, the per annum interest rate thereunder was 4.25%, and there was $2,620 in outstanding indebtedness under the Term Loan.

Other

Included in Long Term Debt, Net of Current Maturities is $2,600 associated with the New Markets Tax Credit transaction described further in Note 16, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements. The Company has no other term loans outstanding.

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

The following tables represent the fair values of the Company’s financial assets as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Corporate & municipal bonds and money market funds	$—	$8,011	$—	$8,011
Assets measured on a nonrecurring basis:
Gearing equipment	—	—	353	353
Clintonville, WI facility	—	—	554	554
Gearing Cicero Ave. facility	—	—	560	560
Services assets	—	—	1,755	1,755
Total assets at fair value	$—	$8,011	$3,222	$11,233

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Corporate & municipal bonds and money market funds	$—	$8,001	$—	$8,001
Assets measured on a nonrecurring basis:
Gearing equipment	—	—	506	506
Clintonville, WI facility	—	—	554	554
Gearing Cicero Ave. facility	—	—	560	560
Services assets	—	—	3,343	3,343
Total assets at fair value	$—	$8,001	$4,963	$12,964

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

Assets measured at fair value on a nonrecurring basis

The fair value measurement approach for long lived assets utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the Company’s future operating results, the implied fair value of these assets using an income approach by preparing an undiscounted cash flow analysis, a market based approach based on the Company’s market capitalization and market value third-party appraisal, and other subjective assumptions. To the extent assumptions used in the Company’s evaluations are not achieved, there may be a negative effect on the valuation of these assets.

Due to the Company’s operating losses within Brad Foote in the first quarter of 2016 combined with its history of continued operating losses, the Company continues to evaluate the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company’s March 31, 2016 assessment, the recoverable amount of undiscounted cash flows based upon the Company’s most recent projections were less than the carrying amount of the relevant asset groups within the Gearing segment and failed this step one of the impairment test. In step two, the Company compared the asset group’s estimated fair values with the corresponding carrying amount of the asset group. Under step two, the Company assumed that the asset group would be exchanged in an orderly transaction between market participants and would represent the highest and best use of this asset group. Based on the step two analysis, the Company determined that no impairment to this asset group was indicated.

During the first half of 2013, the Company took a $288 charge to adjust the carrying value of the Clintonville Facility assets to fair value, and reclassified the resulting carrying value from property and equipment to Assets Held for Sale. This treatment was due to the decision to list the Clintonville Facility for sale as a result of management’s determination that the Clintonville Facility was no longer required in the Company’s operations. The Company also took a $345 charge to adjust the carrying value of certain Gearing equipment to fair value, and reclassified the resulting carrying value to Assets Held for Sale as a result of a decision to sell this equipment. Additionally, during the fourth quarter of 2013, the Company recorded a $1,732 charge to adjust the carrying value of the land and building comprising one of Brad Foote’s facilities located in Cicero, Illinois (the “Cicero Avenue Facility”) down to fair value. This treatment was in response to the Cicero Avenue Facility being taken substantially offline in conjunction with the Company’s plant consolidation initiative. As the Cicero Avenue Facility is not immediately available for sale, it has not been classified as Assets Held for Sale. The three aforementioned impairment charges were recorded as Restructuring expenses within the Statement of Operations. The Clintonville Facility remained as Assets Held For Sale as of March 31, 2016 and due to depressed commercial real estate values, the Company recorded an additional impairment of $186 in 2015 to value the property at its fair value based on negotiations that resulted in an executed contract for the sale of the property at its carrying value that was completed subsequent to March 31, 2016.

Following the Board’s approval of a plan to divest the Company’s Services segment, the Company has been able to evaluate the value of the segment’s assets on the open market; therefore, the Company has utilized this measurement to determine the fair value of the Services segment assets.

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of March 31, 2016, the Company had no net deferred income taxes due to the full recorded valuation allowance. During the three months ended March 31, 2016, the

Company recorded a benefit for income taxes of ($8) compared to a provision for income taxes of $77 during the three months ended March 31, 2015.

The Company files income tax returns in U.S. federal and state jurisdictions. As of March 31, 2016, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2015, the Company had net operating loss (“NOL”) carryforwards of $202,107 expiring in various years through 2035.

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

The Company announced on February 13, 2013, that the Board had adopted a Stockholder Rights Plan (the “Rights Plan”) for a three-year period designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under IRC Section 382. The Rights Plan is intended to act as a deterrent to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.9% or more of the Company’s common stock and thereby triggering a further limitation of the Company’s available NOL carryforwards. In connection with the adoption of the Rights Plan, the Board declared a non‑taxable dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock to the Company’s stockholders of record as of the close of business on February 22, 2013. Each Right entitles its holder to purchase from the Company one one‑thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $14.00 per Right, subject to adjustment. As a result of the Rights Plan, any person or group that acquires beneficial ownership of 4.9% or more of the Company’s common stock without the approval of the Board would be subject to significant dilution in the ownership interest of that person or group. Stockholders who owned 4.9% or more of the outstanding shares of the Company’s common stock as of February 12, 2013 will not trigger the preferred share purchase rights unless they acquire additional shares after that date. The Company announced on February 5, 2016 that the Board had approved an amendment extending the Rights Plan for three years and adjusting the purchase price related to the exercise of the Rights thereunder. The amendment was subsequently ratified by the Company’s stockholders at the Company’s 2016 Annual Meeting of Stockholders.

As of March 31, 2016, the Company had $123 of unrecognized tax benefits, all of which would have a favorable impact on income tax expense. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had accrued interest and penalties of $74 as of March 31, 2016. As of December 31, 2015, the Company had unrecognized tax benefits of $140, of which $84 represented accrued interest and penalties.

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

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. As of March 31, 2016, the Company had reserved 35,483 shares for issuance upon the exercise of stock options outstanding and no shares for issuance upon the vesting of restricted stock unit (“RSU”) awards outstanding. As of March 31, 2016, 253,659 shares of common stock reserved for stock options and RSU awards under the 2007 EIP had been issued in the form of common stock.

2012 Equity Incentive Plan

The Company has granted incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2012 Equity Incentive Plan (the “2012 EIP”), which was approved by the Board in March 2012 and by the Company’s stockholders in May 2012.

The 2012 EIP reserved 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of March 31, 2016, the Company had reserved 42,852 shares for issuance upon the exercise of stock options outstanding and 138,155 shares for issuance upon the vesting of RSU awards outstanding. As of March 31, 2016, 532,384 shares of common stock reserved for stock options and RSU awards under the 2012 EIP had been issued in the form of common stock.

2015 Equity Incentive Plan

The Company has granted equity awards pursuant to the Broadwind Energy, Inc. 2015 Equity Incentive Plan (the “2015 EIP” together with the 2007 EIP and the 2012 EIP, the “Equity Incentive Plans”), which was approved by the Board in February 2015 and by the Company’s stockholders in April 2015. The purposes of the 2015 EIP are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2015 EIP by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining officers, other employees, non-employee directors and independent contractors; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders. Under the 2015 EIP, the Company may grant (i) non-qualified stock options; (ii) “incentive stock options” (within the meaning of IRC Section 422); (iii) stock appreciation rights; (iv) restricted stock and RSUs; and (v) performance awards.

The 2015 EIP reserves 1,100,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of March 31, 2016, the Company had reserved 375,658 shares for issuance upon the vesting of RSU awards outstanding. As of March 30, 2016, no shares of common stock reserved for RSU awards under the 2015 EIP had been issued in the form of common stock.

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

The following table summarizes stock option activity during the three months ended March 31, 2016 under the Equity Incentive Plans, as follows:

		Weighted Average
	Options	Exercise Price
Outstanding as of December 31, 2015	144,197	$17.98
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(65,862)	$8.65
Outstanding as of March 31, 2016	78,335	$25.82
Exercisable as of March 31, 2016	67,621	$29.37

The following table summarizes RSU activity during the three months ended March 31, 2016 under the Equity Incentive Plans, as follows:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Outstanding as of December 31, 2015	377,810	$4.87
Granted	216,628	$1.77
Vested	(69,615)	$5.09
Forfeited	(11,010)	$4.82
Outstanding as of March 31, 2016	513,813	$3.54

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of the price of the Company’s stock over the expected life of the awards and actual and projected stock option exercise behavior. There were no stock options granted during the three months ended March 31, 2016.

The Company utilized a forfeiture rate of 25% during the three months ended March 31, 2016 and 2015 for estimating the forfeitures of equity compensation granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, as follows:

	Three Months Ended March 31,
	2016	2015
Share-based compensation expense:
Cost of sales	$24	$31
Selling, general and administrative	235	224
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$259	$255
Reduction in earnings per share:
Basic and diluted earnings per share	$0.02	$0.02

(1)

Income tax benefit is not illustrated because the Company is currently in a full tax valuation allowance position and an actual income tax benefit was not realized for the three months ended March 31, 2016 and 2015. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

As of March 31, 2016, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and RSUs, in the amount of approximately $1,182 will be recognized through 2019. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This update permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirement in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted for annual reporting periods beginning on or after December 15, 2016, including interim periods within that annual period. The Company will adopt the provisions of ASU 2014-09 for the fiscal year beginning January 1, 2018, and is currently evaluating the impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. This ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current guidance. In addition, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This update will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this update on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and should be applied retrospectively to all periods presented, with early adoption permitted. This ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset, consistent with debt discounts. The Company determined that the adoption of this update does not have a material impact on the Company’s condensed consolidated financial statements.

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

Gearing

The Company engineers, builds and remanufactures precision gears and gearing systems for oil and gas, wind, mining, steel and other industrial applications. The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment processes in Neville Island, Pennsylvania.

Corporate and Other

“Corporate” includes the assets and selling, general and administrative expenses of the Company’s corporate office. “Eliminations” comprises adjustments to reconcile segment results to consolidated results.

Summary financial information by reportable segment for the three months ended March 31, 2016 and 2015 is as follows:

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2016
Revenues from external customers	$42,015	$4,742	$—	$—	$46,757
Intersegment revenues	—	18	—	(18)	—
Operating profit (loss)	3,241	(1,202)	(2,263)	—	(224)
Depreciation and amortization	966	639	52	—	1,657
Capital expenditures	738	209	3	—	950

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2015
Revenues from external customers	$40,797	$8,432	$—	$—	$49,229
Intersegment revenues	231	176	—	(407)	—
Operating profit (loss)	1,135	(1,211)	(2,293)	5	(2,364)
Depreciation and amortization	914	1,296	46	—	2,256
Capital expenditures	511	72	85	—	668

	Total Assets as of
	March 31,	December 31,
Segments:	2016	2015
Towers and Weldments	$35,316	$38,068
Gearing	37,261	39,229
Assets held for sale	2,662	4,403
Corporate	250,929	252,895
Eliminations	(218,453)	(224,688)
	$107,715	$109,907

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Environmental Compliance and Remediation Liabilities

The Company’s operations and products are subject to a variety of environmental laws and regulations in the jurisdictions in which the Company operates and sells products governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous materials, soil and groundwater contamination, employee health and safety, and product content, performance and packaging. Certain environmental laws may impose the entire cost or a portion of the cost of investigating and cleaning up a contaminated site, regardless of fault, upon any one or more of a number of parties, including the current or previous owners or operators of the site. These environmental laws also impose liability on any person who arranges for the disposal or treatment of hazardous substances at a contaminated site. Third parties may also make claims against owners or operators of sites and users of disposal sites for personal injuries and property damage associated with releases of hazardous substances from those sites.

In connection with the Company’s restructuring initiatives, during the third quarter of 2012, the Company identified a liability associated with the planned sale of the Cicero Avenue Facility. The liability is associated with environmental remediation costs that were identified while preparing the site for sale. During 2013, the Company applied for and was accepted into the Illinois Environmental Protection Agency (“IEPA”) voluntary site remediation program. In the first quarter of 2014, the Company completed a comprehensive review of remedial options for the Cicero Avenue Facility and selected a preferred remediation technology. As part of the voluntary site remediation program, the Company submitted a plan to the IEPA for approval to conduct a pilot study to test the effectiveness of the selected remediation technology. On July 23, 2014, the Company received comments from the IEPA regarding the proposed site remediation plan. The Company provided additional information to the IEPA in response to those comments, and determined that no change to the remediation plan or the financial reserve was needed at that time. In the third quarter of 2015, the Company obtained additional information regarding potential remediation options and modified the remediation plan, which caused an increase in the estimated cost of remediation and resulted in the Company increasing its reserve associated with this matter by $874. The Company is currently reviewing these options and will continue to reevaluate its remediation activities and the reserve balance associated with this matter as additional information is obtained. As of March 31, 2016, the accrual balance associated with this matter totaled $1,300.

Warranty Liability

The Company provides warranty terms that range from one to five years for various products supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of March 31, 2016 and 2015, estimated product warranty liability was $582 and $635, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the three months ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$601	$1,054
Addition to (reduction of) warranty reserve	(11)	—
Warranty claims	(8)	(419)
Balance, end of period	$582	$635

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the three months ended March 31, 2016 and 2015 consisted of the following:

	For the Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$84	$81
Bad debt expense	80	1
Balance at end of period	$164	$82

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was $379 reserved for liquidated damages as of March 31, 2016.

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, the Company began to self-insure for its workers’ compensation liabilities, including reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. The Company takes into account claims incurred but not reported when determining its workers’ compensation reserves. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of March 31, 2016, the Company had $1,537 accrued for self-insured workers’ compensation liabilities.

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

See Note 16, “New Markets Tax Credit Transaction” of these consolidated financial statements for a discussion of a strategic financing transaction (the “NMTC Transaction”) which originally related to the Company’s drivetrain service center in Abilene, Texas (the “Abilene Gearbox Facility”), and was amended in August 2015 to also include the activities of the Company’s heavy industries business conducted in the same building in Abilene, Texas (the “Abilene Heavy Industries Facility”).   The Abilene Gearbox Facility focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing. The Abilene Heavy Industries Facility focuses on heavy weldment fabrication for industries including those related to compressed natural gas distribution. Pursuant to the NMTC Transaction, the gross loan and investment in the Abilene Heavy Industries Facility and the Abilene Gearbox Facility of $10,000 is expected to generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One, National Association (“Capital One”). The Abilene Heavy Industries Facility and the Abilene Gearbox Facility must operate and remain in compliance with the terms and conditions of the NMTC Transaction during the seven-year compliance period, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with the NMTC Transaction.

NOTE 16 — NEW MARKETS TAX CREDIT TRANSACTION

On July 20, 2011, the Company executed the NMTC Transaction, which was amended on August 24, 2015, involving the following third parties: AMCREF Fund VII, LLC (“AMCREF”), a registered community development entity; COCRF Investor VIII, LLC (“COCRF”); and Capital One. The NMTC Transaction allows the Company to receive below market interest rate funds through the federal New Markets Tax Credit (“NMTC”) program. The Company received $2,280 in proceeds via the NMTC Transaction. The NMTC Transaction qualifies under the NMTC program and includes a gross loan from AMCREF to the Company’s wholly-owned subsidiary Broadwind Services, LLC in the principal amount of $10,000, with a term of fifteen years and interest payable at the rate of 1.4% per annum, largely offset by a gross loan in the principal amount of $7,720 from the Company to COCRF, with a term of fifteen years and interest payable at the rate of 2.5% per annum. The August 2015 amendment did not change the financial terms of the NMTC Transaction, but did add the activities and assets of the Abilene Heavy Industries Facility to the NMTC Transaction and allow for the possible sale of the Abilene Gearbox Facility assets, provided that the proceeds of such sale are re-invested in the Abilene Heavy Industries Facility.

The NMTC regulations permit taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities. The NMTC Transaction could generate $3,900 in tax credits, which the Company has made available under the structure by passing them through to Capital One. The proceeds have been applied to the Company’s investment in the Abilene Gearbox Facility assets and operating costs and in the newly added assets of the Abilene Heavy Industries Facility, as permitted under the amended NMTC Transaction.

The Abilene Heavy Industries Facility and the Abilene Gearbox Facility must operate and remain in compliance with various regulations and restrictions through September 2018, the end of the seven year compliance period, to comply with the terms of the NMTC Transaction, or the Company may be liable under its indemnification agreement with Capital One for the recapture of tax credits. In the event the Company does not comply with these regulations and restrictions, the NMTC program tax credits may be subject to 100% recapture for a period of seven years as provided in the IRC. The Company does not anticipate that any tax credit recapture events will occur or that it will be required to make any payments to Capital One under the indemnification agreement.

The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company’s condensed consolidated balance sheet as of March 31, 2016. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest in the third quarter of 2018. Capital One may exercise an option to put its investment and receive $130 from the Company at that time. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company expects that Capital One will exercise the put option at the end of the tax credit recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

The Company has determined that two pass‑through financing entities created under the NMTC Transaction structure are variable interest entities (“VIEs”). The ongoing activities of the VIEs—collecting and remitting interest and fees and complying with NMTC program requirements—were considered in the initial design of the NMTC Transaction and are not expected to significantly affect economic performance throughout the life of the VIEs. In making this determination, management also considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees under the NMTC Transaction structure, Capital One’s lack of a material interest in the underlying economics of the project, and the fact that the Company is obligated to absorb losses of the VIEs. The Company has concluded that it is required to consolidate the VIEs because the Company has both (i) the power to direct those matters that most significantly impact the activities of each VIE, and (ii) the obligation to absorb losses or the right to receive benefits of each VIE.

The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One’s net contribution of $2,600 is included in Long Term Debt, Net of Current Maturities in the condensed consolidated balance sheet as of March  31, 2016. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred.

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

During the third quarter of 2011, the Company conducted a review of its business strategies and product plans based on the business and industry outlook, and concluded that its manufacturing footprint and fixed cost base were excessive for its medium-term needs. A plan was developed to reduce the Company’s facility footprint by approximately 40% through the sale and/or closure of facilities comprising a total of approximately 600,000 square feet. To date, the Company has reduced its leased presence at six facilities and achieved a reduction of approximately 400,000 square feet. Two remaining properties, the Clintonville Facility and the Cicero Avenue Facility, have been vacated and are being marketed for sale, with the Clintonville Facility being subject to an executed contract for the sale of the property subsequent to March 31, 2016. The Company believes its remaining facilities will be sufficient to support its current business activities, while allowing for growth for the next several years.

The Company recorded a liability associated with environmental remediation costs that were originally identified while preparing the Cicero Avenue Facility for sale. See the “Environmental Compliance and Remediation Liabilities” section of Note 15, “Commitments and Contingencies” of these consolidated financial statements. The Company further adjusted the liability by recording a $352 liability associated with the planned sale of the Cicero Avenue Facility. The Company further adjusted the liability by recording an additional $258 charge in the fourth quarter of 2013 and an additional $874 in the quarter ending September 30, 2015. The liability is associated with environmental remediation costs that were originally identified while preparing the site for sale. See the “Environmental Compliance and Remediation Liabilities” section of Note 15, “Commitments and Contingencies” of these consolidated financial statements. The expenses associated with this liability have been recorded as restructuring charges, and as of March 31, 2016, the accrual balance remaining is $1,300.

As of December 31, 2014, the Company had completed the expenditures relating to its restructuring plan, with the exception of the new information on the environmental remediation of the Cicero Avenue Facility that resulted in additional expense of $874 recorded during the third quarter of 2015 and new information on the fair value on the Clintonville Facility that resulted in additional impairment expense of $186 recorded during the fourth quarter of 2015 based on negotiations that resulted in an executed contract for the sale of the property that was completed subsequent to March 31, 2016. The Company incurred total costs of approximately $14,200, net of a $3,585 gain on the sale of an idle tower plant in Brandon, South Dakota. The Company’s restructuring charges generally include costs to close or exit facilities, costs to move equipment, the related costs of building infrastructure for moved equipment and employee related costs. Of the total restructuring costs incurred, a total of approximately $4,800 consists of non‑cash charges.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1, “Financial Statements,” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 2. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties. As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its subsidiaries.

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

First Quarter Overview

We booked $39,000 in new orders in the first quarter of 2016, up from orders of $21,700 in the first quarter of 2015. The increase was due to the timing of receipt of tower orders, which vary considerably from quarter to quarter. The wind energy market continues to be strong due to the late 2015 extension of the federal Production Tax Credit subsidy. We continue to see weakness in orders from oil and gas and mining customers, affecting both our Gearing segment and our industrial weldments product line within our Towers and Weldments segment.

We recognized sales of $46,800 in the first quarter of 2016, a 5% decrease compared to $49,200 in the first quarter of 2015. The decrease reflects lower sales in Gearing of $3,800, offset by higher sales in Towers and Weldments of $1,000. The Towers and Weldments segment revenues increase was due to a 15% increase in towers sold, partially offset by lower average tower prices due to significantly lower steel prices which are generally passed through to the customer, and lower weldment revenue in the first quarter of 2016. Gearing revenues were down sharply by $3,800 or 45%, with virtually the entire decline driven by reduced sales to oil and gas and mining industry customers. We reported a net loss of $400 or $.03 per share in the first quarter of 2016, compared to net loss of $5,000 or $.34 per share in the first quarter of 2015. The $.31 per share improvement was due to a $.17 per share loss improvement from discontinued operations, and a $.15 per share improvement from continuing operations. The improvement from continuing operations was due primarily to increased profitability in the Towers and Weldments segment and cost reductions throughout the Company, as compared with a challenging prior-year period.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

	Three Months Ended March 31,				2016 vs. 2015
		% of Total		% of Total
	2016	Revenue	2015	Revenue	$ Change	% Change
Revenues	$46,757	100.0%	$49,229	100.0%	$(2,472)	(5.0)%
Cost of sales	42,795	91.5%	46,484	94.4%	(3,689)	(7.9)%
Gross profit	3,962	8.5%	2,745	5.6%	1,217	44.3%
Operating expenses
Selling, general and administrative expenses	4,075	8.7%	5,015	10.2%	(940)	(18.7)%
Intangible amortization	111	0.2%	111	0.2%	—	—%
Restructuring costs	—	—%	(17)	—%	17	(100.0)%
Total operating expenses	4,186	8.9%	5,109	10.4%	(923)	(18.1)%
Operating loss	(224)	(0.4)%	(2,364)	(4.8)%	2,140	90.5%
Other expense
Interest expense, net	(154)	(0.3)%	(154)	(0.3)%	—	—%
Other, net	12	—%	110	0.2%	(98)	(89.1)%
Gain on sale of assets and restructuring	—	—%	(38)	(0.1)%	38	(100.0)%
Total other expense, net	(142)	(0.3)%	(82)	(0.2)%	(60)	73.2%
Net loss before benefit for income taxes	(366)	(0.7)%	(2,446)	(5.0)%	2,080	(85.0)%
Benefit for income taxes	(8)	—%	77	0.2%	(85)	(110.4)%
Loss from continuing operations	(358)	(0.7)%	(2,523)	(5.2)%	2,165	85.8%
Loss from discontinued operations, net of tax	(19)	—%	(2,492)	(5.1)%	2,473	99.2%
Net loss	$(377)	(0.7)%	$(5,015)	(10.3)%	$4,638	(92.5)%

Consolidated

Revenues decreased by $2,472 from $49,229 during the three months ended March 31, 2015, to $46,757 during the three months ended March 31, 2016. The decrease reflects 45% lower sales of Gearing due primarily to weak oil and gas markets. Partially offsetting this was an increase in Towers and Weldments revenue.   The Towers and Weldments segment revenues increase was due to a 15% increase in towers sold due to better production flow, as well as the fact that $5,000 of completed towers were held in inventory at the end of the prior-year quarter pending customer acceptance.  Despite the significant increases in towers sold, the revenue increase was modest because of the effect of significantly lower steel material costs, which are generally passed through to the customer, and lower weldment revenue.

Gross profit improved by $1,217, from $2,745 during the three months ended March 31, 2015, to $3,962 during the three months ended March 31, 2016. The increase in gross profit was attributable to higher unit tower sales and a significant improvement in operating efficiencies in the Abilene, Texas tower facility compared to the challenging prior-year period, and to lower depreciation expense in our Gearing segment as discussed below. As a result, our total gross margin increased from 5.6% during the three months ended March 31, 2015, to 8.5% during the three months ended March 31, 2016.

Operating expenses improved by $923, from $5,109 during the three months ended March 31, 2015, to $4,186 during the three months ended March 31, 2016. The improvement was attributable to reduced employee compensation of $711, reduced legal expense of $120, and a $150 gain on sale of excess equipment, partially offset by increased insurance expenses. Operating expenses as a percentage of sales decreased from 10.4% in the prior-year quarter to 8.9% in the first quarter of 2016.

Net loss improved from $5,015 during the three months ended March 31, 2015, to $377 during the three months ended March 31, 2016, as a result of the factors described above and a $2,473 reduced loss from discontinued operations.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Orders	$35,436	$11,770
Revenues	42,015	41,028
Operating income	3,241	1,135
Operating margin	7.7%	2.8%

The increase in orders is due to the timing of receipt of two tower orders in the current year period, as tower orders vary considerably from quarter to quarter.  Towers and Weldments segment revenues improved by $987, from $41,028 during the three months ended March 31, 2015, to $42,015 during the three months ended March 31, 2016. The Towers and Weldments segment revenues increase was due to a 15% increase in towers sold partially offset by lower average prices associated with lower steel material costs, which are generally passed through to tower customers, and a $1,055 decline in weldment revenue in the first quarter of 2016. Weldments continue to face reduced demand from oil and gas and mining customers; however, we did ship our first unit to a customer in the compressed natural gas market in the first quarter of 2016.

Towers and Weldments segment operating income increased by $2,106, from $1,135 during the three months ended March 31, 2015, to $3,241 during the three months ended March 31, 2016. This was due to a $1,730 favorable impact of towers increased sales volume, as compared to the prior-year period when $5,000 of towers were held in inventory at quarter-end pending customer acceptance,  higher material margins, and increased operating efficiency resulting in $446 lower overhead spending in our tower plants. Operating margin increased from 2.8% during the three months ended March 31, 2015, to 7.7% during the three months ended March 31, 2016.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Orders	$3,540	$9,918
Revenues	4,760	8,608
Operating loss	(1,202)	(1,211)
Operating margin	(25.3)%	(14.1)%

Gearing segment orders decreased from the prior-year quarter due to continued weak demand from oil and gas and mining customers. Gearing segment revenues decreased by $3,848, from $8,608 during the three months ended March 31, 2015, to $4,760 during the three months ended March 31, 2016. Total revenues were down by 45% due to a decrease in sales to oil and gas and mining industry customers.

Gearing segment operating loss decreased by $9, from $1,211 during the three months ended March 31, 2015, to $1,202 during the three months ended March 31, 2016. The small improvement in the operating loss, despite the significant decline in revenue, was due to lower salaried headcount and incentive compensation reductions, and  reduced depreciation expense of $659 due to a change in the accounting estimate to increase our equipment salvage value. Also favorable was a  gain of $150 on the sale of excess equipment. We estimate that the change in depreciation will have a favorable impact on 2016 annual income from continuing operations and net income of $2,636 or $0.18 earnings per share. Operating margin deteriorated because of lower revenues, from (14.1%) during the three months ended March 31, 2015, to (25.3%) during the three months ended March 31, 2016.

Corporate and Other

Corporate and Other expenses decreased by $25, from $2,288 during the three months ended March 31, 2015, to $2,263 during the three months ended March 31, 2016. The decrease was attributable to lower employee compensation of $272 and a variety of other cost saving initiatives totaling $126, offset by increased company-wide self-insurance program costs of $367.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Our most critical accounting policies are related to the following areas: revenue recognition, warranty liability, inventories, intangible assets, long-lived assets, workers’ compensation reserves and income taxes. Details regarding our application of these policies and the related estimates are described fully in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which amends the guidance in former Accounting Standard Codification Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This update permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirement in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted for annual reporting periods beginning on or after December 15, 2016, including interim periods within that annual period. We will adopt the provisions of ASU 2014 09 and ASU 2015-14 for the fiscal year beginning January 1, 2018, and are currently evaluating the impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. This ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current guidance. In addition, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This update will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this update on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and should be applied retrospectively to all periods presented, with early adoption permitted. This ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset, consistent with debt discounts. We determined that the adoption of this update does not have a material impact on our condensed consolidated financial statements.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March  31, 2016, cash and cash equivalents and short-term investments totaled $15,407, an improvement of $2,792 from December 31, 2015. Total debt and capital lease obligations at March  31, 2016 totaled $5,520, and we had the ability to borrow up to $7,000 under the Credit Facility (as defined below). We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances and the Credit Facility.

On August 23, 2012, we established a $20,000 secured revolving line of credit (the “Credit Facility”) with AloStar Bank of Commerce (“AloStar”) pursuant to a Loan and Security Agreement dated August 23, 2012 (as amended, the “Loan Agreement”). On June 29, 2015, the Credit Facility was amended to extend the maturity date, modify the applicable interest rate and minimum quarterly interest charges and convert $5,000 of the original Credit Facility amount into a term loan (the “Term Loan”).

Under the Credit Facility, AloStar will advance funds when requested against a borrowing base consisting of approximately 85% of the face value of our eligible accounts receivable and approximately 30% of the book value of our eligible inventory. Borrowings under the Credit Facility bear interest at a per annum rate equal to the one-month LIBOR plus a margin of 3.25%, subject to a minimum. We must also pay an unused facility fee to AloStar equal to 0.50% per annum on the unused portion of the Credit Facility, along with other standard fees.

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

The obligations under the Loan Agreement are secured by, subject to certain exclusions, (i) a first priority security interest in all our accounts receivable, inventory, chattel paper, payment intangibles, cash and cash equivalents and other working capital assets and stock or other equity interests in our subsidiaries, and (ii) a first priority security interest in all of the equipment of our wholly-owned subsidiary Brad Foote Gear Works, Inc.

As of December 31, 2015, we were not in compliance with the Adjusted EBITDA Covenant. On February 23, 2016, we and AloStar executed a Ninth Amendment to Loan and Security Agreement and Waiver (the “Ninth Amendment”), which waived our compliance with the Adjusted EBITDA Covenant as of December 31, 2015, amended the Adjusted EBITDA Covenant going forward, provided that the Fixed Charge Coverage Ratio Covenant would be recalculated for future periods commencing with the quarter ending June 30, 2016, reduced the amount of the Credit Facility to $10,000, and extended the maturity date of the Credit Facility to February 28, 2017. The Ninth Amendment also contains a liquidity requirement of $3,500 and establishes a reserve against the borrowing base in an amount equal to the outstanding balance of the Term Loan at any given time. As of March 31, 2016, we were in compliance with the Adjusted EBITDA Covenant and liquidity requirement.

We are considering renewal of the Credit Facility and also reviewing other financing alternatives in anticipation of the scheduled expiration of the Term Loan on August 31, 2016 and the Credit Facility on February 28, 2017. As of March 31, 2016, there was no outstanding indebtedness under the Credit Facility, we had the ability to borrow up to $7,000 thereunder,  the per annum interest rate thereunder was 4.25% and there was $2,620 in outstanding indebtedness under the Term Loan.

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

Sources and Uses of Cash

Operating Cash Flows

During the three months ended March 31, 2016, net cash provided by operating activities totaled $3,061 compared to net cash used in operating activities and $19,872 for the three months ended March 31, 2015. The increase in net cash provided by operating activities was primarily attributable to improvements in the customer deposit and the inventory balances of the Towers and Weldments segment where customer deposits have decreased by $2,163 and inventories have decreased by $5,348 since December 31, 2015.  The decrease in customer deposits is a result of our fulfillment of customers’ orders for which we had previously received deposits. Upon fulfilling the orders, we have been able to recognize the cash from the deposits as revenue. The decrease in inventory raw materials reflects the usage of the unusually high levels of steel plate that developed due to production difficulties encountered in the first three months of 2015, with inventory levels returning to normal levels during 2016.

Investing Cash Flows

During the three months ended March 31, 2016, net cash used in investing activities totaled $423 compared to net cash provided by investing activities of $7,356 for the three months ended March  31, 2015. The increase in net cash used in investing activities as compared to the prior-year period was primarily attributable to the sales and maturities related to the available for sale securities activity in the prior-year period.

Financing Cash Flows

During the three months ended March 31, 2016, net cash used in financing activities totaled $326, compared to net cash provided by financing activities of $997 for the three months ended March  31, 2015. The increase in net cash used in financing activities as compared to the prior-year period was due to the current-year period payments on the Credit Facility and Term Loan.

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain “forward-looking statements”—that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, and business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors, including, but not limited to, those discussed in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, that could cause our actual growth, results of operations, financial condition, cash flows, performance, and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Our forward-looking statements may include or relate to the following: (i) our expectations relating to state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (ii) our expectations with respect to our customer relationships and efforts to diversify our customer base and sector focus and leverage customer relationships across business units; (iii) our plans to continue to grow our business organically; (iv) our beliefs with respect to the sufficiency of our liquidity and our plans to evaluate alternate sources of funding if necessary; (v) our plans and assumptions, including estimated costs and saving opportunities, regarding our restructuring efforts; (vi) our beliefs regarding our ability to realize revenue from customer orders and backlog; (vii) our beliefs regarding our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (viii) our beliefs and expectations relating to the economy and the potential impact it may have on our business, including our customers; (ix) our beliefs regarding the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (x) our beliefs and expectations relating to the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; and (xi) our beliefs regarding the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. We are under no duty to update any of these forward looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such are not required to provide information under this Item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2016 because of the material weaknesses in internal control over financial reporting described below.

As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2015, the following material weakness existed at December 31, 2015 and March 31, 2016:

•

We did not maintain effective controls over the completeness, accuracy and existence of inventory during 2015. Specifically, controls over completeness, accuracy and existence regarding one specific type of inventory in our Towers and Weldments segment were not properly designed to prevent or detect material misstatements on a timely basis and, therefore, constitute a material weakness.

Management’s Remediation Plan

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
•

Fully implementing the revised design of controls with respect to annual cycle counting of inventory items with a low individual value (“C items”) to ensure that transaction errors are detected, and that valuation of our inventory and related cost of goods sold are properly and timely reported.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses related to our internal controls over financial reporting controls, as described above. However, our remediation was not complete as of March 31, 2016.  We can give no assurance that the measures we take will remediate the material weaknesses that we have identified or that any additional material weaknesses will not arise in the future. Other than the changes disclosed above, there were no changes in our internal control over financial reporting controls during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is incorporated herein by reference to Note 11, “Legal Proceedings” of these condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

There are no material changes to our risk factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

None

Item 6.Exhibits

The exhibits listed on the Exhibit Index following the signature page are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND ENERGY, INC.

April 28, 2016	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Interim President and Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH  31, 2016

Exhibit Number	Exhibit
4.1

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
101

The following financial information from this Form 10-Q of Broadwind Energy, Inc. for the quarter ended March  31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*Filed herewith.