Form 10-Q
period 2016-06-30
BROADWIND ENERGY, INC.
filed 2016-07-28
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares of registrant’s common stock, par value $0.001, outstanding as of July  22,  2016: 15,124,046.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,501	$6,436
Short-term investments	3,605	6,179
Restricted cash	39	83
Accounts receivable, net of allowance for doubtful accounts of $159 and $84 as of June 30, 2016 and December 31, 2015, respectively	16,866	9,784
Inventories, net	21,047	24,219
Prepaid expenses and other current assets	1,333	1,530
Current assets held for sale	1,637	4,403
Total current assets	52,028	52,634
LONG-TERM ASSETS:
Property and equipment, net	51,310	51,906
Intangible assets, net	4,794	5,016
Other assets	336	351
TOTAL ASSETS	$108,468	$109,907
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$2,799
Current portions of capital lease obligations	297	447
Accounts payable	15,736	13,822
Accrued liabilities	7,658	8,134
Customer deposits	11,383	9,940
Current liabilities held for sale	960	1,613
Total current liabilities	36,034	36,755
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,600	2,600
Long-term capital lease obligations, net of current portions	451	—
Other	2,310	3,060
Total long-term liabilities	5,361	5,660
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,124,046 and 15,012,789 shares issued as of June 30, 2016, and December 31, 2015, respectively	15	15
Treasury stock, at cost, 273,937 shares as of June 30, 2016 and December 31, 2015, respectively	(1,842)	(1,842)
Additional paid-in capital	378,536	378,104
Accumulated deficit	(309,636)	(308,785)
Total stockholders’ equity	67,073	67,492
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,468	$109,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$43,380	$62,563	$90,137	$111,792
Cost of sales	39,238	54,064	82,033	100,548
Gross profit	4,142	8,499	8,104	11,244
OPERATING EXPENSES:
Selling, general and administrative	3,850	4,755	7,925	9,770
Intangible amortization	111	111	222	222
Restructuring	—	17	—	—
Total operating expenses	3,961	4,883	8,147	9,992
Operating income (loss)	181	3,616	(43)	1,252
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(152)	(247)	(306)	(401)
Other, net	5	(83)	17	27
Gain on sale of assets and restructuring	—	38	—	—
Total other expense, net	(147)	(292)	(289)	(374)
Net income (loss) before (benefit) provision for income taxes	34	3,324	(332)	878
(Benefit) provision for income taxes	(8)	(62)	(16)	15
INCOME (LOSS) FROM CONTINUING OPERATIONS	42	3,386	(316)	863
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(516)	(1,771)	(535)	(4,263)
NET (LOSS) INCOME	$(474)	$1,615	$(851)	$(3,400)
NET (LOSS) INCOME PER COMMON SHARE—BASIC:
(Loss) income from continuing operations	$0.00	$0.23	$(0.02)	$0.06
Loss from discontinued operations	(0.03)	(0.12)	(0.04)	(0.29)
Net (loss) income	$(0.03)	$0.11	$(0.06)	$(0.23)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—Basic	14,835	14,663	14,797	14,630
NET (LOSS) INCOME PER COMMON SHARE—DILUTED:
(Loss) income from continuing operations	$0.00	$0.23	$(0.02)	$0.06
Loss from discontinued operations	(0.03)	(0.12)	(0.04)	(0.29)
Net (loss) income	$(0.03)	$0.11	$(0.06)	$(0.23)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—Diluted	14,835	14,780	14,797	14,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2014	14,844,307	$15	(273,937)	$(1,842)	$377,185	$(286,978)	$88,380
Stock issued for restricted stock	168,482	—	—	—	—	—	—
Share-based compensation	—	—	—	—	919	—	919
Net loss	—	—	—	—	—	(21,807)	(21,807)
BALANCE, December 31, 2015	15,012,789	$15	(273,937)	$(1,842)	$378,104	$(308,785)	$67,492
Stock issued for restricted stock	111,257	—	—	—	—	—	—
Share-based compensation	—	—	—	—	432	—	432
Net loss	—	—	—	—	—	(851)	(851)
BALANCE, June 30, 2016	15,124,046	$15	(273,937)	$(1,842)	$378,536	$(309,636)	$67,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(851)	$(3,400)
Loss from discontinued operations	(535)	(4,263)
(Loss) income from continuing operations	(316)	863
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	3,443	4,460
Impairment charges	—	38
Stock-based compensation	432	607
Allowance for doubtful accounts	75	14
Gain on disposal of assets	(138)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,165)	(2,376)
Inventories	3,171	(8,291)
Prepaid expenses and other current assets	189	461
Accounts payable	1,891	(691)
Accrued liabilities	(476)	(1,494)
Customer deposits	1,433	(13,845)
Other non-current assets and liabilities	(751)	(463)
Net cash provided by (used in) operating activities of continuing operations	1,788	(20,717)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(3,581)	(1,884)
Sales of available for sale securities	95	5,083
Maturities of available for sale securities	6,060	4,825
Purchases of property and equipment	(1,966)	(1,328)
Proceeds from disposals of property and equipment	554	—
Decrease in restricted cash	44	—
Net cash provided by investing activities of continuing operations	1,206	6,696
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit and notes payable	—	(80,685)
Proceeds from lines of credit and notes payable	—	81,212
Proceeds from long-term debt	—	5,000
Payments on long-term debt	(2,799)	—
Principal payments on capital leases	(328)	(451)
Net cash (used in) provided by financing activities of continuing operations	(3,127)	5,076
DISCONTINUED OPERATIONS:
Operating cash flows	907	(2,393)
Investing cash flows	303	(276)
Financing cash flows	(12)	(5)
Net cash provided by (used in) discontinued operations	1,198	(2,674)
Add: Cash balance of discontinued operations, beginning of period	—	93
Less: Cash balance of discontinued operations, end of period	—	21
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,065	(11,547)
CASH AND CASH EQUIVALENTS, beginning of the period	6,436	12,056
CASH AND CASH EQUIVALENTS, end of the period	$7,501	$509
Supplemental cash flow information:
Interest paid	$267	$293
Income taxes paid	$12	$35
Non-cash investing and financing activities:
Issuance of restricted stock grants	$432	$607

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June  30, 2016 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2016. The December 31, 2015 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

There have been no material changes in the Company’s significant accounting policies during the three and six months ended June  30, 2016 as compared to the significant accounting policies described in the Company’s Annual Report. The Company changed an accounting estimate as of the beginning of 2016 to increase the salvage value of selected large machinery and equipment at Brad Foote to reflect the estimated sale value on the used machinery and equipment market. The impact of this change during the three and six months ended June  30, 2016 was a reduction of depreciation expense of $603 and $1,262, respectively. A similar impact is expected to occur through October 2017.

Company Description

Through its subsidiaries, the Company provides technologically advanced high-value products to energy, mining and infrastructure sector customers, primarily in the United States (the “U.S.”). The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 89% of the Company’s revenue during the first six months of 2016.

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

Liquidity

The Company meets its short term liquidity needs through cash generated from operations, its available cash balances and the Credit Facility (as defined below). The Credit Facility has been undrawn since September 2015; however, the Company uses the Credit Facility from time to time to fund temporary increases in working capital, and believes that the Credit Facility, together with the operating cash generated by the business, will be sufficient to meet all cash obligations for the next twelve months.

See Note 8, “Debt and Credit Agreement” of these consolidated condensed financial statements for a complete description of the Credit Facility and the Company’s other debt.

Total debt and capital lease obligations at June  30, 2016 totaled $3,348, and the Company is obligated to make principal payments under the outstanding debt totaling $297 over the next twelve months.

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

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June  30, 2016 and 2015, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic earnings per share calculation:
Net (loss) income	$(474)	$1,615	$(851)	$(3,400)
Weighted average number of common shares outstanding	14,835,205	14,662,934	14,796,844	14,630,308
Basic net (loss) income per share	$(0.03)	$0.11	$(0.06)	$(0.23)
Diluted earnings per share calculation:
Net (loss) income	$(474)	$1,615	$(851)	$(3,400)
Weighted average number of common shares outstanding	14,835,205	14,662,934	14,796,844	14,630,308
Common stock equivalents:
Stock options and non-vested stock awards	—	118,020	—	—
Weighted average number of common shares outstanding	14,835,205	14,780,954	14,796,844	14,630,308
Diluted net (loss) income per share	$(0.03)	$0.11	$(0.06)	$(0.23)

NOTE 3 — DISCONTINUED OPERATIONS

The Company’s Services segment had substantial continued operating losses for several years, due to operating issues and an increasingly competitive environment due in part to increased in-sourcing of service functions by customers. In July 2015, the Board directed management to evaluate potential strategic alternatives with respect to the Services segment. In September 2015, the Board authorized management to sell substantially all of the assets of the Services segment to one or more third-party purchasers, and thereafter to liquidate or otherwise dispose of any such assets remaining unsold. The Company began negotiations to sell substantially all the assets of the Services segment in the third quarter of 2015. The exit of this business was a strategic shift that has had a major effect on the Company; therefore, the Company reclassified the related assets and liabilities of the Services segment as held for sale. In connection with the divestiture, which was substantially completed in December 2015, the Company sold $5,406 of net assets, resulting in a $2,096 loss. In addition, the Company has also recorded asset impairment charges to reduce the carrying value of the net assets held for sale to their estimated fair value. The impairment charge and loss on sale is included in “Loss before benefit for income taxes” in “Results of Discontinued Operations.”

Results of Discontinued Operations

Results of operations for the Services segment, which are reflected as discontinued operations in the Company’s condensed consolidated statements of operations for the three and six months ended June  30, 2016 and 2015, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$14	$2,686	$57	$4,624
Cost of sales	(480)	(3,951)	(764)	(7,895)
Selling, general and administrative	(55)	(489)	(84)	(1,098)
Interest expense, net	5	(17)	11	(35)
Other income and expense items	—	—	2	141
Impairment of held for sale assets and liabilities and gain on sale of assets	—	—	243	—
Loss from discontinued operations before and after benefit for income taxes	$(516)	$(1,771)	$(535)	$(4,263)

The Company was notified of two warranty claims, which resulted in an additional $427 of warranty expense recorded during the three months ended June 30, 2016.

Assets and Liabilities Held for Sale

Assets and liabilities classified as held for sale in the Company’s condensed consolidated balance sheets as of June  30, 2016 and December 31, 2015 include the following:

	June 30,	December 31,
	2016	2015
Assets:
Accounts receivable, net	$287	$2,119
Inventories, net	1,304	2,118
Prepaid expenses and other current assets	381	606
Assets Held For Sale Related To Discontinued Operations	1,972	4,843
Impairment of discontinued assets held for sale	(688)	(1,500)
Total Assets Held For Sale Related To Discontinued Operations	$1,284	$3,343
Liabilities:
Accounts payable	$18	$367
Accrued liabilities	476	433
Customer deposits and other current obligations	4	49
Other long-term liabilities	5	17
Total Liabilities Held For Sale Related To Discontinued Operations	$503	$866

NOTE 4 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. Marketable investments with original maturities between three and twelve months are recorded as short-term investments. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded as interest income in the Company’s condensed consolidated statements of operations. As of June  30,  2016 and December 31, 2015, cash and cash equivalents totaled $7,501 and $6,436, respectively, and short-term investments totaled $3,605 and $6,179, respectively. The components of cash and cash equivalents and short-term investments as of June  30, 2016 and December 31, 2015 are summarized as follows:

	June 30,	December 31,
	2016	2015
Cash and cash equivalents:
Cash	$3,080	$4,614
Money market funds	169	199
Corporate & municipal bonds	4,252	1,623
Total cash and cash equivalents	7,501	6,436
Short-term investments (available-for-sale):
Corporate & municipal bonds	3,605	6,179
Total cash and cash equivalents and short-term investments	$11,106	$12,615

NOTE 5 — INVENTORIES

The components of inventories as of June  30, 2016 and December 31, 2015 are summarized as follows:

	June 30,	December 31,
	2016	2015
Raw materials	$13,089	$14,868
Work-in-process	5,439	8,540
Finished goods	4,534	2,661
	23,062	26,069
Less: Reserve for excess and obsolete inventory	(2,015)	(1,850)
Net inventories	$21,047	$24,219

NOTE 6 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed during 2007. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 15 to 20 years. The Company tests intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the second quarter of 2016, the Company identified triggering events associated with Brad Foote’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets. Based upon the Company’s assessment, the undiscounted cash flows based upon the Company’s most recent projections were less than the carrying amount of the relevant asset groups within the Gearing segment, and a possible impairment to these assets was indicated under step one of Accounting Standards Codifications 360 (“ASC 360”). In step two of ASC 360 testing, the Company compared the asset group’s estimated fair values with the corresponding carrying amount of the asset group. Under step two, the Company assumed that the asset group would be exchanged in an orderly transaction between market participants and would represent the highest and best use of this asset group. Based on the step two analysis, the Company determined that no impairment to this asset group was indicated as of June  30, 2016.

As of June  30, 2016 and December 31, 2015, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	June 30, 2016				December 31, 2015
				Weighted				Weighted
			Net	Average			Net	Average
	Cost	Accumulated	Book	Amortization	Cost	Accumulated	Book	Amortization
	Basis	Amortization	Value	Period	Basis	Amortization	Value	Period
Intangible assets:
Customer relationships	$3,979	$(3,704)	$275	7.2	$3,979	$(3,682)	$297	7.2
Trade names	7,999	(3,480)	4,519	20.0	7,999	(3,280)	4,719	20.0
Intangible assets	$11,978	$(7,184)	$4,794	15.8	$11,978	$(6,962)	$5,016	15.8

As of June  30, 2016, estimated future amortization expense is as follows:

2016	$222
2017	444
2018	444
2019	444
2020	444
2021 and thereafter	2,796
Total	$4,794

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of June  30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015
Accrued payroll and benefits	$3,320	$3,675
Accrued property taxes	458	128
Income taxes payable	22	155
Accrued professional fees	87	74
Accrued warranty liability	564	601
Accrued regulatory settlement	500	500
Accrued environmental reserve	1,255	1,300
Accrued self-insurance reserve	1,203	1,464
Accrued other	249	237
Total accrued liabilities	$7,658	$8,134

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of June  30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015
Term loans and notes payable	$2,600	$5,399
Less: Current portion	—	(2,799)
Long-term debt, net of current maturities	$2,600	$2,600

Credit Facilities

AloStar Credit Facility

On August 23, 2012, the Company established a $20,000 secured revolving line of credit (the “Credit Facility”) with AloStar Bank of Commerce (“AloStar”). On June 29, 2015, the Credit Facility was amended to extend the maturity date to August 31, 2016, modify the applicable interest rate and minimum quarterly interest charges and convert $5,000 of the original Credit Facility amount to a term loan (the “Term Loan”).

Under the Credit Facility, AloStar will advance funds when requested against a borrowing base consisting of approximately 85% of the face value of eligible accounts receivable of the Company and approximately 30% of the book value of eligible inventory of the Company. Borrowings under the Credit Facility bear interest at a per annum rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus a margin of 3.25%, subject to a minimum. The Company also pays an unused facility fee to AloStar equal to 0.50% per annum on the unused portion of the Credit Facility, along with other standard fees.

AloStar funded the full amount of the Term Loan on June 30, 2015. Borrowings under the Term Loan bear interest at a per annum rate equal to 3.50% plus the applicable daily weighted average LIBOR. The Term Loan payments were amortized at approximately $60 per month with a balloon payment of approximately $2,323 due in August 2016. In June 2016, the Company paid off the existing $2,441 balance of the Term Loan.

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

On February 23, 2016, the Company and AloStar executed a Ninth Amendment to Loan and Security Agreement (the “Ninth Amendment”), which waived the Company’s non-compliance with the Adjusted EBITDA Covenant as of December 31, 2015, amended the Adjusted EBITDA Covenant going forward, provided that the Fixed Charge Coverage Ratio Covenant would be recalculated for future periods commencing with the quarter ending June 30, 2016, reduced the amount of the Credit Facility to $10,000 and extended the maturity date of the Credit Facility to February 28, 2017. The Ninth Amendment also contains a liquidity requirement of $3,500 and establishes a reserve against the borrowing base in an amount equal to the outstanding balance of the Term Loan at any given time.

The Company is considering renewal of the Credit Facility and other financing alternatives in anticipation of the scheduled expiration of the Credit Facility on February 28, 2017. As of June  30, 2016, there was no outstanding indebtedness under the Credit Facility, the Company had the ability to borrow up to $8,650 thereunder, the per annum interest rate thereunder was 4.25%, and there was no outstanding indebtedness under the Term Loan which was repaid in full in June 2016.

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

Level 2 — Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly. For the Company’s corporate and municipal bonds, the Company notes that although quoted prices are available and used to value said assets, they are traded less frequently.

Level 3 — Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date. The Company used market negotiations to value the Gearing segment’s assets. The Company used real estate appraisals to value the Clintonville, Wisconsin facility formally owned by Broadwind Towers (the “Clintonville Facility”).

The following tables represent the fair values of the Company’s financial assets as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Corporate & municipal bonds and money market funds	$—	$8,026	$—	$8,026
Assets measured on a nonrecurring basis:
Gearing equipment	—	—	353	353
Gearing Cicero Ave. facility	—	—	560	560
Services assets	—	—	1,284	1,284
Total assets at fair value	$—	$8,026	$2,197	$10,223

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Corporate & municipal bonds and money market funds	$—	$8,001	$—	$8,001
Assets measured on a nonrecurring basis:
Gearing equipment	—	—	506	506
Clintonville, WI facility	—	—	554	554
Gearing Cicero Ave. facility	—	—	560	560
Services assets	—	—	3,343	3,343
Total assets at fair value	$—	$8,001	$4,963	$12,964

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

Assets measured at fair value on a nonrecurring basis

The fair value measurement approach for long lived assets utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the Company’s future operating results, the implied fair value of these assets using an income approach by preparing an undiscounted cash flow analysis, a market based approach based on the Company’s market capitalization and market value third-party appraisals, and other subjective assumptions. To the extent assumptions used in the Company’s evaluations are not achieved, there may be a negative effect on the valuation of these assets.

Due to the Company’s operating losses within the Gearing segment in the first and second quarter of 2016 combined with its history of continued operating losses, the Company continues to evaluate the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company’s June 30, 2016 assessment, the recoverable amount of undiscounted cash flows based upon the Company’s most recent projections were less than the carrying amount of the relevant asset groups within the Gearing segment and failed this step one of the impairment test. In step two, the Company compared the asset group’s estimated fair values with the corresponding carrying amount of the asset group. Under step two, the Company assumed that the asset group would be exchanged in an orderly transaction between market participants and would represent the highest and best use of this asset group. Based on the step two analysis, the Company determined that no impairment to this asset group was indicated.

The Clintonville Facility was reclassified as an Asset Held for Sale in 2013 due to the decision to vacate the facility and offer it for sale. At that time, the property was written down by $288 to adjust the carrying value of the Clintonville Facility assets to fair value. The Company recorded an additional impairment of $186 in 2015 to value the Clintonville Facility property at its fair value. The Clintonville Facility was subsequently sold during the second quarter of 2016 at its fair value.

The investment in select Gearing equipment, shown as $506 at December 31, 2015, is associated with the Company’s activities to update and consolidate its Gearing asset base. The reduction in the carrying value to $353 at June 30, 2016, reflects the successful sale of a portion of the surplus assets.

The carrying value of the land and building comprising one of Brad Foote’s facilities located in Cicero, Illinois (the “Cicero Avenue Facility”) of $560 reflects the expected proceeds associated with selling this facility after environment remediation is complete. As the Cicero Avenue Facility is not immediately available for sale, it has not been classified as Assets Held for Sale.

Following the Board’s approval of a plan to divest the Company’s Services segment, the Company has been able to evaluate the value of the segment’s assets on the open market; therefore, the Company has utilized this measurement to determine the fair value of the Services segment assets.

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of June 30, 2016, the Company had no net deferred income taxes due to the full recorded valuation allowance. During the six months ended June 30, 2016, the Company recorded a benefit for income taxes of ($16),  compared to a provision for income taxes of $15 during the six months ended June 30, 2015.

The Company files income tax returns in U.S. federal and state jurisdictions. As of June 30, 2016, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2015, the Company had net operating loss (“NOL”) carryforwards of $202,107 expiring in various years through 2035.

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

On February 13, 2013, the Board adopted a Stockholder Rights Plan (as amended, the “Rights Plan”) designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under IRC Section 382 and the Rights Plan was subsequently ratified by the Company’s stockholders at the Company’s 2013 Annual Meeting of Stockholders. The Rights Plan was amended and extended for an additional three years on February 5, 2016, and such extension was subsequently ratified by the Company’s stockholders at the Company’s 2016 Annual Meeting of Stockholders.

The Rights Plan is intended to act as a deterrent to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.9% or more of the Company’s common stock and thereby triggering a further limitation of the Company’s available NOL carryforwards. In connection with the adoption of the Rights Plan, the Board declared a non‑taxable dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock to the Company’s stockholders of record as of the close of business on February 22, 2013. Each Right entitles its holder to purchase from the Company one one‑thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $9.81 (as amended) per Right, subject to adjustment. As a result of the Rights Plan, any person or group that acquires beneficial ownership of 4.9% or more of the Company’s common stock without the approval of the Board would be subject to significant dilution in the ownership interest of that person or group. Stockholders who owned 4.9% or more of the outstanding shares of the Company’s common stock as of February 12, 2013 will not trigger the preferred share purchase rights unless they acquire additional shares after that date.

As of June 30, 2016, the Company had $105 of unrecognized tax benefits, all of which would have a favorable impact on income tax expense. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had accrued interest and penalties of $64 as of June 30, 2016. As of December 31, 2015, the Company had unrecognized tax benefits of $140, of which $84 represented accrued interest and penalties.

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

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. As of June  30, 2016, the Company had reserved 35,483 shares for issuance upon the exercise of stock options outstanding and no shares for issuance upon the vesting of restricted stock unit (“RSU”) awards outstanding. As of June  30, 2016, 253,659 shares of common stock reserved for stock options and RSU awards under the 2007 EIP had been issued in the form of common stock.

2012 Equity Incentive Plan

The Company has granted incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2012 Equity Incentive Plan (the “2012 EIP”), which was approved by the Board in March 2012 and by the Company’s stockholders in May 2012.

The 2012 EIP reserved 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of June  30, 2016, the Company had reserved 42,852 shares for issuance upon the exercise of stock options outstanding and 100,752 shares for issuance upon the vesting of RSU awards outstanding. As of June  30, 2016, 556,368 shares of common stock reserved for stock options and RSU awards under the 2012 EIP had been issued in the form of common stock.

2015 Equity Incentive Plan

The Company has granted equity awards pursuant to the Broadwind Energy, Inc. 2015 Equity Incentive Plan (the “2015 EIP” together with the 2007 EIP and the 2012 EIP, the “Equity Incentive Plans”), which was approved by the Board in February 2015 and by the Company’s stockholders in April 2015. The purposes of the Equity Incentive Plans are to (i) align the interests of the Company’s stockholders and recipients of awards under the Equity Incentive Plans by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) advance the interests of the Company by attracting and retaining officers, other employees, non-employee directors and independent contractors; and (iii) motivate such persons to act in the long-term best interests of the Company and its stockholders. Under the Equity Incentive Plans, the Company may grant (i) non-qualified stock options; (ii) “incentive stock options” (within the meaning of IRC Section 422); (iii) stock appreciation rights; (iv) restricted stock and RSUs; and (v) performance awards.

The 2015 EIP reserves 1,100,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of June  30, 2016, the Company had reserved 378,015 shares for issuance upon the vesting of RSU awards outstanding. As of June 30, 2016, 23,474 shares of common stock reserved for RSU awards under the 2015 EIP had been issued in the form of common stock.

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

The following table summarizes stock option activity during the six months ended June  30, 2016 under the Equity Incentive Plans, as follows:

		Weighted Average
	Options	Exercise Price
Outstanding as of December 31, 2015	144,197	$17.98
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(65,862)	$8.65
Outstanding as of June 30, 2016	78,335	$25.82
Exercisable as of June 30, 2016	78,335	$25.82

The following table summarizes RSU activity during the six months ended June  30, 2016 under the Equity Incentive Plans, as follows:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Outstanding as of December 31, 2015	377,810	$4.87
Granted	295,410	$2.10
Vested	(130,824)	$4.66
Forfeited	(63,629)	$3.27
Outstanding as of June 30, 2016	478,767	$3.44

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of the price of the Company’s stock over the expected life of the awards and actual and projected stock option exercise behavior. There were no stock options granted during the six months ended June  30, 2016.

The Company utilized a forfeiture rate of 25% during the six months ended June  30, 2016 and 2015 for estimating the forfeitures of equity compensation granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June  30, 2016 and 2015, as follows:

	Six Months Ended June 30,
	2016	2015
Share-based compensation expense:
Cost of sales	$43	$62
Selling, general and administrative	389	545
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$432	$607
Reduction in earnings per share:
Basic earnings per share	$0.03	$0.04

Diluted earnings per share	$0.03	$0.04

(1)

Income tax benefit is not illustrated because the Company is currently in a full tax valuation allowance position and an actual income tax benefit was not realized for the six months ended June  30, 2016 and 2015. The result of the loss situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

As of June  30, 2016, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and RSUs, in the amount of approximately $1,102 will be recognized through 2019. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

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

Towers and Weldments

The Company manufactures towers for wind turbines, specifically the large and heavier wind towers that are designed for multiple megawatt (“MW”) wind turbines, as well as other specialty welded structures for mining and other industrial customers. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 500 towers, sufficient to support turbines generating more than 1,000 MW of power.

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

Summary financial information by reportable segment for the three and six months ended June  30, 2016 and 2015 is as follows:

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2016
Revenues from external customers	$37,963	$5,417	$—	$—	$43,380
Operating profit (loss)	2,725	(1,189)	(1,355)	—	181
Depreciation and amortization	1,093	641	52	—	1,786
Capital expenditures	871	120	25	—	1,016

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2016
Revenues from external customers	$79,978	$10,159	$—	$—	$90,137
Intersegment revenues	—	18	—	(18)	—
Operating profit (loss)	5,966	(2,392)	(3,617)	—	(43)
Depreciation and amortization	2,059	1,280	104	—	3,443
Capital expenditures	1,609	329	28	—	1,966

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2015
Revenues from external customers	$54,995	$7,568	$—	$—	$62,563
Intersegment revenues	37	398	—	(435)	—
Operating profit (loss)	7,156	(1,524)	(2,017)	1	3,616
Depreciation and amortization	915	1,244	44	—	2,203
Capital expenditures	276	381	2	—	659

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2015
Revenues from external customers	$95,792	$16,000	$—	$—	$111,792
Intersegment revenues	268	574	—	(842)	—
Operating profit (loss)	8,290	(2,736)	(4,310)	8	1,252
Depreciation and amortization	1,829	2,541	90	—	4,460
Capital expenditures	787	454	87	—	1,328

	Total Assets as of
	June 30,	December 31,
Segments:	2016	2015
Towers and Weldments	$40,875	$38,068
Gearing	36,845	39,229
Assets held for sale	1,637	4,403
Corporate	246,271	252,895
Eliminations	(217,160)	(224,688)
	$108,468	$109,907

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

In connection with the Company’s restructuring initiatives, during the third quarter of 2012, the Company identified a liability associated with the planned sale of the Cicero Avenue Facility. The liability is associated with environmental remediation costs that were identified while preparing the site for sale. During 2013, the Company applied for and was accepted into the Illinois Environmental Protection Agency (“IEPA”) voluntary site remediation program. In the first quarter of 2014, the Company completed a comprehensive review of remedial options for the Cicero Avenue Facility and selected a preferred remediation technology. As part of the voluntary site remediation program, the Company submitted a plan to the IEPA for approval to conduct a pilot study to test the effectiveness of the selected remediation technology. In the third quarter of 2015, the Company obtained additional information regarding potential remediation options and modified the remediation plan, which caused an increase in the estimated cost of remediation and resulted in the Company increasing its reserve associated with this matter by $874. The Company is currently reviewing these options and will continue to reevaluate its remediation activities and the reserve balance associated with this matter as additional information is obtained. As of June  30, 2016, the accrual balance associated with this matter totaled $1,255.

Warranty Liability

The Company provides warranty terms that range from one to five years for various products supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of June  30, 2016 and 2015, estimated product warranty liability was $564 and $628, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the six months ended June  30, 2016 and 2015 were as follows:

	For the Six Months Ended June 30,
	2016	2015
Balance, beginning of period	$601	$1,054
Addition to (reduction of) warranty reserve	(22)	—
Warranty claims	(15)	(426)
Balance, end of period	$564	$628

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the six months ended June  30, 2016 and 2015 consisted of the following:

	For the Six Months Ended June 30,
	2016	2015
Balance at beginning of period	$84	$81
Bad debt expense	80	32
Write-offs	(5)	(17)
Balance at end of period	$159	$96

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of June  30, 2016.

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, the Company began to self-insure for its workers’ compensation liabilities, including reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. The Company takes into account claims incurred but not reported when determining its workers’ compensation reserves. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of June  30,  2016, the Company had $1,203 accrued for self-insured workers’ compensation liabilities.

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

See Note 16, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements for a discussion of a strategic financing transaction (the “NMTC Transaction”) which originally related to the Company’s drivetrain service center in Abilene, Texas (the “Abilene Gearbox Facility”), and was amended in August 2015 to also include the activities of the Company’s heavy industries business conducted at the same location in Abilene, Texas (the “Abilene Heavy Industries Facility”). The Abilene Gearbox Facility focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing. The Abilene Heavy Industries Facility focuses on heavy weldment fabrication for industries including those related to compressed natural gas distribution. Pursuant to the NMTC Transaction, the gross loan and investment in the Abilene Heavy Industries Facility and the Abilene Gearbox Facility of $10,000 is expected to generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One, National Association (“Capital One”). The Abilene Heavy Industries Facility and/or the Abilene Gearbox Facility must operate and remain in compliance with the terms and conditions of the NMTC Transaction during the seven-year compliance period, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with the NMTC Transaction.

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

The NMTC regulations permit taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities. The NMTC Transaction could generate $3,900 in tax credits, which the Company has made available under the structure by passing them through to Capital One. The proceeds have been applied to the Company’s investment in the Abilene Gearbox Facility assets and associated operating costs and in the recently added assets of the Abilene Heavy Industries Facility, as permitted under the amended NMTC Transaction.

The Abilene Heavy Industries Facility and/or the Abilene Gearbox Facility must operate and remain in compliance with various regulations and restrictions through September 2018, the end of the seven year compliance period, to comply with the terms of the NMTC Transaction, or the Company may be liable under its indemnification agreement with Capital One for the recapture of tax credits. In the event the Company does not comply with these regulations and restrictions, the NMTC program tax credits may be subject to 100% recapture for a period of seven years as provided in the IRC. The Company does not anticipate that any tax credit recapture events will occur or that it will be required to make any payments to Capital One under the indemnification agreement.

The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company’s condensed consolidated balance sheet as of June  30, 2016. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest in the third quarter of 2018. Capital One may exercise an option to put its investment to the Company and receive $130 from the Company at that time. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company expects that Capital One will exercise the put option at the end of the tax credit recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

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

The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One’s net contribution of $2,600 is included in Long Term Debt, Net of Current Maturities in the condensed consolidated balance sheet as of June  30, 2016. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred.

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

During the third quarter of 2011, the Company conducted a review of its business strategies and product plans based on the business and industry outlook, and concluded that its manufacturing footprint and fixed cost base were excessive for its medium-term needs. A plan was developed to reduce the Company’s facility footprint by approximately 40% through the sale and/or closure of facilities comprising a total of approximately 600,000 square feet. To date, the Company has reduced its presence at eight facilities and achieved a reduction of approximately 500,000 square feet. In addition, the Cicero Avenue

Facility has been vacated and is being marketed for sale. The Company believes its remaining facilities will be sufficient to support its current business activities, while allowing for growth for the next several years.

The Company recorded a liability associated with environmental remediation costs that were originally identified while preparing the Cicero Avenue Facility for sale. See the “Environmental Compliance and Remediation Liabilities” section of Note 15, “Commitments and Contingencies” of these consolidated financial statements. The Company further adjusted the liability by recording a $352 liability associated with the planned sale of the Cicero Avenue Facility. The Company further adjusted the liability by recording an additional $258 charge in the fourth quarter of 2013 and an additional $874 in the quarter ending September 30, 2015. The liability is associated with environmental remediation costs that were originally identified while preparing the site for sale. See the “Environmental Compliance and Remediation Liabilities” section of Note 15, “Commitments and Contingencies” of these consolidated financial statements. The expenses associated with this liability have been recorded as restructuring charges, and as of June  30, 2016, the accrual balance remaining is $1,255.

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

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

Second Quarter Overview

We booked $176,200 in new orders in the second quarter of 2016, up from orders of $55,200 in the second quarter of 2015. The sharp increase was due to the timing of receipt of tower orders, including a $137,000 multi-year agreement with one large customer. The late 2015 extension of the federal Production Tax Credit subsidy is expected to provide support for the wind industry in general, and specifically for our wind tower production demand though 2023. We continue to see weakness in Gearing orders from oil and gas and mining customers, although Gearing experienced a small increase in orders from steel and wind industry customers.

We recognized sales of $43,400 in the second quarter of 2016, a 31% decrease compared to $62,600 in the second quarter of 2015. We reported a net loss of $474 or $.03 per share in the second quarter of 2016, compared to net income of $1,615 or $.11 per diluted share in the second quarter of 2015. The current quarter includes a $.04 per share benefit from a change in deprecation estimate in our Gearing segment. The $.14 per share decrease was due a $.23 per share decrease from continuing operations, partially offset by a $.09 per share loss improvement from discontinued operations. The decrease in continuing operations was due primarily to lower volume and margins in the Towers and Weldments segment, partially offset by the impact of cost reductions throughout the Company.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016, Compared to Three Months Ended June 30, 2015

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June  30, 2016, compared to the three months ended June  30, 2015.

	Three Months Ended June 30,				2016 vs. 2015
		% of Total		% of Total
	2016	Revenue	2015	Revenue	$ Change	% Change
Revenues	$43,380	100.0%	$62,563	100.0%	$(19,183)	(30.7)%
Cost of sales	39,238	90.5%	54,064	86.4%	(14,826)	(27.4)%
Gross profit	4,142	9.5%	8,499	13.6%	(4,357)	(51.3)%
Operating expenses
Selling, general and administrative expenses	3,850	8.9%	4,755	7.6%	(905)	(19.0)%
Intangible amortization	111	0.3%	111	0.2%	—	—%
Restructuring costs	—	—%	17	—%	(17)	(100.0)%
Total operating expenses	3,961	9.2%	4,883	7.8%	(922)	(18.9)%
Operating income	181	0.3%	3,616	5.8%	(3,435)	95.2%
Other expense
Interest expense, net	(152)	(0.3)%	(247)	(0.4)%	95	38.5%
Other, net	5	—%	(83)	(0.1)%	88	106.0%
Gain on sale of assets and restructuring	—	—%	38	0.1%	(38)	(100.0)%
Total other expense, net	(147)	(0.3)%	(292)	(0.4)%	145	49.7%
Net income before benefit for income taxes	34	(0.0)%	3,324	5.4%	(3,290)	(99.0)%
Benefit for income taxes	(8)	—%	(62)	(0.1)%	54	87.1%
Income from continuing operations	42	(0.0)%	3,386	5.5%	(3,344)	(98.8)%
Loss from discontinued operations, net of tax	(516)	(1.2)%	(1,771)	(2.8)%	1,255	70.9%
Net (loss) income	$(474)	(1.2)%	$1,615	2.7%	$(2,089)	(129.3)%

Consolidated

Revenues decreased by $19,183 from $62,563 during the three months ended June 30, 2015, to $43,380 during the three months ended June 30, 2016. The decrease reflects a 31% decrease in Tower and Weldments revenue, and a 32% decrease in Gearing revenue. The Towers and Weldments segment revenue decrease was due to lower steel and other material costs, the timing of deliveries to customers and planned lower production due to introducing a new tower model at one production facility. Gearing revenues were down 32%, due to reduced sales to oil and gas and mining industry customers.

Gross profit decreased by $4,357, from $8,499 during the three months ended June 30, 2015, to $4,142 during the three months ended June 30, 2016. The decrease in gross profit was attributable to lower tower sales and a lower margin sales mix, partially offset by improved operating efficiencies in the Abilene, Texas tower facility. As a result, our total gross margin decreased from 13.6% during the three months ended June 30, 2015, to 9.5% during the three months ended June 30, 2016.

Operating expenses improved by $922, from $4,883 during the three months ended June 30, 2015, to $3,961 during the three months ended June 30, 2016. The improvement was attributable to reduced employee compensation of $521, and reduced legal and professional expense of $291. Operating expenses as a percentage of sales increased from 7.8% in the prior-year quarter to 9.2% in the second quarter of 2016 due to reduced sales volumes.

Net income decreased from $1,615 during the three months ended June 30, 2015, to  a ($474) net loss during the three months ended June 30, 2016, as a result of the factors described above, partly offset by a $1,255 reduced loss from discontinued operations.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
	2016	2015
Orders	$170,637	$51,392
Revenues	37,963	55,032
Operating income	2,725	7,156
Operating margin	7.2%	13.0%

The increase in orders is due to the timing of receipt of two tower orders in the current year period, including the receipt of a large multi-year order from one tower customer.  Towers and Weldments segment revenues decreased by $17,069, from $55,032 during the three months ended June 30, 2015, to $37,963 during the three months ended June 30, 2016. The revenue decrease was due to $5,600 in lower steel and other material costs, which are generally passed through to the customer, and an 18% decrease in tower sections sold. The prior-year quarter revenue benefitted from $5,000 of completed towers which were held in inventory at the beginning of the prior-year quarter pending customer acceptance, and volumes were also impacted by planned lower production as a new tower model was introduced during the current-year quarter.

Towers and Weldments segment operating income decreased by $4,431, from $7,156 during the three months ended June 30, 2015, to $2,725 during the three months ended June 30, 2016. The decrease in gross profit was attributable to lower volumes as cited above, and a lower margin sales mix, partially offset by a significant improvement in operating efficiencies in the Abilene, Texas tower facility. Operating margin decreased from 13.0% during the three months ended June 30, 2015, to 7.2% during the three months ended June 30, 2016.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
	2016	2015
Orders	$5,588	$3,878
Revenues	5,417	7,966
Operating loss	(1,189)	(1,524)
Operating margin	(21.9)%	(19.1)%

Gearing segment orders increased from the prior-year quarter due to stronger wind and steel industry orders, partially offset by continued weak demand from oil and gas and mining customers. Gearing segment revenues decreased by $2,549, from $7,966 during the three months ended June 30, 2015, to $5,417 during the three months ended June 30, 2016. Total revenues were down by 32% due to weak market demand from oil and gas and mining industry customers.

Gearing segment operating loss improved by $335, from $1,524 during the three months ended June 30, 2015, to $1,189 during the three months ended June 30, 2016. The improvement in the operating loss, despite the significant decline in revenue, was due to reduced depreciation expense of $603, lower labor costs of $931, and a reduction in selling, general and administrative expenses despite a $300 severance charge recorded in the current period. Operating margin deteriorated because of lower revenues, from (19.1%) during the three months ended June 30, 2015, to (21.9%) during the three months ended June 30, 2016.

Corporate and Other

Corporate and Other expenses decreased by $661, from $2,016 during the three months ended June 30, 2015, to $1,355 during the three months ended June 30, 2016. The decrease was attributable to lower employee compensation of $432 and lower legal and professional expenses of $185.

Six Months Ended June 30, 2016, Compared to Six Months Ended June 30, 2015

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June  30, 2016, compared to the six months ended June  30, 2015.

	Six Months Ended June 30,				2016 vs. 2015
		% of Total		% of Total
	2016	Revenue	2015	Revenue	$ Change	% Change
Revenues	$90,137	100.0%	$111,792	100.0%	$(21,655)	(19.4)%
Cost of sales	82,033	91.0%	100,548	89.9%	(18,515)	(18.4)%
Gross profit	8,104	9.0%	11,244	10.1%	(3,140)	(27.9)%
Operating expenses
Selling, general and administrative expenses	7,925	8.8%	9,770	8.7%	(1,845)	(18.9)%
Intangible amortization	222	0.2%	222	0.2%	—	—%
Total operating expenses	8,147	9.0%	9,992	8.9%	(1,845)	(18.5)%
Operating (loss) income	(43)	—%	1,252	1.2%	(1,295)	(103.4)%
Other (expense) income
Interest expense, net	(306)	(0.3)%	(401)	(0.4)%	95	23.7%
Other, net	17	—%	27	—%	(10)	(37.0)
Gain on sale of assets and restructuring	—	—%	—	—%	—	—%
Total other expense, net	(289)	(0.3)%	(374)	(0.4)%	85	22.7%
Net (loss) income before provision for income taxes	(332)	(0.3)%	878	0.8%	(1,210)	(137.8)%
(Benefit) provision for income taxes	(16)	—%	15	—%	(31)	(206.7)%
(Loss) income from continuing operations	(316)	(0.3)%	863	0.8%	(1,179)	136.6%
Loss from discontinued operations, net of tax	(535)	(0.6)%	(4,263)	(3.8)%	3,728	87.5%
Net loss	$(851)	(0.9)%	$(3,400)	(3.0)%	$2,549	75.0%

Consolidated

Revenues decreased by $21,655 from $111,792 during the six months ended June 30, 2015, to $90,137 during the six months ended June 30, 2016. The decrease reflects a 17% decrease in Tower and Weldments revenue, and a 39% decrease in Gearing revenue. The Towers and Weldments segment revenue decrease was due to a 4% decrease in tower sections sold, significantly lower steel and other material costs, and a lower margin mix of towers built. Gearing revenues were down 39%, with the decline driven by reduced demand from oil and gas and mining industry customers.

Gross profit decreased by $3,140, from $11,244 during the six months ended June 30, 2015, to $8,104 during the six months ended June 30, 2016. The decrease in gross profit was attributable to lower revenues, partly offset by improved operating efficiencies in the Abilene, Texas tower facility and lower fixed overhead expenses. As a result, our total gross margin decreased from 10.1% during the six months ended June 30, 2015, to 9.0% during the six months ended June 30, 2016.

Operating expenses improved by $1,845, from $9,992 during the six months ended June 30, 2015, to $8,147 during the three months ended June 30, 2016. The improvement was attributable to reduced employee compensation of $1,233, reduced legal and professional expense of $348, and a $150 gain on sale of excess equipment. Operating expenses as a percentage of sales were essentially flat, at 9% in the first two quarters of 2016, versus 8.9% in the prior-year period.

Net loss improved from $3,400 during the six months ended June 30, 2015, to $851 during the six months ended June 30, 2016, as a result of the factors described above and a $3,728 reduced loss from discontinued operations.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015
Orders	$206,072	$63,163
Revenues	79,978	96,060
Operating income	5,966	8,290
Operating margin	7.5%	8.6%

 The increase in orders is due to the timing of receipt of two tower orders in the current year period, as tower orders vary considerably from quarter to quarter.  Towers and Weldments segment revenues decreased by $16,082, from $96,060 during the six months ended June 30, 2015, to $79,978 during the six months ended June 30, 2016. The Towers and Weldments segment revenues decrease was due to the $8,100 impact of lower steel and other material costs, which are generally passed through to the customer, and a 4% decrease in tower sections sold.

Towers and Weldments segment operating income decreased by $2,324, from $8,290 during the six months ended June 30, 2015, to $5,966 during the six months ended June 30, 2016. The decrease in gross profit was attributable to modestly lower volumes and a less favorable production mix, partially offset by a significant improvement in operating efficiencies in the Abilene, Texas tower facility.  Operating margin decreased from 8.6% during the six months ended June 30, 2015, to 7.5% during the six months ended June 30, 2016.

Gearing Segment

The following table summarizes the Gearing segment operating results for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015
Orders	$9,129	$13,796
Revenues	10,177	16,574
Operating loss	(2,392)	(2,736)
Operating margin	(23.5)%	(16.5)%

Gearing segment orders decreased from the prior-year quarter due to continued weak demand from oil and gas and mining customers. Gearing segment revenues decreased by $6,397, from $16,574 during the six months ended June 30, 2015, to $10,177 during the six months ended June 30, 2016. Total revenues were down by 39% due to a decrease in sales to oil and gas and mining industry customers.

Gearing segment operating loss decreased by $344, from $2,736 during the six months ended June 30, 2015, to $2,392 during the six months ended June 30, 2016. The small improvement in the operating loss, despite the significant decline in revenue, was due to reductions in depreciation and other fixed overhead of $2,410 and a $757 reduction in selling, general and administrative expenses. Reduced depreciation expense of $1,262 was due to a change in the accounting estimate in the first quarter of 2016 to increase the equipment salvage value. We estimate that the change in depreciation will have a favorable impact on 2016 annual income from continuing operations and net income of $2,500 or $0.17 per share. Operating margin deteriorated because of lower revenues, from (16.5%) during the six months ended June 30, 2015, to (23.5%) during the six months ended June 30, 2016.

Corporate and Other

Corporate and Other expenses decreased by $685, from $4,302 during the six months ended June 30, 2015, to $3,617 during the six months ended June 30, 2016. The decrease was attributable to lower employee compensation of $704 and lower legal and professional expenses of $154.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2016, cash and cash equivalents and short-term investments totaled $11,106, a decrease of $1,509 from December 31, 2015. Total debt and capital lease obligations at June  30, 2016 totaled $3,348, and we had the ability to borrow up to $8,650 under the  Credit Facility (as defined below). We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances and the Credit Facility.

On August 23, 2012, we established a $20,000 secured revolving line of credit (the “Credit Facility”) with AloStar Bank of Commerce (“AloStar”) pursuant to a Loan and Security Agreement dated August 23, 2012 (as amended, the “Loan Agreement”). On June 29, 2015, the Credit Facility was amended to extend the maturity date, modify the applicable interest rate and minimum quarterly interest charges and convert $5,000 of the original Credit Facility amount to a term loan (the “Term Loan”).

Under the Credit Facility, AloStar will advance funds when requested against a borrowing base consisting of approximately 85% of the face value of our eligible accounts receivable and approximately 30% of the book value of our eligible inventory. Borrowings under the Credit Facility bear interest at a per annum rate equal to the one-month London Interbank Offered Rate plus a margin of 3.25%, subject to a minimum. We also pay an unused facility fee to AloStar equal to 0.50% per annum on the unused portion of the Credit Facility, along with other standard fees.

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

As of December 31, 2015, we were not in compliance with the Adjusted EBITDA Covenant. On February 23, 2016, we and AloStar executed a Ninth Amendment to Loan and Security Agreement and Waiver (the “Ninth Amendment”), which waived our compliance with the Adjusted EBITDA Covenant as of December 31, 2015, amended the Adjusted EBITDA Covenant going forward, provided that the Fixed Charge Coverage Ratio Covenant would be recalculated for future periods commencing with the quarter ending June 30, 2016, reduced the amount of the Credit Facility to $10,000, and extended the maturity date of the Credit Facility to February 28, 2017. The Ninth Amendment also contains a liquidity requirement of $3,500 and establishes a reserve against the borrowing base in an amount equal to the outstanding balance of the Term Loan at any given time. As of June 30, 2016, we were in compliance with all applicable covenants and the liquidity requirement.

We are considering renewal of the Credit Facility and also reviewing other financing alternatives in anticipation of the scheduled expiration of the Credit Facility on February 28, 2017. As of June  30, 2016, there was no outstanding indebtedness under the Credit Facility, we had the ability to borrow up to $8,650 thereunder, the per annum interest rate thereunder was 4.25% and there was no outstanding indebtedness under the Term Loan which was repaid in full in June 2016.

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

Sources and Uses of Cash

Operating Cash Flows

During the six months ended June 30, 2016,  net cash provided by operating activities totaled $1,788 compared to net cash used in operating activities of $20,717 for the six months ended June 30, 2015. The increase in net cash provided by operating activities was primarily attributable to timing of the receipt of customer deposit and the inventory balances of the Towers and Weldments segment where customer deposits have increased by $1,433 and inventories have decreased by $3,171 since December 31, 2015. The increase in  customer deposits was a result of obtaining new orders during 2016 with the customer providing deposits associated with these orders. The decrease in inventory reflects the usage of unusually high levels of steel plate that developed due to production difficulties encountered in the first six months of 2015, with inventory levels returning to normal levels during 2016. These were partially offset by an increase within accounts receivable levels during the current-year period.

Investing Cash Flows

During the six months ended June 30, 2016 and 2015, net cash provided by investing activities totaled $1,206 and $6,696. The decrease in net cash used in investing activities as compared to the prior-year period was primarily attributable to the sales and maturities related to the available for sale securities activity in the prior-year period.

Financing Cash Flows

During the six months ended June  30, 2016, net cash used in financing activities totaled $3,127, compared to net cash provided by financing activities of $5,076 for the six months ended June  30, 2015. The increase in net cash used in financing activities as compared to the prior-year period was due to the current-year period monthly payments and the pay-off on the Term Loan.

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contains “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions  with respect to the following: (i) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (ii) our customer relationships and efforts to diversify our customer base and sector focus and leverage customer relationships across business units; (iii) our ability to continue to grow our business organically; (iv) the sufficiency of our liquidity and alternate sources of funding, if necessary; (v) our restructuring efforts, including estimated costs and saving opportunities; (vi) our ability to realize revenue from customer orders and backlog; (vii) our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (viii) the economy and the potential impact it may have on our business, including our customers; (ix) the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (x) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; and (xi) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual results to be materially different from the forward-looking statements including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such are not required to provide information under this Item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June  30, 2016 because of the material weaknesses in internal control over financial reporting described below.

As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2015, the following material weakness existed at December 31, 2015 and June  30, 2016:

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses related to our internal controls over financial reporting controls, as described above. However, our remediation was not complete as of June  30, 2016.  We can give no assurance that the measures we take will remediate the material weaknesses that we have identified or that any additional material weaknesses will not arise in the future. Other than the changes disclosed above, there were no changes in our internal control over financial reporting controls during the six months ended June  30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is incorporated herein by reference to Note 12, “Legal Proceedings” of these condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

BROADWIND ENERGY, INC.

July 28, 2016	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
President and Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE  30, 2016

Exhibit Number	Exhibit
10.1†

Second Amended and Restated Employment Agreement, dated as of May 20, 2016, between Broadwind Energy, Inc. and Stephanie K. Kushner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2016)

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
101

The following financial information from this Form 10-Q of Broadwind Energy, Inc. for the quarter ended June  30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

†Indicates management contract or compensation plan or arrangement.

*Filed herewith.