Form 10-Q
period 2016-09-30
BROADWIND ENERGY, INC.
filed 2016-10-28
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares of registrant’s common stock, par value $0.001, outstanding as of October  20, 2016:  15,172,245.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,091	$6,436
Short-term investments	16,213	6,179
Restricted cash	39	83
Accounts receivable, net of allowance for doubtful accounts of $161 and $84 as of September 30, 2016 and December 31, 2015, respectively	14,926	9,784
Inventories, net	26,231	24,219
Prepaid expenses and other current assets	2,503	1,530
Current assets held for sale	866	4,403
Total current assets	68,869	52,634
LONG-TERM ASSETS:
Property and equipment, net	51,761	51,906
Intangible assets, net	4,683	5,016
Other assets	323	351
TOTAL ASSETS	$125,636	$109,907
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$2,799
Current portions of capital lease obligations	156	447
Accounts payable	21,062	13,822
Accrued liabilities	8,916	8,134
Customer deposits	21,493	9,940
Current liabilities held for sale	538	1,613
Total current liabilities	52,165	36,755
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,600	2,600
Long-term capital lease obligations, net of current portions	416	—
Other	2,331	3,060
Total long-term liabilities	5,347	5,660
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,172,245 and 15,012,789 shares issued as of September 30, 2016, and December 31, 2015, respectively	15	15
Treasury stock, at cost, 273,937 shares as of September 30, 2016 and December 31, 2015, respectively	(1,842)	(1,842)
Additional paid-in capital	378,715	378,104
Accumulated deficit	(308,764)	(308,785)
Total stockholders’ equity	68,124	67,492
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,636	$109,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$42,552	$49,791	$132,689	$161,583
Cost of sales	37,221	46,960	119,254	147,507
Gross profit	5,331	2,831	13,435	14,076
OPERATING EXPENSES:
Selling, general and administrative	3,860	3,981	11,785	13,752
Intangible amortization	111	111	333	333
Restructuring	—	874	—	874
Total operating expenses	3,971	4,966	12,118	14,959
Operating income (loss)	1,360	(2,135)	1,317	(883)
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(125)	(210)	(431)	(611)
Other, net	10	(64)	27	(36)
Total other expense, net	(115)	(274)	(404)	(647)
Net income (loss) before benefit for income taxes	1,245	(2,409)	913	(1,530)
Benefit for income taxes	—	(26)	(16)	(11)
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,245	(2,383)	929	(1,519)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(373)	(5,230)	(908)	(9,494)
NET INCOME (LOSS)	$872	$(7,613)	$21	$(11,013)
NET INCOME (LOSS) PER COMMON SHARE—BASIC:
Income (loss) from continuing operations	$0.08	$(0.16)	$0.06	$(0.10)
Loss from discontinued operations	(0.03)	(0.36)	(0.06)	(0.65)
Net income (loss)	$0.06	$(0.52)	$0.00	$(0.75)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—Basic	14,876	14,708	14,824	14,656
NET INCOME (LOSS) PER COMMON SHARE—DILUTED:
Income (loss) from continuing operations	$0.08	$(0.16)	$0.06	$(0.10)
Loss from discontinued operations	(0.02)	(0.36)	(0.06)	(0.65)
Net income (loss)	$0.06	$(0.52)	$0.00	$(0.75)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—Diluted	15,121	14,708	15,038	14,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2014	14,844,307	$15	(273,937)	$(1,842)	$377,185	$(286,978)	$88,380
Stock issued for restricted stock	168,482	—	—	—	—	—	—
Share-based compensation	—	—	—	—	919	—	919
Net loss	—	—	—	—	—	(21,807)	(21,807)
BALANCE, December 31, 2015	15,012,789	$15	(273,937)	$(1,842)	$378,104	$(308,785)	$67,492
Stock issued for restricted stock	153,809	—	—	—	—	—	—
Stock issued under stock option plans	5,647	—	—	—	19	—	19
Share-based compensation	—	—	—	—	592	—	592
Net income	—	—	—	—	—	21	21
BALANCE, September 30, 2016	15,172,245	$15	(273,937)	$(1,842)	$378,715	$(308,764)	$68,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21	$(11,013)
Loss from discontinued operations	(908)	(9,494)
Income (loss) from continuing operations	929	(1,519)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	5,138	6,860
Impairment charges	—	38
Stock-based compensation	592	900
Allowance for doubtful accounts	45	55
Gain on disposal of assets	(147)	(110)
Changes in operating assets and liabilities:
Accounts receivable	(5,187)	(129)
Inventories	(2,013)	(2,943)
Prepaid expenses and other current assets	(982)	10
Accounts payable	7,118	(655)
Accrued liabilities	777	(995)
Customer deposits	11,541	(15,772)
Other non-current assets and liabilities	(744)	(468)
Net cash provided by (used in) operating activities of continuing operations	17,067	(14,728)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(19,207)	(1,884)
Sales of available for sale securities	167	5,083
Maturities of available for sale securities	9,005	4,825
Purchases of property and equipment	(4,007)	(2,282)
Proceeds from disposals of property and equipment	479	1,156
Decrease in restricted cash	44	—
Net cash (used in) provided by investing activities of continuing operations	(13,519)	6,898
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	19	—
Payments on lines of credit and notes payable	—	(118,212)
Proceeds from lines of credit and notes payable	—	118,212
Proceeds from long-term debt	—	5,000
Payments on long-term debt	(2,799)	(119)
Principal payments on capital leases	(500)	(598)
Net cash (used in) provided by financing activities of continuing operations	(3,280)	4,283
DISCONTINUED OPERATIONS:
Operating cash flows	786	(3,484)
Investing cash flows	615	(368)
Financing cash flows	(12)	(7)
Net cash provided by (used in) discontinued operations	1,389	(3,859)
Add: Cash balance of discontinued operations, beginning of period	—	93
Less: Cash balance of discontinued operations, end of period	2	1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,655	(7,314)
CASH AND CASH EQUIVALENTS, beginning of the period	6,436	12,057
CASH AND CASH EQUIVALENTS, end of the period	$8,091	$4,743
Supplemental cash flow information:
Interest paid	$376	$647
Income taxes paid	$22	$35
Non-cash investing and financing activities:
Issuance of restricted stock grants	$592	$900

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2016. The December 31, 2015 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2016 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company changed an accounting estimate as of the beginning of 2016 to increase the salvage value of selected large machinery and equipment at Brad Foote to reflect the estimated sale value on the used machinery and equipment market. The impact of this change during the three and nine months ended September 30, 2016 was a reduction of depreciation expense of $576 and $1,838, respectively. A similar impact is expected to occur through October 2017.

Company Description

Through its subsidiaries, the Company provides technologically advanced high-value products to energy, mining and infrastructure sector customers, primarily in the United States (the “U.S.”). The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 93% of the Company’s revenue during the first nine months of 2016.

Outside of the wind energy market, the Company provides precision gearing and specialty weldments to a broad range of customers for oil and gas, mining and other industrial applications.

Please refer to Note 17, “Restructuring” of these condensed consolidated financial statements for a discussion of the restructuring plan which the Company initiated in the third quarter of 2011. The Company has incurred a total of approximately $14,200 of net costs to implement this restructuring plan.

Liquidity

The Company meets its short term liquidity needs through cash generated from operations, its available cash balances and the Credit Facility (as defined below). The Credit Facility has been undrawn since September 2015; however, the Company uses the Credit Facility from time to time to fund temporary increases in working capital.

See Note 8, “Debt and Credit Agreement” of these consolidated condensed financial statements for a complete description of the Credit Facility and the Company’s other debt.

Total debt and capital lease obligations at September 30, 2016 totaled $3,172, and the Company is obligated to make principal payments under the outstanding debt totaling $156 over the next twelve months.

Since its inception, the Company has continuously incurred annual operating losses. The Company anticipates that current cash resources, amounts available under the Credit Facility, and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. If assumptions regarding the Company’s production, sales and subsequent collections from certain several of the Company’s large customers, as well as customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company’s operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could lose access to the Credit Facility. This could limit the Company’s operational flexibility or require a delay in making planned investments. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash available to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, or that credit facilities will be available in an amount sufficient to enable the Company to meet these financial obligations.

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic earnings per share calculation:
Net income (loss)	$872	$(7,613)	$21	$(11,013)
Weighted average number of common shares outstanding	14,876,308	14,707,994	14,823,525	14,656,471
Basic net income (loss) per share	$0.06	$(0.52)	$0.00	$(0.75)
Diluted earnings per share calculation:
Net income (loss)	$872	$(7,613)	$21	$(11,013)
Weighted average number of common shares outstanding	14,876,308	14,707,994	14,823,525	14,656,471
Common stock equivalents:
Stock options and non-vested stock awards	244,663	—	214,136	—
Weighted average number of common shares outstanding	15,120,971	14,707,994	15,037,661	14,656,471
Diluted net income (loss) per share	$0.06	$(0.52)	$0.00	$(0.75)

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

Results of Discontinued Operations

Results of operations for the Services segment, which are reflected as discontinued operations in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$51	$3,011	$108	$7,634
Cost of sales	(100)	(3,385)	(864)	(11,280)
Selling, general and administrative	(1)	(405)	(83)	(1,502)
Interest expense, net	(6)	(1)	5	(36)
Other income and expense items	—	—	—	140
Impairment of held for sale assets and liabilities and gain on sale of assets	(317)	(4,450)	(74)	(4,450)
Loss from discontinued operations before and after benefit for income taxes	$(373)	$(5,230)	$(908)	$(9,494)

The Company was notified of two warranty claims, which resulted in an additional $427 of warranty expense recorded during the second quarter of 2016; the first of the warranty claims was resolved during the three months ended September 30, 2016. The Company also reviewed the status of remaining inventory, which resulted in $216 of impairment expense during the three months ended September 30, 2016.

Assets and Liabilities Held for Sale

Assets and liabilities classified as held for sale in the Company’s condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 include the following:

	September 30,	December 31,
	2016	2015
Assets:
Accounts receivable, net	$205	$2,119
Inventories, net	842	2,118
Prepaid expenses and other current assets	73	606
Assets Held For Sale Related To Discontinued Operations	1,120	4,843
Impairment of discontinued assets held for sale	(607)	(1,500)
Total Assets Held For Sale Related To Discontinued Operations	$513	$3,343
Liabilities:
Accounts payable	$22	$367
Accrued liabilities	138	433
Customer deposits and other current obligations	4	49
Other long-term liabilities	4	17
Total Liabilities Held For Sale Related To Discontinued Operations	$168	$866

NOTE 4 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. Marketable investments with original maturities between three and twelve months are recorded as short-term investments. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded as interest income in the Company’s condensed consolidated statements of operations. As of September 30, 2016 and December 31, 2015, cash and cash equivalents totaled $8,091 and $6,436, respectively, and short-term investments totaled $16,213 and $6,179, respectively. The components of cash and cash equivalents and short-term investments as of September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30,	December 31,
	2016	2015
Cash and cash equivalents:
Cash	$5,278	$4,614
Money market funds	2,210	199
Corporate & municipal bonds	603	1,623
Total cash and cash equivalents	8,091	6,436
Short-term investments (available-for-sale):
Corporate & municipal bonds	16,213	6,179
Total cash and cash equivalents and short-term investments	$24,304	$12,615

NOTE 5 — INVENTORIES

The components of inventories as of September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30,	December 31,
	2016	2015
Raw materials	$15,118	$14,868
Work-in-process	6,384	8,540
Finished goods	6,687	2,661
	28,189	26,069
Less: Reserve for excess and obsolete inventory	(1,958)	(1,850)
Net inventories	$26,231	$24,219

NOTE 6 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed during 2007. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 15 to 20 years. The Company tests intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the third quarter of 2016, the Company continued to identify triggering events associated with Brad Foote’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its identifiable intangible assets. Based upon the Company’s assessment, the undiscounted cash flows based upon the Company’s most recent projections were less than the carrying amount of the relevant asset groups within the Gearing segment, and a possible impairment to these assets was indicated under step one of Accounting Standards Codifications 360 (“ASC 360”). In step two of ASC 360 testing, the Company compared the asset group’s estimated fair values with the corresponding carrying amount of the asset group. Under step two, the Company assumed that the asset group would be exchanged in an orderly transaction between market participants and that such exchange would represent the highest and best use of this asset group. Based on the step two analysis, the Company determined that no impairment to this asset group was indicated as of September 30, 2016.

As of September 30, 2016 and December 31, 2015, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	September 30, 2016				December 31, 2015
				Weighted				Weighted
			Net	Average			Net	Average
	Cost	Accumulated	Book	Amortization	Cost	Accumulated	Book	Amortization
	Basis	Amortization	Value	Period	Basis	Amortization	Value	Period
Intangible assets:
Customer relationships	$3,979	$(3,715)	$264	7.2	$3,979	$(3,682)	$297	7.2
Trade names	7,999	(3,580)	4,419	20.0	7,999	(3,280)	4,719	20.0
Intangible assets	$11,978	$(7,295)	$4,683	15.8	$11,978	$(6,962)	$5,016	15.8

As of September 30, 2016, estimated future amortization expense is as follows:

2016	$111
2017	444
2018	444
2019	444
2020	444
2021 and thereafter	2,796
Total	$4,683

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015
Accrued payroll and benefits	$4,419	$3,675
Accrued property taxes	498	128
Income taxes payable	118	155
Accrued professional fees	100	74
Accrued warranty liability	561	601
Accrued regulatory settlement	500	500
Accrued environmental reserve	1,252	1,300
Accrued self-insurance reserve	1,233	1,464
Accrued other	235	237
Total accrued liabilities	$8,916	$8,134

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015
Term loans and notes payable	$2,600	$5,399
Less: Current portion	—	(2,799)
Long-term debt, net of current maturities	$2,600	$2,600

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

Under the Credit Facility, AloStar advanced funds when requested against a borrowing base consisting of approximately 85% of the face value of eligible accounts receivable of the Company and approximately 30% of the book value of eligible inventory of the Company. Borrowings under the Credit Facility bore interest at a per annum rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus a margin of 3.25%, subject to a minimum. The Company also paid an unused facility fee to AloStar equal to 0.50% per annum on the unused portion of the Credit Facility, along with other standard fees.

AloStar funded the full amount of the Term Loan on June 30, 2015. Borrowings under the Term Loan bore interest at a per annum rate equal to 3.50% plus the applicable daily weighted average LIBOR. The Term Loan payments were amortized at approximately $60 per month. In June 2016, the Company paid off the remaining $2,441 balance of the Term Loan.

In connection with the Credit Facility, the Company entered into a Loan and Security Agreement with AloStar dated August 23, 2012 (as amended, the “Loan Agreement”), which contained customary representations and warranties. The Loan Agreement also contained a requirement that the Company, on a consolidated basis, maintain a minimum monthly fixed charge coverage ratio (the “Fixed Charge Coverage Ratio Covenant”) and achieve minimum monthly earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (the “Adjusted EBITDA Covenant”), along with other customary restrictive covenants, certain of which were subject to materiality thresholds, baskets and customary exceptions and qualifications.

The obligations under the Loan Agreement were secured by, subject to certain exclusions, (i) a first priority security interest in all of the accounts receivable, inventory, chattel paper, payment intangibles, cash and cash equivalents and other working capital assets and stock or other equity interests in the Company’s subsidiaries, and (ii) a first priority security interest in all of Brad Foote’s equipment.

On February 23, 2016, the Company and AloStar executed a Ninth Amendment to Loan and Security Agreement (the “Ninth Amendment”), which waived the Company’s non-compliance with the Adjusted EBITDA Covenant as of December 31, 2015, amended the Adjusted EBITDA Covenant going forward, provided that the Fixed Charge Coverage Ratio Covenant would be recalculated for future periods commencing with the quarter ending June 30, 2016, reduced the amount of the Credit Facility to $10,000 and extended the maturity date of the Credit Facility to February 28, 2017. The Ninth Amendment also contained a liquidity requirement of $3,500 and established a reserve against the borrowing base in an amount equal to the outstanding balance of the Term Loan at any given time.

On August 29, 2016, the Company and AloStar executed a Tenth Amendment to Loan and Security Agreement (the “Tenth Amendment”), which removed the liquidity requirement set forth in the Ninth Amendment and removed the exclusion of certain customer accounts receivables.

As of September 30, 2016, there was no outstanding indebtedness under the Credit Facility, the Company had the ability to borrow up to $3,281 thereunder, the per annum interest rate thereunder was 4.25%, and there was no outstanding indebtedness under the Term Loan which was repaid in full in June 2016.

On October 26, 2016, the Company established a $20,000 three-year secured revolving line of credit (the “New Credit Facility”) with The PrivateBank and Trust Company (“PrivateBank”) to replace the Credit Facility with AloStar. Under the New Credit Facility, PrivateBank will advance funds when requested against a borrowing base consisting of up to 85% of the face value of eligible accounts of the Company, up to 50% of the book value of eligible inventory of the Company and up to 50% of the appraised value of eligible machinery, equipment and certain real property up to $10,000. Upon the Company achieving at least $7,000 in EBITDA during the 2016 fiscal year, the Company can elect to increase the New Credit Facility by an additional $5,000. Borrowings under the New Credit Facility bear interest at a per annum rate equal to the applicable LIBOR plus a margin ranging from 2.25% to 3.00%, which is based on the Company’s trailing twelve-month EBITDA. The Company will also pay an unused facility fee to PrivateBank equal to 0.50% per annum on the unused portion of the New Credit Facility, along with other standard fees. The obligations under the New Credit Facility are be secured by, subject to certain exclusions, (i) a first priority security interest in all accounts receivable, inventory, equipment, cash and investment property, and (ii) a mortgage on the Abilene, Texas tower facility.

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

Level 3 — Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date. The Company used market negotiations to value the Gearing segment’s assets. The Company used real estate appraisals to value the Clintonville, Wisconsin facility formerly owned by Broadwind Towers (the “Clintonville Facility”).

The following tables represent the fair values of the Company’s financial assets as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Corporate & municipal bonds and money market funds	$—	$19,026	$—	$19,026
Assets measured on a nonrecurring basis:
Gearing equipment	—	—	353	353
Gearing Cicero Ave. facility	—	—	560	560
Services assets	—	—	513	513
Total assets at fair value	$—	$19,026	$1,426	$20,452

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Corporate & municipal bonds and money market funds	$—	$8,001	$—	$8,001
Assets measured on a nonrecurring basis:
Gearing equipment	—	—	506	506
Clintonville, WI facility	—	—	554	554
Gearing Cicero Ave. facility	—	—	560	560
Services assets	—	—	3,343	3,343
Total assets at fair value	$—	$8,001	$4,963	$12,964

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

Due to the Company’s continued operating losses within the Gearing segment in the nine month period ending September 30, 2016 combined with its history of continued operating losses, the Company continues to evaluate the recoverability of certain of its identifiable intangible assets and certain property and equipment assets. Based upon the Company’s September 30, 2016 assessment, the recoverable amount of undiscounted cash flows based upon the Company’s most recent projections were less than the carrying amount of the relevant asset groups within the Gearing segment and failed this step one of the impairment test. In step two, the Company compared the asset group’s estimated fair values with the corresponding carrying amount of the asset group. Under step two, the Company assumed that the asset group would be exchanged in an orderly transaction between market participants and that such exchange would represent the highest and best use of this asset group. Based on the step two analysis, the Company determined that no impairment to this asset group was indicated.

The Clintonville Facility was reclassified as an Asset Held for Sale in 2013 due to the decision to vacate the property and offer it for sale. At that time, the property was written down by $288 to adjust the carrying value of the Clintonville Facility property to fair value. The Company recorded an additional impairment of $186 in 2015 to value the Clintonville Facility property at its fair value. The Clintonville Facility was subsequently sold during the second quarter of 2016 at its fair value.

The investment in select Gearing equipment, shown as $506 at December 31, 2015, is associated with the Company’s activities to update and consolidate the Gearing segment asset base. The reduction in the carrying value to $353 at September 30, 2016, reflects the sale of a portion of the surplus assets.

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

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of September 30, 2016, the Company had no net deferred income taxes due to the full recorded valuation allowance. During the nine months ended September 30, 2016, the Company recorded a benefit for income taxes of ($16), compared to a benefit for income taxes of ($11) during the nine months ended September 30, 2015.

The Company files income tax returns in U.S. federal and state jurisdictions. As of September 30, 2016, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2015, the Company had net operating loss (“NOL”) carryforwards of $202,107 expiring in various years through 2035.

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

As of September 30, 2016, the Company had $87 of unrecognized tax benefits, all of which would have a favorable impact on income tax expense. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had accrued interest and penalties of $53 as of September 30, 2016. As of December 31, 2015, the Company had unrecognized tax benefits of $140, of which $84 represented accrued interest and penalties.

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

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. As of September 30, 2016, the Company had reserved 35,483 shares for issuance upon the exercise of stock options outstanding and no shares for issuance upon the vesting of restricted stock unit (“RSU”) awards outstanding. As of September 30, 2016, 253,659 shares of common stock reserved for stock options and RSU awards under the 2007 EIP had been issued in the form of common stock.

2012 Equity Incentive Plan

The Company has granted incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2012 Equity Incentive Plan (the “2012 EIP”), which was approved by the Board in March 2012 and by the Company’s stockholders in May 2012.

The 2012 EIP reserved 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of September 30, 2016, the Company had reserved 37,205 shares for issuance upon the exercise of stock options outstanding and 65,459 shares for issuance upon the vesting of RSU awards outstanding. As of September 30, 2016, 583,435 shares of common stock reserved for stock options and RSU awards under the 2012 EIP had been issued in the form of common stock.

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

The 2015 EIP reserves 1,100,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of September 30, 2016, the Company had reserved 442,706 shares for issuance upon the vesting of RSU awards outstanding. As of September 30, 2016, 44,606 shares of common stock reserved for RSU awards under the 2015 EIP had been issued in the form of common stock.

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

The following table summarizes stock option activity during the nine months ended September 30, 2016 under the Equity Incentive Plans, as follows:

		Weighted Average
	Options	Exercise Price
Outstanding as of December 31, 2015	144,197	$17.98
Granted	—	$—
Exercised	(5,647)	$3.39
Forfeited	—	$—
Expired	(65,862)	$8.65
Outstanding as of September 30, 2016	72,688	$27.56
Exercisable as of September 30, 2016	72,688	$27.56

The following table summarizes RSU activity during the nine months ended September 30, 2016 under the Equity Incentive Plans, as follows:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2015	377,810	$4.87
Granted	411,910	$2.84
Vested	(193,509)	$4.79
Forfeited	(88,046)	$3.21
Unvested as of September 30, 2016	508,165	$3.55

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of the price of the Company’s stock over the expected life of the awards and actual and projected stock option exercise behavior. There were no stock options granted during the nine months ended September 30, 2016.

The Company utilized a forfeiture rate of 25% during the nine months ended September 30, 2016 and 2015 for estimating the forfeitures of equity compensation granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015, as follows:

	Nine Months Ended September 30,
	2016	2015
Share-based compensation expense:
Cost of sales	$63	$105
Selling, general and administrative	529	795
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net loss	$592	$900
Reduction in earnings per share:
Basic earnings per share	$0.04	$0.06

Diluted earnings per share	$0.04	$0.06

(1)

Income tax benefit is not illustrated because the Company is currently in a full tax valuation allowance position and an actual income tax benefit was not realized for the nine months ended September 30, 2016 and 2015. The result of the income (loss) situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

As of September 30, 2016, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and RSUs, in the amount of approximately $1,246 will be recognized through 2019. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

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

Summary financial information by reportable segment for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2016
Revenues from external customers	$37,970	$4,582	$—	$—	$42,552
Operating profit (loss)	4,050	(692)	(1,998)	—	1,360
Depreciation and amortization	1,007	638	50	—	1,695
Capital expenditures	1,984	39	17	—	2,040

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2016
Revenues from external customers	$117,948	$14,741	$—	$—	$132,689
Intersegment revenues	—	18	—	(18)	—
Operating profit (loss)	10,016	(3,083)	(5,616)	—	1,317
Depreciation and amortization	3,066	1,918	154	—	5,138
Capital expenditures	3,593	368	45	—	4,006

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2015
Revenues from external customers	$42,865	$6,926	$—	$—	$49,791
Intersegment revenues	78	258	—	(336)	—
Operating profit (loss)	2,235	(2,646)	(1,724)	—	(2,135)
Depreciation and amortization	1,132	1,216	52	—	2,400
Capital expenditures	812	134	9	—	955

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2015
Revenues from external customers	$138,657	$22,926	$—	$—	$161,583
Intersegment revenues	346	832	—	(1,178)	—
Operating profit (loss)	10,525	(5,380)	(6,033)	5	(883)
Depreciation and amortization	2,961	3,757	142	—	6,860
Capital expenditures	1,599	588	95	—	2,282

	Total Assets as of
	September 30,	December 31,
Segments:	2016	2015
Towers and Weldments	$46,500	$38,068
Gearing	36,325	39,229
Assets held for sale	866	4,403
Corporate	244,736	252,895
Eliminations	(202,791)	(224,688)
	$125,636	$109,907

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

In connection with the Company’s restructuring initiatives, during the third quarter of 2012, the Company identified a liability associated with the planned sale of the Cicero Avenue Facility. The liability is associated with environmental remediation costs that were identified while preparing the site for sale. During 2013, the Company applied for and was accepted into the Illinois Environmental Protection Agency (“IEPA”) voluntary site remediation program. In the first quarter of 2014, the Company completed a comprehensive review of remedial options for the Cicero Avenue Facility and selected a preferred remediation technology. As part of the voluntary site remediation program, the Company submitted a plan to the IEPA for approval to conduct a pilot study to test the effectiveness of the selected remediation technology. In the third quarter of 2015, the Company obtained additional information regarding potential remediation options and modified the remediation plan, which caused an increase in the estimated cost of remediation and resulted in the Company increasing its reserve associated with this matter by $874. The Company is currently reviewing these options and will continue to reevaluate its remediation activities and the reserve balance associated with this matter as additional information is obtained. As of September 30, 2016, the accrual balance associated with this matter totaled $1,252.

Warranty Liability

The Company provides warranty terms that range from one to five years for various products supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of September 30, 2016 and 2015, estimated product warranty liability was $561 and $623, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the nine months ended September 30, 2016 and 2015 were as follows:

	For the Nine Months Ended September 30,
	2016	2015
Balance, beginning of period	$601	$1,054
Addition to (reduction of) warranty reserve	(21)	(60)
Warranty claims	(19)	(371)
Balance, end of period	$561	$623

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the nine months ended September 30, 2016 and 2015 consisted of the following:

	For the Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$84	$81
Bad debt expense	82	76
Write-offs	(5)	(54)
Balance at end of period	$161	$103

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of September 30, 2016.

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, the Company began to self-insure for its workers’ compensation liabilities, including reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. The Company takes into account claims incurred but not reported when determining its workers’ compensation reserves. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. Although the Company entered into a guaranteed cost program at the beginning of the third quarter of 2016, the Company maintained a liability for the trailing claims from the self-insured policy. As of September 30, 2016, the Company had $1,233 accrued for self-insured workers’ compensation liabilities.

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

The NMTC regulations permit taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities. The NMTC Transaction could generate $3,900 in tax credits, which the Company has made available under the structure by passing them through to Capital One. The proceeds have been applied to the Company’s investment in the Abilene Gearbox Facility assets and associated operating costs and in the assets of the Abilene Heavy Industries Facility, as permitted under the amended NMTC Transaction.

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

The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company’s condensed consolidated balance sheet as of September 30, 2016. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest in the third quarter of 2018. Capital One may exercise an option to put its investment to the Company and receive $130 from the Company at that time. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company expects that Capital One will exercise the put option at the end of the tax credit recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

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

The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One’s net contribution of $2,600 is included in Long Term Debt, Net of Current Maturities in the condensed consolidated balance sheet as of September 30, 2016. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred.

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

During the third quarter of 2011, the Company conducted a review of its business strategies and product plans based on the business and industry outlook, and concluded that its manufacturing footprint and fixed cost base were excessive for its medium-term needs. A plan was developed to reduce the Company’s facility footprint by approximately 40% through the sale and/or closure of facilities comprising a total of approximately 600,000 square feet. To date, the Company has reduced its presence at eight facilities and achieved a reduction of approximately 500,000 square feet. In addition, the Cicero Avenue Facility has been vacated and will be marketed for sale. The Company believes its remaining facilities will be sufficient to support its current business activities, while allowing for growth for the next several years.

The Company recorded a liability associated with environmental remediation costs that were originally identified while preparing the Cicero Avenue Facility for sale. See the “Environmental Compliance and Remediation Liabilities” section of Note 15, “Commitments and Contingencies” of these consolidated financial statements. The Company further adjusted the liability by recording a $352 liability associated with the planned sale of the Cicero Avenue Facility. The Company further adjusted the liability by recording an additional $258 charge in the fourth quarter of 2013 and an additional $874 in the quarter ending September 30, 2015. The liability is associated with environmental remediation costs that were originally identified while preparing the site for sale. See the “Environmental Compliance and Remediation Liabilities” section of Note 15, “Commitments and Contingencies” of these consolidated financial statements. The expenses associated with this liability have been recorded as restructuring charges, and as of September 30, 2016, the accrual balance remaining is $1,252.

As of December 31, 2014, the Company had completed the expenditures relating to its restructuring plan, with the exception of the new information on the environmental remediation of the Cicero Avenue Facility that resulted in additional expense of $874 recorded during the third quarter of 2015 and new information on the fair value on the Clintonville Facility that resulted in additional impairment expense of $186 recorded during the fourth quarter of 2015 based on negotiations that resulted in an executed contract for the sale of the property that was completed during the second quarter of 2016. The Company incurred total costs of approximately $14,200, net of a $3,585 gain on the sale of an idle tower plant in Brandon, South Dakota. The Company’s restructuring charges generally include costs to close or exit facilities, costs to move equipment, the related costs of building infrastructure for moved equipment and employee related costs. Of the total restructuring costs incurred, a total of approximately $4,800 consists of non‑cash charges.

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

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

Third Quarter Overview

We booked $27,500 in new orders in the third quarter of 2016, up from orders of $12,200 in the third quarter of 2015. The increase was due to the timing of receipt of tower orders, which vary considerably from quarter to quarter. The late 2015 extension of the federal Production Tax Credit subsidy is expected to provide support for the wind energy industry in general, and specifically for our wind tower production demand though 2023. We continue to see weakness in Gearing orders from oil and gas and mining customers.

We recognized sales of $42,552 in the third quarter of 2016, a 15% decrease compared to $49,791 in the third quarter of 2015. We reported net income of $872 or $.06 per share in the third quarter of 2016, compared to a net loss of $7,613 or $.52 per diluted share in the third quarter of 2015. The current quarter includes a $.04 per share benefit from a change in depreciation estimate in our Gearing segment. The $.58 per share increase was due a $.24 per share increase from continuing operations and a $.33 per share loss improvement from discontinued operations. The increase in earnings from continuing operations was due primarily to an increase in volume and better margins in the Towers and Weldments segment and the impact of cost reductions throughout the Company.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016, Compared to Three Months Ended September 30, 2015

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2016, compared to the three months ended September 30, 2015.

	Three Months Ended September 30,				2016 vs. 2015
		% of Total		% of Total
	2016	Revenue	2015	Revenue	$ Change	% Change
Revenues	$42,552	100.0%	$49,791	100.0%	$(7,239)	(14.5)%
Cost of sales	37,221	87.5%	46,960	94.3%	(9,739)	(20.7)%
Gross profit	5,331	12.5%	2,831	5.7%	2,500	88.3%
Operating expenses
Selling, general and administrative expenses	3,860	9.1%	3,981	8.0%	(121)	(3.0)%
Intangible amortization	111	0.3%	111	0.2%	—	—%
Restructuring costs	—	—%	874	1.8%	(874)	(100.0)%
Total operating expenses	3,971	9.4%	4,966	10.0%	(995)	(20.0)%
Operating income (loss)	1,360	3.1%	(2,135)	(4.3)%	3,495	163.7%
Other expense
Interest expense, net	(125)	(0.3)%	(210)	(0.4)%	85	40.5%
Other, net	10	—%	(64)	(0.1)%	74	115.6%
Total other expense, net	(115)	(0.3)%	(274)	(0.5)%	159	58.0%
Net income (loss) before benefit for income taxes	1,245	2.8%	(2,409)	(4.8)%	3,654	151.7%
Benefit for income taxes	—	—%	(26)	(0.1)%	26	100.0%
Income (loss) from continuing operations	1,245	2.8%	(2,383)	(4.7)%	3,628	152.2%
Loss from discontinued operations, net of tax	(373)	(0.9)%	(5,230)	(10.5)%	4,857	92.9%
Net income (loss)	$872	1.9%	$(7,613)	(15.2)%	$8,485	111.5%

Consolidated

Revenues decreased by $7,239 from $49,791 during the three months ended September 30, 2015, to $42,552 during the three months ended September 30, 2016. The decrease reflects a 12% decrease in Tower and Weldments revenue, and a 36% decrease in Gearing revenue. The Towers and Weldments segment revenue decrease was due to lower steel and other material costs, partially offset by a 1% increase in towers sold. Gearing revenues were down 36%, due to reduced sales to oil and gas and mining industry customers.

Gross profit increased by $2,500, from $2,831 during the three months ended September 30, 2015, to $5,331 during the three months ended September 30, 2016. The increase in gross profit was attributable to improved operating efficiencies in the Abilene, Texas tower plant (the “Abilene Tower Facility”), cost management initiatives and a depreciation estimate change in our Gearing segment. As a result, our total gross margin increased from 5.7% during the three months ended September 30, 2015, to 12.5% during the three months ended September 30, 2016.

Operating expenses improved from $4,966 during the three months ended September 30, 2015, to $3,971 during the three months ended September 30, 2016. The improvement was attributable to the absence of an $874 environmental charge incurred in the prior-year third quarter, reduced employee compensation of $419, and reduced legal and professional expense of $232, partially offset by an increase in incentive compensation due to the improvement in operating income. Operating expenses as a percentage of sales decreased from 10.0% in the prior-year quarter to 9.4% in the current-year quarter due to the aforementioned items.

Income (loss) from continuing operations increased from ($2,383) loss during the three months ended September 30, 2015, to $1,245 income during the three months ended September 30, 2016, as a result of the factors described above.

Net income increased from ($7,613) net loss during the three months ended September 30, 2015, to $872 net income during the three months ended September 30, 2016, as a result of the factors described above and the substantial divestiture of our Services business in late 2015, which resulted in a $4,857 reduced loss from discontinued operations.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016	2015
Orders	$25,329	$3,167
Revenues	37,970	42,943
Operating income	4,050	2,235
Operating margin	10.7%	5.2%

The increase in orders is due to the timing of receipt of tower orders in the current year period.  Towers and Weldments segment revenues decreased by $4,973, from $42,943 during the three months ended September 30, 2015, to $37,970 during the three months ended September 30, 2016. The decrease was due to $5,500 in lower steel and other material costs, which are generally passed through to the customer, offset by a 1% increase in towers sold.

Towers and Weldments segment operating income increased by $1,815, from $2,235 during the three months ended September 30, 2015, to $4,050 during the three months ended September 30, 2016. The increase was attributable to a significant improvement in operating efficiencies in the Abilene Texas Facility. Operating margin increased from 5.2% during the three months ended September 30, 2015, to 10.7% during the three months ended September 30, 2016.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016	2015
Orders	$2,162	$8,997
Revenues	4,582	7,184
Operating loss	(692)	(2,646)
Operating margin	(15.1)%	(36.8)%

Gearing segment orders decreased from the prior-year quarter due to continued weak demand from oil and gas and mining customers, and the absence of a large multi-year gearing buy received in the prior-year quarter from a wind gearing customer. Gearing segment revenues decreased by $2,602, from $7,184 during the three months ended September 30, 2015, to $4,582 during the three months ended September 30, 2016. Total revenues were down by 36% due to weak market demand from oil and gas and mining industry customers.

Gearing segment operating loss improved by $1,954, from $2,646 during the three months ended September 30, 2015, to $692 during the three months ended September 30, 2016. The improvement in the operating loss, despite the significant decline in revenue, was due to the absence of an $874 environmental charge incurred in the prior-year third quarter, reduced depreciation expense of $576, lower labor costs of $458, and a reduction in selling, general and administrative expenses. Operating margin improved based on the above items from (36.8%) during the three months ended September 30, 2015, to (15.1%) during the three months ended September 30, 2016.

Corporate and Other

Corporate and Other expenses increased by $274, from $1,724 during the three months ended September 30, 2015, to $1,998 during the three months ended September 30, 2016. The increase was attributable to $558 of increase incentive compensation and $210 of insurance costs, partially offset by lower employee compensation of $249 and lower legal and professional expenses of $262.

Nine Months Ended September 30, 2016, Compared to Nine Months Ended September 30, 2015

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

	Nine Months Ended September 30,				2016 vs. 2015
		% of Total		% of Total
	2016	Revenue	2015	Revenue	$ Change	% Change
Revenues	$132,689	100.0%	$161,583	100.0%	$(28,894)	(17.9)%
Cost of sales	119,254	89.9%	147,507	91.3%	(28,253)	(19.2)%
Gross profit	13,435	10.1%	14,076	8.7%	(641)	(4.6)%
Operating expenses
Selling, general and administrative expenses	11,785	8.9%	13,752	8.5%	(1,967)	(14.3)%
Intangible amortization	333	0.3%	333	0.2%	—	—%
Restructuring costs	—	—%	874	0.5%	(874)	(100.0)%
Total operating expenses	12,118	9.2%	14,959	9.2%	(2,841)	(19.0)%
Operating income (loss)	1,317	0.9%	(883)	(0.5)%	2,200	249.2%
Other (expense) income
Interest expense, net	(431)	(0.3)%	(611)	(0.4)%	180	29.5%
Other, net	27	—%	(36)	—%	63	175.0%
Total other expense, net	(404)	(0.3)%	(647)	(0.4)%	243	37.6%
Net income (loss) before benefit for income taxes	913	0.6%	(1,530)	(0.9)%	2,443	159.7%
Benefit for income taxes	(16)	—%	(11)	—%	(5)	(45.5)%
Income (loss) from continuing operations	929	0.6%	(1,519)	(0.9)%	2,448	161.2%
Loss from discontinued operations, net of tax	(908)	(0.7)%	(9,494)	(5.9)%	8,586	90.4%
Net income (loss)	$21	(0.1)%	$(11,013)	(6.8)%	$11,034	100.2%

Consolidated

Revenues decreased by $28,894 from $161,583 during the nine months ended September 30, 2015, to $132,689 during the nine months ended September 30, 2016. The decrease reflects a 15% decrease in Tower and Weldments revenue, and a 38% decrease in Gearing revenue. The Towers and Weldments segment revenue decrease was due to a 5% decrease in towers sold, a lower margin mix of towers built, and significantly lower steel and other material costs. Gearing revenues were down 38%, with the decline driven by reduced demand from oil and gas and mining industry customers.

Gross profit decreased by $641, from $14,076 during the nine months ended September 30, 2015, to $13,435 during the nine months ended September 30, 2016. The decrease in gross profit was attributable to lower revenues, partly offset by improved operating efficiencies in the Abilene Texas Facility and lower manufacturing overhead expenses. As a result, our total gross margin increased from 8.7% during the nine months ended September 30, 2015, to 10.1% during the nine months ended September 30, 2016.

Operating expenses decreased by $2,841, from $14,959 during the nine months ended September 30, 2015, to $12,118 during the nine months ended September 30, 2016. The improvement was attributable to reduced employee compensation of $1,061, reduced legal and professional expense of $597, the absence of an $874 environmental charge incurred in the prior-year and a $239 gain on sale of excess equipment, partially offset by a $348 increase in incentive compensation. Operating expenses as a percentage of sales were essentially flat, at 9.2% in the first three quarters of 2016, versus 9.2% in the prior-year period.

Income (loss) from continuing operations increased from ($1,519) loss during the nine months ended September 30, 2015, to $929 income during the nine months ended September 30, 2016, as a result of the factors described above.

Net income improved from a ($11,013) net loss during the nine months ended September 30, 2015, to $21 net income during the nine months ended September 30, 2016, as a result of the factors described above and an $8,586 reduced loss from discontinued operations.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015
Orders	$231,401	$66,330
Revenues	117,948	139,003
Operating income	10,016	10,525
Operating margin	8.5%	7.6%

 The increase in orders is due to the timing of receipt of two tower orders in the current year period, as tower orders vary considerably from quarter to quarter.  Towers and Weldments segment revenues decreased by $21,055, from $139,003 during the nine months ended September 30, 2015, to $117,948 during the nine months ended September 30, 2016. The Towers and Weldments segment revenues decrease was due to the $13,600 impact of lower steel and other material costs, which are generally passed through to the customer, and a 5% decrease in towers sold.

Towers and Weldments segment operating income decreased $509, from $10,525 during the nine months ended September 30, 2015, to $10,016 during the nine months ended September 30, 2016. The decrease in operating income was attributable to modestly lower volumes and a less favorable production mix, partially offset by a significant improvement in operating efficiencies in the Abilene Texas Facility. Operating margin increased from 7.6% during the nine months ended September 30, 2015, to 8.5% during the nine months ended September 30, 2016.

Gearing Segment

The following table summarizes the Gearing segment operating results for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015
Orders	$11,307	$22,792
Revenues	14,759	23,758
Operating loss	(3,083)	(5,380)
Operating margin	(20.9)%	(22.6)%

Gearing segment orders decreased from the prior-year period due to continued weak demand from oil and gas and mining customers, and the absence of a large multi-year gearing buy received in the prior-year period from a wind gearing customer. Gearing segment revenues decreased by $8,999, from $23,758 during the nine months ended September 30, 2015, to $14,759 during the nine months ended September 30, 2016. Total revenues were down by 38% due to decreased in sales to oil and gas and mining industry customers.

Gearing segment operating loss decreased by $2,297, from $5,380 during the nine months ended September 30, 2015, to $3,083 during the nine months ended September 30, 2016. The improvement in the operating loss, despite the significant decline in revenue, was due to reductions in depreciation and other fixed overhead of $3,490, the absence of a $874 environmental charge incurred in the prior-year period and a $977 reduction in selling, general and administrative expenses. Reduced depreciation expense of $1,838 was due to a change in the accounting estimate in the first quarter of 2016 to increase the equipment salvage value. We estimate that the change in depreciation will have a favorable impact on 2016 annual income from continuing operations and net income of $2,450 or $0.17 per share. Operating margin improved from (22.6%) during the nine months ended September 30, 2015, to (20.9%) during the nine months ended September 30, 2016.

Corporate and Other

Corporate and Other expenses decreased by $417, from $6,033 during the nine months ended September 30, 2015, to $5,616 during the nine months ended September 30, 2016. The decrease was attributable to lower employee compensation of $852 and lower legal and professional expenses of $417, partially offset by a $444 increase in incentive compensation.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2016, cash and cash equivalents and short-term investments totaled $24,304, an increase of $11,689 from December 31, 2015. Total debt and capital lease obligations at September 30, 2016 totaled $3,172, and we had the ability to borrow up to $3,281 under the Credit Facility (as defined below). We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances and the Credit Facility.

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

Under the Credit Facility, AloStar advanced funds when requested against a borrowing base consisting of approximately 85% of the face value of our eligible accounts receivable and approximately 30% of the book value of our eligible inventory. Borrowings under the Credit Facility bore interest at a per annum rate equal to the one-month London

Interbank Offered Rate plus a margin of 3.25%, subject to a minimum. We also paid an unused facility fee to AloStar equal to 0.50% per annum on the unused portion of the Credit Facility, along with other standard fees.

The Loan Agreement contained customary representations and warranties. It also contained a requirement that we, on a consolidated basis, maintained a minimum monthly fixed charge coverage ratio (the “Fixed Charge Coverage Ratio Covenant”) and minimum monthly earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (“Adjusted EBITDA Covenant”), along with other customary restrictive covenants, certain of which were subject to materiality thresholds, baskets and customary exceptions and qualifications.

The obligations under the Loan Agreement were secured by, subject to certain exclusions, (i) a first priority security interest in all our accounts receivable, inventory, chattel paper, payment intangibles, cash and cash equivalents and other working capital assets and stock or other equity interests in our subsidiaries, and (ii) a first priority security interest in all of the equipment of our wholly-owned subsidiary Brad Foote Gear Works, Inc.

As of December 31, 2015, we were not in compliance with the Adjusted EBITDA Covenant. On February 23, 2016, we and AloStar executed a Ninth Amendment to Loan and Security Agreement and Waiver (the “Ninth Amendment”), which waived our compliance with the Adjusted EBITDA Covenant as of December 31, 2015, amended the Adjusted EBITDA Covenant going forward, provided that the Fixed Charge Coverage Ratio Covenant would be recalculated for future periods commencing with the quarter ending June 30, 2016, reduced the amount of the Credit Facility to $10,000, and extended the maturity date of the Credit Facility to February 28, 2017. The Ninth Amendment also contained a liquidity requirement of $3,500 and established a reserve against the borrowing base in an amount equal to the outstanding balance of the Term Loan at any given time. On August 29, 2016, we and AloStar executed a Tenth Amendment to Loan and Security Agreement (the “Tenth Amendment”), which removed the liquidity requirement set in the Ninth Amendment and removed the exclusion of certain customer accounts receivable. As of September 30, 2016, we were in compliance with all applicable covenants and the liquidity requirement.

As of September 30, 2016, there was no outstanding indebtedness under the Credit Facility, we had the ability to borrow up to $3,281 thereunder, the per annum interest rate thereunder was 4.25% and there was no outstanding indebtedness under the Term Loan which was repaid in full in June 2016.

On October 26, 2016, we established a $20,000 three-year secured revolving line of credit (the “New Credit Facility”) with The PrivateBank and Trust Company (“PrivateBank”) to replace the Credit Facility with AloStar. Under the New Credit Facility, PrivateBank will advance funds when requested against a borrowing base consisting of up to 85% of the face value of our eligible accounts, up to 50% of the book value of our eligible inventory and up to 50% of the appraised value of our eligible machinery, equipment and certain real property up to $10,000. Upon achieving at least $7,000 in EBITDA during fiscal year 2016, we can elect to increase the New Credit Facility by an additional $5,000. Borrowings under the New Credit Facility bear interest at a per annum rate equal to the applicable LIBOR plus a margin ranging from 2.25% to 3.00%, which is based on the our trailing twelve-month EBITDA. We will also pay an unused facility fee to PrivateBank equal to 0.50% per annum on the unused portion of the New Credit Facility, along with other standard fees. The obligations under the New Credit Facility are be secured by, subject to certain exclusions, (i) a first priority security interest in all accounts receivable, inventory, equipment, cash and investment property, and (ii) a mortgage on the Abilene, Texas tower facility.

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

Sources and Uses of Cash

Operating Cash Flows

During the nine months ended September 30, 2016, net cash provided by operating activities totaled $17,067 compared to net cash used in operating activities of $14,728 for the nine months ended September 30, 2015. The increase in net cash provided by operating activities was primarily attributable to an increase of $11,541 due to the timing of the receipt of customer deposits and a reduction of $2,013 of inventory balances in the Towers and Weldments segment since December 31, 2015. The increase in customer deposits was a result of obtaining new orders during 2016, with the customer providing deposits associated with these orders.  In addition, accounts payable also increased during the current-year period by $7,118, partially offset by an increase within accounts receivable levels during the current-year period by $5,187.  Comparatively, for the nine months ended September 30, 2015,  the decrease in net cash provided by operating activities was driven by a $15,772 reduction in customer deposits, as a result of our fulfillment of customers’ orders for which we had previously received deposits.

Investing Cash Flows

During the nine months ended September 30, 2016, net cash used in investing activities totaled $13,519 compared to net cash provided by investing activities of $6,898. The increase in net cash used in investing activities as compared to the prior-year period was primarily attributable to the purchases related to the available for sale securities activity in the current-year period due to the availability of cash to invest compared to utilizing the cash in the prior-year period for non-investment activity.

Financing Cash Flows

During the nine months ended September 30, 2016, net cash used in financing activities totaled $3,280, compared to net cash provided by financing activities of $4,283 for the nine months ended September 30, 2015. The increase in net cash used in financing activities as compared to the prior-year period was due to the current-year period monthly payments and the pay-off of the Term Loan.

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contains “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions  with respect to the following: (i) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (ii) our customer relationships and efforts to diversify our customer base and sector focus and leverage customer relationships across business units; (iii) our ability to continue to grow our business organically; (iv) the sufficiency of our liquidity and alternate sources of funding, if necessary; (v) our restructuring efforts, including estimated costs and saving opportunities; (vi) our ability to realize revenue from customer orders and backlog; (vii) our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (viii) the economy and the potential impact it may have on our business, including our customers; (ix) the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (x) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; and (xi) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual results to be materially different from the forward-looking statements including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such are not required to provide information under this Item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2016 because of the material weaknesses in internal control over financial reporting described below.

As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2015, the following material weakness existed at December 31, 2015 and September 30, 2016:

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses related to our internal controls over financial reporting controls, as described above. However, our remediation was not complete as of September 30, 2016.  We can give no assurance that the measures we take will remediate the material weaknesses that we have identified or that any additional material weaknesses will not arise in the future. Other than the changes disclosed above, there were no changes in our internal control over financial reporting controls during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BROADWIND ENERGY, INC.

October 28, 2016	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

Exhibit Number	Exhibit
10.1

Tenth Amendment to Loan and Security Agreement and Waiver, dated August 29, 2016, among the Company, Broadwind Towers, Brad Foote, 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce*

10.2	Loan and Security Agreement, dated October 26, 2016, among the Company, Broadwind Towers, Inc., Brad Foote Gear Works, Inc., Broadwind Services and The PrivateBank and Trust Company*
31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer*
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer and Chief Financial Officer*
101

The following financial information from this Form 10-Q of Broadwind Energy, Inc. for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*Filed herewith.