Form 10-K
period 2016-12-31
BROADWIND ENERGY, INC.
filed 2017-02-23
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b‑2 of the Exchange Act. Yes ☐ No ☒

As of June 30, 2016 the aggregate market value of the Registrant’s voting common stock held by non‑affiliates of the Registrant was approximately $50,141,000, based upon the $4.22 per share closing sale price of the Registrant’s common stock as reported on the NASDAQ Capital Market. For purposes of this calculation, the Registrant’s directors and executive officers and holders of 5% or more of the Registrant’s outstanding shares of voting common stock have been assumed to be affiliates, with such affiliates holding an aggregate of 3,242,000 shares of the Registrant’s voting common stock on June 30, 2016.

The number of shares of the Registrant’s common stock, par value $0.001, outstanding as of February 16, 2017, was 15,175,767.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

BROADWIND ENERGY, INC.

FORM 10‑K

PART I

Cautionary Note Regarding Forward‑Looking Statements

This Annual Report on Form 10 K (“Annual Report”) contains “forward looking statements”—that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. Forward looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward looking statements. Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following: (i) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (ii) our customer relationships and efforts to diversify our customer base and sector focus and leverage customer relationships across business units; (iii) our ability to continue to grow our business organically and through acquisitions; (iv) the sufficiency of our liquidity and alternate sources of funding, if necessary; (v) our ability to realize revenue from customer orders and backlog; (vi) our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (vii) the economy and the potential impact it may have on our business, including our customers; (viii) the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (ix) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (x) the effects of the recent change of administrations in the U.S. federal government; (xi) our ability to successfully integrate and operate the business of Red Wolf Company, LLC and to identify, negotiate and execute future acquisitions; and (xii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”). These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially  from those expressed in, or implied by, these statements. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change.

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

Business Overview

We provide technologically advanced high‑value products to energy, mining and infrastructure sector customers, primarily in the United States of America (the “U.S.”). Our most significant presence is within the U.S. wind energy industry, although we have diversified into other industrial markets in order to improve our capacity utilization and reduce our exposure to uncertainty related to favorable governmental policies currently supporting the U.S. wind energy industry. The December 2015 multi-year extension of the federal Production Tax Credit (the “PTC”) and the Investment Tax Credit (“ITC”) for new wind energy development projects is expected to help stabilize wind energy markets for the medium term. Within the U.S. wind energy industry, we provide products primarily to wind turbine manufacturers. Outside of the wind energy market, we provide precision gearing and specialty weldments to a broad range of industrial customers for oil and gas (“O&G”), mining, steel and other industrial applications.

In September 2015, our Board of Directors (the “Board”) approved a plan to divest or otherwise exit our Services segment. The divestiture was substantially completed in December 2015; consequently, this segment is now reported as a discontinued operation and we revised our segment presentation to include two reportable operating segments: Towers and Weldments, and Gearing. All current and prior period financial results have been revised to reflect these changes.

In 2016, 92% of our sales were linked to new wind energy installations, predominantly for towers used for new wind turbines. The market for new U.S. wind energy installations is affected by a number of factors, including: (i) economic growth and the associated demand for new electricity generation; (ii) the cost of competing energy sources, primarily natural gas; (iii) federal and state‑level renewable energy development incentives; (iv) available transmission infrastructure and the proliferation of smart grid technology; (v) improvements in wind energy cost competitiveness resulting from the maturation of technologies and services within the wind energy industry; and (vi) state and federal government actions relating to regulation of carbon emissions.

The highest impact development incentive has been the PTC for new wind energy projects. Legislative support for the PTC has been intermittent in the past, which has caused volatility in the demand for new wind energy projects. For example, after the PTC was allowed to expire briefly in 2013, new installations at wind farms fell 92%, causing significant disruption in the industry. In December 2015, the PTC was extended for an additional five-year period, which is helping to stabilize wind energy markets and attract new investment in the medium term. The 2015 extension phases-out the amount of the credit allowed over time based on the year when construction of the wind project is started. The phase-out schedule provides for: 100% extension of the credit for projects commenced in 2015 and 2016, 80% in 2017, 60% in 2018 and 40% in 2019. Although the clearer investment horizon provided by the long-term extension is expected to stabilize the market for our products, it may also attract new competition in our industry.

The market for wind towers is closely correlated to the demand for new wind turbines. However, demand for our towers is also reflective of the level of market competition, the strength of our customer relationships and the proximity of our plants to wind farm development sites, as well as other factors. In 2016, orders for our wind towers were strong, reflecting the PTC legislation, described above, our strong customer relationships and the proximity of our manufacturing sites to wind farms under development.

Outside of the market for new wind energy installations, we serve a number of other industrial markets, including O&G exploration and extraction, mining, compressed natural gas (“CNG”) distribution and steel production, as well as replacement gearing for the installed wind energy base. The market for O&G equipment and mining equipment was extremely weak in 2015 and 2016 due to the sustained decline in energy prices. We have reduced our workforce and other costs, and are selling excess gear cutting and grinding equipment in order to further scale back production capacity and costs in response to these depressed market conditions. Our products sold into these markets include gearboxes (both new and rebuilt), loose gearing and large industrial weldments, including CNG equipment. The following table details the percentage of our revenue generated in each sector for the past two years:

	Annual
	Revenue
	2016	2015
Wind	92%	88%
Industrial	8%	12%
Total	100%	100%

On February 1, 2017, we acquired Red Wolf Company, LLC, a North Carolina limited liability company (“Red Wolf”), as more fully described in Note 22, “Subsequent Events” in the notes to our consolidated financial statements.  The Red Wolf acquisition enables us to expand our market reach, competencies, capabilities and customer relationships.  The Red Wolf acquisition aligns with our new three year growth strategy approved by our Board in late 2016 to expand and diversify our business through organic growth and strategic bolt-on acquisitions.  Red Wolf’s operations will be reported in a new “Process Systems” segment.

Business and Operating Strategy

We intend to capitalize on the markets for wind energy, O&G, mining, CNG distribution and other industrial verticals in North America by leveraging our core competencies in large precision gearing and drivetrains and industrial welding. Our strategic objectives include the following:

•

Improve our commercial efforts and expand and diversify our customer base.  In 2016, sales derived from our top five customers represented 91% of total sales, essentially unchanged from 92% in 2015. To reduce the concentration of sales and our wind energy industry concentration, we have focused our market research activities and our sales force in support of expanding and diversifying our customer base. We produced CNG equipment for several customers in 2016 and plan to expand our offerings in this market in 2017.

•

Improve capacity utilization and profitability.  We are working to improve our capacity utilization and financial results by leveraging our existing manufacturing capacity and adjusting capacity where we can, in response to changing market conditions. Tower and gear manufacturing each require significant capital investments. We have manufacturing capacity available that could support a significant increase in our annual revenues, particularly for gearing and industrial weldments. We are in the process of expanding our Abilene, Texas tower plant (the “Abilene Tower Facility”) to take advantage of the strong regional demand for towers.

•

Reduce fixed manufacturing costs and operating expenses to improve profitability. During 2016, we accelerated our focus on aggressively managing our manufacturing overhead and expense base in order to improve profit margins and profitability. We established a targeted year-over-year reduction in these costs of $8 million, which we successfully met. In our Gearing segment, we have reduced our workforce and have sold excess gear cutting and grinding equipment in order to further scale back production capacity and costs in response to the depressed market conditions. Outside of Gearing, we have focused on reducing professional fees and expenses, lowering our administrative costs and eliminating non-critical overhead positions.

•

Improve production technology and operational efficiency.  We believe that the proper coordination and integration of the supply chain plus “Continuous Improvement” initiatives are key factors that enable high operating efficiencies, increased reliability, better delivery and lower costs. As customer specifications have become increasingly stringent, the supply chain has globalized and the tower industry has matured, we have periodically experienced difficulties maintaining consistent output in our manufacturing facilities. We have developed better supply chain expertise, worked with lean enterprise resources, upgraded and improved systems utilization and invested capital to help enhance our operational efficiency and flexibility. We have staffed our operations with Continuous Improvement experts in order to optimize our production processes to increase output, leverage our scale and lower our costs while maintaining product quality.

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

SALES AND MARKETING

We market our towers, gearing and industrial weldments products through a direct sales force and independent sales agents. Our sales and marketing strategy is to develop and maintain long‑term relationships with our energy and infrastructure sector customers. Within the wind energy industry, our customer base consists primarily of wind turbine manufacturers who supply end‑users and wind farm operators with wind turbines and wind farm operators who use our replacement gears in their installed turbines. Within the O&G and mining industries, our customer base consists of manufacturers of hydraulic fracturing and mud pumps, mining equipment, CNG equipment and off‑highway vehicles. To support the efforts of our sales force, we utilize a number of marketing tactics to build our brand and position and promote our products. Our efforts include participation in industry conferences, media relations, use of social media and other channels and use of our website to connect with customers.

COMPETITION

Each of our businesses faces competition from both domestic and international companies. The December 2015 extension of the PTC has boosted the market but has also attracted additional investment and competition in the wind energy industry. The industrial gearing industry has experienced consolidation of producers and acquisitions by strategic buyers in response to strong international competition and reduced O&G and mining demand.

For our Towers and Weldments segment, the largest North American based competitor is Trinity Industries. Other competitors include Vestas Wind Systems, which has periodically produced towers for third party customers in addition to meeting its own captive tower requirements, and Marmen Industries, a Canadian manufacturer that has recently expanded into the U.S. market. We also face competition from imported towers, primarily from Asian manufacturers although imports from China and Vietnam have substantially ceased following a determination by the U.S. International Trade Commission (“USITC”) in 2013 that wind towers from those countries were being sold in the U.S. at less than fair value. As a result of the determination, the U.S. Department of Commerce (“USDOC”) issued antidumping and countervailing duty orders on imports of wind towers from China and an antidumping duty order on imports of towers from Vietnam. We continue to monitor wind tower imports.

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

BACKLOG

We sell our towers under either supply agreements or individual purchase orders (“POs”), depending on the size and duration of the purchase commitment. Under the supply agreements, we typically receive a purchase commitment for towers to be delivered in future fiscal quarters, then receive POs on a periodic basis depending upon the customer’s forecast of production volume requirements within the contract terms. For our Gearing segment, sales are generally based on individual POs. As of December 31, 2016, the dollar amount of our backlog believed to be firm under our supply agreements and POs awarded was approximately $189 million. This represents a 101% increase from the backlog at December 31, 2015, which was due to a surge in tower orders following the late 2015 PTC extension.

SEASONALITY

The majority of our business is not affected by seasonality.

EMPLOYEES

We had 600 employees at December 31, 2016, of which 543 were in manufacturing related functions and 57 were in administrative functions. As of December 31, 2016, approximately 11% of our employees were covered by collective bargaining agreements with local unions in our Cicero, Illinois and Neville Island, Pennsylvania locations. The current collective bargaining agreement with the Cicero union is expected to remain in effect through February 2018. The current collective bargaining agreement with the Neville Island union is expected to remain in effect through October 2017. We believe that our relationship with our employees is generally positive.

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

Outside of these “directed buys”, we operate a multiple supplier sourcing strategy and source our raw materials through various suppliers located throughout the U.S. and abroad. We generally do not have long‑term supply agreements with our raw materials suppliers and closely match terms with those of our customers to limit our exposure to commodity price fluctuations. We believe that we will be able to obtain an adequate supply of steel and other raw materials to meet our manufacturing requirements, although from time to time we have faced shortages of specific grades of steel. Additionally, due to the globalization of the supply chain for tower steel prompted by the increasing use of “directed buys”, we faced supply disruptions during 2015 associated with the West Coast port labor slowdowns. Such shortages have periodically limited our ability to meet customer demand and caused manufacturing inefficiencies. We have made modifications to our supply chain management practices to deal more effectively with potential disruptions arising from the practice of “directed buys”.

QUALITY CONTROL

We have a long‑standing focus on processes for ensuring the manufacture of high‑quality products. To achieve high standards of production and operational quality, we implement strict and extensive quality control and inspections throughout our production processes. We maintain internal quality controls over all core manufacturing processes and carry out quality assurance inspections at the completion of each major manufacturing step to ensure the quality of our products. The manufacturing process at our Gearing operation, for example, involves transforming forged steel into precision gears through cutting, heat treating, testing and finishing. We inspect and test raw materials before they enter the assembly process, re‑test the raw materials after rough machining, test the functioning of gear teeth and cores after thermal treatment and accuracy test final outputs for compliance with product specifications. We believe our investment in industry‑leading heat treatment, high precision machining, specialized grinding technologies and cutting‑edge welding has contributed to our high product reliability and the consistent performance of our products under varying operating conditions. Our Gearing segment is ISO 9001:2008 certified. Our tower manufacturing plants in Manitowoc, Wisconsin and Abilene, Texas are ISO 9001:2010 certified. The Abilene Tower Facility experienced operating inefficiencies, high labor costs and inventory adjustments in 2015 related to difficulties experienced in meeting the quality specifications associated with one significant tower order. We have made changes to our operating practices and our capital base to minimize future production disruptions and experienced no significant production disruptions in 2016. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the effects of the deficiencies.

CUSTOMERS

We manufacture products for a variety of customers in the wind energy, O&G, mining and other infrastructure industries. The majority of our wind energy industry customer base consists of wind turbine manufacturers who supply wind farm operators and wind farm developers with completed wind turbines. In the other industrial sectors, we sell our products through our trained sales force or through manufacturers’ representatives to a wide variety of customers. The wind turbine market is very concentrated. According to American Wind Energy Association 2016 industry data, the top three wind turbine manufacturers constituted approximately 95% of the U.S. market. As a result, although we have historically produced towers for most of these global wind turbine manufacturers, in any given year a limited number of customers have accounted for the majority of our revenues. Sales to each of Siemens, Gamesa, and General Electric represented greater than 10% of our consolidated revenues for the years ended December 31, 2016 and 2015. The loss of one of these customers could have a material adverse effect on our business. As a result, we are seeking to diversify our customer base.

WORKING CAPITAL

Our primary customers are wind turbine manufacturers and various other industrial customers. For wind towers, our primary business, the industry has historically used customized contracts with varying terms and conditions between suppliers and customers, depending on the specific objectives of each party. As such, we produce to order rather than to stock. Our practices mirror this historical industry practice of negotiating agreements on a case‑by‑case basis. As a result, working capital needs, including levels of accounts receivable (“A/R”), customer deposits and inventory, can vary significantly from quarter to quarter based on the contractual terms associated with each quarter’s sales, such as whether and when we are required to purchase and supply steel pursuant to such contractual terms.

In analyzing our liquidity, we focus on operating working capital (“OWC”) in relationship to revenue. OWC is comprised of A/R and inventories, net of accounts payable (“A/P”) and customer deposits. Our OWC at December 31, 2016 was ($839). This is a change of $11,080 from December 31, 2015, when OWC was $10,241, or 7% of trailing three months of sales annualized. The decrease in OWC was driven by increased customer deposits and decreased inventory levels due to the timing of PO receipts and due to production improvements in our Towers and Weldment segment.

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

We supply products to wind turbine manufacturers and owners and operators of wind energy generation facilities. The U.S. wind energy industry is significantly impacted by federal tax incentives and state Renewable Portfolio Standards (“RPSs”). Despite recent reductions in the cost of wind energy, due to variability in wind quality and consistency, and other regional differences, wind energy may not be economically viable in certain parts of the country absent such incentives.

These programs have provided material incentives to develop wind energy generation facilities and thereby impact the demand for our products. The increased demand for our products that generally results from the credits and incentives could be impacted by the expiration or curtailment of these programs. Because of the long lead times necessary to develop wind energy projects, any failure by the U.S. Congress to extend or renew applicable federal tax incentives could negatively impact potential wind energy installations and would likely inhibit the development of wind energy generation facilities and the demand for wind turbines, towers, gearing and related components in certain areas of the U.S.

One such federal government program, the PTC, provides economic incentives to the owners of wind energy facilities in the form of a tax credit. The PTC has been extended several times since its initial introduction in 1992. The FY16 Omnibus Appropriations Bill, passed on December 18, 2015, included a five-year extension and phase-down of the PTC, as well as the option to elect the ITC for wind energy projects. As a result, the PTC has been extended at full value for projects commenced in 2015 and 2016, and will continue at 80% of full value for projects commenced in 2017, 60% for projects commended in 2018, and 40% for projects commenced in 2019. Similarly, for the ITC election, projects that started construction in 2015 and 2016 are eligible for a full 30% ITC, and projects that start construction in 2017, 2018 and 2019 are eligible for an ITC of 24%, 18% and 12%, respectively. As before, the rules allow wind energy projects to qualify so long as construction is started before the end of the respective period.

State RPSs generally require or encourage state‑regulated electric utilities to supply a certain proportion of electricity from renewable energy sources or to devote a certain portion of their plant capacity to renewable energy generation. Typically, utilities comply with such standards by qualifying for renewable energy credits evidencing the share of electricity that was produced from renewable sources. Under many state standards, these renewable energy credits can be unbundled from their associated energy and traded in a market system, allowing generators with insufficient credits to meet their applicable state mandate. These standards have spurred significant growth in the wind energy industry and a corresponding increase in the demand for our products. Currently, the majority of states have RPSs in place and certain states have voluntary utility commitments to supply a specific percentage of their electricity from renewable sources. The enactment of RPSs in additional states or any changes to existing RPSs (including changes due to the failure to extend or renew the federal incentives described above), or the enactment of a federal RPS or imposition of other greenhouse gas regulations, may impact the demand for our products. We cannot assure that government support for renewable energy will continue. The elimination of, or reduction in, state or federal government policies that support renewable energy could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

We face significant risks associated with uncertainties resulting from changes to policies and laws following the U.S. elections in November 2016.

The recent change of administrations in the U.S. federal government may affect our business in a manner that currently cannot be reliably predicted, especially given the potentially significant changes to various laws and regulations that affect us. These uncertainties may include changes in laws and policies in areas such as corporate taxation, taxation on imports of internationally-sourced products, international trade including trade treaties such as the North American Free Trade Agreement, environmental protection and workplace safety laws, labor and employment law, immigration and health care, which individually or in the aggregate could materially and adversely affect our business, results of operations or financial condition.

Our financial and operating performance is subject to certain factors out of our control, including the state of the wind energy market in North America.

As a supplier of products to wind turbine manufacturers and owners and operators of wind energy generation facilities, our results of operations (like those of our customers) are subject to general economic conditions, and specifically to the state of the wind energy market. In addition to the state and federal government policies supporting renewable energy described above, the growth and development of the larger wind energy market in North America is subject to a number of factors, including, among other things:

•	the availability and cost of financing for the estimated pipeline of wind energy development projects;
•

the cost of electricity, which may be affected by a number of factors, including government regulation, power transmission, seasonality, fluctuations in demand, and the cost and availability of fuel and particularly natural gas;

•	the general demand for electricity or “load growth”;
•	the costs of competing power sources, including natural gas, nuclear power, solar power and other power sources;
•	the development of new power generating technology or advances in existing technology or discovery of power generating natural resources;
•	the development of electrical transmission infrastructure;
•	state and federal laws and regulations regarding avian protection plans and noise or turbine setback requirements;
•	state and federal laws and regulations, particularly those favoring low carbon energy generation alternatives;
•	administrative and legal challenges to proposed wind energy development projects;
•	the improvement in efficiency and cost of wind energy, as influenced by advances in turbine design and operating efficiencies; and
•	public perception and localized community responses to wind energy projects.

In addition, while some of the factors listed above may only affect individual wind energy project developments or portions of the market, in the aggregate they may have a significant effect on the successful development of the wind energy market as a whole, and thus affect our operating and financial results.

We are substantially dependent on a few significant customers.

Historically, the majority of our revenues are highly concentrated with a limited number of customers. In 2016, three customers—Siemens, Gamesa, and General Electric —each accounted for more than 10% of our consolidated revenues, and our five largest customers accounted for 91% of our consolidated revenues. Certain of our customers periodically have expressed their intent to scale back, delay or restructure existing customer agreements, which has led to reduced revenues from these customers. It is possible that this may occur again in the future. As a result, our operating profits and gross margins have historically been negatively affected by significant variability in production levels, which has created production volume inefficiencies in our operations and cost structures.

Additionally, if our relationships with significant customers should change materially, it could be difficult for us to immediately and profitably replace lost sales in a market with such concentration, which could have a material adverse effect on our operating and financial results. We could be adversely impacted by decreased customer demand for our products due to (i) the impact of current or future economic conditions on our customers, (ii) our customers’ loss of market share to their competitors that do not use our products, and (iii) our loss of market share with our customers. We could lose market share with our customers to our competitors or to our customers themselves, should they decide to become more vertically integrated and produce the products that we currently provide.

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

Wind turbine manufacturers are among our primary customers. There has been consolidation among these manufacturers, and more consolidation may occur in the future. Customer consolidation may result in pricing pressures, to which we are subject, leading to downward pressure on our margins and profits, and may also disrupt our supply chain relationships.

Prior to 2016, we had generated net losses since our inception.

Although our business was profitable in 2016, we have experienced operating losses for all of the other years leading up to 2016. We have incurred significant costs in connection with the development of our businesses, and because we have operated at low capacity utilization in certain facilities, there is no assurance that we will generate sufficient revenues to offset anticipated operating costs. Although we anticipate deriving revenues from the sale of our products, no assurance can be given that these products can be sold on a profitable basis. We cannot give any assurance that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

Our diversification outside of the wind energy market exposes us to business risks associated with the CNG, O&G and mining industries, among others, which may slow our growth or penetration in these markets.

Although we have some experience in the CNG, O&G and mining markets through our gearing and specialty weldments businesses, these markets have not been our primary focus. In further diversifying our business to serve these markets, we will face competitors who may have more resources, longer operating histories and more well‑established relationships than we do, and we may not be able to successfully or profitably generate additional business opportunities in these industries. Moreover, if we are able to successfully diversify into these markets, our businesses may be exposed to risks associated with these industries, which could adversely affect our future earnings and growth. These risks include, among other things:

•	the prices and relative demand for oil, gas, minerals and other commodities;
•	domestic and global political and economic conditions affecting the O&G and mining industries;
•	changes in CNG, O&G and mining technology;
•	the price and availability of alternative fuels and energy sources, as well as changes in energy consumption or supply; and
•	federal, state and local regulations, including, among others, regulations relating to hydraulic fracturing and greenhouse gas emissions.

Our customers may be significantly affected by disruptions and volatility in the economy and in the wind energy market.

Market disruptions and regular market volatility, including decreases in oil and commodity prices, may adversely impact our customers’ ability to pay amounts due to us and could cause related increases in our working capital or borrowing needs. In addition, our customers have in the past attempted and may attempt in the future to renegotiate the terms of contracts or reduce the size of orders with us as a result of disruptions and volatility in the markets. We cannot predict with certainty the amount of our backlog that we will ultimately ship to our customers.

Market disruptions and regular market volatility may also result in an increased likelihood of our customers asserting warranty or remediation claims in connection with our products that they would not ordinarily assert in a more stable economic environment. In the event of such a claim, we may incur costs if we decide to compensate the affected customer or to engage in litigation with the affected customer regarding the claim. We maintain product liability insurance, but there can be no guarantee that such insurance will be available or adequate to protect against such claims. A successful claim against us could have a material adverse effect on our business.

We may have difficulty obtaining additional financing when needed or on acceptable terms, and there can be no assurance that our operations will generate cash flows in an amount sufficient to enable us to pay our indebtedness.

We rely on banks and capital markets as a source of liquidity for capital requirements not satisfied by cash flows from operations or asset sales. Although our business was profitable in 2016, we have experienced operating losses for each of the years during which we have operated, and our committed sources of liquidity may be inadequate to satisfy our operational needs. If we are not able to access capital at competitive rates, the ability to implement our business plans may be adversely affected. In the absence of access to capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations at times when the prices for such assets or operations are depressed. In such event, we may not be able to consummate those dispositions. Furthermore, the proceeds of any such dispositions may not be adequate to meet our debt service obligations when due.

Our plans for growth and diversification may not be successful, and could result in poor financial performance.

We have made a strategic decision to diversify our business further into CNG, O&G, mining and other industries, particularly within our gearing and specialty weldments businesses. While we have historically participated in these lines of business, there is no assurance that we will be able to grow our presence in these markets at a rate sufficient to compensate for a potentially weaker wind energy market. Moreover, our participation in these markets may require additional investments in personnel, equipment and operational infrastructure. If we are unable to further penetrate these markets, our plans to diversify our operations may not be successful and our anticipated future growth may be adversely affected.

We may also grow our business through increased production levels at existing facilities and through acquisitions. Such growth will require coordinated efforts across the Company and continued enhancements to our current operating infrastructure, including management and operations personnel, systems, equipment and property. Moreover, if our efforts do not adequately predict the demand of our customers and our potential customers, our future earnings may be adversely affected.

Our growth strategies could be ineffective due to the risks of acquisitions and risks relating to integration.

Our growth strategy has included acquiring complementary businesses, such as Red Wolf, as more fully described in Note 22, “Subsequent Events” in the notes to our consolidated financial statements. In regards to Red Wolf, or any other future acquisitions, we could fail to identify, finance or complete suitable acquisitions on acceptable terms and prices. Acquisitions and the related integration process could increase a number of risks, including diversion of operations personnel, financial personnel and management’s attention, difficulties in integrating systems and operations, potential loss of key employees and customers of the acquired companies and exposure to unanticipated liabilities. The price we pay for a business may exceed the value realized and we cannot provide any assurance that we will realize the expected synergies and benefits of any acquisition, including Red Wolf. Our discovery of, or failure to discover, material issues during due diligence investigations of acquisition targets, either before closing with regard to potential risks of the acquired operations, or after closing with regard to the timely discovery of breaches of representations or warranties, could materially harm our business. Our failure to meet the challenges involved in integrating a new business to realize the anticipated benefits of an acquisition could cause an interruption or loss of momentum in our existing activities and could adversely affect our profitability. Acquisitions also may result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial position and operating results.

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

In 2013, the USITC determined that wind towers from China and Vietnam were being sold in the U.S. at less than fair value. As a result of that determination, the USDOC issued antidumping and countervailing duty orders on imports of wind towers from China and an antidumping duty order on imports of towers from Vietnam. Since that time, imports of wind towers from those countries have substantially ceased. Those orders expire in 2018, however, and there can be no assurance that they will be renewed or extended. Additionally, producers in other countries not subject to those orders may benefit from government subsidies (particularly with respect to the price of steel, the primary raw material used in the production of wind towers) which could lead to increased competition from those producers in the U.S. market, causing us to lose market share and/or reducing our margins.

If our projections regarding the future market demand for our products are inaccurate, our operating results and our overall business may be adversely affected.

We have previously made significant capital investments in anticipation of rapid growth in the U.S. wind energy market. However, the growth in the U.S. wind energy market has not kept pace with our expectations when some of these capital investments were made, and there can be no assurance that the U.S. wind energy market will grow and develop in a manner consistent with our expectations, or that we will be able to fill our capacity through the further diversification of our operations. Our internal manufacturing capabilities have required significant upfront fixed costs. If market demand for our products does not increase at the pace we have anticipated and align with our manufacturing capacity, we may be unable to offset these costs and achieve economies of scale, and our operating results may continue to be adversely affected as a result of high fixed costs, reduced margins and underutilization of capacity. In light of these considerations, we may be forced to temporarily idle existing capacity or sell to third parties manufacturing capacity that we cannot utilize in the near term, in addition to the steps that we have already taken to adjust our capacity more closely to demand. Alternatively, if we experience rapid demand for our products in excess of our estimates, or we reduce our manufacturing capacity, our installed capital equipment and existing workforce may be insufficient to support higher production volumes, which could adversely affect our customer relationships and overall reputation. In addition, we may not be able to expand our workforce and operations in a timely manner, procure adequate resources or locate suitable third‑party suppliers to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our business could be adversely affected. Our ability to meet such excess customer demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.

We rely on unionized labor, the loss of which could adversely affect our future success.

We depend on the services of unionized labor and have collective bargaining agreements with certain of our operations workforce at our Cicero, Illinois and Neville Island, Pennsylvania Gearing facilities. The loss of the services of these and other personnel, whether through terminations, attrition, labor strike or otherwise, or a material change in our collective bargaining agreements, could have a material adverse impact on us and our future profitability. Collective bargaining agreements in place at our Cicero and Neville Island facilities are scheduled to expire in February 2018 and October 2017, respectively. As of December 31, 2016, these collective bargaining units represented approximately 11% of our workforce.

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

As a manufacturer and distributor of wind and other energy industry products we are subject to the requirements of federal, state, local and foreign regulatory authorities. In addition, we are subject to a number of industry standard‑setting authorities, such as the American Gear Manufacturers Association and the American Welding Society. Changes in the standards and requirements imposed by such authorities could have a material adverse effect on us. In the event we are unable to meet any such standards when adopted, our businesses could be adversely affected. We may not be able to obtain all regulatory approvals, licenses and permits that may be required in the future, or any necessary modifications to existing regulatory approvals, licenses and permits, or maintain all required regulatory approvals, licenses and permits. There can be no guarantee that our businesses are fully compliant with such standards and requirements.

Current or future litigation and regulatory actions could have a material adverse impact on us.

From time to time, we are subject to litigation and other legal and regulatory proceedings relating to our business. No assurance can be given that the results of these matters will be favorable to us. An adverse resolution of lawsuits, investigations or arbitrations could have a material adverse effect on our business, financial condition and results of operations. Defending ourselves in these matters may be time‑consuming, expensive and disruptive to normal business operations and may result in significant expense and a diversion of management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Additionally, any amount that we may be required to pay to satisfy a judgment or settlement may not be covered by insurance. Under our charter and the indemnification agreements that we have entered into with our officers, directors and certain third parties, we are required to indemnify and advance expenses to them in connection with their participation in certain proceedings. There can be no assurance that any of these payments will not be material.

We could incur substantial costs to comply with environmental, health and safety (“EHS”) laws and regulations and to address violations of or liabilities under these requirements.

Our operations are subject to a variety of EHS laws and regulations in the jurisdictions in which we operate and sell products governing, among other things, health, safety, pollution and protection of the environment and natural resources, including the use, handling, transportation and disposal of non‑hazardous and hazardous materials and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil, product content, performance and packaging. We cannot guarantee that we have been, or will at all times be in compliance with such laws and regulations. Changes in existing EHS laws and regulations, or their application, could cause us to incur additional or unexpected costs to achieve or maintain compliance. Failure to comply with these laws and regulations, obtain the necessary permits to operate our business, or comply with the terms and conditions of such permits may subject us to a variety of administrative, civil and criminal enforcement measures, including the imposition of civil and criminal sanctions, monetary fines and penalties, remedial obligations, and the issuance of compliance requirements limiting or preventing some or all of our operations. The assertion of claims relating to regulatory compliance, on or off‑site contamination, natural resource damage, the discovery of previously unknown environmental liabilities, the imposition of criminal or civil fines or penalties and/or other sanctions, or the obligation to undertake investigation, remediation or monitoring activities could result in potentially significant costs and expenditures to address contamination or resolve claims or liabilities. Such costs and expenditures could have a material adverse effect on our business, financial condition or results of operations. Under certain circumstances, violation of such EHS laws and regulations could result in us being disqualified from eligibility to receive federal government contracts or subcontracts under the federal government’s debarment and suspension system.

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

We may not be able to utilize all of our NOLs. For financial statement presentation, all benefits associated with the NOL carryforwards have been reserved; therefore, this potential asset is not reflected on our balance sheet. To the extent available, we will use any NOL carryforwards to reduce the U.S. corporate income tax liability associated with our operations. However, if we do not achieve profitability prior to their expiration, we will not be able to fully utilize our NOLs to offset income. Section 382 of the IRC (“Section 382”) generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. Our ability to utilize NOL carryforwards and built‑in losses may be limited, under Section 382 or otherwise, by our issuance of common stock or by other changes in ownership of our stock. After analyzing Section 382 in 2010 we determined that aggregate changes in our stock ownership had triggered an annual limitation of NOL carryforwards and built‑in losses available for utilization to $14,284 per annum. Although this event limited the amount of pre‑ownership change date NOLs and built‑in losses we can utilize annually, it does not preclude us from fully utilizing our current NOL carryforwards prior to their expiration. However, subsequent changes in our stock ownership could further limit our ability to use our NOL carryforwards and our income could be subject to taxation earlier than it would if we were able to use NOL carryforwards and built‑in losses without an annual limitation, which could result in lower profits. To address these concerns, in February 2013 we adopted a Section 382 Stockholder Rights Plan, which was subsequently approved by our stockholders and extended in 2016 for an additional 3-year period (the “Rights Plan”), designed to preserve our substantial tax assets associated with NOL carryforwards under Section 382. The Rights Plan is intended to deter any person or group from being or becoming the beneficial owner of 4.9% or more of our common stock and thereby triggering a further limitation of our available NOL carryforwards. See Note 14, “Income Taxes” of our consolidated financial statements for further discussion of our Rights Plan. There can be no assurance that the Rights Plan will be effective in protecting our NOL carryforwards.

If our estimates for warranty expenses differ materially from actual claims made, or if we are unable to reasonably estimate future warranty expense for our products, our business and financial results could be adversely affected.

We provide warranty terms generally ranging between one and five years to our customers depending upon the specific product and terms of the customer agreement. We reserve for warranty claims based on prior experience and estimates made by management based upon a percentage of our sales revenues related to such products. From time to time, customers have submitted warranty claims to us. However, we have a limited history on which to base our warranty estimates for certain of our manufactured products. Our assumptions could materially differ from the actual performance of our products in the future and could exceed the levels against which we have reserved. In some instances our customers have interpreted the scope and coverage of certain of our warranty provisions differently from our interpretation of such provisions. The expenses associated with remediation activities in the wind energy industry can be substantial, and if we are required to pay such costs in connection with a customer’s warranty claim, we could be subject to additional unplanned cash expenditures. If our estimates prove materially incorrect, or if we are required to cover remediation expenses in addition to our regular warranty coverage, we could be required to incur additional expenses and could face a material unplanned cash expenditure, which could adversely affect our business, financial condition and results of operations.

We may be unable to keep pace with rapidly changing technology in wind turbine and other industrial component manufacturing.

The global market for wind turbines, as well as for our other manufactured industrial components, is rapidly evolving technologically. Our component manufacturing equipment and technology may not be suited for future generations of products being developed by wind turbine companies. For example, some wind turbine manufacturers are using wind turbine towers made partially or fully from concrete instead of steel. Other wind turbine designs have reduced the use of gearing or eliminated the gearbox entirely through the use of direct or compact drive technologies. To maintain a successful business in our field, we must keep pace with technological developments and the changing standards of our customers and potential customers and meet their constantly evolving demands. If we fail to adequately respond to the technological changes in our industry, or are not suited to provide components for new types of wind turbines, our business, financial condition and operating results may be adversely affected.

If we are unable to produce, maintain and disseminate relevant and/or reliable data and information pertaining to our business in an efficient, cost-effective, secure and well-controlled fashion and avoid security breaches affecting our information technology systems, such inability may have significant negative impacts on our confidentiality obligations, and proprietary needs and therefore on our future operations, profitability and competitive position.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters is located in Cicero, Illinois, a suburb located west of Chicago, Illinois. In addition, the Subsidiaries own or lease operating facilities, which are presented by operating segment as follows (information below is as of December 31, 2016).

		Owned /	Approximate
Operating Segment and Facility Type	Location	Leased	Square Footage
Towers and Weldments
Tower Manufacturing	Manitowoc, WI	Leased	206,000
Tower Manufacturing—Remote Storage Yard	Manitowoc, WI	Leased	1,220,000
Tower Manufacturing	Abilene, TX	Owned	146,000
Weldments	Manitowoc, WI	Leased	55,000
Weldments	Abilene, TX	Leased	80,000
Gearing and Corporate
Gearing System Manufacturing—Machining	Cicero, IL-1	Owned	149,000
Gearing System Manufacturing—Machining and Corporate Administration	Cicero, IL	Leased	301,000
Gearing System Manufacturing—Heat Treatment and Gearbox Repair	Neville Island, PA	Owned	52,000

(1)

The use by our wholly owned subsidiary Brad Foote Gear Works, Inc., an Illinois corporation (“Brad Foote”), of one of our facilities located in Cicero, Illinois (the “Cicero Avenue Facility”) for production was significantly curtailed at the end of 2013 and we recorded a related $1,732 impairment in the fourth quarter of 2013.

We consider our active facilities to be in good condition and adequate for our present and future needs.

ITEM 3.  LEGAL PROCEEDINGS

We are party to a variety of legal proceedings that arise in the ordinary course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect, individually or in the aggregate, on our results of operations, financial condition or cash flows. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial condition or cash flows. It is possible that if one or more of such matters were decided against us, the effects could be material to our results of operations in the period in which we would be required to record or adjust the related liability and could also be material to our financial condition and cash flows in the period in which we would be required to pay such liability.

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

	Common Stock
	High	Low
2016
First quarter	$3.12	$1.72
Second quarter	4.66	2.90
Third quarter	5.48	4.14
Fourth quarter	4.46	4.05

	Common Stock
	High	Low
2015
First quarter	$5.80	$4.63
Second quarter	5.12	3.58
Third quarter	3.93	2.07
Fourth quarter	3.19	1.78

The closing price for our common stock as of February 16, 2017 was $4.98. As of February 16, 2017, there were 52 holders of record of our common stock.

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

Repurchases

There were no repurchases of our equity securities under our repurchase program made during the years ended December 31, 2016 and 2015.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities for the years ended December 31, 2016 or 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for information as of December 31, 2016 with respect to shares of our common stock that may be issued under our existing share‑based compensation plans.

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

(Dollar amounts are presented in thousands, except per share data and unless otherwise stated)

We booked $275,010, in net new orders in 2016, up sharply from $94,027 in 2015. Towers and Weldments orders, which vary considerably from quarter to quarter, totaled $260,790, in 2016, up from $69,146 in 2015 due to higher demand in response to the December 2015 five year extension of the PTC for new wind energy development projects. Gearing orders totaled $14,220 in 2016, down from $24,881 in 2015 due to 69% weaker demand from O&G and mining customers, and the timing of orders from a significant wind gearing customer. At December 31, 2016, total backlog was $188,717, up 101% from $93,861 at December 31, 2015.

We recognized sales of $180,840 in 2016, a 9% decrease compared to $199,156 in 2015. The decrease reflects lower sales in Towers and Weldments of $10,709 and in Gearing of $8,940. The Towers and Weldments segment revenues decrease was due to a reduction in steel prices, which are generally passed through to the customer, partially offset by a 2% increase in towers sold. Gearing revenues were down by $8,940 or 30%, due to continued weakness in sales to O&G and mining industry customers, partially offset by increased revenues from wind energy customers.

We reported income from continuing operations of $1,335 or $0.09 per share in 2016, compared to a loss from continuing operations of $12,246 or $0.83 per share in 2015. The improved Towers and Weldments segment results were a result of improved operating efficiencies, including higher labor productivity and improved cost management, primarily at the Abilene Tower Facility. The narrowed Gearing operating loss was due to improved operating performance, including reduced labor and cost reduction efforts, the absence of a $874 environmental charge that occurred in 2015 and a reduction of depreciation expense due to a change in accounting estimate in 2016.

We reported net income of $319, or $0.02 per share in 2016, compared to a net loss of $21,807 or $1.48 per share in 2015. The $1.50 per share increase was due to the operating income improvements discussed above and a net loss improvement from discontinued operations of $8,545.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2016 compared to the year ended December 31, 2015.

	For the Year Ended December 31,				2016 vs. 2015
		% of Total		% of Total
	2016	Revenue	2015	Revenue	$ Change	% Change
Revenues	$180,840	100%	$199,156	100%	$(18,316)	(9.2)%
Cost of sales	162,701	90.0%	191,289	96.0%	(28,588)	(14.9)%
Gross profit	18,139	10.0%	7,867	4.0%	10,272	130.6%
Operating expenses
Selling, general and administrative expenses	15,786	8.7%	18,271	9.2%	(2,485)	(13.6)%
Intangible amortization	444	0.2%	444	0.2%	—	—%
Restructuring costs	—	—%	1,060	0.5%	(1,060)	(100)%
Total operating expenses	16,230	9.0%	19,775	9.9%	(3,545)	(17.9)%
Operating income (loss)	1,909	1.1%	(11,908)	(5.9)%	13,817	116.0%
Other expense
Interest expense, net	(625)	(0.3)%	(799)	(0.4)%	174	21.8%
Other, net	49	—%	425	0.2%	(376)	(88.5)%
Total other expense, net	(576)	(0.3)%	(374)	(0.2)%	(202)	(54.0)%
Net income (loss) before benefit for income taxes	1,333	0.7%	(12,282)	(6.1)%	13,615	110.9%
Benefit for income taxes	(2)	—%	(36)	-%	34	94.4%
Income (loss) from continuing operations	1,335	0.7%	(12,246)	(6.1)%	13,581	110.9%
Loss from discontinued operations, net of tax	(1,016)	(0.6)%	(9,561)	(4.8)%	8,545	89.4%
Net income (loss)	$319	0.2%	$(21,807)	(10.9)%	$22,126	101.5%

Consolidated

Revenues decreased by $18,316 from $199,156 for the year ended December 31, 2015, to $180,840 for the year ended December 31, 2016. The decrease reflects lower sales in Towers and Weldments of $10,709, and in Gearing of $8,940. Towers and Weldments revenues decreased due to lower steel prices, which are generally passed through to the customer, partially offset by a 2% increase in towers sold. Gearing revenues were down by 30%, with a substantial portion of the decline driven by a decrease in sales to O&G and mining industry customers, partially offset by increased revenues from wind energy customers.

Gross profit increased by $10,272, from $7,867 for the year ended December 31, 2015, to $18,139, for the year ended December 31, 2016. The increase in gross profit was primarily attributable to significantly improved operating efficiencies, including higher labor productivity and better cost management at Towers and Weldments and successful cost management at Gearing. As a result, our gross margin increased from 4.0% for the year ended December 31, 2015, to 10.0% for the year ended December 31, 2016.

Selling, general and administrative (“SG&A”) expenses decreased by $2,485, from $18,271 for the year ended December 31, 2015, to $15,786 for the year ended December 31, 2016. The decrease was attributable to lower salaries and benefits and reduced severance expenses of $2,344. SG&A expenses as a percentage of sales decreased from 9.2% in the year ended December 31, 2015, to 8.7% in the year ended December 31, 2016, reflecting the impact of cost reduction activities initiated early in 2016.

Restructuring costs decreased by $1,060 primarily due to the absence of $874 environmental remediation expense that was incurred during 2015.

Income from continuing operations improved from a loss of $12,246 for the year ended December 31, 2015 to income of $1,335 for the year ended December 31, 2016, as a result of the factors described above.

Profitability improved from a net loss of $21,807 for the year ended December 31, 2015, to net income of $319, for the year ended December 31, 2016, as a result of the factors described above, and a $8,545 decrease in the net loss from discontinued operations, due to the divestiture of the unprofitable Services business in late 2015.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the years ended December 31, 2016 and 2015:

	Twelve Months Ended
	December 31,
	2016	2015
Orders	$260,790	$69,146
Revenues	160,210	170,919
Operating income	12,788	4,702
Operating margin	8.0%	2.8%

Towers and Weldments segment revenues decreased by $10,709 from $170,919 for the year ended December 31, 2015, to $160,210 for the year ended December 31, 2016. The decrease was due to the $15,500 impact of lower steel and other material costs which are generally passed through to the customer, partially offset by a 2% increase in towers sold.

Towers and Weldments segment operating income increased by $8,086, from $4,702 for the year ended December 31, 2015, to $12,788 for the year ended December 31, 2016. The increase was due to significantly improved operating efficiencies, including higher labor productivity and better cost management, and the absence of customer penalties, primarily due to the resolution of production issues experienced during 2015 at the Abilene Tower Facility. Operating margin increased from 2.8% during the year ended December 31, 2015, to 8.0% during the year ended December 31, 2016.

Gearing Segment

The following table summarizes the Gearing segment operating results for the years ended December 31, 2016 and 2015:

	Twelve Months Ended
	December 31,
	2016	2015
Orders	$14,220	$24,881
Revenues	20,648	29,588
Operating loss	(3,244)	(8,235)
Operating margin	(15.7)%	(27.8)%

Gearing segment revenues decreased by $8,940, from $29,588 for the year ended December 31, 2015, to $20,648 for the year ended December 31, 2016. Gearing revenues were down 30%, with a substantial portion of the decline driven by a decrease in sales to O&G and mining industry customers, partially offset by increased revenues from wind energy customers.

Gearing segment operating loss narrowed by $4,991 from $8,235 for the year ended December 31, 2015, to $3,244 for the year ended December 31, 2016. The improvement was the result of successful cost management which led to an overall decrease in manufacturing overhead and operating expenses, a $2,481 reduction in depreciation expense and the absence of a $874 environmental remediation expense that was incurred during 2015. As a result of the factors described above, operating margin improved from (27.8%) for the year ended December 31, 2015, to (15.7%) for the year ended December 31, 2016.

Corporate and Other

Corporate and Other expenses improved by $740, from $8,375 for the year ended December 31, 2015, to $7,635 for the year ended December 31, 2016. The decrease was primarily due to lower salaries and benefits of $782 and lower severance of $883 associated with the departure of our former President and Chief Executive Officer. These decreases were partly offset by increased incentive compensation of $776 due to improved earnings.

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

In most instances within our Towers and Weldments segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition due to our customers’ preference to ship towers in batches to support efficient construction of wind farms. We recognize revenue under these arrangements only when the buyer requests the arrangement, title and risk of ownership has passed to the buyer, a fixed schedule for delivery exists, the ordered goods are segregated from inventory and not available to fill other orders and the goods are complete and ready for shipment. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

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

Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials consist of components and parts for general production use. Work in process consists of labor and overhead, processing costs, purchased subcomponents, and materials purchased for specific customer orders. Finished goods consist of components purchased from third parties as well as components manufactured by us.

Inventories are stated at the lower of cost or market. We have recorded a reserve for the excess of cost over market value in our inventory allowance. Market value of inventory, and management’s judgment concerning  the need for reserves, encompasses consideration of other business factors including physical condition, inventory holding period, contract terms and usefulness. Inventories are valued based either on actual cost or using a first‑in, first out method.

Long-Lived Assets

We review property and equipment and other long-lived assets (“long-lived assets”) for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. In evaluating the recoverability of long-lived assets, we must make assumptions regarding the undiscounted future cash flows of the asset group. If the undiscounted cash flows of the asset group are less than its carrying value, we then determine if an impairment loss is recognized by evaluating the fair value of the asset group. We utilize fair value techniques accepted by Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, which include the income, market and cost approach.  If the fair value of the asset group is less than the carrying amount, we recognize an impairment loss.

Due to the Gearing segment’s operating losses in 2016 combined with its history of continued operating losses, we continue to evaluate the recoverability of certain of the long-lived assets associated with the Gearing segment. Based upon our December 31, 2016 impairment assessment, the undiscounted cash flows based upon our most recent projections were less than the carrying amount of the related asset group, and a possible impairment to these assets was indicated. However, based on third-party appraisals and other estimates of the fair value of the Gearing asset group, we determined the fair value of the asset group is in excess of carrying amounts under ASC 360 testing, and no impairment was indicated. The appraised value of the assets was determined primarily through the use of market value third-party appraisals. To the extent projections used in our evaluations are not achieved, there may be a negative effect on the valuation of these assets.

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

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, we began to self‑insure for our workers’ compensation liability, and began establishing reserves for self‑retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. We take into account claims incurred but not reported when determining our workers’ compensation reserves. Workers’ compensation reserves are included in accrued liabilities. While we believe that we have adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred. Although we entered into a guaranteed cost program at the beginning of the third quarter of 2016, we maintain a liability for the trailing claims from the self-insured policy.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014‑09, Revenue from Contracts with Customers, which amends the guidance in former Accounting Standards Codification Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirement in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted for annual reporting periods beginning on or after December 15, 2016, including interim periods within that annual period. We will adopt the provisions of ASU 2014‑09 and ASU 2015-14 for the fiscal year beginning January 1, 2018, and have elected the modified retrospective approach. We are currently evaluating the impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires that inventory be measured at the lower of cost or net realizable value. Prior to the issuance of the new guidance, inventory was measured at the lower of cost or market. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies for preparers. Inventory measured using the last-in, first-out (LIFO) method and the retail inventory method are not impacted by the new guidance. This ASU will be effective for public entities with annual reporting periods beginning after December 15, 2016. We do not expect the adoption to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. This ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Accounting treatment by organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current guidance. In addition, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. We have adopted this standard early, resulting in a $44 and $0 change for the years ended December 31, 2016 and December 31, 2015, respectively, within the change in cash, cash equivalents and restricted cash. The total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows represent the sum of the cash and cash equivalents and restricted cash amounts shown in the Consolidated Balance Sheets.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of December 31, 2016, cash and cash equivalents and short-term investments totaled $21,870, an increase of $9,255 from December 31, 2015. Total debt and capital lease obligations at December 31, 2016 totaled $4,103, and we had the ability to borrow up to $17,226 under our New Credit Facility (as defined below). We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances and our New Credit Facility.

On August 23, 2012, we established a $20,000 secured revolving line of credit (the “AloStar Credit Facility”) with AloStar Bank of Commerce (“AloStar”) pursuant to a Loan and Security Agreement dated August 23, 2012 (as amended, the “AloStar Loan Agreement”). On June 29, 2015, the AloStar Credit Facility was amended to extend the maturity date, modify the applicable interest rate and minimum quarterly interest charges and convert $5,000 of the original AloStar Credit Facility amount to a term loan (the “Term Loan”). Under the AloStar Credit Facility, AloStar advanced funds when requested against a borrowing base consisting of approximately 85% of the face value of our eligible A/R and approximately 30% of the book value of our eligible inventory. Borrowings under the AloStar Credit Facility bore interest at a per annum rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus a margin of 3.25%, subject to a minimum. We also paid an unused facility fee to AloStar equal to 0.50% per annum on the unused portion of the AloStar Credit Facility, along with other standard fees. The AloStar Loan Agreement contained customary representations and warranties. It also contained a requirement that we, on a consolidated basis, maintained a minimum monthly fixed charge coverage ratio (the “Fixed Charge Coverage Ratio Covenant”) and minimum monthly earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (“Adjusted EBITDA Covenant”), along with other customary restrictive covenants, certain of which were subject to materiality thresholds, baskets and customary exceptions and qualifications. Our obligations under the AloStar Loan Agreement were secured by, subject to certain exclusions, (i) a first priority security interest in all our A/R, inventory, chattel paper, payment intangibles, cash and cash equivalents and other working capital assets and stock or other equity interests in our subsidiaries, and (ii) a first priority security interest in all of Brad Foote’s equipment. On February 23, 2016, the parties executed a Ninth Amendment to Loan and Security

Agreement and Waiver (the “Ninth Amendment”), which waived our compliance with the Adjusted EBITDA Covenant as of December 31, 2015, amended the Adjusted EBITDA Covenant going forward, provided that the Fixed Charge Coverage Ratio Covenant would be recalculated for future periods commencing with the quarter ending June 30, 2016, reduced the amount of the AloStar Credit Facility to $10,000, and extended the maturity date of the AloStar Credit Facility to February 28, 2017. The Ninth Amendment also contained a liquidity requirement of $3,500 and established a reserve against the borrowing base in an amount equal to the outstanding balance of the Term Loan at any given time. On August 29, 2016, the parties executed a Tenth Amendment to Loan and Security Agreement, which removed the liquidity requirement set in the Ninth Amendment and removed the exclusion of certain customer A/R.

On October 26, 2016, we established a $20,000 three-year secured revolving line of credit (the “New Credit Facility”) with The PrivateBank and Trust Company (“PrivateBank”) to replace the AloStar Credit Facility. We incurred extinguishment losses of $77 related to the write-off of unamortized debt issuance costs. Under the New Credit Facility, PrivateBank will advance funds when requested against a borrowing base consisting of up to 85% of the face value of our eligible A/R, up to 50% of the book value of our eligible inventory and up to 50% of the appraised value of our eligible machinery, equipment and certain real property up to $10,000. Upon achieving at least $7,000 in EBITDA during fiscal year 2016, we have the ability to request a $5,000 increase in the amount of the New Credit Facility. Borrowings under the New Credit Facility bear interest at a per annum rate equal to either the applicable LIBOR plus a margin ranging from 2.25% to 3.00%, or the applicable base rate plus a margin ranging from 0.00% to 1.00%, both of which are based on the our trailing twelve-month EBITDA. We will also pay an unused facility fee to PrivateBank equal to 0.50% per annum on the unused portion of the New Credit Facility, along with other standard fees. The New Credit Facility contains customary representations and warranties. It also contains a requirement that we, on a consolidated basis, maintain a minimum Fixed Charge Coverage Ratio, along with other customary restrictive covenants. Our obligations under the New Credit Facility are be secured by, subject to certain exclusions, (i) a first priority security interest in all A/R, inventory, equipment, cash and investment property, and (ii) a mortgage on the Abilene Tower Facility. As of December 31, 2016, we were in compliance with all applicable covenants under the New Credit Facility. On February 10, 2017, a First Amendment to Loan and Security Agreement and Joinder to Loan and Security Agreement were executed to add Red Wolf as a borrower under the New Credit Facility.

While we believe that we will continue to have sufficient cash available to operate our businesses and to meet our financial obligations and debt covenants, there can be no assurance that our operations will generate sufficient cash, that we will be able to comply with applicable loan covenants or that credit facilities will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Sources and Uses of Cash

Operating Cash Flows

During the year ended December 31, 2016 net cash provided by operations was $17,300 compared to net cash used by operating activities of $5,512 for the year ended December 31, 2015. The increase in net cash provided by operating activities was primarily attributable to increased income from operations and increased customer deposits, partially offset by increased customer receivables.

Investing Cash Flows

During the year ended December 31, 2016, net cash used in investing activities was $3,164 compared to net cash provided by investing activities of $212 for the year ended December 31, 2015. The increase in net cash used in investing activities as compared to the prior-year period was primarily attributable to increased capital expenditures in 2016 associated with improving operating efficiencies and supporting an increase in tower production capacity.

Financing Cash Flows

During the year ended December 31, 2016, net cash used in financing activities was $3,319 compared to net cash provided by financing activities of $2,052 for the year ended December 31, 2015. The decrease as compared to the prior‑year period was due primarily to long term debt proceeds received in 2015.

Other

Included in Long Term Debt, Net of Current Maturities is $2,600 associated with the New Markets Tax Credit transaction described further in Note 18, “New Markets Tax Credit Transaction” in the notes to our consolidated financial statements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal year reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016 because of our remediation of the material weaknesses in internal control over financial reporting described below.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2016.

(d)Material Weaknesses Remedial Actions and Internal Control Enhancements

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), we did not maintain effective controls over the completeness, accuracy and existence of inventory. Specifically, controls over completeness, accuracy and existence regarding one specific type of inventory in our Towers and Weldments segment were not properly designed to prevent or detect material misstatements on a timely basis and, therefore, constitute a material weakness. Transactions for towers internal inventory components were not always properly recorded in our inventory records and these errors were not caught timely because our cycle count and annual count procedures did not require a complete count of inventory items with a low individual value. We began conducting these complete cycle counts of inventory items with a low individual value (“C items”) in the last quarter of 2015. This material weakness resulted in inventory charges of $919 that were corrected prior to the issuance of the 2015 Annual Report.

As part of our commitment to strong internal controls over financial reporting, we (a) conducted an assessment of the root causes of the related control deficiencies, (b) began complete counts of related inventory in connection with our year-end closing, and (c) performed other remedial actions under the oversight of the Board’s Audit Committee, including:

•	Reviewing and testing the revised design of controls with respect to the transaction processing of towers internal inventory components to enhance timely and accurate inventory reporting, and
•

Fully implementing the revised design of controls with respect to annual cycle counting of C items to ensure that transaction errors are detected, and that valuation of our inventory and related cost of goods sold are properly and timely reported.

As a result of the completion and implementation of the remedial measures described above, management has determined that the material weakness was remediated as of December 31, 2016.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of the description of our Code of Ethics and Business Conduct below, the information required by this item is incorporated herein by reference from the discussion under the headings “Directors and Director Compensation,” “Corporate Governance,” “Executive Officers and Executive Compensation” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”).

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

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding director and executive compensation is incorporated by reference from the discussion under the headings “Directors and Director Compensation” and “Executive Officers and Executive Compensation” in the 2017 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference from the discussion under the heading “Security Ownership of Certain Beneficial Holders and Management” in the 2017 Proxy Statement.

The following table provides information as of December 31, 2016, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Number of securities
remaining available for
	Number of securities			future issuances under
	to be issued upon		Weighted‑average	equity compensation
	exercise of		exercise price of	plans (excluding
	outstanding options,		outstanding options,	securities reflected in
Plan Category	warrants, and rights		warrants, and rights	column (a))
Equity compensation plans approved by stockholders	559,614	(1)	$6.14	872,518
Total	559,614		$6.14	872,518

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the discussion under the headings “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2017 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the discussion under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2017 Proxy Statement.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Broadwind Energy, Inc.:

We have audited the accompanying consolidated balance sheet of Broadwind Energy, Inc. and its subsidiaries as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadwind Energy, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois

February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Broadwind Energy, Inc.:

We have audited the accompanying consolidated balance sheet of Broadwind Energy, Inc. (the Company) as of December 31, 2016, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadwind Energy, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM LLP

Chicago, Illinois

February 23, 2017

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,699	$6,436
Short-term investments	3,171	6,179
Restricted cash	39	83
Accounts receivable, net	11,865	9,784
Inventories, net	21,159	24,219
Prepaid expenses and other current assets	2,449	1,530
Current assets held for sale	808	4,403
Total current assets	58,190	52,634
LONG-TERM ASSETS:
Property and equipment, net	54,606	51,906
Intangible assets, net	4,572	5,016
Other assets	294	351
TOTAL ASSETS	$117,662	$109,907
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$2,799
Current portions of capital lease obligations	465	447
Accounts payable	15,852	13,822
Accrued liabilities	8,430	8,134
Customer deposits	18,011	9,940
Current liabilities held for sale	493	1,613
Total current liabilities	43,251	36,755
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,600	2,600
Long-term capital lease obligations, net of current portions	1,038	—
Other	2,190	3,060
Total long-term liabilities	5,828	5,660
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,175,767 and 15,012,789 shares issued as of December 31, 2016, and December 31, 2015, respectively	15	15
Treasury stock, at cost, 273,937 shares as of December 31, 2016 and 2015	(1,842)	(1,842)
Additional paid-in capital	378,876	378,104
Accumulated deficit	(308,466)	(308,785)
Total stockholders’ equity	68,583	67,492
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,662	$109,907

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2016	2015
Revenues	$180,840	$199,156
Cost of sales	162,701	191,289
Gross profit	18,139	7,867
OPERATING EXPENSES:
Selling, general and administrative	15,786	18,271
Intangible amortization	444	444
Restructuring	—	1,060
Total operating expenses	16,230	19,775
Operating income (loss)	1,909	(11,908)
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(625)	(799)
Other, net	49	425
Total other expense, net	(576)	(374)
Net income (loss) before benefit for income taxes	1,333	(12,282)
Benefit for income taxes	(2)	(36)
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,335	(12,246)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,016)	(9,561)
NET INCOME (LOSS)	$319	$(21,807)
NET INCOME (LOSS) PER COMMON SHARE—BASIC:
Income (loss) from continuing operations	$0.09	$(0.83)
Loss from discontinued operations	(0.07)	(0.65)
Net income (loss)	$0.02	$(1.48)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—Basic	14,843	14,677
NET INCOME (LOSS) PER COMMON SHARE—DILUTED:
Income (loss) from continuing operations	$0.09	$(0.83)
Loss from discontinued operations	(0.07)	(0.65)
Net income (loss)	$0.02	$(1.48)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—Diluted	15,081	14,677

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Issued		Issued	Additional	Accumulated
	Issued	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
BALANCE, December 31, 2014	14,844,307	$15	(273,937)	$(1,842)	$377,185	$(286,978)	$88,380
Stock issued for restricted stock	168,482	—	—	—	—	—	—
Share-based compensation	—	—	—	—	919	—	919
Net loss	—	—	—	—	—	(21,807)	(21,807)
BALANCE, December 31, 2015	15,012,789	$15	(273,937)	$(1,842)	$378,104	$(308,785)	$67,492
Stock issued for restricted stock	157,331	—	—	—	—	—	—
Stock issued under stock option plans	5,647	—	—	—	19	—	19
Share-based compensation	—	—	—	—	753	—	753
Net income	—	—	—	—	—	319	319
BALANCE, December 31, 2016	15,175,767	$15	(273,937)	$(1,842)	$378,876	$(308,466)	$68,583

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$319	$(21,807)
Loss from discontinued operations	(1,016)	(9,561)
Income (loss) from continuing operations	1,335	(12,246)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	6,914	9,179
Impairment charges	—	183
Stock-based compensation	753	919
Allowance for doubtful accounts	61	35
Gain on disposal of assets	(217)	(98)
Changes in operating assets and liabilities:
Accounts receivable	(2,141)	7,223
Inventories	3,060	6,925
Prepaid expenses and other current assets	(933)	(25)
Accounts payable	989	(3,625)
Accrued liabilities	297	(1,126)
Customer deposits	8,057	(12,457)
Other non-current assets and liabilities	(875)	(399)
Net cash provided by (used in) operating activities of continuing operations	17,300	(5,512)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(19,223)	(8,062)
Sales of available for sale securities	13,061	5,082
Maturities of available for sale securities	9,170	4,825
Purchases of property and equipment	(6,624)	(2,789)
Proceeds from disposals of property and equipment	452	1,156
Net cash (used in) provided by investing activities of continuing operations	(3,164)	212
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	19	—
Payments on lines of credit and notes payable	—	(118,212)
Proceeds from lines of credit and notes payable	—	118,212
Proceeds from long-term debt	—	5,000
Payments on long-term debt	(2,799)	(2,201)
Principal payments on capital leases	(539)	(747)
Net cash (used in) provided by financing activities of continuing operations	(3,319)	2,052
DISCONTINUED OPERATIONS:
Operating cash flows	731	(5,327)
Investing cash flows	615	2,864
Financing cash flows	58	(3)
Net cash provided by (used in) discontinued operations	1,404	(2,466)
Add: Cash balance of discontinued operations, beginning of period	—	93
Less: Cash balance of discontinued operations, end of period	2	—
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	12,219	(5,621)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH beginning of the period	6,519	12,140
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH end of the period	$18,738	$6,519
Supplemental cash flow information:
Interest paid	$494	$652
Income taxes paid	$23	$48
Non-cash investing and financing activities:
Issuance of restricted stock grants	$753	$919
Equipment additions via capital lease	$1,616	$—

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

Liquidity

The Company meets its short term liquidity needs through cash generated from operations, through its available cash balances and through the Company’s $20,000 three-year secured revolving line of credit (the “New Credit Facility”) with The PrivateBank and Trust Company (“PrivateBank”). The Company uses the revolving line of credit from time to time to fund temporary increases in working capital, and believes the New Credit Facility, together with the operating cash generated by the business, will be sufficient to meet its cash obligations for the next twelve months.

On October 26, 2016, the Company established the New Credit Facility.  Under the terms of the New Credit Facility, PrivateBank will advance funds when requested against a borrowing base consisting of up to 85% of the face value of the Company’s eligible accounts receivable (“A/R”), up to 50% of the book value of the Company’s eligible inventory and up to 50% of the appraised value of the Company’s eligible machinery, equipment and certain real property up to $10,000. Under the New Credit Facility, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance. As of December 31, 2016, cash and cash equivalents and short-term investments totaled $21,870, an increase of $9,255 from December 31, 2015, and $0 was outstanding under the New Credit Facility. The Company had the ability to borrow up to $17,226 under the New Credit Facility as of December 31, 2016.

The increase in cash and cash equivalents as of December 31, 2016, when compared to levels at December 31, 2015, was due to the Company receiving customer deposits for orders. The spike in inventory levels experienced in 2015 has reversed; net inventory of $21,159 as of December 31, 2016 is $3,060 lower than at December 31, 2015.

Debt and capital lease obligations at December 31, 2016 totaled $4,103, and the Company is obligated to make principal payments under the outstanding debt and capital leases totaling $465 over the next twelve months.

The Company anticipates that current cash resources, amounts available under the New Credit Facility, and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. If assumptions regarding the Company’s production, sales and subsequent collections from several of the Company’s large customers, as well as customer deposits and revenues generated from new customer orders, are materially inconsistent with

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

management’s expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company’s operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could lose access to the New Credit Facility. This could limit the Company’s operational flexibility or require a delay in making planned investments. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash available to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, or that credit facilities will be available in an amount sufficient to enable the Company to meet these financial obligations.

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

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a VIE, and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of VIE’s. The accounting standard for the consolidation of VIE’s requires the Company to qualitatively assess if the Company was the primary beneficiary of the VIE based on whether the Company had (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant. Refer to Note 18, “New Markets Tax Credit Transaction” of these consolidated financial statements for a description of two VIE’s included in the Company’s consolidated financial statements.

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include revenue recognition, future tax rates, inventory reserves, warranty reserves, impairment of long-lived assets, allowance for doubtful accounts, workers’ compensation reserves, health insurance reserves, and environmental reserves. Although these estimates are based upon management’s best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from these estimates.

The Company changed an accounting estimate as of the beginning of 2016 to increase the salvage value of selected large machinery and equipment in the Gearing segment to reflect the estimated sale value of the used machinery market. The impact during the year-ended December 31, 2016 was a reduction of depreciation expense of $2,481. A similar impact is expected to occur through October 2017.

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

December 31, 2016 and 2015

(in thousands, except share and per share data)

Cash and Cash Equivalents and Short‑Term Investments

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short‑term government bonds, Treasury bills, marketable securities and commercial paper. Marketable investments with original maturities between three and twelve months are recorded as short‑term investments. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short‑term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company’s consolidated statements of operations. As of December 31, 2016 and December 31, 2015, cash and cash equivalents totaled $18,699 and $6,436, respectively, and short‑term investments totaled $3,171 and $6,179, respectively. For the years ended December 31, 2016 and 2015, interest income was $48 and $10, respectively.

Restricted Cash

Restricted cash balances relate primarily to provisions contained in certain vendor agreements. The Company anticipates that all restricted cash balances will be used for current purposes. As of December 31, 2016 and 2015, the Company had restricted cash in the amount of $39 and $83, respectively.

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

In most instances within the Company’s Towers and Weldments segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. The Company recognizes revenue under these arrangements only when the buyer requests the arrangement, a fixed schedule for delivery exists, the ordered goods are segregated from inventory and not available to fill other orders and the goods are complete and ready for shipment. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

Cost of Sales

Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include operation, repair and maintenance of equipment, materials, direct and indirect labor and benefit costs, rent and utilities, maintenance, insurance, equipment rentals, freight in and depreciation.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include all corporate and administrative functions such as sales and marketing, legal, human resource management, finance, investor and public relations, information technology and senior management. These functions serve to support the Company’s current and future operations and provide an infrastructure to support future growth. Major expense items in this category include management and staff wages and benefits, share‑based compensation and professional services.

Accounts Receivable (A/R)

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

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

Historically, the Company’s A/R is highly concentrated with a select number of customers. During the year ended December 31, 2016, the Company’s five largest customers accounted for 91% of its consolidated revenues and 86% of outstanding A/R balances, compared to the year ended December 31, 2015 when the Company’s five largest customers accounted for 92% of its consolidated revenues and 71% of its outstanding A/R balances.

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

The Company monitors its collections and write‑off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the realizability of its A/R, as noted above, or modifications to the Company’s credit standards, collection practices and other related policies may impact its allowance for doubtful accounts and its financial results. Bad debt expense for the years ended December 31, 2016 and 2015 was $65 and $87, respectively.

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

Long-Lived Assets

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is recognized using the straight‑line method over the estimated useful lives of the related assets for financial reporting purposes, and generally using an accelerated method for income tax reporting purposes. Depreciation expense related to property and equipment for the years ended December 31, 2016 and 2015 was $6,471 and $8,736, respectively. Expenditures for additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the useful lives of the respective assets are expensed as incurred. The Company has in the past capitalized interest costs incurred on indebtedness used to construct property and equipment. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. There was no interest cost capitalized during the years ended December 31, 2016 or 2015. Property or equipment sold or disposed of is removed from the respective property accounts, with any corresponding gains and losses recorded to other income or expense in the Company’s consolidated statement of operations.

The Company reviews property and equipment and other long‑lived assets (“long-lived assets”) for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. In evaluating the recoverability of the long-lived assets, the Company must make assumptions regarding the undiscounted future cash flows of the asset group. The Company utilizes fair value techniques accepted by Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, which includes the income, market and cost approach. If the fair value of the asset group is less than the carrying amount, the Company recognizes an impairment loss.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

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

Warranty Liability

The Company provides warranty terms that generally range from one to five years for various products and services relating to workmanship and materials supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable the Company to pursue recovery from third parties for amounts paid to customers under warranty provisions. Warranty liability is recorded in accrued liabilities within the consolidated balance sheet. The Company estimates the warranty accrual based on various factors, including historical warranty costs, current trends, product mix and sales. The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2016 and 2015 were as follows, excluding activity related to the discontinued Services segment:

	As of December 31,
	2016	2015
Balance, beginning of period	$601	$1,054
Addition to (reduction of) warranty reserve	83	(72)
Warranty claims	(13)	(381)
Balance, end of period	$671	$601

The decrease in the warranty liability as of December 31, 2015 was due primarily to settlement of a $371 obligation to a specific customer completed during 2015.

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

December 31, 2016 and 2015

(in thousands, except share and per share data)

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

Share‑Based Compensation

The Company grants incentive stock options and/or restricted stock units (“RSUs”) to certain officers, directors, and employees. The Company accounts for share‑based compensation related to these awards based on the estimated fair value of the equity award and recognizes expense ratably over the vesting term of the award. See Note 15 “Share‑Based Compensation” of these consolidated financial statements for further discussion of the Company’s share‑based compensation plans, the nature of share‑based awards issued and the Company’s accounting for share‑based compensation.

Net Income (Loss) Per Share

The Company presents both basic and diluted net income (loss) per share. Basic net income (loss) per share is based solely upon the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income (loss) per share is based upon the weighted average number of common shares and common‑share equivalents outstanding during the year excluding those common‑share equivalents where the impact to basic net income (loss) per share would be anti‑dilutive.

2. EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31,2016 and 2015 as follows:

The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2016 and 2015 as follows:

	For the Years Ended December 31,
	2016	2015
Basic earnings per share calculation:
Net income (loss)	$319	$(21,807)
Weighted average number of common shares outstanding	14,843	14,677
Basic net income (loss) per share	$0.02	$(1.48)
Diluted earnings per share calculation:
Net income (loss)	$319	$(21,807)
Weighted average number of common shares outstanding	14,843	14,677
Common stock equivalents:
Stock options and non-vested stock awards	238	—
Weighted average number of common shares outstanding	15,081	14,677
Diluted net income (loss) per share	$0.02	$(1.48)

(1)   Stock options and RSUs granted and outstanding of 522,007 as of December 31, 2015 are excluded from the computation of diluted earnings due to the anti‑dilutive effect as a result of the Company’s net loss for the year ended December 31, 2015.

3. DISCONTINUED OPERATIONS

The Company’s former Services segment had substantial continued operating losses for several years, due to operating issues and an increasingly competitive environment due in part to increased in-sourcing of service functions by customers. In July, 2015 the Company’s Board of Directors (the “Board”) directed management to evaluate potential strategic alternatives with respect to the Services segment. In September 2015 the Board authorized management to sell substantially all of the assets of the Services segment to one or more third-party purchasers, and thereafter to liquidate or otherwise dispose of any such assets remaining unsold. The Company began negotiations to sell substantially all the assets of the Services segment in the third quarter of 2015. The exit of this business was a strategic shift that had a major effect on the Company; therefore, the Company reclassified the related assets and liabilities of the Services segment as held for sale.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

In connection with the divestiture, which was substantially completed in December 2015, the Company sold $5,406 of net assets, resulting in a $2,096 loss. In addition, the Company recorded an asset impairment charges to reduce the carrying value of the net assets held for sale to their estimated fair value. The impairment charge and loss on sale is included in “Loss before benefit for income taxes” in “Results of Discontinued Operations.”

Results of Discontinued Operations

Results of operations associated with the Services segment, which are reflected as discontinued operations in the Company’s condensed consolidated statements of income for the twelve months ended December 31, 2016 and 2015, were as follows:

	Year Ended December 31,
	2016	2015
Revenues	$109	$10,486
Cost of sales	(1,006)	(14,395)
Selling, general and administrative	(69)	(2,153)
Interest expense, net	(5)	(36)
Other income and expense items	—	133
Impairment of held for sale assets and liabilities and gain on sale of assets	(45)	(3,596)
Loss from discontinued operations before and after benefit for income taxes	$(1,016)	$(9,561)

The Company was notified of two warranty claims, which resulted in an additional $427 of warranty expense recorded during the second quarter of 2016; both of the warranty claims were resolved prior to the end of 2016. The Company also reviewed the status of remaining inventory, which resulted in $216 of impairment expense during year-ended December 31, 2016.

Assets and Liabilities Held for Sales

Assets and liabilities classified as held for sale in the Company’s consolidated balance sheets as of December 31, 2016 and 2015 include the following:

	December 31,	December 31,
	2016	2015
Assets:
Accounts receivable, net	$172	$2,119
Inventories, net	807	2,118
Prepaid expenses and other current assets	55	606
Assets Held For Sale Related To Discontinued Operations	1,034	4,843
Impairment of discontinued assets held for sale	(579)	(1,500)
Total Assets Held For Sale Related To Discontinued Operations	$455	$3,343
Liabilities:
Accounts payable	$22	$367
Accrued liabilities	121	433
Customer deposits and other current obligations	3	49
Other long-term liabilities	3	17
Total Liabilities Held For Sale Related To Discontinued Operations	$149	$866

4. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. Although some of the accounting standards issued or effective in the current fiscal year may be applicable to it, the Company believes that none of the new standards have a significant impact on its consolidated financial statements, except as discussed below.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which amends the guidance in former Accounting Standards Codification Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirement in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted for annual reporting periods beginning on or after December 15, 2016, including interim periods within that annual period. The Company will adopt the provisions of ASU 2014-09 and ASU 2015-14 for the fiscal year beginning January 1, 2018 and has elected the modified retrospective approach. The Company is currently evaluating the impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires that inventory be measured at the lower of cost or net realizable value. Prior to the issuance of the new guidance, inventory was measured at the lower of cost or market. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies for preparers. Inventory measured using the last-in, first-out (LIFO) method and the retail inventory method are not impacted by the new guidance. This ASU will be effective for public entities with annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. This ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current guidance. In addition, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. The Company has early adopted this standard, resulting in a $44 and $0 change for the years ended December 31, 2016 and December 31, 2015, respectively, within the change in cash, cash equivalents and restricted cash. The total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows represent the sum of the cash and cash equivalents and restricted cash amounts shown in the Consolidated Balance Sheets.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

5. CASH AND CASH EQUIVALENTS AND SHORT‑TERM INVESTMENTS

The components of cash and cash equivalents and short‑term investments as of December 31, 2016 and 2015 are summarized as follows:

	As of
	December 31,
	2016	2015
Cash and cash equivalents:
Cash	$16,821	$4,614
Money market funds	1,878	199
Corporate & municipal bonds	—	1,623
Total cash and cash equivalents	18,699	6,436
Short-term investments (available-for-sale):
Corporate & municipal bonds	3,171	6,179
Total cash and cash equivalents and short-term investments	$21,870	$12,615

6. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the A/R allowance from operations for the years ended December 31, 2016 and 2015 consists of the following:

	For the Years Ended
	December 31,
	2016	2015
Balance at beginning of period	$84	$81
Bad debt expense	65	87
Write-offs	—	(11)
Other adjustments	(4)	(73)
Balance at end of period	$145	$84

7. INVENTORIES

The components of inventories from operations as of December 31, 2016 and 2015 are summarized as follows:

	As of December 31,
	2016	2015
Raw materials	$14,174	$14,868
Work-in-process	5,321	8,540
Finished goods	3,342	2,661
	22,837	26,069
Less: Reserve for excess and obsolete inventory	(1,678)	(1,850)
Net inventories	$21,159	$24,219

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

8. LONG-LIVED ASSETS

The cost basis and estimated lives of property and equipment from continuing operations as of December 31, 2016 and 2015 are as follows:

	As of December 31,
	2016	2015	Life
Land	$1,982	$1,982
Buildings	20,874	20,874	39	years
Machinery and equipment	98,656	95,546	2	-	10	years
Office furniture and equipment	3,648	3,446	3	-	7	years
Leasehold improvements	8,720	8,169	Asset life or life of lease
Construction in progress	6,089	993
	139,969	131,010
Less accumulated depreciation and amortization	(85,363)	(79,104)
Total property and equipment	$54,606	$51,906

As of December 31, 2016, the Company had commitments of $1,220 related to the completion of projects within construction in progress.

As of December 31, 2016 and 2015, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	December 31, 2016				December 31, 2015
				Weighted				Weighted
			Net	Average			Net	Average
		Accumulated	Book	Amortization		Accumulated	Book	Amortization
	Cost	Amortization	Value	Period	Cost	Amortization	Value	Period
Intangible assets:
Customer relationships	$3,979	$(3,726)	$253	7.2	$3,979	$(3,682)	$297	7.2
Trade names	7,999	(3,680)	4,319	20.0	7,999	(3,280)	4,719	20.0
Intangible assets	$11,978	$(7,406)	$4,572	15.8	$11,978	$(6,962)	$5,016	15.8

Intangible assets are amortized on a straight‑line basis over their estimated useful lives, which range from 15 to 20 years. Amortization expense was $444 for the years ended December 31, 2016 and 2015. As of December 31, 2016, estimated future amortization expense is as follows:

2017	$444
2018	444
2019	444
2020	444
2021	444
2022 and thereafter	2,352
Total	$4,572

During the fourth quarter of 2016, the Company continued to experience triggering events associated with the Gearing segment’s current period operating losses combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its long‑lived assets associated with the Gearing segment. Based upon the Company’s December 31, 2016 impairment assessment, the undiscounted cash flows based upon the Company’s most recent projections were less than the carrying amount of relevant asset groups within the Gearing segment, and a possible impairment to these assets was indicated under ASC 360. However, based on third-party appraisals and other estimates of the fair value of the assets, the Company determined that the fair value of these assets is in excess of their carrying amount

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

under ASC 360. The Company assumed that the assets would be exchanged in an orderly transaction between market participants and would represent the highest and best use of these assets. Based on the analysis, the Company determined that no impairment to the asset group was indicated as of December 31, 2016.

9. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Accrued payroll and benefits	$4,422	$3,675
Accrued property taxes	99	128
Income taxes payable	127	155
Accrued professional fees	236	74
Accrued warranty liability	671	601
Accrued regulatory settlement	500	500
Accrued environmental reserve	1,241	1,300
Accrued self-insurance reserve	909	1,464
Accrued other	225	237
Total accrued liabilities	$8,430	$8,134

10. DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Term loans and notes payable	$2,600	$5,399
Less: Current portion	—	(2,799)
Long-term debt, net of current maturities	$2,600	$2,600

As of December 31, 2016, future annual principal payments on the Company’s outstanding debt obligations were as follows:

2017	$—
2018	2,600
2019	—
2020	—
2021	—
2022 and thereafter	—
Total	$2,600

Credit Facilities

AloStar Credit Facility

On August 23, 2012, the Company established a $20,000 secured revolving line of credit (the “AloStar Credit Facility”) with AloStar Bank of Commerce (“AloStar”). On June 29, 2015, the AloStar Credit Facility was amended to extend the maturity date to August 31, 2016, modify the applicable interest rate and minimum quarterly interest charges and convert $5,000 of the original AloStar Credit Facility amount to a term loan (the “Term Loan”). Under the AloStar Credit Facility, AloStar advanced funds when requested against a borrowing base consisting of approximately 85% of the face value of eligible A/R of the Company and approximately 50% of the book value of eligible inventory of the Company. Borrowings under the AloStar Credit Facility bore interest at a per annum rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus a margin of 3.25%. The Company also paid an unused facility fee to AloStar equal to 0.50% per annum on the unused portion of the AloStar Credit Facility along with other standard fees. AloStar funded the full

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

amount of the Term Loan on June 30, 2015. Borrowings under the Term Loan bore interest at a per annum rate equal to 3.50% plus the applicable daily weighted average LIBOR. The Term Loan payments were amortized at approximately $60 per month. In June 2016, the Company paid off the remaining $2,441 outstanding under the Term Loan.

In connection with the AloStar Credit Facility, the Company entered into a Loan and Security Agreement, dated August 23, 2012 (as amended, the “AloStar Loan Agreement”), which contained customary representations and warranties. The AloStar Loan Agreement contained a requirement that the Company, on a consolidated basis, maintain a minimum monthly fixed charge coverage ratio (the “Fixed Charge Coverage Ratio Covenant”) and achieve minimum monthly  earnings before interest, taxes, depreciation, amortization, restructuring and share-based payments (the “Adjusted EBITDA Covenant”), along with other customary restrictive covenants, certain of which were subject to materiality thresholds, baskets and customary exceptions and qualifications. The Company’s obligations under the AloStar Loan Agreement were secured by, subject to certain exclusions, (i) a first priority security interest in all of the A/R, inventory, chattel paper, payment intangibles, cash and cash equivalents and other working capital assets and stock or other equity interests in the Company’s subsidiaries, and (ii) a first priority security interest in all of the equipment of the Company’s wholly-owned subsidiary Brad Foote Gear Works, Inc. an Illinois corporation (“Brad Foote”). On February 23, 2016, the parties executed the Ninth Amendment to Loan and Security Agreement (the “Ninth Amendment”), which waived the Company’s non-compliance with the Adjusted EBITDA Covenant as of December 31, 2015, amended the Adjusted EBITDA Covenant going forward, provided that the Fixed Charge Coverage Ratio Covenant would be recalculated for future periods commencing with the quarter ending June 30, 2016, reduced the amount of the AloStar Credit Facility to $10,000 and extended the maturity date of the AloStar Credit Facility to February 28, 2017. The Ninth Amendment also contained a liquidity requirement of $3,500 and established a reserve against the borrowing base in an amount equal to the outstanding balance of the Term Loan at any given time. On August 29, 2016, the parties executed a Tenth Amendment to Loan and Security Agreement which removed the liquidity requirement set forth in the Ninth Amendment and removed the exclusion of certain customer A/R.

The PrivateBank Credit Facility

On October 26, 2016, the Company established the New Credit Facility with PrivateBank to replace the AloStar Credit Facility. The Company incurred extinguishment losses of $77 related to the write-off of unamortized debt issuance costs. Under the New Credit Facility, PrivateBank will advance funds when requested against a borrowing base consisting of up to 85% of the face value of the Company’s eligible A/R, up to 50% of the book value of eligible inventory and up to 50% of the appraised value of eligible machinery, equipment and certain real property up to $10,000. Upon achieving at least $7,000 in EBITDA during fiscal year 2016, the Company has the ability to request a $5,000 increase in the amount of the New Credit Facility. Borrowings under the New Credit Facility bear interest at a per annum rate equal to the applicable LIBOR plus a margin ranging from 2.25% to 3.00%, or the applicable base rate plus a margin ranging from 0.00% to 1.00%, both of which are based on the our trailing twelve-month EBITDA. The Company will also pay an unused facility fee to PrivateBank equal to 0.50% per annum on the unused portion of the New Credit Facility, along with other standard fees. The New Credit Facility contains customary representations and warranties. It also contains a requirement that the Company, on a consolidated basis, maintain a Fixed Charge Coverage Ratio Covenant, along with other customary restrictive covenants. The obligations under the New Credit Facility are be secured by, subject to certain exclusions, (i) a first priority security interest in all accounts receivable, inventory, equipment, cash and investment property, and (ii) a mortgage on the Abilene, Texas tower facility. On February 10, 2017, a First Amendment to Loan and Security Agreement and Joinder to Loan and Security Agreement were executed to add Red Wolf as a borrower under the New Credit Facility.

As of December 31, 2016, there was no outstanding indebtedness under the New Credit Facility. The Company had the ability to borrow up to $17,226 under the New Credit Facility as of December 31, 2016.

Other

Included in Long Term Debt, Net of Current Maturities is $2,600 associated with the New Markets Tax Credit transaction described further in Note 18, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

11. LEASES

The Company leases various property and equipment under operating lease arrangements. Lease terms generally range from 3 to 15 years with renewal options for extended terms. Certain leases contain rent escalation clauses that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight‑line basis over the minimum lease term. Any lease concessions received by the Company are deferred and recognized as an adjustment to rent expense ratably over the minimum lease term. The Company is required to make additional payments under certain property leases for taxes, insurance and other operating expenses incurred during the operating lease period. Rental expense for the years ended December 31, 2016 and 2015 was $2,996 and $2,875, respectively.

In addition, the Company has entered into capital lease arrangements to finance property and equipment and assumed capital lease obligations in connection with certain acquisitions. The cost basis and accumulated depreciation of assets recorded under capital leases, which are included in property and equipment, are as follows as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Cost	$1,616	$1,784
Accumulated depreciation	(129)	(503)
Net book value	$1,487	$1,281

Depreciation expense recorded in connection with assets recorded under capital leases was $273 and $263 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, future minimum lease payments under capital leases and operating leases were as follows:

	Capital	Operating
	Leases	Leases	Total
2017	$523	$2,954	$3,477
2018	523	2,845	3,368
2019	523	2,877	3,400
2020	43	2,202	2,245
2021	—	2,236	2,236
2022 and thereafter	—	10,730	10,730
Total	$1,612	$23,844	$25,456
Less—portion representing interest at a weighted average annual rate of 5.0%	(109)
Principal	1,503
Less—current portion	(465)
Capital lease obligations, noncurrent portion	$1,038

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is subject to legal proceedings or claims that arise in the ordinary course of its business. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. Except as otherwise noted, as of December 31, 2016, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company’s results of operations, financial condition or cash flows, although no assurance can be given with respect to the ultimate outcome of pending actions. Refer to Note 21, “Legal Proceedings” of these consolidated financial statements for further discussion of legal proceedings.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

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

In connection with the Company’s restructuring initiatives, during the third quarter of 2012, the Company identified a liability associated with the planned sale of one of the Company’s facilities located in Cicero, Illinois (the “Cicero Avenue Facility”). The liability is associated with environmental remediation costs that were identified while preparing the site for sale. During 2013, the Company applied for and was accepted into the Illinois Environmental Protection Agency (“IEPA”) voluntary site remediation program. In the first quarter of 2014, the Company completed a comprehensive review of remedial options for the Cicero Avenue Facility and selected a preferred remediation technology. As part of the voluntary site remediation program, the Company submitted a plan to the IEPA for approval to conduct a pilot study to test the effectiveness of the selected remediation technology. On July 23, 2014, the Company received comments from the IEPA regarding the proposed site remediation plan. The Company provided additional information to the IEPA in response to those comments, and determined that no change to the remediation plan or the financial reserve was needed at that time.  In the third quarter of 2015, the Company obtained additional information regarding potential remediation options and modified the remediation plan, which caused an increase in the estimated cost of remediation and resulted in the Company increasing its reserve associated with this matter by $874. The Company will continue to reevaluate its remediation activities and the reserve balance associated with this matter as additional information is obtained. As of December 31, 2016, the accrual balance associated with this matter totaled $1,241.

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

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and dependent on actual losses sustained by the customer. When the damages are determined to be probable and estimable, the damages are recorded as a reduction to revenue. During 2016, the Company incurred no liquidated damages and there was no reserve for liquidated damages as of December 31, 2016.

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, the Company began to self‑insure for its workers’ compensation liabilities, including reserves for self‑retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. The Company takes into account claims incurred but not reported when determining its workers’ compensation reserves. Although the

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of December 31, 2016, the Company had $909 accrued for self‑insured workers’ compensation liabilities.

Other

As of December 31, 2016, approximately 11% of the Company’s employees were covered by two collective bargaining agreements with local unions at the Company’s Cicero, Illinois and Neville Island, Pennsylvania locations. The current collective bargaining agreement with the Cicero union is expected to remain in effect through February 2018. The current collective bargaining agreement with the Neville Island union is expected to remain in effect through October 2017.

See Note 18, “New Markets Tax Credit Transaction” of these consolidated financial statements for a discussion of a strategic financing transaction (the “NMTC Transaction”) which originally related to the Company’s drivetrain service center in in Abilene, Texas (the “Abilene Gearbox Facility”), and was amended in August 2015 to also include the activities of the Company’s heavy industries business conducted in the same building in Abilene, Texas (the “Abilene Heavy Industries Facility”). The Abilene Gearbox Facility focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing. The Abilene Heavy Industries Facility focuses on heavy weldment fabrication for industries including those related to compressed natural gas distribution. Pursuant to the NMTC Transaction, the gross loan and investment in the Abilene Heavy Industries Facility and the Abilene Gearbox Facility of $10,000 is expected to generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One, National Association (“Capital One”). The Abilene Heavy Industries Facility and/or the Abilene Gearbox Facility must operate and be in compliance with the terms and conditions of the NMTC Transaction during the seven year compliance period, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with the NMTC Transaction.

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

Level 2 — Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly. For the Company’s corporate and municipal bonds, although quoted prices are available and used to value said assets, they are traded less frequently.

Level 3 — Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date. The Company used market negotiations to value the Gearing segments assets. The Company used real estate appraisals to value its Clintonville, Wisconsin facility formerly owned by the Company’s wholly-owned subsidiary Broadwind Towers, Inc., a Wisconsin corporation (the “Clintonville Facility”).

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

The following tables represent the fair values of the Company’s financial assets measured as of December 31, 2016 and 2015:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Corporate & municipal bonds and money market funds	$—	$5,049	$—	$5,049
Assets measured on a nonrecurring basis:
Gearing equipment	—	—	353	353
Gearing Cicero Ave. facility	—	—	560	560
Services assets	—	—	455	455
Total assets at fair value	$—	$5,049	$1,368	$6,417

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Corporate & municipal bonds and money market funds	$—	$8,001	$—	$8,001
Assets measured on a nonrecurring basis:
Gearing equipment	—	—	506	506
Clintonville, WI facility	—	—	554	554
Gearing Cicero Ave. facility	—	—	560	560
Services assets	—	—	3,343	3,343
Total assets at fair value	$—	$8,001	$4,963	$12,964

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, A/R, accounts payable and customer deposits, approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company’s long-term debt is approximately equal to its fair value.

Assets measured at fair value on a nonrecurring basis

The fair value measurement approach for long-lived assets utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the Company’s future operating results, the implied fair value of these assets using an income approach by preparing an undiscounted cash flow analysis, a market‑based approach based on the Company’s market capitalization and market value third-party appraisals, and other subjective assumptions. To the extent assumptions used in the Company’s evaluations are not achieved, there may be a negative effect on the valuation of these assets.

The Clintonville Facility was classified as an Asset Held for Sale in 2013 due to the decision to vacate the property and offer it for sale. At that time, the property was written down by $288 to adjust the carrying value of the Clintonville Facility property to fair value. The Company recorded an additional impairment of $186 in 2015 to value the Clintonville Facility property at its fair value. The Clintonville Facility was subsequently sold during the second quarter of 2016 at its fair value.

The investment in select Gearing segment equipment, shown as $506 at December 31, 2015, is associated with the Company’s activities to update and consolidate the Gearing segment asset base. The reduction in the carrying value to $353 at December 31, 2016, reflects the sale of a portion of the surplus assets.

The carrying value of the land and building comprising the Cicero Avenue Facility of $560 reflects the expected proceeds associated with selling this facility after environment remediation is complete. As the Cicero Avenue Facility is not immediately available for sale, it has not been classified as Assets Held for Sale.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

Following the Board’s approval of a plan to divest the Company’s Services segment, the Company has been able to evaluate the value of the segment’s assets on the open market; therefore, the Company has utilized this measurement to determine the fair value of the Services segment assets.

14. INCOME TAXES

The provision for income taxes for the years ended December 31, 2016 and 2015 consists of the following:

	For the Years Ended December 31,
	2016	2015
Current provision
Federal	$—	$—
Foreign	—	—
State	(2)	(36)
Total current benefit	(2)	(36)
Deferred credit
Federal	487	(7,165)
State	5,226	(2,403)
Total deferred credit	5,713	(9,568)
(Decrease) increase in deferred tax valuation allowance	(5,713)	9,568
Total benefit for income taxes	$(2)	$(36)

The (decrease) increase in the deferred tax valuation allowance was $(5,713) and $9,568 for the years ended December 31, 2016 and 2015, respectively. The changes in the deferred tax valuation allowances in 2016 and 2015 were primarily the result of (decreases) increases to the deferred tax assets pertaining to federal and state NOLs.

The tax effects of the temporary differences and NOLs that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of December 31,
	2016	2015
Noncurrent deferred income tax assets:
Net operating loss carryforwards	$79,966	$81,221
Intangible assets	19,021	22,886
Accrual and reserves	5,201	5,919
Other	52	75
Total noncurrent deferred tax assets	104,240	110,101
Valuation allowance	(103,623)	(109,336)
Noncurrent deferred tax assets, net of valuation allowance	617	765
Noncurrent deferred income tax liabilities:
Fixed assets	(617)	(765)
Intangible assets	—	—
Total noncurrent deferred tax liabilities	(617)	(765)
Net deferred income tax liability	$—	$—

Valuation allowances of $103,623 and $109,336 have been provided for deferred income tax assets for which realization is uncertain as of December 31, 2016 and 2015, respectively. A reconciliation of the beginning and ending amounts of the valuation is as follows:

Valuation allowance as of December 31, 2015	$(109,336)
Gross decrease for current year activity	5,713
Valuation allowance as of December 31, 2016	$(103,623)

As of December 31, 2016, the Company had federal NOL carryforwards of approximately $210,775 expiring in various years through 2036. The majority of the NOL carryforwards will expire in various years from 2028 through 2036.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

As of December 31, 2016, the Company had unapportioned state NOLs in the aggregate of approximately $210,775, expiring in various years from 2021 through 2036, based upon various NOL carryforward periods as designated by the different taxing jurisdictions.

The reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate is as follows:

	For the Year Ended
	December 31,
	2016	2015
Statutory U.S. federal income tax rate	34.0%	34.0%
State and local income taxes, net of federal income tax benefit	34.4	4.6
Permanent differences	12.7	(0.4)
Change in valuation allowance	(68.8)	(38.2)
Change in uncertain tax positions	(14.8)	0.2
Other	1.8	—
Effective income tax rate	(0.7)%	0.2%

The Company accounts for the uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken, or expected to be taken, in a tax return that is required to be met before being recognized in the financial statements. The changes in the Company’s uncertain income tax positions for the years ended December 31, 2016 and 2015 consisted of the following:

	For the Year
	Ended
	December 31,
	2016	2015
Beginning balance	$56	$81
Tax positions related to current year:
Additions	—	—
Reductions	—	—
	—	—
Tax positions related to prior years:
Additions	—	—
Reductions	—	—
Settlements	—	—
Lapses in statutes of limitations	(29)	(25)
Additions from current year acquisitions	—	—
	(29)	(25)
Ending balance	$27	$56

The amount of unrecognized tax benefits at December 31, 2016 that would affect the effective tax rate if the tax benefits were recognized was $45.

It is the Company’s policy to include interest and penalties in tax expense. During the years ended December 31, 2016 and 2015, the Company recognized and accrued approximately $6 and $18, respectively, of interest and penalties.

The Company files income tax returns in the U.S. federal and state jurisdictions. As of December 31, 2016, open tax years in the federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust NOL carryforwards. The Company’s 2008 and 2009 federal tax returns were examined in 2011 and no material adjustments were identified related to any of the Company’s tax positions. Although these periods have been audited, they continue to remain open until all NOLs generated in those tax years have either been utilized or expire.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), generally imposes an annual limitation on the amount of NOL carryforwards and associated built‑in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company’s ability to utilize NOL carryforwards and built‑in losses may be limited, under this section or otherwise, by the Company’s issuance of common stock or by other changes in stock ownership. Upon completion of the Company’s analysis of IRC Section 382, the Company has determined that aggregate changes in stock ownership have an annual limitation of $14,284 on NOLs and built‑in losses available for utilization based on the triggering event in 2010. To the extent the Company’s use of NOL carryforwards and associated built‑in losses is significantly limited in the future due to additional changes in stock ownership, the Company’s income could be subject to U.S. corporate income tax earlier than it would if the Company were able to use NOL carryforwards and built‑in losses without such annual limitation, which could result in lower profits and the loss of benefits from these attributes.

In February 2013, the Company adopted a Stockholder Rights Plan, which was amended in February 2016 and approved by our stockholders (as amended, the “Rights Plan”), designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under IRC Section 382.

The Rights Plan is intended to act as a deterrent to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.9% or more of the Company’s common stock and thereby triggering a further limitation of the Company’s available NOL carryforwards. In connection with the adoption of the Rights Plan, the Board declared a non‑taxable dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock to the Company’s stockholders of record as of the close of business on February 22, 2013. Each Right entitles its holder to purchase from the Company one one‑thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $9.81 per Right, subject to adjustment. As a result of the Rights Plan, any person or group that acquires beneficial ownership of 4.9% or more of the Company’s common stock without the approval of the Board would be subject to significant dilution in the ownership interest of that person or group. Stockholders who owned 4.9% or more of the outstanding shares of the Company’s common stock as of February 12, 2013 will not trigger the preferred share purchase rights unless they acquire additional shares after that date.

As of December 31, 2016, the Company had $69 of unrecognized tax benefits, all of which would have a favorable impact on income tax expense. It is reasonably possible that unrecognized tax benefits will decrease by up to approximately $69 as a result of the expiration of the applicable statutes of limitations within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had accrued interest and penalties of $42 as of December 31, 2016. As of December 31, 2015, the Company had unrecognized tax benefits of $140, of which $84 represented accrued interest and penalties.

15. SHARE‑BASED COMPENSATION

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

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. As of December 31, 2016, the Company had reserved 30,233 shares for issuance upon the exercise of stock options outstanding and no shares for issuance upon the vesting of RSU awards outstanding. As of December 31, 2016, 253,659 shares of common stock reserved for stock options and RSU awards under the 2007 EIP have been issued in the form of common stock.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

2012 Equity Incentive Plan

The Company has granted incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2012 Equity Incentive Plan (the “2012 EIP”), which was approved by the Board in March 2012 and by the Company’s stockholders in May 2012.

The 2012 EIP reserved 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of December 31, 2016, the Company had reserved 37,205 shares for issuance upon the exercise of stock options outstanding and 64,759 shares for issuance upon the vesting of RSU awards outstanding. As of December 31, 2016, 583,894 shares of common stock reserved for stock options and RSU awards under the 2012 EIP have been issued in the form of common stock.

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

The 2015 EIP reserves 1,100,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of December 31, 2016, the Company had reserved 427,417 shares for issuance upon the vesting of RSU awards outstanding. As of December 31, 2016, 47,669 shares of common stock reserved for RSU awards under the 2015 EIP had been issued in the form of common stock.

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

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

Stock option activity during the years ended December 31, 2016 and 2015 under the Equity Incentive Plans was as follows:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding as of December 31, 2015	144,197	$17.98
Granted	—	—
Exercised	(5,647)	3.39
Forfeited	—	—
Expired	(71,112)	12.52
Outstanding as of December 31, 2016	67,438	$24.96	4.38	$24,220
Exercisable as of December 31, 2016	67,438	$24.96	4.38	$24,220

The following table summarizes information with respect to all outstanding and exercisable stock options under the Equity Incentive Plans as of December 31, 2016:

			Options Outstanding				Options Exercisable
					Weighted Average
			Number of options	Weighted Average	Remaining		Number	Weighted Average
Exercise Price or Range			outstanding	Exercise Price	Contractual Term		Exercisable	Exercise Price
$3.39	-	$13.50	52,115	$6.29	5.01	years	52,115	$6.29
$54.40	-	$92.50	5,823	57.67	3.07	years	5,823	57.67
$99.90	-	$128.50	9,500	107.34	1.75	years	9,500	107.34
			67,438	$24.96	4.38	years	67,438	$24.96

The following table summarizes information with respect to outstanding RSU’s as of December 31, 2016 and 2015:

		Weighted Average
		Grant-Date Fair Value
	Number of Shares	Per Share
Unvested as of December 31, 2015	377,810	$4.87
Granted	411,910	$2.84
Vested	(198,762)	$4.73
Forfeited	(98,782)	$3.22
Unvested as of December 31, 2016	492,176	$3.56

The fair value of each stock option award is estimated on the date of grant using the Black‑Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. There were no stock options granted during the twelve months ended December 31, 2016.

During the years ended December 31, 2016 and 2015, the Company utilized a forfeiture rate of 25% for estimating the forfeitures of stock compensation granted.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

The following table summarizes share‑based compensation expense, net of taxes withheld, included in the Company’s consolidated statements of operations for the years ended December 31, 2016 and 2015 as follows:

	For the Years Ended
	December 31,
	2016	2015
Share-based compensation expense:
Cost of sales	$90	$131
Selling, general and administrative	663	788
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net income (loss)	$753	$919
Reduction in earnings per share:
Basic earnings per share	$0.05	$0.06

Diluted earnings per share	$0.05	$0.06

(1)

Income tax benefit is not illustrated because the Company is currently in a full tax valuation allowance position and an actual income tax benefit was not realized for the years ended December 31, 2016 and 2015. The result of the income (loss) situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

(2)

Diluted earnings per share for the year ended December 31, 2015 does not include common stock equivalents due to their anti‑dilutive nature as a result of the Company’s net losses for the period. Accordingly, basic earnings per share and diluted earnings per share are identical for the period.

As of December 31, 2016, the Company estimates that pre‑tax compensation expense for all unvested share‑based awards, including both stock options and RSUs, in the amount of approximately $1,113 will be recognized through the year 2020. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

16. SEGMENT REPORTING

The Company is organized into reporting segments based on the nature of the products offered and business activities from which it earns revenues and incurs expenses for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision maker. In September 2015, the Board approved a plan to divest or otherwise exit the Company’s Services segment; consequently, this segment is now reported as a discontinued operation and the Company has revised its segment presentation to include two reportable operating segments: Towers and Weldments, and Gearing. All current and prior period financial results have been revised to reflect these changes. Effective upon the acquisition of Red Wolf on February 1, 2017, as more fully described in Note 22, “Subsequent Events” in the notes to our consolidated financial statements, the Company will be reporting operations in a new segment, Process Systems. The Company’s segments and their product offerings are summarized below:

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

December 31, 2016 and 2015

(in thousands, except share and per share data)

Gearing

The Company engineers, builds and remanufactures precision gears and gearing systems for oil and gas, wind, mining, steel and other industrial applications. The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment in Neville Island, Pennsylvania.

Corporate and Other

“Corporate” includes the assets and SG&A expenses of the Company’s corporate office. “Eliminations” comprises adjustments to reconcile segment results to consolidated results.

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Description of Business and Summary of Significant Accounting Policies” of these consolidated financial statements. Summary financial information by reportable segment is as follows:

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
For the Year Ended December 31, 2016
Revenues from external customers	$160,210	$20,630	$—	$—	$180,840
Intersegment revenues	—	18	—	(18)	—
Net revenues	160,210	20,648	—	(18)	180,840
Operating profit (loss)	12,788	(3,244)	(7,636)	1	1,909
Depreciation and amortization	4,166	2,545	203	—	6,914
Capital expenditures	6,161	386	77	—	6,624
Assets held for sale	—	353	455	—	808
Total assets	45,367	30,415	244,639	(202,759)	117,662

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
For the Year Ended December 31, 2015
Revenues from external customers	$170,540	$28,616	$—	$—	$199,156
Intersegment revenues	379	972	—	(1,351)	—
Net revenues	170,919	29,588	—	(1,351)	199,156
Operating profit (loss)	4,702	(8,235)	(8,378)	3	(11,908)
Depreciation and amortization	3,954	5,031	194	—	9,179
Capital expenditures	2,096	583	110	—	2,789
Assets held for sale	554	506	3,343	—	4,403
Total assets	38,622	39,735	256,238	(224,688)	109,907

The Company generates revenues entirely from transactions completed in the U.S. and its long‑lived assets are all located in the U.S. All intercompany revenue is eliminated in consolidation. During 2016, three customers each accounted for more than 10% of total net revenues. These three customers accounted for revenues of $111,480,  $23,018, and $21,237 for fiscal year 2016 and were reported within the Towers and Weldments segment. During 2015, two customers accounted for more than 10% of total net revenues. These two customers accounted for revenues of $124,759 and $45,214 for fiscal year 2015 and were reported within the Towers and Weldments segment. During the years ended December 31, 2016 and 2015, five customers accounted for 91% and 92%, respectively, of total net revenues.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

17. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plans

Retirement Savings and Profit Sharing Plans

The Company offers a 401(k) retirement savings plan to all eligible employees who may elect to contribute a portion of their salary on a pre‑tax basis, subject to applicable statutory limitations. Participating non‑union employees are eligible to receive safe harbor matching contributions equal to 100% of the first 3% of the participant’s elective deferral contributions and 50% of the next 2% of the participant’s elective deferral contributions. In accordance with the collective bargaining agreements in place at its two union locations, the Company’s Illinois‑based union employees are eligible to receive a discretionary match in an amount up to 50% of each participant’s first 4% of elective deferral contributions, and the Company’s Pennsylvania‑based union employees are eligible to receive a discretionary match in an amount up to 100% of each participant’s first 3% and 50% of the next 2% of elective deferral contributions. The Company has the discretion, subject to applicable statutory requirements, to fund any matching contribution with a contribution to the plan of the Company’s common stock. Beginning with the first quarter of 2012, the Company funded the matching contributions in the form of the Company’s common stock. Starting in the first quarter of 2014, the Company resumed funding the matching contributions in cash. Under the plan, elective deferrals and basic Company matching will be 100% vested at all times.

For the years ended December 31, 2016 and 2015, the Company recorded expense under these plans of approximately $823 and $876, respectively.

Deferred Compensation Plan

The Company maintains a deferred compensation plan for certain key employees and nonemployee directors, whereby certain wages earned, compensation for services rendered, and discretionary company‑matching contributions may be deferred and deemed to be invested in the Company’s common stock. Changes in the fair value of the plan liability are recorded as charges or credits to compensation expense. Compensation expense associated with the deferred compensation plan recorded during the years ended December 31, 2016 and 2015 was $24 and ($19), respectively. The fair value of the plan liability to the Company is included in accrued liabilities in the Company’s consolidated balance sheets. As of December 31, 2016 and 2015, the fair value of plan liability to the Company was $36 and $12, respectively.

In addition to the employee benefit plans described above, the Company participates in certain customary employee benefits plans, including those which provide health and life insurance benefits to employees.

18. NEW MARKETS TAX CREDIT TRANSACTION

On July 20, 2011, the Company executed the NMTC Transaction, which was amended on August 24, 2015, involving the following third parties: AMCREF Fund VII, LLC (“AMCREF”), a registered community development entity; COCRF Investor VIII, LLC (“COCRF”); and Capital One. The NMTC Transaction allows the Company to receive below market interest rate funds through the federal New Markets Tax Credit (“NMTC”) program. The Company received $2,280 in proceeds via the NMTC Transaction. The NMTC Transaction qualifies under the NMTC program and includes a gross loan from AMCREF to the Company's wholly-owned subsidiary Broadwind Services, LLC, a Delaware limited liability company, in the principal amount of $10,000, with a term of fifteen years and interest payable at the rate of 1.4% per annum, largely offset by a gross loan in the principal amount of $7,720 from the Company to COCRF, with a term of fifteen years and interest payable at the rate of 2.5% per annum. The August 2015 amendment did not change the financial terms of the NMTC Transaction, but did add the activities and assets of the Abilene Heavy Industries Facility to the NMTC Transaction and allow for the possible sale of the Abilene Gearbox Facility assets provided that the proceeds of such sale are re-invested in the Abilene Heavy Industries Facility.

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

December 31, 2016 and 2015

(in thousands, except share and per share data)

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

The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company’s condensed consolidated balance sheet as of December 31, 2016. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest in the third quarter of 2018. Capital One may exercise an option to put its investment to the Company and receive $130 from the Company at that time. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company expects that Capital One will exercise the put option at the end of the tax credit recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

The Company has determined that two pass‑through financing entities created under NMTC Transaction structure are VIEs. The ongoing activities of the VIEs—collecting and remitting interest and fees and complying with NMTC program requirements—were considered in the initial design of the NMTC Transaction and are not expected to significantly affect economic performance throughout the life of the VIEs. In making this determination, management also considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees under the NMTC Transaction structure, Capital One’s lack of a material interest in the underlying economics of the project, and the fact that the Company is obligated to absorb losses of the VIEs. The Company has concluded that it is required to consolidate the VIEs because the Company has both (i) the power to direct those matters that most significantly impact the activities of each VIE, and (ii) the obligation to absorb losses or the right to receive benefits of each VIE.

The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven-year term of the NMTC arrangement. Capital One’s net contribution of $2,600 is included in Long Term Debt, Net of Current Maturities in the condensed consolidated balance sheet. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred.

19. RESTRUCTURING

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

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

During the third quarter of 2011, the Company conducted a review of its business strategies and product plans based on the business and industry outlook, and concluded that its manufacturing footprint and fixed cost base were excessive for its medium-term needs. Accordingly, a plan was developed to reduce the Company’s facility footprint by approximately 40% through the sale and/or closure of facilities comprising a total of approximately 600,000 square feet. To date, the Company has reduced its leased presence at six facilities and achieved a reduction of approximately 400,000 square feet. One remaining property, the Cicero Avenue Facility, has been vacated and is being prepared for sale. The Company believes its remaining locations will be sufficient to support its current business activities, while allowing for growth for the next several years.

The Company recorded a liability associated with environmental remediation costs that were originally identified while preparing the Cicero Avenue Facility for sale. See the “Environmental Compliance and Remediation Liabilities” section of Note 12, “Commitments and Contingencies” of these consolidated financial statements. The Company adjusted the liability by recording an additional $352 liability associated with the planned sale of the Cicero Avenue Facility. The Company further adjusted the liability by recording an additional $258 charge in the fourth quarter of 2013 and an additional $874 charge in the third quarter of 2015. The expenses associated with this liability have been recorded as restructuring charges; as of December 31, 2016, the accrual balance remaining was $1,241.

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

20. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following table provides a summary of selected financial results of operations by quarter for the years ended December 31, 2016 and 2015 as follows:

2016	First	Second	Third	Fourth
Revenues	$46,757	$43,380	$42,552	$48,151
Gross profit	3,962	4,142	5,331	4,704
Operating (loss) profit	(224)	181	1,360	592
(Loss) income from continuing operations, net of tax	(358)	42	1,245	406
Net (loss) income	(377)	(474)	872	298
(Loss) income from continuing operations per share:
Basic	$(0.02)	$0.00	$0.08	$0.03
Diluted	$(0.02)	$0.00	$0.08	$0.03
Net (loss) income per share:
Basic	$(0.03)	$(0.03)	$0.06	$0.02
Diluted	$(0.03)	$(0.03)	$0.06	$0.02

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 and 2015

(in thousands, except share and per share data)

2015	First	Second	Third	Fourth
Revenues	$49,229	$62,563	$49,791	$37,573
Gross profit (loss)	2,745	8,499	2,831	(6,208)
Operating (loss) profit	(2,364)	3,616	(2,135)	(11,025)
(Loss) income from continuing operations, net of tax	(2,523)	3,387	(2,383)	(10,727)
Net (loss) income	(5,015)	1,615	(7,613)	(10,794)
(Loss) income from continuing operations per share:
Basic	$(0.17)	$0.23	$(0.16)	$(0.73)
Diluted	$(0.17)	$0.23	$(0.16)	$(0.73)
Net (loss) income per share:
Basic	$(0.34)	$0.11	$(0.52)	$(0.73)
Diluted	$(0.34)	$0.11	$(0.52)	$(0.73)

21. LEGAL PROCEEDINGS

The Company is party to a variety of legal proceedings that arise in the ordinary course of its business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect, individually or in the aggregate, on the Company’s results of operations, financial condition or cash flows. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations, financial condition or cash flows. It is possible that if one or more of such matters were decided against the Company, the effects could be material to the Company’s results of operations in the period in which the Company would be required to record or adjust the related liability and could also be material to the Company’s financial condition and cash flows in the periods in which the Company would be required to pay such liability.

22. SUBSEQUENT EVENTS

On February 1, 2017, the Company acquired all of the outstanding equity interests in Red Wolf Company, LLC, a North Carolina limited liability company (“Red Wolf”), a fabricator, kitter and assembler of industrial systems primarily supporting the global gas turbine market, for approximately $16,500 paid at closing, and up to $9,900 in contingent consideration payable in cash and, at the election of the Company, up to 50% in the form of shares of the Company’s common stock.   The operations of Red Wolf will be reported in a new Process Systems segment of the Company.

As of February 22, 2017, the initial accounting for the business combination has not been completed, including the measurement of certain intangible assets and goodwill.  Acquisition costs for the Red Wolf acquisition were $135.

The amounts of pro forma, unaudited net revenues and net income (loss) of the combined entity, before the impact of purchase accounting, had the acquisition date been January 1, 2015 are as follows:

Period	Net revenues	Net income (loss)
For the Year Ended 2016	$ 213,218	$ 6,274
For the Year Ended 2015	$ 222,501	$ (18,963)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1

Membership Interest Purchase Agreement dated as of February 1, 2017, by and among the Company, Christopher J. Brice , Lewis J. Hendrix and Kimberley M. Sutton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 1, 2017)

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

10.3†

Amended and Restated Employment Agreement dated as of December 17, 2012 between the Company and Stephanie K. Kushner (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K filed December 21, 2012)

10.4†

Severance and Non‑Competition Agreement, dated as of February 21, 2014 between the Company and David W. Fell (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.5†

Severance and Non‑Competition Agreement, dated as of December 15, 2011 between the Company and Robert R. Rogowski (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.6†

Severance and Non‑Competition Agreement, dated as of July 8, 2014 between the Company and Erik W. Jensen (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.7†

Separation Agreement dated as of November 30, 2015 between the Company and Peter C. Duprey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed December 17, 2015)

10.8†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2010)
10.9†	Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed October 26, 2007)

10.10†

Amended and Restated Broadwind Energy, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2012)

10.11†	Broadwind Energy, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2012)
10.12†	Broadwind Energy, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed on March 12, 2015)
10.13†	Form of Executive Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2010)
10.14†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2012)
10.15†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2012)
10.16†	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2012)
10.17†

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.18†

Form of Restricted Stock Unit Award Agreement (Extended Executive Team) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.19†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)
10.20

Loan and Security Agreement dated as of August 23, 2012 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc. and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed August 23, 2012)

10.21

First Amendment to Loan and Security Agreement and Waiver dated as of February 13, 2013 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2012)

10.22

Second Amendment to Loan and Security Agreement and Waiver dated as of September 30, 2013 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2013)

10.23

Third Amendment to Loan and Security Agreement and Waiver dated as of June 25, 2014 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2014)

10.24

Fourth Amendment to Loan and Security Agreement and Waiver dated as of July 22, 2014 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2014)

10.25

Fifth Amendment to Loan and Security Agreement and Waiver dated as of November 6, 2014 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2014)

10.26

Sixth Amendment to Loan and Security Agreement and Waiver dated as of March 27, 2015 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2015)

10.27

Seventh Amendment to Loan and Security Agreement and Waiver dated as of June 29, 2015 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 8‑K filed July 2, 2015)

10.28

Term Loan Rider dated June 29, 2015 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc. and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 8‑K filed July 2, 2015)

10.29

Term Note dated June 29, 2015 from the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, and Broadwind Towers, Inc. to AloStar Bank of Commerce (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 8‑K filed July 2, 2015)

10.30

Eighth Amendment to Loan and Security Agreement and Waiver dated October 16, 2015 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2015)

10.31

Ninth Amendment to Loan and Security Agreement and Waiver dated February 23, 2015 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.32

Tenth Amendment to Loan and Security Agreement and Waiver, dated August 29, 2016 among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., 1309 South Cicero Avenue, LLC, 5100 Neville Road, LLC and AloStar Bank of Commerce (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10 Q for the quarterly period ended September 30, 2016)

10.33†

Second Amended and Restated Employment Agreement, dated May 20, 2016, between the Company and Stephanie K. Kushner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2016)

10.34†

Severance and Non-Competition Agreement, dated August 9, 2016, between the Company and Jason L. Bonfigt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2016)

10.35

Loan and Security Agreement, dated October 26, 2016, among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, and Broadwind Towers, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10 Q for the quarterly period ended September 30, 2016)

10.36

First Amendment to Loan and Security Agreement, dated February 10, 2017, among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc. and The PrivateBank and Trust Company (filed herewith)

10.37	Joinder to Loan and Security Agreement, dated February 10, 2017, executed by Red Wolf Company, LLC (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of KPMG LLP (filed herewith)
23.2	Consent of RSM LLP (filed herewith)
31	Rule 13a‑14(a) Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith)

†Indicates management contract or compensation plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2017.

BROADWIND ENERGY, INC.

By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Stephanie K. Kushner	President, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)	February 23, 2017
Stephanie K. Kushner

/s/ Jason L. Bonfigt	Vice President and Corporate Controller (Principal Accounting Officer)	February 23, 2017
Jason L. Bonfigt

/s/ David P. Reiland	Director and Chairman of the Board	February 23, 2017
David P. Reiland

/s/ Terence P. Fox	Director	February 23, 2017
Terence P. Fox

/s/ Persio V. Lisboa	Director	February 23, 2017
Persio V. Lisboa

/s/ Thomas A. Wagner	Director	February 23, 2017
Thomas A. Wagner

/s/ Cary B. Wood	Director	February 23, 2017
Cary B. Wood