Form 10-Q
period 2017-03-31
BROADWIND ENERGY, INC.
filed 2017-05-02
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ Emerging growth company ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period to comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares of registrant’s common stock, par value $0.001, outstanding as of April 25, 2017:  14,981,751.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$216	$18,699
Short-term investments	—	3,171
Restricted cash	39	39
Accounts receivable, net of allowance for doubtful accounts of $153 and $145 as of March 31, 2017 and December 31, 2016, respectively	23,690	11,865
Inventories, net	25,775	21,159
Prepaid expenses and other current assets	2,027	2,449
Current assets held for sale	626	808
Total current assets	52,373	58,190
LONG-TERM ASSETS:
Property and equipment, net	55,982	54,606
Goodwill	5,568	—
Other intangible assets, net	17,491	4,572
Other assets	274	294
TOTAL ASSETS	$131,688	$117,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and notes payable	$6,494	$—
Current portions of capital lease obligations	470	465
Accounts payable	19,495	15,852
Accrued liabilities	8,536	8,430
Customer deposits	13,574	18,011
Current liabilities held for sale	371	493
Total current liabilities	48,940	43,251
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,600	2,600
Long-term capital lease obligations, net of current portions	918	1,038
Other	4,098	2,190
Total long-term liabilities	7,616	5,828
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,255,688 and 15,175,767 shares issued as of March 31, 2017, and December 31, 2016, respectively	15	15
Treasury stock, at cost, 273,937 shares as of March 31, 2017 and December 31, 2016	(1,842)	(1,842)
Additional paid-in capital	379,098	378,876
Accumulated deficit	(302,139)	(308,466)
Total stockholders’ equity	75,132	68,583
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,688	$117,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues	$56,060	$46,757
Cost of sales	49,686	42,795
Gross profit	6,374	3,962
OPERATING EXPENSES:
Selling, general and administrative	4,420	4,075
Intangible amortization	351	111
Total operating expenses	4,771	4,186
Operating income (loss)	1,603	(224)
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(139)	(154)
Other, net	—	12
Total other expense, net	(139)	(142)
Net income (loss) before benefit for income taxes	1,464	(366)
Benefit for income taxes	(5,018)	(8)
INCOME (LOSS) FROM CONTINUING OPERATIONS	6,482	(358)
LOSS FROM DISCONTINUED OPERATIONS	(155)	(19)
NET INCOME (LOSS)	$6,327	$(377)
NET INCOME (LOSS) PER COMMON SHARE—BASIC:
Income (loss) from continuing operations	$0.43	$(0.02)
Loss from discontinued operations	(0.01)	(0.00)
Net income (loss)	$0.42	$(0.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	14,929	14,758
NET INCOME (LOSS) PER COMMON SHARE—DILUTED:
Income (loss) from continuing operations	$0.43	$(0.02)
Loss from discontinued operations	(0.01)	(0.00)
Net income (loss)	$0.42	$(0.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	15,195	14,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2015	15,012,789	$15	(273,937)	$(1,842)	$378,104	$(308,785)	$67,492
Stock issued for restricted stock	157,331	—	—	—	—	—	—
Stock issued under stock option plans	5,647	—	—	—	19	—	19
Share-based compensation	—	—	—	—	753	—	753
Net income	—	—	—	—	—	319	319
BALANCE, December 31, 2016	15,175,767	$15	(273,937)	$(1,842)	$378,876	$(308,466)	$68,583
Stock issued for restricted stock	79,921	—	—	—	—	—	—
Stock issued under stock option plans	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	222	—	222
Net income	—	—	—	—	—	6,327	6,327
BALANCE, March 31, 2017	15,255,688	$15	(273,937)	$(1,842)	$379,098	$(302,139)	$75,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,327	$(377)
Loss from discontinued operations	(155)	(19)
Income (loss) from continuing operations	6,482	(358)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	2,101	1,657
Deferred income taxes	(5,050)	—
Stock-based compensation	222	259
Allowance for doubtful accounts	8	80
Gain on disposal of assets	(2)	(138)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(9,037)	(2,753)
Inventories	382	5,348
Prepaid expenses and other current assets	423	(55)
Accounts payable	2,883	1,848
Accrued liabilities	(2,356)	(129)
Customer deposits	(4,440)	(2,163)
Other non-current assets and liabilities	239	(535)
Net cash (used in) provided by operating activities of continuing operations	(8,145)	3,061
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition	(16,659)	—
Purchases of available for sale securities	—	(1,978)
Sales of available for sale securities	2,221	36
Maturities of available for sale securities	950	2,425
Purchases of property and equipment	(3,261)	(950)
Proceeds from disposals of property and equipment	2	—
Net cash used in investing activities of continuing operations	(16,747)	(467)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit and notes payable	6,494	—
Payments on long-term debt	—	(179)
Principal payments on capital leases	(114)	(147)
Net cash provided by (used in) financing activities of continuing operations	6,380	(326)
DISCONTINUED OPERATIONS:
Operating cash flows	74	826
Investing cash flows	—	151
Financing cash flows	(109)	(12)
Net cash (used in) provided by discontinued operations	(35)	965
Add: Cash balance of discontinued operations, beginning of period	2	—
Less: Cash balance of discontinued operations, end of period	—	2
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(18,545)	3,231
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH beginning of the period	18,800	6,519
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH end of the period	$255	$9,750
Supplemental cash flow information:
Interest paid	$77	$143
Income taxes paid	$3	$12
Contingent consideration related to business acquisition	$2,944	$—
Non-cash investing and financing activities:
Issuance of restricted stock grants	$222	$259
Red Wolf acquisition:
Assets acquired	$27,157	$—
Liabilities assumed	$7,554	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. (the “Company”) and its wholly-owned subsidiaries Broadwind Towers, Inc. (“Broadwind Towers”), Brad Foote Gear Works, Inc. (“Brad Foote”), and Red Wolf Company, LLC (“Red Wolf”).  See the discussion of the Red Wolf acquisition in Note 17 “Business Combinations” of these condensed consolidated financial statements.  All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2017. The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In February 2017, the Company acquired Red Wolf and formed the Process Systems segment. Consequently, the Company has revised its segment presentation to include three reportable operating segments: Towers and Weldments, Gearing and Process Systems. All current results have been presented to reflect this change. See Note 14, “Segment Reporting” of these condensed consolidated financial statements for further discussion of reportable segments.

Except for the business combination discussed in Note 17 “Business Combinations” of these condensed consolidated financial statements, there have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2017 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Company Description

Through its subsidiaries, the Company provides technologically advanced high-value products to energy, mining and infrastructure sector customers, primarily in the United States (the “U.S.”). The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 89% of the Company’s revenue during the first three months of 2017.

Outside of the wind energy market, the Company provides precision gearing, specialty weldments, and fabrication, kitting, and assemblies of industrial systems to a broad range of customers for oil and gas (“O&G”), mining and other industrial applications.

Liquidity

The Company meets its short term liquidity needs through cash generated from operations, its available cash balances and the Credit Facility (as defined below). The Company uses the Credit Facility from time to time to fund temporary increases in working capital.

See Note 8, “Debt and Credit Agreement” of these condensed consolidated financial statements for a complete description of the Credit Facility and the Company’s other debt.

Total debt and capital lease obligations at March 31, 2017 totaled $10,482, and the Company is obligated to make principal payments under the outstanding debt totaling $6,964 over the next twelve months.

Prior to 2016, the Company continuously incurred annual operating losses. The Company anticipates that current cash resources, amounts available under the Credit Facility, and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. If assumptions regarding the Company’s production, sales and subsequent collections from certain of the Company’s large customers, as well as customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company’s operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could lose access to the Credit Facility. This could limit the Company’s operational flexibility or require a delay in making planned investments. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash available to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, or that credit facilities will be available in an amount sufficient to enable the Company to meet these financial obligations.

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016, as follows:

	Three Months Ended
	March 31,
	2017	2016
Basic earnings per share calculation:
Net income (loss)	$6,327	$(377)
Weighted average number of common shares outstanding	14,929,358	14,758,482
Basic net income (loss) per share	$0.42	$(0.03)
Diluted earnings per share calculation:
Net income (loss)	$6,327	$(377)
Weighted average number of common shares outstanding	14,929,358	14,758,482
Common stock equivalents:
Stock options and non-vested stock awards	265,584	—
Weighted average number of common shares outstanding	15,194,942	14,758,482
Diluted net income (loss) per share	$0.42	$(0.03)

NOTE 3 — DISCONTINUED OPERATIONS

The Company’s former Services segment had substantial continued operating losses for several years, due to operating issues and an increasingly competitive environment due in part to increased in-sourcing of service functions by customers. In July 2015, the Company’s Board of Directors (the “Board”) directed management to evaluate potential strategic alternatives with respect to the Services segment. In September 2015, the Board authorized management to sell substantially all of the assets of the Services segment to one or more third-party purchasers, and thereafter to liquidate or otherwise dispose of any such assets remaining unsold. The Company began negotiations to sell substantially all the assets of the Services segment in the third quarter of 2015. The exit of this business was a strategic shift that has had a major effect on the Company; therefore, the Company reclassified the related assets and liabilities of the Services segment as held for sale. In connection with the divestiture, which was substantially completed in December 2015, the Company sold $5,406 of net assets, resulting in a $2,096 loss. In addition, the Company has also recorded asset impairment charges to reduce the carrying value of the net assets held for sale to their estimated fair value. The impairment charge and loss on sale is included in “Loss from discontinued operations” in “Results of Discontinued Operations.”

Results of Discontinued Operations

Results of operations for the Services segment, which are reflected as discontinued operations in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, were as follows:

	Three Months Ended March 31,
	2017	2016
Revenues	$68	$43
Cost of sales	(65)	(284)
Selling, general and administrative	(7)	(29)
Interest expense, net	—	7
Other income and expense items	—	1
Impairment of held for sale assets and liabilities and gain on sale of assets	(151)	243
Loss from discontinued operations	$(155)	$(19)

The Company also reviewed the status of remaining inventory, which resulted in $151 of impairment expense during the three months ended March 31, 2017.

Assets and Liabilities Held for Sale

Assets and liabilities classified as held for sale in the Company’s condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 include the following:

	March 31,	December 31,
	2017	2016
Assets:
Accounts receivable, net	$130	$172
Inventories, net	99	807
Prepaid expenses and other current assets	44	55
Assets Held For Sale Related To Discontinued Operations	273	1,034
Impairment of discontinued assets held for sale	—	(579)
Total Assets Held For Sale Related To Discontinued Operations	$273	$455
Liabilities:
Accounts payable	$55	$22
Accrued liabilities	17	121
Customer deposits and other current obligations	3	3
Other long-term liabilities	3	3
Total Liabilities Held For Sale Related To Discontinued Operations	$78	$149

NOTE 4 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. Marketable investments with original maturities between three and twelve months are recorded as short-term investments. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded as interest income which is netted against interest expense in the Company’s condensed consolidated statements of operations. As of March 31, 2017 and December 31, 2016, cash and cash equivalents totaled $216 and $18,699, respectively, and short-term investments totaled $0 and $3,171, respectively. The components of cash and cash equivalents and short-term investments as of March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31,	December 31,
	2017	2016
Cash and cash equivalents:
Cash	$216	$16,821
Money market funds	—	1,878
Total cash and cash equivalents	216	18,699
Short-term investments (available-for-sale):
Corporate & municipal bonds	—	3,171
Total cash and cash equivalents and short-term investments	$216	$21,870

NOTE 5 — INVENTORIES

The components of inventories as of March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31,	December 31,
	2017	2016
Raw materials	$18,511	$14,174
Work-in-process	6,146	5,321
Finished goods	3,375	3,342
	28,032	22,837
Less: Reserve for excess and obsolete inventory	(2,257)	(1,678)
Net inventories	$25,775	$21,159

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities as part of the Company’s acquisition of Red Wolf. Goodwill is not amortized but is tested annually for impairment. The Company recognized $5,568 of goodwill as a result of the Red Wolf acquisition, which is included it in the Process Systems segment. See Note 14, “Segment Reporting” for further discussion of the Company’s segments. As the Company’s acquisition accounting is incomplete, the Company may adjust the amounts recorded as of March 31, 2017 to reflect any revised valuations of the assets acquired or liabilities assumed.

Other intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed during 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf during 2017. See Note 17, “Business Combinations” of these condensed consolidated financial statements for further discussion of the Red Wolf acquisition. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 6 to 20 years. The Company tests other intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the first quarter of 2017, the Company continued to identify triggering events associated with the Gearing segment’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its long-lived assets associated with the Gearing segment. Based upon the Company’s March 31, 2017 impairment assessment, the undiscounted cash flows based upon the Company’s most recent projections were less than the carrying amount of the relevant asset groups within the Gearing segment, and a possible impairment to these assets was indicated under Accounting Standards Codifications 360 (“ASC 360”). However, based on third-party appraisals and other estimates of the fair value of the assets, the Company determined that the fair value of these assets is in excess of their carrying amounts under ASC 360. In making the determination, the Company assumed that the assets would be exchanged in an orderly transaction between market participants and would represent the highest and best use of these assets. Based on the analysis, the Company determined that no impairment to this asset group was indicated as of March 31, 2017.

As of March 31, 2017 and December 31, 2016, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	March 31, 2017				December 31, 2016
				Weighted				Weighted
			Net	Average			Net	Average
	Cost	Accumulated	Book	Amortization	Cost	Accumulated	Book	Amortization
	Basis	Amortization	Value	Period	Basis	Amortization	Value	Period
Intangible assets:
Goodwill	$5,568	$—	$5,568		$—	$—	$—
Noncompete agreements	170	(5)	165	6.0	—	—	—
Customer relationships	15,979	(3,959)	12,020	8.6	3,979	(3,726)	253	7.2
Trade names	9,099	(3,793)	5,306	19.3	7,999	(3,680)	4,319	20.0
Intangible assets	$30,816	$(7,757)	$23,059	10.2	$11,978	$(7,406)	$4,572	15.8

As of March 31, 2017, estimated future amortization expense is as follows:

2017	$1,413
2018	1,884
2019	1,884
2020	1,884
2021	1,884
2022 and thereafter	8,542
Total	$17,491

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31,	December 31,
	2017	2016
Accrued payroll and benefits	$3,046	$4,422
Accrued property taxes	216	99
Income taxes payable	156	127
Accrued professional fees	233	236
Accrued warranty liability	601	671
Accrued regulatory settlement	—	500
Accrued environmental reserve	1,224	1,241
Accrued self-insurance reserve	831	909
Accrued other	2,229	225
Total accrued liabilities	$8,536	$8,430

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31,	December 31,
	2017	2016
Line of credit	$6,494	$—
Term loans and notes payable	2,600	2,600
Less: Current portion	(6,494)	—
Long-term debt, net of current maturities	$2,600	$2,600

Credit Facility

On October 26, 2016, the Company established a $20,000 three-year secured revolving line of credit (the “Credit Facility”) with The PrivateBank and Trust Company (“PrivateBank”) to replace the Company’s prior credit facility with AloStar Bank of Commerce. The Company incurred extinguishment losses of $77 related to the write-off of unamortized debt issuance costs. Under the Credit Facility, PrivateBank will advance funds when requested against a borrowing base consisting of up to 85% of the face value of eligible accounts receivable of the Company, up to 50% of the book value of eligible inventory of the Company and up to 50% of the appraised value of eligible machinery, equipment and certain real property up to $10,000. Borrowings under the Credit Facility bear interest at a per annum rate equal to the applicable London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.25% to 3.00%, or the applicable base rate plus a margin ranging from 0.00% to 1.00%, both of which are based on the Company’s trailing twelve-month EBITDA (earnings before interest, taxes, depreciation, amortization, share-based payments and restructuring costs). The Company also pays an unused facility fee to PrivateBank equal to 0.50% per annum on the unused portion of the Credit Facility, along with other standard fees. The Credit Facility contains customary representations and warranties. It also contains a requirement that the Company, on a consolidated basis, maintain a minimum Fixed Charge Coverage Ratio Covenant, along with other customary restrictive covenants. The obligations under the Credit Facility are secured by, subject to certain exclusions, (i) a first priority security interest in all accounts receivable, inventory, equipment, cash and investment property of the Company, and (ii) a mortgage on the Company’s Abilene, Texas tower facility. On February 10, 2017, a First Amendment to Loan and Security Agreement and Joinder to Loan and Security Agreement were executed to add Red Wolf as a borrower under the Credit Facility. On March 27, 2017, the parties executed a Second Amendment to Loan and Security Agreement and an Amended and Restated Revolving Note to increase the amount of the Credit Facility to $25,000.

As of March 31, 2017, there was $6,494 of outstanding indebtedness under the Credit Facility. The Company had the ability to borrow up to $17,356, under the Credit Facility as of March 31, 2017.

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

The following tables represent the fair values of the Company’s financial assets as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Gearing equipment	$—	$—	$353	$353
Gearing Cicero Ave. facility	—	—	560	560
Services assets	—	—	273	273
Total assets at fair value	$—	$—	$1,186	$1,186

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Corporate & municipal bonds and money market funds	$—	$5,049	$—	$5,049
Assets measured on a nonrecurring basis:
Gearing equipment	—	—	353	353
Gearing Cicero Ave. facility	—	—	560	560
Services assets	—	—	455	455
Total assets at fair value	$—	$5,049	$1,368	$6,417

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and customer deposits, approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company’s long-term debt and capital leases is approximately equal to its fair value.

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

The investment in select Gearing equipment, shown as $353 at March 31, 2017, is associated with the Company’s activities to update and consolidate the Gearing segment asset base.

The carrying value of the land and building comprising one of Brad Foote’s facilities located in Cicero, Illinois (the “Cicero Avenue Facility”) of $560 reflects the expected proceeds associated with selling this facility after environmental remediation is complete. As the Cicero Avenue Facility is not immediately available for sale, it has not been classified as Assets Held for Sale.

Following the Board’s approval of a plan to divest the Company’s Services segment, the Company has been able to evaluate the value of the segment’s assets on the open market; therefore, the Company has utilized this measurement to determine the fair value of the Services segment assets.

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of March 31, 2017, the Company has a full valuation allowance recorded against deferred tax assets. During the three months ended March 31, 2017, the Company recorded a benefit for income taxes of $5,018, compared to a benefit for income taxes of $8 during the three months ended March 31, 2016. The income tax benefit during the quarter ended March 31, 2017 included an income tax benefit of $5,060 from the partial release of the valuation allowance, net of Red Wolf’s current state taxes, resulting from the consolidation of the Company’s deferred tax assets with Red Wolf’s deferred tax liabilities upon acquisition.

The Company files income tax returns in U.S. federal and state jurisdictions. As of March 31, 2017, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2016, the Company had net operating loss (“NOL”) carryforwards of $210,820 expiring in various years through 2036.

 It is reasonably possible that unrecognized tax benefits will decrease by up to approximately $68 as a result of the expiration of the applicable statutes of limitations within the next twelve months. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), generally imposes an annual limitation on the amount of NOL carryforwards and associated built-in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company’s ability to utilize NOL carryforwards and built-in losses may be limited, under Section 382 of the IRC or otherwise, by the Company’s issuance of common stock or by other changes in stock ownership. Upon completion of the Company’s analysis of IRC Section 382, the Company has determined that aggregate changes in stock ownership have triggered an annual limitation on NOL carryforwards and built-in losses available for utilization. To the extent the Company’s use of NOL carryforwards and associated built-in losses is significantly limited in the future due to additional changes in stock ownership, the Company’s income could be subject to U.S. corporate income tax earlier than it would be if the Company were able to use NOL carryforwards and built-in losses without such limitation, which could result in lower profits and the loss of benefits from these attributes.

In February 2013, the Board adopted a Stockholder Rights Plan, which was amended in February 2016 and approved by our stockholders (as amended, the “Rights Plan”), designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under IRC Section 382. The Rights Plan was subsequently ratified by the Company’s stockholders at the Company’s 2013 Annual Meeting of Stockholders.  The Rights Plan was amended and extended for an additional three years on February 5, 2016, and such extension was subsequently ratified by the Company’s stockholders at the Company’s 2016 Annual Meeting of Stockholders.

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

As of March 31, 2017, the Company had $52 of unrecognized tax benefits, all of which would have a favorable impact on income tax expense. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had accrued interest and penalties of $32 as of March 31, 2017. As of December 31, 2016, the Company had unrecognized tax benefits of $69, of which $42 represented accrued interest and penalties.

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

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. As of March 31, 2017, the Company had reserved 30,233 shares for issuance upon the exercise of stock options outstanding and no shares for issuance upon the vesting of restricted stock unit (“RSU”) awards outstanding. As of March 31, 2017, 253,659 shares of common stock reserved for stock options and RSU awards under the 2007 EIP had been issued in the form of common stock.

2012 Equity Incentive Plan

The Company has granted incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2012 Equity Incentive Plan (the “2012 EIP”), which was approved by the Board in March 2012 and by the Company’s stockholders in May 2012.

The 2012 EIP reserved 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of March 31, 2017, the Company had reserved 37,205 shares for issuance upon the exercise of stock options outstanding and 33,894 shares for issuance upon the vesting of RSU awards outstanding. As of March 31, 2017, 610,357 shares of common stock reserved for stock options and RSU awards under the 2012 EIP had been issued in the form of common stock.

2015 Equity Incentive Plan

The Company has granted equity awards pursuant to the Broadwind Energy, Inc. 2015 Equity Incentive Plan (the “2015 EIP,” and together with the 2007 EIP and the 2012 EIP, the “Equity Incentive Plans”), which was approved by the Board in February 2015 and by the Company’s stockholders in April 2015. The purposes of the Equity Incentive Plans are to (a) align the interests of the Company’s stockholders and recipients of awards under the Equity Incentive Plans by increasing the proprietary interest of such recipients in the Company’s growth and success; (b) advance the interests of the Company by attracting and retaining officers, other employees, non-employee directors and independent contractors; and (c) motivate such persons to act in the long-term best interests of the Company and its stockholders. Under the Equity Incentive Plans, the Company may grant (i) non-qualified stock options; (ii) “incentive stock options” (within the meaning of IRC Section 422); (iii) stock appreciation rights; (iv) restricted stock and RSUs; and (v) performance awards.

The 2015 EIP reserves 1,100,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of March 31, 2017, the Company had reserved 630,899 shares for issuance upon the vesting of RSU awards outstanding. As of March 31, 2017, 101,127 shares of common stock reserved for RSU awards under the 2015 EIP had been issued in the form of common stock.

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

The following table summarizes stock option activity during the three months ended March 31, 2017 under the Equity Incentive Plans, as follows:

		Weighted Average
	Options	Exercise Price
Outstanding as of December 31, 2016	67,438	$24.96
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding as of March 31, 2017	67,438	$24.96
Exercisable as of March 31, 2017	67,438	$24.96

The following table summarizes RSU activity during the three months ended March 31, 2017 under the Equity Incentive Plans, as follows:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2016	492,176	$3.56
Granted	270,231	$5.43
Vested	(89,696)	$3.38
Forfeited	(7,918)	$4.69
Unvested as of March 31, 2017	664,793	$4.33

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of the price of the Company’s stock over the expected life of the awards and actual and projected stock option exercise behavior. No stock options were granted during the three months ended March 31, 2017.

The Company utilized a forfeiture rate of 25% during the three months ended March 31, 2017 and 2016 for estimating the forfeitures of equity compensation granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, as follows:

	Three Months Ended March 31,
	2017	2016
Share-based compensation expense:
Cost of sales	$30	$24
Selling, general and administrative	192	235
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net income (loss)	$222	$259
Reduction in earnings per share:
Basic earnings per share	$0.01	$0.02

Diluted earnings per share	$0.01	$0.02

(1)

Income tax benefit is not illustrated because the Company is currently in a full tax valuation allowance position and an actual income tax benefit was not realized for the three months ended March 31, 2017 and 2016. The result of the income (loss) situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

As of March 31, 2017, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and RSUs, in the amount of approximately $1,892 will be recognized through 2020. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which amends the guidance in former Accounting Standards Codification Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirement in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted for annual reporting periods beginning on or after December 15, 2016, including interim periods within that annual period. The Company will adopt the provisions of ASU 2014-09 and ASU 2015-14 for the fiscal year beginning January 1, 2018 and has elected the modified retrospective approach. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires that inventory be measured at the lower of cost or net realizable value. Prior to the issuance of the new guidance, inventory was measured at the lower of cost or market. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies for preparers. Inventory measured using the last-in, first-out (LIFO) method and the retail inventory method are not impacted by the new guidance. This ASU will be effective for public entities with annual reporting periods beginning after December 15, 2016. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. This ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current guidance. In addition, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business. The amendments in this ASU provide a screen to determine when a set (group of assets and activities) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. This ASU will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted under special circumstances. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the test for goodwill impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2, which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill, from the goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This ASU will be effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

NOTE 14 — SEGMENT REPORTING

The Company is organized into reporting segments based on the nature of the products offered and business activities from which it earns revenues and incurs expenses for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision maker. In September 2015, the Board approved a plan to divest or otherwise exit the Company’s Services segment; consequently, this segment is now reported as a discontinued operation. All current and prior period financial results have been revised to reflect these changes. Effective upon the acquisition of Red Wolf on February 1, 2017, as more fully described in Note 17, “Business Combinations” in the notes to our condensed consolidated financial statements, the Company is reporting operations in a new segment, Process Systems. The Company’s segments and their product and service offerings are summarized below:

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

Process Systems

The Company acquired Red Wolf on February 1, 2017 and as a result, aggregated its Abilene compressed natural gas (“CNG”) and fabrication business with Red Wolf to form the Process Systems reportable segment. This segment provides contract manufacturing services that include build-to-spec, kitting, fabrication and inventory management for customers throughout the U.S. and in foreign countries, primarily supporting the natural gas generation market.

Gearing

The Company engineers, builds and remanufactures precision gears and gearing systems for O&G, wind, mining, steel and other industrial applications. The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment processes in Neville Island, Pennsylvania.

Corporate and Other

“Corporate” includes the assets and selling, general and administrative expenses of the Company’s corporate office. “Eliminations” comprises adjustments to reconcile segment results to consolidated results.

Summary financial information by reportable segment for the three months ended March 31, 2017 and 2016 is as follows:

	Towers and	Process
	Weldments	Systems	Gearing	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2017
Revenues from external customers	$48,895	$3,294	$3,871	$—	$—	$56,060
Operating profit (loss)	5,849	(822)	(1,531)	(1,893)	—	1,603
Depreciation and amortization	1,091	334	626	50	—	2,101
Capital expenditures	2,660	272	200	129	—	3,261

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2016
Revenues from external customers	$42,015	$4,742	$—	$—	$46,757
Intersegment revenues	—	18	—	(18)	—
Net revenues	42,015	4,760	—	(18)	46,757
Operating profit (loss)	3,241	(1,202)	(2,263)	—	(224)
Depreciation and amortization	966	639	52	—	1,657
Capital expenditures	738	209	3	—	950

	Total Assets as of
	March 31,	December 31,
Segments:	2017	2016
Towers	$49,195	$45,367
Process Systems	29,155	—
Gearing	30,588	30,062
Assets held for sale	626	808
Corporate	250,963	244,184
Eliminations	(228,839)	(202,759)
	$131,688	$117,662

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

In connection with the Company’s restructuring initiatives, during the third quarter of 2012, the Company identified a liability associated with the planned sale of the Cicero Avenue Facility. The liability is associated with environmental remediation costs that were identified while preparing the site for sale. During 2013, the Company applied for and was accepted into the Illinois Environmental Protection Agency (“IEPA”) voluntary site remediation program. In the first quarter of 2014, the Company completed a comprehensive review of remedial options for the Cicero Avenue Facility and selected a preferred remediation technology. As part of the voluntary site remediation program, the Company submitted a plan to the IEPA for approval to conduct a pilot study to test the effectiveness of the selected remediation technology. In the third quarter of 2015, the Company obtained additional information regarding potential remediation options and modified the remediation plan, which caused an increase in the estimated cost of remediation and resulted in the Company increasing its reserve associated with this matter by $874. The Company is currently reviewing these options and will continue to reevaluate its remediation activities and the reserve balance associated with this matter as additional information is obtained. As of March 31, 2017 and December 31, 2016, the accrual balance associated with this matter totaled  $1,224 and $1,241, respectively.

Warranty Liability

The Company provides warranty terms that range from one to five years for various products supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of March 31, 2017 and 2016, estimated product warranty liability was $601 and $582, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$671	$601
Addition to (reduction of) warranty reserve	(44)	(11)
Warranty claims	(26)	(8)
Balance, end of period	$601	$582

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the three months ended March 31, 2017 and 2016 consisted of the following:

	For the Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$145	$84
Bad debt expense	8	80
Balance at end of period	$153	$164

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of March 31, 2017.

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, the Company began to self-insure for its workers’ compensation liabilities, including reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. The Company takes into account claims incurred but not reported when determining its workers’ compensation reserves. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. Although the Company entered into a guaranteed cost program at the beginning of the third quarter of 2016, the Company maintained a liability for the trailing claims from the self-insured policy. As of March 31, 2017, the Company had $831 accrued for self-insured workers’ compensation liabilities.

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

See Note 16, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements for a discussion of a strategic financing transaction (the “NMTC Transaction”) which originally related to the Company’s drivetrain service center in Abilene, Texas (the “Abilene Gearbox Facility”), and was amended in August 2015 to also include the activities of the Company’s heavy industries business conducted at the same location in Abilene, Texas (the “Abilene Heavy Industries Facility”). The Abilene Gearbox Facility focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing. The Abilene Heavy Industries Facility focuses on heavy weldment fabrication and assembly for industries including those related to compressed natural gas distribution. Pursuant to the NMTC Transaction, the gross loan and investment in the Abilene Heavy Industries Facility and the Abilene Gearbox Facility of $10,000 is expected to generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One, National Association (“Capital One”). The Abilene Heavy Industries Facility and/or the Abilene Gearbox Facility must operate and remain in compliance with the terms and conditions of the NMTC Transaction during the seven-year compliance period, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with the NMTC Transaction.

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

The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company’s condensed consolidated balance sheet as of March 31, 2017. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest in the third quarter of 2018. Capital One may exercise an option to put its investment to the Company and receive $130 from the Company at that time. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The

Company expects that Capital One will exercise the put option at the end of the tax credit recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

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

The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One’s net contribution of $2,600 is included in Long Term Debt, Net of Current Maturities in the condensed consolidated balance sheet as of March 31, 2017. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred.

NOTE 17 — BUSINESS COMBINATIONS

Overview

On January 30, 2017, the Company announced that it had agreed upon the material terms to acquire Red Wolf, a Sanford, North Carolina-based, privately held fabricator, kitter and assembler of industrial systems primarily supporting the global gas turbine market, for approximately $19,603, subject to certain adjustments. The transaction closed on February 1, 2017, and Red Wolf is being operated as a wholly-owned subsidiary of Broadwind.

Accounting for the Transaction

The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition costs will generally be expensed as incurred, (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. ASC 805 requires that any excess of purchase price over fair value of assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill. Red Wolf’s results are included in the Company’s results from the acquisition date of February 1, 2017.

The purchase price of the transaction totaled $19,603, of which $16,500 was paid in cash and $2,944 is the expected value of contingent future earn-out payments. The Company recorded $1,591 of this contingency in accrued liabilities and the remaining $1,353 in other long-term liabilities.

The contingent consideration arrangement requires the Company to pay the former owners of Red Wolf a payout if Red Wolf achieves a targeted profitability benchmark. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $9,900. Annual earn-out payments may not exceed $4,950. The fair value of the contingent consideration arrangement of $2,944 was estimated by using a Monte Carlo simulation. Key assumptions include a discount rate of 19%.

The purchase price is subject to several potential adjustments, which have not yet been finalized. The Company’s preliminary allocation of the $19,603 purchase price to Red Wolf’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of February 1, 2017, is included in the table below. Goodwill is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is not deductible for tax purposes.

The preliminary purchase price allocation as of February 1, 2017 is as follows (in thousands):

Assets acquired and liabilities assumed:
Cash and cash equivalents	$ 63

Receivables	2,796
Inventories, net	4,998
Property and equipment, net	462
Intangible assets, net	13,270
Goodwill (estimated)	5,568
Liabilities assumed	(7,554)
Total purchase price	$ 19,603

The preliminary allocation of the purchase price is based on preliminary valuations performed to determine the fair value of such assets and liabilities as of the acquisition date. As the Company’s acquisition accounting is provisional, the Company may adjust the amounts recorded as of March 31, 2017 to reflect any revised evaluations of the assets acquired or liabilities assumed. Goodwill from this transaction will be allocated to the Company’s Process Systems segment and is not deductible for tax purposes. The Company incurred transaction and integration costs of $138 for the three months ended March 31, 2017 related to the acquisition. These costs were expensed as incurred and were primarily recorded as selling, general, and administrative expenses on the Company’s condensed consolidated statements of operations. Red Wolf recorded revenues of $3,022 and a net loss of $233 from the acquisition date of February 1, 2017.

Pro Forma Results

The Company’s unaudited pro forma results of operations for the quarters ended March 31, 2017 and 2016 assuming the Red Wolf acquisition had occurred as of January 1, 2016 are presented for comparative purposes below. These amounts are based on available information of the results of operations of Red Wolf prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisition been completed on January 1, 2016. The pro forma adjustments related to the acquisition of Red Wolf are based on a preliminary purchase price allocation. Differences between the preliminary and final purchase price allocation could have an impact on the pro forma financial information presented below and that impact could be material. This unaudited pro forma information does not project operating results post acquisition.

This preliminary pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Total revenues	$58,693	$55,400
Net income*	$1,168	$6,116

Pro forma income per common share - basic and diluted	$0.08	$0.41

*The release of a portion of the tax provision related to the acquisition is presented within the three months ended March 31, 2016 net income for pro forma as the release is considered to occur at the time of the acquisition.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1, “Financial Statements,” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 2. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties. As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its subsidiaries.

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

First Quarter Overview

On February 1, 2017, we acquired Red Wolf Company, LLC, a North Carolina limited liability company (“Red Wolf”).  The Red Wolf acquisition enables us to expand our market reach, competencies, capabilities and customer relationships. The Red Wolf acquisition aligns with our new three year growth strategy approved by our Board of Directors (“Board”) in late 2016 to expand and diversify our business through organic growth and strategic bolt-on acquisitions. Red Wolf’s operations will be reported in a new “Process Systems” segment.

We booked $40,022 in new orders in the first quarter of 2017, up from orders of $38,976 in the first quarter of 2016. The increase was due to a $3,779 increase within Gearing segment, notably through increased oil and gas (“O&G”) customer orders and the addition of the orders received through Red Wolf since the acquisition, partially offset by decreased tower orders, which vary considerably quarter to quarter.

We recognized revenue of $56,060 in the first quarter of 2017, a 20% increase compared to $46,757 in the first quarter of 2016. The Towers and Weldments segment revenues increase was due to a 12% increase in towers sold, due to improved operating efficiencies in the Abilene, Texas tower plant (the “Abilene Tower Facility”), and generally strong demand by customers to take advantage of safe harbor provisions associated with equipment purchases linked to projects that will be developed during the next several years.  Gearing revenues were down sharply by $889 or 19%, driven by lower order intake during the second half of 2016.  The Company’s newly formed segment, Process Systems, which includes our Abilene, Texas compressed natural gas (“CNG”) and fabrication facility and Red Wolf, recognized revenue of $3,294. We reported net income of $6,327 or $.42 per share in the first quarter of 2017, compared to a net loss of $377 or $.03 per diluted share in the first quarter of 2016. The current quarter includes a $5,018 or $.34 per share benefit from income taxes due to the release of a portion of the tax provision related to the acquisition of Red Wolf. The increase in earnings from continuing operations was due primarily to the increased throughput and productivity in the Towers and Weldments segment.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

	Three Months Ended March 31,				2017 vs. 2016
		% of Total		% of Total
	2017	Revenue	2016	Revenue	$ Change	% Change
Revenues	$56,060	100.0%	$46,757	100.0%	$9,303	19.9%
Cost of sales	49,686	88.6%	42,795	91.5%	6,891	16.1%
Gross profit	6,374	11.4%	3,962	8.5%	2,412	60.9%
Operating expenses
Selling, general and administrative expenses	4,420	7.9%	4,075	8.7%	345	8.5%
Intangible amortization	351	0.6%	111	0.2%	240	216.2%
Total operating expenses	4,771	8.5%	4,186	8.9%	585	14.0%
Operating income (loss)	1,603	2.9%	(224)	(0.4)%	1,827	815.6%
Other expense
Interest expense, net	(139)	(0.2)%	(154)	(0.3)%	15	9.7%
Other, net	—	—%	12	—%	(12)	(100.0)%
Total other expense, net	(139)	(0.2)%	(142)	(0.3)%	3	2.1%
Net income (loss) before benefit for income taxes	1,464	2.6%	(366)	(0.7)%	1,830	500.0%
Benefit for income taxes	(5,018)	(9.0)%	(8)	—%	(5,010)	(62,625.0)%
Income (loss) from continuing operations	6,482	11.6%	(358)	(0.7)%	6,840	1,910.6%
Loss from discontinued operations	(155)	(0.3)%	(19)	—%	(136)	(715.8)%
Net income (loss)	$6,327	11.3%	$(377)	(0.7)%	$6,704	1,778.2%

Consolidated

Revenues increased by $9,303 from $46,757 during the three months ended March 31, 2016, to $56,060 during the three months ended March 31, 2017. The increase reflects higher sales in Towers and Weldments of $6,880 and the addition of the sales from the Red Wolf acquisition, which were partially offset by lower sales in Gearing of $889. The Towers and Weldments segment revenue increase was due to a 12% increase in towers sold. Gearing revenues were down 19%, due to broadly lower order intake during the second half of 2016.

Gross profit increased by $2,412, from $3,962 during the three months ended March 31, 2016, to $6,374 during the three months ended March 31, 2017. The increase in gross profit was attributable to the continued operating efficiencies improvement in the Abilene Tower Facility and the acquisition of Red Wolf. As a result, our overall gross margin rose from 8.5% during the three months ended March 31, 2016, to 11.4% during the three months ended March 31, 2017.

Operating expenses increased from $4,186 during the three months ended March 31, 2016, to $4,771 during the three months ended March 31, 2017. The increase was attributable primarily to the Red Wolf acquisition and related intangible amortization expenses partially offset by the benefit of favorable claims expense under our self insured medical insurance policy. Operating expenses as a percentage of sales decreased from 8.9% in the prior-year quarter to 8.5% in the current-year quarter.

Income (loss) from continuing operations improved from a loss of $358 during the three months ended March 31, 2016, to income of $6,482 during the three months ended March 31, 2017, as a result of the factors described above and a $5,018 tax benefit due to the release of a portion of the tax provision related to the acquisition of Red Wolf.

Profitability improved from a net loss of $377 during the three months ended March 31, 2016, to net income of $6,327 during the three months ended March 31, 2017, as a result of the factors described above, and an increase in the net loss from discontinued operations, due to inventory liquidation and wind down expenses our Services business.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Orders	$29,088	$35,436
Revenues	48,895	42,015
Operating income	5,849	3,241
Operating margin	12.0%	7.7%

 The decrease in orders is due to the timing of receipt of tower orders in the current year period, and generally lower demand for towers in the upper Midwest, which is served by our Manitowoc Wisconsin production facility. Towers and Weldments segment revenues increased by $6,880, from $42,015 during the three months ended March 31, 2016, to $48,895 during the three months ended March 31, 2017. The increase was primarily due to a 12% increase in towers sold.

Towers and Weldments segment operating income increased by $2,608, from $3,241 during the three months ended March 31, 2016, to $5,849 during the three months ended March 31, 2017. The increase was attributable to the continued improvement in operating efficiencies in the Abilene Tower Facility and strong productivity and cost management at both locations. Operating margin increased from 7.7% during the three months ended March 31, 2016, to 12.0% during the three months ended March 31, 2017.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Orders	$7,319	$3,540
Revenues	3,871	4,760
Operating loss	(1,531)	(1,202)
Operating margin	(39.6)%	(25.3)%

 Gearing segment orders more than doubled from the prior-year quarter due to recovery in demand from O&G customers and the effects of expanding our commercial organization. Gearing segment revenues decreased by $889, from $4,760 during the three months ended March 31, 2016, to $3,871 during the three months ended March 31, 2017. Total revenues were down by 19% due to weak market demand in the second half of 2016 primarily from O&G and mining industry customers.

Gearing segment operating loss increased by $329, from ($1,202) during the three months ended March 31, 2016, to $(1,531) during the three months ended March 31, 2017. The loss increased due to lower sales, the absence of a gain on assets sold of $136, and higher compensation expense of $112. The operating margin deteriorated based on the above items from (25.3%) during the three months ended March 31, 2016, to (39.6%) during the three months ended March 31, 2017.

Process Systems Segment

The following table summarizes the Process Systems segment operating results for the three months ended March 31, 2017:

Three Months Ended
March 31,
2017
Orders	$3,615
Revenues	3,294
Operating income	(822)
Operating margin	(25.0)%

We acquired Red Wolf on February 1, 2017 and as a result, aggregated our Abilene CNG and fabrication business with Red Wolf to form the Process Systems reportable segment. The first quarter loss reflected the absence of any CNG unit shipments and included the $230 adverse impact of inventory revaluation associated with purchase accounting and $240 of intangible amortization associated with the Red Wolf transaction.

Corporate and Other

Corporate and Other expenses decreased by $370, from $2,263 during the three months ended March 31, 2016, to $1,893 during the three months ended March 31, 2017. The decrease was attributable to a decrease of $462 in insurance costs and $160 of lower employee compensation, partially offset by higher incentive compensation of $94 and $147 of other employee expenses.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Our most critical accounting policies are related to the following areas: revenue recognition, warranty liability, inventories, intangible assets, long-lived assets, workers’ compensation reserves and income taxes. Details regarding our application of these policies and the related estimates are described fully in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014 09, Revenue from Contracts with Customers, which amends the guidance in former Accounting Standards Codification Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirement in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted for annual reporting periods beginning on or after December 15, 2016, including interim periods within that annual period. We will adopt the provisions of ASU 2014 09 and ASU 2015-14 for the fiscal year beginning January 1, 2018, and have elected the modified retrospective approach. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires that inventory be measured at the lower of cost or net realizable value. Prior to the issuance of the new guidance, inventory was measured at the lower of cost or market. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies for preparers. Inventory measured using the last-in, first-out (LIFO) method and the retail inventory method are not impacted by the new guidance. This ASU will be effective for public entities with annual reporting periods beginning after December 15, 2016. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. This ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Accounting treatment by organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current guidance. In addition, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business. The amendments in this ASU provide a screen to determine when a set (group of assets and activities) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. This ASU will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted under special circumstances. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which the test for goodwill impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2, which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill, from the goodwill impairment test.  Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This ASU will be effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2017, cash and cash equivalents and short-term investments totaled $216, a decrease of $21,654 from December 31, 2016. Total debt and capital lease obligations at March 31, 2017 totaled $10,482, and we had the ability to borrow up to $17,356 under the Credit Facility (as defined below). We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances and the Credit Facility.

On October 26, 2016, we established a $20,000 three-year secured revolving line of credit (the “Credit Facility”) with The PrivateBank and Trust Company (“PrivateBank”) to replace our prior credit facility with AloStar Bank of Commerce. We incurred extinguishment losses of $77 related to the write-off of unamortized debt issuance costs. Under the Credit Facility, PrivateBank will advance funds when requested against a borrowing base consisting of up to 85% of the face value of our eligible accounts receivable of the Company, up to 50% of the book value of our eligible inventory and up to 50% of the appraised value of our eligible machinery, equipment and certain real property up to $10,000. Borrowings under the Credit Facility bear interest at a per annum rate equal to the applicable London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.25% to 3.00%, or the applicable base rate plus a margin ranging from 0.00% to 1.00%, both of which are based on our trailing twelve-month EBITDA (earnings before interest, taxes, depreciation, amortization, share-based payments and restructuring costs). We also pay an unused facility fee to PrivateBank equal to 0.50% per annum on the unused portion of the Credit Facility, along with other standard fees. The Credit Facility contains customary representations and warranties. It also contains a requirement that we, on a consolidated basis, maintain a minimum Fixed Charge Coverage Ratio Covenant, along with other customary restrictive covenants. The obligations under the Credit Facility are secured by, subject to certain exclusions, (i) a first priority security interest in all our accounts receivable, inventory, equipment, cash and investment property, and (ii) a mortgage on our Abilene, Texas tower facility. On February 10, 2017, a First Amendment to Loan and Security Agreement and Joinder to Loan and Security Agreement were executed to add Red Wolf as a borrower under the Credit Facility. On March 27, 2017, the parties executed a Second Amendment to Loan and Security Agreement and an Amended and Restated Revolving Note to increase the amount of the Credit Facility to $25,000.

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

Sources and Uses of Cash

Operating Cash Flows

During the three months ended March 31, 2017, net cash used in operating activities totaled $8,145, compared to net cash provided by operating activities of $3,061 for the three months ended March 31, 2016. The increase in net cash used in operating activities was primarily attributable to an increase in accounts receivable and the decrease in accrued liabilities and customer deposits based on timing of activity.

Investing Cash Flows

During the three months ended March 31, 2017 and 2016, net cash used in investing activities totaled $16,747 and $467, respectively. The increase in net cash used in investing activities as compared to the prior-year period was primarily attributable to the $16,500 cash paid for the Red Wolf acquisition, $3,261 of investments in property and equipment, mostly attributable to supporting the Abilene expansion, partially offset by the $3,171 liquidation of available-for-securities.

Financing Cash Flows

During the three months ended March 31, 2017, net cash provided by financing activities totaled $6,380, compared to net cash used in financing activities of $326 for the three months ended March 31, 2016. The increase in net cash provided by financing activities as compared to the prior-year period was due to utilizing net proceeds of $6,494 from the Credit Facility during the three months ended March 31, 2017.

Cautionary Note Regarding Forward-Looking Statements

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contains “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions  with respect to the following: (i) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (ii) our customer relationships and efforts to diversify our customer base and sector focus and leverage customer relationships across business units; (iii) our ability to continue to grow our business organically and through acquisitions; (iv) the sufficiency of our liquidity and alternate sources of funding, if necessary; (v) our ability to realize revenue from customer orders and backlog; (vi) our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (vii) the economy and the potential impact it may have on our business, including our customers; (viii) the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (ix) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (x) the effects of the recent change of administrations in the U.S. federal government; (xi) our ability to successfully integrate and operate the business of Red Wolf Company, LLC and to identify, negotiate and execute future acquisitions; and (xii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”). These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual results to be materially different from the forward-looking statements including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such are not required to provide information under this Item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting controls during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is incorporated herein by reference to Note 12, “Legal Proceedings” of these condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

There are no material changes to our risk factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

Severance Agreement with David Fell

On April 27, 2017, the Board approved a Separation Agreement (the “Separation Agreement”) between the Company and David Fell, Vice President, General Counsel and Secretary of the Company, pursuant to which Mr. Fell’s service as an officer of the Company will terminate as of the close of business on May 1, 2017 (the “Separation Date”).  The Separation Agreement was executed on April 28, 2017.

Pursuant to the Separation Agreement, Mr. Fell will receive a cash severance benefit of $110,796.66 and is entitled benefits under the Company’s healthcare benefit program through May 31, 2017.  The payment of these benefits is conditioned upon Mr. Fell’s execution of a release in favor of the Company.  Mr. Fell’s rights with regard to any outstanding equity award will be governed by the applicable agreement relating to such award.  Mr. Fell will continue to be subject to the non-competition, non-solicitation and other restrictive covenants contained in that certain Severance and Non-Competition Agreement entered into by and between the Company and Mr. Fell dated as of February 21, 2014.

The foregoing summary of the Separation Agreement does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions of the actual Separation Agreement, a copy of which is attached as Exhibit 10.4 and incorporated herein by reference.

Consulting Agreement with David Fell

On April 27, 2017, the Board approved a Consulting Agreement (the “Consulting Agreement”) between the Company and Mr. Fell, pursuant to which Mr. Fell will provide consulting and support relating to the Company’s legal functions on a case by case basis.  Pursuant to the Consulting Agreement, Mr. Fell will be paid a consulting fee at the rate of $200 per hour worked by Mr. Fell at the Company’s direction, up to $2,000.  Mr. Fell will be subject to confidentiality restrictive covenants.  Either party may terminate the Consulting Agreement upon five days’ prior written notice.  The Consulting Agreement is dated as of May 2, 2017.

The foregoing summary of the Consulting Agreement does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions of the actual Consulting Agreement, a copy of which is attached as Exhibit 10.5 and incorporated herein by reference.

Item 6.Exhibits

The exhibits listed on the Exhibit Index following the signature page are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND ENERGY, INC.

May 2, 2017	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

Exhibit Number	Exhibit
10.1

Membership Interest Purchase Agreement dated as of February 1, 2017, by and among the Company, Christopher J. Brice, Lewis J. Hendrix and Kimberley M. Sutton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 1, 2017)

10.2

Second Amendment to Loan and Security Agreement and Waiver, dated March 27, 2017, among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Towers, Inc. and The PrivateBank and Trust Company*

10.3	Amended and Restated Revolving Note, dated March 27, 2017 among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Towers, Inc. and The PrivateBank and Trust Company*
10.4	Separation Agreement dated as of April 28, 2017 between the Company and David W. Fell*
10.5	Consulting Agreement dated as of May 2, 2017 between the Company and David W. Fell*
31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer*
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer and Chief Financial Officer*
101

The following financial information from this Form 10-Q of Broadwind Energy, Inc. for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*Filed herewith.