Form 10-Q
period 2017-06-30
BROADWIND ENERGY, INC.
filed 2017-08-01
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares of registrant’s common stock, par value $0.001, outstanding as of July 28, 2017:  15,036,153.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$182	$18,699
Short-term investments	—	3,171
Restricted cash	—	39
Accounts receivable, net of allowance for doubtful accounts of $193 and $145 as of June 30, 2017 and December 31, 2016, respectively	21,471	11,865
Inventories, net	21,349	21,159
Prepaid expenses and other current assets	1,620	2,449
Current assets held for sale	474	808
Total current assets	45,096	58,190
LONG-TERM ASSETS:
Property and equipment, net	57,398	54,606
Goodwill	5,218	—
Other intangible assets, net	17,020	4,572
Other assets	253	294
TOTAL ASSETS	$124,985	$117,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and notes payable	$13,713	$—
Current portions of capital lease obligations	979	465
Accounts payable	14,595	15,852
Accrued liabilities	7,421	8,430
Customer deposits	5,184	18,011
Current liabilities held for sale	438	493
Total current liabilities	42,330	43,251
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,600	2,600
Long-term capital lease obligations, net of current portions	1,789	1,038
Other	3,674	2,190
Total long-term liabilities	8,063	5,828
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,310,090 and 15,175,767 shares issued as of June 30, 2017, and December 31, 2016, respectively	15	15
Treasury stock, at cost, 273,937 shares as of June 30, 2017 and December 31, 2016	(1,842)	(1,842)
Additional paid-in capital	379,338	378,876
Accumulated deficit	(302,919)	(308,466)
Total stockholders’ equity	74,592	68,583
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,985	$117,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$43,362	$43,380	$99,422	$90,137
Cost of sales	39,490	39,238	89,176	82,033
Gross profit	3,872	4,142	10,246	8,104
OPERATING EXPENSES:
Selling, general and administrative	3,917	3,850	8,337	7,925
Intangible amortization	471	111	822	222
Total operating expenses	4,388	3,961	9,159	8,147
Operating (loss) income	(516)	181	1,087	(43)
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(217)	(152)	(356)	(306)
Other, net	29	5	29	17
Total other expense, net	(188)	(147)	(327)	(289)
Net (loss) income before benefit for income taxes	(704)	34	760	(332)
Benefit for income taxes	(16)	(8)	(5,034)	(16)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(688)	42	5,794	(316)
LOSS FROM DISCONTINUED OPERATIONS	(92)	(516)	(247)	(535)
NET (LOSS) INCOME	$(780)	$(474)	$5,547	$(851)
NET (LOSS) INCOME PER COMMON SHARE—BASIC:
(Loss) income from continuing operations	$(0.05)	$0.00	$0.39	$(0.02)
Loss from discontinued operations	(0.00)	(0.03)	(0.02)	(0.04)
Net (loss) income	$(0.05)	$(0.03)	$0.37	$(0.06)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	15,014	14,835	14,972	14,797
NET (LOSS) INCOME PER COMMON SHARE—DILUTED:
(Loss) income from continuing operations	$(0.05)	$0.00	$0.38	$(0.02)
Loss from discontinued operations	(0.00)	(0.03)	(0.02)	(0.04)
Net (loss) income	$(0.05)	$(0.03)	$0.36	$(0.06)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	15,014	14,835	15,322	14,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2015	15,012,789	$15	(273,937)	$(1,842)	$378,104	$(308,785)	$67,492
Stock issued for restricted stock	157,331	—	—	—	—	—	—
Stock issued under stock option plans	5,647	—	—	—	19	—	19
Share-based compensation	—	—	—	—	753	—	753
Net income	—	—	—	—	—	319	319
BALANCE, December 31, 2016	15,175,767	$15	(273,937)	$(1,842)	$378,876	$(308,466)	$68,583
Stock issued for restricted stock	134,323	—	—	—	—	—	—
Share-based compensation	—	—	—	—	462	—	462
Net income	—	—	—	—	—	5,547	5,547
BALANCE, June 30, 2017	15,310,090	$15	(273,937)	$(1,842)	$379,338	$(302,919)	$74,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,547	$(851)
Loss from discontinued operations	(247)	(535)
Income (loss) from continuing operations	5,794	(316)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	4,304	3,443
Deferred income taxes	(5,034)	—
Stock-based compensation	462	432
Allowance for doubtful accounts	5	75
Gain on disposal of assets	(12)	(138)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(6,846)	(7,165)
Inventories	4,586	3,171
Prepaid expenses and other current assets	829	189
Accounts payable	(2,609)	1,891
Accrued liabilities	(3,177)	(476)
Customer deposits	(12,833)	1,433
Other non-current assets and liabilities	28	(751)
Net cash (used in) provided by operating activities of continuing operations	(14,503)	1,788
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition	(16,449)	—
Purchases of available for sale securities	—	(3,581)
Sales of available for sale securities	2,221	95
Maturities of available for sale securities	950	6,060
Purchases of property and equipment	(4,304)	(1,966)
Proceeds from disposals of property and equipment	67	554
Net cash (used in) provided by investing activities of continuing operations	(17,515)	1,162
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit and notes payable	13,713	—
Payments on long-term debt	—	(2,799)
Principal payments on capital leases	(317)	(328)
Net cash provided by (used in) financing activities of continuing operations	13,396	(3,127)
DISCONTINUED OPERATIONS:
Operating cash flows	64	907
Investing cash flows	—	303
Financing cash flows	—	(12)
Net cash provided by discontinued operations	64	1,198
Add: Cash balance of discontinued operations, beginning of period	2	—
Less: Cash balance of discontinued operations, end of period	—	—
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(18,556)	1,021
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH beginning of the period	18,738	6,519
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH end of the period	$182	$7,540
Supplemental cash flow information:
Interest paid	$217	$267
Income taxes paid	$22	$12
Contingent consideration related to business acquisition	$2,534	$—
Non-cash investing and financing activities:
Issuance of restricted stock grants	$462	$432
Red Wolf acquisition:
Assets acquired	$26,491	$—
Liabilities assumed	$7,508	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2017. The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Except for the business combination discussed in Note 17 “Business Combinations” of these condensed consolidated financial statements, there have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2017 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Company Description

Through its subsidiaries, the Company provides technologically advanced high-value products to energy, mining and infrastructure sector customers, primarily in the United States (the “U.S.”). The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 86% of the Company’s revenue during the first six months of 2017.

Outside of the wind energy market, the Company provides precision gearing, specialty weldments and fabrication, kitting, and assemblies of industrial systems to a broad range of customers for oil and gas (“O&G”), mining and other industrial applications.

Liquidity

The Company meets its short term liquidity needs through cash generated from operations, its available cash balances and the Credit Facility (as defined below). The Company uses the Credit Facility from time to time to fund temporary increases in working capital.

See Note 8, “Debt and Credit Agreements” of these condensed consolidated financial statements for a complete description of the Credit Facility and the Company’s other debt.

Total debt and capital lease obligations at June 30, 2017 totaled $19,081, and the Company is obligated to make principal payments under the outstanding debt totaling $14,692 over the next twelve months, including $13,713 outstanding under the Company’s revolving line of credit.

Prior to 2016, the Company continuously incurred annual operating losses. The Company anticipates that current cash resources, amounts available under the Credit Facility, and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. If assumptions regarding the Company’s production, sales and subsequent collections from certain of the Company’s large customers, as well as customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company’s operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could lose access to the Credit Facility. This could limit the Company’s operational flexibility, require a delay in making planned investments and/or require the Company to seek additional equity or debt financing. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash available to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, or that credit facilities will be available in an amount sufficient to enable the Company to meet these financial obligations.

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic earnings per share calculation:
Net (loss) income	$(780)	$(474)	$5,547	$(851)
Weighted average number of common shares outstanding	15,013,768	14,835,205	14,971,796	14,796,844
Basic net (loss) income per share	$(0.05)	$(0.03)	$0.37	$(0.06)
Diluted earnings per share calculation:
Net (loss) income	$(780)	$(474)	$5,547	$(851)
Weighted average number of common shares outstanding	15,013,768	14,835,205	14,971,796	14,796,844
Common stock equivalents:
Stock options and non-vested stock awards	—	—	350,305	—
Weighted average number of common shares outstanding	15,013,768	14,835,205	15,322,101	14,796,844
Diluted net (loss) income per share	$(0.05)	$(0.03)	$0.36	$(0.06)

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

Results of Discontinued Operations

Results of operations for the Services segment, which are reflected as discontinued operations in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$60	$14	$128	$57
Cost of sales	(91)	(480)	(156)	(764)
Selling, general and administrative	(51)	(55)	(58)	(84)
Interest expense, net	—	5	—	11
Other income and expense items	—	—	—	2
Impairment of held for sale assets and liabilities and gain on sale of assets	(10)	—	(161)	243
Loss from discontinued operations	$(92)	$(516)	$(247)	$(535)

Assets and Liabilities Held for Sale

Assets and liabilities classified as held for sale in the Company’s condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 include the following:

	June 30,	December 31,
	2017	2016
Assets:
Accounts receivable, net	$89	$172
Inventories, net	40	807
Prepaid expenses and other current assets	—	55
Assets Held For Sale Related To Discontinued Operations	129	1,034
Impairment of discontinued assets held for sale	—	(579)
Total Assets Held For Sale Related To Discontinued Operations	$129	$455
Liabilities:
Accounts payable	$56	$22
Accrued liabilities	38	121
Customer deposits and other current obligations	3	3
Other long-term liabilities	2	3
Total Liabilities Held For Sale Related To Discontinued Operations	$99	$149

NOTE 4 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. Marketable investments with original maturities between three and twelve months are recorded as short-term investments. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded as interest income which is netted against interest expense in the Company’s condensed consolidated statements of operations. The components of cash and cash equivalents and short-term investments as of June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30,	December 31,
	2017	2016
Cash and cash equivalents:
Cash	$182	$16,821
Money market funds	—	1,878
Total cash and cash equivalents	182	18,699
Short-term investments (available-for-sale):
Corporate & municipal bonds	—	3,171
Total cash and cash equivalents and short-term investments	$182	$21,870

NOTE 5 — INVENTORIES

The components of inventories as of June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30,	December 31,
	2017	2016
Raw materials	$13,952	$14,174
Work-in-process	6,222	5,321
Finished goods	3,560	3,342
	23,734	22,837
Less: Reserve for excess and obsolete inventory	(2,385)	(1,678)
Net inventories	$21,349	$21,159

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities as part of the Company’s acquisition of Red Wolf. Goodwill is not amortized but is tested annually for impairment. The Company added $5,218 of goodwill as a result of the Red Wolf acquisition, which is included it in the Process Systems segment. See Note 14, “Segment Reporting” for further discussion of the Company’s segments. As the Company’s acquisition accounting is incomplete, the Company may adjust the amounts recorded as of June 30, 2017 to reflect any revised valuations of the assets acquired or liabilities assumed.

Other intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf in 2017. See Note 17, “Business Combinations” of these condensed consolidated financial statements for further discussion of the Red Wolf acquisition. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 6 to 20 years. The Company tests other intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the second quarter of 2017, the Company continued to identify triggering events associated with the Gearing segment’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its long-lived assets associated with the Gearing segment. Based upon the Company’s June 30, 2017 impairment assessment, the undiscounted cash flows based upon the Company’s most recent projections were less than the carrying amount of the relevant asset groups within the Gearing segment, and a possible impairment to these assets was indicated under Accounting Standards Codifications 360 (“ASC 360”). However, based on third-party appraisals and other estimates of the fair value of the assets, the Company determined that the fair value of these assets is in excess of their carrying amounts under ASC 360. In making the determination, the Company assumed that the assets would be exchanged in an orderly transaction between market participants and would represent the highest and best use of these assets. Based on the analysis, the Company determined that no impairment to this asset group was indicated as of June 30, 2017.

As of June 30, 2017 and December 31, 2016, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	June 30, 2017				December 31, 2016
				Remaining				Remaining
				Weighted				Weighted
			Net	Average			Net	Average
	Cost	Accumulated	Book	Amortization	Cost	Accumulated	Book	Amortization
	Basis	Amortization	Value	Period	Basis	Amortization	Value	Period
Intangible assets:
Goodwill	$5,218	$—	$5,218		$—	$—	$—
Noncompete agreements	170	(12)	158	5.6	—	—	—
Customer relationships	15,979	(4,303)	11,676	8.5	3,979	(3,726)	253	5.8
Trade names	9,099	(3,913)	5,186	11.0	7,999	(3,680)	4,319	10.8
Intangible assets	$30,466	$(8,228)	$22,238	7.0	$11,978	$(7,406)	$4,572	10.5

As of June 30, 2017, estimated future amortization expense is as follows:

2017	$942
2018	1,884
2019	1,884
2020	1,884
2021	1,884
2022 and thereafter	8,542
Total	$17,020

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
Accrued payroll and benefits	$2,009	$4,422
Accrued property taxes	378	99
Income taxes payable	115	127
Accrued professional fees	202	236
Accrued warranty liability	592	671
Accrued regulatory settlement	—	500
Accrued environmental reserve	1,125	1,241
Accrued self-insurance reserve	894	909
Accrued other	2,106	225
Total accrued liabilities	$7,421	$8,430

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
Line of credit	$13,713	$—
Term loans and notes payable	2,600	2,600
Less: Current portion	(13,713)	—
Long-term debt, net of current maturities	$2,600	$2,600

Credit Facility

On October 26, 2016, the Company established a $20,000 three-year secured revolving line of credit (the “Credit Facility”) with The PrivateBank and Trust Company (“PrivateBank”) to replace the Company’s prior credit facility with AloStar Bank of Commerce. Under the Credit Facility, PrivateBank will advance funds when requested against a borrowing base consisting of up to 85% of the face value of eligible accounts receivable of the Company, up to 50% of the book value of eligible inventory of the Company and up to 50% of the appraised value of eligible machinery, equipment and certain real property up to $10,000. Borrowings under the Credit Facility bear interest at a per annum rate equal to the applicable London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.25% to 3.00%, or the applicable base rate plus a margin ranging from 0.00% to 1.00%, both of which are based on the Company’s trailing twelve-month adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, share-based payments and restructuring costs). The Company also pays an unused facility fee to PrivateBank equal to 0.50% per annum on the unused portion of the Credit Facility, along with other standard fees. The Credit Facility contains customary representations and warranties. It also contains a requirement that the Company, on a consolidated basis, maintain a minimum Fixed Charge Coverage Ratio Covenant, along with other customary restrictive covenants. The obligations under the Credit Facility are secured by, subject to certain exclusions, (i) a first priority security interest in all accounts receivable, inventory, equipment, cash and investment property of the Company, and (ii) a mortgage on the Company’s Abilene, Texas tower facility. On February 10, 2017, a First Amendment to Loan and Security Agreement and Joinder to Loan and Security Agreement were executed to add Red Wolf as a borrower under the Credit Facility. On March 27, 2017, the parties executed a Second Amendment to Loan and Security Agreement and an Amended and Restated Revolving Note to increase the amount of the Credit Facility to $25,000.

As of June 30, 2017, there was $13,713 of outstanding indebtedness under the Credit Facility, with the ability to borrow an additional $10,137 under the Credit Facility.

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

The following tables represent the fair values of the Company’s financial assets as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Gearing equipment	$—	$—	$345	$345
Gearing Cicero Ave. facility	—	—	560	560
Services assets	—	—	129	129
Total assets at fair value	$—	$—	$1,034	$1,034

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Corporate & municipal bonds and money market funds	$—	$5,049	$—	$5,049
Assets measured on a nonrecurring basis:
Gearing equipment	—	—	353	353
Gearing Cicero Ave. facility	—	—	560	560
Services assets	—	—	455	455
Total assets at fair value	$—	$5,049	$1,368	$6,417

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

The investment in select Gearing equipment, shown as $345 at June 30, 2017, is associated with the Company’s activities to update and consolidate the Gearing segment asset base.

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

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of June 30, 2017, the Company has a full valuation allowance recorded against deferred tax assets. During the six months ended June 30, 2017, the Company recorded a benefit for income taxes of $5,034, compared to a benefit for income taxes of $16 during the six months ended June 30, 2016. The income tax benefit during the six months ended June 30, 2017 included an income tax benefit of $5,060 from the partial release of the valuation allowance, net of Red Wolf’s current state taxes, resulting from the consolidation of the Company’s deferred tax assets with Red Wolf’s deferred tax liabilities upon acquisition.

The Company files income tax returns in U.S. federal and state jurisdictions. As of June 30, 2017, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2016, the Company had net operating loss (“NOL”) carryforwards of $210,820 expiring in various years through 2036.

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

The Rights Plan is intended to act as a deterrent to any person or group, together with its affiliates and associates, becoming the beneficial owner of 4.9% or more of the Company’s common stock and thereby triggering a further limitation of the Company’s available NOL carryforwards. In connection with the adoption of the Rights Plan, the Board declared a non‑taxable dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock to the Company’s stockholders of record as of the close of business on February 22, 2013. Each Right entitles its holder to purchase from the Company one one‑thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $9.81 per Right, subject to adjustment. As a result of the Rights Plan, any person or group that acquires beneficial ownership of 4.9% or more of the Company’s common stock without the approval of the Board would be subject to significant dilution in the ownership interest of that person or group. Stockholders who owned 4.9% or more of the outstanding shares of the Company’s common stock as of February 12, 2013 will not trigger the preferred share purchase rights unless they acquire additional shares after that date.

As of June 30, 2017, the Company had $35 of unrecognized tax benefits, all of which would have a favorable impact on income tax expense. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had accrued interest and penalties of $22 as of June 30, 2017. As of December 31, 2016, the Company had unrecognized tax benefits of $69, of which $42 represented accrued interest and penalties.

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

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. As of June 30, 2017, the Company had reserved 29,983 shares for issuance upon the exercise of stock options outstanding and no shares for issuance upon the vesting of restricted stock unit (“RSU”) awards outstanding. As of June 30, 2017, 253,659 shares of common stock reserved for stock options and RSU awards under the 2007 EIP had been issued in the form of common stock.

2012 Equity Incentive Plan

The Company has granted incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2012 Equity Incentive Plan (the “2012 EIP”), which was approved by the Board in March 2012 and by the Company’s stockholders in May 2012.

The 2012 EIP reserved 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of June 30, 2017, the Company had reserved 37,205 shares for issuance upon the exercise of stock options outstanding and 31,994 shares for issuance upon the vesting of RSU awards outstanding. As of June 30, 2017, 610,357 shares of common stock reserved for stock options and RSU awards under the 2012 EIP had been issued in the form of common stock.

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

The 2015 EIP reserves 1,100,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of June 30, 2017, the Company had reserved 575,324 shares for issuance upon the vesting of RSU awards outstanding. As of June 30, 2017, 155,529 shares of common stock reserved for RSU awards under the 2015 EIP had been issued in the form of common stock.

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

The following table summarizes stock option activity during the six months ended June 30, 2017 under the Equity Incentive Plans, as follows:

		Weighted Average
	Options	Exercise Price
Outstanding as of December 31, 2016	67,438	$24.96
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(250)	$107.00
Outstanding as of June 30, 2017	67,188	$24.65
Exercisable as of June 30, 2017	67,188	$24.65

The following table summarizes RSU activity during the six months ended June 30, 2017 under the Equity Incentive Plans, as follows:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2016	492,176	$3.56
Granted	288,866	$5.69
Vested	(145,344)	$3.39
Forfeited	(28,380)	$3.69
Unvested as of June 30, 2017	607,318	$4.61

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of the price of the Company’s stock over the expected life of the awards and actual and projected stock option exercise behavior. No stock options were granted during the six months ended June 30, 2017.

The Company utilized a forfeiture rate of 25% during the six months ended June 30, 2017 and 2016 for estimating the forfeitures of equity compensation granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016, as follows:

	Six Months Ended June 30,
	2017	2016
Share-based compensation expense:
Cost of sales	$60	$43
Selling, general and administrative	402	389
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net income (loss)	$462	$432
Reduction in earnings per share:
Basic earnings per share	$0.03	$0.03

Diluted earnings per share	$0.03	$0.03

(1)

Income tax benefit is not illustrated because the Company is currently in a full tax valuation allowance position and an actual income tax benefit was not realized for the six months ended June 30, 2017 and 2016. The result of the income (loss) situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

As of June 30, 2017, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and RSUs, in the amount of approximately $1,720 will be recognized through 2020. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which amends the guidance in former Accounting Standards Codification Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirement in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted for annual reporting periods beginning on or after December 15, 2016, including interim periods within that annual period. The Company will adopt the provisions of ASU 2014-09 and ASU 2015-14 for the fiscal year beginning January 1, 2018 and will be electing the modified retrospective approach. The Company is currently evaluating the impact of these ASU on its condensed consolidated financial statements.

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

Summary financial information by reportable segment for the three and six months ended June 30, 2017 and 2016 is as follows:

	Towers and	Process
	Weldments	Systems	Gearing	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2017
Revenues from external customers	$34,327	$2,964	$6,071	$—	$—	$43,362
Operating profit (loss)	2,801	(1,099)	(634)	(1,584)	—	(516)
Depreciation and amortization	1,070	468	612	53	—	2,203
Capital expenditures	729	138	132	44	—	1,043

	Towers and	Process
	Weldments	Systems	Gearing	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2017
Revenues from external customers	$83,222	$6,258	$9,942	$—	$—	$99,422
Operating profit (loss)	8,649	(1,921)	(2,165)	(3,476)	—	1,087
Depreciation and amortization	2,161	801	1,238	104	—	4,304
Capital expenditures	3,389	410	332	173	—	4,304

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2016
Revenues from external customers	$37,963	$5,417	$—	$—	$43,380
Operating profit (loss)	2,725	(1,189)	(1,355)	—	181
Depreciation and amortization	1,093	641	52	—	1,786
Capital expenditures	871	120	25	—	1,016

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2016
Revenues from external customers	$79,978	$10,159	$—	$—	$90,137
Intersegment revenues	—	18	—	(18)	—
Operating profit (loss)	5,966	(2,392)	(3,617)	—	(43)
Depreciation and amortization	2,059	1,280	104	—	3,443
Capital expenditures	1,609	329	28	—	1,966

	Total Assets as of
	June 30,	December 31,
Segments:	2017	2016
Towers and Weldments	$41,971	$45,367
Process Systems	20,125	—
Gearing	35,980	30,062
Assets held for sale	474	808
Corporate	255,372	244,184
Eliminations	(228,937)	(202,759)
	$124,985	$117,662

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

In connection with the Company’s restructuring initiatives, during the third quarter of 2012, the Company identified a liability associated with the planned sale of the Cicero Avenue Facility. The liability is associated with environmental remediation costs that were identified while preparing the site for sale. During 2013, the Company applied for and was accepted into the Illinois Environmental Protection Agency (“IEPA”) voluntary site remediation program. In the first quarter of 2014, the Company completed a comprehensive review of remedial options for the Cicero Avenue Facility and selected a preferred remediation technology. As part of the voluntary site remediation program, the Company submitted a plan to the IEPA for approval to conduct a pilot study to test the effectiveness of the selected remediation technology. In the third quarter of 2015, the Company obtained additional information regarding potential remediation options and modified the remediation plan, which caused an increase in the estimated cost of remediation and resulted in the Company increasing its reserve associated with this matter by $874. The Company began active remediation of the Cicero Avenue Facility during the second quarter of 2017 and will re-evaluate the reserve balance when these activities are complete and have been reviewed and accepted by the appropriate environmental agency. As of June 30, 2017 and December 31, 2016, the accrual balance associated with this matter totaled $1,125 and $1,241, respectively.

Warranty Liability

The Company provides warranty terms that range from one to five years for various products supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of June 30, 2017 and 2016, estimated product warranty liability was $592 and $564, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the six months ended June 30, 2017 and 2016 were as follows:

	For the Six Months Ended June 30,
	2017	2016
Balance, beginning of period	$671	$601
Addition to (reduction of) warranty reserve	(89)	(22)
Warranty claims	10	(15)
Balance, end of period	$592	$564

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the six months ended June 30, 2017 and 2016 consisted of the following:

	For the Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$145	$84
Bad debt expense	48	80
Write-offs	—	(5)
Balance at end of period	$193	$159

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of June 30, 2017.

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, the Company began to self-insure for its workers’ compensation liabilities, including reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. The Company takes into account claims incurred but not reported when determining its workers’ compensation reserves. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. Although the Company entered into a guaranteed cost program at the beginning of the third quarter of 2016, the Company maintained a liability for the trailing claims from the self-insured policy. As of June 30, 2017, the Company had $894 accrued for self-insured workers’ compensation liabilities.

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

See Note 16, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements for a discussion of a strategic financing transaction (the “NMTC Transaction”) which originally related to the Company’s drivetrain service center in Abilene, Texas (the “Abilene Gearbox Facility”), and was amended in August 2015 to also include the activities of the Company’s heavy industries business conducted at the same location in Abilene, Texas (the “Abilene Heavy Industries Facility”). The Abilene Gearbox Facility focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing. The Abilene Heavy Industries Facility focuses on heavy weldment fabrication and assembly for industries including those related to compressed natural gas distribution. Pursuant to the NMTC Transaction, the gross loan and investment in the Abilene Heavy Industries Facility and the Abilene Gearbox Facility of $10,000 is expected to generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One, National Association (“Capital One”). The Abilene Heavy Industries Facility and/or the Abilene Gearbox Facility must operate and remain in compliance with the terms and conditions of the NMTC Transaction during the seven-year compliance period ending in the third quarter of 2018, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with the NMTC Transaction.

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

The Abilene Heavy Industries Facility and/or the Abilene Gearbox Facility must operate and remain in compliance with various regulations and restrictions through the third quarter of 2018, the end of the seven year compliance period, to comply with the terms of the NMTC Transaction, or the Company may be liable under its indemnification agreement with Capital One for the recapture of tax credits. In the event the Company does not comply with these regulations and restrictions, the NMTC program tax credits may be subject to 100% recapture for a period of seven years as provided in the IRC. The Company does not anticipate that any tax credit recapture events will occur or that it will be required to make any payments to Capital One under the indemnification agreement.

The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company’s condensed consolidated balance sheet as of June  30, 2017. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest in the third quarter of 2018. Capital One may exercise an option to put its investment to the Company and receive $130 from the Company at that time. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company expects that Capital One will exercise the put option at the end of the tax credit recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

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

The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One’s net contribution of $2,600 is included in Long Term Debt, Net of Current Maturities in the condensed consolidated balance sheet as of June 30, 2017. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred.

NOTE 17 —  BUSINESS COMBINATIONS

Overview

On January 30, 2017, the Company announced that it had agreed upon the material terms to acquire Red Wolf, a Sanford, North Carolina-based, privately held fabricator, kitter and assembler of industrial systems primarily supporting the global gas turbine market, for approximately $18,983, subject to certain adjustments. The transaction closed on February 1, 2017, and Red Wolf is being operated as a wholly-owned subsidiary of the Company.

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

The purchase price of the transaction totaled $18,983, of which $16,449 was paid in cash and $2,534 is the expected value of contingent future earn-out payments. The Company recorded $1,394 of this contingency in accrued liabilities and the remaining $1,140 in other long-term liabilities.

The contingent consideration arrangement requires the Company to pay the former owners of Red Wolf a payout if Red Wolf achieves a targeted profitability benchmark. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $9,900. Annual earn-out payments may not exceed $4,950. The fair value of the contingent consideration arrangement of $2,534 was estimated by using a Monte Carlo simulation. Key assumptions include a short-term weighted average cost of capital of 15% and historical volatility of public company comparables.

The purchase price is subject to certain potential adjustments, which have not yet been finalized. The Company’s preliminary allocation of the $18,983 purchase price to Red Wolf’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of February 1, 2017, is included in the table below. Goodwill is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is not deductible for tax purposes.

The preliminary purchase price allocation as of June 30, 2017 is as follows (in thousands):

	Allocation as of 3/31/2017	Adjustments	Allocation as of 6/30/2017
Assets acquired and liabilities assumed:
Cash and cash equivalents	$ 63	$ (63)	$ -
Receivables	2,796	(31)	2,765
Inventories, net	4,998	(222)	4,776
Property and equipment, net	462	-	462
Intangible assets, net	13,270	-	13,270
Goodwill (estimated)	5,568	(350)	5,218
Liabilities assumed	(7,554)	46	(7,508)
Total purchase price	$ 19,603	$ (620)	$ 18,983

The preliminary allocation of the purchase price is based on preliminary valuations performed to determine the fair value of such assets and liabilities as of the acquisition date. As the Company’s acquisition accounting is provisional, the Company may adjust the amounts recorded as of June 30, 2017 to reflect any revised evaluations of the assets acquired or liabilities assumed. Goodwill from this transaction has been allocated to the Company’s Process Systems segment and is not deductible for tax purposes. The Company incurred transaction and integration costs of $182 for the six months ended June 30, 2017 related to the acquisition. These costs were expensed as incurred and were primarily recorded as selling, general, and administrative expenses on the Company’s condensed consolidated statements of operations. Red Wolf recorded revenues of $5,981 and a net loss of $934 from the acquisition date of February 1, 2017.

Pro Forma Results

The Company’s unaudited pro forma results of operations for the three and six months ended June 30, 2017 and 2016 assuming the Red Wolf acquisition had occurred as of January 1, 2016 are presented for comparative purposes below. These amounts are based on available information of the results of operations of Red Wolf prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisition been completed on January 1,

2016. The pro forma adjustments related to the acquisition of Red Wolf are based on a preliminary purchase price allocation. This unaudited pro forma information does not project operating results post acquisition.

This preliminary pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues	$43,362	$51,887	$102,055	$107,287
Net income*	$(780)	$1,482	$388	$7,598

Pro forma income per common share - basic and diluted	$(0.05)	$0.10	$0.03	$0.51

*The release of a portion of the tax provision related to the acquisition is presented within the three and six months ended June 30, 2016 net income for pro forma as the release is considered to occur at the time of the acquisition.

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

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

Second Quarter Overview

We booked $17,566 in new orders in the second quarter of 2017, down sharply from orders of $176,225 in the second quarter of 2016, which included a $137,000 multi-year agreement with one large tower customer, partially offset by  an increase of $6,056 in the Gearing segment as a result of higher oil and gas (“O&G”) activity. Accordingly, orders in the Gearing segment were $11,644 in the second quarter of 2017 compared to $5,588 in the comparable prior year period. Our recently formed Process Systems segment received $4,444 of orders in the current period. We are experiencing lower orders within the Towers and Weldments segment as customers work off inventories built to support the terms of the Production Tax Credit qualification period and due to other market conditions.

We recognized revenue of $43,362 in the second quarter of 2017, which is flat compared to $43,380 in the second quarter of 2016. The addition of $2,964 of Process Systems segment revenue and increased Gearing segment volumes were offset by a 10% reduction in Towers and Weldments segment revenue. The Towers and Weldments segment revenues decrease was due to a 19% decrease in towers sold related to a slow down following strong demand by customers to take advantage of safe harbor provisions in the first quarter of 2017. This was partially offset by higher prices related to a more complex tower design and higher material costs, which are generally passed through to customers. Gearing segment revenues were up $654 or 12%, driven by improved order intake in the first half of 2017 due to recovery in demand from O&G customers and the effects of expanding our commercial organization.  The Company’s recently formed segment, Process Systems, which includes our Abilene, Texas compressed natural gas (“CNG”) and fabrication facility and Red Wolf Company, LLC (“Red Wolf”), recognized revenue of $2,964.

We reported a net loss of $780 or $0.05 per share in the second quarter of 2017, compared to a net loss of $474 or $.03 per diluted share in the second quarter of 2016. The change in earnings from continuing operations was due primarily to intangible amortization expense of $360 in the second quarter 2017 associated with the Red Wolf acquisition.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016

The Condensed Consolidated Statement of Operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2017, compared to the three months ended June 30, 2016.

	Three Months Ended June 30,				2017 vs. 2016
		% of Total		% of Total
	2017	Revenue	2016	Revenue	$ Change	% Change
Revenues	$43,362	100.0%	$43,380	100.0%	$(18)	(0.0)%
Cost of sales	39,490	91.1%	39,238	90.5%	252	0.6%
Gross profit	3,872	8.9%	4,142	9.5%	(270)	(6.5)%
Operating expenses
Selling, general and administrative expenses	3,917	9.0%	3,850	8.9%	67	1.7%
Intangible amortization	471	1.1%	111	0.3%	360	324.3%
Total operating expenses	4,388	10.1%	3,961	9.2%	427	10.8%
Operating (loss) income	(516)	(1.2)%	181	0.3%	(697)	(385.1)%
Other expense
Interest expense, net	(217)	(0.5)%	(152)	(0.3)%	(65)	(42.8)%
Other, net	29	0.1%	5	—%	24	480.0%
Total other expense, net	(188)	(0.4)%	(147)	(0.3)%	(41)	(27.9)%
Net (loss) income before benefit for income taxes	(704)	(1.6)%	34	(0.0)%	(738)	(2,170.6)%
Benefit for income taxes	(16)	(0.0)%	(8)	—%	(8)	(100.0)%
(Loss) income from continuing operations	(688)	(1.6)%	42	(0.0)%	(730)	(1,738.1)%
Loss from discontinued operations	(92)	(0.2)%	(516)	(1.2)%	424	82.2%
Net loss	$(780)	(1.8)%	$(474)	(1.2)%	$(306)	(64.6)%

Consolidated

Revenues were flat at $43,380 during the three months ended June 30, 2016, to $43,362 during the three months ended June 30, 2017. Lower sales in our Towers and Weldments segment of $3,636 were largely offset by the addition of the sales from the Red Wolf acquisition, as well as by higher sales in the Gearing segment of $654. The Towers and Weldments segment revenue decrease was due to a 19% decrease in towers sold. Gearing segment revenues were up 12%, due to improved order intake in 2017 due to recovery in demand from O&G customers and the effects of expanding our commercial organization.

Gross profit decreased by $270, from $4,142 during the three months ended June 30, 2016, to $3,872 during the three months ended June 30, 2017. The decrease in gross profit was attributable to the revenue decline in our Towers and Weldments segment and increased self-insured workers compensation expenses, partially offset by improved margins in our Gearing segment. As a result, our overall gross margin decreased from 9.5% during the three months ended June 30, 2016, to 8.9% during the three months ended June 30, 2017.

Operating expenses increased from $3,961 during the three months ended June 30, 2016, to $4,388 during the three months ended June 30, 2017. The increase was attributable primarily to the Red Wolf acquisition and related intangible amortization expenses of $410 partially offset by a reduction of incentive compensation expenses of $221. Operating expenses as a percentage of sales increased from 9.2%  in the prior-year quarter to 10.1% in the current-year quarter.

Income from continuing operations decreased from income of $42 during the three months ended June 30, 2016, to a loss of $688 during the three months ended June 30, 2017, as a result of the factors described above.

Profitability decreased from a net loss of $474 during the three months ended June 30, 2016, to a net loss of $780 during the three months ended June 30, 2017, as a result of the factors described above, partially offset by a reduction the net loss from discontinued operations due to inventory liquidation and wind down expenses in our Services business in the prior year.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
	2017	2016
Orders	$1,478	$170,637
Revenues	34,327	37,963
Operating income	2,801	2,725
Operating margin	8.2%	7.2%

 Towers and Weldments segment orders were significantly below the prior year quarter, when a multi-year baseload order was received from a key customer. Additionally, tower demand has been lower during the current year quarter as customers work off inventories built to support the terms of the Production Tax Credit qualification period. Towers and Weldments segment revenues decreased by $3,636, from $37,963 during the three months ended June 30, 2016, to $34,327 during the three months ended June 30, 2017 due to a lower build rate in response to the reduced order intake. Partially offsetting the impact of a 19% decrease in towers sold was higher prices due to a more complex tower design and higher material costs, which are generally passed through to customers.

Towers and Weldments segment operating income increased by $76, from $2,725 during the three months ended June 30, 2016, to $2,801 during the three months ended June 30, 2017 despite the reduced volume.  This reflected a higher margin mix of orders, higher labor productivity and successful cost reduction efforts to align with lower production volume. Operating margin increased from 7.2% during the three months ended June 30, 2016, to 8.2% during the three months ended June 30, 2017.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
	2017	2016
Orders	$11,644	$5,588
Revenues	6,071	5,417
Operating loss	(634)	(1,189)
Operating margin	(10.4)%	(21.9)%

 Gearing segment orders more than doubled from the prior-year quarter due to recovery in demand from O&G customers and the effects of expanding our commercial organization. Gearing segment revenues increased by $654, from $5,417 during the three months ended June 30, 2016, to $6,071 during the three months ended June 30, 2017, also reflecting initial volume recovery from O&G customers, as a result of increased O&G orders in 2017.

Gearing segment operating loss decreased by $555, from $1,189 during the three months ended June 30, 2016, to $634 during the three months ended June 30, 2017. The operating loss narrowed as a result of improved throughput and significant productivity improvements, and the absence of one-time severance charges of $283 incurred during the prior year period. The operating margin improved based on the above items from (21.9%) during the three months ended June 30, 2016, to (10.4%) during the three months ended June 30, 2017.

Process Systems Segment

The following table summarizes the Process Systems segment operating results for the three months ended June 30, 2017:

Three Months Ended
June 30,
2017
Orders	$4,444
Revenues	2,964
Operating loss	(1,099)
Operating margin	(37.1)%

We acquired Red Wolf on February 1, 2017 and as a result, aggregated our Abilene, Texas CNG and fabrication business (“Abilene CNG”) with Red Wolf to form the Process Systems reportable segment.

Corporate and Other

Corporate and Other expenses increased by $229, from $1,355 during the three months ended June 30, 2016, to $1,584 during the three months ended June 30, 2017.  The increase was attributable to $315 of higher self-insured medical expense, partially offset by a reduction of $152 in incentive compensation.

Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016

The Condensed Consolidated Statement of Operations table below should be read in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

	Six Months Ended June 30,				2017 vs. 2016
		% of Total		% of Total
	2017	Revenue	2016	Revenue	$ Change	% Change
Revenues	$99,422	100.0%	$90,137	100.0%	$9,285	10.3%
Cost of sales	89,176	89.7%	82,033	91.0%	7,143	8.7%
Gross profit	10,246	10.3%	8,104	9.0%	2,142	26.4%
Operating expenses
Selling, general and administrative expenses	8,337	8.4%	7,925	8.8%	412	5.2%
Intangible amortization	822	0.8%	222	0.2%	600	270.3%
Total operating expenses	9,159	9.2%	8,147	9.0%	1,012	12.4%
Operating income (loss)	1,087	1.1%	(43)	—%	1,130	2,627.9%
Other (expense) income
Interest expense, net	(356)	(0.4)%	(306)	(0.3)%	(50)	(16.3)%
Other, net	29	0.0%	17	—%	12	70.6%
Total other expense, net	(327)	(0.3)%	(289)	(0.3)%	(38)	(13.1)%
Net income (loss) before benefit for income taxes	760	0.8%	(332)	(0.3)%	1,092	328.9%
Benefit for income taxes	(5,034)	(5.1)%	(16)	—%	(5,018)	(31,362.5)%
Income (loss) from continuing operations	5,794	5.8%	(316)	(0.3)%	6,110	1,933.5%
Loss from discontinued operations, net of tax	(247)	(0.2)%	(535)	(0.6)%	288	53.8%
Net income (loss)	$5,547	5.6%	$(851)	(0.9)%	$6,398	751.8%

Consolidated

Revenues increased by $9,285 from $90,137 during the six months ended June 30, 2016, to $99,422 during the six months ended June 30, 2017. The increase reflects higher sales in Towers and Weldments segment of $3,244 and the addition of the sales from Red Wolf. The Towers and Weldments segment revenue increase was due to higher material prices and content related to the mix of tower designs produced, partially offset by a 2% decrease in towers sold.

Gross profit increased by $2,142, from $8,104 during the six months ended June 30, 2016, to $10,246 during the six months ended June 30, 2017. The increase in gross profit was attributable to the operating efficiency improvements in the Abilene, Texas tower facility (“Abilene Tower Facility”), productivity and throughput improvements in the Gearing segment and the acquisition of Red Wolf. As a result, our overall gross margin rose from 9.0% during the six months ended June 30, 2016, to 10.3% during the six months ended June 30, 2017.

Operating expenses increased from $8,147 during the six months ended June 30, 2016, to $9,159 during the six months ended June 30, 2017. The increase was attributable primarily to the Red Wolf acquisition and related intangible amortization expenses of $782. Operating expenses as a percentage of sales increased from 9.0% in the first two quarters of 2016 to 9.2% in the first two quarters of 2017.

Income (loss) from continuing operations improved from a loss of $316 during the six months ended June 30, 2016, to income of $5,794 during the six months ended June 30, 2017, as a result of the factors described above and a $5,034 tax benefit due to the release of a portion of the tax provision related to the acquisition of Red Wolf.

Profitability improved from a net loss of $851 during the six months ended June 30, 2016, to net income of $5,547 during the six months ended June 30, 2017, as a result of the factors described above, and a reduction in the net loss from discontinued operations due to inventory liquidation and wind down expenses in our Services business in the prior year six month period.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017	2016
Orders	$30,567	$206,072
Revenues	83,222	79,978
Operating income	8,649	5,966
Operating margin	10.4%	7.5%

The significant difference in orders is due to the multi-year order $137,000 received in 2016, which supports deliveries until 2019, and also very strong demand for towers during 2016 and early 2017 to support qualification to meet the terms of the Production Tax Credit. Towers and Weldments segment revenues  increased by $3,244, from $79,978 during the six months ended June 30, 2016, to $83,222 during the six months ended June 30, 2017. The Towers and Weldments segment revenue increase was due to higher prices due to a more complex tower design and higher material costs, which are generally passed through to customers, partially offset by a 2% decrease in towers sold.

Towers and Weldments segment operating income increased by $2,683, from $5,966 during the six months ended June 30, 2016, to $8,649 during the six months ended June 30, 2017. The increase was attributable to the continued improvement in operating efficiencies in the Abilene Tower Facility and strong productivity and cost management at both locations. Operating margin increased from 7.5% during the six months ended June 30,  2016, to 10.4% during the six months ended June 30, 2017.

Gearing Segment

The following table summarizes the Gearing segment operating results for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017	2016
Orders	$18,963	$9,129
Revenues	9,942	10,177
Operating loss	(2,165)	(2,392)
Operating margin	(21.8)%	(23.5)%

Gearing segment orders more than doubled from the prior-year quarter due to recovery in demand from O&G customers and the benefit of expanding our commercial organization. Gearing segment revenues decreased by $235, from

$10,177 during the six months ended June 30, 2016, to $9,942 during the six months ended June 30, 2017 due based on weak market demand leading into the beginning of 2017.

Gearing segment operating loss decreased by $227, from $2,392 during the six months ended June 30, 2016, to $2,165 during the six months ended June 30, 2017. The loss decreased due to improved throughput and productivity and lower compensation, partially offset by the absence of a significant gain on assets sold. The operating margin improved based on the above items from (23.5%) during the six months ended June 30, 2016, to (21.8%) during the six months ended June 30, 2017.

Process Systems Segment

The following table summarizes the Process Systems segment operating results for the six months ended June 30, 2017:

Six Months Ended
June 30,
2017
Orders	$8,058
Revenues	6,258
Operating loss	(1,921)
Operating margin	(30.7)%

We acquired Red Wolf on February 1, 2017 and as a result, aggregated our Abilene CNG with Red Wolf to form the Process Systems reportable segment. The six month loss reflected the absence of any CNG unit shipments and included the $257 adverse impact of inventory revaluation associated with purchase accounting and $600 of intangible amortization associated with the Red Wolf transaction.

Corporate and Other

Corporate and Other expenses improved by $141, from $3,617 during the six months ended June 30, 2016, to $3,476 during the six months ended June 30, 2017. The decrease was attributable to lower self-insurance and incentive compensation costs, offset by higher other employee costs.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014 09, Revenue from Contracts with Customers, which amends the guidance in former Accounting Standards Codification Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirement in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted for annual reporting periods beginning on or after December 15, 2016, including interim periods within that annual period. We will adopt the provisions of ASU 2014 09 and ASU 2015-14 for the fiscal year beginning January 1, 2018, and will be electing the modified retrospective approach. Although we are currently evaluating the impact of these ASUs on our condensed consolidated financial statements.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2017, cash and cash equivalents and short-term investments totaled $182, a decrease of $21,688 from December 31, 2016, due to the acquisition of Red Wolf and a significant build of operating working capital. Total debt and capital lease obligations at June 30, 2017 totaled $19,081, and we had the ability to borrow up to an additional $10,137 under the Credit Facility (as defined below). We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances and the Credit Facility.

On October 26, 2016, we established a $20,000 three-year secured revolving line of credit (the “Credit Facility”) with The PrivateBank and Trust Company (“PrivateBank”) to replace our prior credit facility with AloStar Bank of Commerce. Under the Credit Facility, PrivateBank will advance funds when requested against a borrowing base consisting of up to 85% of the face value of our eligible accounts receivable, up to 50% of the book value of our eligible inventory and up to 50% of the appraised value of our eligible machinery, equipment and certain real property up to $10,000. Borrowings under the Credit Facility bear interest at a per annum rate equal to the applicable London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.25% to 3.00%, or the applicable base rate plus a margin ranging from 0.00% to 1.00%, both of which are based on our trailing twelve-month adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, share-based payments and restructuring costs). We also pay an unused facility fee to PrivateBank equal to 0.50% per annum on the unused portion of the Credit Facility, along with other standard fees. The Credit Facility contains customary representations and warranties. It also contains a requirement that we, on a consolidated basis, maintain a minimum Fixed Charge Coverage Ratio Covenant, along with other customary restrictive covenants. The obligations under the Credit Facility are secured by, subject to certain exclusions, (i) a first priority security interest in all our accounts receivable, inventory, equipment, cash and investment property, and (ii) a mortgage on our Abilene, Texas tower facility. On February 10, 2017, a First Amendment to Loan and Security Agreement and Joinder to Loan and Security Agreement were executed to add Red Wolf as a borrower under the Credit Facility. On March 27, 2017, the parties executed a Second Amendment to Loan and Security Agreement and an Amended and Restated Revolving Note to increase the amount of the Credit Facility to $25,000.

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

Sources and Uses of Cash

Operating Cash Flows

During the six months ended June 30, 2017, net cash used in operating activities totaled $14,503, compared to net cash provided by operating activities of $1,788 for the six months ended June 30,  2016. The decrease in net cash used in operating activities was primarily attributable to the decrease in customer deposits based on lower scheduled tower production.

Investing Cash Flows

During the six months ended June 30, 2017, net cash used in investing activities totaled $17,515, compared to net cash provided by investing activities of $1,162 during the six months ended June 30, 2016. The increase in net cash used in investing activities as compared to the prior-year period was primarily attributable to the $16,449 cash paid for the Red Wolf acquisition, $4,304 of investments in property and equipment, mostly attributable to supporting the Abilene, Texas expansion, partially offset by the $2,221 liquidation of available-for-sale securities.

Financing Cash Flows

During the six months ended June 30, 2017, net cash provided by financing activities totaled $13,396, compared to net cash used in financing activities of $3,127 for the six months ended June 30,  2016. The increase in net cash provided by financing activities as compared to the prior-year period was due to receiving proceeds of $13,713 from the Credit Facility during the six months ended June 30, 2017.

CAUTIONARY NOTE REGARDING FOWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions  with respect to the following: (i) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (ii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iii) our ability to continue to grow our business organically and through acquisitions; (iv) the sufficiency of our liquidity and alternate sources of funding, if necessary; (v) our ability to realize revenue from customer orders and backlog; (vi) our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (vii) the economy and the potential impact it may have on our business, including our customers; (viii) the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (ix) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (x) the effects of the recent change of administrations in the U.S. federal government; (xi) our ability to successfully integrate and operate the business of Red Wolf Company, LLC and to identify, negotiate and execute future acquisitions; and (xii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended.  These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual results to be materially different from the forward-looking statements including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and in subsequent filings. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such are not required to provide information under this Item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is incorporated herein by reference to Note 12, “Legal Proceedings” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

There are no material changes to our risk factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

Not Applicable

Item 6.Exhibits

The exhibits listed on the Exhibit Index following the signature page are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND ENERGY, INC.

August 1, 2017	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

Exhibit Number	Exhibit
31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer*
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer and Chief Financial Officer*
101

The following financial information from this Form 10-Q of Broadwind Energy, Inc. for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*Filed herewith.