Form 10-Q
period 2017-09-30
BROADWIND ENERGY, INC.
filed 2017-10-31
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares of registrant’s common stock, par value $0.001, outstanding as of October 26, 2017:  15,145,670.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41	$18,699
Short-term investments	—	3,171
Restricted cash	—	39
Accounts receivable, net of allowance for doubtful accounts of $201 and $145 as of September 30, 2017 and December 31, 2016, respectively	9,271	11,865
Inventories, net	15,409	21,159
Prepaid expenses and other current assets	2,060	2,449
Current assets held for sale	382	808
Total current assets	27,163	58,190
LONG-TERM ASSETS:
Property and equipment, net	56,452	54,606
Goodwill	4,882	—
Other intangible assets, net	16,549	4,572
Other assets	238	294
TOTAL ASSETS	$105,284	$117,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and NMTC note payable	$10,370	$—
Current portions of capital lease obligations	991	465
Accounts payable	7,075	15,852
Accrued liabilities	6,551	8,430
Customer deposits	2,085	18,011
Current liabilities held for sale	323	493
Total current liabilities	27,395	43,251
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	—	2,600
Long-term capital lease obligations, net of current portions	1,537	1,038
Other	3,603	2,190
Total long-term liabilities	5,140	5,828
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,418,907 and 15,175,767 shares issued as of September 30, 2017, and December 31, 2016, respectively	15	15
Treasury stock, at cost, 273,937 shares as of September 30, 2017 and December 31, 2016	(1,842)	(1,842)
Additional paid-in capital	379,702	378,876
Accumulated deficit	(305,126)	(308,466)
Total stockholders’ equity	72,749	68,583
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,284	$117,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$29,595	$42,552	$129,017	$132,689
Cost of sales	28,581	37,221	117,757	119,254
Gross profit	1,014	5,331	11,260	13,435
OPERATING EXPENSES:
Selling, general and administrative	2,374	3,860	10,711	11,785
Intangible amortization	471	111	1,293	333
Total operating expenses	2,845	3,971	12,004	12,118
Operating (loss) income	(1,831)	1,360	(744)	1,317
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(228)	(125)	(584)	(431)
Other, net	(12)	10	17	27
Total other expense, net	(240)	(115)	(567)	(404)
Net (loss) income before benefit for income taxes	(2,071)	1,245	(1,311)	913
Benefit for income taxes	(22)	—	(5,056)	(16)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,049)	1,245	3,745	929
LOSS FROM DISCONTINUED OPERATIONS	(158)	(373)	(405)	(908)
NET (LOSS) INCOME	$(2,207)	$872	$3,340	$21
NET (LOSS) INCOME PER COMMON SHARE—BASIC:
(Loss) income from continuing operations	$(0.14)	$0.08	$0.25	$0.06
Loss from discontinued operations	(0.01)	(0.03)	(0.03)	(0.06)
Net (loss) income	$(0.15)	$0.06	$0.22	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	15,095	14,876	15,013	14,824
NET (LOSS) INCOME PER COMMON SHARE—DILUTED:
(Loss) income from continuing operations	$(0.14)	$0.08	$0.24	$0.06
Loss from discontinued operations	(0.01)	(0.02)	(0.02)	(0.06)
Net (loss) income	$(0.15)	$0.06	$0.22	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	15,095	15,121	15,345	15,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2015	15,012,789	$15	(273,937)	$(1,842)	$378,104	$(308,785)	$67,492
Stock issued for restricted stock	157,331	—	—	—	—	—	—
Stock issued under stock option plans	5,647	—	—	—	19	—	19
Share-based compensation	—	—	—	—	753	—	753
Net income	—	—	—	—	—	319	319
BALANCE, December 31, 2016	15,175,767	$15	(273,937)	$(1,842)	$378,876	$(308,466)	$68,583
Stock issued for restricted stock	186,748	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	56,392	—	—	—	175	—	175
Share-based compensation	—	—	—	—	651	—	651
Net income	—	—	—	—	—	3,340	3,340
BALANCE, September 30, 2017	15,418,907	$15	(273,937)	$(1,842)	$379,702	$(305,126)	$72,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,340	$21
Loss from discontinued operations	(405)	(908)
Income from continuing operations	3,745	929
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	6,571	5,138
Deferred income taxes	(5,056)	—
Stock-based compensation	651	592
Allowance for doubtful accounts	13	45
Common stock issued under defined contribution 401(k) plan	175	—
Gain on disposal of assets	(12)	(147)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	5,281	(5,187)
Inventories	10,928	(2,013)
Prepaid expenses and other current assets	377	(982)
Accounts payable	(9,284)	7,118
Accrued liabilities	(4,037)	777
Customer deposits	(15,934)	11,541
Other non-current assets and liabilities	(45)	(744)
Net cash (used in) provided by operating activities of continuing operations	(6,627)	17,067
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition	(16,449)	—
Purchases of available for sale securities	—	(19,207)
Sales of available for sale securities	2,221	167
Maturities of available for sale securities	950	9,005
Purchases of property and equipment	(5,972)	(4,007)
Proceeds from disposals of property and equipment	5	479
Net cash used in investing activities of continuing operations	(19,245)	(13,563)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	—	19
Net proceeds from line of credit and notes payable	7,770	—
Payments on long-term debt	—	(2,799)
Principal payments on capital leases	(557)	(500)
Net cash provided by (used in) financing activities of continuing operations	7,213	(3,280)
DISCONTINUED OPERATIONS:
Operating cash flows	(40)	786
Investing cash flows	—	615
Financing cash flows	—	(12)
Net cash (used in) provided by discontinued operations	(40)	1,389
Add: Cash balance of discontinued operations, beginning of period	2	—
Less: Cash balance of discontinued operations, end of period	—	2
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(18,697)	1,611
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH beginning of the period	18,738	6,519
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH end of the period	$41	$8,130
Supplemental cash flow information:
Interest paid	$413	$376
Income taxes paid	$52	$22
Contingent consideration related to business acquisition	$1,140	$—
Non-cash investing and financing activities:
Issuance of restricted stock grants	$651	$592
Equipment additions via capital lease	$1,582	$—
Red Wolf acquisition:
Assets acquired	$26,491	$—
Liabilities assumed	$7,508	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2017. The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Except for the business combination discussed in Note 17 “Business Combinations” of these condensed consolidated financial statements, there have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2017 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Company Description

Through its subsidiaries, the Company provides technologically advanced high-value products to energy, mining and infrastructure sector customers, primarily in the United States (the “U.S.”). The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 79% of the Company’s revenue during the first nine months of 2017.

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

Total debt and capital lease obligations at September 30, 2017 totaled $12,898, which includes current outstanding debt totaling $11,361. The current outstanding debt includes $7,770  outstanding under the Company’s revolving line of credit and $2,600 related to the New Market Tax Credit Transaction (the “NMTC Transaction”). See Note 16 “New Markets Tax Credit Transaction” of these condensed consolidated financial statements for a complete description of the NMTC Transaction.

On August 11, 2017, the Company filed a “shelf” registration statement on Form S-3, which was declared effective by the SEC on October 10, 2017. This shelf registration statement, which includes a base prospectus, allows the Company at any time to offer any combination of securities described in the prospectus in one or more offerings.  Unless otherwise specified in the prospectus supplement accompanying the base prospectus, the Company would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes.

Prior to 2016, the Company continuously incurred annual operating losses. The Company anticipates that current cash resources, amounts available under the Credit Facility, cash to be generated from operations, and any potential proceeds from utilization from the S-3 filing will be adequate to meet the Company’s liquidity needs for at least the next twelve months. If assumptions regarding the Company’s production, sales and subsequent collections from certain of the Company’s large customers, as well as customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company’s operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could lose access to the Credit Facility. This could limit the Company’s operational flexibility, require a delay in making planned investments and/or require the Company to seek additional equity or debt financing. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash available to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, or that credit facilities will be available in an amount sufficient to enable the Company to meet these financial obligations.

NOTE 2 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic earnings per share calculation:
Net (loss) income	$(2,207)	$872	$3,340	$21
Weighted average number of common shares outstanding	15,094,991	14,876,308	15,013,312	14,823,525
Basic net (loss) income per share	$(0.15)	$0.06	$0.22	$0.00
Diluted earnings per share calculation:
Net (loss) income	$(2,207)	$872	$3,340	$21
Weighted average number of common shares outstanding	15,094,991	14,876,308	15,013,312	14,823,525
Common stock equivalents:
Stock options and non-vested stock awards	—	244,663	331,196	214,136
Weighted average number of common shares outstanding	15,094,991	15,120,971	15,344,508	15,037,661
Diluted net (loss) income per share	$(0.15)	$0.06	$0.22	$0.00

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

Results of Discontinued Operations

Results of operations for the Services segment, which are reflected as discontinued operations in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$23	$51	$150	$108
Cost of sales	(195)	(100)	(350)	(864)
Selling, general and administrative	14	(1)	(44)	(83)
Interest expense, net	—	(6)	—	5
Impairment of held for sale assets and liabilities and gain on sale of assets	—	(317)	(161)	(74)
Loss from discontinued operations	$(158)	$(373)	$(405)	$(908)

Assets and Liabilities Held for Sale

Services assets and liabilities classified as held for sale in the Company’s condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 include the following:

	September 30,	December 31,
	2017	2016
Assets:
Accounts receivable, net	$21	$172
Inventories, net	16	807
Prepaid expenses and other current assets	—	55
Assets Held For Sale Related To Discontinued Operations	37	1,034
Impairment of discontinued assets held for sale	—	(579)
Total Assets Held For Sale Related To Discontinued Operations	$37	$455
Liabilities:
Accounts payable	$3	$22
Accrued liabilities	39	121
Customer deposits and other current obligations	3	3
Other long-term liabilities	—	3
Total Liabilities Held For Sale Related To Discontinued Operations	$45	$149

NOTE 4 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. Marketable investments with original maturities between three and twelve months are recorded as short-term investments. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded as interest income which is netted against interest expense in the Company’s condensed consolidated statements of operations. The components of cash and cash equivalents and short-term investments as of September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30,	December 31,
	2017	2016
Cash and cash equivalents:
Cash	$41	$16,821
Money market funds	—	1,878
Total cash and cash equivalents	41	18,699
Short-term investments (available-for-sale):
Corporate & municipal bonds	—	3,171
Total cash and cash equivalents and short-term investments	$41	$21,870

NOTE 5 — INVENTORIES

The components of inventories as of September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30,	December 31,
	2017	2016
Raw materials	$9,131	$14,174
Work-in-process	5,348	5,321
Finished goods	3,565	3,342
	18,044	22,837
Less: Reserve for excess and obsolete inventory	(2,635)	(1,678)
Net inventories	$15,409	$21,159

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities as part of the Company’s acquisition of Red Wolf. Goodwill is not amortized but is tested annually for impairment. The Company added $4,882 of goodwill as a result of the Red Wolf acquisition, which is included in the Process Systems segment. See Note 14, “Segment Reporting” for further discussion of the Company’s segments. As the Company’s acquisition accounting is incomplete, the Company may adjust the amounts recorded as of September 30, 2017 to reflect any revised valuations of the assets acquired or liabilities assumed.

Other intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf in 2017. See Note 17, “Business Combinations” of these condensed consolidated financial statements for further discussion of the Red Wolf acquisition. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 5 to 11 years. The Company tests other intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the third quarter of 2017, the Company continued to identify triggering events associated with the Gearing segment’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its long-lived assets associated with the Gearing segment. Based upon the Company’s most recent impairment assessment, the undiscounted cash flows derived from the Company’s most recent projections were less than the carrying amount of the relevant asset groups within the Gearing segment, and a possible impairment to these assets was indicated under Accounting Standards Codifications 360 (“ASC 360”). However, based on third-party appraisals and other estimates of the fair value of the assets, the Company determined that the fair value of these assets is in excess of their carrying amounts under ASC 360. In making the determination, the Company assumed that the assets would be exchanged in an orderly transaction between market participants and would represent the highest and best use of these assets. Based on the analysis, the Company determined that no impairment to this asset group was indicated as of September 30, 2017.

As of September 30, 2017 and December 31, 2016, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	September 30, 2017				December 31, 2016
				Remaining				Remaining
				Weighted				Weighted
			Net	Average			Net	Average
	Cost	Accumulated	Book	Amortization	Cost	Accumulated	Book	Amortization
	Basis	Amortization	Value	Period	Basis	Amortization	Value	Period
Intangible assets:
Goodwill	$4,882	$—	$4,882		$—	$—	$—
Noncompete agreements	170	(19)	151	5.3	—	—	—
Customer relationships	15,979	(4,647)	11,332	8.3	3,979	(3,726)	253	5.8
Trade names	9,099	(4,033)	5,066	10.7	7,999	(3,680)	4,319	10.8
Intangible assets	$30,130	$(8,699)	$21,431	9.0	$11,978	$(7,406)	$4,572	10.5

As of September 30, 2017, estimated future amortization expense is as follows:

2017	$471
2018	1,884
2019	1,884
2020	1,884
2021	1,884
2022 and thereafter	8,542
Total	$16,549

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2017	2016
Accrued payroll and benefits	$2,060	$4,422
Accrued property taxes	532	99
Income taxes payable	79	127
Accrued professional fees	166	236
Accrued warranty liability	596	671
Accrued regulatory settlement	—	500
Accrued environmental reserve	898	1,241
Accrued self-insurance reserve	935	909
Accrued other	1,285	225
Total accrued liabilities	$6,551	$8,430

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2017	2016
Line of credit	$7,770	$—
NMTC note payable	2,600	2,600
Less: Current portion	(10,370)	—
Long-term debt, net of current maturities	$—	$2,600

Credit Facility

On October 26, 2016, the Company established a $20,000 three-year secured revolving line of credit (the “Credit Facility”) with CIBC Bank USA (“CIBC”), formerly known as The PrivateBank and Trust Company, to replace the Company’s prior credit facility with AloStar Bank of Commerce. Under the Credit Facility, CIBC will advance funds when requested against a borrowing base consisting of up to 85% of the face value of eligible accounts receivable of the Company, up to 50% of the book value of eligible inventory of the Company and up to 50% of the appraised value of eligible machinery, equipment and certain real property up to $10,000. Borrowings under the Credit Facility bear interest at a per annum rate equal to the applicable London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.25% to 3.00%, or the applicable base rate plus a margin ranging from 0.00% to 1.00%, both of which are based on the Company’s trailing twelve-month adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, share-based payments and restructuring costs). The Company also pays an unused facility fee to CIBC equal to 0.50% per annum on the unused portion of the Credit Facility, along with other standard fees. The Credit Facility contains customary representations and warranties. It also contains a requirement that the Company, on a consolidated basis, maintain a minimum Fixed Charge Coverage Ratio Covenant, along with other customary restrictive covenants. The obligations under the Credit Facility are secured by, subject to certain exclusions, (i) a first priority security interest in all accounts receivable, inventory, equipment, cash and investment property of the Company, and (ii) a mortgage on the Company’s Abilene, Texas tower facility. On February 10, 2017, a First Amendment to Loan and Security Agreement and Joinder to Loan and Security Agreement were executed to add Red Wolf as a borrower under the Credit Facility. On March 27, 2017, the parties executed a Second Amendment to Loan and Security Agreement and an Amended and Restated Revolving Note to increase the amount of the Credit Facility to $25,000.

As of September 30, 2017, there was $7,770 of outstanding indebtedness under the Credit Facility, with the ability to borrow an additional $11,831 under the Credit Facility.

Other

As of September 30, 2017, Line of Credit and NMTC Note Payable includes $2,600 associated with the New Markets Tax Credit Transaction described further in Note 16, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements. As of December 31, 2016, this was included in Long-Term Debt, Net of Current Maturities. The Company has no other term loans outstanding.

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

The following tables represent the fair values of the Company’s financial assets as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Gearing equipment	$—	$—	$345	$345
Gearing Cicero Ave. facility	—	—	560	560
Services assets	—	—	37	37
Total assets at fair value	$—	$—	$942	$942

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Corporate & municipal bonds and money market funds	$—	$5,049	$—	$5,049
Assets measured on a nonrecurring basis:
Gearing equipment	—	—	353	353
Gearing Cicero Ave. facility	—	—	560	560
Services assets	—	—	455	455
Total assets at fair value	$—	$5,049	$1,368	$6,417

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

The investment in select Gearing equipment, shown as $345 at September 30, 2017, is associated with the Company’s activities to update and consolidate the Gearing segment asset base.

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

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of September 30, 2017, the Company has a full valuation allowance recorded against deferred tax assets. During the nine months ended September 30, 2017, the Company recorded a benefit for income taxes of $5,056, compared to a benefit for income taxes of $16 during the nine months ended September 30, 2016. The income tax benefit during the nine months ended September 30, 2017 included an income tax benefit of $5,060 from the partial release of the valuation allowance, net of Red Wolf’s current state taxes, resulting from the consolidation of the Company’s deferred tax assets with Red Wolf’s deferred tax liabilities upon acquisition.

The Company files income tax returns in U.S. federal and state jurisdictions. As of September 30, 2017, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2016, the Company had net operating loss (“NOL”) carryforwards of $210,820 expiring in various years through 2036.

 It is reasonably possible that unrecognized tax benefits will decrease by up to approximately $18 as a result of the expiration of the applicable statutes of limitations within the next twelve months. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), generally imposes an annual limitation on the amount of NOL carryforwards and associated built-in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company’s ability to utilize NOL carryforwards and built-in losses may be limited, under Section 382 of the IRC or otherwise, by the Company’s issuance of common stock or by other changes in stock ownership. Upon completion of the Company’s analysis of IRC Section 382, the Company has determined that aggregate changes in stock ownership have triggered an annual limitation on NOL carryforwards and built-in losses available for utilization. To the extent the Company’s use of NOL carryforwards and associated built-in losses is significantly limited in the future due to additional changes in stock ownership, the Company’s income could be subject to U.S. corporate income tax earlier than it would be if the Company were able to use NOL carryforwards and built-in losses without such limitation, which could result in lower profits and the loss of benefits from these attributes.

In February 2013, the Board adopted a Stockholder Rights Plan, which was amended in February 2016 (as amended, the “Rights Plan”), designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under IRC Section 382. The Rights Plan was subsequently ratified by the Company’s stockholders at the Company’s 2013 Annual Meeting of Stockholders.  The Rights Plan was amended and extended for an additional three years on February 5, 2016, and such extension was subsequently ratified by the Company’s stockholders at the Company’s 2016 Annual Meeting of Stockholders.

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

As of September 30, 2017, the Company had $18 of unrecognized tax benefits, all of which would have a favorable impact on income tax expense. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had accrued interest and penalties of $11 as of September 30, 2017. As of December 31, 2016, the Company had unrecognized tax benefits of $69, of which $42 represented accrued interest and penalties.

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

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. As of September 30, 2017, the Company had reserved 29,983 shares for issuance upon the exercise of stock options outstanding and no shares for issuance upon the vesting of restricted stock unit (“RSU”) awards outstanding. As of September 30, 2017, 253,659 shares of common stock reserved for stock options and RSU awards under the 2007 EIP had been issued in the form of common stock.

2012 Equity Incentive Plan

The Company has granted incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2012 Equity Incentive Plan (the “2012 EIP”), which was approved by the Board in March 2012 and by the Company’s stockholders in May 2012.

The 2012 EIP reserved 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of September 30, 2017, the Company had reserved 37,205 shares for issuance upon the exercise of stock options outstanding and 19,093 shares for issuance upon the vesting of RSU awards outstanding. As of September 30, 2017, 618,908 shares of common stock reserved for stock options and RSU awards under the 2012 EIP had been issued in the form of common stock.

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

The 2015 EIP reserves 1,100,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of September 30, 2017, the Company had reserved 507,302 shares for issuance upon the vesting of RSU awards outstanding. As of September 30, 2017, 199,403 shares of common stock reserved for RSU awards under the 2015 EIP had been issued in the form of common stock.

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

The following table summarizes stock option activity during the nine months ended September 30, 2017 under the Equity Incentive Plans, as follows:

		Weighted Average
	Options	Exercise Price
Outstanding as of December 31, 2016	67,438		$24.96
Granted	—	$
Exercised	—	$
Forfeited	—	$
Expired	(250)		$107.00
Outstanding as of September 30, 2017	67,188		$24.65
Exercisable as of September 30, 2017	67,188		$24.65

The following table summarizes RSU activity during the nine months ended September 30, 2017 under the Equity Incentive Plans, as follows:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2016	492,176	$3.56
Granted	288,866	$5.69
Vested	(226,267)	$3.96
Forfeited	(28,380)	$3.69
Unvested as of September 30, 2017	526,395	$4.55

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of the price of the Company’s stock over the expected life of the awards and actual and projected stock option exercise behavior. No stock options were granted during the nine months ended September 30, 2017.

The Company utilized a forfeiture rate of 25% during the nine months ended September 30, 2017 and 2016 for estimating the forfeitures of equity compensation granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016, as follows:

	Nine Months Ended September 30,
	2017	2016
Share-based compensation expense:
Cost of sales	$82	$63
Selling, general and administrative	569	529
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net income	$651	$592
Reduction in earnings per share:
Basic earnings per share	$0.04	$0.04

Diluted earnings per share	$0.04	$0.04

(1)

Income tax benefit is not illustrated because the Company is currently in a full tax valuation allowance position and an actual income tax benefit was not realized for the nine months ended September 30, 2017 and 2016. The result of the income (loss) situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

As of September 30, 2017, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and RSUs, in the amount of approximately $1,475 will be recognized through 2019. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which amends the guidance in former Accounting Standards Codification Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirement in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted for annual reporting periods beginning on or after December 15, 2016, including interim periods within that annual period. The Company will adopt the provisions of ASU 2014-09 and ASU 2015-14 for the fiscal year beginning January 1, 2018 and will be electing the modified retrospective approach. The Company has evaluated the impact of this guidance on its condensed consolidated financial statements. The Company has worked through a multi-phase plan to assess the impact of adoption on its material revenue streams, evaluate the new disclosure requirements, and identify and implement appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new guidance. The Company is currently in the process of completing its analysis to finalize any adjustments necessary to existing accounting policies, and to support an evaluation of the impact on its results of operations and financial condition.

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

Towers and Weldments

The Company manufactures towers for wind turbines, specifically the large and heavier wind towers that are designed for multiple megawatt (“MW”) wind turbines, as well as other specialty welded structures for mining and other industrial customers. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 550 towers, sufficient to support turbines generating more than 1,100 MW of power. This product segment also encompasses the manufacture of specialty weldments for mining and other industrial customers.

Process Systems

The Company acquired Red Wolf on February 1, 2017 and as a result, aggregated its Abilene compressed natural gas (“CNG”) and fabrication business with Red Wolf to form the Process Systems reportable segment. This segment provides contract manufacturing services that include build-to-spec, kitting, fabrication and inventory management for customers throughout the U.S. and in foreign countries, primarily supporting the natural gas electrical generation market.

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

Summary financial information by reportable segment for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Towers and	Process
	Weldments	Systems	Gearing	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2017
Revenues from external customers	$15,971	$6,054	$7,570	$—	$—	$29,595
Operating (loss) profit	(1,473)	115	(396)	(77)	—	(1,831)
Depreciation and amortization	1,122	477	609	59	—	2,267
Capital expenditures	1,423	11	232	2	—	1,668

	Towers and	Process
	Weldments	Systems	Gearing	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2017
Revenues from external customers	$99,194	$12,312	$17,511	$—	$—	$129,017
Operating profit (loss)	7,177	(1,805)	(2,562)	(3,554)	—	(744)
Depreciation and amortization	3,283	1,278	1,847	163	—	6,571
Capital expenditures	4,812	421	564	175	—	5,972

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2016
Revenues from external customers	$37,970	$4,582	$—	$—	$42,552
Operating profit (loss)	4,050	(692)	(1,998)	—	1,360
Depreciation and amortization	1,007	638	50	—	1,695
Capital expenditures	1,984	39	17	—	2,040

	Towers and
	Weldments	Gearing	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2016
Revenues from external customers	$117,948	$14,741	$—	$—	$132,689
Intersegment revenues	—	18	—	(18)	—
Operating profit (loss)	10,016	(3,083)	(5,616)	—	1,317
Depreciation and amortization	3,066	1,918	154	—	5,138
Capital expenditures	3,593	368	46	—	4,007

	Total Assets as of
	September 30,	December 31,
Segments:	2017	2016
Towers and Weldments	$22,137	$45,367
Process Systems	23,695	—
Gearing	37,162	30,062
Assets held for sale	382	808
Corporate	247,888	244,184
Eliminations	(225,980)	(202,759)
	$105,284	$117,662

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

In connection with the Company’s restructuring initiatives, during the third quarter of 2012, the Company identified a liability associated with the planned sale of the Cicero Avenue Facility. The liability is associated with environmental remediation costs that were identified while preparing the site for sale. During 2013, the Company applied for and was accepted into the Illinois Environmental Protection Agency (the “IEPA”) voluntary site remediation program. In the first quarter of 2014, the Company completed a comprehensive review of remedial options for the Cicero Avenue Facility and selected a preferred remediation technology. As part of the voluntary site remediation program, the Company submitted a plan to the IEPA for approval to conduct a pilot study to test the effectiveness of the selected remediation technology. In the third quarter of 2015, the Company obtained additional information regarding potential remediation options and modified the remediation plan, which caused an increase in the estimated cost of remediation and resulted in the Company increasing its reserve associated with this matter by $874. The Company began active remediation of the Cicero Avenue Facility during the second quarter of 2017 and is currently awaiting a response related to the results from the remediation from the appropriate environmental agency. The Company will re-evaluate the reserve balance upon the remediation results having been reviewed and accepted by the appropriate environmental agency. As of September 30, 2017 and December 31, 2016, the accrual balance associated with this matter totaled $898 and $1,241, respectively.

Warranty Liability

The Company provides warranty terms that range from one to five years for various products supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of September 30, 2017 and 2016, estimated product warranty liability was $596 and $561, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the nine months ended September 30, 2017 and 2016 were as follows:

	For the Nine Months Ended September 30,
	2017	2016
Balance, beginning of period	$671	$601
Addition to (reduction of) warranty reserve	(82)	(21)
Warranty claims	7	(19)
Balance, end of period	$596	$561

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the nine months ended September 30, 2017 and 2016 consisted of the following:

	For the Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$145	$84
Bad debt expense	56	82
Write-offs	—	(5)
Balance at end of period	$201	$161

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of September 30, 2017.

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, the Company began to self-insure for its workers’ compensation liabilities, including reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. The Company takes into account claims incurred but not reported when determining its workers’ compensation reserves. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. Although the Company entered into a guaranteed cost program at the beginning of the third quarter of 2016, the Company maintained a liability for the trailing claims from the self-insured policy. As of September 30, 2017, the Company had $935 accrued for self-insured workers’ compensation liabilities.

Other

As of December 31, 2016, approximately 11% of the Company’s employees were covered by two collective bargaining agreements with local unions at Brad Foote’s Cicero, Illinois and Neville Island, Pennsylvania locations. The current collective bargaining agreement with the Cicero union is expected to remain in effect through February 2018. The current collective bargaining agreement with the Neville Island union will remain in effect through October 2017. The Company has agreed upon a new bargaining agreement with the Neville Island union, which will become effective upon the expiration of the current agreement and will be in effect through October 2022.

See Note 16, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements for a discussion of a strategic financing transaction, the NMTC Transaction, which originally related to the Company’s drivetrain service center in Abilene, Texas (the “Abilene Gearbox Facility”), and was amended in August 2015 to also include the activities of the Company’s heavy industries business conducted at the same location in Abilene, Texas (the “Abilene Heavy Industries Facility”). The Abilene Gearbox Facility focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing. The Abilene Heavy Industries Facility focuses on heavy weldment fabrication and assembly for industries including those related to compressed natural gas distribution. Pursuant to the NMTC Transaction, the gross loan and investment in the Abilene Heavy Industries Facility and the Abilene Gearbox Facility of $10,000 is expected to generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One, National Association (“Capital One”). The Abilene Heavy Industries Facility and/or the Abilene Gearbox Facility must operate and remain in compliance with the terms and conditions of the NMTC Transaction during the seven-year compliance period ending in the third quarter of 2018, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with the NMTC Transaction.

NOTE 16 — NEW MARKETS TAX CREDIT TRANSACTION

On July 20, 2011, the Company executed the NMTC Transaction, which was amended on August 24, 2015, involving the following third parties: AMCREF Fund VII, LLC (“AMCREF”), a registered community development entity; COCRF Investor VIII, LLC (“COCRF”); and Capital One. The NMTC Transaction allows the Company to receive below market interest rate funds through the federal New Markets Tax Credit (“NMTC”) program. The Company received $2,280 in proceeds from the NMTC Transaction. The NMTC Transaction qualifies under the NMTC program and includes a gross loan from AMCREF to the Company’s wholly-owned subsidiary Broadwind Services, LLC in the principal amount of $10,000, with a term of fifteen years and interest payable at the rate of 1.4% per annum, largely offset by a gross loan in the principal amount of $7,720 from the Company to COCRF, with a term of fifteen years and interest payable at the rate of 2.5% per annum. The August 2015 amendment did not change the financial terms of the NMTC Transaction, but did add the activities and assets of the Abilene Heavy Industries Facility to the NMTC Transaction and allow for the possible sale of the Abilene Gearbox Facility assets, provided that the proceeds of such sale are re-invested in the Abilene Heavy Industries Facility.

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

The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company’s condensed consolidated balance sheet as of September  30, 2017. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest in the third quarter of 2018. Capital One may exercise an option to put its investment to the Company and receive $130 from the Company at that time. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company expects that Capital One will exercise the put option at the end of the tax credit recapture period. The Capital One contribution, other than the amount allocated to the put obligation, will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

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

The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One’s net contribution of $2,600 is included in Line of Credit and Notes Payable in the condensed consolidated balance sheet as of September 30, 2017. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred.

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

The purchase price of the transaction totaled $18,983, of which $16,449 was paid in cash and $2,534 was the expected value of contingent future earn-out payments. The contingent consideration arrangement requires the Company to pay the former owners of Red Wolf a payout if Red Wolf achieves a targeted profitability benchmark. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $9,900. Annual earn-out payments may not exceed $4,950. The fair value of the contingent consideration arrangement of $2,534 was estimated by using a Monte Carlo simulation. Key assumptions include a short-term weighted average cost of capital of 15% and historical volatility of public company comparables.

During the third quarter of 2017, the Company released $1,394 of this contingency into operating income because management determined that Red Wolf’s full-year financial performance during the first year of ownership by the Company is unlikely to meet the threshold required to pay the first installment of the contingent earn-out. The release of the first installment of the contingent earn-out is reflected in the selling, general, and administrative line item in the condensed consolidated statements of operations. Following the release of this portion of the contingency, $1,140 remains in other long-term liabilities, relating to the potential final contingent earn-out that depends on financial performance during the second ownership year. Based on information currently known, the Company believes that the long-term contingency is still applicable.

The purchase price allocation is subject to certain potential adjustments, which have not yet been finalized. The Company’s allocation of the $18,983 purchase price to Red Wolf’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of February 1, 2017, is included in the table below. Goodwill is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is not deductible for tax purposes. The decrease in goodwill from March 31, 2017 is due to opening balance sheet changes noted in the table below.

The purchase price allocation as of March 31 and September 30, 2017 is as follows (in thousands):

	Allocation as of 3/31/2017	Adjustments	Allocation as of 9/30/2017
Assets acquired and liabilities assumed:
Cash and cash equivalents	$ 63	$ (63)	$ -
Receivables	2,796	(96)	2,700
Inventories, net	4,998	179	5,177
Property and equipment, net	462	-	462
Intangible assets, net	13,270	-	13,270
Goodwill (estimated)	5,568	(686)	4,882
Liabilities assumed	(7,554)	46	(7,508)
Total purchase price	$ 19,603	$ (620)	$ 18,983

The allocation of the purchase price is based on valuations performed to determine the fair value of such assets and liabilities as of the acquisition date. As the Company’s acquisition accounting is provisional, the Company may adjust the amounts recorded as of September 30, 2017 to reflect any revised evaluations of the assets acquired or liabilities assumed. Goodwill from this transaction has been allocated to the Company’s Process Systems segment and is not deductible for tax purposes. The Company incurred transaction costs of $182 for the nine months ended September 30, 2017 related to the acquisition. These costs were expensed as incurred and were primarily recorded as selling, general, and administrative expenses on the Company’s condensed consolidated statements of operations. Red Wolf recorded revenues of $11,078 and a net loss of $536 for the period beginning from the acquisition date of February 1, 2017 and ending on September 30, 2017.

Pro Forma Results

The Company’s unaudited pro forma results of operations for the three and nine months ended September 30, 2017 and 2016 assuming the Red Wolf acquisition had occurred as of January 1, 2016 are presented for comparative purposes below. These amounts are based on available information of the results of operations of Red Wolf prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisition been completed on January 1, 2016. The pro forma adjustments related to the acquisition of Red Wolf are based on a preliminary purchase price allocation. This unaudited pro forma information does not project operating results post acquisition.

This preliminary pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenues	$29,595	$50,372	$131,650	$157,659
Net (loss) income*	$(2,207)	$2,148	$(1,819)	$9,746

Pro forma (loss) income per common share - basic	$(0.15)	$0.14	$(0.12)	$0.66
Pro forma (loss) income per common share - diluted	$(0.15)	$0.14	$(0.12)	$0.65

*The release of a portion of the tax provision related to the acquisition is presented within the nine months ended September 30, 2016 net income for pro forma as the release is considered to occur at the time of the acquisition.

NOTE 18 — RETIREMENT SAVINGS AND PROFIT SHARING PLANS

Retirement Savings and Profit Sharing Plans

Retirement Savings and Profit Sharing Plans

The Company offers a 401(k) retirement savings plan to all eligible employees who may elect to contribute a portion of their salary on a pre tax basis, subject to applicable statutory limitations. Participating non union employees are eligible to receive safe harbor matching contributions equal to 100% of the first 3% of the participant’s elective deferral contributions and 50% of the next 2% of the participant’s elective deferral contributions. In accordance with the collective bargaining agreements in place at its two union locations, the Company’s Illinois based union employees are eligible to receive a discretionary match in an amount up to 50% of each participant’s first 4% of elective deferral contributions, and the Company’s Pennsylvania based union employees are eligible to receive a discretionary match in an amount up to 100% of each participant’s first 3% and 50% of the next 2% of elective deferral contributions. The Company has the discretion, subject to applicable statutory requirements, to fund any matching contribution with a contribution to the plan of the Company’s common stock. Beginning with the first quarter of 2012, the Company funded the matching contributions in the form of the Company’s common stock. Starting in the first quarter of 2014, the Company resumed funding the matching contributions in cash. Beginning in the third quarter of 2017, the Company resumed funding the matching contributions in the form of the Company’s common stock. Under the plan, elective deferrals and basic Company matching are 100% vested at all times.

For the nine months ended September 30, 2017 and 2016, the Company recorded expenses under these plans of approximately $600 and $615, respectively.

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

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

Third Quarter Overview

We booked $17,675 in new orders in the third quarter of 2017, down from $27,491 in the third quarter of 2016. The reduction of orders was driven by decreased towers orders received in the current quarter, partially offset by a nearly four-fold increase of $8,404,  in orders in the Gearing segment as a result of higher order intake from oil and gas (“O&G”) and other industrial customers. We are experiencing lower orders for wind towers as customers work off inventories built to support the terms of the Production Tax Credit qualification period and due to other market conditions. Our recently formed Process Systems segment received $5,345 of orders in the current period.

We recognized revenue of $29,595 in the third quarter of 2017, down from revenue of $42,552 in the third quarter of 2016. The addition of $6,054 of Process Systems segment revenue and increased Gearing segment volumes were offset by a 58% reduction in Towers and Weldments segment revenue. The Towers and Weldments segment revenues decrease was due to a 63% decrease in towers sold related to a slow down in demand following early purchases by customers to take advantage of safe harbor provisions of the Production Tax Credit in the early months of 2017. The revenue impact of the tower unit sales decrease was partially offset by the impact of higher steel content related to a more complex tower design and higher material costs, which are generally passed through to customers. Gearing segment revenues were up $2,988 or 65%, driven by improved order intake throughout the current year from O&G customers.  The Company’s recently formed segment, Process Systems, which includes our Abilene, Texas compressed natural gas (“CNG”) and fabrication facility and Red Wolf Company, LLC (“Red Wolf”), recognized revenue of $6,054.

We reported a net loss of $2,207 or $0.15 per share in the third quarter of 2017, compared to net income of $872 or $.06 per diluted share in the third quarter of 2016. The change in earnings was due primarily to the decrease in Towers and Weldments segment volume.

RESULTS OF OPERATIONS

Three months ended September 30, 2017, Compared to Three months ended September 30, 2016

The Condensed Consolidated Statement of Operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

	Three Months Ended September 30,				2017 vs. 2016
		% of Total		% of Total
	2017	Revenue	2016	Revenue	$ Change	% Change
Revenues	$29,595	100.0%	$42,552	100.0%	$(12,957)	(30.4)%
Cost of sales	28,581	96.6%	37,221	87.5%	(8,640)	(23.2)%
Gross profit	1,014	3.4%	5,331	12.5%	(4,317)	(81.0)%
Operating expenses
Selling, general and administrative expenses	2,374	8.0%	3,860	9.1%	(1,486)	(38.5)%
Intangible amortization	471	1.6%	111	0.3%	360	324.3%
Total operating expenses	2,845	9.6%	3,971	9.4%	(1,126)	(28.4)%
Operating (loss) income	(1,831)	(6.2)%	1,360	3.1%	(3,191)	(234.6)%
Other expense
Interest expense, net	(228)	(0.8)%	(125)	(0.3)%	(103)	(82.4)%
Other, net	(12)	(0.0)%	10	—%	(22)	(220.0)%
Total other expense, net	(240)	(0.8)%	(115)	(0.3)%	(125)	(108.7)%
Net (loss) income before benefit for income taxes	(2,071)	(7.0)%	1,245	2.8%	(3,316)	(266.3)%
Benefit for income taxes	(22)	(0.1)%	—	—%	(22)	—%
(Loss) income from continuing operations	(2,049)	(6.9)%	1,245	2.8%	(3,294)	(264.6)%
Loss from discontinued operations	(158)	(0.5)%	(373)	(0.9)%	215	57.6%
Net (loss) income	$(2,207)	(7.5)%	$872	1.9%	$(3,079)	(353.1)%

Consolidated

Revenues decreased from $42,552 during the three months ended September 30, 2016, to $29,595 during the three months ended September 30, 2017. Lower sales in our Towers and Weldments segment of $21,999 were partially offset by the addition of the sales from the Red Wolf acquisition, as well as by higher sales in the Gearing segment of $2,988. The Towers and Weldments segment revenue decrease was due to a 63% decrease in towers sold. Gearing segment revenues were up 65% due to improved order intake in 2017, primarily resulting from the recovery in demand from O&G customers.

Gross profit decreased by $4,317, from $5,331 during the three months ended September 30, 2016, to $1,014 during the three months ended September 30, 2017. The decrease in gross profit was attributable to the revenue decline in our Towers and Weldments segment, partially offset by decreased labor compensation and other manufacturing costs in response to the revenue downturn.  Despite aggressive cost reduction efforts, fixed overhead was underutilized and our gross margin decreased from 12.5% during the three months ended September 30, 2016, to 3.4% during the three months ended September 30, 2017.

Operating  expenses decreased from $3,971 during the three months ended September 30, 2016, to $2,845 during the three months ended September 30, 2017. The decrease was attributable primarily to the reversal into income of the current portion of the Red Wolf earn-out payment of $1,394 and a reduction of incentive compensation expenses of $842, partially offset by $732 of operating and intangible amortization expenses associated with the acquisition of Red Wolf, an increase in $373 of self-insured medical expenses and $152 higher professional fees. Operating expenses as a percentage of sales increased from 9.4% in the prior-year quarter to 9.6% in the current-year quarter.

Income from continuing operations decreased from income of $1,245 during the three months ended September 30, 2016, to a loss of $2,049 during the three months ended September 30, 2017, as a result of the factors described above.

Profitability decreased from net income of $872 during the three months ended September 30, 2016, to a net loss of $2,207 during the three months ended September 30, 2017, as a result of the factors described above, partially offset by a reduction in the net loss from discontinued operations due to a reduction in wind down expenses in our Services business.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017	2016
Orders	$1,764	$25,329
Revenues	15,971	37,970
Operating (loss) income	(1,473)	4,050
Operating margin	(9.2)%	10.7%

 Towers and Weldments segment orders were significantly below the prior year quarter. Tower demand has been lower during the current year quarter as customers work off inventories built to support the terms of the Production Tax Credit qualification period. Towers and Weldments segment revenues decreased by $21,999, from $37,970 during the three months ended September 30, 2016, to $15,971 during the three months ended September 30, 2017 due to a lower build rate in response to the reduced order intake. Partially offsetting the impact of a 63% decrease in towers sold was higher steel content due to a more complex tower design in production and higher material costs, which are generally passed through to customers.

Towers and Weldments segment operating income decreased by $5,523, from income of $4,050 during the three months ended September 30, 2016, to a loss of $1,473 during the three months ended September 30, 2017. The adverse impact of the sharp reduction in sales and production volumes was partially offset by $1,819 of significant reductions to manufacturing overhead and operating expenses. Operating margin decreased from 10.7% during the three months ended September 30, 2016, to a loss of 9.2% during the three months ended September 30, 2017.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017	2016
Orders	$10,566	$2,162
Revenues	7,570	4,582
Operating loss	(396)	(692)
Operating margin	(5.2)%	(15.1)%

 Gearing segment orders increased $8,404 from the prior-year quarter, primarily due to recovery in demand from O&G customers, which also caused significant revenue growth, from $4,582 during the three months ended September 30, 2016, to $7,570 during the three months ended September 30, 2017.

Gearing segment operating loss decreased by $296, from $692 during the three months ended September 30, 2016, to $396 during the three months ended September 30, 2017. The operating loss narrowed as a result of improved capacity utilization, which was partly offset by higher maintenance and tooling expense to ramp up and support the higher production levels. The operating margin improved based on the above items from (15.1%) during the three months ended September 30, 2016, to (5.2%) during the three months ended September 30, 2017.

Process Systems Segment

The following table summarizes the Process Systems segment operating results for the three months ended September 30, 2017:

Three Months Ended
September 30,
2017
Orders	$5,345
Revenues	6,054
Operating income	115
Operating margin	1.9%

We acquired Red Wolf on February 1, 2017 and as a result, aggregated our Abilene, Texas CNG and fabrication business (“Abilene CNG”) with Red Wolf to form the Process Systems reportable segment. Orders fell short of revenue in the quarter because of weaker aftermarket demand from gas turbine customers.

Corporate and Other

Corporate and Other expenses decreased by $1,921, from $1,998 during the three months ended September 30, 2016, to $77 during the three months ended September 30, 2017. The decrease was primarily attributable to the reversal into income of the current portion of the accrued Red Wolf earn-out payment of $1,394 and a reduction of incentive compensation expenses of $683 due to lower earnings.

Nine months ended September 30, 2017, Compared to Nine months ended September 30, 2016

The Condensed Consolidated Statement of Operations table below should be read in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

	Nine Months Ended September 30,				2017 vs. 2016
		% of Total		% of Total
	2017	Revenue	2016	Revenue	$ Change	% Change
Revenues	$129,017	100.0%	$132,689	100.0%	$(3,672)	(2.8)%
Cost of sales	117,757	91.3%	119,254	89.9%	(1,497)	(1.3)%
Gross profit	11,260	8.7%	13,435	10.1%	(2,175)	(16.2)%
Operating expenses
Selling, general and administrative expenses	10,711	8.3%	11,785	8.9%	(1,074)	(9.1)%
Intangible amortization	1,293	1.0%	333	0.3%	960	288.3%
Total operating expenses	12,004	9.3%	12,118	9.2%	(114)	(0.9)%
Operating (loss) income	(744)	(0.6)%	1,317	0.9%	(2,061)	(156.5)%
Other (expense) income
Interest expense, net	(584)	(0.5)%	(431)	(0.3)%	(153)	(35.5)%
Other, net	17	0.0%	27	—%	(10)	(37.0)%
Total other expense, net	(567)	(0.4)%	(404)	(0.3)%	(163)	(40.3)%
Net (loss) income before benefit for income taxes	(1,311)	(1.0)%	913	0.6%	(2,224)	(243.6)%
Benefit for income taxes	(5,056)	(3.9)%	(16)	—%	(5,040)	(31,500.0)%
Income from continuing operations	3,745	2.9%	929	0.6%	2,816	303.1%
Loss from discontinued operations, net of tax	(405)	(0.3)%	(908)	(0.7)%	503	55.4%
Net income	$3,340	2.6%	$21	(0.1)%	$3,319	15,804.8%

Consolidated

Revenues decreased by $3,672 from $132,689 during the nine months ended September 30, 2016, to $129,017 during the nine months ended September 30, 2017. The decrease reflects lower sales in Towers and Weldments segment of $18,754, partially offset by higher sales in the Gearing segment of $2,752 and the addition of $12,312 sales from the acquisition of Red Wolf. The Towers and Weldments segment revenue decrease was due to a 22% decrease in towers sold, partially offset by the impact of higher steel content related to the mix of tower designs produced, which are generally passed through to customers. The Gearing segment revenue increase was due primarily to the recovery of the market for O&G gears.

Gross profit decreased by $2,175, from $13,435 during the nine months ended September 30, 2016, to $11,260 during the nine months ended September 30, 2017. The decrease in gross profit was attributable to the decrease in the production volumes in the Towers and Weldments segment, partially offset by the benefit of increased production volumes in the Gearing segment and additional gross profit due to the acquisition of Red Wolf. As a result, our overall gross margin decreased from 10.1% during the nine months ended September 30, 2016, to 8.7% during the nine months ended September 30, 2017.

Operating expenses were flat from $12,118 during the nine months ended September 30, 2016, to $12,004 during the nine months ended September 30, 2017. Compensation costs decreased by $532 as a result of lower incentive compensation and staffing reductions in response to lower tower production volumes, but were offset by $2,097 of operating and intangible amortization expenses associated with the acquisition of Red Wolf. Also impacting operating expenses in the current year was the reversal of the current portion of the Red Wolf earn-out payment of $1,394. Operating expenses as a percentage of sales increased slightly from 9.2% in the first three quarters of 2016 to 9.3% in the first three quarters of 2017.

Income from continuing operations improved from income of $929 during the nine months ended September 30, 2016, to income of $3,745 during the nine months ended September 30, 2017, as a result of the factors described above and a $5,034 tax benefit due to the release of a portion of the tax provision related to the acquisition of Red Wolf.

Profitability improved from net income of $21 during the nine months ended September 30, 2016, to net income of $3,340 during the nine months ended September 30, 2017, as a result of the factors described above, and a reduction in the net loss from discontinued operations due to a reduction in wind down expenses in our Services business.

Towers and Weldments Segment

The following table summarizes the Towers and Weldments segment operating results for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016
Orders	$32,331	$231,401
Revenues	99,194	117,948
Operating income	7,177	10,016
Operating margin	7.2%	8.5%

The significant reduction in orders is due primarily to the $137,000 multi-year tower order received in 2016, which supports deliveries until 2019, and also very strong demand for towers during 2016 and early 2017 to support qualification to meet the terms of the Production Tax Credit. Towers and Weldments segment revenues decreased by $18,754, from $117,948 during the nine months ended September 30, 2016, to $99,194 during the nine months ended September 30, 2017. The Towers and Weldments segment revenue decrease was due to a 22% decrease in towers sold beginning early in the second quarter, partially offset by higher prices due to a more complex tower design and higher material costs, which are generally passed through to customers.

Towers and Weldments segment operating income decreased by $2,839, from $10,016 during the nine months ended September 30, 2016, to $7,177 during the nine months ended September 30, 2017. The decrease was primarily attributable to the decrease in production volume, offset in part by a $1,040 decrease in incentive compensation and staffing reductions. Operating margin decreased from 8.5% during the nine months ended September 30, 2016, to 7.2% during the nine months ended September 30, 2017.

Gearing Segment

The following table summarizes the Gearing segment operating results for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016
Orders	$29,530	$11,307
Revenues	17,511	14,759
Operating loss	(2,562)	(3,083)
Operating margin	(14.6)%	(20.9)%

Gearing segment orders were nearly triple the prior-year period, primarily due to the recovery in demand from O&G customers. Revenues rose more gradually, up 19% from the prior-year period, as the business ramps up production to support the higher demand.

Gearing segment operating loss improved by $521, from $3,083 during the nine months ended September 30, 2016, to $2,562 during the nine months ended September 30, 2017. The improvement was due to the increase in production volumes partly offset by higher maintenance and tooling expense incurred to bring additional machines into production, and the addition of operating expense to support the growth. The operating margin improved based on the above items from (20.9%) during the nine months ended September 30, 2016, to (14.6%) during the nine months ended September 30, 2017.

Process Systems Segment

The following table summarizes the Process Systems segment operating results for the nine months ended September 30, 2017:

Nine Months Ended
September 30,
2017
Orders	$13,404
Revenues	12,312
Operating loss	(1,805)
Operating margin	(14.7)%

We acquired Red Wolf on February 1, 2017 and as a result, aggregated our Abilene CNG with Red Wolf to form the Process Systems reportable segment. The nine month loss reflected low capacity utilization in the Abilene facility, due to weak CNG equipment demand, and the impact of $960 of intangible amortization associated with the Red Wolf transaction.

Corporate and Other

Corporate and Other expenses improved by $2,062, from $5,616 during the nine months ended September 30, 2016, to $3,554 during the nine months ended September 30, 2017. The decrease was primarily attributable to the release of the current portion of the Red Wolf earn-out payment of $1,394 and a reduction of incentive compensation expenses of $741 due to weaker financial results.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2017, cash and cash equivalents and short-term investments totaled $41, a decrease of $21,829 from December 31, 2016, due to the acquisition of Red Wolf and a significant build of operating working capital. Total debt and capital lease obligations at September 30, 2017 totaled $12,898, including the $2,600 related to the NMTC Transaction,  which we believe will be forgiven at the completion of the term upon the put being exercised in 2018. We had the ability to borrow up to an additional $11,831 under the Credit Facility (as defined in Note 8 “Debt and Credit Agreements”). We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances, the Credit Facility, and any potential proceeds from utilization from the S-3 filing.

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

Sources and Uses of Cash

Operating Cash Flows

During the nine months ended September 30, 2017, net cash used in operating activities totaled $6,627, compared to net cash provided by operating activities of $17,067 for the nine months ended September 30, 2016. The increase in net cash used in operating activities was primarily attributable to the decrease in customer deposits based on lower scheduled tower production.

Investing Cash Flows

During the nine months ended September 30, 2017, net cash used in investing activities totaled $19,245, compared to net cash used in investing activities of $13,563 during the nine months ended September 30, 2016. The increase in net cash used in investing activities as compared to the prior-year period was primarily attributable to the $16,449 cash paid for the Red Wolf acquisition, $5,972 of investments in property and equipment, mostly attributable to supporting the Abilene, Texas expansion, partially offset by the $2,221 liquidation of available-for-sale securities.

Financing Cash Flows

During the nine months ended September 30, 2017, net cash provided by financing activities totaled $7,213, compared to net cash used in financing activities of $3,280 for the nine months ended September 30, 2016. The increase in net cash provided by financing activities as compared to the prior-year period was primarily due to receiving proceeds of $7,770 from the Credit Facility during the nine months ended September 30, 2017.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions  with respect to the following: (i) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (ii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iii) our ability to continue to grow our business organically and through acquisitions; (iv) the sufficiency of our liquidity and alternate sources of funding, if necessary; (v) our ability to realize revenue from customer orders and backlog; (vi) our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (vii) the economy and the potential impact it may have on our business, including our customers; (viii) the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (ix) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (x) the effects of the recent change of administrations in the U.S. federal government; (xi) our ability to successfully integrate and operate the business of Red Wolf Company, LLC and to identify, negotiate and execute future acquisitions; and (xii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; and (xiii) the impact of future sales of our common stock or securities convertible into our common stock on our stock price.  These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual results to be materially different from the forward-looking statements including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and in subsequent filings,  including Item 1A of this Quarterly Report on Form 10-Q. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such are not required to provide information under this Item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is incorporated herein by reference to Note 12, “Legal Proceedings” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 other than the risk factor below:

Future sales of our common stock or securities convertible into our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock or securities convertible into our common stock in the public market, or the perception that these sales might occur, may reduce the prevailing market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities and may make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate.

On August 11, 2017, we filed a registration statement on Form S-3 (File No. 333-219931), which was declared effective by the SEC on October 10, 2017, to register securities that we may choose to issue in the future.  Under the registration statement, we may offer and sell up to $50,000,000 in the aggregate of securities in one or more offerings.

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

BROADWIND ENERGY, INC.

October 31, 2017	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
President, Chief Executive Officer
(Principal Executive Officer)
October 31, 2017	By:	/s/ Jason L. Bonfigt
Jason L. Bonfigt
Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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
101

The following financial information from this Form 10-Q of Broadwind Energy, Inc. for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*Filed herewith.