Form 10-K
period 2017-12-31
BROADWIND ENERGY, INC.
filed 2018-02-27
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b‑2 of the Exchange Act. Yes ☐ No ☒

As of June 30, 2017 the aggregate market value of the Registrant’s voting common stock held by non‑affiliates of the Registrant was approximately $50,551,000, based upon the $5.04 per share closing sale price of the Registrant’s common stock as reported on the NASDAQ Capital Market. For purposes of this calculation, the Registrant’s directors and executive officers and holders of 5% or more of the Registrant’s outstanding shares of voting common stock have been assumed to be affiliates, with such affiliates holding an aggregate of 5,006,000 shares of the Registrant’s voting common stock on June 30, 2017.

The number of shares of the Registrant’s common stock, par value $0.001, outstanding as of February 22, 2018,  was 15,206,362.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

BROADWIND ENERGY, INC.

FORM 10‑K

PART I

Cautionary Note Regarding Forward‑Looking Statements

This Annual Report on Form 10 K (“Annual Report”) contains “forward looking statements”— that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. Forward looking statements include any statement that does not directly relate to a current or historical fact. We have tried to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward looking statements. Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following: (i) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (ii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iii) our ability to continue to grow our business organically and through acquisitions; (iv) the sufficiency of our liquidity and alternate sources of funding, if necessary; (v) our ability to realize revenue from customer orders and backlog; (vi) our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (vii) the economy and the potential impact it may have on our business, including our customers; (viii) the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (ix) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (x) the effects of the change of administrations in the U.S. federal government; (xi) our ability to successfully integrate and operate the business of Red Wolf Company, LLC and to identify, negotiate and execute future acquisitions; (xii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; and (xiii) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change.

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

Business Overview

We provide technologically advanced high‑value products to energy, mining and infrastructure sector customers, primarily in the United States of America (the “U.S.”). Our most significant presence is within the U.S. wind energy industry, although we have diversified into other industrial markets in order to improve our capacity utilization and reduce our exposure to uncertainty related to governmental policies currently impacting the U.S. wind energy industry. The December 2015 multi-year extension of the federal Production Tax Credit (the “PTC”) and the Investment Tax Credit (“ITC”) for new wind energy development projects have helped stabilize wind energy markets for the medium term. Within the U.S. wind energy industry, we provide products primarily to wind turbine manufacturers. We also provide precision gearing and specialty weldments to a broad range of industrial customers for oil and gas (“O&G”), mining, steel and other industrial applications.

On January 30, 2017, we announced we had agreed upon the material terms to acquire Red Wolf Company, LLC (“Red Wolf”), a Sanford, North Carolina-based, privately held fabricator, kitter and assembler of industrial systems primarily supporting the global natural gas turbine (“NGT”) market, for approximately $18,983. The transaction closed on February 1, 2017, and Red Wolf is being operated as a wholly-owned subsidiary, as more fully described in Note 21,

“Business Combinations” in the notes to our consolidated financial statements.  The Red Wolf acquisition enables us to expand our market reach, competencies, capabilities and customer relationships.  The Red Wolf acquisition aligns with our growth strategy focused on expanding and diversifying our business through organic growth and strategic bolt-on acquisitions.  Red Wolf’s operations are reported in the “Process Systems” segment.

In September 2015, our Board of Directors (the “Board”) approved a plan to divest or otherwise exit our Services segment. The divestiture was substantially completed in December 2015. Consequently, this segment has been reported as a discontinued operation. All current and prior period financial results have been revised to reflect these changes. As a result of the 2017 Red Wolf acquisition and the divestiture of the Services segment, we revised our segment presentation to include three reportable operating segments: Towers and Weldments, Gearing, and Process Systems. See Note 16 “Segment Reporting” for further discussion of our segments. In the fourth quarter 2017, the Towers and Heavy Fabrications segment changed its name from Towers and Weldments to Towers and Heavy Fabrications to more accurately reflect the nature of the business’ activities.

In 2017, 72% of our sales were linked to new wind energy installations, predominantly for towers used for new wind turbines, down from 92% in 2016. The market for new U.S. wind energy installations is affected by a number of factors, including: (i) economic growth and the associated demand for new electricity generation; (ii) the cost of competing energy sources, primarily natural gas and solar power; (iii) federal and state‑level renewable energy development incentives; (iv) available transmission infrastructure and the proliferation of smart grid technology; (v) improvements in wind energy cost competitiveness resulting from the maturation of technologies and services within the wind energy industry; and (vi) state and federal government actions relating to regulation of carbon emissions.

The highest impact development incentive has been the PTC for new wind energy projects. Legislative support for the PTC has been intermittent in the past, which has caused volatility in the demand for new wind energy projects. For example, after the PTC was allowed to expire briefly in 2013, new installations at wind farms fell 92%, causing significant disruption in the industry. In December 2015, the PTC was extended for an additional five-year period, which is helping to stabilize wind energy markets and attract new investment in the medium term. The 2015 extension phases-out the amount of the credit allowed over time based on the year when construction of the wind project is started. The phase-out schedule provides for: 100% extension of the credit for projects commenced in 2015 and 2016, 80% for projects commenced in 2017, 60% in 2018 and 40% in 2019. Although the clearer investment horizon provided by the long-term extension is expected to stabilize the market for our products, it may also attract new competition in our industry.

The market for wind towers is closely correlated to the demand for new wind turbines. However, demand for our towers is also reflective of the level of market competition, the strength of our customer relationships and the proximity of our plants to wind farm development sites, the economics and availability of imported towers, as well as other factors. In 2016, orders for our wind towers were strong, driven by a multi-year baseload order received in response to the PTC extension. Our orders weakened in 2017 due principally to the consolidation of our two largest customers, and their decision to reduce inventories of towers and other turbine components globally.

Outside of the market for new wind energy installations, we serve a number of other industrial markets, including O&G exploration and extraction, mining, NGT, compressed natural gas (“CNG”) distribution, and steel production, as well as replacement gearing for the installed wind energy base. The market for O&G equipment and mining equipment was extremely weak in 2016 due to the sustained decline in energy prices, with a rebound occurring in this market early in 2017 as prices recovered significantly in response to changes in the supply and demand balance. Due to the rebound in the market conditions, we have increased our workforce and raised production in order to meet our customers’ demand. Our products sold into these markets include gearboxes (both new and rebuilt), loose gearing and Heavy Fabrications, including CNG equipment. The following table details the percentage of our revenue generated in each sector for the past two years:

	Annual
	Revenue
	2017	2016
Wind	72%	92%
Industrial	28%	8%
Total	100%	100%

Business and Operating Strategy

We intend to capitalize on the markets for wind energy, NGT power generation, O&G, mining, and other industrial verticals in North America by leveraging our core competencies in large precision gearing and drivetrains and industrial welding. Our strategic objectives include the following:

•

Improve our commercial efforts and expand and diversify our customer base.  In 2017, sales derived from our top five customers represented 85% of total sales, modestly improved diversification versus 91% in 2016. To reduce the concentration of sales and our wind energy industry concentration, we have focused our market research activities and our sales force on expanding and diversifying our customer base. The Red Wolf acquisition in early 2017 further improved our customer and end market diversification.

•

Improve capacity utilization and profitability.  We are working to improve our capacity utilization and financial results by leveraging our existing manufacturing capacity and adjusting capacity where we can, in response to changing market conditions. Tower and gear manufacturing each require significant capital investments. We have manufacturing capacity available that could support a significant increase in our annual revenues, particularly for gearing and heavy fabrications. In 2017, we expanded our Abilene, Texas tower plant (the “Abilene Tower Facility”) to take advantage of the strong regional demand for towers.

•

Reduce fixed manufacturing costs and operating expenses to improve profitability. During 2016, we accelerated our focus on aggressively managing down our manufacturing overhead and expense base in order to improve profit margins and profitability. We established a targeted year-over-year reduction in these costs of $8 million, which we successfully met in 2016. In response to lower tower demand from our customers in 2017, we further reduced our cost structure by $2.3 million.  In our Gearing segment, after several years of reducing workforce and selling excess gear cutting and grinding equipment, we are modestly increasing our production capacity in response to improving market conditions. Outside of Gearing, we have focused on reducing professional fees and expenses, lowering our administrative costs and eliminating non-critical overhead positions.

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

COMPANY HISTORY

We were incorporated in 1996 in Nevada as Blackfoot Enterprises, Inc., and through a series of subsequent transactions, became Broadwind Energy, Inc., a Delaware corporation, in 2008. Through several acquisitions in 2007 and 2008, we focused on expanding upon our core platform as a wind tower component manufacturer, established our Gearing segment, and developed our Heavy Fabrications capabilities. In early 2017, we acquired Red Wolf, a kitter and assembler of industrial systems primarily supporting the global NGT market.

SALES AND MARKETING

We market our towers, gearing, kitting and heavy fabrications products through a direct sales force and independent sales agents. Our sales and marketing strategy is to develop and maintain long‑term relationships with our energy and infrastructure sector customers. Within the wind energy industry, our customer base consists primarily of wind turbine manufacturers who supply end‑users and wind farm operators with wind turbines and wind farm operators who use our replacement gears in their installed turbines. Within the O&G and mining industries, our customer base consists of manufacturers of hydraulic fracturing and mud pumps, drilling and production equipment, mining equipment, and off‑highway vehicles. Within the NGT industry, our customers supply end-users with natural gas turbines and efficiency upgrade packages. To support the efforts of our sales force, we utilize a number of marketing tactics to build our brand and position and promote our products. Our efforts include participation in industry conferences, media relations, use of social media and other channels and use of our website to connect with customers.

COMPETITION

Each of our businesses faces competition from both domestic and international companies. The December 2015 extension of the PTC has boosted the market but has also attracted additional investment and competition in the wind energy industry. The industrial gearing industry has experienced consolidation of producers and acquisitions by strategic buyers in response to strong international competition and reduced O&G and mining demand prior to 2017.

For our Towers and Heavy Fabrications segment, the largest North American based competitor is Trinity Industries. Other competitors include Vestas Wind Systems, which has periodically produced towers for third party customers in addition to meeting its own captive tower requirements, and Marmen Industries, a Canadian company that also has a production facility in the U.S. We also face competition from imported towers, although imports from China and Vietnam have substantially ceased following a determination by the U.S. International Trade Commission (“USITC”) in 2013 that wind towers from those countries were being sold in the U.S. at less than fair value. As a result of the determination, the U.S. Department of Commerce (“USDOC”) issued antidumping and countervailing duty orders on imports of wind towers from China and an antidumping duty order on imports of towers from Vietnam. We continue to monitor wind tower imports.

In our Gearing segment, which is focused on the O&G, wind energy, mining and steel markets, our key competitors in a fragmented market include Overton Chicago Gear, Cincinnati Gearing Systems, Merit Gear, Milwaukee Gear and Horsburgh & Scott. In addition, we compete with the internal gear manufacturing capacity of relevant equipment manufacturers and face competition from foreign competitors.

In our Process Systems segment, which is primarily focused on the NGT market, our key competitors include Gexpro and Eastern Industrial.

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

BACKLOG

We sell our towers under either supply agreements or individual purchase orders (“POs”), depending on the size and duration of the purchase commitment. Under the supply agreements, we typically receive a purchase commitment for towers to be delivered in future fiscal quarters, then receive POs on a periodic basis depending upon the customer’s forecast of production volume requirements within the contract terms. For our Gearing and Process Systems segments, sales are generally based on individual POs. As of December 31, 2017, the dollar amount of our backlog believed to be firm under our supply agreements and POs awarded was approximately $138 million. This represents a 27% decrease from the backlog at December 31, 2016, which is due to the receipt of a three-year tower framework agreement in mid-2016, against which we are still delivering. The reduction in tower backlog has been partially offset by higher gearing orders due to the rebound in the O&G market, and the addition of Red Wolf backlog pursuant to the February 2017 acquisition.

SEASONALITY

The majority of our business is not affected by seasonality.

EMPLOYEES

We had 399 employees at December 31, 2017, of which 329 were in manufacturing related functions and 70 were in administrative functions. As of December 31, 2017, approximately 24% of our employees were covered by collective bargaining agreements with local unions in our Cicero, Illinois and Neville Island, Pennsylvania locations. The three-year collective bargaining agreement with the Neville Island union was renegotiated in November 2017, and is expected to remain in effect through October 2022. The collective bargaining agreement with the Cicero union expires in February 2018; the parties are currently negotiating a new collective bargaining agreement. We believe that our relationship with our employees is generally positive.

RAW MATERIALS

The primary raw material used in the construction of wind towers and gearing products is steel in the form of plate, bar stock, forgings or castings. The market for tower steel has become increasingly globalized. Although we are generally responsible for procurement of the raw materials, our global tower customers often negotiate the prices and terms for steel purchases, and, through a “directed buy”, we purchase under these agreements. We then pass the steel cost through to our end customer plus a conversion margin.

Outside of these directed buys, we operate a multiple supplier sourcing strategy and source our raw materials through various suppliers located throughout the U.S. and abroad. We generally do not have long‑term supply agreements with our raw materials suppliers, and closely match terms with those of our customers to limit our exposure to commodity price fluctuations. We believe that we will be able to obtain an adequate supply of steel and other raw materials to meet our manufacturing requirements, although from time to time we have faced shortages of specific grades of steel. Additionally, due to the globalization of the supply chain for tower steel prompted by the increasing use of directed buys, we faced supply disruptions during 2015 associated with the West Coast port labor slowdowns. Such shortages have periodically limited our ability to meet customer demand and caused manufacturing inefficiencies. We have made modifications to our supply chain management practices to deal more effectively with potential disruptions arising from these purchasing practices.

QUALITY CONTROL

We have a long‑standing focus on processes for ensuring the manufacture of high‑quality products. To achieve high standards of production and operational quality, we implement strict and extensive quality control and inspections throughout our production processes. We maintain internal quality controls over all core manufacturing processes and carry out quality assurance inspections at the completion of each major manufacturing step to ensure the quality of our products. The manufacturing process at our Gearing segment, for example, involves transforming forged steel into precision gears through cutting, heat treating, testing and finishing. We inspect and test raw materials before they enter the assembly process, re‑test the raw materials after rough machining, test the functioning of gear teeth and cores after thermal treatment and accuracy test final outputs for compliance with product specifications. We believe our investment in industry‑leading heat treatment, high precision machining, specialized grinding technologies and cutting‑edge welding has contributed to our high product reliability and the consistent performance of our products under varying operating conditions. Our Gearing segment is ISO 9001:2008 certified. Our tower manufacturing plants in Manitowoc, Wisconsin and Abilene, Texas are ISO 9001:2010 certified. Our global NGT manufacturing plant in Sanford, North Carolina is ISO 9001:2015 certified.

CUSTOMERS

We manufacture products for a variety of customers in the wind energy, O&G, mining and other infrastructure industries. The majority of our wind energy industry customer base consists of wind turbine manufacturers who supply wind farm operators and wind farm developers with completed wind turbines. In the other industrial sectors, we sell our products through our trained sales force or through manufacturers’ representatives to a wide variety of customers. The wind turbine market is very concentrated. According to American Wind Energy Association 2017 industry data, the top four wind turbine manufacturers constituted approximately 99% of the U.S. market. As a result, although we have historically produced towers for most of these global wind turbine manufacturers, in any given year a limited number of customers have accounted for the majority of our revenues. Sales to Siemens Gamesa Renewable Energy (“SGRE”), a company formed in early 2017 through the merger of Siemens and Gamesa’s global wind energy businesses, represented greater than 10% of our consolidated revenues for the year ended December 31, 2017 and sales to SGRE and General Electric each represented greater than 10% of our consolidated revenues for the year ended December 31, 2016. The loss of one of these customers could have a material adverse effect on our business. As a result, we are seeking to diversify our customer base.

WORKING CAPITAL

Our primary customers are wind turbine manufacturers and various other industrial customers. For wind towers, our primary business, the industry has historically used customized contracts with varying terms and conditions between suppliers and customers, depending on the specific objectives of each party. As such, we produce to order rather than to stock. Our practices mirror this historical industry practice of negotiating agreements on a case‑by‑case basis. As a result, working capital needs, including levels of accounts receivable (“A/R”), customer deposits and inventory, can vary significantly from quarter to quarter based on the contractual terms associated with each quarter’s sales, such as whether and when we are required to purchase and supply steel pursuant to such sales.

In analyzing our liquidity, we focus on operating working capital (“OWC”) in relationship to revenue. OWC is comprised of A/R and inventories, net of accounts payable (“A/P”) and customer deposits. Our OWC at December 31, 2017 was $11,376 or 16% of trailing three months of sales annualized. This is an increase of $12,215 from December 31, 2016, when OWC was ($839), or (.4%) of trailing three months of sales annualized. The increase in OWC was driven by reduced customer deposits due to lower production levels in our Towers and Heavy Fabrications segment in late 2017.

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

We supply products to wind turbine manufacturers and owners and operators of wind energy generation facilities. The U.S. wind energy industry is significantly impacted by federal tax incentives and state Renewable Portfolio Standards (“RPS’s”). Despite recent reductions in the cost of wind energy, due to variability in wind quality and consistency, and other regional differences, wind energy may not be economically viable in certain parts of the country absent such incentives. These programs have provided material incentives to develop wind energy generation facilities and thereby impact the demand for our products. The increased demand for our products that generally results from the credits and incentives could be impacted by the expiration or curtailment of these programs.

One such federal government program, the PTC, provides economic incentives to the owners of wind energy facilities in the form of a tax credit. The PTC has been extended several times since its initial introduction in 1992. The FY16 Omnibus Appropriations Bill, passed on December 18, 2015, included a five-year extension and phase-down of the PTC, as well as providing the option to elect the ITC for wind energy projects. As a result, the PTC has been extended at full value for projects commenced in 2015 and 2016, and will continue at 80% of full value for projects commenced in 2017, 60% for projects commended in 2018, and 40% for projects commenced in 2019. Similarly, for the ITC election, projects that started construction in 2015 and 2016 are eligible for a full 30% ITC, and projects that start construction in 2017, 2018 and 2019 are eligible for an ITC of 24%, 18% and 12%, respectively. As before, the rules allow wind energy projects to qualify so long as construction is started before the end of the respective period.

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

Historically, the majority of our revenues are highly concentrated with a limited number of customers. In 2017, one customer, SGRE, accounted for more than 10% of our consolidated revenues, and our five largest customers accounted for 85% of our consolidated revenues. Certain of our customers periodically have expressed their intent to scale back, delay or restructure existing customer agreements, which has led to reduced revenues from these customers. It is possible that this may occur again in the future. As a result, our operating profits and gross margins have historically been negatively affected by significant variability in production levels, which has created production volume inefficiencies in our operations and cost structures.

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

Wind turbine manufacturers are among our primary customers. There has been consolidation among these manufacturers, and more consolidation may occur in the future. For example, both Siemens and Gamesa were customers for our tower business until their business combination in early 2017, at which time SGRE became our largest customer. Customer consolidation may result in pricing pressures, to which we are subject, leading to downward pressure on our margins and profits, and may also disrupt our supply chain relationships.

We may have difficulty maintaining our current financing arrangements or obtaining additional financing when needed or on acceptable terms, and there can be no assurance that our operations will generate cash flows in an amount sufficient to enable us to pay our indebtedness.

We rely on banks and capital markets as a source of liquidity for capital requirements not satisfied by cash flows from operations or asset sales. We have experienced operating losses for most periods during which we have operated, and our committed sources of liquidity may be inadequate to satisfy our operational needs. There can be no assurances that even if we were to achieve in part any or all of our strategic objectives that we would be successful in improving profitability. If we are not able to access capital at competitive rates, the ability to implement our business plans may be adversely affected. In the absence of access to capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations at times when the prices for such assets or operations are depressed. In such event, we may not be able to consummate those dispositions. Furthermore, the proceeds of any such dispositions may not be adequate to meet our debt service obligations when due.

Additionally, our ability to comply with the restrictive covenants contained in our debt instruments, to make scheduled payments on our existing or future debt obligations, and to fund our operations will depend on our future financial and operating performance. There can be no assurances that our operations will generate sufficient cash flows to enable us to maintain compliance with the restrictive covenants contained in our debt instruments, pay our remaining indebtedness or to fund our other liquidity needs. If we cannot make scheduled payments on our debt, we will be in default and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable which could force us to liquidate certain assets or alter our business operations or debt obligations. Moreover, if we are unable to obtain additional capital or if our current sources of financing including customer advances, are reduced or unavailable, our overall operations could be materially and negatively impacted.  In addition, raising capital in the equity capital markets could result in limitations on our ability to use our net operating loss carryforwards.

We face competition from industry participants who may have greater resources than we do.

Our businesses are subject to risks associated with competition from new or existing industry participants who may have more resources and better access to capital. Certain of our competitors and potential competitors may have substantially greater financial resources, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Among other things, these industry participants compete with us based upon price, quality, location and available capacity. We cannot be sure that we will have the resources or expertise to compete successfully in the future. We also cannot be sure that we will be able to match cost reductions by our competitors or that we will be able to succeed in the face of current or future competition.

We face significant risks associated with uncertainties resulting from changes to policies and laws with the current U.S. administration.

The change of administration in the U.S. federal government may affect our business in a manner that currently cannot be reliably predicted, especially given the potentially significant changes to various laws and regulations that affect us. These uncertainties may include changes in laws and policies in areas such as corporate taxation, taxation on imports of internationally-sourced products, international trade including trade treaties such as the North American Free Trade Agreement, environmental protection and workplace safety laws, labor and employment law, immigration and health care, which individually or in the aggregate could materially and adversely affect our business, results of operations or financial condition.

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

•

If we are unable to deliver products to our customers in accordance with an agreed upon schedule we may become subject to liquidated damages provisions in certain supply agreements for the period of time we are unable to deliver finished products. Although the liquidated damages provisions are generally capped, they can become significant and may have a negative impact on our profit margins and financial results.

•	A material change in payment terms with a significant customer could have a material adverse effect on our short‑term cash flows.

The existence of government subsidies available to our competitors in certain countries may affect our ability to compete on a price basis.

In 2013, the USITC determined that wind towers from China and Vietnam were being sold in the U.S. at less than fair value. As a result of that determination, the USDOC issued antidumping and countervailing duty orders on imports of wind towers from China and an antidumping duty order on imports of towers from Vietnam. Since that time, imports of wind towers from those countries have substantially ceased. Those orders expire in 2018, however, and there can be no assurance that they will be renewed or extended. Additionally, producers in other countries not subject to those orders may benefit from government subsidies (particularly with respect to the price of steel, the primary raw material used in the production of wind towers) which could lead to increased competition from those producers in the U.S. market, causing us to lose market share and/or reducing our margins. The possible introduction of U.S. tariffs on imported steel, if not applied to fabricated wind towers could adversely impact our cost structure and competitiveness relative to imported towers.

Our plans for growth and diversification may not be successful, and could result in poor financial performance.

We have made a strategic decision to diversify our business further into NGT power generation, O&G, mining and other industries, particularly within our gearing and Heavy Fabrications businesses and through our 2017 acquisition of Red Wolf. While we have historically participated in most of these lines of business, there is no assurance that we will be able to grow our presence in these markets at a rate sufficient to compensate for a potentially weaker wind energy market. Moreover, our participation in these markets may require additional investments in personnel, equipment and operational infrastructure. If we are unable to further penetrate these markets, our plans to diversify our operations may not be successful and our anticipated future growth may be adversely affected.

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

We have previously made significant capital investments in anticipation of rapid growth in the U.S. wind energy market. However, the growth in the U.S. wind energy market has not kept pace with our expectations when some of these capital investments were made, and there can be no assurance that the U.S. wind energy market will grow and develop in a manner consistent with our expectations, or that we will be able to fill our capacity through the further diversification of our operations. Our internal manufacturing capabilities have required significant upfront fixed costs. If market demand for our products does not increase at the pace we have anticipated and align with our manufacturing capacity, we may be unable to offset these costs and achieve economies of scale, and our operating results may continue to be adversely affected by high fixed costs, reduced margins and underutilization of capacity. In light of these considerations, we may be forced to temporarily idle existing capacity or sell to third parties manufacturing capacity that we cannot utilize in the near term, in addition to the steps that we have already taken to adjust our capacity more closely to demand. Alternatively, if we experience rapid increased demand for our products in excess of our estimates, or we reduce our manufacturing capacity, our installed capital equipment and existing workforce may be insufficient to support higher production volumes, which could adversely affect our customer relationships and overall reputation. In addition, we may not be able to expand our workforce and operations in a timely manner, procure adequate resources or locate suitable third‑party suppliers to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our business could be adversely affected. Our ability to meet such excess customer demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.

Our growth strategies could be ineffective due to the risks of acquisitions and risks relating to integration.

Our growth strategy has included acquiring complementary businesses, such as Red Wolf, as more fully described in Note 21, “Business Combinations” in the notes to our consolidated financial statements. In regards to Red Wolf, or any other future acquisitions, we could fail to identify, finance or complete suitable acquisitions on acceptable terms and prices. Acquisitions and the related integration processes could increase a number of risks, including diversion of operations personnel, financial personnel and management’s attention, difficulties in integrating systems and operations, potential loss of key employees and customers of the acquired companies and exposure to unanticipated liabilities. The price we pay for a business may exceed the value realized and we cannot provide any assurance that we will realize the expected synergies and benefits of any acquisition, including Red Wolf. Our discovery of, or failure to discover, material issues during due diligence investigations of acquisition targets, either before closing with regard to potential risks of the acquired operations, or after closing with regard to the timely discovery of breaches of representations or warranties, could materially harm our business. Our failure to meet the challenges involved in integrating a new business to realize the anticipated benefits of an acquisition could cause an interruption or loss of momentum in our existing activities and could adversely affect our profitability. Acquisitions also may result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial position and operating results.

Our diversification outside of the wind energy market exposes us to business risks associated with the CNG, NGT, O&G and mining industries, among others, which may slow our growth or penetration in these markets.

Although we have experience in the CNG and NGT market through the Process Systems segment, and experience in O&G and mining markets through our gearing and heavy fabrications businesses, these markets have not historically been our primary focus. In further diversifying our business to serve these markets, we face competitors who may have more resources, longer operating histories and more well‑established relationships than we do, and we may not be able to successfully or profitably generate additional business opportunities in these industries. Moreover, if we are able to successfully diversify into these markets, our businesses may be exposed to risks associated with these industries, which could adversely affect our future earnings and growth. These risks include, among other things:

•	the prices and relative demand for oil, gas, minerals and other commodities;
•	domestic and global political and economic conditions affecting the O&G and mining industries;
•	changes in CNG, NGT, O&G and mining technology;
•	the price and availability of alternative fuels and energy sources, as well as changes in energy consumption or supply; and
•	federal, state and local regulations, including, among others, regulations relating to hydraulic fracturing and greenhouse gas emissions.

We have substantially generated net losses since our inception.

Although our business was profitable in 2016, we have experienced operating losses for all of the other years we have been in operation. We have incurred significant costs in connection with the development of our businesses, and because we have operated at low capacity utilization in certain facilities, there is no assurance that we will generate sufficient revenues to offset anticipated operating costs. Although we anticipate deriving revenues from the sale of our products, no assurance can be given that these products can be sold on a profitable basis. We cannot give any assurance that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

We depend on the services of unionized labor and have collective bargaining agreements with certain of our operations workforce at our Cicero, Illinois and Neville Island, Pennsylvania Gearing facilities. The loss of the services of these and other personnel, whether through terminations, attrition, labor strike or otherwise, or a material change in our collective bargaining agreements, could have a material adverse impact on us and our future profitability. In November 2017, a three-year  collective bargaining agreement was ratified by the collective bargaining union in our Neville Island facility and is expected to remain in effect through October 2022. The collective bargaining agreement with the Cicero union expires in February 2018; the parties are currently negotiating a new collective bargaining agreement. As of December 31, 2017, these collective bargaining units represented approximately 24% of our workforce.

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

We are dependent upon the supply of certain raw materials used in our production process, and these raw materials are exposed to price fluctuations on the open market. Raw material costs for materials such as steel, our primary raw material, have fluctuated significantly and may continue to fluctuate. To reduce price risk caused by market fluctuations, we have generally tried to match raw material purchases to our sales contracts or incorporated price adjustment clauses in our contracts. However, limitations on availability of raw materials or increases in the cost of raw materials (including steel), energy, transportation and other necessary services may impact our operating results if our manufacturing businesses are not able to fully pass on the costs associated with such increases to their respective customers. Alternatively, we will not realize material improvements from declines in steel prices as the terms of our contracts generally require that we pass these cost savings through to our customers. In addition, we may encounter supplier constraints, be unable to maintain favorable supplier arrangements and relations or be affected by disruptions in the supply chain caused by events such as natural disasters, shipping delays, power outages and labor strikes. Additionally, our supply chain has become more global in nature and, thus, more complex from a shipping and logistics perspective. In the event of limitations on availability of raw materials or significant changes in the cost of raw materials, particularly steel, our margins and profitability could be negatively impacted.

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

On August 11, 2017, we filed a registration statement on Form S-3 (File No. 333-219931), which was declared effective by the SEC on October 10, 2017, to register securities that we may choose to issue in the future (the “Broadwind Form S-3”).  Under the registration statement, we have the option to offer and sell up to $50,000 in the aggregate of securities in one or more offerings.

Limitations on our ability to utilize our net operating losses (“NOLs”) may negatively affect our financial results.

We may not be able to utilize all of our NOLs. For financial statement presentation, all benefits associated with the NOL carryforwards have been reserved; therefore, this potential asset is not reflected on our balance sheet. To the extent available, we will use any NOL carryforwards to reduce the U.S. corporate income tax liability associated with our operations. However, if we do not achieve profitability prior to their expiration, we will not be able to fully utilize our NOLs to offset income. Section 382 of the IRC (“Section 382”) generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. Our ability to utilize NOL carryforwards and built‑in losses may be limited, under Section 382 or otherwise, by our issuance of common stock or by other changes in ownership of our stock. After analyzing Section 382 in 2010 we determined that aggregate changes in our stock ownership had triggered an annual limitation of NOL carryforwards and built‑in losses available for utilization to $14,284 per annum. Although this event limited the amount of pre‑ownership change date NOLs and built‑in losses we can utilize annually, it does not preclude us from fully utilizing our current NOL carryforwards prior to their expiration. However, subsequent changes in our stock ownership could further limit our ability to use our NOL carryforwards and our income could be subject to taxation earlier than it would if we were able to use NOL carryforwards and built‑in losses without an annual limitation, which could result in lower profits. To address these concerns, in February 2013 we adopted a Section 382 Stockholder Rights Plan, which was subsequently approved by our stockholders and extended in 2016 for an additional three-year period (as amended, the “Rights Plan”), designed to preserve our substantial tax assets associated with NOL carryforwards under Section 382. The Rights Plan is intended to deter any person or group from being or becoming the beneficial owner of 4.9% or more of our common stock and thereby triggering a further limitation of our available NOL carryforwards. See Note 14, “Income Taxes” of our consolidated financial statements for further discussion of our Rights Plan. There can be no assurance that the Rights Plan will be effective in protecting our NOL carryforwards.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters is located in Cicero, Illinois, a suburb located west of Chicago, Illinois. In addition, the Subsidiaries own or lease operating facilities, which are presented by operating segment as follows (information below is as of December 31, 2017).

		Owned /	Approximate
Operating Segment and Facility Type	Location	Leased	Square Footage
Towers and Heavy Fabrications (2)
Tower Manufacturing	Manitowoc, WI	Leased	213,000
Tower Manufacturing	Abilene, TX	Owned	175,000
Heavy Fabrications Manufacturing	Manitowoc, WI	Leased	30,000
Gearing and Corporate
Gearing System Manufacturing—Machining	Cicero, IL (1)	Owned	149,000
Gearing System Manufacturing—Machining and Corporate Administration	Cicero, IL	Leased	301,000
Gearing System Manufacturing—Heat Treatment and Gearbox Repair	Neville Island, PA	Owned	52,000
Process Systems
Red Wolf Manufacturing	Sanford, NC	Leased	105,000
CNG and Fabrication Manufacturing	Abilene, TX	Leased	80,000

(1)

The use by our wholly owned subsidiary Brad Foote Gear Works, Inc., an Illinois corporation (“Brad Foote”), of one of our facilities located in Cicero, Illinois (the “Cicero Avenue Facility”) for production was significantly curtailed at the end of 2013, as of December 31, 2017 this property is classified as held for sale.

(2)	The Towers and Heavy Fabrications segment listing does not include the tower storage yards of 36 acres in Manitowoc, WI and 25 acres in Abilene, TX.

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

	Common Stock
	High	Low
2017
First quarter	$8.33	$4.02
Second quarter	9.41	4.57
Third quarter	4.84	2.98
Fourth quarter	3.91	2.35

	Common Stock
	High	Low
2016
First quarter	$3.12	$1.72
Second quarter	4.66	2.90
Third quarter	5.48	4.14
Fourth quarter	4.46	4.05

The closing price for our common stock as of February 22, 2018 was $2.30. As of February 22, 2018, there were 53 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock and have no current plan to do so in the foreseeable future. The declaration and payment of dividends on our common stock are subject to the discretion of our Board and are further limited by our credit agreement and other contractual agreements we may have in place from time to time. The decision of our Board to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition, and other factors our Board may consider relevant. The current policy of our Board is to reinvest cash generated in our operations to promote future growth and to fund potential investments.

Repurchases

There were no repurchases of our equity securities under our repurchase program made during the years ended December 31, 2017 and 2016.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities for the years ended December 31, 2017 or 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for information as of December 31, 2017 with respect to shares of our common stock that may be issued under our existing share‑based compensation plans.

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

(Dollar amounts are presented in thousands, except per share data and unless otherwise stated)

We booked $87,562 in net new orders in 2017, down from $275,010 in 2016. The reduction of orders was driven by a decrease in tower orders, driven primarily by a multi-year baseload order received in 2016, in response to the December 2015 five-year extension of the Production Tax Credit (“PTC”) for new wind energy development projects. We are experiencing lower orders for wind towers as customers work off inventories built to support the terms of the PTC qualification period and due to other market conditions. The Gearing segment realized a significant increase of $22,708 in orders as a result of higher intake from O&G and other industrial customers. Our recently formed Process Systems segment received $15,761 of orders in the current year.

We recognized revenue of $146,785 in 2017, down from revenue of $180,840 in 2016. A 35% reduction in Towers and Heavy Fabrications revenue was partially offset by the addition of Red Wolf revenue associated with our 2017 acquisition and increased Gearing segment volumes. The Towers and Heavy Fabrications segment revenues decrease was due to a 41% decrease in towers sold related to a slowdown in demand following early purchases by customers to take advantage of safe harbor provisions of the PTC in the early months of 2017. The revenue impact of the tower unit sales decrease was partially offset by the impact of higher steel content related to a more complex tower design and higher material costs, which are generally passed through to customers. Gearing segment revenues were up $5,358 or 26%, driven by improved order intake throughout the current year from O&G customers.  Process Systems, which includes our Abilene, Texas compressed natural gas (“CNG”) and fabrication facility and our newly acquired subsidiary, Red Wolf Company, LLC (“Red Wolf”), recognized revenue of $17,390. At December 31, 2017, total backlog was $138,198, down 27% from $188,717 at December 31, 2016.

We reported a net loss of $3,641, or $0.24 per share in 2017, compared to a net income of $319 or $0.02 per share in 2016. The $0.26 per share decrease was primarily due to the decrease in Towers and Heavy Fabrications segment volume.

We use our credit facility from time to time to fund temporary increases in working capital, and believe that our credit facility, together with the operating cash generated by our businesses, and any potential proceeds from access to the public or private debt or equity markets, is sufficient to meet all cash obligations over the next twelve months.  For a further discussion of our capital resources and liquidity, including a description of recent amendments and waivers under our credit facility, please see the discussion under “Liquidity, Financial Position and Capital Resources”.

RESULTS OF OPERATIONS

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2017 compared to the year ended December 31, 2016.

	For the Year Ended December 31,				2017 vs. 2016
		% of Total		% of Total
	2017	Revenue	2016	Revenue	$ Change	% Change
Revenues	$146,785	100%	$180,840	100%	$(34,055)	(18.8)%
Cost of sales	138,626	94.4%	162,701	90.0%	(24,075)	(14.8)%
Gross profit	8,159	5.6%	18,139	10.0%	(9,980)	(55.0)%
Operating expenses
Selling, general and administrative expenses	13,828	9.4%	15,786	8.7%	(1,958)	(12.4)%
Intangible amortization	1,764	1.2%	444	0.2%	1,320	297.3%
Total operating expenses	15,592	10.6%	16,230	9.0%	(638)	(3.9)%
Operating (loss) income	(7,433)	(5.1)%	1,909	1.1%	(9,342)	(489.4)%
Other expense
Interest expense, net	(798)	(0.5)%	(625)	(0.3)%	(173)	(27.7)%
Other, net	3	0%	49	—%	(46)	(93.9)%
Total other expense, net	(795)	(0.5)%	(576)	(0.3)%	(219)	(38.0)%
Net (loss) income before benefit for income taxes	(8,228)	(5.6)%	1,333	0.7%	(9,561)	(717.3)%
Benefit for income taxes	(5,045)	(3.4)%	(2)	—%	(5,043)	(252,150.0)%
(Loss) income from continuing operations	(3,183)	(2.2)%	1,335	0.7%	(4,518)	(338.4)%
Loss from discontinued operations	(458)	(0.3)%	(1,016)	(0.6)%	558	54.9%
Net (loss) income	$(3,641)	(2.5)%	$319	0.2%	$(3,960)	(1,241.4)%

Consolidated

Revenues decreased by $34,055 from $180,840 for the year ended December 31, 2016, to $146,785 for the year ended December 31, 2017. The decrease primarily reflects lower sales in our Towers and Heavy Fabrications segment of $56,821, partially offset by higher sales in the Gearing segment of $5,358, and the addition of sales from the acquisition of Red Wolf in February 2017. The Towers and Heavy Fabrications segment revenue decrease was due to a 41% decrease in towers sold, partially offset by the impact of higher steel content related to the mix of tower designs produced. The Gearing segment revenue increase was due primarily to the recovery of the market for O&G gearing.

Gross profit decreased by $9,980, from $18,139 for the year ended December 31, 2016, to $8,159, for the year ended December 31, 2017. The decrease in gross profit was primarily attributable to the decrease in the production volumes in the Towers and Heavy Fabrications segment, partially offset by the benefit of increased production volumes in the Gearing segment and additional gross profit due to the acquisition of Red Wolf. As a result, our gross margin decreased from 10.0% for the year ended December 31, 2016, to 5.6% for the year ended December 31, 2017.

Operating expenses decreased from $16,230 during the year ended December 31, 2016, to $15,592 during the year ended December 31, 2017. Compensation costs decreased by $894 as a result of lower incentive compensation and staffing reductions primarily in response to lower tower production volumes, but were offset by $2,791 of operating and intangible amortization expenses associated with the acquisition of Red Wolf. Also impacting operating expenses in the current year was the reversal of the current portion of the Red Wolf earn-out payment of $1,394 and the release of a $727 environmental reserve due to completing remediation of a vacated gearing facility. Operating expenses as a percentage of sales increased from 9.0% in the prior-year to 10.6% in the current year due to lower revenues.

Income from continuing operations decreased from income of $1,335 for the year ended December 31, 2016 to a loss of $3,183 for the year ended December 31, 2017, primarily as a result of the factors described above, partly offset by a $5,060 tax benefit due to the release of a portion of the valuation allowance related to the acquisition of Red Wolf.

Profitability decreased from net income of $319 for the year ended December 31, 2016, to a net loss of $3,641, for the year ended December 31, 2017, primarily as a result of the factors described above, partly offset by a reduction in the net loss from discontinued operations due to a reduction in wind down expenses in our Services business.

Towers and Heavy Fabrications Segment

The following table summarizes the Towers and Heavy Fabrications segment operating results for the years ended December 31, 2017 and 2016:

	Twelve Months Ended
	December 31,
	2017	2016
Orders	$34,873	$260,790
Revenues	103,389	160,210
Operating income	2,667	12,788
Operating margin	2.6%	8.0%

The significant reduction in orders is due primarily to the absence of the $137,000 multi-year tower order received in 2016, which supports deliveries through 2019, and an inventory correction by our largest customer in the second half of 2017. Towers and Heavy Fabrications segment revenues decreased by $56,821, from $160,210 during the year ended December 31, 2016, to $103,389 during the year ended December 31, 2017. The Towers and Heavy Fabrications segment revenue decrease was primarily due to a 41% decrease in towers sold, partially offset by higher prices due to a more complex tower design and higher material costs, which are generally passed through to customers.

Towers and Heavy Fabrications segment operating income decreased by $10,121, from $12,788 for the year ended December 31, 2016, to $2,667 for the year ended December 31, 2017. The decrease was primarily attributable to lower production volumes and the corresponding underutilization of plant capacity, offset in part by significant cost reduction actions including a $1,510 decrease in incentive compensation, and staffing reductions. Operating margin decreased from 8.0% during the year ended December 31, 2016, to 2.6% during the year ended December 31, 2017.

Gearing Segment

The following table summarizes the Gearing segment operating results for the years ended December 31, 2017 and 2016:

The following table summarizes the Gearing segment operating results for the years ended December 31, 2017 and 2016:
	Twelve Months Ended
	December 31,
	2017	2016
Orders	$36,928	$14,220
Revenues	26,006	20,648
Operating loss	(2,632)	(3,244)
Operating margin	(10.1)%	(15.7)%

Gearing segment orders more than doubled in 2017, primarily due to the recovery in demand from O&G customers. Revenues rose more gradually, up 26% from the prior year, as the business ramped up production in the second half of the current year to support the higher demand.

Gearing segment operating loss improved by $612 from $3,244 for the year ended December 31, 2016, to $2,632 for the year ended December 31, 2017.  The improvement was primarily due to the $1,886 impact of higher sales volumes and the $727 release of an environmental reserve following the successful completion of remediation activities on a facility that is now held for sale. Partially offsetting these factors were higher maintenance and tooling expense associated with supporting the volume increases, and higher commission expenses of $288. The operating margin improved based on the above items from (15.7%) during the year ended December 31, 2016, to (10.1%) during the year ended December 31, 2017.

Process Systems Segment

The following table summarizes the Process Systems segment operating results for the year ended December 31, 2017.

Twelve Months Ended
December 31,
2017
Orders	$15,761
Revenues	17,390
Operating loss	(2,269)
Operating margin	(13.0)%

We acquired Red Wolf on February 1, 2017 and as a result, aggregated our Abilene CNG with Red Wolf to form the Process Systems reportable segment. The current year loss reflects low capacity utilization in the Abilene facility, due to weak CNG equipment demand, a one-time charge of $350 for the write-down of CNG inventory and fixed assets due to market conditions and the impact of $1,320 of intangible amortization associated with the Red Wolf transaction.

Corporate and Other

Corporate and Other expenses improved by $2,436, from $7,635 for the year ended December 31, 2016, to $5,199 for the year ended December 31, 2017. The decrease was primarily due to the reversal into income of the current portion of the accrued Red Wolf earn-out payment of $1,394 and a reduction of incentive compensation expenses of $934.

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

In most instances within our Towers and Heavy Fabrications segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition due to our customers’ preference to ship towers in batches to support efficient construction of wind farms. We recognize revenue under these arrangements only when the buyer requests the arrangement, title and risk of ownership has passed to the buyer, a fixed schedule for delivery exists, the ordered goods are segregated from inventory and not available to fill other orders and the goods are complete and ready for shipment. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

We will adopt the provisions of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, for the fiscal year beginning January 1, 2018 and will be electing the modified retrospective approach. Through our assessment of the ASC 606, we have determined there are minimal changes to the assumptions currently utilized for the year ending December 31, 2017 and the adoption of the guidance will not result in a material impact on our consolidated financial statements.

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

Inventories are stated at the lower of cost or market and net realizable value. We have recorded a reserve for the excess of cost over market value in our inventory allowance. Market value of inventory, and management’s judgment concerning the need for reserves, encompasses consideration of other business factors including physical condition, inventory holding period, contract terms and usefulness. Inventories are valued based either on actual cost or using a first‑in, first out method.

Long-Lived Assets

We review property and equipment and other long-lived assets (“long-lived assets”) for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. In evaluating the recoverability of long-lived assets, we utilize a fair value technique accepted by ASC 820, Fair Value Measurement, which is the asset accumulation approach.  If the fair value of the asset group is less than the carrying amount, we recognize an impairment loss.

Due to the Gearing segment’s operating losses in 2017 and 2016 combined with its history of continued operating losses, we continue to evaluate the recoverability of certain of the long-lived assets associated with the Gearing segment. Based on third-party appraisals and other estimates of the fair value of the Gearing asset group, we determined the fair value of the asset group is in excess of carrying amounts under ASC 360 testing, and no impairment was indicated as of December 31, 2017 or 2016. The appraised value of the assets was determined primarily through the use of market value third-party appraisals. To the extent assumptions used in our evaluations are not achieved, there may be a negative effect on the valuation of these assets.

Goodwill

We review goodwill for impairment on an annual basis is accordance with ASC 350, Intangibles- Goodwill and Other. In evaluating the goodwill, we must make assumptions regarding the discounted future cash flows of the acquired company. If the discounted cash flows are less than the carrying value, we then determine if an impairment loss is recognized by evaluating the fair value of the goodwill. We utilize fair value techniques accepted by ASC 820, which include the income, market and cost approach.  If the fair value of the goodwill is less than the carrying amount, we recognize an impairment loss.

With the Red Wolf acquisition, we recorded goodwill associated with the transaction. In accordance with ASC 350, we have elected to perform the review of goodwill for impairment on an annual basis during the fourth quarter of our fiscal year. Based on the discounted cash flows calculation utilizing three weighted average scenarios and a 19.5% discount rate, we determined the fair value of the goodwill is in excess of carrying value, and no impairment was indicated.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate; (2) eliminating the corporate alternative minimum tax; (3) creating a new limitation on deductible interest expense; and (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

We also account for the uncertainty in income taxes related to the recognition and measurement of a tax position taken or expected to be taken in an income tax return. We follow the applicable pronouncement guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition related to the uncertainty in these income tax positions.

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, we began to self‑insure for our workers’ compensation liability, and began establishing reserves for self‑retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. We take into account claims incurred but not reported when determining our workers’ compensation reserves. Workers’ compensation reserves are included in accrued liabilities. While we believe that we have adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred. Although we entered into a guaranteed cost program at the beginning of the third quarter of 2016, we maintain a liability for the trailing claims from the self-insured policies.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of December 31, 2017, cash and cash equivalents and short-term investments totaled $78, a decrease of $21,792 from December 31, 2016. Debt and capital lease obligations at December 31, 2017 totaled $16,752, and we had the ability to borrow up to $11,796 under our Credit Facility (as defined in Note 10, “Debt and Credit Agreement” of the consolidated financial statements). We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances, our Credit Facility, additional equipment financing, and access to the public or private debt equity markets, including the option to raise capital under the Broadwind Form S-3.

On January 29, 2018, we executed the Third Amendment to Loan and Security Agreement (the “Third Amendment”), which waived the Fixed Charge Coverage Ratio Covenant as of December 31, 2017 and added new minimum EBITDA and capital expenditure covenants through June 30, 2018. Among other changes, the amendment also revised the Fixed Charge Coverage Ratio Covenant to be recalculated for future periods commencing with the quarter ending June 30, 2018.

While we believe that we will continue to have sufficient cash available to operate our businesses and to meet our financial obligations and amended debt covenants, there can be no assurance that our operations will generate sufficient cash, that we will be able to comply with applicable loan covenants or that credit facilities will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Sources and Uses of Cash

Operating Cash Flows

During the year ended December 31, 2017 net cash used in operations was $9,350 compared to net cash provided by operating activities of $17,300 for the year ended December 31, 2016. The decrease in net cash provided by operating activities was primarily attributable to reduced customer deposits, accrued liabilities, and accounts payable based primarily on lower scheduled tower production.

Investing Cash Flows

During the year ended December 31, 2017, net cash used in investing activities was $19,894 compared to net cash used in investing activities of $3,164 for the year ended December 31, 2016. The increase in net cash used in investing activities as compared to the prior-year period was primarily attributable to the $16,449 cash paid for the Red Wolf acquisition in February 2017.

Financing Cash Flows

During the year ended December 31, 2017, net cash provided by financing activities totaled $10,660 compared to net cash used in financing activities of $3,319 for the year ended December 31, 2016. The increase in net cash provided by financing activities as compared to the prior‑year period was due primarily to drawing proceeds of $158,856 from the Credit Facility partially offset by repayments of $148,009 on the Credit Facility during the year ended December 31, 2017.

Other

Included in Line of Credit, NMTC and other notes payable line item of our consolidated financial statements is $2,600 associated with the New Markets Tax Credit transaction described further in Note 18, “New Markets Tax Credit Transaction” in the notes to our consolidated financial statements. We have entered into a $570 loan agreement with the Development Corporation of Abilene, of which $114 is included in Current maturities, long-term debt in the consolidated financial statements and $456 is included in Long-term debt, less current maturities. The loan is forgivable upon meeting and maintaining specific employment thresholds. In addition, we have outstanding notes payable for capital expenditures in the amount of $1,146, with $804 included in the Line of Credit, NMTC and other notes payable line item. The equipment purchased is utilized as collateral for the notes payable. Of the outstanding notes payable, one matures on March 31, 2018 and the other matures on April 25, 2020.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal year reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of December 31, 2017.

(b)Changes in Internal Control over Financial Reporting

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2017.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of the description of our Code of Ethics and Business Conduct below, the information required by this item is incorporated herein by reference from the discussion under the headings “Directors and Director Compensation,” “Corporate Governance,” “Executive Officers and Executive Compensation” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”).

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

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding director and executive compensation is incorporated by reference from the discussion under the headings “Directors and Director Compensation” and “Executive Officers and Executive Compensation” in the 2018 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference from the discussion under the heading “Security Ownership of Certain Beneficial Holders and Management” in the 2018 Proxy Statement.

The following table provides information as of December 31, 2017, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Number of securities
remaining available for
	Number of securities			future issuances under
	to be issued upon		Weighted‑average	equity compensation
	exercise of		exercise price of	plans (excluding
	outstanding options,		outstanding options,	securities reflected in
Plan Category	warrants, and rights		warrants, and rights	column (a))
Equity compensation plans approved by stockholders	579,330	(1)	$6.90	621,281
Total	579,330		$6.90	621,281

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the discussion under the headings “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2018 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the discussion under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2018 Proxy Statement.

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

3.  Exhibits

The exhibits listed on the Index to Exhibits (pages 65 through 67) are filed as part of this Annual Report.

ITEM 16.  FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Broadwind Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Broadwind Energy, Inc.  (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements  (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2016.

Chicago, Illinois

February 27, 2018

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2017	2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78	$18,699
Short-term investments	—	3,171
Restricted cash	—	39
Accounts receivable, net	13,644	11,865
Inventories, net	19,279	21,159
Prepaid expenses and other current assets	1,798	2,449
Current assets held for sale	580	808
Total current assets	35,379	58,190
LONG-TERM ASSETS:
Property and equipment, net	55,693	54,606
Goodwill	4,993	—
Other intangible assets, net	16,078	4,572
Other assets	207	294
TOTAL ASSETS	$112,350	$117,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, NMTC and other notes payable	$14,138	$—
Current maturities of long-term debt	114	—
Current portions of capital lease obligations	762	465
Accounts payable	11,756	15,852
Accrued liabilities	4,393	8,430
Customer deposits	9,791	18,011
Current liabilities held for sale	30	493
Total current liabilities	40,984	43,251
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	797	2,600
Long-term capital lease obligations, net of current portions	941	1,038
Other	3,557	2,190
Total long-term liabilities	5,295	5,828
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,480,299 and 15,175,767 shares issued as of December 31, 2017, and December 31, 2016, respectively	15	15
Treasury stock, at cost, 273,937 shares as of December 31, 2017 and December 31, 2016	(1,842)	(1,842)
Additional paid-in capital	380,005	378,876
Accumulated deficit	(312,107)	(308,466)
Total stockholders’ equity	66,071	68,583
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,350	$117,662

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2017	2016
Revenues	$146,785	$180,840
Cost of sales	138,626	162,701
Gross profit	8,159	18,139
OPERATING EXPENSES:
Selling, general and administrative	13,828	15,786
Intangible amortization	1,764	444
Total operating expenses	15,592	16,230
Operating (loss) income	(7,433)	1,909
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(798)	(625)
Other, net	3	49
Total other expense, net	(795)	(576)
Net (loss) income before benefit for income taxes	(8,228)	1,333
Benefit for income taxes	(5,045)	(2)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(3,183)	1,335
LOSS FROM DISCONTINUED OPERATIONS	(458)	(1,016)
NET (LOSS) INCOME	$(3,641)	$319
NET (LOSS) INCOME PER COMMON SHARE—BASIC:
(Loss) income from continuing operations	$(0.21)	$0.09
Loss from discontinued operations	(0.03)	(0.07)
Net (loss) income	$(0.24)	$0.02
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	15,053	14,843
NET (LOSS) INCOME PER COMMON SHARE—DILUTED:
(Loss) income from continuing operations	$(0.21)	$0.09
Loss from discontinued operations	(0.03)	(0.07)
Net (loss) income	$(0.24)	$0.02
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	15,053	15,081

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Issued		Issued	Additional	Accumulated
	Issued	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
BALANCE, December 31, 2015	15,012,789	$15	(273,937)	$(1,842)	$378,104	$(308,785)	$67,492
Stock issued for restricted stock	157,331	—	—	—	—	—	—
Stock issued under stock option plans	5,647	—	—	—	19	—	19
Share-based compensation	—	—	—	—	753	—	753
Net income	—	—	—	—	—	319	319
BALANCE, December 31, 2016	15,175,767	$15	(273,937)	$(1,842)	$378,876	$(308,466)	$68,583
Stock issued for restricted stock	190,482	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	114,050	—	—	—	316	—	316
Share-based compensation	—	—	—	—	813	—	813
Net income	—	—	—	—	—	(3,641)	(3,641)
BALANCE, December 31, 2017	15,480,299	$15	(273,937)	$(1,842)	$380,005	$(312,107)	$66,071

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,641)	$319
Loss from discontinued operations	(458)	(1,016)
(Loss) income from continuing operations	(3,183)	1,335
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation and amortization expense	8,999	6,914
Deferred income taxes	(5,045)	—
Impairment charges	80	—
Remeasurement of contingent consideration	(1,394)	—
Stock-based compensation	813	753
Allowance for doubtful accounts	37	61
Common stock issued under defined contribution 401(k) plan	316	—
Gain on disposal of assets	(12)	(217)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	884	(2,141)
Inventories	7,057	3,060
Prepaid expenses and other current assets	651	(933)
Accounts payable	(5,287)	989
Accrued liabilities	(4,921)	297
Customer deposits	(8,219)	8,057
Other non-current assets and liabilities	(126)	(875)
Net cash (used in) provided by operating activities of continuing operations	(9,350)	17,300
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition	(16,449)	—
Purchases of available for sale securities	—	(19,223)
Sales of available for sale securities	2,221	13,061
Maturities of available for sale securities	950	9,170
Purchases of property and equipment	(6,688)	(6,624)
Proceeds from disposals of property and equipment	72	452
Net cash used in investing activities of continuing operations	(19,894)	(3,164)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	—	19
Proceeds from line of credit	158,856	—
Payments on line of credit	(148,009)	—
Net proceeds on long-term debt	457	(2,799)
Principal payments on capital leases	(644)	(539)
Net cash provided by (used in) financing activities of continuing operations	10,660	(3,319)
DISCONTINUED OPERATIONS:
Operating cash flows	(78)	731
Investing cash flows	—	615
Financing cash flows	—	58
Net cash (used in) provided by discontinued operations	(78)	1,404
Add: Cash balance of discontinued operations, beginning of period	2	—
Less: Cash balance of discontinued operations, end of period	—	2
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(18,660)	12,219
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH beginning of the period	18,738	6,519
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH end of the period	$78	$18,738
Supplemental cash flow information:
Interest paid	$585	$494
Income taxes paid	$44	$23
Non-cash activities:
Issuance of restricted stock grants	$813	$753
Equipment additions via capital lease	$844	$1,616
Contingent consideration related to business acquisition	$2,534	$—
Red Wolf acquisition:
Assets acquired	$26,602	$—
Liabilities assumed	$7,619	$—

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Broadwind Energy, Inc. (the “Company”) provides technologically advanced high‑value products to energy, mining and infrastructure sector customers, primarily in the United States of America (the “U.S.”). The Company’s most significant presence is within the U.S. wind energy industry, although the Company has diversified into other industrial markets. Within the U.S. wind energy industry, the Company provides products primarily to turbine manufacturers. The Company also provides precision gearing and specialty weldments to a broad range of industrial customers for oil and gas (“O&G”), mining, steel and other industrial applications. The Company has three reportable operating segments: Towers and Heavy Fabrications, Gearing, and Process Systems.

Towers and Heavy Fabrications

The Company manufactures towers for wind turbines, specifically the large and heavier wind towers that are designed for multiple megawatt (“MW”) wind turbines. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 550 towers, sufficient to support turbines generating more than 1,100 MW of power. This product segment also encompasses the manufacture of specialty fabrications and specialty weldments for mining and other industrial customers. In the fourth quarter 2017, the segment changed its name from Towers and Weldments to Towers and Heavy Fabrications to more accurately reflect the nature of the business’ activities.

Gearing

The Company engineers, builds and remanufactures precision gears and gearing systems for O&G, wind energy, mining, steel and other industrial applications. The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment in Neville Island, Pennsylvania.

Process Systems

On February 1, 2017, the Company acquired Red Wolf Company, LLC (“Red Wolf”), a Sanford, North Carolina-based, privately held fabricator, kitter and assembler of industrial systems primarily supporting the global natural gas turbine (“NGT”) market, and as a result, aggregated its Abilene compressed natural gas (“CNG”) and fabrication business with Red Wolf to form the Process Systems reportable segment. This segment provides contract manufacturing services that include build-to-spec, kitting, fabrication and inventory management for customers throughout the U.S. and in foreign countries, primarily supporting the natural gas turbine power generation market.

Liquidity

The Company meets its short term liquidity needs through cash generated from operations, through its available cash balances and through the Company’s $25,000 three-year secured revolving line of credit (the “Credit Facility”) with CIBC Bank USA (“CIBC”), formally known as The PrivateBank and Trust Company. The Company uses the Credit Facility from time to time to fund working capital requirements, and believes the Credit Facility, together with the operating cash generated by the business, will be sufficient to meet its cash obligations for the next twelve months.

On October 26, 2016, the Company established the Credit Facility.  Under the terms of the Credit Facility, CIBC will advance funds when requested against a borrowing base consisting of up to 85% of the face value of the Company’s eligible accounts receivable (“A/R”), up to 50% of the book value of the Company’s eligible inventory and up to 50% of the appraised value of the Company’s eligible machinery, equipment and certain real property up to $10,000. Under the Credit Facility, borrowings are continuous and all cash receipts are automatically applied to the outstanding borrowed balance. As of December 31, 2017, cash and cash equivalents and short-term investments totaled $78, a decrease of $21,792 from December 31, 2016, and $10,733 was outstanding under the Credit Facility. The Company had the ability to borrow up to $11,796 under the Credit Facility as of December 31, 2017.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

On January 29, 2018, the Company executed the Third Amendment to Loan and Security Agreement (the “Third Amendment”), which waived the Fixed Charge Coverage Ratio Covenant as of December 31, 2017 and, among other changes, added new minimum EBITDA and capital expenditure covenants through June 30, 2018. The amendment also revised the Fixed Charge Coverage Ratio Covenant to be recalculated for future periods commencing with the quarter ending June 30, 2018.

The decrease in cash and cash equivalents as of December 31, 2017, when compared to levels at December 31, 2016, was primarily due to the Red Wolf acquisition which is discussed in Note 21 “Business Combinations”.

Debt and capital lease obligations at December 31, 2017 totaled $16,752,  which includes current outstanding debt totaling $15,014 over the next twelve months. The current outstanding debt includes $10,733 outstanding under the Credit Facility and $2,600 related to the New Market Tax Credit Transaction (the “NMTC Transaction”). See Note 18 “New Markets Tax Credit Transaction” of these consolidated financial statements for a complete description of the NMTC Transaction.

On August 11, 2017, the Company filed a “shelf” registration statement on Form S-3, which was declared effective by the SEC on October 10, 2017 (the “Broadwind Form S-3”). This shelf registration statement, which includes a base prospectus, allows the Company at any time to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in the prospectus supplement accompanying the Company’s base prospectus, the Company would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes.

The Company anticipates that current cash resources, amounts available under the Credit Facility, cash to be generated from operations, additional equipment financing, and any potential proceeds from access to the public or private debt or equity markets, including the option to raise capital under the Broadwind Form S-3, will be adequate to meet the Company’s liquidity needs for at least the next twelve months. If assumptions regarding the Company’s production, sales and subsequent collections from several of the Company’s large customers, as well as customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company’s operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could lose access to the Credit Facility. This could limit the Company’s operational flexibility or require a delay in making planned investments. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash available to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, or that credit facilities will be available in an amount sufficient to enable the Company to meet these financial obligations.

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

December 31, 2017 and 2016

(in thousands, except share and per share data)

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

Cash and Cash Equivalents and Short‑Term Investments

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short‑term government bonds, Treasury bills, marketable securities and commercial paper. Marketable investments with original maturities between three and twelve months are recorded as short‑term investments. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short‑term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company’s consolidated statements of operations. As of December 31, 2017 and December 31, 2016, cash and cash equivalents totaled $78 and $18,699, respectively, and short‑term investments totaled $0 and $3,171, respectively. For the years ended December 31, 2017 and 2016, interest income was $5 and $48, respectively.

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

In most instances within the Company’s Towers and Heavy Fabrications segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. The Company recognizes revenue under these arrangements only when the buyer requests the arrangement, a fixed schedule for delivery exists, the ordered goods are segregated from inventory and not available to fill other orders and the goods are complete and ready for shipment. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

The Company will adopt the provisions of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, for the fiscal year beginning January 1, 2018 and will be electing the modified retrospective approach. Through the Company’s assessment of the ASC 606, the Company has determined there are minimal changes to the assumptions currently utilized for the year ending December 31, 2017 and the adoption of the guidance will not result in a material impact on the Company’s consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

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

Historically, the Company’s A/R is highly concentrated with a select number of customers. During the year ended December 31, 2017, the Company’s five largest customers accounted for 85% of its consolidated revenues and 57% of outstanding A/R balances, compared to the year ended December 31, 2016 when the Company’s five largest customers accounted for 91% of its consolidated revenues and 86% of its outstanding A/R balances.

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

The Company monitors its collections and write‑off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the realizability of its A/R, as noted above, or modifications to the Company’s credit standards, collection practices and other related policies may impact its allowance for doubtful accounts and its financial results. Bad debt expense for the years ended December 31, 2017 and 2016 was $80  and $65, respectively.

Inventories

Inventories are stated at the lower of cost or market and net realizable value. Cost is determined either based on the first‑in, first‑out (“FIFO”) method, or on a standard cost basis that approximates the FIFO method. Market is determined based on net realizable value. Any excess of cost over market value is included in the Company’s inventory allowance. Market value of inventory, and management’s judgment of the need for reserves, encompasses consideration of other business factors including physical condition, inventory holding period, contract terms and usefulness.

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

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

Long-Lived Assets

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is recognized using the straight‑line method over the estimated useful lives of the related assets for financial reporting purposes, and generally using an accelerated method for income tax reporting purposes. Depreciation expense related to property and equipment for the years ended December 31, 2017 and 2016 was $7,235 and $6,471, respectively. Expenditures for additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the useful lives of the respective assets are expensed as incurred. The Company has in the past capitalized interest costs incurred on indebtedness used to construct property and equipment. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. There was no interest cost capitalized during the years ended December 31, 2017 or 2016. Property or equipment sold or disposed of is removed from the respective property accounts, with any corresponding gains and losses recorded within operating income (loss) in the Company’s consolidated statement of operations.

The Company reviews property and equipment and other long‑lived assets (“long-lived assets”) for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. In evaluating the recoverability of long-lived assets, the Company utilizes a fair value technique accepted by ASC 820, Fair Value Measurement, which is the asset accumulation approach. If the fair value of the asset group is less than the carrying amount, the Company recognizes an impairment loss.

In evaluating the recoverability of long‑lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If the Company’s fair value estimates or related assumptions change in the future, the Company may be required to record impairment charges related to property and equipment and other long‑lived assets. Asset recoverability is first measured by comparing the assets’ carrying amounts to their expected future undiscounted net cash flows to determine if the assets are impaired. If such assets are considered to be impaired, the impairment recognized is measured based on the amount by which the carrying amount of the assets exceeds the fair value. To the extent the assumptions used in the Company’s analysis are not achieved, there may be a negative effect on the valuation of these assets.

Goodwill

The Company reviews goodwill for impairment on an annual basis in accordance with ASC 350, Intangibles- Goodwill and Other. In evaluating the goodwill, the Company must make assumptions regarding the discounted future cash flows of the acquired company. If the discounted cash flows are less than the carrying value, the Company then determines if an impairment loss is recognized by comparing the fair value to the carrying value of the acquired company.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

Warranty Liability

The Company provides warranty terms that generally range from one to five years for various products and services relating to workmanship and materials supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable the Company to pursue recovery from third parties for amounts paid to customers under warranty provisions. Warranty liability is recorded in accrued liabilities within the consolidated balance sheet. The Company estimates the warranty accrual based on various factors, including historical warranty costs, current trends, product mix and sales. The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2017 and 2016 were as follows, excluding activity related to the discontinued Services segment:

	As of December 31,
	2017	2016
Balance, beginning of period	$671	$601
Addition to (reduction of) warranty reserve	(28)	83
Warranty claims	(62)	(13)
Balance, end of period	$581	$671

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate; (2) eliminating the corporate alternative minimum tax; (3) creating a new limitation on deductible interest expense; and (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

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

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

Share‑Based Compensation

The Company grants incentive stock options, restricted stock units (“RSUs”) and/or performance awards (“PSUs”) to certain officers, directors, and employees. The Company accounts for share‑based compensation related to these awards based on the estimated fair value of the equity award and recognizes expense ratably over the required vesting term of the award. The expense associated with PSUs is also based on the probability of achieving embedded targets. See Note 15 “Share‑Based Compensation” of these consolidated financial statements for further discussion of the Company’s share‑based compensation plans, the nature of share‑based awards issued and the Company’s accounting for share‑based compensation.

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

2. EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2017 and 2016 as follows:

	For the Years Ended December 31,
	2017	2016
Basic earnings per share calculation:
Net (loss) income	$(3,641)	$319
Weighted average number of common shares outstanding	15,053	14,843
Basic net (loss) income per share	$(0.24)	$0.02
Diluted earnings per share calculation:
Net (loss) income	$(3,641)	$319
Weighted average number of common shares outstanding	15,053	14,843
Common stock equivalents:
Stock options and non-vested stock awards (1)	—	238
Weighted average number of common shares outstanding	15,053	15,081
Diluted net (loss) income per share	$(0.24)	$0.02

(1)   Stock options and RSUs granted and outstanding of 579,330 as of December 31, 2017 are excluded from the computation of diluted earnings due to the anti‑dilutive effect as a result of the Company’s net loss for the year ended December 31, 2017.

3. DISCONTINUED OPERATIONS

The Company’s former Services segment had substantial continued operating losses for several years, due to low capacity utilization in our gearbox remanufacturing facility and an increasingly competitive environment for field services due in part to increased in-sourcing of service functions by customers. In July, 2015 the Company’s Board of Directors (the “Board”) directed management to evaluate potential strategic alternatives with respect to the Services segment. In September 2015 the Board authorized management to sell substantially all of the assets of the Services segment to one or more third-party purchasers, and thereafter to liquidate or otherwise dispose of any such assets remaining unsold. The Company began negotiations to sell substantially all the assets of the Services segment in the third quarter of 2015. The exit of this business was a strategic shift that had a major effect on the Company; therefore, the Company reclassified the related assets and liabilities of the Services segment as held for sale,  which the divestiture was substantially completed in December 2015. In addition, the Company recorded an asset impairment charges to reduce the carrying value of the net

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

assets held for sale to their estimated fair value. The impairment charge and loss on sale is included in “Loss before benefit for income taxes” in “Results of Discontinued Operations.”

Results of Discontinued Operations

Results of operations associated with the Services segment, which are reflected as discontinued operations in the Company’s consolidated statements of income for the twelve months ended December 31, 2017 and 2016, were as follows:

	Year Ended December 31,
	2017	2016
Revenues	$151	$109
Cost of sales	(391)	(1,006)
Selling, general and administrative	(57)	(69)
Interest expense, net	—	(5)
Impairment of held for sale assets and liabilities and gain on sale of assets	(161)	(45)
Loss from discontinued operations	$(458)	$(1,016)

The Company was notified of one warranty claim in 2017, which resulted in an additional $139 of warranty expense; the warranty claim was resolved prior to the end of 2017. In 2016, the Company was also notified of two warranty claims, which resulted in an additional $427 of warranty expense recorded; both of the warranty claims were resolved prior to the end of 2016. The Company’s residual warranty exposure will expire by October 2019.

Assets and Liabilities Held for Sale

Assets and liabilities classified as held for sale in the Company’s consolidated balance sheets as of December 31, 2017 and 2016 include the following:

	December 31,	December 31,
	2017	2016
Assets:
Accounts receivable, net	$11	$172
Inventories, net	9	807
Prepaid expenses and other current assets	—	55
Assets Held For Sale Related To Discontinued Operations	20	1,034
Impairment of discontinued assets held for sale	—	(579)
Total Assets Held For Sale Related To Discontinued Operations	$20	$455
Liabilities:
Accounts payable	$—	$22
Accrued liabilities	27	121
Customer deposits and other current obligations	3	3
Other long-term liabilities	—	3
Total Liabilities Held For Sale Related To Discontinued Operations	$30	$149

4. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. Although some of the accounting standards issued or effective in the current fiscal year may be applicable to it, the Company believes that none of the new standards have a significant impact on its consolidated financial statements, except as discussed below.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which amends the guidance in former Accounting Standards Codification Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirement in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted for annual reporting periods beginning on or after December 15, 2016, including interim periods within that annual period. The Company adopted the provisions of ASU 2014-09 and ASU 2015-14 for the fiscal year beginning January 1, 2018 and has elected the modified retrospective approach. The Company has assessed the impact of adoption on its material revenue streams, evaluated the new disclosure requirements, and identified and implemented appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new guidance. Based on completing the assessment, the Company has determined that the adoption of the guidance will not result in a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. This ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current guidance. In addition, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements through creating a multi-phase plan to assess the Company’s leases based on the modified definitions within this ASU, evaluate the new disclosure requirements, and identify and implement appropriate changes to its business processes, systems and controls to support the accounting and disclosure requirements under the new guidance.

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

December 31, 2017 and 2016

(in thousands, except share and per share data)

5. CASH AND CASH EQUIVALENTS AND SHORT‑TERM INVESTMENTS

The components of cash and cash equivalents and short‑term investments as of December 31, 2017 and 2016 are summarized as follows:

	As of
	December 31,
	2017	2016
Cash and cash equivalents:
Cash	$78	$16,821
Money market funds	—	1,878
Total cash and cash equivalents	78	18,699
Short-term investments (available-for-sale):
Corporate & municipal bonds	—	3,171
Total cash and cash equivalents and short-term investments	$78	$21,870

Due to the acquisition of Red Wolf during 2017, the Company moved into a net debt position. Under the structure of the Credit Facility, all cash proceeds are applied routinely to pay down the credit line, which has minimized the Company’s cash balance.

6. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the A/R allowance from operations for the years ended December 31, 2017 and 2016 consists of the following:

	For the Years Ended
	December 31,
	2017	2016
Balance at beginning of period	$145	$84
Bad debt expense	80	65
Other adjustments	—	(4)
Balance at end of period	$225	$145

7. INVENTORIES

The components of inventories from operations as of December 31, 2017 and 2016 are summarized as follows:

	As of December 31,
	2017	2016
Raw materials	$11,945	$14,174
Work-in-process	6,305	5,321
Finished goods	3,538	3,342
	21,788	22,837
Less: Reserve for excess and obsolete inventory	(2,509)	(1,678)
Net inventories	$19,279	$21,159

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

8. LONG-LIVED ASSETS

The cost basis and estimated lives of property and equipment from continuing operations as of December 31, 2017 and 2016 are as follows:

	As of December 31,
	2017	2016	Life
Land	$1,423	$1,982
Buildings	22,998	20,874	39	years
Machinery and equipment	103,878	98,656	2	-	10	years
Office furniture and equipment	4,202	3,648	3	-	7	years
Leasehold improvements	9,095	8,720	Asset life or life of lease
Construction in progress	4,138	6,089
	145,734	139,969
Less accumulated depreciation and amortization	(90,041)	(85,363)
Total property and equipment	$55,693	$54,606

As of December 31, 2017 and December 31, 2016, the Company had commitments of $132 and $1,220, respectively, related to the completion of projects within construction in progress.

As a result of the Red Wolf acquisition, the Company added $4,993 of goodwill, which is included in the Process Systems segment. See Note 16, “Segment Reporting” for further discussion of the Company’s segments. Goodwill represents the excess of the purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities as part of the Company’s acquisition of Red Wolf. Goodwill is not amortized but is tested annually for impairment.

Other intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf. See Note 21, “Business Combinations” of these consolidated financial statements for further discussion of the Red Wolf acquisition. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 5 to 11 years.

As of December 31, 2017 and 2016, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	December 31, 2017				December 31, 2016

				Remaining				Remaining
				Weighted				Weighted
			Net	Average			Net	Average
		Accumulated	Book	Amortization		Accumulated	Book	Amortization
	Cost	Amortization	Value	Period	Cost	Amortization	Value	Period
Goodwill and other intangible assets:
Goodwill	$4,993	$—	$4,993		$—	$—	$—
Noncompete agreements	170	(26)	144	5.1	—	—	—
Customer relationships	15,979	(4,992)	10,987	8.0	3,979	(3,726)	253	5.8
Trade names	9,099	(4,152)	4,947	10.5	7,999	(3,680)	4,319	10.8
Other intangible assets	$25,248	$(9,170)	$16,078	8.8	$11,978	$(7,406)	$4,572	10.5

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

Intangible assets are amortized on a straight‑line basis over their estimated useful lives, which range from 6 to 20 years. Amortization expense was $1,764 and $444 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, estimated future amortization expense is as follows:

2018	$1,884
2019	1,884
2020	1,884
2021	1,884
2022	1,884
2023 and thereafter	6,658
Total	$16,078

During 2017 and 2016, the Company continued to experience triggering events associated with the Gearing segment’s current period operating losses combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its long‑lived assets associated with the Gearing segment. Based upon the Company’s December 31, 2017 and 2016 impairment assessment, the Company utilized third-party appraisals and other estimates of the fair value of the Gearing asset group. The Company assumed that the assets would be exchanged in an orderly transaction between market participants and would represent the highest and best use of these assets. Based on the analysis, the Company determined that no impairment to the asset group was indicated as of December 31, 2017 or 2016.

With the Red Wolf acquisition, the Company recorded goodwill associated with the transaction. In accordance with ASC 350, the Company elected to perform the review of goodwill for impairment on an annual basis during the fourth quarter of the Company’s fiscal year. Based on the discounted cash flows calculation utilizing three weighted average scenarios and a 19.5% discount rate, the Company determined the fair value of the goodwill is in excess of carrying value, and no impairment was indicated as of December 31, 2017.

9. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Accrued payroll and benefits	$1,797	$4,422
Accrued property taxes	144	99
Income taxes payable	77	127
Accrued professional fees	40	236
Accrued warranty liability	581	671
Accrued regulatory settlement	—	500
Accrued environmental reserve	—	1,241
Accrued self-insurance reserve	812	909
Accrued other	942	225
Total accrued liabilities	$4,393	$8,430

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

10. DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Line of credit and other notes payable	$11,879	$—
NMTC note payable	2,600	2,600
Long-term debt	570	—
Less: Current portion	(14,252)	—
Long-term debt, net of current maturities	$797	$2,600

As of December 31, 2017, future annual principal payments on the Company’s outstanding debt obligations were as follows:

2018	$14,252
2019	367
2020	202
2021	114
2022	114
Total	$15,049

Credit Facilities

On October 26, 2016, the Company established the Credit Facility with CIBC Bank USA (“CIBC”), formerly known as The PrivateBank and Trust Company. Under the Credit Facility, CIBC advances funds when requested against a borrowing base consisting of up to 85% of the face value of the Company’s eligible A/R, up to 50% of the book value of eligible inventory and up to 50% of the appraised value of eligible machinery, equipment and certain real property up to $10,000. Borrowings under the Credit Facility bear interest at a per annum rate equal to the applicable LIBOR plus a margin ranging from 2.25% to 3.00%, or the applicable base rate plus a margin ranging from 0.00% to 1.00%, both of which are based on the trailing twelve-month EBITDA. The Company also pays an unused facility fee to CIBC equal to 0.50% per annum on the unused portion of the Credit Facility, along with other standard fees. The Credit Facility contains customary representations and warranties. It also contains a requirement that the Company, on a consolidated basis, maintain a Fixed Charge Coverage Ratio Covenant, along with other customary restrictive covenants. The obligations under the Credit Facility are secured by, subject to certain exclusions, (i) a first priority security interest in all accounts receivable, inventory, equipment, cash and investment property, and (ii) a mortgage on the Abilene, Texas tower facility. On February 10, 2017, a First Amendment to Loan and Security Agreement and Joinder to Loan and Security Agreement were executed to add Red Wolf as a borrower under the Credit Facility. On March 27, 2017, the parties executed a Second Amendment to Loan and Security Agreement and an Amended and Restated Revolving Note to increase the amount of the Credit Facility to $25,000.

On January 29, 2018, the Company executed the Third Amendment to Loan and Security Agreement (the “Third Amendment”), waiving our non-compliance with the Fixed Charge Coverage Ratio Covenant as of December 31, 2017 and, among other changes, added new minimum EBITDA and capital expenditure covenants through June 30, 2018. The amendment also revised the Fixed Charge Coverage Ratio Covenant to be recalculated for future periods commencing with the quarter ending June 30, 2018.

As of December 31, 2017, there was $10,733 outstanding under the Credit Facility. The Company had the ability to borrow up to $11,796 under the Credit Facility as of December 31, 2017.

Other

Included in Line of Credit, NMTC and other notes payable line item of the Company’s consolidated financial statements is $2,600 associated with the NMTC transaction described further in Note 18, “New Markets Tax Credit Transaction” of these consolidated financial statements. As of December, 31, 2016, this was included in Long-Term Debt,

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

Net of Current Maturities. The Company has entered into a $570 loan agreement with the Development Corporation of Abilene, of which $114 is included in Current maturities, long-term debt in the consolidated financial statements and $456 is included in Long-term debt, less current maturities. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. In addition, the Company has outstanding notes payable for capital expenditures in the amount of $1,146, with $804 included in the Line of Credit, NMTC and other notes payable line item. The equipment purchased is utilized as collateral for the notes payable. Of the outstanding notes payable, one matures on March 31, 2018 and the other matures on April 25, 2020.

11. LEASES

The Company leases various property and equipment under operating lease arrangements. Lease terms generally range from 3 to 15 years with renewal options for extended terms. Certain leases contain rent escalation clauses that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight‑line basis over the minimum lease term. Any lease concessions received by the Company are deferred and recognized as an adjustment to rent expense ratably over the minimum lease term. The Company is required to make additional payments under certain property leases for taxes, insurance and other operating expenses incurred during the operating lease period. Rental expense for the years ended December 31, 2017 and 2016 was $3,378 and $2,996, respectively.

In addition, the Company has entered into capital lease arrangements to finance property and equipment and assumed capital lease obligations in connection with certain acquisitions. The cost basis and accumulated depreciation of assets recorded under capital leases, which are included in property and equipment, are as follows as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Cost	$2,460	$1,616
Accumulated depreciation	(424)	(129)
Net book value	$2,036	$1,487

Depreciation expense recorded in connection with assets recorded under capital leases was $295 and $273 for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, future minimum lease payments under capital leases and operating leases were as follows:

	Capital	Operating
	Leases	Leases	Total
2018	$826	$3,438	$4,264
2019	825	3,368	4,193
2020	144	2,695	2,839
2021	—	2,267	2,267
2022	—	2,270	2,270
2023 and thereafter	—	8,460	8,460
Total	$1,795	$22,498	$24,293
Less—portion representing interest at a weighted average annual rate of 5.0%	(92)
Principal	1,703
Less—current portion	(762)
Capital lease obligations, noncurrent portion	$941

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is subject to legal proceedings or claims that arise in the ordinary course of its business. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of December 31, 2017, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company’s results of operations, financial condition or cash flows, although no assurance can be given with respect to the ultimate outcome of pending actions. Refer to Note 20, “Legal Proceedings” of these consolidated financial statements for further discussion of legal proceedings.

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

In connection with the Company’s restructuring initiatives, during the third quarter of 2012, the Company identified a liability associated with the planned sale of one of the Company’s facilities located in Cicero, Illinois (the “Cicero Avenue Facility”). The liability is associated with environmental remediation costs that were identified while preparing the site for sale. During 2013, the Company applied for and was accepted into the Illinois Environmental Protection Agency (“IEPA”) voluntary site remediation program. In the first quarter of 2014, the Company completed a comprehensive review of remedial options for the Cicero Avenue Facility and selected a preferred remediation technology. As part of the voluntary site remediation program, the Company submitted a plan to the IEPA for approval to conduct a pilot study to test the effectiveness of the selected remediation technology. In the third quarter of 2015, the Company obtained additional information regarding potential remediation options and modified the remediation plan, which caused an increase in the estimated cost of remediation and resulted in the Company increasing its reserve associated with this matter by $874.  In the fourth quarter of 2017, the Company remediated the Cicero Avenue Facility to a point that requires the known future use to complete the final remediation steps and is currently in active negotiations to dispose of the property. As of December 31, 2017, the accrual balance associated with this matter totaled $0.

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

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and dependent on actual losses sustained by the customer. When the damages are determined to be probable and

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

estimable, the damages are recorded as a reduction to revenue. During 2017, the Company incurred no liquidated damages and there was no reserve for liquidated damages as of December 31, 2017.

Workers’ Compensation Reserves

As of December 31, 2017 and 2016, respectively, the Company had $812 and $909 accrued for self‑insured workers’ compensation liabilities. At the beginning of the third quarter of 2013, the Company began to self‑insure for its workers’ compensation liabilities, including reserves for self‑retained losses.  Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Other

As of December 31, 2017, approximately 24% of the Company’s employees were covered by two collective bargaining agreements with local unions at the Company’s Cicero, Illinois and Neville Island, Pennsylvania locations. The current three-year collective bargaining agreement with the Neville Island union is expected to remain in effect through October 2022. The collective bargaining agreement with the Cicero union expired in February 2018; the parties are currently negotiating a new collective bargaining agreement.

See Note 18, “New Markets Tax Credit Transaction” of these consolidated financial statements for a discussion of a strategic financing transaction (the “NMTC Transaction”) which originally related to the Company’s drivetrain service center in in Abilene, Texas (the “Abilene Gearbox Facility”), and was amended in August 2015 to also include the activities of the Company’s heavy industries business conducted in the same building in Abilene, Texas (the “Abilene Heavy Industries Facility”). The Abilene Heavy Industries Facility focuses on Heavy Fabrications for industries including those related to compressed natural gas distribution. Pursuant to the NMTC Transaction, the gross loan and investment in the Abilene Heavy Industries Facility and the Abilene Gearbox Facility of $10,000 is expected to generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One, National Association (“Capital One”). The Abilene Heavy Industries Facility and/or the Abilene Gearbox Facility must operate and be in compliance with the terms and conditions of the NMTC Transaction during the seven year compliance period, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with the NMTC Transaction.

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

December 31, 2017 and 2016

(in thousands, except share and per share data)

would use in valuing the asset or liability at the measurement date. The Company used market negotiations to value the Gearing segments assets.

The following tables represent the fair values of the Company’s financial assets measured as of December 31, 2017 and 2016:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Gearing Cicero Ave. facility	$—	$—	$560	$560
Services assets	—	—	20	20
Total assets at fair value	$—	$—	$580	$580

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets measured on a recurring basis:
Corporate & municipal bonds and money market funds	$—	$5,049	$—	$5,049
Assets measured on a nonrecurring basis:
Gearing equipment	—	—	353	353
Gearing Cicero Ave. facility	—	—	560	560
Services assets	—	—	455	455
Total assets at fair value	$—	$5,049	$1,368	$6,417

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

The investment in select Gearing segment equipment, shown as $353 at December 31, 2016, is associated with the Company’s activities to update and consolidate the Gearing segment asset base. The reduction in the carrying value to $0 at December 31, 2017, reflects the sale of the surplus assets.

The carrying value of the land and building comprising the Cicero Avenue Facility of $560 reflects the expected proceeds associated with selling this facility. During 2017, the Company reclassified the Cicero Avenue Facility as Assets Held for Sale upon completion of general site remediation activities. See Note 12, “Commitments and Contingencies” of these consolidated financial statements for additional detail of the Cicero Avenue Facility.

Following the Board’s approval of a plan to divest the Company’s Services segment, the Company has been able to evaluate the value of the segment’s assets on the open market; therefore, the Company has utilized this measurement to determine the fair value of the Services segment assets.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

14. INCOME TAXES

The provision for income taxes for the years ended December 31, 2017 and 2016 consists of the following:

	For the Years Ended December 31,
	2017	2016
Current provision
Federal	$—	$—
Foreign	—	—
State	5	(2)
Total current benefit	5	(2)
Deferred credit
Federal	31,614	487
State	468	5,226
Total deferred credit	32,082	5,713
Decrease in deferred tax valuation allowance	(37,132)	(5,713)
Total benefit for income taxes	$(5,045)	$(2)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate; (2) eliminating the corporate alternative minimum tax; (3) creating a new limitation on deductible interest expense; and (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. With the Tax Act, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law.

The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we have recorded a decrease related to net deferred tax assets for this federal rate change of $34,372. This decrease to the deferred tax assets was fully offset by the same decrease to the valuation allowance. There is no impact on the current year income tax expense for the federal corporate tax rate change due to the Company’s current year taxable loss and the calculation related to the change is complete.

During the year ended December 31, 2017, the Company recorded a benefit for income taxes of $5,045, compared to a benefit for income taxes of $2 during the year ended December 31, 2016. The income tax benefit during the year ended December 31, 2017 included an income tax benefit of $5,060 from the partial release of the valuation allowance, net of Red Wolf’s current state taxes, resulting from the consolidation of the Company’s deferred tax assets with Red Wolf’s deferred tax liabilities upon acquisition.

The total decrease in the deferred tax valuation allowance was $37,132 and $5,713 for the years ended December 31, 2017 and 2016, respectively. The changes in the deferred tax valuation allowances in 2017 and 2016 were primarily the result of decreases to the deferred tax assets pertaining to federal and state NOLs. Beginning on January 1, 2018, NOLs have unlimited life carryforward.

The tax effects of the temporary differences and NOLs that give rise to significant portions of deferred tax assets and liabilities are as follows:

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

	As of December 31,
	2017	2016
Noncurrent deferred income tax assets:
Net operating loss carryforwards	$56,619	$79,966
Intangible assets	6,889	19,021
Accrual and reserves	2,402	5,201
Other	88	52
Total noncurrent deferred tax assets	65,998	104,240
Valuation allowance	(66,491)	(103,623)
Noncurrent deferred tax assets, net of valuation allowance	(493)	617
Noncurrent deferred income tax liabilities:
Fixed assets	(152)	(617)
Intangible assets	—	—
Total noncurrent deferred tax liabilities	(152)	(617)
Net deferred income tax liability	$(341)	$—

Valuation allowances of $66,491 and $103,623 have been provided for deferred income tax assets for which realization is uncertain as of December 31, 2017 and 2016, respectively. A reconciliation of the beginning and ending amounts of the valuation is as follows:

Valuation allowance as of December 31, 2016	$(103,623)
Gross decrease for current year activity	37,132
Valuation allowance as of December 31, 2017	$(66,491)

As of December 31, 2017, the Company had federal NOL carryforwards of approximately $227,871 expiring in various years through 2037. The majority of the NOL carryforwards will expire in various years from 2028 through 2037.

As of December 31, 2017, the Company had unapportioned state NOLs in the aggregate of approximately $227,871, expiring in various years from 2021 through 2037, based upon various NOL carryforward periods as designated by the different taxing jurisdictions.

The reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate is as follows:

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

	For the Year Ended
	December 31,
	2017	2016
Statutory U.S. federal income tax rate	34.0%	34.0%
State and local income taxes, net of federal income tax benefit	3.4	34.4
Permanent differences	(1.2)	12.7
Change in valuation allowance	446.7	(68.8)
Change in uncertain tax positions	0.5	(14.8)
Other	0.1	1.8
Effect of U.S. tax rate change	(422.6)	—
Effective income tax rate	60.9%	(0.7)%

The Company accounts for the uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken, or expected to be taken, in a tax return that is required to be met before being recognized in the financial statements. The changes in the Company’s uncertain income tax positions for the years ended December 31, 2017 and 2016 consisted of the following:

	For the Year
	Ended
	December 31,
	2017	2016
Beginning balance	$27	$56
Tax positions related to current year:
Additions	—	—
Reductions	—	—
	—	—
Tax positions related to prior years:
Additions	—	—
Reductions	—	—
Settlements	—	—
Lapses in statutes of limitations	(26)	(29)
Additions from current year acquisitions	—	—
	(26)	(29)
Ending balance	$1	$27

The amount of unrecognized tax benefits at December 31, 2017 that would affect the effective tax rate if the tax benefits were recognized was $1.

It is the Company’s policy to include interest and penalties in tax expense. During the years ended December 31, 2017 and 2016, the Company recognized and accrued approximately $0 and $6, respectively, of interest and penalties.

The Company files income tax returns in the U.S. federal and state jurisdictions. As of December 31, 2017, open tax years in the federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust NOL carryforwards. The Company’s 2008 and 2009 federal tax returns were examined in 2011 and no material adjustments were identified related to any of the Company’s tax positions. Although these periods have been audited, they continue to remain open until all NOLs generated in those tax years have either been utilized or expire.

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

December 31, 2017 and 2016

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

As of December 31, 2017, the Company had $1 of unrecognized tax benefits, which would have a favorable impact on income tax expense. It is reasonably possible that unrecognized tax benefits will decrease by that amount as a result of the expiration of the applicable statutes of limitations within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had accrued interest and penalties of $1 as of December 31, 2017. As of December 31, 2016, the Company had unrecognized tax benefits of $69, of which $42 represented accrued interest and penalties.

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

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. As of December 31, 2017, the Company had reserved 29,983 shares for issuance upon the exercise of stock options outstanding and no shares for issuance upon the vesting of RSU awards outstanding. As of December 31, 2017, 253,659 shares of common stock reserved for stock options and RSU awards under the 2007 EIP have been issued in the form of common stock.

2012 Equity Incentive Plan

The Company has granted incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2012 Equity Incentive Plan (the “2012 EIP”), which was approved by the Board in March 2012 and by the Company’s stockholders in May 2012.

The 2012 EIP reserved 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

degree. As of December 31, 2017, the Company had reserved 37,205 shares for issuance upon the exercise of stock options outstanding and 18,393 shares for issuance upon the vesting of RSU awards outstanding. As of December 31, 2017, 619,608 shares of common stock reserved for stock options and RSU awards under the 2012 EIP have been issued in the form of common stock.

2015 Equity Incentive Plan

The Company has granted equity awards pursuant to the Broadwind Energy, Inc. 2015 Equity Incentive Plan (the “2015 EIP;” together with the 2007 EIP and the 2012 EIP, the “Equity Incentive Plans”), which was approved by the Board in February 2015 and by the Company’s stockholders in April 2015. The purposes of the 2015 EIP are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2015 EIP by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining officers, other employees, non-employee directors and independent contractors; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders. Under the 2015 EIP, the Company may grant (i) non-qualified stock options; (ii) “incentive stock options” (within the meaning of IRC Section 422); (iii) stock appreciation rights; (iv) restricted stock and RSUs; and (v) PSUs.

The 2015 EIP reserves 1,100,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of December 31, 2017, the Company had reserved 493,749 shares for issuance upon the vesting of RSU awards outstanding. As of December 31, 2017, a total of 202,438 shares of common stock reserved for RSU awards under the 2015 EIP had been issued in the form of common stock.

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

Performance Awards  (PSUs).  The granting of PSUs is provided for under the Equity Incentive Plans. PSUs generally vest upon the Company meeting performance measures as of the vesting date over the period of the plan. The fair value of each PSU granted is equal to the closing price of the Company’s common stock on the date of grant and is generally expensed ratably over the term of the PSU award plan.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

Stock option activity during the year ended December 31, 2017 under the Equity Incentive Plans was as follows:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding as of December 31, 2016	67,438	$24.96
Expired	(250)	107.00
Outstanding as of December 31, 2017	67,188	$24.65	3.39	$—
Exercisable as of December 31, 2017	67,188	$24.65	3.39	$—

The following table summarizes information with respect to all outstanding and exercisable stock options under the Equity Incentive Plans as of December 31, 2017:

			Options Outstanding				Options Exercisable
					Weighted Average
			Number of options	Weighted Average	Remaining		Number	Weighted Average
Exercise Price or Range			outstanding	Exercise Price	Contractual Term		Exercisable	Exercise Price
$3.39	-	$13.50	52,115	$6.29	4.01	years	52,115	$6.29
$54.40	-	$92.50	5,823	57.67	2.07	years	5,823	57.67
$99.90	-	$128.50	9,250	107.35	0.75	years	9,250	107.35
			67,188	$24.65	3.39	years	67,188	$24.65

The fair value of each stock option award is estimated on the date of grant using the Black‑Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. There were no stock options granted during the twelve months ended December 31, 2017.

The following table summarizes information with respect to outstanding RSU’s and PSU’s as of December 31, 2017 and 2016:

		Weighted Average
		Grant-Date Fair Value
	Number of Shares	Per Share
Unvested as of December 31, 2016	492,176	$3.56
Granted	288,866	$5.69
Vested	(231,521)	$3.93
Forfeited	(37,379)	$3.95
Unvested as of December 31, 2017	512,142	$4.57

During the years ended December 31, 2017 and 2016, the Company utilized a forfeiture rate of 25% for estimating the forfeitures of stock compensation granted.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

The following table summarizes share‑based compensation expense, net of taxes withheld, included in the Company’s consolidated statements of operations for the years ended December 31, 2017 and 2016 as follows:

	For the Years Ended
	December 31,
	2017	2016
Share-based compensation expense:
Cost of sales	$101	$90
Selling, general and administrative	712	663
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net income	$813	$753
Reduction in earnings per share:
Basic earnings per share	$0.05	$0.05

Diluted earnings per share	$0.05	$0.05

(1)

Income tax benefit is not illustrated because the Company is currently in a full tax valuation allowance position and an actual income tax benefit was not realized for the years ended December 31, 2017 and 2016. The result of the income (loss) situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

As of December 31, 2017, the Company estimates that pre‑tax compensation expense for all unvested share‑based awards, including both stock options and RSUs, in the amount of approximately $1,211 will be recognized through the year 2020. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

16. SEGMENT REPORTING

The Company is organized into reporting segments based on the nature of the products offered and business activities from which it earns revenues and incurs expenses for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision maker. On February 1, 2017, the Company acquired Red Wolf, and Red Wolf is being operated as a wholly-owned subsidiary, as more fully described in Note 21, “Business Combinations” in the notes to the Company’s consolidated financial statements.  The Red Wolf acquisition aligns with the Company’s growth strategy approved by our Board in late 2016 to expand and diversify our business through organic growth and strategic bolt-on acquisitions.  Red Wolf’s operations is being reported in the “Process Systems” segment.

As a result of the 2017 Red Wolf acquisition, the Company has revised its segment presentation to include three reportable operating segments: Towers and Weldments, Gearing and Process Systems. All current and prior period financial results have been revised to reflect these changes. In the fourth quarter 2017, the segment changed its name from Towers and Weldments to Towers and Heavy Fabrications to more accurately reflect the nature of the business’ activities. The Company’s segments and their product offerings are summarized below:

Towers and Heavy Fabrications

The Company manufactures towers for wind turbines, specifically the large and heavier wind towers that are designed for multiple MW wind turbines. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The facilities have a combined annual tower production capacity of up to approximately 550 towers, sufficient to support turbines generating more than 1,100 MW of power. This product segment also encompasses the fabrication of heavy weldments for mining and other industrial customers.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Description of Business and Summary of Significant Accounting Policies” of these consolidated financial statements. Summary financial information by reportable segment is as follows:

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Year Ended December 31, 2017
Revenues from external customers	$103,389	$26,006	$17,390	$—	$—	$146,785
Operating (loss) profit	2,667	(2,632)	(2,269)	(5,199)	—	(7,433)
Depreciation and amortization	4,638	2,430	1,706	225	—	8,999
Capital expenditures	5,355	726	426	181	—	6,688
Assets held for sale	—	560	—	20	—	580
Total assets	27,958	38,016	26,442	249,346	(229,412)	112,350

	Towers and
	Heavy Fabrications	Gearing	Corporate	Eliminations	Consolidated
For the Year Ended December 31, 2016
Revenues from external customers	$160,210	$20,630	$—	$—	$180,840
Intersegment revenues	—	18	—	(18)	—
Net revenues	160,210	20,648	—	(18)	180,840
Operating profit (loss)	12,788	(3,244)	(7,636)	1	1,909
Depreciation and amortization	4,166	2,545	203	—	6,914
Capital expenditures	6,161	386	77	—	6,624
Assets held for sale	—	353	455	—	808
Total assets	45,367	30,415	244,639	(202,759)	117,662

The Company generates revenues entirely from transactions completed in the U.S. and its long‑lived assets are all located in the U.S. All intercompany revenue is eliminated in consolidation. During 2017, one customer accounted for more than 10% of total net revenues. The customer accounted for revenues of $100,413  for fiscal year 2017 and was reported within the Towers and Heavy Fabrications segment. During 2016, three customers accounted for more than 10% of total net revenues. These three customers accounted for revenues of $111,480,  $23,018, and $21,237  for fiscal year 2016 and were reported within the Towers and Heavy Fabrications segment. During the years ended December 31, 2017 and 2016, five customers accounted for 85% and 91%, respectively, of total net revenues.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

17. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plans

Retirement Savings and Profit Sharing Plans

The Company offers a 401(k) retirement savings plan to all eligible employees who may elect to contribute a portion of their salary on a pre‑tax basis, subject to applicable statutory limitations. Participating non‑union employees are eligible to receive safe harbor matching contributions equal to 100% of the first 3% of the participant’s elective deferral contributions and 50% of the next 2% of the participant’s elective deferral contributions. In accordance with the collective bargaining agreements in place at its two union locations, the Company’s Illinois‑based union employees are eligible to receive a discretionary match in an amount up to 50% of each participant’s first 4% of elective deferral contributions, and the Company’s Pennsylvania‑based union employees are eligible to receive a discretionary match in an amount up to 100% of each participant’s first 3% and 50% of the next 2% of elective deferral contributions. The Company has the discretion, subject to applicable statutory requirements, to fund any matching contribution with a contribution to the plan of the Company’s common stock. Beginning with the first quarter of 2012, the Company funded the matching contributions in the form of the Company’s common stock. Starting in the first quarter of 2014, the Company resumed funding the matching contributions in cash. Beginning in the third quarter of 2017, the Company resumed funding the matching contributions in the form of the Company’s common stock. Under the plan, elective deferrals and basic Company matching is 100% vested at all times.

For the years ended December 31, 2017 and 2016, the Company recorded expense under these plans of approximately $765 and $823, respectively.

Deferred Compensation Plan

The Company maintains a deferred compensation plan for certain key employees and nonemployee directors, whereby certain wages earned, compensation for services rendered, and discretionary company‑matching contributions may be deferred and deemed to be invested in the Company’s common stock. Changes in the fair value of the plan liability are recorded as charges or credits to compensation expense. Compensation expense associated with the deferred compensation plan recorded during the years ended December 31, 2017 and 2016 was $(12) and $24, respectively. The fair value of the plan liability to the Company is included in accrued liabilities in the Company’s consolidated balance sheets. As of December 31, 2017 and 2016, the fair value of plan liability to the Company was $24 and $36, respectively.

In addition to the employee benefit plans described above, the Company participates in certain customary employee benefits plans, including those which provide health and life insurance benefits to employees.

18. NEW MARKETS TAX CREDIT TRANSACTION

On July 20, 2011, the Company executed the NMTC Transaction, which was amended on August 24, 2015, involving the following third parties: AMCREF Fund VII, LLC (“AMCREF”), a registered community development entity; COCRF Investor VIII, LLC (“COCRF”); and Capital One. The NMTC Transaction allows the Company to receive below market interest rate funds through the federal New Markets Tax Credit (“NMTC”) program. The Company received $2,280 in proceeds via the NMTC Transaction. The NMTC Transaction qualifies under the NMTC program and includes a gross loan from AMCREF to the Company's wholly-owned subsidiary Broadwind Services, LLC, a Delaware limited liability company, in the principal amount of $10,000, with a term of fifteen years and interest payable at the rate of 1.4% per annum, largely offset by a gross loan in the principal amount of $7,720 from the Company to COCRF, with a term of fifteen years and interest payable at the rate of 2.5% per annum. The August 2015 amendment did not change the financial terms of the NMTC Transaction, but did add the activities and assets of the Abilene Heavy Industries Facility to the NMTC Transaction and allow for the sale of the Abilene Gearbox Facility assets provided that the proceeds of such sale be re-invested in the Abilene Heavy Industries Facility.

The NMTC regulations permit taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities. The NMTC Transaction could generate $3,900 in

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

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

The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company’s consolidated balance sheet as of December 31, 2017. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest in the third quarter of 2018. Capital One may exercise an option to put its investment to the Company and receive $130 from the Company at that time. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company expects that Capital One will exercise the put option at the end of the tax credit recapture period. The Capital One contribution other than the amount allocated to the put obligation will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

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

The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven-year term of the NMTC arrangement. Capital One’s net contribution of $2,600 is included in Line of Credit and NMTC Note Payable in the consolidated balance sheet. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

19. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following table provides a summary of selected financial results of operations by quarter for the years ended December 31, 2017 and 2016 as follows:

2017	First	Second	Third	Fourth
Revenues	$56,060	$43,362	$29,595	$17,768
Gross profit (loss)	6,374	3,872	1,014	(3,101)
Operating profit (loss)	1,603	(516)	(1,831)	(6,689)
Income (loss) from continuing operations, net of tax	6,482	(688)	(2,049)	(6,928)
Net income (loss)	6,327	(780)	(2,207)	(6,981)
Income (loss) from continuing operations per share:
Basic	$0.43	$(0.05)	$(0.14)	$(0.45)
Diluted	$0.43	$(0.05)	$(0.14)	$(0.45)
Net income (loss) per share:
Basic	$0.42	$(0.05)	$(0.15)	$(0.46)
Diluted	$0.42	$(0.05)	$(0.15)	$(0.46)

2016	First	Second	Third	Fourth
Revenues	$46,757	$43,380	$42,552	$48,151
Gross profit (loss)	3,962	4,142	5,331	4,704
Operating (loss) profit	(224)	181	1,360	592
(Loss) income from continuing operations, net of tax	(358)	42	1,245	406
Net (loss) income	(377)	(474)	872	298
(Loss) income from continuing operations per share:
Basic	$(0.02)	$0.00	$0.08	$0.03
Diluted	$(0.02)	$0.00	$0.08	$0.03
Net (loss) income per share:
Basic	$(0.03)	$(0.03)	$0.06	$0.02
Diluted	$(0.03)	$(0.03)	$0.06	$0.02

20. LEGAL PROCEEDINGS

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

21. BUSINESS COMBINATIONS

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

December 31, 2017 and 2016

(in thousands, except share and per share data)

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

During the third quarter of 2017, the Company released $1,394 of this contingency into operating income because management determined that Red Wolf’s full-year financial performance during the first year of ownership by the Company was unlikely to meet the threshold required to pay the first installment of the contingent earn-out. The release of the first installment of the contingent earn-out is reflected in the selling, general, and administrative line item in the consolidated statements of operations. Following the release of this portion of the contingency, $1,140 remains in other long-term liabilities, relating to the potential final contingent earn-out that depends on financial performance during the second year of ownership of Red Wolf. Based on information currently known, the Company believes that the long-term contingency is still applicable.

The Company’s allocation of the $18,983 purchase price to Red Wolf’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their fair values as of February 1, 2017, is included in the table below. Goodwill is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is not deductible for tax purposes. The measurement period adjustments were a result of changes in the fair value of the contingent consideration arrangement and adjustments to working capital accounts. The decrease in goodwill from March 31, 2017 is due to opening balance sheet changes noted in the table below.

The purchase price allocation as of March 31 and December 31, 2017 is as follows (in thousands):

	Allocation as of 3/31/2017	Measurement Period Adjustments	Allocation as of 12/31/2017
Assets acquired and liabilities assumed:
Cash and cash equivalents	$63	$(63)	$-
Receivables	2,796	(96)	2,700
Inventories	4,998	179	5,177
Property and equipment	462	-	462
Noncompete agreements	170	-	170
Customer relationships	12,000	-	12,000
Trade names	1,100	-	1,100
Goodwill	5,568	(575)	4,993
Accounts payable	(1,354)	2	(1,352)
Accrued expenses	(809)	(67)	(876)
Deferred tax liabilities	(5,391)	-	(5,391)
Total purchase price	$19,603	$(620)	$18,983

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016

(in thousands, except share and per share data)

The allocation of the purchase price is based on valuations performed to determine the fair value of such assets and liabilities as of the acquisition date. The acquired noncompete agreements, customer relationships, and trade names have weighted average amortization periods of 6.0 years, 9.0 years, and 14.0 years, respectively and the total weighted average life of the acquired intangible assets is 9.4 years. Goodwill from this transaction has been allocated to the Company’s Process Systems segment and is not deductible for tax purposes.

The Company incurred transaction costs of $182 for the year ended December 31, 2017 related to the acquisition. These costs were expensed as incurred and were primarily recorded as selling, general, and administrative expenses on the Company’s consolidated statements of operations. Red Wolf recorded revenues of $15,868 and a net loss of $146 for the period beginning from the acquisition date of February 1, 2017 and ending on December 31, 2017.

Pro Forma Results

The Company’s unaudited pro forma results of operations for the years ended December 31, 2017 and 2016 assuming the Red Wolf acquisition had occurred as of January 1, 2016 are presented for comparative purposes below. These amounts are based on available information of the results of operations of Red Wolf prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisition been completed on January 1, 2016.

This unaudited pro forma information is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016
Total revenues	$149,418	$213,218
Net (loss) income*	$(3,410)	$9,814

Pro forma (loss) income per common share - basic	$(0.23)	$0.66
Pro forma (loss) income per common share - diluted	$(0.23)	$0.65

*The release of a portion of the tax provision related to the acquisition is presented within the year ended December 31, 2016 net income for pro forma as the release is considered to occur at the time of the acquisition.

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
10.20†

Second Amended and Restated Employment Agreement, dated May 20, 2016, between the Company and Stephanie K. Kushner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2016)

10.21†

Severance and Non-Competition Agreement, dated August 9, 2016, between the Company and Jason L. Bonfigt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2016)

10.22

Loan and Security Agreement, dated October 26, 2016, among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, and Broadwind Towers, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10 Q for the quarterly period ended September 30, 2016)

10.23

First Amendment to Loan and Security Agreement, dated February 10, 2017, among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016)

10.24

Joinder to Loan and Security Agreement, dated February 10, 2017, executed by Red Wolf Company, LLC (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016)

10.25

Second Amendment to Loan and Security Agreement and Waiver, dated March 27, 2017, among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Towers, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017)

10.26

Amended and Restated Revolving Note, dated March 27, 2017 among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Towers, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017)

10.27

Third Amendment to Loan and Security Agreement, dated January 29, 2018, among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., Red Wolf Company, LLC and CIBC Bank USA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 2, 2018)

10.28†

Separation Agreement dated as of April 28, 2017 between the Company and David W. Fell (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017)

10.29†

Consulting Agreement dated as of May 2, 2017 between the Company and David W. Fell (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period March 31, 2017)

21	Subsidiaries of the Registrant (filed herewith)
23	Consent of RSM LLP (filed herewith)
31.1	Rule 13a‑14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a‑14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith)

†Indicates management contract or compensation plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2018.

BROADWIND ENERGY, INC.

By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Stephanie K. Kushner	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 27, 2018
Stephanie K. Kushner

/s/ Jason L. Bonfigt	Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2018
Jason L. Bonfigt

/s/ David P. Reiland	Director and Chairman of the Board	February 27, 2018
David P. Reiland

/s/ Terence P. Fox	Director	February 27, 2018
Terence P. Fox

/s/ Persio V. Lisboa	Director	February 27, 2018
Persio V. Lisboa

/s/ Thomas A. Wagner	Director	February 27, 2018
Thomas A. Wagner

/s/ Cary B. Wood	Director	February 27, 2018
Cary B. Wood