Form 10-Q
period 2018-03-31
BROADWIND ENERGY, INC.
filed 2018-05-04
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares of registrant’s common stock, par value $0.001, outstanding as of April 27,  2018:  15,377,019.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26	$78
Accounts receivable, net	15,925	13,644
Inventories, net	22,294	19,279
Prepaid expenses and other current assets	1,819	1,798
Current assets held for sale	579	580
Total current assets	40,643	35,379
LONG-TERM ASSETS:
Property and equipment, net	53,707	55,693
Goodwill	4,993	4,993
Other intangible assets, net	15,607	16,078
Other assets	195	207
TOTAL ASSETS	$115,145	$112,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, NMTC and other notes payable	$18,028	$14,138
Current maturities of long-term debt	114	114
Current portions of capital lease obligations	771	762
Accounts payable	13,905	11,756
Accrued liabilities	6,046	4,393
Customer deposits	9,988	9,791
Current liabilities held for sale	29	30
Total current liabilities	48,881	40,984
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	1,523	797
Long-term capital lease obligations, net of current portions	745	941
Other	2,333	3,557
Total long-term liabilities	4,601	5,295
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,650,956 and 15,480,299 shares issued as of March 31, 2018, and December 31, 2017, respectively	16	15
Treasury stock, at cost, 273,937 shares as of March 31, 2018 and December 31, 2017	(1,842)	(1,842)
Additional paid-in capital	380,434	380,005
Accumulated deficit	(316,945)	(312,107)
Total stockholders’ equity	61,663	66,071
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,145	$112,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues	$29,967	$56,060
Cost of sales	29,984	49,686
Restructuring	115	—
Gross (loss) profit	(132)	6,374
OPERATING EXPENSES:
Selling, general and administrative	3,898	4,420
Intangible amortization	471	351
Restructuring	36	—
Total operating expenses	4,405	4,771
Operating (loss) income	(4,537)	1,603
OTHER INCOME, net:
Interest expense, net	(298)	(139)
Other, net	(3)	—
Total other expense, net	(301)	(139)
Net (loss) income before benefit for income taxes	(4,838)	1,464
Benefit for income taxes	(27)	(5,018)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(4,811)	6,482
LOSS FROM DISCONTINUED OPERATIONS	(27)	(155)
NET (LOSS) INCOME	$(4,838)	$6,327
NET (LOSS) INCOME PER COMMON SHARE—BASIC:
(Loss) income from continuing operations	$(0.32)	$0.43
Loss from discontinued operations	(0.00)	(0.01)
Net (loss) income	$(0.32)	$0.42
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	15,257	14,929
NET (LOSS) INCOME PER COMMON SHARE—DILUTED:
(Loss) income from continuing operations	$(0.32)	$0.43
Loss from discontinued operations	(0.00)	(0.01)
Net (loss) income	$(0.32)	$0.42
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	15,257	15,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2016	15,175,767	$15	(273,937)	$(1,842)	$378,876	$(308,466)	$68,583
Stock issued for restricted stock	190,482	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	114,050	—	—	—	316	—	316
Share-based compensation	—	—	—	—	813	—	813
Net loss	—	—	—	—	—	(3,641)	(3,641)
BALANCE, December 31, 2017	15,480,299	$15	(273,937)	$(1,842)	$380,005	$(312,107)	$66,071
Stock issued for restricted stock	96,534	1	—	—	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	74,123	—	—	—	167	—	167
Share-based compensation	—	—	—	—	262	—	262
Net loss	—	—	—	—	—	(4,838)	(4,838)
BALANCE, March 31, 2018	15,650,956	$16	(273,937)	$(1,842)	$380,434	$(316,945)	$61,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,838)	$6,327
Loss from discontinued operations	(27)	(155)
(Loss) income from continuing operations	(4,811)	6,482
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	2,357	2,101
Deferred income taxes	(27)	(5,050)
Stock-based compensation	262	222
Allowance for doubtful accounts	(15)	8
Common stock issued under defined contribution 401(k) plan	167	—
Gain on disposal of assets	—	(2)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,266)	(9,037)
Inventories	(2,577)	382
Prepaid expenses and other current assets	21	423
Accounts payable	2,956	2,883
Accrued liabilities	1,653	(2,356)
Customer deposits	197	(4,440)
Other non-current assets and liabilities	(1,210)	239
Net cash used in operating activities of continuing operations	(3,293)	(8,145)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition	—	(16,659)
Sales of available for sale securities	—	2,221
Maturities of available for sale securities	—	950
Purchases of property and equipment	(229)	(3,261)
Proceeds from disposals of property and equipment	—	2
Net cash used in investing activities of continuing operations	(229)	(16,747)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	32,886	51,852
Payments on line of credit	(29,202)	(45,358)
Principal payments on capital leases	(187)	(114)
Net cash provided by financing activities of continuing operations	3,497	6,380
DISCONTINUED OPERATIONS:
Operating cash flows	(27)	74
Financing cash flows	—	(109)
Net cash used in discontinued operations	(27)	(35)
Add: Cash balance of discontinued operations, beginning of period	—	2
Less: Cash balance of discontinued operations, end of period	—	—
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(52)	(18,545)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH beginning of the period	78	18,800
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH end of the period	$26	$255
Supplemental cash flow information:
Interest paid	$233	$77
Income taxes paid	$—	$3
Non-cash activities:
Issuance of restricted stock grants	$262	$222
Contingent consideration related to business acquisition	$—	$2,944
Red Wolf acquisition:
Assets acquired	$—	$27,157
Liabilities assumed	$—	$7,554

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2018. The December 31, 2017 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

In February 2017, the Company acquired Red Wolf and formed the Process Systems segment. Consequently, the Company has revised its segment presentation to include three reportable operating segments: Towers and Heavy Fabrications, Gearing and Process Systems. All current results have been presented to reflect this change. See Note 14, “Segment Reporting” of these condensed consolidated financial statements for further discussion of reportable segments.

There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2018 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Company Description

Through its subsidiaries, the Company provides technologically advanced high-value products to energy, mining and infrastructure sector customers, primarily in the United States of America (the “U.S.”). The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 52% of the Company’s revenue during the first three months of 2018.

The Company has diversified its operations to provide precision gearing, specialty fabrications, kitting and assemblies of industrial systems to a broad range of industrial customers for oil and gas (“O&G”), mining, steel, and other industrial applications.

Please refer to Note 18, “Restructuring” of these condensed consolidated financial statements for the discussion of the restructuring plan which the Company initiated in the current year quarter. The Company has incurred a total of approximately $151 of net costs in the first quarter of 2018 to implement this restructuring plan.

Liquidity

The Company meets its short term liquidity needs through cash generated from operations, its available cash balances,  the Credit Facility (as defined below), additional equipment financing, and access to the public or private debt equity markets, including the option to raise capital under Broadwind Form S-3 (as discussed below).

See Note 8, “Debt and Credit Agreements” of these condensed consolidated financial statements for a complete description of the Credit Facility and the Company’s other debt.

Total debt and capital lease obligations at March 31, 2018 totaled $21,181, which includes current outstanding debt and capital leases totaling $18,913. The current outstanding debt includes $14,239 outstanding under the Company’s revolving line of credit and $2,600 related to the New Market Tax Credit Transaction (the “NMTC Transaction”). See Note 16 “New Markets Tax Credit Transaction” of these condensed consolidated financial statements for a complete description of the NMTC Transaction.

On August 11, 2017, the Company filed a “shelf” registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 10, 2017. This shelf registration statement, which includes a base prospectus, allows the Company at any time to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in the prospectus supplement accompanying the base prospectus, the Company would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes.

The Company anticipates that current cash resources, amounts available under the Credit Facility, cash to be generated from operations, and any potential proceeds from the sale of Company securities under the Form S-3 will be adequate to meet the Company’s liquidity needs for at least the next twelve months. If assumptions regarding the Company’s production, sales and subsequent collections from certain of the Company’s large customers, as well as customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company’s operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could lose access to the Credit Facility. This could limit the Company’s operational flexibility, require a delay in making planned investments and/or require the Company to seek additional equity or debt financing. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash available to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, or that credit facilities will be available in an amount sufficient to enable the Company to meet these financial obligations.

Management’s Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include revenue recognition, future tax rates, inventory reserves, warranty reserves, impairment of long-lived assets, allowance for doubtful accounts, workers’ compensation reserves, and health insurance reserves. Although these estimates are based upon management’s best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from these estimates.

NOTE 2 — REVENUES

On January 1, 2018, the Company adopted Accounting Standards Updates (“ASU”) 2014-09 and 2015-14, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606 while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605. Based on the Company’s contract evaluation, the Company determined there was no need to record any changes to the opening retained earnings due to the impact of adopting Topic 606. The adoption of Topic 606 did not have a material impact on the Company’s condensed consolidated financial statements.

Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.

The following table presents the Company’s revenues disaggregated by revenue source for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017 (1)
Towers and Heavy Fabrications	$16,785	$48,895
Process Systems	4,377	3,294
Gearing	8,805	3,871
Consolidated	$29,967	$56,060
(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Revenue within the Company’s Gearing and Process Systems segments is recognized at a point in time, typically when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. The Company measures revenue based on the consideration specified in the purchase order and revenue is recognized when the performance obligations are satisfied. If applicable, the transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation.

In most instances within the Company’s Towers and Heavy Fabrications segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. The Company recognizes revenue under these arrangements only when the buyer requests the arrangement, the ordered goods are segregated from inventory and not available to fill other orders, the goods must be currently be ready for physical transfer to the customer, and the Company cannot have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses. Customer deposits, deferred revenue and other receipts are deferred and recognized when the revenue is realized and earned. Cash payments to customers are classified as reductions of revenue in the Company’s statement of operations.

The Company does not disclose the value of the unsatisfied performance obligations for contracts with an original expected length of one year or less and contracts for which the Company recognizes revenue which the Company has the right to invoice for goods completed.

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017, as follows:

	Three Months Ended
	March 31,
	2018	2017
Basic earnings per share calculation:
Net (loss) income	$(4,838)	$6,327
Weighted average number of common shares outstanding	15,257,234	14,929,358
Basic net (loss) income per share	$(0.32)	$0.42
Diluted earnings per share calculation:
Net (loss) income	$(4,838)	$6,327
Weighted average number of common shares outstanding	15,257,234	14,929,358
Common stock equivalents:
Stock options and non-vested stock awards (1)	—	265,584
Weighted average number of common shares outstanding	15,257,234	15,194,942
Diluted net (loss) income per share	$(0.32)	$0.42

(1)   Stock options and RSUs granted and outstanding of 893,004 as of March 31, 2018 are excluded from the computation of diluted earnings  due to the anti dilutive effect as a result of the Company’s net loss for the three months ended March 31, 2018.

NOTE 4 — DISCONTINUED OPERATIONS

The Company’s former Services segment had substantial continued operating losses for several years, due to operating issues and an increasingly competitive environment due in part to increased in-sourcing of service functions by customers. In July 2015, the Company’s Board of Directors (the “Board”) directed management to evaluate potential strategic alternatives with respect to the Services segment. In September 2015, the Board authorized management to sell substantially all of the assets of the Services segment to one or more third-party purchasers, and thereafter to liquidate or otherwise dispose of any such assets remaining unsold. The divestiture was substantially completed in December 2015.

Results of Discontinued Operations

Results of operations for the Services segment, which are reflected as discontinued operations in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, were as follows:

	Three Months Ended March 31,
	2018	2017
Revenues	$—	$68
Cost of sales	(25)	(65)
Selling, general and administrative	(2)	(7)
Impairment of held for sale assets and liabilities and gain on sale of assets	—	(151)
Loss from discontinued operations	$(27)	$(155)

Assets and Liabilities Held for Sale

Services assets and liabilities classified as held for sale in the Company’s condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 include the following:

	March 31,	December 31,
	2018	2017
Assets:
Accounts receivable, net	$10	$11
Inventories, net	9	9
Assets Held For Sale Related To Discontinued Operations	19	20
Impairment of discontinued assets held for sale	—	—
Total Assets Held For Sale Related To Discontinued Operations	$19	$20
Liabilities:
Accrued liabilities	$27	$27
Customer deposits and other current obligations	2	3
Total Liabilities Held For Sale Related To Discontinued Operations	$29	$30

NOTE 5 — INVENTORIES

The components of inventories as of March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31,	December 31,
	2018	2017
Raw materials	$12,955	$11,945
Work-in-process	7,665	6,305
Finished goods	4,442	3,538
	25,062	21,788
Less: Reserve for excess and obsolete inventory	(2,768)	(2,509)
Net inventories	$22,294	$19,279

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities as part of the Company’s acquisition of Red Wolf. Goodwill is not amortized but is tested annually for impairment. The Company added $4,993 of goodwill as a result of the Red Wolf acquisition, which is included in the Process Systems segment. See Note 14, “Segment Reporting” of these condensed consolidated financial statements for further discussion of the Company’s segments.

Other intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf in 2017. See Note 17, “Business Combinations” of these condensed consolidated financial statements for further discussion of the Red Wolf acquisition. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 5 to 10 years. The Company tests other intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the first quarter of 2018 and 2017, the Company continued to identify triggering events associated with the Gearing segment’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its long-lived assets associated with the Gearing segment. Based upon the Company’s most recent impairment assessments,  the Company utilized third-party appraisals and other estimates of the fair value of the Gearing asset group. The Company assumed that the assets would be exchanged in an orderly transaction between market participants and would represent the highest and best use of these assets. Based on the analysis, the Company determined that no impairment to this asset group was indicated as of March 31, 2018 and December 31, 2017.

As of March 31, 2018 and December 31, 2017, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	March 31, 2018				December 31, 2017
				Remaining				Remaining
				Weighted				Weighted
			Net	Average			Net	Average
	Cost	Accumulated	Book	Amortization	Cost	Accumulated	Book	Amortization
	Basis	Amortization	Value	Period	Basis	Amortization	Value	Period
Goodwill and other intangible assets:
Goodwill	$4,993	$—	$4,993		$4,993	$—	$4,993
Noncompete agreements	170	(33)	137	4.8	170	(26)	144	5.1
Customer relationships	15,979	(5,336)	10,643	7.0	15,979	(4,992)	10,987	8.0
Trade names	9,099	(4,272)	4,827	9.9	9,099	(4,152)	4,947	10.5
Other intangible assets	$25,248	$(9,641)	$15,607	6.7	$25,248	$(9,170)	$16,078	8.8

As of March 31, 2018, estimated future amortization expense is as follows:

2018	$1,413
2019	1,884
2020	1,884
2021	1,884
2022	1,884
2023 and thereafter	6,658
Total	$15,607

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Accrued payroll and benefits	$2,007	$1,797
Accrued property taxes	294	144
Income taxes payable	99	77
Accrued professional fees	64	40
Accrued warranty liability	583	581
Accrued self-insurance reserve	736	812
Accrued contingent consideration	1,140	—
Accrued other	1,123	942
Total accrued liabilities	$6,046	$4,393

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Line of credit	$14,239	$10,733
NMTC note payable	2,600	2,600
Other notes payable	2,256	1,146
Long-term debt	570	570
Less: Current portion	(18,142)	(14,252)
Long-term debt, net of current maturities	$1,523	$797

Credit Facility

On October 26, 2016, the Company established a $20,000 three-year secured revolving line of credit (the “Credit Facility”) with CIBC Bank USA (“CIBC”), formerly known as The PrivateBank and Trust Company, which was subsequently increased to $25,000 in March of 2017 with a Second Amendment to Loan and Security Agreement and an Amended and Restated Revolving Note.  Under the Credit Facility, CIBC advances funds when requested against a borrowing base consisting of up to 85% of the face value of eligible accounts receivable of the Company, up to 50% of the book value of eligible inventory of the Company and up to 50% of the appraised value of eligible machinery, equipment and certain real property up to $10,000. Borrowings under the Credit Facility bear interest at a per annum rate equal to the applicable London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.25% to 3.00%, or the applicable base rate plus a margin ranging from 0.00% to 1.00%, both of which are based on the Company’s trailing twelve-month adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, share-based payments and restructuring costs). The Company also pays an unused facility fee to CIBC equal to 0.50% per annum on the unused portion of the Credit Facility, along with other standard fees. The Credit Facility contains customary representations and warranties. It also contains a requirement that the Company, on a consolidated basis, maintain a minimum Fixed Charge Coverage Ratio Covenant, along with other customary restrictive covenants. The obligations under the Credit Facility are secured by, subject to certain exclusions, (i) a first priority security interest in all accounts receivable, inventory, equipment, cash and investment property of the Company, and (ii) a mortgage on the Company’s Abilene, Texas tower facility.

On January 29, 2018, the Company executed the Third Amendment to Loan and Security Agreement waiving the Company’s non-compliance with the Fixed Charge Coverage Ratio Covenant as of December 31, 2017 and, among other changes, added new minimum EBITDA and capital expenditure covenants through June 30, 2018. The amendment also revised the Fixed Charge Coverage Ratio Covenant to be recalculated for future periods commencing with the quarter ending June 30, 2018.

On May 3, 2018, the Company executed the Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”), waiving the Company’s non-compliance with the minimum EBITDA covenant through March 31, 2018. The Fourth Amendment, among other changes, amends the minimum EBITDA thresholds and adjusts the definition of EBITDA to add back certain restructuring expenses.

As of March 31, 2018, there was $14,239 of outstanding indebtedness under the Credit Facility, with the ability to borrow an additional  $9,861 under the Credit Facility.

Other

Included in Line of Credit, NMTC and other notes payable line item of the Company’s consolidated financial statements is $2,600 associated with the NMTC Transaction described further in Note 16, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements. Additionally, the Company has entered into a $570 loan agreement with the Development Corporation of Abilene, of which $114 is included in Current maturities, long-term debt in the consolidated financial statements and $456 is included in Long-term debt, less current maturities. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. In addition, the Company has outstanding notes payable for capital expenditures in the amount of $2,256 and $1,146 as of March 31, 2018 and December 31, 2017, respectively, with $1,189 and $804 included in the Line of Credit, NMTC and other notes payable line item as of March 31, 2018 and December 31, 2017, respectively. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have the maturity dates of April 25, 2020, and February 1, 2021, and April 20, 2021.

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

The following tables represent the fair values of the Company’s financial assets as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Gearing Cicero Ave. facility	—	—	560	560
Services assets	—	—	19	19
Total assets at fair value	$—	$—	$579	$579

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Gearing Cicero Ave. facility	—	—	560	560
Services assets	—	—	20	20
Total assets at fair value	$—	$—	$580	$580

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and customer deposits, approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company’s long-term debt is approximately equal to its fair value.

Assets Measured at Fair Value on a Nonrecurring Basis

The fair value measurement approach for long lived assets utilizes a number of significant unobservable inputs or Level 3 assumptions. To the extent assumptions used in the Company’s evaluations are not achieved, there may be a negative effect on the valuation of these assets.

The carrying value of the land and building comprising one of Brad Foote’s facilities located in Cicero, Illinois (the “Cicero Avenue Facility”) of $560 reflects the expected proceeds associated with selling this facility.  During 2017, the Company reclassified the Cicero Avenue Facility as Assets Held for Sale upon completion of general site remediation activities. See Note 15 “Commitments and Contingencies” of these condensed consolidated financial statements for additional detail of the Cicero Avenue Facility.

Following the Board’s approval of a plan to divest the Company’s Services segment, the Company has been able to evaluate the value of the segment’s assets on the open market; therefore, the Company has utilized this measurement to determine the fair value of the Services segment assets.

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of March 31, 2018, the Company has a full valuation allowance recorded against deferred tax assets. During the three months ended March 31, 2018, the Company recorded a benefit for income taxes of $27, compared to a benefit for income taxes of $5,018 during the three months ended March 31, 2017. The income tax benefit during the three months ended March 31, 2017 included an income tax benefit of $5,060 from the partial release of the valuation allowance, net of Red Wolf’s current state taxes, resulting from the consolidation of the Company’s deferred tax assets with Red Wolf’s deferred tax liabilities upon acquisition.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate; (2) eliminating the corporate alternative minimum tax; (3) creating a new limitation on deductible interest expense; and (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. In connection with the Tax Act, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law.

The Company files income tax returns in U.S. federal and state jurisdictions. As of March 31, 2018, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2017, the Company had net operating loss (“NOL”) carryforwards of $227,871 expiring in various years through 2037.

Since the Company has no unrecognized tax benefits, they will not have an impact on the condensed consolidated financial statements as a result of the expiration of the applicable statues of limitations within the next twelve months. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), generally imposes an annual limitation on the amount of NOL carryforwards and associated built-in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company’s ability to utilize NOL carryforwards and built-in losses may be limited, under IRC Section 382 or otherwise, by the Company’s issuance of common stock or by other changes in stock ownership. Upon completion of the Company’s analysis of IRC Section 382, the Company has determined that aggregate changes in stock ownership have triggered an annual limitation on NOL carryforwards and built-in losses available for utilization. To the extent the Company’s use of NOL carryforwards and associated built-in losses is significantly limited in the future due to additional changes in stock ownership, the Company’s income could be subject to U.S. corporate income tax earlier than it would be if the Company were able to use NOL carryforwards and built-in losses without such limitation, which could result in lower profits and the loss of benefits from these attributes.

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

As of March 31, 2018, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of March 31, 2018.

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

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. As of March 31, 2018, the Company had reserved 28,483 shares for issuance upon the exercise of stock options outstanding and no shares for issuance upon the vesting of restricted stock unit (“RSU”) awards outstanding. As of March 31, 2018,  253,659 shares of common stock reserved for stock options and RSU awards under the 2007 EIP had been issued in the form of common stock.

2012 Equity Incentive Plan

The Company has granted incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2012 Equity Incentive Plan (the “2012 EIP”), which was approved by the Board in March 2012 and by the Company’s stockholders in May 2012.

The 2012 EIP reserved 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of March 31, 2018, the Company had reserved 37,205 shares for issuance upon the exercise of stock options outstanding and no shares for issuance upon the vesting of RSU awards outstanding. As of March 31, 2018,  635,089 shares of common stock reserved for stock options and RSU awards under the 2012 EIP had been issued in the form of common stock.

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

The 2015 EIP reserves 1,100,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of March 31, 2018, the Company had reserved 827,316 shares for issuance upon the vesting of RSU awards outstanding. As of March 31, 2018,  283,491 shares of common stock reserved for RSU awards under the 2015 EIP had been issued in the form of common stock.

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

The following table summarizes stock option activity during the three months ended March 31, 2018 under the Equity Incentive Plans, as follows:

		Weighted Average
	Options	Exercise Price
Outstanding as of December 31, 2017	67,188	$24.65
Expired	(1,500)	$128.50
Outstanding as of March 31, 2018	65,688	$22.28
Exercisable as of March 31, 2018	65,688	$22.28

The following table summarizes RSU activity during the three months ended March 31, 2018 under the Equity Incentive Plans, as follows:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2017	512,142	$4.57
Granted	453,204	$2.39
Vested	(122,262)	$3.83
Forfeited	(15,768)	$4.63
Unvested as of March 31, 2018	827,316	$3.48

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of the price of the Company’s stock over the expected life of the awards and actual and projected stock option exercise behavior. No stock options were granted during the three months ended March 31, 2018.

The Company utilized a forfeiture rate of 25% during the three months ended March 31, 2018 and 2017 for estimating the forfeitures of equity compensation granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, as follows:

	Three Months Ended March 31,
	2018	2017
Share-based compensation expense:
Cost of sales	$22	$30
Selling, general and administrative	240	192
Income tax benefit (1)	—	—
Net effect of share-based compensation expense on net income	$262	$222
Reduction in earnings per share:
Basic earnings per share	$0.02	$0.01

Diluted earnings per share	$0.02	$0.01

(1)

Income tax benefit is not illustrated because the Company is currently in a full tax valuation allowance position and an actual income tax benefit was not realized for the three months ended March 31, 2018 and 2017. The result of the income (loss) situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

As of March 31, 2018, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and RSUs, in the amount of approximately $1,645 will be recognized through 2020. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business. The amendments in this ASU provide a screen to determine when a set (group of assets and activities) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. This ASU will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted under special circumstances. The adoption of this impact of this ASU had no material impact on its condensed consolidated financial statements.

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

Towers and Heavy Fabrications

The Company manufactures towers for wind turbines, specifically the large and heavier wind towers that are designed for multiple megawatt (“MW”) wind turbines, as well as other specialty welded structures for mining and other industrial customers. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 550 towers, sufficient to support turbines generating more than 1,100 MW of power. This product segment also encompasses the manufacture of heavy fabrications for mining and other industrial customers.

Gearing

The Company engineers, builds and remanufactures precision gears and gearing systems for O&G, wind, mining, steel and other industrial applications. The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment processes in Neville Island, Pennsylvania.

Process Systems

The Company acquired Red Wolf on February 1, 2017 and as a result, aggregated its Abilene compressed natural gas (“CNG”) and heavy fabrication business with Red Wolf to form the Process Systems reportable segment. This segment provides contract manufacturing services that include build-to-spec, kitting, fabrication and inventory management for customers throughout the U.S. and in foreign countries, primarily supporting the natural gas electrical generation market.

Corporate

“Corporate” includes the assets and selling, general and administrative expenses of the Company’s corporate office. “Eliminations” comprises adjustments to reconcile segment results to consolidated results.

Summary financial information by reportable segment for the three months ended March 31, 2018 and 2017 is as follows:

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2018
Revenues from external customers	$16,785	$8,805	$4,377	$—	$—	$29,967
Operating (loss)	(1,504)	(626)	(893)	(1,514)	—	(4,537)
Depreciation and amortization	1,256	590	451	60	—	2,357
Capital expenditures	—	220	—	9	—	229

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2017
Revenues from external customers	$48,895	$3,871	$3,294	$—	$—	$56,060
Operating profit (loss)	5,849	(1,531)	(822)	(1,893)	—	1,603
Depreciation and amortization	1,091	626	334	50	—	2,101
Capital expenditures	2,660	200	272	129	—	3,261

	Total Assets as of
	March 31,	December 31,
Segments:	2018	2017
Towers and Heavy Fabrications	$36,422	$27,958
Gearing	34,832	37,456
Process Systems	23,940	26,442
Assets held for sale	579	580
Corporate	252,183	249,326
Eliminations	(232,811)	(229,412)
	$115,145	$112,350

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

In connection with the Company’s previous restructuring initiatives, during the third quarter of 2012, the Company identified a liability associated with the planned sale of the Cicero Avenue Facility. The liability was associated with environmental remediation costs that were identified while preparing the site for sale. During 2013, the Company applied for and was accepted into the Illinois Environmental Protection Agency (the “IEPA”) voluntary site remediation program. In the first quarter of 2014, the Company completed a comprehensive review of remedial options for the Cicero Avenue Facility and selected a preferred remediation technology. As part of the voluntary site remediation program, the Company submitted a plan to the IEPA for approval to conduct a pilot study to test the effectiveness of the selected remediation technology. In the fourth quarter of 2017, the Company remediated the Cicero Avenue Facility to a point that requires the known future use to complete the final remediation steps and is currently in active negotiations to dispose of the property. As of March 31, 2018 and December 31, 2017, the accrual balance associated with this matter totaled $0.

Warranty Liability

The Company provides warranty terms that range from one to five years for various products supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of March 31, 2018 and 2017, estimated product warranty liability was $583 and $601, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$581	$671
Addition to (reduction of) warranty reserve	5	(44)
Warranty claims	(3)	(26)
Balance, end of period	$583	$601

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the three months ended March 31, 2018 and 2017 consisted of the following:

	For the Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$225	$145
Bad debt expense	(15)	8
Balance at end of period	$210	$153

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of March 31, 2018 or December 31, 2017.

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, the Company began to self-insure for its workers’ compensation liabilities, including reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. The Company takes into account claims incurred but not reported when determining its workers’ compensation reserves. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. Although the Company entered into a guaranteed cost program at the beginning of the third quarter of 2016, the Company maintained a liability for the trailing claims from the self-insured policy. As of March 31, 2018, the Company had $736 accrued for self-insured workers’ compensation liabilities.

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

See Note 16, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements for a discussion of a strategic financing transaction, the NMTC Transaction, which originally related to the Company’s drivetrain service center in Abilene, Texas (the “Abilene Gearbox Facility”), and was amended in August 2015 to also include the activities of the Company’s heavy industries business conducted at the same location in Abilene, Texas (the “Abilene Heavy Industries Facility”). The Abilene Gearbox Facility focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing. The Abilene Heavy Industries Facility focuses on heavy fabrications and assembly for industries including those related to compressed natural gas distribution. Pursuant to the NMTC Transaction, the gross loan and investment in the Abilene Heavy Industries Facility and the Abilene Gearbox Facility of $10,000 is expected to generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One, National Association (“Capital One”). The Abilene Heavy Industries Facility and/or the Abilene Gearbox Facility must operate and remain in compliance with the terms and conditions of the NMTC Transaction during the seven-year compliance period ending in the third quarter of 2018, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with the NMTC Transaction.

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

The NMTC regulations permit taxpayers to claim credits against their federal income taxes for qualified investments in the equity of community development entities. The NMTC Transaction could generate $3,900 in tax credits, which the Company has made available under the structure by passing them through to Capital One. The proceeds have been applied to the Company’s investment in the Abilene Gearbox Facility assets and associated operating costs and in the assets of the Abilene Heavy Industries Facility, as permitted under the amended NMTC Transaction.

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

The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company’s condensed consolidated balance sheet as of March 31, 2018. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest in the third quarter of 2018. Capital One may exercise an option to put its investment to the Company and receive $130 from the Company at that time. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company expects that Capital One will exercise the put option at the end of the tax credit recapture period. The Capital One contribution, other than the amount allocated to the put obligation, will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

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

The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One’s net contribution of $2,600  is included in Line of Credit,  NMTC and Other Notes Payable in the condensed consolidated balance sheet. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred.

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

The purchase price of the transaction totaled $18,983 net of working capital adjustments that occurred after the acquisition date. The purchase price includes $16,449 which was paid in cash and $2,534 which was the expected value of contingent future earn-out payments. The contingent consideration arrangement requires the Company to pay the former owners of Red Wolf a payout if Red Wolf achieves a targeted profitability benchmark. The potential undiscounted amount of all future payments that the Company could have been required to make under the contingent consideration arrangement was between $0 and $9,900. Annual earn-out payments may not exceed $4,950. The fair value of the contingent consideration arrangement of $2,534 was estimated by using a Monte Carlo simulation. Key assumptions include a short-term weighted average cost of capital of 15% and historical volatility of public company comparables.

During the third quarter of 2017, the Company released $1,394 of this contingency into operating income because management determined that Red Wolf’s full-year financial performance during the first year of ownership by the Company was unlikely to meet the threshold required to pay the first installment of the contingent earn-out. As of March 31, 2018, the final contingent earn-out liability, which depends on the financial performance during the second ownership year, is estimated at $1,140 and is included in accrued liabilities. Based on information currently known, the Company believes that the remaining contingency is applicable.

The Company’s allocation of the $18,983 purchase price to Red Wolf’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of February 1, 2017, is included in the table below. Goodwill is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is not deductible for tax purposes. The measurement period adjustments were a result of changes in the fair value of the contingent consideration arrangement and adjustments to working capital accounts. The purchase price allocation was finalized at December 31, 2017. The decrease in goodwill from March 31, 2017 is due to opening balance sheet changes noted in the table below. The purchase price allocation as of March 31, 2017 and December 31, 2017 is as follows (in thousands):

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

The allocation of the purchase price is based on valuations performed to determine the fair value of such assets and liabilities as of the acquisition date. The acquired noncompete agreements, customer relationships, and trade names have weighted average amortization periods of 6.0 years, 9.0 years, and 14.0 years, respectively and the total weighted average life of the acquired intangible assets is 9.4 years. Goodwill from this transaction has been allocated to the Company’s Process Systems segment.

NOTE 18 — RESTRUCTURING

During the first quarter of 2018, the Company conducted a review of its business strategies and product plans given the outlook of the industries it serves and its business environment. As a result, the Company has begun to execute a restructuring plan to rationalize its facility capacity and management structure, and to consolidate and increase the efficiencies of its Abilene operations. Management has decided to exit the CNG and Fabrication Manufacturing location in Abilene as soon as it fully complies with the requirements established as part of the NMTC agreement and consolidate these manufacturing activities into other locations. The NMTC agreement requires operations to remain at that facility until at least July 2018 and the Company expects to vacate the facility by the end of 2018.  All remaining costs associated with this facility will be recorded as restructuring expenses going forward. All costs will be incurred solely within the Process Systems segment.

The Company expects to incur restructuring costs associated with the restructuring plan totaling an estimated $927, of which $151 has been incurred to date.  The Company anticipates annual cost savings going forward of approximately $575 in facility expenses related to the restructuring.

The Company’s total net restructuring charges for the three months ended March 31, 2018, in addition to the total remaining restructuring costs, consist of the following:

	2018	Remaining
	Actual	Costs	Total
Cost of sales:
Facility costs	$82	$250	$332
Moving and remediation	—	285	285
Salary and severance	17	—	17
Depreciation	16	241	257
Total cost of sales	115	776	891
Selling, general, and administrative expenses:
Salary and severance	36	—	36
Total selling, general, and administrative expenses	36	—	36
Grand Total	$151	$776	$927

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1, “Financial Statements,” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 2. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties. As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its subsidiaries.

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

First Quarter Overview

We booked $28,141 in new orders in the first quarter of 2018, down from $40,022 in the first quarter of 2017. The reduction in orders was driven by decreased towers orders,  which vary significantly from quarter to quarter.  This was partially offset by more than a two-fold increase of $8,047 to $15,366 in orders in the Gearing segment as a result of higher order intake from oil and gas (“O&G”) and other industrial customers, due in part to certain customers securing production slots for late 2018 in response to increasing input costs and extending material lead times. Our Process Systems segment had $4,933 in orders in the first quarter of 2018, an increase of $1,318 over the first quarter of 2017 primarily due to having the benefit of a full quarter of Red Wolf Company, LLC (“Red Wolf”) orders in 2018 as compared to 2017 and a recovery in mining and other industrial markets.

We recognized revenue of $29,967 in the first quarter of 2018, down from revenue of $56,060 in the first quarter of 2017. The Towers and Heavy Fabrications segment revenues decrease was due to a 64% decrease in tower sections sold related to the strong demand in the early months of 2017, as customers took advantage of the safe harbor provisions of the Production Tax Credit and a reduction in sales price per section based on the mix of tower designs sold. The revenue impact of the tower unit sales decrease was partially offset by growth within Heavy Fabrications primarily due to the recovery in mining and other industrial markets. Gearing segment revenues were up $4,934 or 127%, driven by an expansion of customers and growth associated with the O&G market recovery. The Process Systems segment recognized revenue of $4,377 as compared to $3,294 in the prior quarter period due primarily to the recovery in mining and other industrial markets.

We reported a net loss of $4,838 or $0.32 per share in the first quarter of 2018, compared to net income of $6,327 or $.42 per diluted share in the first quarter of 2017. The change in earnings was due primarily to significantly lower tower sections sold, mix of tower designs sold and less efficient production. The Company’s two tower production facilities were operating at very low production levels in late 2017, due to an inventory correction by our largest customer. Production was rebuilding during the current year quarter from this low level and production costs were higher as expected during the ramp-up. Also impacting the year-over-year comparison was the absence of a $5,018 or $0.34 per share benefit from income taxes in the prior year due to the release of a portion of the tax valuation allowance as a result of the acquisition of Red Wolf.

During the first quarter, we conducted a review of our business strategies and product plans given the outlook of the industries we serve and our business environment. As a result, we are executing a restructuring plan to rationalize our facility capacity and management structure, and to consolidate and increase the efficiencies in our Abilene operations. We have decided to exit the market for compressed natural gas (“CNG”) compression units and transfer remaining operations from a leased facility into other production locations. We expect to vacate the facility by the end of 2018 (following the expiration of the NMTC compliance period). All remaining costs associated with this facility will be recorded as restructuring expenses going forward. All costs will be incurred solely within the Process Systems segment. We expect to incur restructuring costs associated with the restructuring plan totaling an estimated $927, of which $151 has been incurred to date. We anticipate annual cost savings going forward of approximately $575 in facility expenses related to the restructuring.

RESULTS OF OPERATIONS

Three months ended March 31, 2018, Compared to Three months ended March 31, 2017

The Condensed Consolidated Statement of Operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

	Three Months Ended March 31,				2018 vs. 2017
		% of Total		% of Total
	2018	Revenue	2017	Revenue	$ Change	% Change
Revenues	$29,967	100.0%	$56,060	100.0%	$(26,093)	(46.5)%
Cost of sales	29,984	100.1%	49,686	88.6%	(19,702)	(39.7)%
Restructuring	115	0.4%	—	—%	115	100.0%
Gross profit	(132)	(0.4)%	6,374	11.4%	(6,506)	(102.1)%
Operating expenses
Selling, general and administrative expenses	3,898	13.0%	4,420	7.9%	(522)	(11.8)%
Intangible amortization	471	1.6%	351	0.6%	120	34.2%
Restructuring	36	0.1%	—	—%	36	100.0%
Total operating expenses	4,405	14.7%	4,771	8.5%	(366)	(7.7)%
Operating (loss) income	(4,537)	(15.1)%	1,603	2.9%	(6,140)	(383.0)%
Other expense
Interest expense, net	(298)	(1.0)%	(139)	(0.2)%	(159)	(114.4)%
Other, net	(3)	(0.0)%	—	—%	(3)	(100.0)%
Total other expense, net	(301)	(1.0)%	(139)	(0.2)%	(162)	(116.5)%
Net (loss) income before benefit for income taxes	(4,838)	(16.1)%	1,464	2.6%	(6,302)	(430.5)%
Benefit for income taxes	(27)	(0.1)%	(5,018)	(9.0)%	4,991	99.5%
(Loss) income from continuing operations	(4,811)	(16.1)%	6,482	11.6%	(11,293)	(174.2)%
Loss from discontinued operations	(27)	(0.1)%	(155)	(0.3)%	128	82.6%
Net (loss) income	$(4,838)	(16.1)%	$6,327	11.3%	$(11,165)	(176.5)%

Consolidated

Revenues decreased from $56,060 during the three months ended March 31, 2017,  to $29,967 during the three months ended March 31, 2018.  Lower sales in our Towers and Heavy Fabrications segment of $32,110 were partially offset by the  higher sales in the Gearing segment of $4,934 and higher sales in the Process Systems segment of $1,083. The Towers and Heavy Fabrications segment revenue decrease was due primarily to a 64% decrease in towers sections sold. Gearing segment revenues more than doubled due to improved order intake in the second half of 2017, primarily resulting from the recovery in demand from O&G customers.

Gross profit decreased by $6,506, from $6,374 during the three months ended March 31, 2017, to a loss of $132 during the three months ended March 31, 2018.  Gross margin decreased from 11.4% during the three months ended March 31, 2017, to (0.4%) during the three months ended March 31, 2018.  The decrease in gross profit was primarily attributable to lower plant utilization year over year in our Towers and Heavy Fabrications segment and inefficiencies associated with the ramp-up of production in our operating facilities, partially offset by a $961 improvement in gross profit in our Gearing segment and a full quarter of gross profit associated with the Red Wolf acquisition.

Operating  expenses decreased from $4,771 during the three months ended March 31, 2017, to $4,405 during the three months ended March 31, 2018. The decrease was attributable primarily due to a reduction of incentive compensation expenses of $213, a reduction in salaries and benefits of $225 in response to lower revenue levels, and a reduction in other employee costs of $184, partially offset by  $289 of increased operating and intangible amortization expenses associated with the timing of the Red Wolf acquisition and higher commission expenses associated with higher Gearing revenue. Operating expenses as a percentage of sales increased from 8.5% in the prior-year quarter to 14.7% in the current-year quarter.

Income from continuing operations decreased from income of $6,482 during the three months ended March 31, 2017, to a loss of $4,811 during the three months ended March 31, 2018, as a result of the factors described above.

Net income decreased from $6,327 during the three months ended March 31, 2017, to a net loss of $4,838 during the three months ended March 31, 2018, as a result of the factors described above, and the absence of a $5,018 benefit from income taxes in the prior year due to the release of a portion of the tax provision related to the acquisition of Red Wolf.

Towers and Heavy Fabrications Segment

The following table summarizes the Towers and Heavy Fabrications segment operating results for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Orders	$7,842	$29,088
Revenues	16,785	48,895
Operating (loss) income	(1,504)	5,849
Operating margin	(9.0)%	12.0%

 Towers and Heavy Fabrications segment orders were significantly below the prior year quarter but included the first significant orders placed since the beginning of the inventory correction by our largest customer that commenced in the second quarter of 2017.  Towers and Heavy Fabrications segment revenues decreased by $32,110, from $48,895 during the three months ended March 31, 2017 due to a 64% reduction in towers sections sold and a  lower average sales price on the product mix sold. Partially offsetting the impact of the decrease in towers sections sold was an increase in the volume of Heavy Fabrications due primarily to the recovery in mining and other industrial markets.

Towers and Heavy Fabrications segment operating income decreased by $7,353, from income of $5,849 during the three months ended March 31, 2017, to a loss of $1,504 during the three months ended March 31, 2018.  The decrease was primarily attributable to lower production volumes, a less favorable product mix and start-up costs associated with increased production levels. This was partially offset by $1,325 of lower indirect labor, in addition to lower general overhead costs.  The operating margin decreased from 12.0% during the three months ended March 31, 2017, to a loss of 9.0% during the three months ended March 31, 2018.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Orders	$15,366	$7,319
Revenues	8,805	3,871
Operating loss	(626)	(1,531)
Operating margin	(7.1)%	(39.6)%

 Gearing segment orders increased $8,047 from the prior-year quarter, primarily due to continued strong demand from O&G and other industrial customers. As a result of the continued recovery in orders, revenue increased from $3,871 during the three months ended March 31, 2017, to $8,805 during the three months ended March 31, 2018.

The Gearing segment operating loss improved by $905, from $1,531 during the three months ended March 31, 2017, to $626 during the three months ended March 31, 2018. The operating loss narrowed as a result of the revenue increase, which was partially offset by increased scrap expenses and commission increases to support higher volumes. The operating margin improved based on the above items from (39.6%) during the three months ended March 31, 2017, to (7.1%) during the three months ended March 31, 2018.

Process Systems Segment

The following table summarizes the Process Systems segment operating results for the three months ended March 31, 2018:

	Three Months Ended
	March 31,
	2018	2017
Orders	$4,933	$3,615
Revenues	4,377	3,294
Operating loss	(893)	(822)
Operating margin	(20.4)%	(25.0)%

Process Systems segment orders increased $1,318 from the prior-year quarter, from $3,615 during the three months ended March 31, 2017, to $4,933 during the three months ended March 31, 2018. Process Systems segment revenues increased by $1,083, from $3,294 during the three months ended March 31, 2017, to $4,377 during the three months ended March 31, 2018 primarily due to the recovery in mining and other industrial markets.

The Process Systems segment operating loss increased by $71, from $822 during the three months ended March 31, 2017, to $893 during the three months ended March 31, 2018.  The operating margin improved from (25.0%) during the three months ended March 31, 2017, to (20.4%) during the three months ended March 31, 2018 primarily due to our product mix.

Corporate and Other

Corporate and Other expenses decreased by $379, from $1,893 during the three months ended March 31, 2017, to $1,514 during the three months ended March 31, 2018.  The decrease was primarily attributable to a reduction in incentive compensation expenses of $192 and a $137 reduction in salaries and benefits due to staffing changes.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2018, cash and cash equivalents and short-term investments totaled $26, a decrease of $52 from December 31, 2017.  Cash balances remain minimal as operating receipts and disbursements flow through our Credit Facility, which is in a drawn position. Total debt and capital lease obligations at March 31, 2018 totaled $21,181, including the $2,600 related to the NMTC Transaction,  which we believe will be forgiven at the completion of the term when the put is exercised in the third quarter of this year. We had the ability to borrow up to an additional $9,861 under the Credit Facility (as defined in Note 8 “Debt and Credit Agreements” in the notes to our condensed consolidated financial statements). We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances, the Credit Facility, additional equipment financing, and access to the public or private debt equity markets, including the option to raise capital from the sale of our securities under the Form S-3.

On January 29, 2018, we executed the Third Amendment to Loan and Security Agreement which waived the Fixed Charge Coverage Ratio Covenant as of December 31, 2017 and added new minimum EBITDA and capital expenditure covenants through June 30, 2018. Among other changes, the amendment also revised the Fixed Charge Coverage Ratio Covenant to be recalculated for future periods commencing with the quarter ending June 30, 2018.

On May 3, 2018, we executed the Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”), waiving our non-compliance with the minimum EBITDA covenant through March 31, 2018. The Fourth Amendment, among other changes, amends the minimum EBITDA thresholds and adjusts the definition of EBITDA to add back certain restructuring expenses.

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

Sources and Uses of Cash

Operating Cash Flows

During the three months ended March 31, 2018, net cash used in operating activities totaled $3,293, compared to net cash used in operating activities of $8,145 for the three months ended March 31, 2017.  The operating cash outflow improved versus the prior year despite lower operating income because in 2017 accounts receivable rose and customer deposits declined sharply during a period of high tower build activity. During the current year quarter, operational working capital was little changed as increased receivables and inventories were largely offset by increases in accounts payable and other current liabilities.

Investing Cash Flows

During the three months ended March 31, 2018, net cash used in investing activities totaled $229, compared to net cash used in investing activities of $16,747 during the three months ended March 31, 2017. The decrease in net cash used in investing activities as compared to the prior-year period was primarily due to the $16,659 cash paid for the Red Wolf acquisition and the $3,261 of investments in property and equipment in 2017 partially offset by the $3,171 liquidation of available-for-sale securities in 2017.

Financing Cash Flows

During the three months ended March 31, 2018, net cash provided by financing activities totaled $3,497, compared to net cash provided by financing activities of $6,380 for the three months ended March 31, 2017.  The decrease in net cash provided by financing activities as compared to the prior-year period was primarily due to the decrease of $2,810 borrowings from the Credit Facility during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Other

Included in Line of Credit, NMTC and other notes payable line item of our consolidated financial statements is $2,600 associated with the New Markets Tax Credit transaction described further in Note 16, “New Markets Tax Credit Transaction” in the notes to our consolidated financial statements. Additionally we entered into a $570 loan agreement with the Development Corporation of Abilene, of which $114 is included in Current maturities, long-term debt in the consolidated financial statements and $456 is included in Long-term debt, less current maturities. The loan is forgivable upon meeting and maintaining specific employment thresholds. In addition, we have outstanding notes payable for capital expenditures in the amount of $2,256 and $1,146 as of March 31, 2018 and December 31, 2017, respectively, with $1,189 and $804 included in the Line of Credit, NMTC and other notes payable line item as of March 31, 2018 and December 31, 2017, respectively. The outstanding notes payable have maturity dates of April 25, 2020,  February 1, 2021, and April 20, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions  with respect to the following: (i) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (ii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iii) our ability to continue to grow our business organically and through acquisitions; (iv) the sufficiency of our liquidity and alternate sources of funding, if necessary; (v) our ability to realize revenue from customer orders and backlog; (vi) our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (vii) the economy and the potential impact it may have on our business, including our customers; (viii) the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (ix) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (x) the effects of the change of administrations in the U.S. federal government; (xi) our ability to successfully integrate and operate the business of Red Wolf Company, LLC and to identify, negotiate and execute future acquisitions; and (xii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; and (xiii) the impact of future sales of our common stock or securities convertible into our common stock on our stock price.  These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual results to be materially different from the forward-looking statements including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and in subsequent filings,  including Item 1A of this Quarterly Report on Form 10-Q. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such are not required to provide information under this Item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is incorporated herein by reference to Note 12, “Legal Proceedings” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

Not Applicable

Item 6.Exhibits

The exhibits listed on the Exhibit Index following the signature page are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

Exhibit Number	Exhibit
10.1

Fourth Amendment to Loan and Security Agreement, dated May 3, 2018 among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., Red Wolf Company, LLC, and CIBC Bank USA*

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
101

The following financial information from this Form 10-Q of Broadwind Energy, Inc. for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND ENERGY, INC.

May 4, 2018	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
President, Chief Executive Officer
(Principal Executive Officer)
May 4, 2018	By:	/s/ Jason L. Bonfigt
Jason L. Bonfigt
Vice President, Chief Financial Officer (Principal Financial Officer)