Form 10-Q
period 2018-06-30
BROADWIND ENERGY, INC.
filed 2018-07-31
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of July 23, 2018: 15,470,708.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76	$78
Accounts receivable, net of allowance for doubtful accounts of $200 and $225 as of June 30, 2018 and December 31, 2017, respectively	17,901	13,644
Inventories, net	20,730	19,279
Prepaid expenses and other current assets	1,752	1,798
Current assets held for sale	579	580
Total current assets	41,038	35,379
LONG-TERM ASSETS:
Property and equipment, net	52,295	55,693
Goodwill	—	4,993
Other intangible assets, net	15,136	16,078
Other assets	184	207
TOTAL ASSETS	$108,653	$112,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, NMTC and other notes payable	$18,024	$14,138
Current maturities of long-term debt	—	114
Current portions of capital lease obligations	780	762
Accounts payable	15,661	11,756
Accrued liabilities	4,718	4,393
Customer deposits	8,652	9,791
Current liabilities held for sale	29	30
Total current liabilities	47,864	40,984
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	1,995	797
Long-term capital lease obligations, net of current portions	546	941
Other	2,303	3,557
Total long-term liabilities	4,844	5,295
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,744,645 and 15,480,299 shares issued as of June 30, 2018, and December 31, 2017, respectively	16	15
Treasury stock, at cost, 273,937 shares as of June 30, 2018 and December 31, 2017	(1,842)	(1,842)
Additional paid-in capital	380,832	380,005
Accumulated deficit	(323,061)	(312,107)
Total stockholders’ equity	55,945	66,071
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,653	$112,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$36,781	$43,362	$66,748	$99,422
Cost of sales	34,442	39,490	64,426	89,176
Restructuring	116	—	231	—
Gross profit	2,223	3,872	2,091	10,246
OPERATING EXPENSES:
Selling, general and administrative	2,495	3,917	6,393	8,337
Impairment charges	4,993	—	4,993	—
Intangible amortization	471	471	942	822
Restructuring	—	—	36	—
Total operating expenses	7,959	4,388	12,364	9,159
Operating (loss) income	(5,736)	(516)	(10,273)	1,087
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(352)	(217)	(650)	(356)
Other, net	(1)	29	(4)	29
Total other expense, net	(353)	(188)	(654)	(327)
Net (loss) income before benefit for income taxes	(6,089)	(704)	(10,927)	760
Benefit for income taxes	(6)	(16)	(33)	(5,034)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(6,083)	(688)	(10,894)	5,794
LOSS FROM DISCONTINUED OPERATIONS	(33)	(92)	(60)	(247)
NET (LOSS) INCOME	$(6,116)	$(780)	$(10,954)	$5,547
NET (LOSS) INCOME PER COMMON SHARE—BASIC:
(Loss) income from continuing operations	$(0.40)	$(0.05)	$(0.71)	$0.39
Loss from discontinued operations	0.00	0.00	0.00	(0.02)
Net (loss) income	$(0.40)	$(0.05)	$(0.71)	$0.37
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	15,421	15,014	15,339	14,972
NET (LOSS) INCOME PER COMMON SHARE—DILUTED:
(Loss) income from continuing operations	$(0.40)	$(0.05)	$(0.71)	$0.38
Loss from discontinued operations	0.00	0.00	0.00	(0.02)
Net (loss) income	$(0.40)	$(0.05)	$(0.71)	$0.36
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	15,421	15,014	15,339	15,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2016	15,175,767	$15	(273,937)	$(1,842)	$378,876	$(308,466)	$68,583
Stock issued for restricted stock	190,482	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	114,050	—	—	—	316	—	316
Share-based compensation	—	—	—	—	813	—	813
Net loss	—	—	—	—	—	(3,641)	(3,641)
BALANCE, December 31, 2017	15,480,299	$15	(273,937)	$(1,842)	$380,005	$(312,107)	$66,071
Stock issued for restricted stock	115,403	1	—	—	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	148,943	—	—	—	338	—	338
Share-based compensation	—	—	—	—	489	—	489
Net loss	—	—	—	—	—	(10,954)	(10,954)
BALANCE, June 30, 2018	15,744,645	$16	(273,937)	$(1,842)	$380,832	$(323,061)	$55,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,954)	$5,547
Loss from discontinued operations	(60)	(247)
(Loss) income from continuing operations	(10,894)	5,794
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	4,706	4,304
Deferred income taxes	(42)	(5,034)
Impairment charges	4,993	—
Stock-based compensation	489	462
Allowance for doubtful accounts	(25)	5
Common stock issued under defined contribution 401(k) plan	338	—
Gain on disposal of assets	—	(12)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(4,232)	(6,846)
Inventories	(1,003)	4,586
Prepaid expenses and other current assets	49	829
Accounts payable	4,823	(2,609)
Accrued liabilities	325	(3,177)
Customer deposits	(1,141)	(12,833)
Other non-current assets and liabilities	(1,179)	28
Net cash used in operating activities of continuing operations	(2,793)	(14,503)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition	—	(16,449)
Sales of available for sale securities	—	2,221
Maturities of available for sale securities	—	950
Purchases of property and equipment	(1,676)	(4,304)
Proceeds from disposals of property and equipment	—	67
Net cash used in investing activities of continuing operations	(1,676)	(17,515)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	66,985	96,565
Payments on line of credit	(63,200)	(82,852)
Proceeds from long-term debt	1,410	—
Payments on long-term debt	(313)	—
Principal payments on capital leases	(377)	(317)
Net cash provided by financing activities of continuing operations	4,505	13,396
DISCONTINUED OPERATIONS:
Operating cash flows	(38)	64
Net cash (used in) provided by discontinued operations	(38)	64
Add: Cash balance of discontinued operations, beginning of period	—	2
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2)	(18,556)
CASH AND CASH EQUIVALENTS beginning of the period	78	18,738
CASH AND CASH EQUIVALENTS end of the period	$76	$182
Supplemental cash flow information:
Interest paid	$537	$217
Income taxes paid	$84	$22
Non-cash activities:
Issuance of restricted stock grants	$489	$462
Contingent consideration related to business acquisition	$—	$2,534
Red Wolf acquisition:
Assets acquired	$—	$26,491
Liabilities assumed	$—	$7,508

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2018. The December 31, 2017 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

In February 2017, the Company acquired Red Wolf and formed the Process Systems segment. Consequently, the Company revised its segment presentation to include three reportable operating segments: Towers and Heavy Fabrications, Gearing and Process Systems. All current results have been presented to reflect this change. See Note 14, “Segment Reporting” of these condensed consolidated financial statements for further discussion of reportable segments.

There have been no material changes other than the adoption of Accounting Standards Updates (“ASU”) 2014-09 and 2015-14 described in Note 2 “Revenues” of these condensed consolidated financial statements, and ASU 2017-04 described in Note 13 “Recent Accounting Pronouncements” of these condensed consolidated financial statements in the Company’s significant accounting policies during the six months ended June 30, 2018 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Company Description

Through its subsidiaries, the Company provides technologically advanced high-value products to energy, mining and infrastructure sector customers, primarily in the United States of America (the “U.S.”). The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 57% of the Company’s revenue during the first six months of 2018.

The Company has diversified its operations to provide precision gearing, specialty fabrications, kitting and assemblies of industrial systems to a broad range of industrial customers for oil and gas (“O&G”), mining, steel, and other industrial applications.

Please refer to Note 18, “Restructuring” of these condensed consolidated financial statements for the discussion of the restructuring plan which the Company initiated in the first quarter of 2018. The Company has incurred a total of approximately $267 of net costs in the first six months of 2018 to implement this restructuring plan.

Liquidity

The Company meets its short term liquidity needs through cash generated from operations, its available cash balances,  the Credit Facility (as defined below), additional equipment financing, and access to the public or private debt equity markets, including the option to raise capital under the Company’s Form S-3 (as discussed below).

See Note 8, “Debt and Credit Agreements” of these condensed consolidated financial statements for a complete description of the Credit Facility and the Company’s other debt.

Total debt and capital lease obligations at June 30, 2018 totaled $21,345, which includes current outstanding debt and capital leases totaling $18,804. The current outstanding debt includes $14,516 outstanding under the Company’s revolving line of credit and $2,600 related to the New Markets Tax Credit Transaction (the “NMTC Transaction”). See Note 16 “New Markets Tax Credit Transaction” of these condensed consolidated financial statements for a complete description of the NMTC Transaction.

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

Management’s Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include revenue recognition, future tax rates, future cash flows, inventory reserves, warranty reserves, impairment of long-lived assets, allowance for doubtful accounts, workers’ compensation reserves, and health insurance reserves. Although these estimates are based upon management’s best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from these estimates.

NOTE 2 — REVENUES

On January 1, 2018, the Company adopted ASU 2014-09 and 2015-14, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606 while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605. Based on the Company’s contract evaluation, the Company determined there was no need to record any changes to the opening retained earnings due to the impact of adopting Topic 606. The adoption of Topic 606 did not have a material impact on the Company’s condensed consolidated financial statements.

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenues disaggregated by revenue source for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
Towers and Heavy Fabrications	$24,024	$34,327	$40,808	$83,222
Process Systems	4,148	2,964	8,525	6,258
Gearing	8,632	6,071	17,438	9,942
Eliminations	(23)	-	(23)	-
Consolidated	$36,781	$43,362	$66,748	$99,422

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

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

In most instances within the Company’s Towers and Heavy Fabrications segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. The Company recognizes revenue under these arrangements only when the buyer requests the arrangement, the ordered goods are segregated from inventory and not available to fill other orders, the goods must be currently ready for physical transfer to the customer, and the Company cannot have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

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

The Company does not disclose the value of the unsatisfied performance obligations for contracts with an original expected length of one year or less.

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic earnings per share calculation:
Net (loss) income	$(6,116)	$(780)	$(10,954)	$5,547
Weighted average number of common shares outstanding	15,420,704	15,013,768	15,339,420	14,971,796
Basic net (loss) income per share	$(0.40)	$(0.05)	$(0.71)	$0.37
Diluted earnings per share calculation:
Net (loss) income	$(6,116)	$(780)	$(10,954)	$5,547
Weighted average number of common shares outstanding	15,420,704	15,013,768	15,339,420	14,971,796
Common stock equivalents:
Stock options and non-vested stock awards (1)	—	—	—	350,305
Weighted average number of common shares outstanding	15,420,704	15,013,768	15,339,420	15,322,101
Diluted net (loss) income per share	$(0.40)	$(0.05)	$(0.71)	$0.36

(1)

Stock options and restricted stock units granted and outstanding of 942,378 as of June 30, 2018 are excluded from the computation of diluted earnings due to the anti dilutive effect as a result of the Company’s net loss for the six months ended June 30, 2018.

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

Results of Discontinued Operations

Results of operations for the Services segment, which are reflected as discontinued operations in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$—	$60	$1	$128
Cost of sales	(32)	(91)	(58)	(156)
Selling, general and administrative	(1)	(51)	(3)	(58)
Impairment of held for sale assets and liabilities and gain on sale of assets	—	(10)	—	(161)
Loss from discontinued operations	$(33)	$(92)	$(60)	$(247)

Assets and Liabilities Held for Sale

Services assets and liabilities classified as held for sale in the Company’s condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 include the following:

	June 30,	December 31,
	2018	2017
Assets:
Accounts receivable, net	$10	$11
Inventories, net	9	9
Total Assets Held For Sale Related To Discontinued Operations	$19	$20
Liabilities:
Accrued liabilities	$27	$27
Customer deposits and other current obligations	2	3
Total Liabilities Held For Sale Related To Discontinued Operations	$29	$30

NOTE 5 — INVENTORIES

The components of inventories as of June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30,	December 31,
	2018	2017
Raw materials	$12,985	$11,945
Work-in-process	6,611	6,305
Finished goods	3,789	3,538
	23,385	21,788
Less: Reserve for excess and obsolete inventory	(2,655)	(2,509)
Net inventories	$20,730	$19,279

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities. Goodwill is not amortized but is tested at least annually for impairment or more frequently whenever events or circumstances occur indicating that those assets might be impaired. The Company added $4,993 of goodwill as a result of the Red Wolf acquisition, which was included in the Process Systems segment. See Note 14, “Segment Reporting” of these condensed consolidated financial statements for further discussion of the Company’s segments.

During the second quarter of 2018, the Company identified triggering events associated with the release of Red Wolf’s final earn-out reserve, Red Wolf’s recent operating results, a reduction in their major customer’s performance and the delay of new initiatives being implemented. As a result, the Company evaluated the recoverability of the Red Wolf asset group. In accordance with GAAP, the Company compared the carrying value of the Red Wolf asset group to the forecast undiscounted cash flows associated with this asset group. Based on the analysis performed, the forecast undiscounted cash flows exceeded the carrying value and no impairment of this group was indicated or recorded.

The Company next assessed the fair value by comparing the carrying value of the Red Wolf reporting unit to the fair value of the Red Wolf reporting unit. The fair value was determined using significant unobservable inputs, or level 3 in the fair value hierarchy. The two main assumptions utilized in the forecast discounted cash flow analysis were the cash flows from operations and the weighted average cost of capital of 18.6%. Based on the analysis performed, the Company determined that the carrying amount of the reporting unit exceeded the fair value and recorded a $4,993 impairment charge in the second quarter. The Company utilized a third-party appraisal to validate the results of the analysis.

Other intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf in 2017. See Note 17, “Business Combinations” of these condensed consolidated financial statements for further discussion of the Red Wolf acquisition. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 5 to 10 years. The Company tests other intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During the second quarter of 2018, the Company continued to identify triggering events associated with the Gearing segment’s current period operating loss combined with its history of continued operating losses. As a result, the Company evaluated the recoverability of certain of its long-lived assets associated with the Gearing segment. Based upon the Company’s most recent impairment assessments, the Company utilized third-party appraisals and other estimates of the fair value of the Gearing asset group. The Company assumed that the assets would be exchanged in an orderly transaction between market participants and would represent the highest and best use of these assets. Based on the analysis, the Company determined that no impairment to this asset group was indicated as of June 30, 2018 and December 31, 2017.

As of June 30, 2018 and December 31, 2017, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	June 30, 2018					December 31, 2017
					Remaining				Remaining
					Weighted				Weighted
				Net	Average			Net	Average
	Cost	Accumulated	Impairment	Book	Amortization	Cost	Accumulated	Book	Amortization
	Basis	Amortization	Charge	Value	Period	Basis	Amortization	Value	Period
Goodwill and other intangible assets:
Goodwill	$4,993	$—	$(4,993)	$—		$4,993	$—	$4,993
Noncompete agreements	170	(40)	—	130	4.6	170	(26)	144	5.1
Customer relationships	15,979	(5,680)	—	10,299	7.5	15,979	(4,992)	10,987	8.0
Trade names	9,099	(4,392)	—	4,707	10.0	9,099	(4,152)	4,947	10.5
Other intangible assets	$25,248	$(10,112)	$—	$15,136	7.0	$25,248	$(9,170)	$16,078	8.8

As of June 30, 2018, estimated future amortization expense is as follows:

2018	$942
2019	1,884
2020	1,884
2021	1,884
2022	1,884
2023 and thereafter	6,658
Total	$15,136

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
Accrued payroll and benefits	$1,817	$1,797
Accrued property taxes	471	144
Income taxes payable	3	77
Accrued professional fees	43	40
Accrued warranty liability	593	581
Accrued self-insurance reserve	493	812
Accrued other	1,298	942
Total accrued liabilities	$4,718	$4,393

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
Line of credit	$14,516	$10,733
NMTC note payable	2,600	2,600
Other notes payable	2,333	1,146
Long-term debt	570	570
Less: Current portion	(18,024)	(14,252)
Long-term debt, net of current maturities	$1,995	$797

Credit Facility

On October 26, 2016, the Company established a $20,000 three-year secured revolving line of credit (the “Credit Facility”) with CIBC Bank USA (“CIBC”), formerly known as The PrivateBank and Trust Company, which was subsequently increased to $25,000 in March of 2017 with a Second Amendment to Loan and Security Agreement and an Amended and Restated Revolving Note. Under the Credit Facility, CIBC advances funds when requested against a borrowing base consisting of up to 85% of the face value of eligible accounts receivable of the Company, up to 50% of the book value of eligible inventory of the Company and up to 50% of the appraised value of eligible machinery, equipment and certain real property up to $10,000. Borrowings under the Credit Facility bear interest at a per annum rate equal to the applicable London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.25% to 3.00%, or the applicable base rate plus a margin ranging from 0.00% to 1.00%, both of which are based on the Company’s trailing twelve-month adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, share-based payments, restructuring costs, and intangible impairments). The Company also pays an unused facility fee to CIBC equal to 0.50% per annum on the unused portion of the Credit Facility, along with other standard fees. The Credit Facility contains customary representations and warranties. It also contains a requirement that the Company, on a consolidated basis, maintain a minimum Fixed Charge Coverage Ratio Covenant, along with other customary restrictive covenants. The obligations under the Credit Facility are secured by, subject to certain exclusions, (i) a first priority security interest in all accounts receivable, inventory, equipment, cash and investment property of the Company, and (ii) a mortgage on the Company’s Abilene, Texas tower facility.

On January 29, 2018, the Company executed the Third Amendment to Loan and Security Agreement waiving the Company’s non-compliance with the Fixed Charge Coverage Ratio as of December 31, 2017 and, among other changes, added new minimum monthly EBITDA and capital expenditure covenants through June 30, 2018. The amendment also revised the Fixed Charge Coverage Ratio Covenant to be recalculated commencing with the quarter ending June 30, 2018.

On May 3, 2018, the Company executed the Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”), waiving the Company’s non-compliance with the minimum EBITDA covenant through March 31, 2018. The Fourth Amendment, among other changes, amends the minimum EBITDA thresholds for the period ending June 30, 2018 and adjusts the definition of EBITDA to add back certain restructuring expenses.

As of June 30, 2018, there was $14,516 of outstanding indebtedness under the Credit Facility, with the ability to borrow an additional $9,634 under the Credit Facility.

Other

Included in Line of Credit, NMTC (as defined below) and other notes payable line item of the Company’s consolidated financial statements is $2,600 associated with the NMTC Transaction described further in Note 16, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements. Additionally, the Company has entered into a $570 loan agreement with the Development Corporation of Abilene which is included in Long-term debt, less current maturities. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. In addition, the Company has outstanding notes payable for capital expenditures in the amount of $2,333 and $1,146 as of June 30, 2018 and December 31, 2017, respectively, with $907 and $804 included in the Line of Credit, NMTC and other notes payable line item as of June 30, 2018 and December 31, 2017, respectively. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates of April 25, 2020, March 25, 2021, February 1, 2021 and May 25, 2021.

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

The following tables represent the fair values of the Company’s financial assets as of June 30, 2018 and December 31, 2017:

	June 30, 2018
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

The carrying value of the land and building comprising one of Brad Foote’s facilities located in Cicero, Illinois (the “Cicero Avenue Facility”) of $560 reflects the expected proceeds associated with selling this facility. During 2017, the Company reclassified the Cicero Avenue Facility as Assets Held for Sale upon completion of general site remediation activities. See Note 15, “Commitments and Contingencies” of these condensed consolidated financial statements for additional detail of the Cicero Avenue Facility.

Following the Board’s approval of a plan to divest the Company’s Services segment, the Company has been able to evaluate the value of the segment’s assets on the open market; therefore, the Company has utilized this measurement to determine the fair value of the Services segment assets.

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of June 30, 2018, the Company has a full valuation allowance recorded against deferred tax assets. During the six months ended June 30, 2018, the Company recorded a benefit for income taxes of $33, compared to a benefit for income taxes of $5,034 during the six months ended June 30, 2017. The income tax benefit during the six months ended June 30, 2017 included an income tax benefit of $5,060 from the partial release of the valuation allowance, net of Red Wolf’s current state taxes, resulting from the consolidation of the Company’s deferred tax assets with Red Wolf’s deferred tax liabilities upon acquisition.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate; (2) eliminating the corporate alternative minimum tax; (3) creating a new limitation on deductible interest expense; and (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. In connection with the Tax Act, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law.

The Company files income tax returns in U.S. federal and state jurisdictions. As of June 30, 2018, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2017, the Company had net operating loss (“NOL”) carryforwards of $227,871 expiring in various years through 2037.

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

As of June 30, 2018, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of June 30, 2018.

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

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. As of June 30, 2018, the Company had reserved 25,233 shares for issuance upon the exercise of stock options outstanding and no shares for issuance upon the vesting of restricted stock unit (“RSU”) awards outstanding. As of June 30, 2018, 253,659 shares of common stock reserved for stock options and RSU awards under the 2007 EIP had been issued in the form of common stock.

2012 Equity Incentive Plan

The Company has granted incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2012 Equity Incentive Plan (the “2012 EIP”), which was approved by the Board in March 2012 and by the Company’s stockholders in May 2012.

The 2012 EIP reserved 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of June 30, 2018, the Company had reserved 37,205 shares for issuance upon the exercise of stock options outstanding and no shares for issuance upon the vesting of RSU awards outstanding. As of June 30, 2018, 635,089 shares of common stock reserved for stock options and RSU awards under the 2012 EIP had been issued in the form of common stock.

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

The 2015 EIP reserves 1,100,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of June 30, 2018, the Company had reserved 879,940 shares for issuance upon the vesting of RSU awards outstanding. As of June 30, 2018, 302,360 shares of common stock reserved for RSU awards under the 2015 EIP had been issued in the form of common stock.

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

The following table summarizes stock option activity during the six months ended June 30, 2018 under the Equity Incentive Plans, as follows:

		Weighted Average
	Options	Exercise Price
Outstanding as of December 31, 2017	67,188	$24.65
Expired	(4,750)	$111.42
Outstanding as of June 30, 2018	62,438	$18.05
Exercisable as of June 30, 2018	62,438	$18.05

The following table summarizes RSU activity during the six months ended June 30, 2018 under the Equity Incentive Plans, as follows:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2017	512,142	$4.57
Granted	556,944	$2.43
Vested	(141,231)	$4.56
Forfeited	(47,915)	$3.99
Unvested as of June 30, 2018	879,940	$3.25

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of the price of the Company’s stock over the expected life of the awards and actual and projected stock option exercise behavior. No stock options were granted during the six months ended June 30, 2018.

The Company utilized a forfeiture rate of 25% during the six months ended June 30, 2018 and 2017 for estimating the forfeitures of equity compensation granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017, as follows:

	Six Months Ended June 30,
	2018	2017
Share-based compensation expense:
Cost of sales	$61	$60
Selling, general and administrative	428	402
Net effect of share-based compensation expense on net income	$489	$462
Reduction in earnings per share:
Basic earnings per share	$0.03	$0.03

Diluted earnings per share	$0.03	$0.03

As of June 30, 2018, the Company estimates that pre-tax compensation expense for all unvested share-based awards, including both stock options and RSUs, in the amount of approximately $1,640 will be recognized through 2020. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. This ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current guidance. In addition, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business. The amendments in this ASU provide a screen to determine when a set (group of assets and activities) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. This ASU became effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this ASU had no material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the test for goodwill impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2, which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill, from the goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This ASU will be effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this ASU during the second quarter of 2018 and recorded a $4,993 impairment charge as discussed in Note 6 “Goodwill and Other Intangible Assets” of the Company’s condensed consolidated financial statements.

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

Towers and Heavy Fabrications

The Company manufactures towers for wind turbines, specifically the large and heavier wind towers that are designed for multiple megawatt (“MW”) wind turbines, as well as heavy fabrications for mining and other industrial customers. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 550 towers, sufficient to support turbines generating more than 1,100 MW of power.

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

Summary financial information by reportable segment for the three and six months ended June 30, 2018 and 2017 is as follows:

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2018
Revenues from external customers	$24,001	$8,632	$4,148	$—	$—	$36,781
Intersegment revenues	23	—	—	—	(23)	—
Net revenues	24,024	8,632	4,148	—	(23)	36,781
Operating profit (loss)	724	(662)	(5,772)	(26)	—	(5,736)
Depreciation and amortization	1,280	586	423	60	—	2,349
Capital expenditures	1,198	247	—	2	—	1,447

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2017
Revenues from external customers	$34,327	$6,071	$2,964	$—	$—	$43,362
Operating profit (loss)	2,801	(634)	(1,099)	(1,584)	—	(516)
Depreciation and amortization	1,070	612	468	53	—	2,203
Capital expenditures	729	132	138	44	—	1,043

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2018
Revenues from external customers	$40,785	$17,438	$8,525	$—	$—	$66,748
Intersegment revenues	23	—	—	—	(23)	—
Net revenues	40,808	17,438	8,525	—	(23)	66,748
Operating (loss)	(780)	(1,288)	(6,664)	(1,541)	—	(10,273)
Depreciation and amortization	2,537	1,176	874	119	—	4,706
Capital expenditures	1,198	467	—	11	—	1,676

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2017
Revenues from external customers	$83,222	$9,942	$6,258	$—	$—	$99,422
Operating profit (loss)	8,649	(2,165)	(1,921)	(3,476)	—	1,087
Depreciation and amortization	2,161	1,238	801	104	—	4,304
Capital expenditures	3,389	332	410	173	—	4,304

	Total Assets as of
	June 30,	December 31,
Segments:	2018	2017
Towers and Heavy Fabrications	$34,717	$27,958
Gearing	34,870	37,456
Process Systems	21,201	26,442
Assets held for sale	579	580
Corporate	251,370	249,326
Eliminations	(234,084)	(229,412)
	$108,653	$112,350

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

Warranty Liability

The Company provides warranty terms that range from one to five years for various products supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of June 30, 2018 and 2017, estimated product warranty liability was $593 and $592, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the six months ended June 30, 2018 and 2017 were as follows:

	For the Six Months Ended June 30,
	2018	2017
Balance, beginning of period	$581	$671
Addition to (reduction of) warranty reserve	15	(89)
Warranty claims	(3)	10
Balance, end of period	$593	$592

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the six months ended June 30, 2018 and 2017 consisted of the following:

	For the Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$225	$145
(Recoveries) bad debt expense	(12)	48
Write-offs	(13)	—
Balance at end of period	$200	$193

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of June 30, 2018 or December 31, 2017.

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, the Company began to self-insure for its workers’ compensation liabilities, including reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. The Company takes into account claims incurred but not reported when determining its workers’ compensation reserves. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. Although the Company entered into a guaranteed cost program at the beginning of the third quarter of 2016, the Company maintained a liability for the trailing claims from the self-insured policy. As of June 30, 2018 and December 31, 2017, the Company had $493 and $812, respectively, accrued for self-insured workers’ compensation liabilities.

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

See Note 16, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements for a discussion of a strategic financing transaction, the NMTC Transaction, which originally related to the Company’s drivetrain service center in Abilene, Texas (the “Abilene Gearbox Facility”), and was amended in August 2015 to also include the activities of the Company’s heavy industries business conducted at the same location in Abilene, Texas (the “Abilene Heavy Industries Facility”). The Abilene Gearbox Facility focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing. The Abilene Heavy Industries Facility focuses on heavy fabrications and assembly for industries including those related to compressed natural gas distribution. Pursuant to the NMTC Transaction, the gross loan and investment in the Abilene Heavy Industries Facility and the Abilene Gearbox Facility of $10,000 is expected to generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One, National Association (“Capital One”). The Abilene Heavy Industries Facility and/or the Abilene Gearbox Facility must operate and remain in compliance with the terms and conditions of the NMTC Transaction during the seven-year compliance period ending in the third quarter of 2018, or the Company may be liable for the recapture of $3,900 in tax credits to which Capital One is otherwise entitled. The Company does not anticipate any credit recaptures will be required in connection with the NMTC Transaction. The NMTC Transaction was forgiven subsequent to June 30, 2018.

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

The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company’s condensed consolidated balance sheet as of June 30, 2018. The NMTC Transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Capital One’s interest in the third quarter of 2018. Capital One may exercise an option to put its investment to the Company and receive $130 from the Company at that time. If Capital One does not exercise its put option, the Company can exercise a call option at the then fair market value of the call. The Company expects that Capital One will exercise the put option at the end of the tax credit recapture period. The Capital One contribution, other than the amount allocated to the put obligation, will be recognized as income only after the put/call is exercised and when Capital One has no ongoing interest. However, there is no legal obligation for Capital One to exercise the put, and the Company has attributed only an insignificant value to the put option included in this transaction structure.

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

The $262 of issue costs paid to third parties in connection with the NMTC Transaction are recorded as prepaid expenses, and are being amortized over the expected seven year term of the NMTC arrangement. Capital One’s net contribution of $2,600 is included in Line of Credit,  NMTC and other notes payable in the condensed consolidated balance sheet. Incremental costs to maintain the transaction structure during the compliance period are recognized as they are incurred. The NMTC Transaction was forgiven subsequent to June 30, 2018.

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

The purchase price of the transaction totaled $18,983 net of working capital adjustments that occurred after the acquisition date. The purchase price includes $16,449 which was paid in cash and $2,534 which was the expected value of contingent future earn-out payments. The contingent consideration arrangement requires the Company to pay the former owners of Red Wolf a payout if Red Wolf achieves a targeted profitability benchmark. The potential undiscounted amount of all future payments that the Company could have been required to make under the contingent consideration arrangement was between $0 and $9,900. Annual earn-out payments may not exceed $4,950. The fair value of the contingent consideration arrangement of $2,534 was estimated by using a Monte Carlo simulation. Key assumptions include a short-term weighted average cost of capital of 15% and historical volatility of public company comparables. The fair value of the contingent consideration arrangement was determined using significant unobservable inputs, or level 3 in the fair value hierarchy.

During the third quarter of 2017, the Company released $1,394 of this contingency into operating income because management determined that Red Wolf’s full-year financial performance during the first year of ownership by the Company was unlikely to meet the threshold required to pay the first installment of the contingent earn-out. During the second quarter of 2018, the Company released the final contingent earn-out liability of $1,140 into operating income as the Company does not expect Red Wolf to achieve the targeted profitability benchmark for the second year of ownership. The release of the earn-out is reflected in the selling, general, and administrative line item of these condensed consolidated statements of operations.

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

The allocation of the purchase price is based on valuations performed to determine the fair value of such assets and liabilities as of the acquisition date. The acquired noncompete agreements, customer relationships, and trade names have weighted average amortization periods of 6.0 years, 9.0 years, and 14.0 years, respectively, and the total weighted average life of the acquired intangible assets is 9.4 years. Goodwill from this transaction has been allocated to the Company’s Process Systems segment.

NOTE 18 — RESTRUCTURING

During the first quarter of 2018, the Company conducted a review of its business strategies and product plans given the outlook of the industries it serves and its business environment. As a result, the Company began to execute a restructuring plan to rationalize its facility capacity and management structure, and to consolidate and increase the efficiencies of its Abilene operations. Management has decided to exit the CNG and Fabrication Manufacturing location in Abilene as soon as it fully complies with the requirements established as part of the NMTC Transaction agreement and consolidate these manufacturing activities into other locations. The NMTC Transaction agreement requires operations to remain at that facility until at least July

2018 and the Company expects to vacate the facility by the end of 2018. All remaining costs associated with this facility will be recorded as restructuring expenses going forward. All costs will be incurred solely within the Process Systems segment.

The Company expects to incur restructuring costs associated with the restructuring plan totaling an estimated $738, of which $267 has been incurred to date.  The Company anticipates annual cost savings going forward of approximately $575 in facility expenses related to the restructuring.

The Company’s total net restructuring charges for the six months ended June 30, 2018, in addition to the total projected restructuring costs, consist of the following:

	Three Months Ended	Six Months Ended	Total
	June 30, 2018	June 30, 2018	Projected
Cost of sales:
Facility costs	$64	$146	$270
Moving and remediation	1	1	176
Salary and severance	—	17	17
Depreciation	51	67	239
Total cost of sales	116	231	702
Selling, general, and administrative expenses:
Salary and severance	—	36	36
Total selling, general, and administrative expenses	—	36	36
Grand Total	$116	$267	$738

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

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

Second Quarter Overview

We booked $18,602 in new orders in the second quarter of 2018, up 6% from $17,566 in the second quarter of 2017. The increase in orders was driven by increased towers orders, which vary quarter to quarter, partially offset by decreased Gearing and Process Systems orders. Gearing orders decreased by $5,496 to $6,148 in orders as a result of certain oil and gas (“O&G”) customers ordering ahead in the first quarter of 2018 to secure production slots for late 2018 in response to increasing input costs and extending material lead times. Our Process Systems segment had $2,983 in orders in the second quarter of 2018, a decrease of $1,461 over the second quarter of 2017 primarily due to lower customer demand for natural gas turbine content.

We recognized revenue of $36,781 in the second quarter of 2018, down from revenue of $43,362 in the second quarter of 2017. The Towers and Heavy Fabrications segment revenues decrease was due to a 24% decrease in tower sections sold and a lower average sales price on the product mix sold. Gearing segment revenues were up $2,561 or 42%, as a result of the recovery in the O&G market. The Process Systems segment recognized revenue of $4,148 as compared to $2,964 in the prior quarter period due primarily to increased activity levels within mining and industrial markets.

We reported a net loss of $6,116 or $0.40 per share in the second quarter of 2018, compared to a net loss of $780 or $0.05 per share in the second quarter of 2017. The change in earnings was due primarily to the $4,993 goodwill impairment loss, lower tower sections sold, and lower average sales price on the product mix sold partially offset by productivity improvements in Towers and Heavy Fabrications and a $1,140 reversal of the final Red Wolf earn-out reserve.

During the first quarter of 2018, we conducted a review of our business strategies and product plans given the outlook of the industries we serve and our business environment. As a result, we executed a restructuring plan to rationalize our facility capacity and management structure, and to consolidate and increase the efficiencies in our Abilene operations. We have decided to exit the market for natural gas compression units and transfer remaining operations from a leased facility into other production locations. We expect to vacate the facility by the end of 2018 (following the expiration of the New Markets Tax Credit Transaction compliance period). All remaining costs associated with this facility will be recorded as restructuring expenses going forward. All costs will be incurred solely within the Process Systems segment. We expect to incur restructuring costs associated with the restructuring plan totaling an estimated $738, of which $267 has been incurred to date. We anticipate annual cost savings going forward of approximately $575 in facility expenses related to the restructuring.

RESULTS OF OPERATIONS

Three months ended June 30, 2018, Compared to Three months ended June 30, 2017

The Condensed Consolidated Statement of Operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

	Three Months Ended June 30,				2018 vs. 2017
		% of Total		% of Total
	2018	Revenue	2017	Revenue	$ Change	% Change
Revenues	$36,781	100.0%	$43,362	100.0%	$(6,581)	(15.2)%
Cost of sales	34,442	93.6%	39,490	91.1%	(5,048)	(12.8)%
Restructuring	116	0.3%	—	—%	116	100.0%
Gross profit	2,223	6.0%	3,872	8.9%	(1,649)	(42.6)%
Operating expenses
Selling, general and administrative expenses	2,495	6.8%	3,917	9.0%	(1,422)	(36.3)%
Impairment charges	4,993	13.6%	—	—%	4,993	100.0%
Intangible amortization	471	1.3%	471	1.1%	—	—%
Total operating expenses	7,959	21.6%	4,388	10.1%	3,571	81.4%
Operating loss	(5,736)	(15.6)%	(516)	(1.2)%	(5,220)	(1,011.6)%
Other expense
Interest expense, net	(352)	(1.0)%	(217)	(0.5)%	(135)	(62.2)%
Other, net	(1)	(0.0)%	29	0.1%	(30)	(103.4)%
Total other expense, net	(353)	(1.0)%	(188)	(0.4)%	(165)	(87.8)%
Net loss before benefit for income taxes	(6,089)	(16.6)%	(704)	(1.6)%	(5,385)	(764.9)%
Benefit for income taxes	(6)	(0.0)%	(16)	(0.0)%	10	62.5%
Loss from continuing operations	(6,083)	(16.5)%	(688)	(1.6)%	(5,395)	(784.2)%
Loss from discontinued operations	(33)	(0.1)%	(92)	(0.2)%	59	64.1%
Net loss	$(6,116)	(16.6)%	$(780)	(1.8)%	$(5,336)	(684.1)%

Consolidated

Revenues decreased from $43,362 during the three months ended June 30, 2017, to $36,781 during the three months ended June 30, 2018. Lower sales in our Towers and Heavy Fabrications segment of $10,303 were partially offset by the  higher sales in the Gearing segment of $2,561 and higher sales in the Process Systems segment of $1,184. The Towers and Heavy Fabrications segment revenue decrease was due primarily to a 24% decrease in towers sections sold. Gearing segment revenues increased due to improved order intake in the second half of 2017, primarily resulting from the recovery in demand from O&G customers.

Gross profit decreased by $1,649, from $3,872 during the three months ended June 30, 2017, to $2,223 during the three months ended June 30, 2018. Gross margin decreased from 8.9% during the three months ended June 30, 2017, to 6.0% during the three months ended June 30, 2018.  The decrease in gross profit was primarily attributable to a 24% reduction in towers sections sold and lower capacity utilization partially offset by productivity improvements and a recovery in mining and industrial markets.

Operating expenses increased from $4,388 during the three months ended June 30, 2017, to $7,959 during the three months ended June 30, 2018. The increase was attributable primarily due to the impairment charge of $4,993 and higher commission expenses associated with higher Gearing revenue, partially offset by the $1,140 reversal of the Red Wolf earn-out reserve, and a reduction in selling, general, and administrative (“SG&A”) salaries and benefits of $518 in response to lower revenue levels. Operating expenses as a percentage of sales increased from 10.1% in the prior-year quarter to 21.6% in the current-year quarter.

Loss from continuing operations increased from $688 during the three months ended June 30, 2017, to $6,083 during the three months ended June 30, 2018, as a result of the $4,993 non-cash impairment charge and the other factors described above.

Net loss increased from $780 during the three months ended June 30, 2017, to $6,116 during the three months ended June 30, 2018, as a result of the factors described above.

Towers and Heavy Fabrications Segment

The following table summarizes the Towers and Heavy Fabrications segment operating results for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
	2018	2017
Orders	$9,471	$1,478
Revenues	24,024	34,327
Operating income	724	2,801
Operating margin	3.0%	8.2%

 Towers and Heavy Fabrications segment orders were higher than the prior year quarter due to an increase in mining and industrial demand and the absence of any significant towers orders in the prior year. Towers and Heavy Fabrications segment revenues decreased by $10,303, from $34,327 during the three months ended June 30, 2017 due to a 24% reduction in towers sections sold and a lower average sales price on the product mix sold.

Towers and Heavy Fabrications segment operating income decreased by $2,077, from $2,801 during the three months ended June 30, 2017, to $724 during the three months ended June 30, 2018.  The decrease was primarily attributable to lower tower production volumes and a lower average sales price based on the product mix sold. This decrease was partially offset by productivity improvements in both plants, as well as a reduction of $984 of manufacturing overhead and operating expenses in response to lower production levels. The operating margin decreased from 8.2% during the three months ended June 30, 2017, to 3.0% during the three months ended June 30, 2018.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
	2018	2017
Orders	$6,148	$11,644
Revenues	8,632	6,071
Operating loss	(662)	(634)
Operating margin	(7.7)%	(10.4)%

 Gearing segment orders decreased $5,496 due in part to higher order levels in the prior year quarter as O&G demand rapidly increased and as a result of increased orders in the first quarter of 2018, as certain customers secured production slots and material pricing in response to increasing input costs and extending material lead times. As a result of the O&G market recovery, revenue increased from $6,071 during the three months ended June 30, 2017, to $8,632 during the three months ended June 30, 2018.

The Gearing segment operating loss increased by $28, from $634 during the three months ended June 30, 2017, to $662 during the three months ended June 30, 2018. The operating loss increased despite the impact of increased volumes as a result of general manufacturing inefficiencies and higher commission expenses. The operating margin decreased based on the above items from (10.4%) during the three months ended June 30, 2017, to (7.7%) during the three months ended June 30, 2018.

Process Systems Segment

The following table summarizes the Process Systems segment operating results for the three months ended June 30, 2018:

	Three Months Ended
	June 30,
	2018	2017
Orders	$2,983	$4,444
Revenues	4,148	2,964
Impairment charges	4,993	-
Operating loss	(5,772)	(1,099)
Operating margin	(139.2)%	(37.1)%

Process Systems segment orders decreased $1,461, from $4,444 during the three months ended June 30, 2017, to $2,983 during the three months ended June 30, 2018. The decrease in orders is due to lower customer demand for natural gas turbine content.

Process Systems segment revenues increased by $1,184, from $2,964 during the three months ended June 30, 2017, to $4,148 during the three months ended June 30, 2018 primarily due to increased sales within mining and industrial markets.

The Process Systems segment operating loss increased by $4,673, from $1,099 during the three months ended June 30, 2017, to $5,772 during the three months ended June 30, 2018 primarily due to the $4,993 impairment charge resulting from the write-off of goodwill. Partially offsetting the impairment loss was the increase in mining and other industrial activity. The operating margin decreased from (37.1%) during the three months ended June 30, 2017, to (139.2%) during the three months ended June 30, 2018.

Corporate and Other

Corporate and Other expenses decreased by $1,558, from $1,584 during the three months ended June 30, 2017, to $26 during the three months ended June 30, 2018. The decrease was primarily attributable to the reversal of the accrued Red Wolf earn-out reserve of $1,140, a reduction in professional expenses of $121, and salaries and benefits expense being $219 lower.

Six months ended June 30, 2018, Compared to Six months ended June 30, 2017

The Condensed Consolidated Statement of Operations table below should be read in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

	Six Months Ended June 30,				2018 vs. 2017
		% of Total		% of Total
	2018	Revenue	2017	Revenue	$ Change	% Change
Revenues	$66,748	100.0%	$99,422	100.0%	$(32,674)	(32.9)%
Cost of sales	64,426	96.5%	89,176	89.7%	(24,750)	(27.8)%
Restructuring	231	0.3%	—	—%	231	100.0%
Gross profit	2,091	3.1%	10,246	10.3%	(8,155)	(79.6)%
Operating expenses
Selling, general and administrative expenses	6,393	9.6%	8,337	8.4%	(1,944)	(23.3)%
Impairment charges	4,993	7.5%	—	—%	4,993	100.0%
Intangible amortization	942	1.4%	822	0.8%	120	14.6%
Restructuring	36	0.1%	—	—%	36	100.0%
Total operating expenses	12,364	18.5%	9,159	9.2%	3,205	35.0%
Operating (loss) income	(10,273)	(15.4)%	1,087	1.1%	(11,360)	(1,045.1)%
Other (expense) income
Interest expense, net	(650)	(1.0)%	(356)	(0.4)%	(294)	(82.6)%
Other, net	(4)	(0.0)%	29	0.0%	(33)	(113.8)%
Total other expense, net	(654)	(1.0)%	(327)	(0.3)%	(327)	(100.0)%

Net (loss) income before benefit for income taxes	(10,927)	(16.4)%	760	0.8%	(11,687)	(1,537.8)%
Benefit for income taxes	(33)	(0.0)%	(5,034)	(5.1)%	5,001	99.3%
Income (loss) from continuing operations	(10,894)	(16.3)%	5,794	5.8%	(16,688)	(288.0)%
Loss from discontinued operations, net of tax	(60)	(0.1)%	(247)	(0.2)%	187	75.7%
Net (loss) income	$(10,954)	(16.4)%	$5,547	5.6%	$(16,501)	(297.5)%

Consolidated

Revenues decreased from $99,422 during the six months ended June 30, 2017, to $66,748 during the six months ended June 30, 2018. Lower sales in our Towers and Heavy Fabrications segment of $42,414 were partially offset by the  higher sales in the Gearing segment of $7,496 and higher sales in the Process Systems segment of $2,267. The Towers and Heavy Fabrications segment revenue decrease was due primarily to a 48% decrease in towers sections sold and a lower average sales price on the product mix sold. Partially offsetting the impact of the decrease in towers sections sold was an increase in the volume of Heavy Fabrications due primarily to the recovery in mining and other industrial markets. Gearing segment revenues increased due to improved order intake in the second half of 2017, primarily resulting from the recovery in demand from O&G customers.

Gross profit decreased by $8,155, from $10,246 during the six months ended June 30, 2017, to $2,091 during the six months ended June 30, 2018. Gross margin decreased from 10.3% during the six months ended June 30, 2017, to 3.1% during the six months ended June 30, 2018.  The decrease in gross profit was primarily attributable to low capacity utilization in the tower plants following a near shutdown at year end 2017 as our major customer rebalanced inventories. This decrease was partially offset by a $978 improvement in gross profit in our Gearing segment due to higher revenues.

Operating expenses increased from $9,159 during the six months ended June 30, 2017, to $12,364 during the six months ended June 30, 2018. The increase was primarily attributable to the $4,993 impairment charge recognized during the second quarter of 2018 and $302 of higher commission expenses associated with higher Gearing revenue. This was partially offset by the reversal of the Red Wolf earn-out reserve of $1,140 as well as a reduction in SG&A salaries and benefits of $743 in response to lower activity levels compared to the prior year period. Operating expenses as a percentage of sales increased from 9.2% in the first two quarters of 2017 to 18.5% in the first two quarters of 2018.

Income from continuing operations decreased from income of $5,794 during the six months ended June 30, 2017, to a loss of $10,894 during the six months ended June 30, 2018, as a result of the factors described above.

Net income decreased from $5,547 during the six months ended June 30, 2017, to a net loss of $10,954 during the six months ended June 30, 2018, as a result of the factors described above, and the absence of a $5,018 benefit from income taxes in the prior year due to the release of a portion of the tax provision related to the acquisition of Red Wolf.

Towers and Heavy Fabrications Segment

The following table summarizes the Towers and Heavy Fabrications segment operating results for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017
Orders	$17,313	$30,567
Revenues	40,808	83,222
Operating (loss) income	(780)	8,649
Operating margin	(1.9)%	10.4%

Towers and Heavy Fabrications segment orders were significantly below the first two quarters in 2017 but included the first significant orders placed since the beginning of the inventory correction by our largest customer that commenced in the second quarter of 2017. Towers and Heavy Fabrications segment revenues decreased by $42,414, from $83,222 during the six months ended June 30, 2017 due to a 48% reduction in towers sections sold and a lower average sales price on the product mix sold. Partially offsetting the impact of the decrease in towers sections sold was an increase in the volume of Heavy Fabrications due primarily to the recovery in mining and other industrial markets and management’s focus on diversification of customers and product.

Towers and Heavy Fabrications segment operating income decreased by $9,429, from income of $8,649 during the six months ended June 30, 2017, to a loss of $780 during the six months ended June 30, 2018.  The decrease was primarily attributable to lower tower production volumes, a less favorable product mix and start-up costs associated with increased production levels as we ramped up activity during the first quarter following a near shutdown in late 2017. This was partially offset by a reduction in manufacturing overhead and productivity improvements. The operating margin decreased from 10.4% during the six months ended June 30, 2017, to a loss of 1.9% during the six months ended June 30, 2018.

Gearing Segment

The following table summarizes the Gearing segment operating results for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017
Orders	$21,514	$18,963
Revenues	17,438	9,942
Operating loss	(1,288)	(2,165)
Operating margin	(7.4)%	(21.8)%

Gearing segment orders increased $2,551 from the six months ended June 30, 2017, primarily due to the recovery in demand from O&G and mining customers. As a result of the recovery in order intake that began in the prior year, revenue increased from $9,942 during the six months ended June 30, 2017, to $17,438 during the six months ended June 30, 2018.

The Gearing segment operating loss improved by $877, from $2,165 during the six months ended June 30, 2017, to $1,288 during the six months ended June 30, 2018. The operating loss narrowed as a result of the revenue increase, which was partially offset by supply chain disruptions and general manufacturing inefficiencies and increased commissions to support higher volumes. The operating margin improved based on the above items from (21.8%) during the six months ended June 30, 2017, to (7.4%) during the six months ended June 30, 2018.

Process Systems Segment

The following table summarizes the Process Systems segment operating results for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017
Orders	$7,916	$8,058
Revenues	8,525	6,258
Impairment charges	4,993	-
Operating loss	(6,664)	(1,921)
Operating margin	(78.2)%	(30.7)

Process Systems segment orders decreased $142 from $8,058 during the six months ended June 30, 2017, to $7,916 during the six months ended June 30, 2018 due to weaker natural gas turbine component demand, partially offset by higher demand for mining and oil and gas fabrications. Process Systems segment revenues increased by $2,267, from $6,258 during the six months ended June 30, 2017, to $8,525 during the six months ended June 30, 2018 primarily due to the recovery in mining and other industrial markets.

The Process Systems segment operating loss increased by $4,743, from $1,921 during the six months ended June 30, 2017, to $6,664 during the six months ended June 30, 2018 primarily due to the $4,993 impairment charge resulting from the write-off of goodwill. The operating margin decreased from (30.7%) during the six months ended June 30, 2017, to (78.2%) during the six months ended June 30, 2018.

Corporate and Other

Corporate and Other expenses decreased by $1,935, from $3,476 during the six months ended June 30, 2017, to $1,541 during the six months ended June 30, 2018. The decrease was primarily attributable to the reversal of the accrued Red Wolf earn-out reserve of $1,140 and salaries and benefits expense being $356 lower.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2018, cash and cash equivalents totaled $76, in line with the $78 balance as of December 31, 2017. Cash balances remain minimal as operating receipts and disbursements flow through our Credit Facility, which is in a drawn position. Total debt and capital lease obligations at June 30, 2018 totaled $21,345, including the $2,600 related to the New

Markets Tax Credit Transaction, which was forgiven subsequent to June 30, 2018. We had the ability to borrow up to an additional $9,634 under the Credit Facility (as defined in Note 8 “Debt and Credit Agreements” in the notes to our condensed consolidated financial statements). We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances, the Credit Facility, additional equipment financing, and access to the public or private debt equity markets, including the option to raise capital from the sale of our securities under the Form S-3.

On January 29, 2018, we executed the Third Amendment to Loan and Security Agreement which waived the Fixed Charge Coverage Ratio Covenant as of December 31, 2017 and added new minimum earnings before interest, taxes, depreciation, amortization, share-based payments, restructuring costs, and intangible impairments (“EBITDA”) and capital expenditure covenants through June 30, 2018. Among other changes, the amendment also revised the Fixed Charge Coverage Ratio Covenant to be recalculated commencing with the quarter ending June 30, 2018.

On May 3, 2018, we executed the Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”), waiving our non-compliance with the minimum EBITDA covenant through March 31, 2018. The Fourth Amendment, among other changes, amends the minimum EBITDA thresholds through the period ending June 30, 2018 and adjusts the definition of EBITDA to add back certain restructuring expenses. We are in compliance with all debt covenants at June 30, 2018.

We anticipate that current cash resources, amounts available under the Credit Facility, cash to be generated from operations, and any potential proceeds from the sale of our securities under the Form S-3 or other private raised funds will be adequate to meet our liquidity needs for at least the next twelve months. If assumptions regarding our production, sales and subsequent collections from certain of our large customers, as well as customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, we may encounter cash flow and liquidity issues. Additionally new or existing customers may request acceleration of production or we may accept new orders or modify existing orders to purchase steel opportunistically or to build products without deposits, which will reduce our liquidity.  Further in advance of anticipated cash needs, we may also issue debt or sell equity or equity linked securities.

If our operational performance does not improve, we may be unable to comply with existing financial covenants, and could lose access to the Credit Facility. This could limit our operational flexibility, require a delay in making planned investments and/or require us to seek additional equity or debt financing. Any attempt to raise equity through the public markets could have a negative effect on our stock price, making an equity raise more difficult or more dilutive. Any additional equity financing or equity linked financing, if available, will be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other operating and financial restrictions on us. While we believe that we will continue to have sufficient cash available to operate our businesses and to meet our financial obligations and debt covenants, there can be no assurances that our operations will generate sufficient cash or that existing or new credit facilities or equity or equity linked financings will be available in an amount sufficient to enable us to meet these financial obligations.

Sources and Uses of Cash

Operating Cash Flows

During the six months ended June 30, 2018, net cash used in operating activities totaled $2,793, compared to net cash used in operating activities of $14,503 for the six months ended June 30, 2017. The operating cash outflow improved versus the prior year despite lower operating income because in 2017 accounts receivable rose and customer deposits declined as our largest tower customer slowed orders in order to correct inventories during the second half of 2017. During the current year, operational working capital remained relatively unchanged as increased receivables and inventories were largely offset by increases in accounts payable and other current liabilities.

Investing Cash Flows

During the six months ended June 30, 2018, net cash used in investing activities totaled $1,676, compared to net cash used in investing activities of $17,515 during the six months ended June 30, 2017. The decrease in net cash used in investing activities as compared to the prior-year period was primarily due to the $16,449 cash paid for the Red Wolf acquisition and a $2,628 decrease in investments in property and equipment partially offset by the $3,171 liquidation of available-for-sale securities in 2017.

Financing Cash Flows

During the six months ended June 30, 2018, net cash provided by financing activities totaled $4,505, compared to net cash provided by financing activities of $13,396 for the six months ended June 30, 2017. The decrease in net cash provided by financing activities as compared to the prior-year period was primarily due to the decrease of $9,928 borrowings from the Credit Facility during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 partially offset by proceeds of long-term debt of $1,410 during the six months ended June 30, 2018.

Other

Included in Line of Credit, NMTC and other notes payable line item of our consolidated financial statements is $2,600 associated with the New Markets Tax Credit transaction described further in Note 16, “New Markets Tax Credit Transaction” in the notes to our condensed consolidated financial statements. Additionally we entered into a $570 loan agreement with the Development Corporation of Abilene which is included in Long-term debt, less current maturities. The loan is forgivable upon meeting and maintaining specific employment thresholds. In addition, we have outstanding notes payable for capital expenditures in the amount of $2,333 and $1,146 as of June 30, 2018 and December 31, 2017, respectively, with $907 and $804 included in the Line of Credit, NMTC and other notes payable line item as of June 30, 2018 and December 31, 2017, respectively. The outstanding notes payable have maturity dates of April 25, 2020, March 25, 2021,  February 1, 2021 and May 25, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions  with respect to the following: (i) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (ii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iii) our ability to continue to grow our business organically and through acquisitions; (iv) our production, sales, collections, customer deposits and revenues generated by new customer orders and the resulting cash flows; (v) the sufficiency of our liquidity and alternate sources of funding, if necessary; (vi) our ability to realize revenue from customer orders and backlog; (vii) our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (viii) the economy and the potential impact it may have on our business, including our customers; (ix) the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (x) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xi) the effects of the change of administrations in the U.S. federal government; (xii) our ability to successfully integrate and operate the business of Red Wolf Company, LLC and to identify, negotiate and execute future acquisitions; and (xiii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; and (xiv) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual results to be materially different from the forward-looking statements including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and in subsequent filings, including the amended and restated risk factors set forth under the caption “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such are not required to provide information under this Item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is incorporated herein by reference to Note 12, “Legal Proceedings” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

There have been material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, which risk factors have been amended and restated as follows:

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

We rely on banks and capital markets as a source of liquidity for capital requirements not satisfied by cash flows from operations or asset sales. We have experienced operating losses for most periods during which we have operated, and our committed sources of liquidity may be inadequate to satisfy our operational needs. There can be no assurances that even if we were to achieve in part any or all of our strategic objectives that we would be successful in obtaining and improving profitability. If we are not able to access capital at competitive rates, the ability to implement our business plans may be adversely affected. In the absence of access to capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations at times when the prices for such assets or operations are depressed. In such event, we may not be able to consummate those dispositions. Furthermore, the proceeds of any such dispositions may not be adequate to meet our debt service obligations when due.

Additionally, our ability to comply with the restrictive covenants contained in our debt instruments, to make scheduled payments on our existing or future debt obligations, and to fund our operations will depend on our future financial and operating performance.  Such performance is, to a significant extent, subject to general economic, financial, competitive and other factors that are beyond our control. If assumptions regarding our production, sales and subsequent collections from certain of our large customers, as well as customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, we may encounter cash flow and liquidity issues.  Additionally, new or existing customers may request acceleration of production or we may accept new orders or modify existing orders to purchase steel opportunistically or to build products with deposits, which will reduce our liquidity. There can be no assurances that our operations will generate sufficient cash flows to enable us to maintain compliance with the restrictive covenants contained in our debt instruments, pay our remaining indebtedness or to fund our other liquidity needs. If we cannot make scheduled payments on our debt, we will be in default and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable which could force us to liquidate certain assets or alter our business operations or debt obligations, and we could be forced into a restructuring, bankruptcy or liquidation.  We cannot assure you that we will be able to do any of the foregoing on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders. In addition, raising capital in the equity capital markets could result in limitations on our ability to use our net operating loss carryforwards.

We are substantially dependent on a few significant customers.

Historically, the majority of our revenues are highly concentrated with a limited number of customers. In 2017, one customer, Siemens Gamesa Renewable Energy (“SGRE”), accounted for more than 10% of our consolidated revenues, and our five largest customers accounted for 85% of our consolidated revenues. Certain of our customers periodically have expressed their intent to scale back, delay or restructure existing customer agreements, which has led to reduced revenues from these customers. It is possible that this may occur again in the future. As a result, our operating profits and gross margins have historically been negatively affected by significant variability in production levels, which has created production volume inefficiencies in our operations and cost structures.

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

One such federal government program, the Production Tax Credit (the “PTC”), provides economic incentives to the owners of wind energy facilities in the form of a tax credit. The PTC has been extended several times since its initial introduction in 1992. The FY16 Omnibus Appropriations Bill, passed on December 18, 2015, included a five-year extension and phase-down of the PTC, as well as providing the option to elect the ITC for wind energy projects. As a result, the PTC has been extended at full value for projects commenced in 2015 and 2016, and will continue at 80% of full value for projects commenced in 2017, 60% for projects commended in 2018, and 40% for projects commenced in 2019. Similarly, for the ITC election, projects that started construction in 2015 and 2016 are eligible for a full 30% ITC, and projects that start construction in 2017, 2018 and 2019 are eligible for an ITC of 24%, 18% and 12%, respectively. As before, the rules allow wind energy projects to qualify so long as construction is started before the end of the respective period.

RPSs generally require or encourage state regulated electric utilities to supply a certain proportion of electricity from renewable energy sources or to devote a certain portion of their plant capacity to renewable energy generation. Typically, utilities comply with such standards by qualifying for renewable energy credits evidencing the share of electricity that was produced from renewable sources. Under many state standards, these renewable energy credits can be unbundled from their associated energy and traded in a market system, allowing generators with insufficient credits to meet their applicable state mandate. These standards have spurred significant growth in the wind energy industry and a corresponding increase in the demand for our products. Currently, the majority of states have RPS’s in place and certain states have voluntary utility commitments to supply a specific percentage of their electricity from renewable sources. The enactment of RPS’s in additional states or any changes to existing RPS’s (including changes due to the failure to extend or renew the federal incentives described above), or the enactment of a federal RPS or imposition of other greenhouse gas regulations, may impact the demand for our products. We cannot assure that government support for renewable energy will continue. The elimination of, or reduction in, state or federal government policies that support renewable energy could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

New tariffs have resulted in increased prices and could adversely affect our consolidated results of operations, financial position and cash flows. Recently, the Trump Administration imposed Section 232 tariffs on certain steel products imported into the U.S. which have increased the prices of these inputs. Increased prices for imported steel products have lead domestic sellers to respond with market-based increases to prices for such inputs as well. Additional tariffs have been announced that may be imposed on goods imported from China in the future. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or other countries, could result in further increased prices and a decreased available supply of steel as well as additional imported components and inputs. We may not be able to pass price increases on to our customers and may not be able to secure adequate alternative sources of steel on a timely basis. While retaliatory tariffs imposed by other countries on U.S. goods have not yet had a significant impact, we cannot predict further developments.

U.S. tariffs have been imposed on imported steel, but have not been applied to fabricated wind towers, which could adversely impact our cost structure and competitiveness relative to imported towers. The tariffs could adversely affect the operating profits for certain of our businesses and customer demand for certain of our products which could have a material adverse effect on our consolidated results of operations, financial position and cash flows.

The existence of government subsidies available to our competitors in certain countries may affect our ability to compete on a price basis.

In 2013, the U.S. International Trade Commission (“USITC”) determined that wind towers from China and Vietnam were being sold in the U.S. at less than fair value. As a result of that determination, the U.S. Department of Commerce (“USDOC”) issued antidumping and countervailing duty orders on imports of wind towers from China and an antidumping duty order on imports of towers from Vietnam. Since that time, imports of wind towers from those countries have substantially ceased. Those orders expire in 2018, however, and there can be no assurance that they will be renewed or extended. Additionally, producers in other countries not subject to those orders may benefit from government subsidies (particularly with respect to the price of steel, the primary raw material used in the production of wind towers) which could lead to increased competition from those producers in the U.S. market, causing us to lose market share and/or reducing our margins.

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

•	A material change in payment terms with a significant customer could have a material adverse effect on our short term cash flows.

We rely on unionized labor, the loss of which could adversely affect our future success.

We depend on the services of unionized labor and have collective bargaining agreements with certain of our operations workforce at our Cicero, Illinois and Neville Island, Pennsylvania Gearing facilities. The loss of the services of these and other personnel, whether through terminations, attrition, labor strike or otherwise, or a material change in our collective bargaining agreements, could have a material adverse impact on us and our future profitability. In November 2017, a three-year  collective bargaining agreement was ratified by the collective bargaining union in our Neville Island facility and is expected to remain in effect through October 2022. The collective bargaining agreement with the Cicero union expired in February 2018; the parties are currently negotiating a new collective bargaining agreement. As of June 30, 2018, these collective bargaining units represented approximately 16% of our workforce.

Our plans for growth and diversification may not be successful, and could result in poor financial performance.

We have made a strategic decision to diversify our business further into natural gas turbine (“NGT”) power generation, O&G, mining and other industries, particularly within our gearing and Heavy Fabrications businesses and through our 2017 acquisition of Red Wolf. While we have historically participated in most of these lines of business, there is no assurance that we will be able to grow our presence in these markets at a rate sufficient to compensate for a potentially weaker wind energy market. Moreover, our participation in these markets may require additional investments in personnel, equipment and operational infrastructure. If we are unable to further penetrate these markets, our plans to diversify our operations may not be successful and our anticipated future growth may be adversely affected.

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

We have previously made significant capital investments in anticipation of rapid growth in the U.S. wind energy market. However, the growth in the U.S. wind energy market has not kept pace with our expectations when some of these capital investments were made, and there can be no assurance that the U.S. wind energy market will grow and develop in a manner consistent with our expectations, or that we will be able to fill our capacity through the further diversification of our operations. Our internal manufacturing capabilities have required significant upfront fixed costs. If market demand for our products does not increase at the pace we have anticipated and align with our manufacturing capacity, we may be unable to offset these costs and achieve economies of scale, and our operating results may continue to be adversely affected by high fixed costs, reduced margins and underutilization of capacity. In light of these considerations, we may be forced to reduce our labor force and production to minimum levels, as was done in 2017, temporarily idle existing capacity or sell to third parties manufacturing capacity that we cannot utilize in the near term, in addition to the steps that we have already taken to adjust our capacity more closely to demand. Alternatively, if we experience rapid increased demand for our products in excess of our estimates, or we reduce our manufacturing capacity, our installed capital equipment and existing workforce may be insufficient to support higher production volumes, which could adversely affect our customer relationships and overall reputation. In addition, we may not be able to expand our workforce and operations in a timely manner, procure adequate resources or locate suitable third party suppliers to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our business could be adversely affected. Our ability to meet such excess customer demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.

Our growth strategies could be ineffective due to the risks of acquisitions and risks relating to integration.

Our growth strategy has included acquiring complementary businesses, such as Red Wolf, as more fully described in Note 17, “Business Combinations” in the notes to our condensed consolidated financial statements. In regards to Red Wolf, or any other future acquisitions, we could fail to identify, finance or complete suitable acquisitions on acceptable terms and prices. Acquisitions and the related integration processes could increase a number of risks, including diversion of operations personnel, financial personnel and management’s attention, difficulties in integrating systems and operations, potential loss of key employees and customers of the acquired companies and exposure to unanticipated liabilities. The price we pay for a business may exceed the value realized and we cannot provide any assurance that we will realize the expected synergies and benefits of any acquisition, including Red Wolf. Our discovery of, or failure to discover, material issues during due diligence investigations of acquisition targets, either before closing with regard to potential risks of the acquired operations, or after closing with regard to the timely discovery of breaches of representations or warranties, could materially harm our business. Our failure to meet the challenges involved in integrating a new business to realize the anticipated benefits of an acquisition could cause an interruption or loss of momentum in our existing activities and could adversely affect our profitability. Acquisitions also may result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial position and operating results.

Our diversification outside of the wind energy market exposes us to business risks associated with the NGT, O&G and mining industries, among others, which may slow our growth or penetration in these markets.

Although we have experience in the CNG and NGT market through the Process Systems segment, and experience in O&G and mining markets through our gearing and heavy fabrications businesses, these markets have not historically been our primary focus. In further diversifying our business to serve these markets, we face competitors who may have more resources, longer operating histories and more well established relationships than we do, and we may not be able to successfully or profitably generate additional business opportunities in these industries. Moreover, if we are able to successfully diversify into these markets, our businesses may be exposed to risks associated with these industries, which could adversely affect our future earnings and growth. These risks include, among other things:

•	the prices and relative demand for oil, gas, minerals and other commodities;

•	domestic and global political and economic conditions affecting the O&G and mining industries;

•	changes in NGT, O&G and mining technology;

•	the price and availability of alternative fuels and energy sources, as well as changes in energy consumption or supply; and

•	federal, state and local regulations, including, among others, regulations relating to hydraulic fracturing and greenhouse gas emissions.

We have substantially generated net losses since our inception.

We have experienced operating losses since inception, except that we were profitable in 2016. We have incurred significant costs in connection with the development of our businesses, and because we have operated at low capacity utilization in certain facilities, there is no assurance that we will generate sufficient revenues to offset anticipated operating costs. Although we anticipate deriving revenues from the sale of our products, no assurance can be given that these products can be sold on a profitable basis. We cannot give any assurance that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

Current or future litigation and regulatory actions could have a material adverse impact on us.

From time to time, we are subject to litigation and other legal and regulatory proceedings relating to our business. No assurance can be given that the results of these matters will be favorable to us. An adverse resolution of lawsuits, investigations or arbitrations could have a material adverse effect on our business, financial condition and results of operations. Defending ourselves in these matters may be time consuming, expensive and disruptive to normal business operations and may result in significant expense and a diversion of management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Additionally, any amount that we may be required to pay to satisfy a judgment or settlement may not be covered by insurance. Under our charter and the indemnification agreements that we have entered into with our officers, directors and certain third parties, we are required to indemnify and advance expenses to them in connection with their participation in certain proceedings. There can be no assurance that any of these payments will not be material.

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

Our operations are subject to a variety of EHS laws and regulations in the jurisdictions in which we operate and sell products governing, among other things, health, safety, pollution and protection of the environment and natural resources, including the use, handling, transportation and disposal of non hazardous and hazardous materials and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil, product content, performance and packaging. We cannot guarantee that we have been, or will at all times be in compliance with such laws and regulations. Changes in existing EHS laws and regulations, or their application, could cause us to incur additional or unexpected costs to achieve or maintain compliance. Failure to comply with these laws and regulations, obtain the necessary permits to operate our business, or comply with the terms and conditions of such permits may subject us to a variety of administrative, civil and criminal enforcement measures, including the imposition of civil and criminal sanctions, monetary fines and penalties, remedial obligations, and the issuance of compliance requirements limiting or preventing some or all of our operations. The assertion of claims relating to regulatory compliance, on or off site contamination, natural resource damage, the discovery of previously unknown environmental liabilities, the imposition of criminal or civil fines or penalties and/or other sanctions, or the obligation to undertake investigation, remediation or monitoring activities could result in potentially significant costs and expenditures to address contamination or resolve claims or liabilities. Such costs and expenditures could have a material adverse effect on our business, financial condition or results of operations. Under certain circumstances, violation of such EHS laws and regulations could result in us being disqualified from eligibility to receive federal government contracts or subcontracts under the federal government’s debarment and suspension system.

We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of currently and formerly owned, leased or operated properties, or properties to which hazardous substances or wastes were sent by current or former operators at our current or former facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. Several of our facilities have a history of industrial operations, and contaminants have been detected at some of our facilities. The presence of contamination from hazardous substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or use our properties as collateral for financing. We also could be held liable under third party claims for property damage, natural resource damage or personal injury and for penalties and other damages under such environmental laws and regulations, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to comply with regulatory requirements is critical to our future success, and there can be no guarantee that our businesses are in full compliance with all such requirements.

As a manufacturer and distributor of wind and other energy industry products we are subject to the requirements of federal, state, local and foreign regulatory authorities. In addition, we are subject to a number of industry standard setting authorities, such as the American Gear Manufacturers Association and the American Welding Society. Changes in the standards and requirements imposed by such authorities could have a material adverse effect on us. In the event we are unable to meet any such standards when adopted, our businesses could be adversely affected. We may not be able to obtain all regulatory approvals, licenses and permits that may be required in the future, or any necessary modifications to existing regulatory approvals, licenses and permits, or maintain all required regulatory approvals, licenses and permits. There can be no guarantee that our businesses are fully compliant with such standards and requirements.

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

We may not be able to utilize all of our NOLs. For financial statement presentation, all benefits associated with the NOL carryforwards have been reserved; therefore, this potential asset is not reflected on our balance sheet. To the extent available, we will use any NOL carryforwards to reduce the U.S. corporate income tax liability associated with our operations. However, if we do not achieve profitability prior to their expiration, we will not be able to fully utilize our NOLs to offset income. Section 382 of the IRC (“Section 382”) generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. Our ability to utilize NOL carryforwards and built in losses may be limited, under Section 382 or otherwise, by our issuance of common stock or by other changes in ownership of our stock. After analyzing Section 382 in 2010 we determined that aggregate changes in our stock ownership had triggered an annual limitation of NOL carryforwards and built in losses available for utilization to $14,284 per annum. Although this event limited the amount of pre ownership change date NOLs and built in losses we can utilize annually, it does not preclude us from fully utilizing our current NOL carryforwards prior to their expiration. However, subsequent changes in our stock ownership could further limit our ability to use our NOL carryforwards and our income could be subject to taxation earlier than it would if we were able to use NOL carryforwards and built in losses without an annual limitation, which could result in lower profits. To address these concerns, in February 2013 we adopted a Section 382 Stockholder Rights Plan, which was subsequently approved by our stockholders and extended in 2016 for an additional three-year period (as amended, the “Rights Plan”), designed to preserve our substantial tax assets associated with NOL carryforwards under Section 382. The Rights Plan is intended to deter any person or group from being or becoming the beneficial owner of 4.9% or more of our common stock and thereby triggering a further limitation of our available NOL carryforwards. See Note 10, “Income Taxes” of our condensed consolidated financial statements for further discussion of our Rights Plan. There can be no assurance that the Rights Plan will be effective in protecting our NOL carryforwards.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

Not Applicable

Item 6.Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

Exhibit Number	Exhibit
10.1	Broadwind Energy, Inc. 2015 Equity Incentive Plan Restricted Stock Unit Award Notice*
10.2

Fourth Amendment to Loan and Security Agreement, dated May 3, 2018 among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., Red Wolf Company, LLC, and CIBC Bank USA (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.3

Severance and Non-Competition Agreement dated as of May 4, 2018 between the Company and Eric Blashford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2018)

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
101

The following financial information from this Form 10-Q of Broadwind Energy, Inc. for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND ENERGY, INC.

July 31, 2018	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
President, Chief Executive Officer
(Principal Executive Officer)
July 31, 2018	By:	/s/ Jason L. Bonfigt
Jason L. Bonfigt
Vice President, Chief Financial Officer (Principal Financial Officer)