Form 10-Q
period 2018-09-30
BROADWIND ENERGY, INC.
filed 2018-10-30
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ Emerging growth company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period to comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares of registrant’s common stock, par value $0.001, outstanding as of October 23,  2018:  15,616,668.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$142	$78
Accounts receivable, net of allowance for doubtful accounts of $177 and $225 as of September 30, 2018 and December 31, 2017, respectively	16,727	13,644
Inventories, net	23,541	19,279
Prepaid expenses and other current assets	1,817	1,798
Current assets held for sale	19	580
Total current assets	42,246	35,379
LONG-TERM ASSETS:
Property and equipment, net	50,711	55,693
Goodwill	—	4,993
Other intangible assets, net	14,665	16,078
Other assets	412	207
TOTAL ASSETS	$108,034	$112,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, NMTC and other notes payable	$19,684	$14,138
Current maturities of long-term debt	—	114
Current portions of capital lease obligations	954	762
Accounts payable	14,424	11,756
Accrued liabilities	4,820	4,393
Customer deposits	7,773	9,791
Current liabilities held for sale	28	30
Total current liabilities	47,683	40,984
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	1,760	797
Long-term capital lease obligations, net of current portions	818	941
Other	2,268	3,557
Total long-term liabilities	4,846	5,295
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,890,605 and 15,480,299 shares issued as of September 30, 2018, and December 31, 2017, respectively	16	15
Treasury stock, at cost, 273,937 shares as of September 30, 2018 and December 31, 2017	(1,842)	(1,842)
Additional paid-in capital	381,175	380,005
Accumulated deficit	(323,844)	(312,107)
Total stockholders’ equity	55,505	66,071
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,034	$112,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$31,445	$29,595	$98,193	$129,017
Cost of sales	29,802	28,581	94,228	117,757
Restructuring	157	—	388	—
Gross profit	1,486	1,014	3,577	11,260
OPERATING EXPENSES:
Selling, general and administrative	3,627	2,374	10,020	10,711
Impairment charges	—	—	4,993	—
Intangible amortization	471	471	1,413	1,293
Restructuring	—	—	36	—
Total operating expenses	4,098	2,845	16,462	12,004
Operating loss	(2,612)	(1,831)	(12,885)	(744)
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(372)	(228)	(1,022)	(584)
Other, net	2,247	(12)	2,243	17
Total other income (expense), net	1,875	(240)	1,221	(567)
Net loss before provision (benefit) for income taxes	(737)	(2,071)	(11,664)	(1,311)
Provision (benefit) for income taxes	13	(22)	(20)	(5,056)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(750)	(2,049)	(11,644)	3,745
LOSS FROM DISCONTINUED OPERATIONS	(33)	(158)	(93)	(405)
NET (LOSS) INCOME	$(783)	$(2,207)	$(11,737)	$3,340
NET (LOSS) INCOME PER COMMON SHARE—BASIC:
(Loss) income from continuing operations	$(0.05)	$(0.14)	$(0.76)	$0.25
Loss from discontinued operations	(0.00)	(0.01)	(0.00)	(0.03)
Net (loss) income	$(0.05)	$(0.15)	$(0.76)	$0.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	15,541	15,095	15,390	15,013
NET (LOSS) INCOME PER COMMON SHARE—DILUTED:
(Loss) income from continuing operations	$(0.05)	$(0.14)	$(0.76)	$0.24
Loss from discontinued operations	(0.00)	(0.01)	(0.00)	(0.02)
Net (loss) income	$(0.05)	$(0.15)	$(0.76)	$0.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	15,541	15,095	15,390	15,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2016	15,175,767	$15	(273,937)	$(1,842)	$378,876	$(308,466)	$68,583
Stock issued for restricted stock	190,482	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	114,050	—	—	—	316	—	316
Share-based compensation	—	—	—	—	813	—	813
Net loss	—	—	—	—	—	(3,641)	(3,641)
BALANCE, December 31, 2017	15,480,299	$15	(273,937)	$(1,842)	$380,005	$(312,107)	$66,071
Stock issued for restricted stock	153,554	1	—	—	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	241,640	—	—	—	537	—	537
Share-based compensation	—	—	—	—	685	—	685
Sale of common stock, net	15,112				(52)		(52)
Net loss	—	—	—	—	—	(11,737)	(11,737)
BALANCE, September 30, 2018	15,890,605	$16	(273,937)	$(1,842)	$381,175	$(323,844)	$55,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,737)	$3,340
Loss from discontinued operations	(93)	(405)
(Loss) income from continuing operations	(11,644)	3,745
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	6,990	6,571
Deferred income taxes	(45)	(5,056)
Impairment charges	4,993	—
Remeasurement of contingent consideration	(1,140)	(1,394)
Stock-based compensation	685	651
Extinguishment of New Markets Tax Credits obligation	(2,249)	—
Allowance for doubtful accounts	(48)	13
Common stock issued under defined contribution 401(k) plan	537	175
Gain on disposal of assets	(23)	(12)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,035)	5,281
Inventories	(3,814)	10,928
Prepaid expenses and other current assets	(19)	377
Accounts payable	3,576	(9,284)
Accrued liabilities	1,567	(2,643)
Customer deposits	(2,018)	(15,934)
Other non-current assets and liabilities	(1,546)	(45)
Net cash used in operating activities of continuing operations	(7,233)	(6,627)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition	—	(16,449)
Sales of available for sale securities	—	2,221
Maturities of available for sale securities	—	950
Purchases of property and equipment	(2,018)	(5,972)
Proceeds from disposals of property and equipment	583	5
Net cash used in investing activities of continuing operations	(1,435)	(19,245)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	103,406	130,470
Payments on line of credit	(95,493)	(122,700)
Proceeds from long-term debt	2,060	—
Payments on long-term debt	(536)	—
Principal payments on capital leases	(581)	(557)
Proceeds from sale of common stock, net	(52)	—
Net cash provided by financing activities of continuing operations	8,804	7,213
DISCONTINUED OPERATIONS:
Operating cash flows	(72)	(40)
Net cash used in discontinued operations	(72)	(40)
Add: Cash balance of discontinued operations, beginning of period	—	2
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64	(18,697)
CASH AND CASH EQUIVALENTS beginning of the period	78	18,738
CASH AND CASH EQUIVALENTS end of the period	$142	$41
Supplemental cash flow information:
Interest paid	$822	$413
Income taxes paid	$94	$52
Non-cash activities:
Issuance of restricted stock grants	$685	$651
Equipment additions via capital lease	$—	$1,582
Contingent consideration related to business acquisition	$—	$2,534
Red Wolf acquisition:
Assets acquired	$—	$26,491
Liabilities assumed	$—	$7,508

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2018. The December 31, 2017 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2018 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, other than the adoption of Accounting Standards Updates (“ASU”) 2014-09 and 2015-14 described in Note 2 “Revenues” of these condensed consolidated financial statements, and ASU 2017-04 described in Note 13 “Recent Accounting Pronouncements” of these condensed consolidated financial statements.

Company Description

Through its subsidiaries, the Company provides technologically advanced high-value products to energy, mining and infrastructure sector customers, primarily in the United States of America (the “U.S.”). The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 55% of the Company’s revenue during the first nine months of 2018.

The Company has diversified its operations to provide precision gearing, specialty fabrications, kitting and assemblies of industrial systems to a broad range of industrial customers for oil and gas (“O&G”), mining, steel, and other industrial applications.

Please refer to Note 18, “Restructuring” of these condensed consolidated financial statements for the discussion of the restructuring plan which the Company initiated in the first quarter of 2018. The Company has incurred a total of approximately $424 of net costs in the first nine months of 2018 to implement this restructuring plan.

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

Total debt and capital lease obligations at September 30, 2018 totaled $23,216, which includes current outstanding debt and capital leases totaling $20,638. The current outstanding debt includes $18,765 outstanding under the Company’s revolving line of credit.

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

On July 31, 2018, the Company entered into an At Market Issuance Sales Agreement (the "ATM Agreement") with Roth Capital Partners, LLC (the “Agent”). Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through the Agent shares of the Company's common stock, par value $0.001 per share with an aggregate sales price of up to $10,000.  The Company will pay a commission to the Agent of 3% of the gross proceeds of the sale of the shares sold under the ATM Agreement and reimburse the Agent for the expenses of their counsel. During the three months ended September 30, 2018, the Company issued 15,112 shares of the Company’s common stock under the ATM Agreement and the net proceeds (before upfront costs) to the Company from the sale of the Company’s common stock were approximately $33 after deducting commissions paid of approximately $1. As of September 30, 2018, the Company’s common stock having a value of approximately $9,967 remained available for issuance with respect to the ATM Agreement.

The Company anticipates that current cash resources, amounts available under the Credit Facility, cash to be generated from operations, and any potential proceeds from the sale of further Company securities under the Form S-3 will be adequate to meet the Company’s liquidity needs for at least the next twelve months. If assumptions regarding the Company’s production, sales and subsequent collections from certain of the Company’s large customers, as well as customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company’s operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could lose access to the Credit Facility. This could limit the Company’s operational flexibility, require a delay in making planned investments and/or require the Company to seek additional equity or debt financing. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash available to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, or that credit facilities will be available in an amount sufficient to enable the Company to meet these financial obligations.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
Towers and Heavy Fabrications	$17,331	$15,971	$58,139	$99,194
Gearing	10,056	7,570	27,494	17,511
Process Systems	4,155	6,054	12,680	12,312
Eliminations	(97)	-	(120)	-
Consolidated	$31,445	$29,595	$98,193	$129,017
(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

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

For many transactions within the Company’s Towers and Heavy Fabrications segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. The Company recognizes revenue under these arrangements only when the buyer requests the arrangement, the ordered goods are segregated from inventory and not available to fill other orders, the goods are currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

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

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic earnings per share calculation:
Net (loss) income	$(783)	$(2,207)	$(11,737)	$3,340
Weighted average number of common shares outstanding	15,541,289	15,094,991	15,390,090	15,013,312
Basic net (loss) income per share	$(0.05)	$(0.15)	$(0.76)	$0.22
Diluted earnings per share calculation:
Net (loss) income	$(783)	$(2,207)	$(11,737)	$3,340
Weighted average number of common shares outstanding	15,541,289	15,094,991	15,390,090	15,013,312
Common stock equivalents:
Stock options and non-vested stock awards (1)	—	—	—	331,196
Weighted average number of common shares outstanding	15,541,289	15,094,991	15,390,090	15,344,508
Diluted net (loss) income per share	$(0.05)	$(0.15)	$(0.76)	$0.22

(1)

Stock options and restricted stock units granted and outstanding of 870,707 are excluded from the computation of diluted earnings for the three and nine months ended September 30, 2018 due to the anti dilutive effect as a result of the Company’s net loss for those respective periods. Stock options and restricted stock units granted and outstanding of 593,583 are excluded from the computation of diluted earnings for the three months ended September 30, 2017 due to the anti dilutive effect as a result of the Company’s net loss for that period. Stock options outstanding of 47,033 for the nine months ended September 30, 2017 are excluded from the computation of diluted earnings as the strike price was greater than the fair market value as of September 30, 2017.

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

Results of Discontinued Operations

Results of operations for the Services segment, which are reflected as discontinued operations in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$—	$23	$1	$150
Cost of sales	(32)	(195)	(90)	(350)
Selling, general and administrative	(1)	14	(4)	(44)
Impairment of held for sale assets and liabilities and gain on sale of assets	—	—	—	(161)
Loss from discontinued operations	$(33)	$(158)	$(93)	$(405)

Assets and Liabilities Held for Sale

Services assets and liabilities classified as held for sale in the Company’s condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 include the following:

	September 30,	December 31,
	2018	2017
Assets:
Accounts receivable, net	$10	$11
Inventories, net	9	9
Total Assets Held For Sale Related To Discontinued Operations	$19	$20
Liabilities:
Accrued liabilities	$27	$27
Customer deposits and other current obligations	1	3
Total Liabilities Held For Sale Related To Discontinued Operations	$28	$30

NOTE 5 — INVENTORIES

The components of inventories as of September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30,	December 31,
	2018	2017
Raw materials	$15,154	$11,945
Work-in-process	7,061	6,305
Finished goods	3,448	3,538
	25,663	21,788
Less: Reserve for excess and obsolete inventory	(2,122)	(2,509)
Net inventories	$23,541	$19,279

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

During the second quarter of 2018, the Company identified triggering events associated with the release of Red Wolf’s final earn-out reserve, Red Wolf’s recent operating results, a reduction in Red Wolf’s major customer’s performance and the delay of new initiatives being implemented. As a result, the Company evaluated the recoverability of the Red Wolf asset group. In accordance with GAAP, the Company compared the carrying value of the Red Wolf asset group to the forecast undiscounted cash flows associated with this asset group. Based on the analysis performed, the forecast undiscounted cash flows exceeded the carrying value and no impairment of this group was indicated or recorded.

The Company next compared the carrying value of the Red Wolf reporting unit to the fair value of the Red Wolf reporting unit.  The fair value was determined using significant unobservable inputs, or level 3 in the fair value hierarchy. The two main assumptions utilized in the forecast discounted cash flow analysis were the cash flows from operations and the weighted average cost of capital of 18.6%. Based on the analysis performed, the Company determined that the carrying amount of the reporting unit exceeded the fair value and recorded a $4,993 goodwill impairment charge in the second quarter. The Company utilized a third-party appraisal to validate the results of the analysis.

Other intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf in 2017. See Note 17,

“Business Combinations” of these condensed consolidated financial statements for further discussion of the Red Wolf acquisition. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 4 to 10 years. The Company tests other intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable.

During the third quarter of 2018, the Company continued to identify triggering events associated with the Gearing segment’s history of operating losses. As a result, the Company evaluated the recoverability of certain long-lived assets associated with the Gearing segment. The Company relied upon an appraisal completed in a prior quarter and determined that there were no significant changes to the inputs or assumptions used previously. The Company concluded that no impairment to this asset group was indicated as of September 30, 2018.

During the third quarter of 2018, the Company also identified a triggering event associated with Red Wolf’s recent operating losses. The Company relied upon an undiscounted cash flow analysis performed in the prior quarter and determined that there were no significant changes to the inputs or assumptions used previously.  The Company concluded that no impairment to this asset group was indicated as of September 30, 2018.

As of September 30, 2018 and December 31, 2017, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	September 30, 2018					December 31, 2017
					Remaining				Remaining
					Weighted				Weighted
				Net	Average			Net	Average
	Cost	Accumulated	Impairment	Book	Amortization	Cost	Accumulated	Book	Amortization
	Basis	Amortization	Charge	Value	Period	Basis	Amortization	Value	Period
Goodwill and other intangible assets:
Goodwill	$4,993	$—	$(4,993)	$—		$4,993	$—	$4,993
Noncompete agreements	170	(47)	—	123	4.3	170	(26)	144	5.1
Customer relationships	15,979	(6,025)	—	9,954	7.3	15,979	(4,992)	10,987	8.0
Trade names	9,099	(4,511)	—	4,588	9.7	9,099	(4,152)	4,947	10.5
Other intangible assets	$25,248	$(10,583)	$—	$14,665	6.8	$25,248	$(9,170)	$16,078	8.8

As of September 30, 2018, estimated future amortization expense is as follows:

2018	$471
2019	1,884
2020	1,884
2021	1,884
2022	1,884
2023 and thereafter	6,658
Total	$14,665

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
Accrued payroll and benefits	$2,310	$1,797
Accrued property taxes	464	144
Income taxes payable	8	77
Accrued professional fees	55	40
Accrued warranty liability	523	581
Accrued self-insurance reserve	395	812
Accrued other	1,065	942
Total accrued liabilities	$4,820	$4,393

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
Line of credit	$18,765	$10,733
NMTC note payable	—	2,600
Other notes payable	2,109	1,146
Long-term debt	570	570
Less: Current portion	(19,684)	(14,252)
Long-term debt, net of current maturities	$1,760	$797

Credit Facility

On October 26, 2016, the Company established a $20,000 three-year secured revolving line of credit  (the “Credit Facility”) with The PrivateBank and Trust Company which was subsequently acquired by CIBC Bank USA (“CIBC”). The Credit Facility was subsequently increased to $25,000 in March of 2017 with a Second Amendment to Loan and Security Agreement and an Amended and Restated Revolving Note.  Under the Credit Facility, CIBC advances funds when requested against a borrowing base consisting of up to 85% of the face value of eligible accounts receivable of the Company, up to 50% of the book value of eligible inventory of the Company and up to 50% of the appraised value of eligible machinery, equipment and certain real property up to $10,000. Borrowings under the Credit Facility bear interest at a per annum rate equal to the applicable London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.25% to 3.00%, or the applicable base rate plus a margin ranging from 0.00% to 1.00%, both of which are based on the Company’s trailing twelve-month adjusted earnings before interest, taxes, depreciation, amortization, share-based payments, restructuring costs, and intangible impairments (“EBITDA”). The Company also pays an unused facility fee to CIBC equal to 0.50% per annum on the unused portion of the Credit Facility, along with other standard fees. The Credit Facility contains customary representations and warranties. It also contains a requirement that the Company, on a consolidated basis, maintain a minimum Fixed Charge Coverage Ratio Covenant, along with other customary restrictive covenants. The obligations under the Credit Facility are secured by, subject to certain exclusions, (i) a first priority security interest in all accounts receivable, inventory, equipment, cash and investment property of the Company, and (ii) a mortgage on the Company’s Abilene, Texas tower facility.

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

On October 26, 2018, the Company executed the Fifth Amendment to Loan and Security Agreement which included minimum EBITDA covenants through June 30, 2019, eliminating the Fixed Charge Coverage Ratio and capital expenditure covenants as of the period ending December 31, 2018.

As of September 30, 2018, there was $18,765 of outstanding indebtedness under the Credit Facility, with the ability to borrow an additional  $5,811 under the Credit Facility.

Other

Included in line of credit, NMTC (as defined below) and other notes payable line item of the Company’s consolidated financial statements is $2,600 associated with the New Markets Tax Credit Transaction (the “ NMTC Transaction”) described further in Note 16, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements at December 31, 2017.  During the third quarter of 2018, the loan was extinguished and the Company recorded a gain of $2,249 in other income, net of transaction expenses. Additionally, the Company has entered into a $570 loan agreement with the Development Corporation of Abilene which is included in Long-term debt, less current maturities. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. In addition, the Company has outstanding notes payable for capital expenditures in the amount of $2,109 and $1,146 as of September 30, 2018 and December 31, 2017, respectively, with $919 and $804 included in the Line of credit, NMTC and other notes payable line item as of September 30, 2018 and December 31,

2017, respectively.  The notes payable have monthly payments that range from $3 to $36 and an interest rate of 5%.  The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from April 2020 to May 2021.

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

The following tables represent the fair values of the Company’s financial assets as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Services assets			19	19
Total assets at fair value	$—	$—	$19	$19

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Gearing Cicero Ave. facility	—	—	560	560
Services assets	—	—	20	20
Total assets at fair value	$—	$—	$580	$580

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

The carrying value of the land and building comprising one of Brad Foote’s facilities located in Cicero, Illinois (the “Cicero Avenue Facility”) of $560 reflected the expected proceeds associated with selling this facility. During 2017, the Company reclassified the Cicero Avenue Facility as Assets Held for Sale upon completion of general site remediation activities. See Note 15, “Commitments and Contingencies” of these condensed consolidated financial statements for additional detail of the Cicero Avenue Facility. During the third quarter of 2018, the Company sold the Cicero Avenue Facility and recognized a gain of $23 on the sale. The gain is included in operating income in these condensed consolidated financial statements.

Following the Board’s approval of a plan to divest the Company’s Services segment, the Company has been able to evaluate the value of the segment’s assets on the open market; therefore, the Company has utilized this measurement to determine the fair value of the Services segment assets.

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of September 30, 2018, the Company has a full valuation allowance recorded against deferred tax assets. During the nine months ended September 30, 2018, the Company recorded a benefit for income taxes of $20, compared to a benefit for income taxes of $5,056 during the nine months ended September 30, 2017. The income tax benefit during the nine months ended September 30, 2017 included an income tax benefit of $5,060 from the partial release of the valuation allowance, net of Red Wolf’s current state taxes, resulting from the consolidation of the Company’s deferred tax assets with Red Wolf’s deferred tax liabilities upon acquisition.

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

The Company files income tax returns in U.S. federal and state jurisdictions. As of September 30, 2018, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2017, the Company had net operating loss (“NOL”) carryforwards of $227,871 expiring in various years through 2037.

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

As of September 30, 2018, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of September 30, 2018.

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

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. As of September 30, 2018, the Company had reserved 25,233 shares for issuance upon the exercise of stock options outstanding and no shares for issuance upon the vesting of restricted stock unit (“RSU”) awards outstanding. As of September 30, 2018,  253,659 shares of common stock reserved for stock options and RSU awards under the 2007 EIP had been issued in the form of common stock.

2012 Equity Incentive Plan

The Company has granted incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2012 Equity Incentive Plan (the “2012 EIP”), which was approved by the Board in March 2012 and by the Company’s stockholders in May 2012.

The 2012 EIP reserved 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of September 30, 2018, the Company had reserved 34,129 shares for issuance upon the exercise of stock options outstanding and no shares for issuance upon the vesting of RSU awards outstanding. As of September 30, 2018,  635,089 shares of common stock reserved for stock options and RSU awards under the 2012 EIP had been issued in the form of common stock.

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

The 2015 EIP reserves 1,100,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of September 30, 2018, the Company had reserved 811,345 shares for issuance upon the vesting of RSU awards outstanding. As of September 30, 2018,  340,511 shares of common stock reserved for RSU awards under the 2015 EIP had been issued in the form of common stock.

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

The following table summarizes stock option activity during the nine months ended September 30, 2018 under the Equity Incentive Plans, as follows:

		Weighted Average
	Options	Exercise Price
Outstanding as of December 31, 2017	67,188	$24.65
Expired	(7,826)	$68.96
Outstanding as of September 30, 2018	59,362	$18.81
Exercisable as of September 30, 2018	59,362	$18.81

The following table summarizes RSU activity during the nine months ended September 30, 2018 under the Equity Incentive Plans, as follows:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2017	512,142	$4.57
Granted	556,944	$2.43
Vested	(198,159)	$4.47
Forfeited	(59,582)	$3.91
Unvested as of September 30, 2018	811,345	$3.17

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of the price of the Company’s stock over the expected life of the awards and actual and projected stock option exercise behavior. No stock options were granted during the nine months ended September 30, 2018.

The Company utilized a forfeiture rate of 25% during the nine months ended September 30, 2018 and 2017 for estimating the forfeitures of equity compensation granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2018 and 2017, as follows:

	Nine Months Ended September 30,
	2018	2017
Share-based compensation expense:
Cost of sales	$79	$82
Selling, general and administrative	606	569
Net effect of share-based compensation expense on net income	$685	$651
Reduction in earnings per share:
Basic earnings per share	$0.04	$0.04

Diluted earnings per share	$0.04	$0.04

As of September 30, 2018, the Company estimates that pre-tax compensation expense for all unvested share-based RSUs in the amount of approximately $1,347 will be recognized through 2020. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. This ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current guidance. In addition, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted.  In July 2018, FASB issued ASU 2018-11 which provides a practical expedient to adopt the ASU with a cumulative effect at the adoption date without restating prior periods. The Company expects to utilize this practical expedient and plans to adopt the ASU on January 1, 2019. The Company expects to adopt this guidance for leases existing at the date of adoption and expects to recognize a liability and corresponding asset associated with in-scope leases. The Company has commenced identifying its lease population, but is still in the process of determining those amounts to be recognized as liabilities and right of use assets.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the test for goodwill impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2, which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill, from the goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This ASU will be effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this ASU during the second quarter of 2018 and recorded a $4,993 impairment charge as discussed in Note 6 “Goodwill and Other Intangible Assets” of these condensed consolidated financial statements.

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

Summary financial information by reportable segment for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2018
Revenues from external customers	$17,320	$10,056	$4,069	$—	$—	$31,445
Intersegment revenues	11	—	86	—	(97)	—
Net revenues	17,331	10,056	4,155	—	(97)	31,445
Operating (loss) profit	(755)	346	(917)	(1,286)	—	(2,612)
Depreciation and amortization	1,237	566	429	52	—	2,284
Capital expenditures	137	76	11	118	—	342

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2017
Revenues from external customers	$15,971	$7,570	$6,054	$—	$—	$29,595
Operating (loss) profit	(1,473)	(396)	115	(77)	—	(1,831)
Depreciation and amortization	1,122	609	477	59	—	2,267
Capital expenditures	1,423	232	11	2	—	1,668

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2018
Revenues from external customers	$58,105	$27,494	$12,594	$—	$—	$98,193
Intersegment revenues	34	—	86	—	(120)	—
Net revenues	58,139	27,494	12,680	—	(120)	98,193
Operating (loss)	(1,535)	(941)	(7,581)	(2,828)	—	(12,885)
Depreciation and amortization	3,773	1,742	1,304	171	—	6,990
Capital expenditures	1,335	543	11	129	—	2,018

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2017
Revenues from external customers	$99,194	$17,511	$12,312	$—	$—	$129,017
Operating profit (loss)	7,177	(2,562)	(1,805)	(3,554)	—	(744)
Depreciation and amortization	3,283	1,847	1,278	163	—	6,571
Capital expenditures	4,812	564	421	175	—	5,972

	Total Assets as of
	September 30,	December 31,
Segments:	2018	2017
Towers and Heavy Fabrications	$33,047	$27,958
Gearing	37,434	37,456
Process Systems	19,418	26,442
Assets held for sale	19	580
Corporate	253,566	249,326
Eliminations	(235,450)	(229,412)
	$108,034	$112,350

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

In connection with the Company’s previous restructuring initiatives, during the third quarter of 2012, the Company identified a liability associated with the planned sale of the Cicero Avenue Facility. The liability was associated with environmental remediation costs that were identified while preparing the site for sale. During 2013, the Company applied for and was accepted into the Illinois Environmental Protection Agency (the “IEPA”) voluntary site remediation program. In the first quarter of 2014, the Company completed a comprehensive review of remedial options for the Cicero Avenue Facility and selected a preferred remediation technology. As part of the voluntary site remediation program, the Company submitted a plan to the IEPA for approval to conduct a pilot study to test the effectiveness of the selected remediation technology. In the fourth quarter of 2017, the Company completed the remediation of the Cicero Avenue Facility which was subsequently sold for $583, net of expenses, in the third quarter of 2018.

Warranty Liability

The Company provides warranty terms that range from one to five years for various products supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of September 30, 2018 and 2017, estimated product warranty liability was $523 and $596, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the nine months ended September 30, 2018 and 2017 were as follows:

	For the Nine Months Ended September 30,
	2018	2017
Balance, beginning of period	$581	$671
Addition to (reduction of) warranty reserve	(58)	(82)
Warranty claims	—	7
Balance, end of period	$523	$596

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the nine months ended September 30, 2018 and 2017 consisted of the following:

	For the Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$225	$145
(Recoveries) bad debt expense	(47)	56
Write-offs	(1)	—
Balance at end of period	$177	$201

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of September 30, 2018 or December 31, 2017.

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, the Company began to self-insure for its workers’ compensation liabilities, including reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. The Company takes into account claims incurred but not reported when determining its workers’ compensation reserves. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. Although the Company entered into a guaranteed cost program at the beginning of the third quarter of 2016, the Company maintained a liability for the trailing claims from the self-insured policy. As of September 30, 2018 and December 31, 2017, the Company had $395 and $812, respectively, accrued for self-insured workers’ compensation liabilities.

Other

As of December 31, 2017, approximately 24% of the Company’s employees were covered by two collective bargaining agreements with local unions at Brad Foote’s Cicero, Illinois and Neville Island, Pennsylvania locations. The current three-year collective bargaining agreement with the Neville Island union is expected to remain in effect through October 2022. During the third quarter of 2018, a new collective bargaining agreement was negotiated and ratified with the Cicero Union. The new four-year collective bargaining agreement with the Cicero union is expected to remain in effect through February 2022.

See Note 16, “New Markets Tax Credit Transaction” of these condensed consolidated financial statements for a discussion of a strategic financing transaction, the NMTC Transaction, which originally related to the Company’s drivetrain service center in Abilene, Texas (the “Abilene Gearbox Facility”), and was amended in August 2015 to also include the activities of the Company’s heavy industries business conducted at the same location in Abilene, Texas (the “Abilene Heavy Industries Facility”). The Abilene Gearbox Facility focused on servicing the growing installed base of MW wind turbines as they come off warranty and, to a limited extent, industrial gearboxes requiring precision repair and testing. The Abilene Heavy Industries Facility focuses on heavy fabrications and assembly for industries including those related to compressed natural gas distribution. Pursuant to the NMTC Transaction, the gross loan and investment in the Abilene Heavy Industries Facility and the Abilene Gearbox Facility of $10,000 is expected to generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One, National Association (“Capital One”). The Abilene Heavy Industries Facility and/or the Abilene Gearbox Facility operated and remained in compliance with the terms and conditions of the NMTC Transaction during the seven-year compliance period ending in the third quarter of 2018, allowing Capital One to capture up to  $3,900 in tax credits. At the end of the seven year compliance period, Capital One exercised its right to put the investment back to the Company in exchange for $130. The loan was extinguished and the Company recorded a gain of $2,249 in other income, net of transaction expenses.

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

The Abilene Heavy Industries Facility and/or the Abilene Gearbox Facility had to operate and remain in compliance with various regulations and restrictions through the third quarter of 2018, the end of the seven year compliance period, to comply with the terms of the NMTC Transaction, or the Company may be liable under its indemnification agreement with Capital One for the recapture of tax credits. In the event the Company did not comply with these regulations and restrictions, the NMTC program tax credits could have been subject to 100% recapture for a period of seven years as provided in the IRC. No tax credit recapture events occurred that required the Company to make any payments to Capital One under the indemnification agreement.

The Capital One contribution, including a loan origination payment of $320, was included as other assets in the Company’s condensed consolidated balance sheet as of December 31, 2017. Capital One exercised an option to put its investment to the Company and received $130 from the Company at that time. The Capital One contribution, other than the amount allocated to the put obligation, was recognized in income only after the put/call was exercised and when Capital One had no ongoing interest.

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

The $262 of issue costs paid to third parties in connection with the NMTC Transaction were recorded as prepaid expenses, and were amortized over the expected seven year term of the NMTC arrangement. Capital One’s net contribution of $2,600 was included in Line of credit,  NMTC and other notes payable in the condensed consolidated balance sheet at December 31, 2017. Incremental costs to maintain the transaction structure during the compliance period were recognized as they were incurred. At the end of the seven year compliance period, Capital One exercised its right to put the investment back to the Company in exchange for $130. The loan was extinguished and the Company recorded a gain of $2,249 in other income, net of transaction expenses.

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

The purchase price of the transaction totaled $18,983 net of working capital adjustments that occurred after the acquisition date. The purchase price includes $16,449 which was paid in cash and $2,534 which was the expected value of contingent future earn-out payments. The contingent consideration arrangement required the Company to pay the former owners of Red Wolf a payout if Red Wolf achieved a targeted profitability benchmark. The potential undiscounted amount of all future payments that the Company could have been required to make under the contingent consideration arrangement was between $0 and $9,900. Annual earn-out payments may not exceed $4,950. The fair value of the contingent consideration arrangement of $2,534 was estimated by using a Monte Carlo simulation. Key assumptions included a short-term weighted average cost of capital of 15% and historical volatility of public company comparables. The fair value of the contingent consideration arrangement was determined using significant unobservable inputs, or level 3 in the fair value hierarchy.

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

NOTE 18 — RESTRUCTURING

During the first quarter of 2018, the Company conducted a review of its business strategies and product plans given the outlook of the industries it serves and its business environment. As a result, the Company began to execute a restructuring plan to rationalize its facility capacity and management structure, and to consolidate and increase the efficiencies of its Abilene operations. Management decided to exit the CNG and Fabrication Manufacturing location in Abilene as soon as it fully complied with the requirements established as part of the NMTC Transaction agreement and consolidate these manufacturing activities into other locations. The Company expects to vacate the facility by the end of 2018.  All remaining costs associated with this facility have been recorded as restructuring expenses. All costs will be incurred solely within the Process Systems segment.

The Company expects to incur restructuring costs associated with the restructuring plan totaling an estimated $721, of which $424 has been incurred to date.  The Company anticipates annual cost savings going forward of approximately $575 in facility expenses related to the restructuring.

The Company’s total net restructuring charges for the three and nine months ended September 30, 2018, in addition to the total projected restructuring costs, consist of the following:

	Three Months Ended	Nine Months Ended	Total
	September 30, 2018	September 30, 2018	Projected
Cost of sales:
Facility costs	$69	$215	$277
Moving and remediation	—	1	152
Salary and severance	—	17	17
Depreciation	88	155	239
Total cost of sales	157	388	685
Selling, general, and administrative expenses:
Salary and severance	—	36	36
Total selling, general, and administrative expenses	—	36	36
Grand Total	$157	$424	$721

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

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

Third Quarter Overview

We booked $19,717 in new orders in the third quarter of 2018, up 12%  from $17,675 in the third quarter of 2017. The increase in orders was driven by growth in heavy fabrications orders within the Towers segment, primarily supporting mining and construction customers, and increased Gearing orders associated with the timing of replacement gearing orders from a  wind customer.  Towers orders in the third quarter of 2018 were flat compared to the third quarter of 2017. Gearing orders increased by  $964 in the current period to $11,530. Our Process Systems segment had $4,420 in orders in the third quarter of 2018, a decrease of $925 over the third quarter of 2017 primarily due to lower customer demand for natural gas turbine content.

We recognized revenue of $31,445 in the third quarter of 2018, up from revenue of $29,595 in the third quarter of 2017. Gearing segment revenues were up $2,486 or 33%, as a result of the recovery in the oil and gas (“O&G”) market and improved plant efficiencies.  The Towers and Heavy Fabrications segment revenues increase was due to a 5% increase in tower sections sold and an increase in the volume of heavy fabrications, partially offset by a lower average sales price on the product mix sold.

The Process Systems segment recognized revenue of $4,155 as compared to $6,054 in the prior quarter period due primarily to lower customer demand for natural gas turbine content. This was partially offset by increased sales within mining and industrial markets.

We reported a net loss of $783 or $0.05 per share in the third quarter of 2018, compared to a net loss of $2,207 or $0.15 per share in the third quarter of 2017. The change in earnings was due primarily to higher gearing sales and a $2,249 gain recognized on the NMTC Transaction. Partially offsetting these factors was the absence of the prior year reversal of the Red Wolf earn-out reserve of $1,394.

During the first quarter of 2018, we conducted a review of our business strategies and product plans given the outlook of the industries we serve and our business environment. As a result, we executed a restructuring plan to rationalize our facility capacity and management structure, and to consolidate and increase the efficiencies in our Abilene operations. We have decided to exit the market for natural gas compression units and transfer remaining operations from a leased facility into other production locations. We expect to vacate the facility by the end of 2018 (following the expiration of the New Markets Tax Credit Transaction compliance period). All remaining costs associated with this facility will be recorded as restructuring expenses going forward. All costs will be incurred solely within the Process Systems segment. We expect to incur restructuring costs associated with the restructuring plan totaling an estimated $721, of which $424 has been incurred to date. We anticipate annual cost savings going forward of approximately $575 in facility expenses related to the restructuring.

RESULTS OF OPERATIONS

Three months ended September 30, 2018, Compared to Three months ended September 30, 2017

The Condensed Consolidated Statement of Operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

	Three Months Ended September 30,				2018 vs. 2017
		% of Total		% of Total
	2018	Revenue	2017	Revenue	$ Change	% Change
Revenues	$31,445	100.0%	$29,595	100.0%	$1,850	6.3%
Cost of sales	29,802	94.8%	28,581	96.6%	1,221	4.3%
Restructuring	157	0.5%	—	—%	157	100.0%
Gross profit	1,486	4.7%	1,014	3.4%	472	46.5%
Operating expenses
Selling, general and administrative expenses	3,627	11.5%	2,374	8.0%	1,253	52.8%
Intangible amortization	471	1.5%	471	1.6%	—	—%
Total operating expenses	4,098	13.0%	2,845	9.6%	1,253	44.0%
Operating loss	(2,612)	(8.3)%	(1,831)	(6.2)%	(781)	(42.7)%
Other expense
Interest expense, net	(372)	(1.2)%	(228)	(0.8)%	(144)	(63.2)%
Other, net	2,247	7.1%	(12)	(0.0)%	2,259	18,825.0%
Total other expense, net	1,875	6.0%	(240)	(0.8)%	2,115	881.3%
Net loss before benefit for income taxes	(737)	(2.3)%	(2,071)	(7.0)%	1,334	64.4%
Provision (benefit) for income taxes	13	0.0%	(22)	(0.1)%	35	159.1%
Loss from continuing operations	(750)	(2.4)%	(2,049)	(6.9)%	1,299	63.4%
Loss from discontinued operations	(33)	(0.1)%	(158)	(0.5)%	125	79.1%
Net loss	$(783)	(2.5)%	$(2,207)	(7.5)%	$1,424	64.5%

Consolidated

Revenues increased from $29,595 during the three months ended September 30, 2017,  to $31,445 during the three months ended September 30, 2018.  Gearing segment revenues increased by $2,486 compared to the prior year period. The revenue increase was due to improved capacity utilization driven in part by the recovery in demand from O&G customers. The $1,360 increase in Towers and Heavy Fabrications segment revenue was due primarily to a 5% increase in towers sections sold and an increase in the volume of heavy fabrications, partially offset by a lower average sales price on the product mix sold.

Process Systems revenues decreased by $1,899 due to lower customer demand for natural gas turbine content, partially offset by increased sales within mining and other industrial markets.

Gross profit increased by $472, from $1,014 during the three months ended September 30, 2017, to $1,486 during the three months ended September 30, 2018.  Gross margin increased from 3.4% during the three months ended September 30, 2017, to 4.7% during the three months ended September 30, 2018.  The increase in gross profit was primarily attributable to improved plant utilization in our Towers and Gearing facilities.

Operating  expenses increased from $2,845 during the three months ended September 30, 2017, to $4,098 during the three months ended September 30, 2018. The increase was attributable primarily to the $1,394 reversal of the Red Wolf earn-out reserve in the prior year, partially offset by lower corporate salaries and benefits expense in the current year period. Operating expenses as a percentage of sales increased from 9.6% in the prior-year quarter to 13.0% in the current-year quarter.

Loss from continuing operations decreased from $2,049 during the three months ended September 30, 2017, to $750 during the three months ended September 30, 2018, as a result of the factors described above and a $2,249 gain recognized on the NMTC Transaction.

Net loss decreased from $2,207 during the three months ended September 30, 2017, to  $783 during the three months ended September 30, 2018, as a result of the factors described above.

Towers and Heavy Fabrications Segment

The following table summarizes the Towers and Heavy Fabrications segment operating results for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
	2018	2017
Orders	$3,767	$1,764
Revenues	17,331	15,971
Operating loss	(755)	(1,473)
Operating margin	(4.4)%	(9.2)%

 Towers and Heavy Fabrications segment orders were higher than the prior year quarter due to an increase in mining and industrial demand.  Towers and Heavy Fabrications segment revenues increased by $1,360, from $15,971 during the three months ended September 30, 2017 due to a 5% increase in towers sections sold and an increase in demand for heavy fabrications from mining and other industrial customers, partially offset by a  lower average sales price on the tower sold.

Towers and Heavy Fabrications segment operating loss improved by $718, from a loss of $1,473 during the three months ended September 30, 2017, to a loss of $755 during the three months ended September 30, 2018.  The improvement was primarily attributable to higher production volumes resulting in better plant utilization and the benefit of reduced overhead and operating expenses. The operating margin improved from (9.2%) during the three months ended September 30, 2017, to (4.4%) during the three months ended September 30, 2018.

Gearing Segment

The following table summarizes the Gearing segment operating results for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
	2018	2017
Orders	$11,530	$10,566
Revenues	10,056	7,570
Operating income (loss)	346	(396)
Operating margin	3.4%	(5.2)%

 Gearing segment orders increased $964 primarily due to the timing of replacement gearing orders from a  wind customer. As a result of the continued O&G market recovery, revenue increased from $7,570 during the three months ended September 30, 2017, to $10,056 during the three months ended September 30, 2018.

The Gearing segment operating profit improved by $742, from a loss of $396 during the three months ended September 30, 2017, to income of $346 during the three months ended September 30,  2018.  The improvement was primarily attributable to increased plant utilization and higher productivity, partially offset by higher commission expenses. Operating margin was 3.4%  during the three months ended September 30, 2018, an increase from (5.2%) during the three months ended September 30, 2017.

 Process Systems Segment

The following table summarizes the Process Systems segment operating results for the three months ended September 30, 2018:

	Three Months Ended
	September 30,
	2018	2017
Orders	$4,420	$5,345
Revenues	4,155	6,054
Operating (loss) income	(917)	115
Operating margin	(22.1)%	1.9%

Process Systems segment orders decreased $925, from $5,345 during the three months ended September 30, 2017, to $4,420 during the three months ended September 30, 2018. The decrease in orders is due to lower customer demand for natural gas turbine content. Process Systems segment revenues decreased by $1,899, from $6,054 during the three months ended

September 30,  2017, to $4,155 during the three months ended September 30, 2018 primarily due to lower customer demand for natural gas turbine content, partially offset by increased sales to other industrial customers.

The Process Systems segment operating income decreased by $1,032, from income of $115 during the three months ended September 30, 2017, to a loss of $917 during the three months ended September 30, 2018 primarily due to lower customer demand. Partially offsetting this was the benefit of improved plant utilization supporting mining and other industrial customers. The operating margin decreased from 1.9% during the three months ended September 30, 2017, to (22.1%) during the three months ended September 30, 2018.

Corporate and Other

Corporate and Other expenses increased by $1,209, from $77 during the three months ended September 30, 2017, to $1,286 during the three months ended September 30, 2018. The increase was primarily attributable to the reversal of the accrued Red Wolf earn-out reserve of $1,394 in the prior year, partially offset by a reduction in salaries and benefits of $382.

Nine months ended September 30, 2018, Compared to Nine months ended September 30, 2017

The Condensed Consolidated Statement of Operations table below should be read in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

	Nine Months Ended September 30,				2018 vs. 2017
		% of Total		% of Total
	2018	Revenue	2017	Revenue	$ Change	% Change
Revenues	$98,193	100.0%	$129,017	100.0%	$(30,824)	(23.9)%
Cost of sales	94,228	96.0%	117,757	91.3%	(23,529)	(20.0)%
Restructuring	388	0.4%	—	—%	388	100.0%
Gross profit	3,577	3.6%	11,260	8.7%	(7,683)	(68.2)%
Operating expenses
Selling, general and administrative expenses	10,020	10.2%	10,711	8.3%	(691)	(6.5)%
Impairment charges	4,993	5.1%	—	—%	4,993	100.0%
Intangible amortization	1,413	1.4%	1,293	1.0%	120	9.3%
Restructuring	36	0.0%	—	—%	36	100.0%
Total operating expenses	16,462	16.8%	12,004	9.3%	4,458	37.1%
Operating (loss) income	(12,885)	(13.1)%	(744)	(0.6)%	(12,141)	(1,631.9)%
Other (expense) income
Interest expense, net	(1,022)	(1.0)%	(584)	(0.5)%	(438)	(75.0)%
Other, net	2,243	2.3%	17	0.0%	2,226	13,094.1%
Total other expense, net	1,221	1.2%	(567)	(0.4)%	1,788	315.3%
Net (loss) income before benefit for income taxes	(11,664)	(11.9)%	(1,311)	(1.0)%	(10,353)	(789.7)%
Benefit for income taxes	(20)	(0.0)%	(5,056)	(3.9)%	5,036	99.6%
Income (loss) from continuing operations	(11,644)	(11.9)%	3,745	2.9%	(15,389)	(410.9)%
Loss from discontinued operations, net of tax	(93)	(0.1)%	(405)	(0.3)%	312	77.0%
Net (loss) income	$(11,737)	(12.0)%	$3,340	2.6%	$(15,077)	(451.4)%

Consolidated

Revenues decreased from $129,017 during the nine months ended September 30, 2017,  to $98,193 during the nine months ended September 30, 2018.  Lower sales in our Towers and Heavy Fabrications segment of $41,055 were partially offset by the  higher sales in the Gearing segment of $9,983 and higher sales in the Process Systems segment of $368. The Towers and Heavy Fabrications segment revenue decrease was due primarily to a 40% decrease in towers sections sold and a lower average sales price on the product mix sold. Partially offsetting the impact of the decrease in towers sections sold was an increase in the volume of Heavy Fabrications due primarily to the recovery in mining and other industrial markets and the expansion of our machining capabilities. Gearing segment revenues increased due to improved order intake beginning in the second half of 2017, primarily resulting from the recovery in demand from O&G customers and growth in volumes of gearboxes.

Gross profit decreased by $7,683, from $11,260 during the nine months  ended September 30, 2017, to $3,577 during the nine months ended September 30, 2018.  Gross margin decreased from 8.7% during the nine months ended September 30, 2017, to 3.6% during the nine months ended September 30, 2018.  The decrease in gross profit was primarily attributable to lower capacity utilization in the tower plants early in 2018 following a near shutdown at year end 2017 as our major customer rebalanced inventories. This decrease was partially offset by a $1,901 improvement in gross profit in our Gearing segment due to improved plant utilization and higher productivity.

Operating  expenses increased from $12,004 during the nine months ended September 30, 2017,  to $16,462 during the nine months  ended September 30, 2018. The increase was primarily attributable to the $4,993 goodwill impairment charge recognized during the second quarter of 2018 and the $254 change in the Red Wolf earn-out release in the current year compared to the prior year. This was partially offset by a reduction in salaries and benefits of $1,243 in response to lower activity levels compared to the prior year period. As a result of the items described above, operating expenses as a percentage of sales increased from 9.3% in the first three quarters of 2017 to 16.8% in the first three quarters of 2018.

Income from continuing operations decreased from income of $3,745 during the nine months ended September 30, 2017, to a loss of $11,644 during the nine months ended September 30, 2018, as a result of the factors described above, partially offset by a $2,249 gain recognized on the NMTC Transaction during the current year.

Net income decreased from income of $3,340 during the nine months ended September 30, 2017, to a net loss of $11,737 during the nine months ended September 30, 2018, as a result of the factors described above in addition to the absence of a $5,034 benefit from income taxes in the prior year due to the release of a portion of the tax provision related to the acquisition of Red Wolf.

Towers and Heavy Fabrications Segment

The following table summarizes the Towers and Heavy Fabrications segment operating results for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
Orders	$21,080	$32,331
Revenues	58,139	99,194
Operating (loss) income	(1,535)	7,177
Operating margin	(2.6)%	7.2%

Towers orders decreased from the nine months ended September 30, 2017. This decrease was partially offset by increased heavy fabrication orders for the nine months ended September 30, 2018 due to the recovery in mining and other industrial markets. Towers and Heavy Fabrications segment revenues decreased by $41,055, from $99,194 during the nine months ended September 30, 2017 due to a  40% reduction in towers sections sold and a lower average sales price on the product mix sold. Partially offsetting the impact of the decrease in towers sections sold was an increase in heavy fabrications due primarily to the recovery in mining and other industrial markets.

Towers and Heavy Fabrications segment operating income decreased by $8,712, from income of $7,177 during the nine months ended September 30, 2017, to a loss of $1,535 during the nine months ended September 30, 2018.  The reduction was primarily attributable to lower tower production volumes, a less favorable product mix and start-up costs associated with restoring production levels as we ramped up activity during the first quarter following a near shutdown in late 2017. This was partially offset by a reduction in manufacturing overhead and productivity improvements. The operating margin decreased from 7.2% during the nine months ended September 30, 2017, to a loss of 2.6% during the nine months ended September 30, 2018.

Gearing Segment

The following table summarizes the Gearing segment operating results for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
Orders	$33,044	$29,530
Revenues	27,494	17,511
Operating loss	(941)	(2,562)
Operating margin	(3.4)%	(14.6)%

Gearing segment orders increased $3,514 from the nine months ended September 30, 2017, primarily due to the recovery in demand from O&G and strong demand from wind customers. As a result of the recovery in order intake that began in the prior year, revenue increased from $17,511 during the nine months ended September 30, 2017, to $27,494 during the nine months ended September 30, 2018.

The Gearing segment operating loss improved by $1,621, from $2,562 during the nine months ended September 30, 2017, to $941 during the nine months ended September 30,  2018. The operating loss narrowed as a result of the revenue increase, which was partially offset by the impact of supply chain disruptions and general manufacturing inefficiencies during the first half of 2018, as well as increased commissions and overhead costs to support higher production levels. The operating margin improved based on the above items from (14.6%) during the nine months ended September 30, 2017, to (3.4%) during the nine months ended September 30, 2018.

Process Systems Segment

The following table summarizes the Process Systems segment operating results for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
Orders	$12,390	$13,404
Revenues	12,680	12,312
Impairment charges	4,993	-
Operating loss	(7,581)	(1,805)
Operating margin	(59.8)%	(14.7)

Process Systems segment orders decreased $1,014 from $13,404 during the nine months ended September 30, 2017, to $12,390 during the nine months ended September 30, 2018 due to weaker natural gas turbine component demand, partially offset by higher sales to other industrial customers. Process Systems segment revenues increased by $368, from $12,312 during the nine months ended September 30, 2017, to $12,680 during the nine months ended September 30, 2018 due to the recovery in mining and other industrial markets and the full year impact of the Red Wolf acquisition which closed in February of 2017.

The Process Systems segment operating loss increased by $5,776, from $1,805 during the nine months ended September 30, 2017, to $7,581 during the nine months ended September 30, 2018 primarily due to the $4,993 impairment charge resulting from the write-off of goodwill and $424 of restructuring costs related to the Heavy Abilene facility. The operating margin decreased from (14.7%) during the nine months ended September 30, 2017, to (59.8%) during the nine months ended September 30, 2018.

Corporate and Other

Corporate and Other expenses decreased by $726, from $3,554 during the nine months ended September 30, 2017, to $2,828 during the nine months ended September 30, 2018. The decrease was primarily attributable to lower salaries and benefits expense of $738, partially offset by the $254 change in the Red Wolf earn-out release in the current period compared to the prior year.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2018, cash and cash equivalents totaled $142, in line with the $78 balance as of December 31, 2017.  Cash balances remain minimal as operating receipts and disbursements flow through our Credit Facility, which is in a drawn position. Debt and capital lease obligations at September 30, 2018 totaled $23,216.  As of September 30, 2018, we had the ability to borrow up to an additional $5,811 under the Credit Facility (as defined in Note 8 “Debt and Credit Agreements” in the notes to our condensed consolidated financial statements). On July 31, 2018, we entered into an At Market Issuance Sales Agreement (the "ATM Agreement") with Roth Capital Partners, LLC (the “Agent”). Pursuant to the terms of the ATM Agreement, we may sell from time to time through the Agent shares of the Company's common stock, par value $0.001 per share with an aggregate sales price of up to $10,000. The Company will pay a commission to the Agent of 3% of the gross proceeds of the sale of the shares sold under the ATM Agreement and reimburse the Agent for the expenses of their counsel. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances, the Credit Facility, additional equipment financing, and access to the public or private debt equity markets, including the option to raise capital from the sale of our securities under the Form S-3.

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

On May 3, 2018, we executed the Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”), waiving our non-compliance with the minimum EBITDA covenant through March 31, 2018. The Fourth Amendment, among other changes, amends the minimum EBITDA thresholds through the period ending June 30, 2018 and adjusts the definition of EBITDA to add back certain restructuring expenses. We were in compliance with all debt covenants at September 30, 2018.

On October 26, 2018, we executed the Fifth Amendment to Loan and Security Agreement which eliminated the Fixed Charge Coverage Ratio and capital expenditure covenants as of the period ending December 31, 2018, and modified the minimum EBITDA covenant through June 30, 2019.

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

Sources and Uses of Cash

Operating Cash Flows

During the nine months ended September 30, 2018, net cash used in operating activities totaled $7,233, compared to net cash used in operating activities of $6,627 for the nine months ended September 30, 2017. The operating cash outflow remained consistent versus the prior year despite lower operating income because in 2017 customer deposits declined as our largest tower customer slowed orders in order to correct inventories during the second half of 2017. Operating working capital increased in the current year primarily as a result of the slow-down in the timing of customer payments.

Investing Cash Flows

During the nine months ended September 30, 2018, net cash used in investing activities totaled $1,435, compared to net cash used in investing activities of $19,245 during the nine months ended September 30, 2017. The decrease in net cash used in investing activities as compared to the prior-year period was primarily due to the $16,449 cash paid for the Red Wolf acquisition and a $4,532 decrease in net investments in property and equipment partially offset by the $3,171 liquidation of available-for-sale securities in 2017.

Financing Cash Flows

During the nine months ended September 30, 2018, net cash provided by financing activities totaled $8,804, compared to net cash provided by financing activities of $7,213 for the nine months ended September 30,  2017.  The increase in net cash provided by financing activities as compared to the prior-year period was primarily due to the proceeds of long-term debt of $2,060, partially offset by payments on long-term debt of $536 during the nine months ended September 30, 2018.

Other

We also entered into a $570 loan agreement with the Development Corporation of Abilene which is included in Long-term debt, less current maturities. The loan is forgivable upon meeting and maintaining specific employment thresholds. In addition, we have outstanding notes payable for capital expenditures in the amount of $2,109 and $1,146 as of September 30, 2018 and December 31, 2017, respectively,  with $919 and $804 included in the Line of Credit, NMTC and other notes payable line item as of September 30, 2018 and December 31, 2017, respectively. The notes payable have monthly payments that range from $3 to $36 and an interest rate of 5%.  The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from April 2020 to May 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions  with respect to the following: (i) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (ii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iii) our ability to continue to grow our business organically and through acquisitions; (iv) our production, sales, collections, customer deposits and revenues generated by new customer orders and the resulting cash flows; (v) the sufficiency of our liquidity and alternate sources of funding, if necessary; (vi) our ability to realize revenue from customer orders and backlog; (vii) our ability to operate our business efficiently, manage capital expenditures and costs effectively, and generate cash flow; (viii) the economy and the potential impact it may have on our business, including our customers; (ix) the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (x) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xi) the effects of the change of administrations in the U.S. federal government; (xii) our ability to successfully integrate and operate the business of Red Wolf Company, LLC and to identify, negotiate and execute future acquisitions; (xiii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; and (xiv) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual results to be materially different from the forward-looking statements including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and in subsequent filings, including the amended and restated risk factors set forth under the caption  “Risk Factors” in Item 1A of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such are not required to provide information under this Item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is incorporated herein by reference to Note 12, “Legal Proceedings” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

There have been material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. These risk factors were amended and restated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

Not Applicable

Item 6.Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

Exhibit Number	Exhibit
10.1

At Market Issuance Sales Agreement, dated July 31, 2018, by and among the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 31, 2018)

10.2

Fifth Amendment to Loan and Security Agreement, dated October 26, 2018 among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Towers, Inc.,  Red Wolf Company, LLC and CIBC Bank USA*

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
101

The following financial information from this Form 10-Q of Broadwind Energy, Inc. for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND ENERGY, INC.

October 30, 2018	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
President, Chief Executive Officer
(Principal Executive Officer)
October 30, 2018	By:	/s/ Jason L. Bonfigt
Jason L. Bonfigt
Vice President, Chief Financial Officer (Principal Financial Officer)