Form 10-K
period 2018-12-31
BROADWIND ENERGY, INC.
filed 2019-02-26
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001- 34278

BROADWIND ENERGY, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State of or other jurisdiction of incorporation or organization)	88-0409160 (I.R.S. Employer Identification No.)
3240 S. Central Avenue Cicero, Illinois (Address of principal executive offices)	60804 (Zip code)
Registrant’s telephone number, including area code: (708) 780-4800

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of Class	Name of Exchange on which Registered
Preferred Stock Purchase Rights	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of Class	Name of Exchange on which Registered
Common Stock, $0.001 par value	The NASDAQ Capital Market

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period to comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b‑2 of the Exchange Act. Yes ☐ No ☒

As of June 30, 2018 the aggregate market value of the Registrant’s voting common stock held by non‑affiliates of the Registrant was approximately $28,651,000, based upon the $2.36 per share closing sale price of the Registrant’s common stock as reported on the NASDAQ Capital Market. For purposes of this calculation, the Registrant’s directors and executive officers and holders of 5% or more of the Registrant’s outstanding shares of voting common stock have been assumed to be affiliates, with such affiliates holding an aggregate of 3,330,000 shares of the Registrant’s voting common stock on June 30, 2018.

The number of shares of the Registrant’s common stock, par value $0.001, outstanding as of February 22, 2019, was 15,708,685.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

BROADWIND ENERGY, INC.

FORM 10‑K

PART I

Cautionary Note Regarding Forward‑Looking Statements

This Annual Report on Form 10 K (“Annual Report”) contains “forward looking statements”— that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward looking statements. Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following: (i) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (ii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iii) our ability to continue to grow our business organically and through acquisitions; (iv) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (v) the sufficiency of our liquidity and alternate sources of funding, if necessary; (vi) our ability to realize revenue from customer orders and backlog; (vii) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (viii) the economy and the potential impact it may have on our business, including our customers; (ix) the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (x) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xi) the effects of the change of administrations in the U.S. federal government; (xii) our ability to successfully integrate and operate companies and to identify, negotiate and execute future acquisitions; (xiii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”; (xiv)  the limited trading market for our securities and the volatility of market price for our securities; and (xv) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

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

Business Overview

We provide technologically advanced high‑value products to energy, mining and infrastructure sector customers, primarily in the United States of America (the “U.S.”). Our most significant presence is within the U.S. wind energy industry, although we have diversified into other industrial markets in order to improve our capacity utilization, reduce our customer concentrations, and reduce our exposure to uncertainty related to governmental policies currently impacting the U.S. wind energy industry. The December 2015 multi-year extension of the federal Production Tax Credit (the “PTC”) and the Investment Tax Credit (“ITC”) for new wind energy development projects have helped stabilize wind energy markets for the medium term. Within the U.S. wind energy industry, we provide products primarily to wind turbine manufacturers. We also provide precision gearing and heavy fabrications to a broad range of industrial customers for oil and gas (“O&G”), mining, steel and other industrial applications.

On February 1, 2017, we acquired Red Wolf Company, LLC (“Red Wolf”), a Sanford, North Carolina-based, privately held fabricator, kitter and assembler of industrial systems primarily supporting the global natural gas turbine market, for approximately $18,983. Red Wolf is being operated as a wholly-owned subsidiary, as more fully described in Note 21, “Business Combinations” in the notes to our consolidated financial statements.  The Red Wolf acquisition enables us to expand our market reach, competencies, capabilities and customer relationships.  The Red Wolf acquisition aligns with our growth strategy focused on expanding and diversifying our business through organic growth and strategic bolt-on acquisitions.  Red Wolf’s operations are reported in the “Process Systems” segment.

In December of 2015, we substantially completed the divestiture of our Services segment. Consequently, this segment has been reported as a discontinued operation. All current and prior period financial results have been revised to reflect these changes. As a result of the 2017 Red Wolf acquisition and the divestiture of the Services segment, we revised our segment presentation to include three reportable operating segments: Towers and Weldments, Gearing, and Process Systems. See Note 16 “Segment Reporting” in the notes to our consolidated financial statements for further discussion of our segments. In the fourth quarter 2017, the Towers and Heavy Fabrications segment changed its name from “Towers and Weldments” to “Towers and Heavy Fabrications” to more accurately reflect the nature of the segment’s activities.

In 2018,  49% of our sales were linked to new wind energy installations, representing a reduction in concentration from 72% in 2017, as we diversified our sales across end markets and experienced lower demand for towers. The market for new U.S. wind energy installations is affected by a number of factors, including: (i) economic growth and the associated demand for new electricity generation; (ii) the cost of competing energy sources, primarily natural gas and solar power; (iii) federal and state‑level renewable energy development incentives; (iv) available transmission infrastructure and the proliferation of smart grid technology; (v) improvements in wind energy cost competitiveness resulting from the maturation of technologies and services within the wind energy industry; and (vi) state and federal government actions relating to regulation of carbon emissions.

The highest impact development incentive has been the PTC for new wind energy projects. Legislative support for the PTC has been intermittent since its introduction in 1992, which has caused volatility in the demand for new wind energy projects.  The PTC extension in 2015 for a five-year period phases-out the amount of the credit allowed over time based on the year when construction of the wind project is started. The phase-out schedule provides for: 100% extension of the credit for projects commenced before the end of 2016, 80% for projects commenced in 2017, 60% in 2018 and 40% in 2019. Qualifying projects must either be completed within three years from their commencement or the developer must demonstrate that they are in continuous construction between commencement and completion.

The market for wind towers is closely correlated to the demand for new wind turbines. However, demand for our towers is also reflective of the level of market competition, the strength of our customer relationships and the proximity of our plants to wind farm development sites, the economics and availability of imported towers, as well as other factors. In 2016, orders for our wind towers were strong, driven by a multi-year baseload order received in response to the PTC extension. Our orders have declined since, and in 2017, were impacted by the consolidation of our two largest customers, and their decision to reduce inventories of towers and other turbine components globally.  In 2018,  we were also adversely impacted by steel plate availability and pricing issues primarily attributable to steel tariffs introduced in early 2018.

Outside of the market for wind energy installations, we serve a number of other industrial markets, including O&G development and extraction, mining, gas-fired turbines, and steel production. The market for O&G equipment and mining equipment rebounded early in 2017 as prices recovered significantly in response to changes in the supply and demand balance. Due to the rebound in the market conditions, we have raised production in order to meet our customers’ demand. Outside of towers manufactured to support the wind energy market, our products include gearboxes (both new and rebuilt), loose gearing, heavy fabrications and components for gas turbines. The following table details the percentage of our revenue generated in each sector for the past two years:

	Annual
	Revenue
	2018	2017
Wind	49%	72%
Industrial	51%	28%
Total	100%	100%

Business and Operating Strategy

We intend to capitalize on the markets for wind energy, gas turbines, O&G, mining, and other industrial verticals in North America by leveraging our core competencies in welding, manufacturing, assembling and kitting. Our strategic objectives include the following:

•

Improve our commercial efforts and expand and diversify our customer base.  In 2018, sales derived from our top five customers represented 78% of total sales, a modest improvement in customer diversification as compared to 85% in 2017. To reduce the concentration of sales and our wind energy industry concentration, we have focused our market research activities and our sales force on expanding and diversifying our customer base. The Red Wolf acquisition in early 2017 further improved our customer and end market diversification.

•

Improve capacity utilization and profitability.  We are working to improve our capacity utilization and financial results by leveraging our existing manufacturing capacity and adjusting capacity where we can, in response to changing market conditions. Tower and gear manufacturing each require significant capital investments. We have manufacturing capacity available that could support a significant increase in our annual revenues, particularly for gearing and heavy fabrications.  In 2018, we completed a multi-year rationalization of our operational footprint, which significantly reduced our cumulative square footage through the sale or exit of several operational locations.

•

Reduce fixed manufacturing costs and operating expenses to improve profitability. In response to decreased tower demand from our customers in 2017, we reduced our cost structure by $2.3 million in 2017 and an additional $2.3 million in 2018.  In our Towers and Heavy Fabrications segment, we are expanding production capabilities and leveraging our fabrication competencies to support growth in mining, construction, and other industrial markets. In our Gearing segment, after several years of reducing workforce and selling excess gear cutting and grinding equipment, we are modestly increasing our production capabilities in response to improving market conditions. Outside of Gearing, we have focused on reducing professional fees and expenses, lowering our administrative costs and eliminating non-critical overhead positions.

•

Improve production technology and operational efficiency.  We believe that the proper coordination and integration of the supply chain, consistent use of systems to manage our production activities and “Continuous Improvement” initiatives are key factors that enable high operating efficiencies, increased reliability, better delivery and lower costs. We have introduced robust Advanced Product Quality Processes (APQP) to support the introduction of new products. We have developed better supply chain expertise, worked with lean enterprise resources, upgraded and improved systems utilization and invested capital to help enhance our operational efficiency and flexibility. We have staffed our operations with Continuous Improvement experts in order to optimize our production processes to increase output, leverage our scale and lower our costs while maintaining product quality.

COMPANY HISTORY

We were incorporated in 1996 in Nevada as Blackfoot Enterprises, Inc., and through a series of subsequent transactions, became Broadwind Energy, Inc., a Delaware corporation, in 2008. Through acquisitions in 2007 and 2008, we focused on expanding upon our core platform as a wind tower component manufacturer, established our Gearing segment, and developed our Heavy Fabrications capabilities. In early 2017, we acquired Red Wolf, a kitter and assembler of industrial components primarily supporting the global gas turbine market.

SALES AND MARKETING

We market our towers, gearing, kitting and heavy fabrications products through a direct sales force and independent sales agents. Our sales and marketing strategy is to develop and maintain long‑term relationships with our energy and infrastructure sector customers. Within the wind energy industry, our customer base consists primarily of wind turbine manufacturers who supply end‑users and wind farm operators with wind turbines and wind farm operators who use our replacement gears in their installed turbines. Within the O&G and mining industries, our customer base consists of manufacturers of hydraulic fracturing and mud pumps, drilling and production equipment, mining equipment, and off‑highway vehicles. Within the gas turbine industry, our customers supply end-users with natural gas turbines and after-market replacement and efficiency upgrade packages. To support the efforts of our sales force, we utilize a number of marketing tactics to build our brand and position and promote our products. Our efforts include participation in industry conferences, media relations, use of social media and other channels and use of our website to connect with customers.

COMPETITION

Each of our businesses faces competition from both domestic and international companies. The December 2015 extension of the PTC attracted additional investment and competition for wind towers.  The industrial gearing industry has experienced consolidation of producers and acquisitions by strategic buyers in response to strong international competition, although recent tariff and trade uncertainties have caused buyers to shift more of their purchases to domestic gear manufacturers.

For our Towers and Heavy Fabrications segment, the largest North American based competitor is Arcosa Inc., which was formerly a Trinity Industries company. Other competitors include Vestas Wind Systems, which has periodically produced towers for third party customers in addition to meeting its own captive tower requirements, and Marmen Industries, a Canadian company that also has a production facility in the U.S. We also face competition from imported towers, although imports from China and Vietnam have substantially ceased following a determination by the U.S. International Trade Commission (“USITC”) in 2013 that wind towers from those countries were being sold in the U.S. at less than fair value. As a result of the determination, the U.S. Department of Commerce (“USDOC”) issued antidumping and countervailing duty orders on imports of wind towers from China and an antidumping duty order on imports of towers from Vietnam, which are currently under review for a five-year extension. In May 2018, the U.S. Court of Appeals affirmed the decision from the U.S. Court of International Trade resulting in CS Wind Vietnam being excluded from the antidumping order. U.S. tariffs have been imposed on imported steel, but have not been applied to fabricated wind towers, which has increased competition from other international competitors.  We continue to monitor wind tower imports.

In our Gearing segment, which is focused on the O&G, wind energy, mining and steel markets, our key competitors in a fragmented market include Overton Chicago Gear, Cincinnati Gearing Systems, Merit Gear, Milwaukee Gear and Horsburgh & Scott. In addition, we compete with the internal gear manufacturing capacity of relevant equipment manufacturers and face competition from foreign competitors.

In our Process Systems segment, which is primarily focused on the gas turbine market, our key competitors include Gexpro and other small independent companies.

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

BACKLOG

We sell our towers under either supply agreements or individual purchase orders (“POs”), depending on the size and duration of the purchase commitment. Under the supply agreements, we typically receive a purchase commitment for towers to be delivered in future fiscal quarters, then receive POs on a periodic basis depending upon the customer’s forecast of production volume requirements within the contract terms. For our Gearing and Process Systems segments, sales are generally based on individual POs. As of December 31, 2018, the dollar amount of our backlog believed to be firm under our supply agreements and POs awarded was approximately $96 million. This represents a 30% decrease from the backlog at December 31, 2017,  which is due in part to the run-off of a three-year tower framework agreement in mid-2016, against which we are still delivering. The reduction in tower backlog has been partially offset by higher gearing orders due to strong demand from mining and wind customers, and an increase in heavy fabrication orders due to strong mining and industrial demand.

SEASONALITY

The majority of our business is not affected by seasonality.

EMPLOYEES

We had 425 employees at December 31, 2018, of which 378 were in manufacturing related functions and 47 were in administrative functions. As of December 31, 2018, approximately 23% of our employees were covered by collective bargaining agreements with local unions in our Cicero, Illinois and Neville Island, Pennsylvania locations. The five-year collective bargaining agreement with the Neville Island union was renegotiated in November 2017, and is expected to remain in effect through October 2022. A  new four-year collective bargaining agreement with the Cicero union was negotiated in the third quarter of 2018 and is expected to remain in effect through February 2022. We believe that our relationship with our employees is generally positive.

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

Outside of these directed buys, we operate a multiple supplier sourcing strategy and source our raw materials through various suppliers located throughout the U.S. and abroad. We generally do not have long‑term supply agreements with our raw materials suppliers, and closely match terms with those of our customers to limit our exposure to commodity price fluctuations. We believe that we will be able to obtain an adequate supply of steel and other raw materials in 2019 to meet our manufacturing requirements, although from time to time we have faced shortages of specific grades of steel. Our business has been impacted by steel plate availability and pricing issues primarily attributable to steel tariffs introduced in early 2018. We have made modifications to our supply chain management practices to deal more effectively with potential disruptions arising from these purchasing practices.

QUALITY CONTROL

We have a long‑standing focus on processes for ensuring the manufacture of high‑quality products. To achieve high standards of production and operational quality, we implement strict and extensive quality control and inspections throughout our production processes. We maintain internal quality controls over all core manufacturing processes and carry out quality assurance inspections at the completion of each major manufacturing step to ensure the quality of our products. The manufacturing process at our Gearing segment, for example, involves transforming forged steel into precision gears through cutting, heat treating, testing and finishing. We inspect and test raw materials before they enter the assembly process, re‑test the raw materials after rough machining, test the functioning of gear teeth and cores after thermal treatment and accuracy test final outputs for compliance with product specifications. We believe our investment in industry‑leading heat treatment, high precision machining, specialized grinding technologies and cutting‑edge welding has contributed to our high product reliability and the consistent performance of our products under varying operating conditions. All of our core operating facilities are ISO 9001:2015 certified.

CUSTOMERS

We manufacture products for a variety of customers in the wind energy, O&G, mining and other infrastructure industries. The majority of our wind energy industry customer base consists of wind turbine manufacturers who supply wind farm operators and wind farm developers with completed wind turbines. In the other industrial sectors, we sell our products through our trained sales force or through manufacturers’ representatives to a wide variety of customers. The wind turbine market is very concentrated. According to Wood Mackenzie Power & Renewables 2018 industry data, the top four wind turbine manufacturers constituted approximately 98% of the U.S. market. As a result, although we have historically produced towers for most of these global wind turbine manufacturers, in any given year a limited number of customers have accounted for the majority of our revenues. Sales to Siemens Gamesa Renewable Energy (“SGRE”) and Gardner Denver represented greater than 10% of our consolidated revenues for the year ended December 31, 2018. Sales to SGRE represented greater than 10% of our consolidated revenues for the year ended December 31, 2017. The loss of one of these customers could have a material adverse effect on our business, results of operation or financial condition. As a result, we are seeking to diversify our customer base.

WORKING CAPITAL

Our primary customers are wind turbine manufacturers and various other industrial customers. In general, we produce to order rather than to stock. For wind towers, the industry has historically used customized contracts with varying terms and conditions between suppliers and customers, depending on the specific objectives of each party. Our practices mirror this historical industry practice of negotiating agreements on a case‑by‑case basis. As a result, working capital needs, including levels of accounts receivable (“A/R”), customer deposits and inventory, can vary significantly from quarter to quarter based on the contractual terms associated with each quarter’s sales, such as whether and when we are required to purchase and supply steel pursuant to such sales.

In analyzing our liquidity, an important short-term factor is our use of operating working capital (“OWC”) in relationship to revenue. OWC is comprised of A/R and inventories, net of accounts payable (“A/P”) and customer deposits. Our OWC at December 31, 2018 was $5,000 or 5% of trailing three months of sales annualized. This is a decrease of $6,376 from December 31, 2017, when OWC was $11,376, or 16% of trailing three months of sales annualized.  The decrease in total OWC was driven by increased customer deposits received in late 2018, due to higher scheduled production levels in our Towers and Heavy Fabrications segment for 2019.

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

As a supplier of products to wind turbine manufacturers, our results of operations (like those of our customers) are subject to general economic conditions, and specifically to the state of the wind energy market. In addition to the state and federal government policies supporting renewable energy described above, the growth and development of the larger wind energy market in North America is subject to a number of factors, including, among other things:

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

Our ability to comply with the restrictive covenants contained in our debt instruments, to make scheduled payments on our existing or future debt obligations, and to fund our operations will depend on our future financial and operating performance.  Such performance is, to a significant extent, subject to general economic, financial, competitive and other factors that are beyond our control.  If assumptions regarding our production, sales and subsequent collections from certain of our large customers, as well as customer deposits and revenues generated from new customer orders, are materially inconsistent with actual results, or any future restructuring efforts are not successful, we may encounter cash flow and liquidity issues.  Additionally, new or existing customers may request acceleration of production or we may accept new orders or modify existing orders to purchase steel opportunistically or to build products with deposits, which will reduce our liquidity. There can be no assurances that our operations will generate sufficient cash flows to enable us to maintain compliance with the restrictive covenants contained in our debt instruments, pay our remaining indebtedness or to fund our other liquidity needs. If we cannot make scheduled payments on our debt, we will be in default and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable which could force us to liquidate certain assets or alter our business operations or debt obligations, and we could be forced into a restructuring, bankruptcy or liquidation.  We cannot assure you that we will be able to do any of the foregoing on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders. In addition, raising capital in the equity capital markets could result in limitations on our ability to use our net operating loss carryforwards.

Borrowings under our Credit Facility and other variable rate indebtedness may use the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate. LIBOR is the subject of recent regulatory guidance and proposals for reform, which may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments with respect to LIBOR cannot be entirely predicted, but could result in an increase in the cost of our variable rate indebtedness causing a negative impact on our financial position and operating results.

We are substantially dependent on a few significant customers.

Historically, the majority of our revenues are highly concentrated with a limited number of customers. In 2018, two customers, Siemens Gamesa Renewable Energy (“SGRE”) and Gardner Denver, accounted for more than 10% of our consolidated revenues, and our five largest customers accounted for 78% of our consolidated revenues. Certain of our customers periodically have expressed their intent to scale back, delay or restructure existing customer agreements, which has led to reduced revenues from these customers. It is possible that this may occur again in the future. As a result, our operating profits and gross margins have historically been negatively affected by significant variability in production levels, which has created production volume inefficiencies in our operations and cost structures.

The U.S. wind energy industry is significantly impacted by tax and other economic incentives and political and governmental policies. A significant change in these incentives and policies could significantly impact our results of operations and growth.

We sell towers to wind turbine manufacturers who supply wind energy generation facilities. The U.S. wind energy industry is significantly impacted by federal tax incentives and state Renewable Portfolio Standards (“RPS’s”). Despite recent reductions in the cost of wind energy, due to variability in wind quality and consistency, and other regional differences, wind energy may not be economically viable in certain parts of the country absent such incentives. These programs have provided material incentives to develop wind energy generation facilities and thereby impact the demand for our products. The increased demand for our products that generally results from the credits and incentives could be impacted by the expiration or curtailment of these programs.

One such federal government program, the PTC, provides economic incentives to the owners of wind energy facilities in the form of a tax credit. The PTC has been extended several times since its initial introduction in 1992. The FY16 Omnibus Appropriations Bill, passed on December 18, 2015, included a five-year extension and phase-down of the PTC, as well as providing the option to elect the ITC for wind energy projects. As a result, the PTC has been extended at full value for projects commenced by the end of 2016, was reduced to 80% of full value for projects commenced in 2017, 60% for projects commended in 2018, and 40% for projects commenced in 2019. Similarly, for the ITC election, projects that started construction in 2015 and 2016 are eligible for a full 30% ITC, and projects that start construction in 2017, 2018 and 2019 are eligible for an ITC of 24%, 18% and 12%, respectively. As before, the rules allow wind energy projects to qualify so long as construction is started before the end of the respective period and either completed within three years, or under continuous construction between the start date and completion. The PTC tax benefits are available for the first ten years of operation of a wind energy facility, and also applies to significant redevelopment of existing wind energy facilities.

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

U.S. tariffs have been imposed on imported steel, but have not been applied to fabricated wind towers, which has adversely impacted our cost structure and competitiveness relative to imported towers. This has contributed to a general decrease in tower margins, which has reduced the profitability of our business.

The existence of government subsidies available to our competitors in certain countries may affect our ability to compete on a price basis.

In 2013, the U.S. International Trade Commission (“USITC”) determined that wind towers from China and Vietnam were being sold in the U.S. at less than fair value. As a result of that determination, the U.S. Department of Commerce (“USDOC”) issued antidumping and countervailing duty orders on imports of wind towers from China and an antidumping duty order on imports of towers from Vietnam. Since that time, imports of wind towers from those countries have substantially ceased. Those orders expired in 2018 and are currently under review for a five-year extension. There can be no assurance that they will be renewed or extended. Additionally, producers in other countries not subject to those orders may benefit from government subsidies (particularly with respect to the price of steel, the primary raw material used in the production of wind towers) which could lead to increased competition from those producers in the U.S. market, causing us to lose market share and/or reducing our margins.

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

We face significant risks associated with uncertainties resulting from changes to policies and laws with the periodic changes in the U.S. administration as well as risks associated with changes in our relationship with our significant customers.

Changes of administration in the U.S. federal government may affect our business in a manner that currently cannot be reliably predicted, especially given the potentially significant changes to various laws and regulations that affect us. These uncertainties may include changes in laws and policies in areas such as corporate taxation, taxation on imports of internationally-sourced products, international trade including trade treaties such as the North American Free Trade Agreement, environmental protection and workplace safety laws, labor and employment law, immigration and health care, which individually or in the aggregate could materially and adversely affect our business, results of operations or financial condition.

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

Our plans for growth, diversification, and restructuring may not be successful, and could result in poor financial performance.

The Company continues to strategically diversify, restructure and grow the business to improve operational efficiency and meet customer demand. Our diversification efforts further into the natural gas turbine (“NGT”) power generation, O&G, mining and other industries, particularly within our gearing and Heavy Fabrications businesses and through our 2017 acquisition of Red Wolf, may require additional investments in personnel, equipment and operational infrastructure. Moreover, although we have historically participated in most of these lines of business, there is no assurance that we will be able to grow our presence in these markets at a rate sufficient to compensate for a potentially weaker wind energy market. If we are unable to further penetrate these markets, our plans to diversify our operations may not be successful and our anticipated future growth may be adversely affected.

Our restructuring efforts, including the 2018 restructuring plan, may involve occasionally opening or closing facilities to rationalize facility capacity and management structure, and consolidating and increasing efficiencies in certain operations. If the Company is unable to generate anticipated costs savings or successfully implement its strategies, the Company’s financial results could suffer. These efforts and strategies could also have a negative impact on the Company’s relationships, including those with its employees or customers, which could also adversely affect the Company’s financial results.

Our growth efforts through increased production levels at existing facilities, acquisitions and continuous improvement activities such as the proper coordination and integration of the supply chain, the consistent use of systems with respect to production activities, the Advanced Product Quality Processes (APQP) to support the introduction of new products, and the hiring of continuous improvement experts to optimize our production processes, will require coordinated efforts across the Company and continued enhancements to our current operating infrastructure. If the cost of making these changes increases or if our efforts are unsuccessful, the Company may not realize anticipated benefits and our future earnings may be adversely affected.

If our projections regarding the future market demand for our products are inaccurate, our operating results and our overall business may be adversely affected.

We have previously made significant capital investments in anticipation of rapid growth in the U.S. wind energy market. However, the growth in the U.S. wind energy market has not kept pace with our expectations when some of these capital investments were made, and there can be no assurance that the U.S. wind energy market will grow and develop in a manner consistent with our expectations, or that we will be able to fill our capacity through the further diversification of our operations. Our internal manufacturing capabilities have required significant upfront fixed costs. If market demand for our products does not increase at the pace we have anticipated and align with our manufacturing capacity, we may be unable to offset these costs and achieve economies of scale, and our operating results may continue to be adversely affected by high fixed costs, reduced margins and underutilization of capacity which may cause us to continue to incur significant losses and may prevent us from achieving or maintaining profitability. In light of these considerations, we may be forced to reduce our labor force and production to minimum levels, as was done at certain operating locations in both 2017 and 2018, temporarily idle existing capacity or sell to third parties manufacturing capacity that we cannot utilize in the near term, in addition to the steps that we have already taken to adjust our capacity more closely to demand. Alternatively, if we experience rapid increased demand for our products in excess of our estimates, or we reduce our manufacturing capacity, our installed capital equipment and existing workforce may be insufficient to support higher production volumes, which could adversely affect our customer relationships and overall reputation. In addition, we may not be able to expand our workforce and operations in a timely manner, procure adequate resources or locate suitable third party suppliers to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our business could be adversely affected. Our ability to meet such excess customer demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.

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

Our diversification outside of the wind energy market exposes us to business risks associated with the gas turbine, oil and gas, and mining industries, among others, which may slow our growth or penetration in these markets.

Although we have experience in the gas turbine, oil and gas and mining industry markets, these markets have not historically been our primary focus. In further diversifying our business to serve these markets, we face competitors who may have more resources, longer operating histories and more well established relationships than we do, and we may not be able to successfully or profitably generate additional business opportunities in these industries. Moreover, if we are able to successfully diversify into these markets, our businesses may be exposed to risks associated with these industries, which could adversely affect our future earnings and growth. These risks include, among other things:

•	the prices and relative demand for oil, gas, minerals and other commodities;

•	domestic and global political and economic conditions affecting the O&G and mining industries;

•	changes in technology;

•	the price and availability of alternative fuels and energy sources, as well as changes in energy consumption or supply; and

•	federal, state and local regulations, including, among others, regulations relating to hydraulic fracturing and greenhouse gas emissions.

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

We may continue to incur significant losses in the future for a number of reasons, including other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors.

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

We depend on the services of unionized labor and have collective bargaining agreements with certain of our operations workforce at our Cicero, Illinois and Neville Island, Pennsylvania Gearing facilities. The loss of the services of these and other personnel, whether through terminations, attrition, labor strike or otherwise, or a material change in our collective bargaining agreements, could have a material adverse impact on us and our future profitability. In November 2017, a five-year collective bargaining agreement was ratified by the collective bargaining union in our Neville Island facility and is expected to remain in effect through October 2022. A  new four-year collective bargaining agreement with the Cicero union was negotiated in the third quarter of 2018 and is expected to remain in effect through February 2022. As of December 31, 2018, these collective bargaining units represented approximately 23% of our workforce.

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

The global market for wind turbines, as well as for our other manufactured industrial components, is rapidly evolving technologically. Our component manufacturing equipment and technology may not be suited for future generations of products being developed by wind turbine companies. As turbines grow in size, tower manufacturing becomes more complicated and may require investments in new manufacturing equipment. For example, some wind turbine manufacturers are using wind turbine towers made partially or fully from concrete instead of steel. To maintain a successful business in our field, we must keep pace with technological developments and the changing standards of our customers and potential customers and meet their constantly evolving demands. If we fail to adequately respond to the technological changes in our industry, or are not suited to provide components for new types of wind turbines, our business, financial condition and operating results may be adversely affected.

Disruptions in the supply of parts and raw materials, or changes in supplier relations, may negatively impact our operating results.

We are dependent upon the supply of certain raw materials used in our production process, and these raw materials are exposed to price fluctuations on the open market. Raw material costs for materials such as steel, our primary raw material, have fluctuated significantly and may continue to fluctuate. To reduce price risk caused by market fluctuations, we have generally tried to match raw material purchases to our sales contracts or incorporated price adjustment clauses in our contracts. However, limitations on availability of raw materials or increases in the cost of raw materials (including steel), energy, transportation and other necessary services may impact our operating results if our manufacturing businesses are not able to fully pass on the costs associated with such increases to their respective customers. Alternatively, we will not realize material improvements from any decline in steel prices as the terms of our contracts generally require that we pass these cost savings through to our customers. In addition, we may encounter supplier constraints, be unable to maintain favorable supplier arrangements and relations or be affected by disruptions in the supply chain caused by events such as natural disasters, shipping delays, power outages and labor strikes. Additionally, our supply chain has become more global in nature and, thus, more complex from a shipping and logistics perspective. In the event of limitations on availability of raw materials or significant changes in the cost of raw materials, particularly steel, our margins and profitability could be negatively impacted.

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

There has been an increase in global cybersecurity threats, computer viruses and more sophisticated and targeted cyber-related attacks as well as cybersecurity failures resulting from human and technological errors. While we attempt to mitigate these risks, including through the use of protective systems, monitoring and testing and employee training, any material failure, interruption of service, compromised data security, computer virus or cybersecurity threat or attack could adversely affect our relations with suppliers and customers, place us in violation of confidentiality and data protection laws, rules and regulations, and result in negative impacts to our reputation, market share, operations and profitability. Despite our use of measures to protect our systems and confidential information, security breaches, human or technological error or other failures in our information technology could result in theft, destruction, loss, misappropriation or release of confidential data or intellectual property which could materially and adversely impact our future results.

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

On August 11, 2017, we filed a registration statement on Form S-3 (File No. 333-219931), which was declared effective by the SEC on October 10, 2017, to register securities that we may choose to issue in the future (the “Broadwind Form S-3”).  Under the registration statement, we have the option to offer and sell up to $50,000 in the aggregate of securities in one or more offerings. On July 31, 2018, we entered into a $10,000 At Market Issuance Sales Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC. During 2018, the Company issued 15,112 shares of the Company’s common stock under the ATM Agreement and the net proceeds (before upfront costs) to the Company from the sale of the Company’s common stock were approximately $33 after deducting commissions paid of approximately $1. As of December 31, 2018, approximately $9,967 remained available for issuance with respect to the ATM Agreement.

There is a limited trading market for our securities and the market price of our securities is subject to volatility.

Our common stock trades on the Nasdaq Capital Market. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. The market price and level of trading of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, our limited trading volume, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our business and the general state of the securities market, as well as general economic, political and market conditions and other factors that may affect our future results.  In 2018, the price of our common stock varied from a high of $3.15 per share to a low of $1.20 per share. Stockholders may have incurred substantial losses with regard to any investment in our common stock adversely affecting stockholder confidence.

Limitations on our ability to utilize our net operating losses (“NOLs”) may negatively affect our financial results.

We may not be able to utilize all of our NOLs. For financial statement presentation, all benefits associated with the NOL carryforwards have been reserved; therefore, this potential asset is not reflected on our balance sheet. To the extent available, we will use any NOL carryforwards to reduce the U.S. corporate income tax liability associated with our operations. However, if we do not achieve profitability prior to their expiration, we will not be able to fully utilize our NOLs to offset income. Section 382 of the IRC (“Section 382”) generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. Our ability to utilize NOL carryforwards and built in losses may be limited, under Section 382 or otherwise, by our issuance of common stock or by other changes in ownership of our stock. After analyzing Section 382 in 2010 we determined that aggregate changes in our stock ownership had triggered an annual limitation of NOL carryforwards and built in losses available for utilization to $14,284 per annum. Although this event limited the amount of pre ownership change date NOLs and built in losses we can utilize annually, it does not preclude us from fully utilizing our current NOL carryforwards prior to their expiration. However, subsequent changes in our stock ownership could further limit our ability to use our NOL carryforwards and our income could be subject to taxation earlier than it would if we were able to use NOL carryforwards and built in losses without an annual limitation, which could result in lower profits. To address these concerns, in February 2013 we adopted a Section 382 Stockholder Rights Plan, which was subsequently approved by our stockholders and extended in 2016 for an additional three-year period (as amended, the “Rights Plan”), designed to preserve our substantial tax assets associated with NOL carryforwards under Section 382. The Rights Plan is intended to deter any person or group from being or becoming the beneficial owner of 4.9% or more of our common stock and thereby triggering a further limitation of our available NOL carryforwards. On February 7, 2019, the Board of Directors (the “Board”)  approved an amendment extending the Rights Plan for an additional three years. The amendment is subject to approval by our stockholders at our 2019 Annual Meeting of Stockholders. See Note 14, “Income Taxes” of our consolidated financial statements for further discussion of our Rights Plan. There can be no assurance that our stockholders will ratify the extension of the Rights Plan or that the Rights Plan will be effective in protecting our NOL carryforwards.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters is located in Cicero, Illinois, a suburb located west of Chicago, Illinois. In addition, the Subsidiaries own or lease operating facilities, which are presented by operating segment as follows (information below is as of December 31, 2018).

		Owned /	Approximate
Operating Segment and Facility Type	Location	Leased	Square Footage
Towers and Heavy Fabrications (1)
Tower Manufacturing	Manitowoc, WI	Leased	213,000
Tower Manufacturing	Abilene, TX	Owned	175,000
Heavy Fabrications Manufacturing	Manitowoc, WI	Leased	30,000
Gearing and Corporate
Gearing System Manufacturing—Machining and Corporate Administration	Cicero, IL	Leased	301,000
Gearing System Manufacturing—Heat Treatment and Gearbox Repair	Neville Island, PA	Owned	52,000
Process Systems
Red Wolf Manufacturing	Sanford, NC	Leased	105,000

(1)	The Towers and Heavy Fabrications segment listing does not include the tower storage yards of 36 acres in Manitowoc, WI and 25 acres in Abilene, TX.

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

	Common Stock
	High	Low
2018
First quarter	$2.85	$2.20
Second quarter	3.15	2.11
Third quarter	2.54	2.07
Fourth quarter	2.22	1.20

	Common Stock
	High	Low
2017
First quarter	$8.33	$4.02
Second quarter	9.41	4.57
Third quarter	4.84	2.98
Fourth quarter	3.91	2.35

The closing price for our common stock as of February 22, 2019 was $1.30. As of February 22, 2019, there were 47 holders of record of our common stock.

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

Repurchases

There were no repurchases of our equity securities under our repurchase program made during the years ended December 31, 2018 and 2017.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities for the years ended December 31, 2018 or 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for information as of December 31, 2018 with respect to shares of our common stock that may be issued under our existing share‑based compensation plans.

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

(Dollar amounts are presented in thousands, except per share data and unless otherwise stated)

We booked $83,241 in net new orders in 2018, down from $87,562 in 2017.  This decrease in orders was driven primarily by lower orders  for towers as planned production shifted into 2019 due to steel plate unavailability and increased foreign competition primarily attributable to steel tariffs.  Partially offsetting the impact of the decrease in towers orders was an increase in heavy fabrications orders primarily due to strong mining demand and increased Gearing orders associated with strong demand from aftermarket wind and mining customers.  Gearing orders increased by $4,648 in 2018 to $41,576. Our Process Systems segment had $18,154 in orders in 2018, an increase of $2,393 over 2017 primarily due to higher demand from mining and other industrial customers.

We recognized revenue of $125,380 in 2018, down from revenue of $146,785 in 2017.  The Towers and Heavy Fabrications segment revenues decrease was primarily due to a 34% decrease in tower sections sold and a lower average sales price on the product mix sold, partially offset by an increase in heavy fabrication sales.  Partially offsetting the Towers and Heavy Fabrications decrease was an increase in Gearing segment revenues of $12,370 or 48%, primarily as a result of the recovery in the oil and gas (“O&G”) and industrial markets and improved plant efficiencies. The Process Systems segment recognized revenue of $18,319 in 2018 as compared to $17,390 in 2017 due primarily to increased sales within mining and industrial markets. At December 31, 2018, total backlog was $96,456, down 30% from $138,198 at December 31, 2017, which is due in part to the winding down of a three-year tower framework agreement in mid-2016, against which we are still delivering.

We reported a net loss of $24,146, or $1.56 per share in 2018, compared to a net loss of $3,641 or $0.24 per share in 2017.  The change in earnings was primarily due to a $7,592 intangible asset impairment charge recognized during the fourth quarter of 2018,  a  $4,993 goodwill impairment charge recognized during the second quarter of 2018, lower tower margin reflecting reduced production volumes and a less favorable product mix and start-up costs associated with restoring production levels as we ramped up activity during the first quarter of 2018 following a near shutdown in late 2017.  Partially offsetting these factors were improvements in Gearing plant utilization and efficiencies and a $2,249 gain recognized upon extinguishment of the New Markets Tax Credit (NMTC) loan.

During the first quarter of 2018, we conducted a review of our business strategies and product plans given the outlook of the industries we serve and our business environment. As a result, we executed a restructuring plan to rationalize our facility capacity and management structure, and to consolidate and increase the efficiencies in our Abilene facility operations. We exited the market for natural gas compression units and transferred remaining operations from a leased facility in Abilene, TX into other production locations. We vacated the leased Abilene facility in 2018 (following the expiration of the New Markets Tax Credit Transaction compliance period) and incurred costs totaling $668 for the year ended December 31, 2018. In conjunction with this initiative, all costs associated with this vacated facility were recorded as restructuring expenses within the Process Systems segment. We expect any remaining restructuring costs associated with the restructuring plan to be immaterial. We anticipate future annual cost savings of approximately $575 in facility expenses related to the restructuring.

We use our credit facility to fund working capital requirements and believe that our credit facility, together with the operating cash generated by our businesses, and any potential proceeds from access to the public or private debt or equity markets, are sufficient to meet all cash obligations over the next twelve months.  For a further discussion of our capital resources and liquidity, including a description of recent amendments and waivers under our credit facility, please see the discussion under “Liquidity, Financial Position and Capital Resources”.

RESULTS OF OPERATIONS

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017.

	For the Year Ended December 31,				2018 vs. 2017
		% of Total		% of Total
	2018	Revenue	2017	Revenue	$ Change	% Change
Revenues	$125,380	100%	$146,785	100.0%	$(21,405)	(14.6)%
Cost of sales	121,684	97.1%	138,626	94.4%	(16,942)	(12.2)%
Restructuring	631	0.5%	—	0.0%	631	100.0%
Gross profit	3,065	2.4%	8,159	5.6%	(5,094)	(62.4)%
Operating expenses
Selling, general and administrative expenses	13,625	10.9%	13,828	9.4%	(203)	(1.5)%
Impairment charges	12,585	10.0%	—	0.0%	12,585	100.0%
Intangible amortization	1,884	1.5%	1,764	1.2%	120	6.8%
Restructuring	37	—%	—	—%	37	100.0%
Total operating expenses	28,131	22.4%	15,592	10.6%	12,539	80.4%
Operating loss	(25,066)	(20.0)%	(7,433)	(5.1)%	(17,633)	(237.2)%
Other expense
Interest expense, net	(1,496)	(1.2)%	(798)	(0.5)%	(698)	(87.5)%
Other, net	2,355	1.9%	3	0.0%	2,352	78,400.0%
Total other expense, net	859	0.7%	(795)	(0.5)%	1,654	208.1%
Net loss before benefit for income taxes	(24,207)	(19.3)%	(8,228)	(5.6)%	(15,979)	(194.2)%
Benefit for income taxes	(205)	(0.2)%	(5,045)	(3.4)%	4,840	95.9%
Loss from continuing operations	(24,002)	(19.1)%	(3,183)	(2.2)%	(20,819)	(654.1)%
Loss from discontinued operations	(144)	(0.1)%	(458)	(0.3)%	314	68.6%
Net loss	$(24,146)	(19.3)%	$(3,641)	(2.5)%	$(20,505)	(563.2)%

Consolidated

Revenues decreased by $21,405 from $146,785 for the year ended December 31, 2017,  to $125,380 for the year ended December 31, 2018.  Lower sales in our Towers and Heavy Fabrications segment of $34,574 were partially offset by higher sales in the Gearing segment of $12,370 and higher sales in the Process Systems segment of $929. The Towers and Heavy Fabrications segment revenue decrease was primarily due to a 34% decrease in towers sections sold and a lower average sales price on the product mix sold. Partially offsetting the impact of the towers revenue decrease was an increase in the volume of heavy fabrications primarily due to the recovery in mining and other industrial markets and the expansion of our machining capabilities. Gearing segment revenues increased primarily due to improved order intake beginning in the second half of 2017, primarily resulting from the recovery in demand from O&G and mining customers due to expanding our customer base.

Gross profit decreased by $5,094, from $8,159 for the year ended December 31, 2017, to $3,065, for the year ended December 31, 2018.  The decrease in gross profit was primarily attributable to lower capacity utilization in the tower plants early in 2018 following a near shutdown at year end 2017 as our major customer rebalanced inventories. This decrease was partially offset by a $3,571 improvement in gross profit in our Gearing segment due to improved plant utilization and manufacturing efficiencies.  As a result, our gross margin decreased from 5.6% for the year ended December 31, 2017,  to 2.4% for the year ended December 31, 2018.

Operating expenses increased from $15,592 during the year ended December 31, 2017, to $28,131 during the year ended December 31,  2018.  The increase was primarily attributable to a $7,592 intangible asset impairment charge recognized during the fourth quarter of 2018 and a $4,993 goodwill impairment charge recognized during the second quarter of 2018.  As a result, operating expenses as a percentage of sales increased from 10.6% in 2017 to 22.4% in 2018.

Loss from continuing operations increased from a loss of $3,183 for the year ended December 31, 2017 to a loss of $24,002 for the year ended December 31, 2018, primarily as a result of the factors described above, partially offset by a $2,249 gain recognized on the NMTC Transaction during the current year.

The Company had a net loss of $3,641 for the year ended December 31, 2017, compared to a net loss of $24,146 for the year ended December 31, 2018, primarily as a result of the factors described above, in addition to the absence of a

$5,034 benefit from income taxes in the prior year due to the release of a portion of the tax provision related to the acquisition of Red Wolf.

Towers and Heavy Fabrications Segment

The following table summarizes the Towers and Heavy Fabrications segment operating results for the years ended December 31, 2018 and 2017:

	Twelve Months Ended
	December 31,
	2018	2017
Orders	$23,511	$34,873
Revenues	68,815	103,389
Operating (loss) income	(4,346)	2,667
Operating margin	(6.3)%	2.6%

Towers orders decreased from $34,873 for the year ended December 31, 2017 to $23,511 for the year ended December 31, 2018. Lower demand for towers was partially offset by increased heavy fabrication orders for the year ended December 31, 2018 primarily due to the recovery in mining demand, and in response to a strategic focus on broadening our manufacturing capabilities and diversifying the customer base in this segment. Towers and Heavy Fabrications segment revenues decreased by $34,574, from $103,389 during the year ended December 31, 2017 to $68,815 during the year ended December 31, 2018 primarily due to a 34% reduction in towers sections sold and a lower average sales price on the product mix sold. Partially offsetting the impact of the decrease in towers revenue was an increase in heavy fabrications due primarily to the recovery in mining activity.

Towers and Heavy Fabrications segment operating income decreased by $7,013, from income of $2,667 during the year ended December 31, 2017, to a loss of $4,346 during the year ended December 31, 2018.  This reduction was primarily attributable to lower capacity utilization, a lower margin product mix and start-up costs associated with restoring production levels as we ramped up activity during the first quarter following a near shutdown in late 2017. These factors were partially offset by increased sales and margins on the heavy fabrications product line, a reduction in manufacturing overhead and productivity improvements. The operating margin decreased from 2.6% during the year ended December 31, 2017, to a loss of 6.3% during the year ended December 31, 2018.

Gearing Segment

The following table summarizes the Gearing segment operating results for the years ended December 31, 2018 and 2017:

The following table summarizes the Gearing segment operating results for the years ended December 31, 2017 and 2016:
	Twelve Months Ended
	December 31,
	2018	2017
Orders	$41,576	$36,928
Revenues	38,376	26,006
Operating income (loss)	51	(2,632)
Operating margin	0.1%	(10.1)%

Gearing segment orders rose 13% from the year ended December 31, 2017, primarily due to strong demand from wind and mining customers. As a result of the recovery in order intake that began in the prior year, revenue increased from $26,006 during the year ended December 31, 2017, to $38,376 during the year ended December 31, 2018.

The Gearing segment had operating income of $51 during the year ended December 31, 2018, an improvement from a loss of $2,632 during the year ended December 31, 2017. The operating income improvement was primarily due to improved plant utilization and manufacturing efficiencies, and higher labor productivity. Partially offsetting this was the absence of the $727 environmental reserve reversal that occurred in the prior year,  as well as increased commissions and overhead costs to support higher production levels. The operating margin improved based on the above items from (10.1%) during the year  ended December 31, 2017, to 0.1% during the year ended December 31, 2018.

Process Systems Segment

The following table summarizes the Process Systems segment operating results for the years ended December 31, 2018 and 2017.

	Year Ended
	December 31,
	2018	2017
Orders	$18,154	$15,761
Revenues	18,319	17,390
Impairment charges	12,585	-
Operating loss	(16,442)	(2,269)
Operating margin	(89.8)%	(13.0)%

Process Systems segment orders increased $2,393 from $15,761 during the year ended December 31, 2017, to $18,154 during the year ended December 31, 2018 primarily due to higher demand from mining and industrial customers, partially offset by weaker natural gas turbine component demand. Process Systems segment revenues increased by $929, from $17,390 during the  year ended December 31, 2017, to $18,319 during the year ended December 31, 2018 primarily due to the recovery in mining and other industrial markets and the full year impact of the Red Wolf acquisition which closed in February of 2017.

The Process Systems segment operating loss increased by $14,173, from $2,269 during the year ended December 31, 2017, to $16,442 during the year ended December 31, 2018 primarily due to a  $7,592 intangible asset impairment charge recognized during the fourth quarter of 2018,  a $4,993 impairment charge resulting from the write-off of goodwill and $668 of restructuring costs related to the exit of a leased production facility in Abilene, TX. The operating margin decreased from a loss of 13.0% during the year ended December 30, 2017, to a loss of 89.8% during the year ended December 31, 2018.

Corporate and Other

Corporate and Other expenses decreased by $870, from $5,199 for the year ended December 31, 2017, to $4,329 for the year ended December 31, 2018.  The decrease was primarily attributable to lower salaries and benefits expense of $811, partially offset by the $254 reduction in the Red Wolf earn-out release in the current period compared to the prior year.

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

Revenue Recognition

We recognize revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Customer deposits and other receipts are deferred and recognized when the revenue is realized and earned. Cash payments to customers, like those made for liquidated damages, are presumed to be classified as reductions of revenue in our statement of operations.

In many instances within our Towers and Heavy Fabrications segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition due to our customers’ preference to ship towers in batches to support efficient construction of wind farms. We recognize revenue under these arrangements when there is a substantive reason for the arrangement (i.e. the buyer requests the arrangement), the ordered goods are segregated from inventory and not available to fill other orders, the goods are currently ready for physical transfer to the customer, and we do not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

We adopted the provisions of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, for the fiscal year beginning January 1, 2018 and elected the modified retrospective approach. Through our assessment of the ASC 606, we determined minimal changes to the assumptions utilized for the year ending December 31, 2017 and the adoption of the guidance did not result in a material impact on our consolidated financial statements.

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

Due to the Gearing segment’s operating losses in 2017 combined with its history of operating losses, we continue to evaluate the recoverability of certain of the long-lived assets associated with the Gearing segment. Based on third-party appraisals and other estimates of the fair value of the Gearing asset group, we determined the fair value of the asset group is in excess of carrying amounts under ASC 360 testing, and no impairment was indicated as of December 31, 2018 or 2017. The appraised value of the assets was determined primarily through the use of market value third-party appraisals. To the extent assumptions used in our evaluations are not achieved, there may be a negative effect on the valuation of these assets.

During the second quarter of 2018, we identified triggering events associated with the release of Red Wolf’s final earn-out reserve, Red Wolf’s recent operating results, a reduction in Red Wolf’s major customer’s performance and the delay of new initiatives being implemented. As a result, we evaluated the recoverability of the Red Wolf asset group. In accordance with GAAP, we compared the carrying value of the Red Wolf asset group to the forecast undiscounted cash flows associated with this asset group. Based on the analysis performed, the forecast undiscounted cash flows exceeded the carrying value and no impairment of this group was indicated or recorded.

Next we compared the carrying value of the Red Wolf reporting unit to the fair value of the Red Wolf reporting unit. The fair value was determined using significant unobservable inputs, or level 3 in the fair value hierarchy. The two main assumptions utilized in the forecast discounted cash flow analysis were the cash flows from operations and the weighted average cost of capital of 18.6%. Based on the analysis performed, we determined that the carrying amount of the reporting unit exceeded the fair value and recorded a $4,993 goodwill impairment charge in the second quarter of 2018. We utilized a third-party appraisal to validate the results of the analysis.

During the fourth quarter of 2018, we identified triggering events associated with Red Wolf’s recent operating results, a reduction in Red Wolf’s major customer’s performance and the delay of new initiatives being implemented.  As a result, we tested the long‑lived assets associated with Red Wolf for impairment.  The carrying value of the asset group was found to exceed both its undiscounted cash flows and its fair value determined using the asset accumulation approach. We relied upon a third-party valuation and determined that the customer relationship intangible asset was impaired, and recorded a corresponding $7,592 impairment charge during the fourth quarter of 2018. The two main assumptions utilized in the valuation were the cash flows from operations and the weighted average cost of capital of 18.5%.

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

Workers’ Compensation Reserves

At the beginning of the third quarter of 2013, we began to self‑insure for our workers’ compensation liability, and began establishing reserves for self‑retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required workers’ compensation reserves. We take into account claims incurred but not reported when determining our workers’ compensation reserves. Workers’ compensation reserves are included in accrued liabilities. While we believe that we have adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred. Although we entered into a guaranteed cost program at the beginning of the third quarter of 2016, we maintain a liability for the trailing claims associated with the self-insured policy years.

Health Insurance Reserves

At the beginning of the first quarter of 2014, we began to self‑insure for our health insurance liabilities, including establishing reserves for self‑retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required health insurance reserves. We take into account claims incurred but not reported when determining our health insurance reserves. Health insurance reserves are included in accrued liabilities. While we believe that we have adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of December 31, 2018, cash and cash equivalents totaled $1,177, an increase of $1,099 from December 31,

2017. Debt and capital lease obligations at December 31, 2018 totaled $14,876, and we had the ability to borrow up to $10,319 under our Credit Facility (as defined in Note 10, “Debt and Credit Agreement” in the notes to our consolidated financial statements). We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances, our Credit Facility, additional equipment financing, and access to the public or private debt equity markets, including the option to raise capital under the Form S-3.

On January 29, 2018, we executed the Third Amendment to Loan and Security Agreement (the “Third Amendment”), which waived the Fixed Charge Coverage Ratio Covenant as of December 31, 2017 and added new minimum EBITDA and capital expenditure covenants through June 30, 2018. Among other changes, the Third Amendment also revised the Fixed Charge Coverage Ratio Covenant to be recalculated for future periods commencing with the quarter ending June 30, 2018.

On May 3, 2018, we executed the Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”), which waived our non-compliance with the minimum EBITDA covenant through March 31, 2018. The Fourth Amendment, among other changes, amended the minimum EBITDA thresholds for the period ending June 30, 2018 and adjusted the definition of EBITDA to add back certain restructuring expenses.

On October 26, 2018, we executed the Fifth Amendment to Loan and Security Agreement which, among other changes, removed the Fixed Charge Coverage Ratio and capital expenditure covenants as of the period ending December 31, 2018 and added minimum EBITDA covenants through June 30, 2019.

On January 16, 2019, we executed the Sixth Amendment to Loan and Security Agreement which increased our capability to issue letters of credit.

On February, 25, 2019, we executed an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) which expanded our Credit Facility to $35,000 and extended the term to February 25, 2022. The Amended and Restated Loan Agreement includes minimum EBITDA covenants through September 30, 2019 and introduces a Fixed Charge Coverage Ratio thereafter. For a more detailed description of the Amended and Restated Loan Agreement refer to Item 9B of this Form 10-K.

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

Sources and Uses of Cash

Operating Cash Flows

During the year ended December 31, 2018 net cash provided by operations was $2,045 compared to net cash used in operating activities of $9,350 for the year ended December 31, 2017.  The operating cash flow improved versus the prior year due to a significant increase in customer deposits associated with higher scheduled Tower production levels in 2019.  Partially offsetting this increase was a greater use of cash for accounts receivable and inventory that supported higher production levels in the current year as compared to the prior year when our largest tower customer reduced orders to correct inventories.

Investing Cash Flows

During the year ended December 31, 2018, net cash used in investing activities was $1,648 compared to net cash used in investing activities of $19,894 for the year ended December 31, 2017.  The decrease in net cash used in investing activities as compared to the prior-year period was primarily due to the $16,449 cash paid for the Red Wolf acquisition in February 2017. In addition, we realized a $4,968 decrease in net purchases of property and equipment, primarily driven by the completion of our Abilene, TX tower plant upgrade and expansion project in the prior year, partially offset by the $3,171 liquidation of available-for-sale securities in 2017.

Financing Cash Flows

During the year ended December 31, 2018, net cash provided by financing activities totaled $807 compared to net cash provided by financing activities of $10,660 for the year ended December 31, 2017.   The decrease in net cash provided by financing activities as compared to the prior-year period was primarily due to the increased usage of our Credit Facility in 2017, which subsequently flattened in 2018 partially offset by an increase of $842 in net proceeds on long-term debt.

Other

The $2,600 liability associated with the NMTC transaction described further in Note 18, “New Markets Tax Credit Transaction” in the notes to our consolidated financial statements is included in the line of credit, NMTC and other notes payable line item of our consolidated financial statements as of December 31, 2017. During the third quarter of 2018, the NMTC loan was extinguished and we recorded a gain of $2,249 in other income, net of transaction expenses.

Separately in 2016, we entered into a $570 loan agreement with the Development Corporation of Abilene which is included in long-term debt, less current maturities. The loan is forgivable upon us meeting and maintaining specific employment thresholds. During 2018, $114 of the loan was forgiven. In addition, we have outstanding notes payable for capital expenditures in the amount of $1,882 and $1,146 as of December 31, 2018 and 2017, respectively, with $930 and $804 included in the “Line of credit, NMTC and other notes payable” line item of our consolidated financial statements as of December 31, 2018 and 2017, respectively. The notes payable have monthly payments that range from $3 to $36 and an interest rate of 5%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from April 2020 to May 2021.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal year reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of December 31, 2018.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2018.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On February, 25, 2019, the Company and its subsidiaries Brad Foote Gear Works, Inc. (“Brad Foote”), Broadwind Towers, Inc. (“Broadwind Towers”), Broadwind Services, LLC (“Broadwind Services”), and Red Wolf (each individually, a “Subsidiary” and collectively, the “Subsidiaries”), entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”), with CIBC Bank USA, formerly known as The PrivateBank and Trust Company (“CIBC”), as administrative agent and sole lead arranger and the other financial institutions party thereto (the “Lenders”), providing the Company and its Subsidiaries with a $35 million secured credit facility (the “Credit Facility”).

Under the terms of the Amended and Restated Loan Agreement, the Credit Facility is a three-year asset-based revolving credit facility, pursuant to which the Lenders will advance funds against a borrowing base consisting of approximately (a) 85% of the face value of eligible receivables of the Company and the Subsidiaries, plus  (b) the lesser of (i) 50% of the lower of cost or market value of eligible inventory of the Company, (ii) 85% of the orderly liquidation value of eligible inventory and (iii) $12.5 million, plus (c) the lesser of (i) the sum of (A) 75% of the appraised net orderly liquidation value of the Company’s eligible machinery and equipment plus (B) 50% of the fair market value of the Company’s mortgaged property and (ii) $12 million. Subject to certain borrowing base conditions, the aggregate Credit Facility limit under the Amended and Restated Loan Agreement is $35 million with a sublimit for letters of credit of $10 million.   Borrowings under the Credit Facility bear interest at a per annum rate equal to, at the option of the Company, the one, two or three-month LIBOR rate or the base rate, plus a margin.  The applicable margin is 5.50% for LIBOR rate loans and 3.50% for base rates loans. Upon certain pay downs, a pricing grid based on the Company’s trailing twelve month fixed charge coverage ratio may become effective under which applicable margins would range from 2.25% to 2.75% for LIBOR rate loans and 0.00% to 0.75% for base rate loans.  Letter of credit fees are payable on outstanding letters of credit in an amount equal to the applicable LIBOR margin under the pricing grid, plus other customary fees.  The Company must also pay an unused facility fee equal to 0.50% per annum on the unused portion of the Credit Facility along with other standard fees.  The initial term of the Amended and Restated Loan Agreement ends on February 25, 2022.

The Company is allowed to prepay in whole or in part advances under the Credit Facility without penalty or premium other than customary “breakage” costs with respect to LIBOR loans.

The Amended and Restated Loan Agreement contains customary representations and warranties applicable to the Company and the Subsidiaries.  It also contains a requirement that the Company, on a consolidated basis, maintain minimum quarterly EBITDA levels through September 30, 2019 and a minimum quarterly fixed charge coverage ratio thereafter, along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications.  These restrictive covenants include limitations on the ability of the Company and the Subsidiaries to, among other things, form or acquire subsidiaries, incur indebtedness, create liens, enter into a merger, consolidation, reorganization or recapitalization, dispose of assets, pay dividends, cause or permit a change of control, make investments or enter into affiliate transactions.

The Amended and Restated Loan Agreement also contains customary events of default including, without limitation, non-payment of obligations, non-performance of covenants and obligations, material judgments, bankruptcy or insolvency, default on other material debt, change of control, breaches of representations and warranties, limitation or termination of any guarantee with respect to the Amended and Restated Loan Agreement, impairment of security or invalidity or unenforceability of documentation or liens related to the Amended and Restated Loan Agreement.  The occurrence of an event of default could, among other things, result in the acceleration of the obligations under the Amended and Restated Loan Agreement.

The obligations under the Amended and Restated Loan Agreement are secured by, subject to certain exclusions, (i) a first priority security interest in all of the accounts, inventory, equipment, chattel paper, payment intangibles, cash and cash equivalents and other personal property and stock or other equity interest in subsidiaries of the Company and the Subsidiaries and (ii) a first priority mortgage of the real property of Abilene, Texas and Pittsburgh, Pennsylvania.

The Company and the Subsidiaries may use the proceeds from the Credit Facility for working capital purposes, to refinance the debt of the Company and its Subsidiaries and for other business purposes.

The foregoing description of the Amended and Restated Loan Agreement is not intended to be complete and is qualified in its entirety by reference to the Amended and Restated Loan Agreement, which is attached hereto as Exhibit 10-25 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of the description of our Code of Ethics and Business Conduct below, the information required by this item is incorporated herein by reference from the discussion under the headings “Directors and Director Compensation,” “Corporate Governance,” “Executive Officers” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”).

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

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding director and executive compensation is incorporated by reference from the discussion under the headings “Directors and Director Compensation” and “Executive Officers and Executive Compensation” in the 2019 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference from the discussion under the heading “Security Ownership of Certain Beneficial Holders and Management” in the 2019 Proxy Statement.

The following table provides information as of December 31, 2018, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Number of securities
remaining available for
	Number of securities			future issuances under
	to be issued upon		Weighted‑average	equity compensation
	exercise of		exercise price of	plans (excluding
	outstanding options,		outstanding options,	securities reflected in
Plan Category	warrants, and rights		warrants, and rights	column (a))
Equity compensation plans approved by stockholders	862,706	(1)	$3.95	135,192
Total	862,706		$3.95	135,192

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the discussion under the headings “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2019 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the discussion under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2019 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.  Financial Statements

The financial statements listed on the Index to Financial Statements (page 34) are filed as part of this Annual Report.

2.  Financial Statement Schedules

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.  Exhibits

The exhibits listed on the Index to Exhibits (pages 70 through 72) are filed as part of this Annual Report.

ITEM 16.  FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Broadwind Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Broadwind Energy, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Chicago, Illinois

February 26, 2019

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,177	$78
Accounts receivable, net	17,455	13,644
Inventories, net	22,670	19,279
Prepaid expenses and other current assets	1,776	1,798
Current assets held for sale	—	580
Total current assets	43,078	35,379
LONG-TERM ASSETS:
Property and equipment, net	49,087	55,693
Goodwill	—	4,993
Other intangible assets, net	6,602	16,078
Other assets	398	207
TOTAL ASSETS	$99,165	$112,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, NMTC and other notes payable	$11,930	$14,138
Current maturities of long-term debt	—	114
Current portions of capital lease obligations	967	762
Accounts payable	11,618	11,756
Accrued liabilities	3,806	4,393
Customer deposits	23,507	9,791
Current liabilities held for sale	27	30
Total current liabilities	51,855	40,984
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	1,408	797
Long-term capital lease obligations, net of current portions	571	941
Other	1,969	3,557
Total long-term liabilities	3,948	5,295
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,982,622 and 15,480,299 shares issued as of December 31, 2018, and December 31, 2017, respectively	16	15
Treasury stock, at cost, 273,937 shares as of December 31, 2018 and December 31, 2017	(1,842)	(1,842)
Additional paid-in capital	381,441	380,005
Accumulated deficit	(336,253)	(312,107)
Total stockholders’ equity	43,362	66,071
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,165	$112,350

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2018	2017
Revenues	$125,380	$146,785
Cost of sales	121,684	138,626
Restructuring	631	—
Gross profit	3,065	8,159
OPERATING EXPENSES:
Selling, general and administrative	13,625	13,828
Impairment charges	12,585	—
Intangible amortization	1,884	1,764
Restructuring	37	—
Total operating expenses	28,131	15,592
Operating loss	(25,066)	(7,433)
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(1,496)	(798)
Other, net	2,355	3
Total other income (expense), net	859	(795)
Net loss before benefit for income taxes	(24,207)	(8,228)
Benefit for income taxes	(205)	(5,045)
LOSS FROM CONTINUING OPERATIONS	(24,002)	(3,183)
LOSS FROM DISCONTINUED OPERATIONS	(144)	(458)
NET LOSS	$(24,146)	$(3,641)
NET LOSS PER COMMON SHARE—BASIC:
Loss from continuing operations	$(1.55)	$(0.21)
Loss from discontinued operations	(0.01)	(0.03)
Net loss	$(1.56)	$(0.24)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	15,469	15,053
NET LOSS PER COMMON SHARE—DILUTED:
Loss from continuing operations	$(1.55)	$(0.21)
Loss from discontinued operations	(0.01)	(0.03)
Net loss	$(1.56)	$(0.24)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	15,469	15,053

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Issued		Issued	Additional	Accumulated
	Issued	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
BALANCE, December 31, 2016	15,175,767	$15	(273,937)	$(1,842)	$378,876	$(308,466)	$68,583
Stock issued for restricted stock	190,482	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	114,050	—	—	—	316	—	316
Share-based compensation	—	—	—	—	813	—	813
Net loss	—	—	—	—	—	(3,641)	(3,641)
BALANCE, December 31, 2017	15,480,299	$15	(273,937)	$(1,842)	$380,005	$(312,107)	$66,071
Stock issued for restricted stock	156,472	1	—	—	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	330,739	—	—	—	685	—	685
Share-based compensation	—	—	—	—	803	—	803
Sale of common stock, net of expenses	15,112	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	—	(24,146)	(24,146)
BALANCE, December 31, 2018	15,982,622	$16	(273,937)	$(1,842)	$381,441	$(336,253)	$43,362

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,146)	$(3,641)
Loss from discontinued operations	(144)	(458)
Loss from continuing operations	(24,002)	(3,183)
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization expense	9,183	8,999
Deferred income taxes	(307)	(5,045)
Impairment charges	12,585	80
Remeasurement of contingent consideration	(1,140)	(1,394)
Stock-based compensation	803	813
Extinguishment of New Markets Tax Credits obligation	(2,249)	—
Allowance for doubtful accounts	(35)	37
Common stock issued under defined contribution 401(k) plan	685	316
Gain on disposal of assets	(116)	(12)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,776)	884
Inventories	(2,944)	7,057
Prepaid expenses and other current assets	22	651
Accounts payable	801	(5,287)
Accrued liabilities	553	(4,921)
Customer deposits	13,716	(8,219)
Other non-current assets and liabilities	(1,734)	(126)
Net cash provided by (used in) operating activities of continuing operations	2,045	(9,350)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition	—	(16,449)
Sales of available for sale securities	—	2,221
Maturities of available for sale securities	—	950
Purchases of property and equipment	(2,324)	(6,688)
Proceeds from disposals of property and equipment	676	72
Net cash used in investing activities of continuing operations	(1,648)	(19,894)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	141,414	158,856
Payments on line of credit	(141,040)	(148,009)
Proceeds from long-term debt	2,060	457
Payments on long-term debt	(761)	—
Principal payments on capital leases	(814)	(644)
Proceeds from sale of common stock, net of expenses	(52)	—
Net cash provided by financing activities of continuing operations	807	10,660
DISCONTINUED OPERATIONS:
Operating cash flows	(105)	(78)
Net cash used in discontinued operations	(105)	(78)
Add: Cash balance of discontinued operations, beginning of period	—	2
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,099	(18,660)
CASH AND CASH EQUIVALENTS beginning of the period	78	18,738
CASH AND CASH EQUIVALENTS end of the period	$1,177	$78
Supplemental cash flow information:
Interest paid	$1,168	$585
Income taxes paid	$116	$44
Non-cash activities:
Issuance of restricted stock grants	$803	$813
Equipment additions via capital lease	$650	$844
Non-cash purchases of property and equipment	$64	$1,003
Contingent consideration related to business acquisition	$—	$2,534
Red Wolf acquisition:
Assets acquired	$—	$26,602
Liabilities assumed	$—	$7,619

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Broadwind Energy, Inc. (the “Company”) provides technologically advanced high‑value products to energy, mining and infrastructure sector customers, primarily in the United States of America (the “U.S.”). The Company’s most significant presence is within the U.S. wind energy industry, although the Company has increasingly diversified into other industrial markets. Within the U.S. wind energy industry, the Company provides products primarily to turbine manufacturers. The Company also provides precision gearing and heavy fabrications to a broad range of industrial customers for oil and gas (“O&G”), mining, steel and other industrial applications. With the acquisition of Red Wolf Company, LLC (“Red Wolf”), a Sanford, North Carolina-based, privately held fabricator, kitter and assembler of industrial systems primarily supporting the global natural gas turbine (“NGT”) market in February 2017, the Company further diversified into the business of supplying components for natural gas turbines. The Company has three reportable operating segments: Towers and Heavy Fabrications, Gearing, and Process Systems.

Towers and Heavy Fabrications

The Company manufactures towers for wind turbines, specifically the large and heavier wind towers that are designed for multiple megawatt (“MW”) wind turbines. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 550 towers (1650 towers sections), sufficient to support turbines generating more than 1,100 MW of power. This product segment also encompasses the manufacture of other heavy fabrications for mining and other industrial customers. In the fourth quarter 2017, the segment changed its name from “Towers and Weldments” to “Towers and Heavy Fabrications” to more accurately reflect the nature of the segment’s activities.

Gearing

The Company engineers, builds and remanufactures precision gears and gearboxes for O&G, wind energy, mining, steel and other industrial applications. The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment in Neville Island, Pennsylvania.

Process Systems

On February 1, 2017, the Company acquired Red Wolf and as a result, aggregated its Abilene TX based fabrication business with Red Wolf to form the Process Systems reportable segment. This segment provides contract manufacturing services that include build-to-spec, kitting, fabrication and inventory management for customers throughout the U.S. and in foreign countries, primarily supporting the natural gas turbine power generation market.

Liquidity

The Company meets its short term liquidity needs through cash generated from operations, through its available cash balances and through the Company’s Credit Facility (as defined below), first established in October 2016, additional equipment financing and access to the public and private debt equity markets, including the option to raise capital under the Company’s registration statement on Form S-3 (as discussed below). The Company uses the Credit Facility to fund working capital requirements.  Under the terms of the Credit Facility, CIBC agreed to advance funds against a borrowing base consisting of up to 85% of the face value of the Company’s eligible accounts receivable (“A/R”), up to 50% of the book value of the Company’s eligible inventory and up to 50% of the appraised value of the Company’s eligible machinery, equipment and certain real property up to $10,000. Under the Credit Facility, borrowings are continuous and all cash receipts are usually applied to the outstanding borrowed balance. As of December 31, 2018, cash and cash equivalents and short-term investments totaled $1,177, an increase of $1,099 from December 31, 2017, and $11,000 was outstanding under the Credit Facility. The Company had the ability to borrow up to $10,319 under the Credit Facility as of December 31, 2018.

The Credit Facility has been periodically amended since the original transaction closed in 2016 to address changes in business conditions. On January 29, 2018, the Company executed the Third Amendment to Loan and Security

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

(in thousands, except share and per share data)

Agreement (the “Third Amendment”), which waived the Fixed Charge Coverage Ratio Covenant as of December 31, 2017 and added new minimum EBITDA and capital expenditure covenants through June 30, 2018. Among other changes, the Third Amendment also revised the Fixed Charge Coverage Ratio Covenant to be recalculated for future periods commencing with the quarter ending June 30, 2018.

On May 3, 2018, the Company executed the Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”), waiving the Company’s non-compliance with the minimum EBITDA covenant through March 31, 2018. The Fourth Amendment, among other changes, amended the minimum EBITDA thresholds for the period ending June 30, 2018 and adjusted the definition of EBITDA to add back certain restructuring expenses.

On October 26, 2018, the Company executed the Fifth Amendment to Loan and Security Agreement which, among other things, removed the Fixed Charge Coverage Ratio and capital expenditure covenants as of the period ending December 31, 2018 and added minimum EBITDA covenants through June 30, 2019.

On January 16, 2019, the Company executed the Sixth Amendment to Loan and Security Agreement which increased the Company’s capability to issue letters of credit.

On February 25, 2019, the Company executed an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”), which expanded the Credit Facility to $35,000 and extended the term to February 25, 2022. The Amended and Restated Loan Agreement includes minimum EBITDA covenants through September 30, 2019 and introduces a Fixed Charge Coverage Ratio thereafter. For a more detailed description of the Amended and Restated Loan Agreement refer to Item 9B of this Form 10-K.

Debt and capital lease obligations at December 31, 2018 totaled $14,876, which includes current outstanding debt and capital lease obligations totaling $12,897, over the next twelve months. The current outstanding debt includes $11,000 outstanding under the Credit Facility.

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

On July 31, 2018, the Company entered into an At Market Issuance Sales Agreement (the "ATM Agreement") with Roth Capital Partners, LLC (the “Agent”). Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through the Agent shares of the Company's common stock, par value $0.001 per share with an aggregate sales price of up to $10,000. The Company will pay a commission to the Agent of 3% of the gross proceeds of the sale of the shares sold under the ATM Agreement and reimburse the Agent for the expenses of their counsel. During the year ended December 31, 2018, the Company issued 15,112 shares of the Company’s common stock under the ATM Agreement and the net proceeds (before upfront costs) to the Company from the sale of the Company’s common stock were approximately $33 after deducting commissions paid of approximately $1. As of December 31, 2018, the Company’s common stock having a value of approximately $9,967 remained available for issuance with respect to the ATM Agreement.

The Company anticipates that current cash resources, amounts available under the Credit Facility, cash to be generated from operations, additional equipment financing, and any potential proceeds from access to the public or private debt or equity markets, including the option to raise capital under the Broadwind Form S-3, will be adequate to meet the Company’s liquidity needs for at least the next twelve months. If assumptions regarding the Company’s production, sales and subsequent collections from several of the Company’s large customers, as well as customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, the Company may in the future encounter cash flow and liquidity issues, which could have a material adverse effect on the Company’s business, financial condition and results of operations. If the Company’s operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could lose access to the Credit Facility. This could limit the

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

(in thousands, except share and per share data)

Company’s operational flexibility or require a delay in making planned investments. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash available to operate its businesses and to meet its financial obligations and debt covenants, for at least the next 12 months, there can be no assurances that its operations will generate sufficient cash, or that credit facilities or other resources will be available in an amount sufficient to enable the Company to meet these financial obligations.

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

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a VIE, and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of VIE’s. The accounting standard for the consolidation of VIE’s requires the Company to qualitatively assess if the Company was the primary beneficiary of the VIE based on whether the Company had (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant. Refer to Note 18, “New Markets Tax Credit Transaction” of these consolidated financial statements for a description of two VIE’s that were included in the Company’s consolidated financial statements.

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

Cash and Cash Equivalents and Short‑Term Investments

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short‑term government bonds, Treasury bills, marketable securities and commercial paper. Marketable investments with original maturities between three and twelve months are recorded as short‑term investments. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short‑term duration based upon operating requirements. Income earned on these investments is recorded to interest income in the Company’s consolidated statements of operations. As of December 31, 2018 and December 31, 2017, cash and cash equivalents totaled $1,177 and $78, respectively. For the years ended December 31, 2018 and 2017, interest income was $5.

Revenue Recognition

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

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

(in thousands, except share and per share data)

In many instances within the Company’s Towers and Heavy Fabrications segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. The Company recognizes revenue under these arrangements only when the buyer requests the arrangement, the ordered goods are segregated from inventory and not available to fill other orders, the goods are currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, for the fiscal year beginning January 1, 2018 and elected the modified retrospective approach. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606 while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605. Based on the Company’s contract evaluation, the Company determined there was no need to record any changes to the opening retained earnings due to the impact of adopting Topic 606. The adoption of Topic 606 did not have a material impact on the Company’s consolidated financial statements.

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

Accounts Receivable (A/R)

The Company generally grants uncollateralized credit to customers on an individual basis based upon the customer’s financial condition and credit history. Credit is typically on net 30 day terms and customer deposits are frequently required at various stages of the production process to finance customized products and minimize credit risk.

Historically, the Company’s A/R is highly concentrated with a select number of customers. During the year ended December 31, 2018, the Company’s five largest customers accounted for 78% of its consolidated revenues and 54% of outstanding A/R balances, compared to the year ended December 31, 2017 when the Company’s five largest customers accounted for 85% of its consolidated revenues and 57% of its outstanding A/R balances.

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

The Company monitors its collections and write‑off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the realizability of its A/R, as noted above, or modifications to the Company’s credit standards, collection practices and other related policies may impact its allowance for doubtful accounts and its financial results. Bad debt (recoveries) expense for the years ended December 31, 2018 and 2017 was $(34) and $80, respectively.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

(in thousands, except share and per share data)

Inventories

Inventories are stated at the lower of cost or market and net realizable value. Cost is determined either based on the first‑in, first‑out (“FIFO”) method, or on a standard cost basis that approximates the FIFO method. Market is determined based on net realizable value. Any excess of cost over net realizable value is included in the Company’s inventory allowance. Net realizable value of inventory, and management’s judgment of the need for reserves, encompasses consideration of other business factors including physical condition, inventory holding period, contract terms and usefulness.

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

Long-Lived Assets

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is recognized using the straight‑line method over the estimated useful lives of the related assets for financial reporting purposes, and generally using an accelerated method for income tax reporting purposes. Depreciation expense related to property and equipment for the years ended December 31, 2018 and 2017 was $7,299 and $7,235, respectively. Expenditures for additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the useful lives of the respective assets are expensed as incurred. The Company has in the past capitalized interest costs incurred on indebtedness used to construct property and equipment. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. There was no interest cost capitalized during the years ended December 31, 2018 or 2017. Property or equipment sold or disposed of is removed from the respective property accounts, with any corresponding gains and losses recorded within operating income (loss) in the Company’s consolidated statement of operations.

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

December 31, 2018 and 2017

(in thousands, except share and per share data)

Warranty Liability

The Company provides warranty terms that generally range from one to five years for various products and services relating to workmanship and materials supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable the Company to pursue recovery from third parties for amounts paid to customers under warranty provisions. Warranty liability is recorded in accrued liabilities within the consolidated balance sheet. The Company estimates the warranty accrual based on various factors, including historical warranty costs, current trends, product mix and sales. The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2018 and 2017 were as follows, excluding activity related to the discontinued Services segment:

	As of December 31,
	2018	2017
Balance, beginning of period	$581	$671
Addition to (reduction of) warranty reserve	(350)	(28)
Warranty claims	(5)	(62)
Balance, end of period	$226	$581

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

December 31, 2018 and 2017

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

 2. REVENUES

On January 1, 2018, the Company adopted ASU 2014-09 and 2015-14, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606 while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605. Based on the Company’s contract evaluation, the Company determined there was no need to record any changes to the opening retained earnings due to the impact of adopting Topic 606. The adoption of Topic 606 did not have a material impact on the Company’s consolidated financial statements.

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenues disaggregated by revenue source for years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017 (1)
Towers and Heavy Fabrications	$68,815	$103,389
Gearing	38,376	26,006
Process Systems	18,319	17,390
Eliminations	(130)	-
Consolidated	$125,380	$146,785

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

(in thousands, except share and per share data)

(1)As noted above, prior period amounts have not been adjusted under the modified retrospective method.

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

For many transactions within the Company’s Towers and Heavy Fabrications segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. The Company recognizes revenue under these arrangements only when there is a substantive reason for the arrangement, the ordered goods are segregated from inventory and not available to fill other orders, the goods are currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

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

3. EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2018 and 2017 as follows:

	For the Years Ended December 31,
	2018	2017
Basic earnings per share calculation:
Net loss	$(24,146)	$(3,641)
Weighted average number of common shares outstanding	15,468,975	15,053,049
Basic net (loss) income per share	$(1.56)	$(0.24)
Diluted earnings per share calculation:
Net loss	$(24,146)	$(3,641)
Weighted average number of common shares outstanding	15,468,975	15,053,049
Common stock equivalents:
Stock options and non-vested stock awards (1)	—	—
Weighted average number of common shares outstanding	15,468,975	15,053,049
Diluted net loss per share	$(1.56)	$(0.24)

(1)   Stock options and restricted stock units granted and outstanding of 862,706 and 579,330 are excluded from the computation of diluted earnings for the years ended December 31, 2018 and 2017 due to the anti‑dilutive effect as a result of the Company’s net loss for those respective periods.

4. DISCONTINUED OPERATIONS

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

December 31, 2018 and 2017

(in thousands, except share and per share data)

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

Results of Discontinued Operations

Results of operations associated with the Services segment, which are reflected as discontinued operations in the Company’s consolidated statements of income for the twelve months ended December 31, 2018 and 2017, were as follows:

	Year Ended December 31,
	2018	2017
Revenues	$3	$151
Cost of sales	(132)	(391)
Selling, general and administrative	(15)	(57)
Impairment of held for sale assets and liabilities and gain on sale of assets	—	(161)
Loss from discontinued operations	$(144)	$(458)

Assets and Liabilities Held for Sale

Assets and liabilities classified as held for sale in the Company’s consolidated balance sheets as of December 31, 2018 and 2017 include the following:

	December 31,	December 31,
	2018	2017
Assets:
Accounts receivable, net	$—	$11
Inventories, net	—	9
Total Assets Held For Sale Related To Discontinued Operations	$—	$20
Liabilities:
Accrued liabilities	$26	$27
Customer deposits and other current obligations	1	3
Total Liabilities Held For Sale Related To Discontinued Operations	$27	$30

5. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. Although some of the accounting standards issued or effective in the current fiscal year may be applicable to it, the Company believes that none of the new standards have a significant impact on its consolidated financial statements, except as discussed below.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. This ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current guidance. In addition, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU became effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company expects to adopt this guidance for leases existing at the date of adoption and expects to recognize a liability and corresponding asset associated with in-scope leases. The Company has commenced identifying its lease population, but is still in the process of determining those amounts to be recognized as liabilities and right of use assets.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

(in thousands, except share and per share data)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business. The amendments in this ASU provide a screen to determine when a set (group of assets and activities) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. This ASU became effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this ASU had no material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the test for goodwill impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2, which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill, from the goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This ASU will be effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this ASU during the second quarter of 2018 and recorded a $4,993 impairment charge as discussed in Note 8 “Long-Lived Assets” of these consolidated financial statements.

6. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the A/R allowance from operations for the years ended December 31, 2018 and 2017 consists of the following:

	For the Years Ended
	December 31,
	2018	2017
Balance at beginning of period	$225	$145
(Recoveries) bad debt expense	(34)	80
Write-offs	(1)	—
Balance at end of period	$190	$225

7. INVENTORIES

The components of inventories from operations as of December 31, 2018 and 2017 are summarized as follows:

	As of December 31,
	2018	2017
Raw materials	$16,394	$11,945
Work-in-process	5,426	6,305
Finished goods	2,958	3,538
	24,778	21,788
Less: Reserve for excess and obsolete inventory	(2,108)	(2,509)
Net inventories	$22,670	$19,279

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

(in thousands, except share and per share data)

8. LONG-LIVED ASSETS

The cost basis and estimated lives of property and equipment from continuing operations as of December 31, 2018 and 2017 are as follows:

	As of December 31,
	2018	2017	Life
Land	$1,423	$1,423
Buildings	20,747	22,998	39	years
Machinery and equipment	107,469	103,878	2	-	10	years
Office furniture and equipment	4,387	4,202	3	-	7	years
Leasehold improvements	8,974	9,095	Asset life or life of lease
Construction in progress	172	4,138
	143,172	145,734
Less accumulated depreciation and amortization	(94,085)	(90,041)
Total property and equipment	$49,087	$55,693

As of December 31, 2018 and December 31, 2017, the Company had commitments of $80 and $132, respectively, related to the completion of projects within construction in progress.

As a result of the Red Wolf acquisition, the Company added $4,993 of goodwill, which was included in the Process Systems segment. See Note 16, “Segment Reporting” of these consolidated financial statements for further discussion of the Company’s segments. The goodwill represented the excess of the purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities as part of the Company’s acquisition of Red Wolf.

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

The Company next compared the carrying value of the Red Wolf reporting unit to the fair value of the Red Wolf reporting unit. The fair value was determined using significant unobservable inputs, or level 3 in the fair value hierarchy. The two main assumptions utilized in the forecast discounted cash flow analysis were the cash flows from operations and the weighted average cost of capital of 18.6%. Based on the analysis performed, the Company determined that the carrying amount of the reporting unit exceeded the fair value and recorded a $4,993 goodwill impairment charge in the second quarter of 2018. The Company utilized a third-party appraisal to validate the results of the analysis.

During the fourth quarter of 2018, the Company identified triggering events associated with Red Wolf’s recent operating results, a reduction in Red Wolf’s major customer’s performance and the delay of new initiatives being implemented.    As a result, the Company tested the long‑lived assets associated with Red Wolf for impairment.  The carrying value of the asset group was found to exceed both its undiscounted cash flows and its fair value determined using the asset accumulation approach. The Company relied upon a third-party valuation and determined that the customer relationship intangible asset was impaired, and recorded a corresponding $7,592 impairment charge during the fourth quarter of 2018. The two main assumptions utilized in the valuation were the cash flows from operations and the weighted average cost of capital of 18.5%.

During 2018 and 2017, the Company continued to experience triggering events associated with the Gearing segment’s history of operating losses. As a result, the Company evaluated the recoverability of certain of its long‑lived

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

(in thousands, except share and per share data)

assets associated with the Gearing segment. The Company relied upon a third-party appraisal and determined that there were no significant changes to the inputs or assumptions used previously. The Company concluded that no impairment to this asset group was indicated as of December 31, 2018 or 2017.

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

As of December 31, 2018 and 2017, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	December 31, 2018					December 31, 2017
					Remaining				Remaining
					Weighted				Weighted
				Net	Average			Net	Average
		Accumulated	Impairment	Book	Amortization		Accumulated	Book	Amortization
	Cost	Amortization	Charge	Value	Period	Cost	Amortization	Value	Period
Goodwill and other intangible assets:
Goodwill	$4,993	$—	$(4,993)	$-		$4,993	$—	$4,993
Noncompete agreements	170	(54)	—	116	4.1	170	(26)	144	5.1
Customer relationships	15,979	(6,369)	(7,592)	2,018	6.8	15,979	(4,992)	10,987	8.0
Trade names	9,099	(4,631)	—	4,468	9.5	9,099	(4,152)	4,947	10.5
Other intangible assets	$25,248	$(11,054)	$(7,592)	$6,602	6.5	$25,248	$(9,170)	$16,078	8.8

Intangible assets are amortized on a straight‑line basis over their estimated useful lives, which range from 6 to 20 years. Amortization expense was $1,884 and $1,764 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, estimated future amortization expense is as follows:

2019	$812
2020	812
2021	812
2022	812
2023	786
2024 and thereafter	2,568
Total	$6,602

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

(in thousands, except share and per share data)

9. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Accrued payroll and benefits	$2,126	$1,797
Accrued property taxes	—	144
Income taxes payable	66	77
Accrued professional fees	101	40
Accrued warranty liability	226	581
Accrued self-insurance reserve	374	812
Accrued other	913	942
Total accrued liabilities	$3,806	$4,393

10. DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Line of credit	$11,000	$10,733
NMTC note payable	—	2,600
Other notes payable	1,882	1,146
Long-term debt	456	570
Less: Current portion	(11,930)	(14,252)
Long-term debt, net of current maturities	$1,408	$797

As of December 31, 2018, future annual principal payments on the Company’s outstanding debt obligations were as follows:

2019	$12,045
2020	913
2021	266
2022	114
Total	$13,338

Credit Facilities

On October 26, 2016, the Company established a $20,000 three-year secured revolving line of credit (the “Credit Facility”) with CIBC Bank USA, formerly known as The PrivateBank and Trust Company (“CIBC”). The Credit Facility was subsequently increased to $25,000 in March of 2017 pursuant to a Second Amendment to Loan and Security Agreement and an Amended and Restated Revolving Note. Under the Credit Facility, CIBC advances funds when requested against a borrowing base consisting of up to 85% of the face value of the Company’s eligible A/R, up to 50% of the book value of eligible inventory and up to 50% of the appraised value of eligible machinery, equipment and certain real property up to $10,000. Borrowings under the Credit Facility bear interest at a per annum rate equal to the applicable LIBOR plus a margin ranging from 2.25% to 3.00%, or the applicable base rate plus a margin ranging from 0.00% to 1.00%, both of which are based on the trailing twelve-month EBITDA. The Company also pays an unused facility fee to CIBC equal to 0.50% per annum on the unused portion of the Credit Facility, along with other standard fees. The Credit Facility contains customary representations and warranties. It also contains a requirement that the Company, on a consolidated basis, maintain a Fixed Charge Coverage Ratio Covenant, along with other customary restrictive covenants. The obligations under the Credit Facility are secured by, subject to certain exclusions, (i) a first priority security interest in all accounts receivable, inventory, equipment, cash and investment property, and (ii) a mortgage on the Abilene, Texas tower facility.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

(in thousands, except share and per share data)

On January 29, 2018, the Company executed the Third Amendment to Loan and Security Agreement (the “Third Amendment”), which waived the Company’s non-compliance with the Fixed Charge Coverage Ratio Covenant as of December 31, 2017 and added new minimum EBITDA and capital expenditure covenants through June 30, 2018. The amendment also revised the Fixed Charge Coverage Ratio Covenant to be recalculated for future periods commencing with the quarter ending June 30, 2018.

On May 3, 2018, the Company executed the Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”), which waived the Company’s non-compliance with the minimum EBITDA covenant through March 31, 2018. The Fourth Amendment, among other changes, amended the minimum EBITDA thresholds for the period ending June 30, 2018 and adjusted the definition of EBITDA to add back certain restructuring expenses.

On October 26, 2018, the Company executed the Fifth Amendment to Loan and Security Agreement which, among other changes, removed the Fixed Charge Coverage Ratio and capital expenditure covenants as of the period ending December 31, 2018 and added minimum EBITDA covenants through June 30, 2019.

On January 16, 2019, the Company executed the Sixth Amendment to Loan and Security Agreement which increased the Company’s capability to issue letters of credit.

On February, 25, 2019, the Company executed an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”), which expanded the Credit Facility to $35,000 and extended the term to February 25, 2022. The Amended and Restated Loan Agreement includes minimum EBITDA covenants through September 30, 2019 and introduces a Fixed Charge Coverage Ratio thereafter. For a more detailed description of the Amended and Restated Loan Agreement refer to Item 9B of this Form 10-K.

As of December 31, 2018, there was $11,000 outstanding under the Credit Facility. The Company had the ability to borrow up to $10,319 under the Credit Facility as of December 31, 2018.

Other

The $2,600 liability associated with the NMTC transaction described further in Note 18, “New Markets Tax Credit Transaction” of these consolidated financial statements is included in the “Line of credit, NMTC and other notes payable” line item of the Company’s consolidated financial statements as of December 31, 2017. During the third quarter of 2018, the loan was extinguished and the Company recorded a gain of $2,249 in other income, net of transaction expenses.

Separately, in 2016, the Company entered into a $570 loan agreement with the Development Corporation of Abilene which is included in long-term debt, less current maturities. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During 2018, $114 of the loan was forgiven. In addition, the Company has outstanding notes payable for capital expenditures in the amount of $1,882 and $1,146 as of December 31, 2018 and 2017, respectively, with $930 and $804 included in the “Line of credit, NMTC and other notes payable” line item of the Company’s consolidated financial statements as of December 31, 2018 and 2017, respectively. The notes payable have monthly payments that range from $3 to $36 and an interest rate of 5%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from April 2020 to May 2021.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

(in thousands, except share and per share data)

11. LEASES

The Company leases various property and equipment under operating lease arrangements. Lease terms generally range from 3 to 15 years with renewal options for extended terms. Certain leases contain rent escalation clauses that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight‑line basis over the minimum lease term. Any lease concessions received by the Company are deferred and recognized as an adjustment to rent expense ratably over the minimum lease term. The Company is required to make additional payments under certain property leases for taxes, insurance and other operating expenses incurred during the operating lease period. Rental expense for the years ended December 31, 2018 and 2017 was $3,654 and $3,378, respectively.

In addition, the Company has entered into capital lease arrangements to finance property and equipment and assumed capital lease obligations in connection with certain acquisitions. The cost basis and accumulated depreciation of assets recorded under capital leases, which are included in property and equipment, are as follows as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Cost	$4,354	$2,460
Accumulated depreciation	(951)	(424)
Net book value	$3,403	$2,036

Depreciation expense recorded in connection with assets recorded under capital leases was $527 and $295 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, future minimum lease payments under capital leases and operating leases were as follows:

	Capital	Operating
	Leases	Leases	Total
2019	$1,057	$3,524	$4,581
2020	376	2,784	3,160
2021	252	2,334	2,586
2022	—	2,333	2,333
2023	—	2,213	2,213
2024 and thereafter	—	6,340	6,340
Total	$1,685	$19,528	$21,213
Less—portion representing interest at a weighted average annual rate of 5.0%	(147)
Principal	1,538
Less—current portion	(967)
Capital lease obligations, noncurrent portion	$571

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is subject to legal proceedings or claims that arise in the ordinary course of its business. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of December 31, 2018, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company’s results of operations, financial condition or cash flows, although no assurance can be given with respect to the ultimate outcome of pending actions. Refer to Note 20, “Legal Proceedings” of these consolidated financial statements for further discussion of legal proceedings.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

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

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and dependent on actual losses sustained by the customer. When the damages are determined to be probable and estimable, the damages are recorded as a reduction to revenue. During 2018 and 2017, the Company incurred no liquidated damages and there was no reserve for liquidated damages as of December 31, 2018.

Workers’ Compensation Reserves

As of December 31, 2018 and 2017, respectively, the Company had $374 and $812 accrued for self‑insured workers’ compensation liabilities. At the beginning of the third quarter of 2013, the Company began to self‑insure for its workers’ compensation liabilities, including reserves for self‑retained losses. The Company entered into a guaranteed workers’ compensation cost program at the beginning of the third quarter of 2016, but still maintains a liability for the trailing claims for the self-insured policy periods. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Other

As of December 31, 2018, approximately 23% of the Company’s employees were covered by two collective bargaining agreements with local unions at the Company’s Cicero, Illinois and Neville Island, Pennsylvania locations. The

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

(in thousands, except share and per share data)

current five-year collective bargaining agreement with the Neville Island union is expected to remain in effect through October 2022. During the third quarter of 2018, a new collective bargaining agreement was negotiated and ratified with the Cicero Union. The new four-year collective bargaining agreement with the Cicero union is expected to remain in effect through February 2022.

See Note 18, “New Markets Tax Credit Transaction” of these consolidated financial statements for a discussion of a strategic financing transaction (the “NMTC Transaction”) which originally related to the Company’s drivetrain service center in in Abilene, Texas (the “Abilene Gearbox Facility”), and was amended in August 2015 to also include the activities of the Company’s heavy industries business conducted in the same building in Abilene, Texas (the “Abilene Heavy Industries Facility”). The Abilene Heavy Industries Facility focuses on Heavy Fabrications for industries including those related to compressed natural gas distribution. Pursuant to the NMTC Transaction, the gross loan and investment in the Abilene Heavy Industries Facility and the Abilene Gearbox Facility of $10,000 is expected to generate $3,900 in tax credits over a period of seven years, which the NMTC Transaction makes available to Capital One, National Association (“Capital One”). The Abilene Heavy Industries Facility and/or the Abilene Gearbox Facility operated and remained in compliance with the terms and conditions of the NMTC Transaction during the seven year compliance period ending in the third quarter of 2018, allowing Capital One to capture up to $3,900 in tax credits. At the end of the seven year compliance period, Capital One exercised its right to put the investment back to the Company in exchange for $130. The loan was extinguished and the Company recorded a gain of $2,249 in other income, net of transaction expenses.

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

The following tables represent the fair values of the Company’s financial assets measured as of December 31, 2018 and 2017:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Goodwill	$—	$—	$—	$—
Customer relationships			1,852	1,852
Total assets at fair value	$—	$—	$1,852	$1,852

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

(in thousands, except share and per share data)

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

The carrying value of the land and building comprising the Cicero Avenue Facility of $560 reflected the expected proceeds associated with selling this facility. During 2017, the Company reclassified the Cicero Avenue Facility as Assets Held for Sale upon completion of general site remediation activities. See Note 12, “Commitments and Contingencies” of these consolidated financial statements for additional detail of the Cicero Avenue Facility. During the third quarter of 2018, the Company sold the Cicero Avenue Facility and recognized a gain of $23 on the sale. The gain is included in operating income in these consolidated financial statements.

Following the Board’s approval of a plan to divest the Company’s Services segment, the Company has been able to evaluate the value of the segment’s assets on the open market; therefore, the Company has utilized this measurement to determine the fair value of the Services segment assets.

14. INCOME TAXES

The provision for income taxes for the years ended December 31, 2018 and 2017 consists of the following:

	For the Years Ended December 31,
	2018	2017
Current provision
Federal	$—	$—
Foreign	—	—
State	98	5
Total current benefit	98	5
Deferred credit
Federal	(3,978)	31,614
State	(2,963)	468
Total deferred credit	(6,941)	32,082
Increase (decrease) in deferred tax valuation allowance	6,638	(37,132)
Total benefit for income taxes	$(205)	$(5,045)

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

December 31, 2018 and 2017

(in thousands, except share and per share data)

Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law.

During the year ended December 31, 2018, the Company recorded a benefit for income taxes of $205, compared to a benefit for income taxes of $5,045 during the year ended December 31, 2017. The income tax benefit during the year ended December 31, 2017 included an income tax benefit of $5,060 from the partial release of the valuation allowance, net of Red Wolf’s current state taxes, resulting from the consolidation of the Company’s deferred tax assets with Red Wolf’s deferred tax liabilities upon acquisition.

The total change in the deferred tax valuation allowance was $6,638 and ($37,132) for the years ended December 31, 2018 and 2017, respectively. The changes in the deferred tax valuation allowances in 2018 and 2017 were primarily the result of (decreases) increases to the deferred tax assets pertaining to federal and state NOLs.

The tax effects of the temporary differences and NOLs that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of December 31,
	2018	2017
Noncurrent deferred income tax assets:
Net operating loss carryforwards	$63,906	$56,619
Intangible assets	7,261	6,889
Accrual and reserves	2,502	2,402
Other	19	88
Total noncurrent deferred tax assets	73,688	65,998
Valuation allowance	(73,129)	(66,491)
Noncurrent deferred tax assets, net of valuation allowance	559	(493)
Noncurrent deferred income tax liabilities:
Fixed assets	593	(152)
Intangible assets	—	—
Total noncurrent deferred tax liabilities	593	(152)
Net deferred income tax liability	$(34)	$(341)

Valuation allowances of $73,129 and $66,491 have been provided for deferred income tax assets for which realization is uncertain as of December 31, 2018 and 2017, respectively. A reconciliation of the beginning and ending amounts of the valuation is as follows:

Valuation allowance as of December 31, 2017	$(66,491)
Gross increase for current year activity	(6,638)
Valuation allowance as of December 31, 2018	$(73,129)

As of December 31, 2018, the Company had federal and unapportioned state NOL carryforwards of approximately $248,717 of which $228,787 will begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

The reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate is as follows:

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

(in thousands, except share and per share data)

	For the Year Ended
	December 31,
	2018	2017
Statutory U.S. federal income tax rate	21.0%	34.0%
State and local income taxes, net of federal income tax benefit	3.2	3.4
Permanent differences	(4.4)	(1.2)
Change in valuation allowance	(18.7)	446.7
Change in uncertain tax positions	0.0	0.5
Other	(0.3)	0.1
Effect of U.S. tax rate change	0.0	(422.6)
Effective income tax rate	0.8%	60.9%

The Company accounts for the uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken, or expected to be taken, in a tax return that is required to be met before being recognized in the financial statements. The changes in the Company’s uncertain income tax positions for the years ended December 31, 2018 and 2017 consisted of the following:

	For the Year
	Ended
	December 31,
	2018	2017
Beginning balance	$1	$27
Tax positions related to current year:
Additions	—	—
Reductions	—	—
	—	—
Tax positions related to prior years:
Additions	—	—
Reductions	—	—
Settlements	—	—
Lapses in statutes of limitations	(1)	(26)
Additions from current year acquisitions	—	—
	(1)	(26)
Ending balance	$—	$1

The amount of unrecognized tax benefits at December 31, 2018 that would affect the effective tax rate if the tax benefits were recognized was $0.

It is the Company’s policy to include interest and penalties in tax expense. During the years ended December 31, 2018 and 2017, the Company recognized and accrued approximately $0 of interest and penalties.

The Company files income tax returns in the U.S. federal and state jurisdictions. As of December 31, 2018, open tax years in the federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust NOL carryforwards. The Company’s 2008 and 2009 federal tax returns were examined in 2011 and no material adjustments were identified related to any of the Company’s tax positions. Although these periods have been audited, they continue to remain open until all NOLs generated in those tax years have either been utilized or expire.

Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), generally imposes an annual limitation on the amount of NOL carryforwards and associated built‑in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company’s ability to utilize NOL carryforwards and built‑in losses may be limited, under this section or otherwise, by the Company’s issuance of common stock or by other changes in stock ownership. Upon completion of the Company’s analysis of IRC Section 382, the Company has determined

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

(in thousands, except share and per share data)

that aggregate changes in stock ownership have resulted in an annual limitation of $14,284 on NOLs and built‑in losses available for utilization based on the triggering event in 2010. To the extent the Company’s use of NOL carryforwards and associated built‑in losses is significantly limited in the future due to additional changes in stock ownership, the Company’s income could be subject to U.S. corporate income tax earlier than it would if the Company were able to use NOL carryforwards and built‑in losses without such annual limitation, which could result in lower profits and the loss of the majority of the benefits from these attributes.

In February 2013, the Company adopted a Stockholder Rights Plan, which was amended in February 2016 and approved by our stockholders (as amended, the “Rights Plan”), designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under IRC Section 382. On February 7, 2019, the Board of Directors (the “Board”) approved an amendment extending the Rights Plan for an additional three years. The amendment is subject to approval by our stockholders at our 2019 Annual Meeting of Stockholders.

The Rights Plan is intended to act as a deterrent to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.9% or more of the Company’s common stock and thereby triggering a further limitation of the Company’s available NOL carryforwards. In connection with the adoption of the Rights Plan, the Board declared a non‑taxable dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock to the Company’s stockholders of record as of the close of business on February 22, 2013. Each Right entitles its holder to purchase from the Company one one‑thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $4.25 per Right, subject to adjustment. As a result of the Rights Plan, any person or group that acquires beneficial ownership of 4.9% or more of the Company’s common stock without the approval of the Board would be subject to significant dilution in the ownership interest of that person or group. Stockholders who owned 4.9% or more of the outstanding shares of the Company’s common stock as of February 12, 2013 will not trigger the preferred share purchase rights unless they acquire additional shares after that date.

As of December 31, 2018, the Company had $0 of unrecognized tax benefits, which would have a favorable impact on income tax expense. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had accrued interest and penalties of $0 as of December 31, 2018. As of December 31, 2017, the Company had unrecognized tax benefits of $1, of which $1 represented accrued interest and penalties.

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

The 2007 EIP reserved 691,051 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. As of December 31, 2018, the Company had reserved 22,733 shares for issuance upon the exercise of stock options outstanding and no shares for issuance upon the vesting of RSU awards outstanding. As of December 31, 2018,  253,659 shares of common stock reserved for stock options and RSU awards under the 2007 EIP have been issued in the form of common stock.

2012 Equity Incentive Plan

The Company has granted incentive stock options and other equity awards pursuant to the Broadwind Energy, Inc. 2012 Equity Incentive Plan (the “2012 EIP”), which was approved by the Board in March 2012 and by the Company’s stockholders in May 2012.

The 2012 EIP reserved 1,200,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

(in thousands, except share and per share data)

degree. As of December 31, 2018, the Company had reserved 34,129 shares for issuance upon the exercise of stock options outstanding and no shares for issuance upon the vesting of RSU awards outstanding. As of December 31, 2018,  635,089 shares of common stock reserved for stock options and RSU awards under the 2012 EIP have been issued in the form of common stock.

2015 Equity Incentive Plan

The Company has granted equity awards pursuant to the Broadwind Energy, Inc. 2015 Equity Incentive Plan (the “2015 EIP;” together with the 2007 EIP and the 2012 EIP, the “Equity Incentive Plans”), which was approved by the Board in February 2015 and by the Company’s stockholders in April 2015. The Company announced on February 8, 2019 that the Board had approved an Amended and Restated 2015 Equity Incentive Plan, which is subject to approval by the Company’s stockholders at the 2019 Annual Meeting of Stockholders.

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

The 2015 EIP reserves 1,100,000 shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates will depend to a large degree. As of December 31, 2018, the Company had reserved 805,844 shares for issuance upon the vesting of RSU awards outstanding. As of December 31, 2018, a total of 343,429 shares of common stock reserved for RSU awards under the 2015 EIP had been issued in the form of common stock.

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

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

(in thousands, except share and per share data)

Stock option activity during the year ended December 31, 2018 under the Equity Incentive Plans was as follows:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding as of December 31, 2017	67,188	$24.65	3.39
Expired	(10,326)	77.47
Outstanding as of December 31, 2018	56,862	$15.06	2.72	$—
Exercisable as of December 31, 2018	56,862	$15.06	2.72	$—

The following table summarizes information with respect to all outstanding and exercisable stock options under the Equity Incentive Plans as of December 31, 2018:

			Options Outstanding				Options Exercisable
					Weighted Average
			Number of options	Weighted Average	Remaining		Number	Weighted Average
Exercise Price or Range			outstanding	Exercise Price	Contractual Term		Exercisable	Exercise Price
$3.39	-	$13.50	49,039	$6.47	2.99	years	49,039	$6.47
$54.40	-	$99.90	7,823	68.94	0.99	years	7,823	68.94
			56,862	$15.06	2.72	years	56,862	$15.06

The fair value of each stock option award is estimated on the date of grant using the Black‑Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. There were no stock options granted during the twelve months ended December 31, 2018.

The following table summarizes information with respect to outstanding RSU’s and PSU’s as of December 31, 2018 and 2017:

		Weighted Average
		Grant-Date Fair Value
	Number of Shares	Per Share
Unvested as of December 31, 2017	512,142	$4.57
Granted	565,964	$2.42
Vested	(202,713)	$4.41
Forfeited	(69,549)	$3.85
Unvested as of December 31, 2018	805,844	$3.16

During the years ended December 31, 2018 and 2017, the Company utilized a forfeiture rate of 25% for estimating the forfeitures of stock compensation granted.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

(in thousands, except share and per share data)

The following table summarizes share‑based compensation expense, net of taxes withheld, included in the Company’s consolidated statements of operations for the years ended December 31, 2018 and 2017 as follows:

	For the Years Ended
	December 31,
	2018	2017
Share-based compensation expense:
Cost of sales	$99	$101
Selling, general and administrative	704	712
Net effect of share-based compensation expense on net income	$803	$813
Reduction in earnings per share:
Basic earnings per share	$0.05	$0.05

Diluted earnings per share	$0.05	$0.05

(1)

Income tax benefit is not illustrated because the Company is currently in a full tax valuation allowance position and an actual income tax benefit was not realized for the years ended December 31, 2018 and 2017. The result of the income (loss) situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

As of December 31, 2018, the Company estimates that pre‑tax compensation expense for all unvested share‑based awards, including both stock options and RSUs, in the amount of approximately $1,132 will be recognized through the year 2020. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

16. SEGMENT REPORTING

The Company is organized into reporting segments based on the nature of the products offered and business activities from which it earns revenues and incurs expenses for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision maker. On February 1, 2017, the Company acquired Red Wolf, and Red Wolf is being operated as a wholly-owned subsidiary, as more fully described in Note 21, “Business Combinations” of these consolidated financial statements.  The Red Wolf acquisition aligns with the Company’s growth strategy approved by our Board in late 2016 to expand and diversify our business through organic growth and strategic bolt-on acquisitions.  Red Wolf’s operations is being reported in the “Process Systems” segment.

As a result of the 2017 Red Wolf acquisition, the Company revised its segment presentation to include three reportable operating segments: Towers and Weldments, Gearing and Process Systems. All current and prior period financial results have been revised to reflect these changes. In the fourth quarter of 2017, the segment changed its name from “Towers and Weldments” to “Towers and Heavy Fabrications” to more accurately reflect the nature of the segment’s activities. The Company’s segments and their product offerings are summarized below:

Towers and Heavy Fabrications

The Company manufactures towers for wind turbines, specifically the large and heavier wind towers that are designed for multiple MW wind turbines. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The facilities have a combined annual tower production capacity of up to approximately 550 tower towers (1650 tower sections), sufficient to support turbines generating more than 1,100 MW of power. This product segment also encompasses the fabrication of heavy weldments for mining and other industrial customers.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

(in thousands, except share and per share data)

Gearing

The Company engineers, builds and remanufactures precision gears and gearing systems for oil and gas, wind, mining, steel and other industrial applications. The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment in Neville Island, Pennsylvania.

Process Systems

The Company acquired Red Wolf on February 1, 2017 and as a result, aggregated its Abilene, TX fabrication business with Red Wolf to form the Process Systems reportable segment. This segment provides contract manufacturing services that include build-to-spec, kitting, fabrication and inventory management for customers throughout the U.S. and in foreign countries, primarily supporting the natural gas turbine market.

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Description of Business and Summary of Significant Accounting Policies” of these consolidated financial statements. Summary financial information by reportable segment is as follows:

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Year Ended December 31, 2018
Revenues from external customers	$68,773	$38,376	$18,231	$—	$—	$125,380
Intersegment revenues	42	—	88	—	(130)	—
Net revenues	68,815	38,376	18,319	—	(130)	125,380
Operating (loss) profit	(4,346)	51	(16,442)	(4,329)	—	(25,066)
Depreciation and amortization	4,986	2,255	1,709	233	—	9,183
Capital expenditures	1,441	706	31	146	—	2,324
Total assets	32,866	37,028	13,731	243,867	(228,327)	99,165

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Year Ended December 31, 2017
Revenues from external customers	$103,389	$26,006	17,390	$—	$—	$146,785
Operating (loss) profit	2,667	(2,632)	(2,269)	(5,199)	—	(7,433)
Depreciation and amortization	4,638	2,430	1,706	225	—	8,999
Capital expenditures	5,355	726	426	181	—	6,688
Assets held for sale	—	560	—	20	—	580
Total assets	27,958	38,016	26,442	249,346	(229,412)	112,350

The Company generates revenues entirely from transactions completed in the U.S. and its long‑lived assets are all located in the U.S. All intercompany revenue is eliminated in consolidation. During 2018, two customers accounted for more than 10% of total net revenues. These two customers accounted for revenues of $72,851 for fiscal year 2018, with one reported within the Towers and Heavy Fabrications segment and one reported within the Gearing segment. During 2017, one customer accounted for more than 10% of total net revenues or $100,413 in revenue for fiscal year 2017, which was reported within the Towers and Heavy Fabrications segment. During the years ended December 31, 2018 and 2017, five customers accounted for 78% and 85%, respectively, of total net revenues.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

(in thousands, except share and per share data)

17. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plans

Retirement Savings and Profit Sharing Plans

The Company offers a 401(k) retirement savings plan to all eligible employees who may elect to contribute a portion of their salary on a pre‑tax basis, subject to applicable statutory limitations. All participating non‑union employees are eligible to receive safe harbor matching contributions equal to 100% of the first 3% of the participant’s elective deferral contributions and 50% of the next 2% of the participant’s elective deferral contributions. For 2018, in accordance with the collective bargaining agreements in place at its two union locations, the Company’s Illinois‑based union employees were eligible to receive a discretionary match in an amount up to 50% of each participant’s first 4% of elective deferral contributions, and the Company’s Pennsylvania‑based union employees were eligible to receive a discretionary match in an amount up to 100% of each participant’s first 3% and 50% of the next 2% of elective deferral contributions. The safe harbor matching contribution was extended to all union employees, beginning in 2019, following the extension of the Company’s collective bargaining agreements during 2018. The Company has the discretion, subject to applicable statutory requirements, to fund any matching contribution with a contribution to the plan of the Company’s common stock. In the third quarter of 2017, the Company began funding the matching contributions primarily in the form of the Company’s common stock. Under the plan, elective deferrals and basic Company matching is 100% vested at all times.

For the years ended December 31, 2018 and 2017, the Company recorded expense under these plans of approximately $812 and $765, respectively.

Deferred Compensation Plan

The Company maintains a deferred compensation plan for certain key employees and nonemployee directors, whereby certain wages earned, compensation for services rendered, and discretionary company‑matching contributions may be deferred and deemed to be invested in the Company’s common stock. Changes in the fair value of the plan liability are recorded as charges or credits to compensation expense. Compensation expense associated with the deferred compensation plan recorded during the years ended December 31, 2018 and 2017 was $(13) and $(12).  The fair value of the plan liability to the Company is included in accrued liabilities in the Company’s consolidated balance sheets. As of December 31, 2018 and 2017, the fair value of plan liability to the Company was $12 and $24, respectively.

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

December 31, 2018 and 2017

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

The Capital One contribution, including a loan origination payment of $320, has been included as other assets in the Company’s consolidated balance sheet as of December 31, 2017. Capital One exercised its option to put its investment to the Company and receive $130 from the Company at that time. The Capital One contribution other than the amount allocated to the put obligation was recognized as income only after the put/call was exercised and when Capital One had no ongoing interest.

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

The $262 of issue costs paid to third parties in connection with the NMTC Transaction were recorded as prepaid expenses, and are being amortized over the expected seven-year term of the NMTC arrangement. Capital One’s net contribution of $2,600 was included in “Line of credit, NMTC, and other notes payable” line item of the Company’s consolidated balance sheet at December 31, 2017. Incremental costs to maintain the transaction structure during the compliance period will be recognized as they are incurred. At the end of the seven year compliance period, Capital One exercised its right to put the investment back to the Company in exchange for $130. The loan was extinguished and the Company recorded a gain of $2,249 in other income, net of transaction expenses. As the NMTC loan was extinguished, the VIEs were dissolved.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 and 2017

(in thousands, except share and per share data)

19. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following table provides a summary of selected financial results of operations by quarter for the years ended December 31, 2018 and 2017 as follows:

2018	First	Second	Third	Fourth
Revenues	$29,967	$36,781	$31,445	$27,187
Gross (loss) profit	(132)	2,223	1,486	(512)
Operating loss	(4,537)	(5,736)	(2,612)	(12,181)
Loss from continuing operations, net of tax	(4,811)	(6,083)	(750)	(12,358)
Net loss	(4,838)	(6,116)	(783)	(12,409)
Loss from continuing operations per share:
Basic	$(0.32)	$(0.40)	$(0.05)	$(0.79)
Diluted	$(0.32)	$(0.40)	$(0.05)	$(0.79)
Net loss per share:
Basic	$(0.32)	$(0.40)	$(0.05)	$(0.79)
Diluted	$(0.32)	$(0.40)	$(0.05)	$(0.79)

2017	First	Second	Third	Fourth
Revenues	$56,060	$43,362	$29,595	$17,768
Gross profit (loss)	6,374	3,872	1,014	(3,101)
Operating (loss) profit	1,603	(516)	(1,831)	(6,689)
(Loss) income from continuing operations, net of tax	6,482	(688)	(2,049)	(6,928)
Net (loss) income	6,327	(780)	(2,207)	(6,981)
(Loss) income from continuing operations per share:
Basic	$0.43	$(0.05)	$(0.14)	$(0.45)
Diluted	$0.43	$(0.05)	$(0.14)	$(0.45)
Net (loss) income per share:
Basic	$0.42	$(0.05)	$(0.15)	$(0.46)
Diluted	$0.42	$(0.05)	$(0.15)	$(0.46)

20. LEGAL PROCEEDINGS

The Company is party to a variety of legal proceedings that arise in the normal course of its business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect, individually or in the aggregate, on the Company’s results of operations, financial condition or cash flows. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations, financial condition or cash flows. It is possible that if one or more litigation matters were decided against the Company, the effects could be material to the Company’s results of operations in the period in which the Company would be required to record or adjust the related liability and could also be material to the Company’s financial condition and cash flows in the periods the Company would be required to pay such liability.

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

December 31, 2018 and 2017

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

During the third quarter of 2017, the Company released $1,394 of this contingency into operating income because management determined that Red Wolf’s full-year financial performance during the first year of ownership by the Company was unlikely to meet the threshold required to pay the first installment of the contingent earn-out. During the second quarter of 2018, the Company released the final contingent earn-out liability of $1,140 into operating income as the Company does not expect Red Wolf to achieve the targeted profitability benchmark for the second year of ownership. The release of the earn-out is reflected in the selling, general, and administrative line item in the consolidated statements of operations.

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

December 31, 2018 and 2017

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

The Company incurred transaction costs of $182 for the year ended December 31, 2017 related to the acquisition. These costs were expensed as incurred and were primarily recorded as selling, general, and administrative expenses on the Company’s consolidated statements of operations. Red Wolf recorded revenues of $15,868 and a net loss of $146 for the period beginning from the acquisition date of February 1, 2017 and ending on December 31, 2017. The Company has not shown the pro forma results of Red Wolf because it is not significant.

NOTE 22 — RESTRUCTURING

During the first quarter of 2018, the Company conducted a review of its business strategies and product plans given the outlook of the industries it serves and its business environment. As a result, the Company began to execute a restructuring plan to rationalize its facility capacity and management structure, and to consolidate and increase the efficiencies of its Abilene operations. The Company exited the CNG and Fabrication Manufacturing location in Abilene, TX in 2018 as soon as it fully complied with the requirements established as part of the NMTC Transaction agreement and consolidate these manufacturing activities into other locations. All remaining costs associated with this facility have been recorded as restructuring expenses. All costs will be incurred solely within the Process Systems segment.

The Company expects that any additional costs related to the 2018 restructuring initiative will be immaterial. The Company anticipates annual cost savings going forward of approximately $575 in facility expenses related to the restructuring.

The Company’s total net restructuring charges for the year ended December 31, 2018 consist of the following:

Year Ended
December 31, 2018
Cost of sales:
Facility costs	$249
Moving and remediation	33
Salary and severance	17
Depreciation	332
Total cost of sales	631
Selling, general, and administrative expenses:
Salary and severance	37
Total selling, general, and administrative expenses	37
Grand Total	$668

INDEX TO EXHIBITS

Exhibit Number	Description
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
4.1

Section 382 Rights Agreement dated as of February 12, 2013 between the Company and Equiniti Trust Company, as rights agent, which includes the Form of Rights Certificate as Exhibit B thereto (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8‑A filed February 13, 2013)

4.2

Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8‑A filed February 13, 2013)

4.3

First Amendment to Section 382 Rights Agreement dated as of February 2, 2016 between the Company and Equiniti Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 8, 2016)

4.4

Second Amendment to Section 382 Rights Agreement dated as of February 7, 2019 between the Company and Equiniti Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 12, 2019)

10.1

Lease Agreement dated December 26, 2007 between Tower Tech Systems Inc. and City Centre, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10‑KSB for the fiscal year ended December 31, 2007)

10.2

Amended and Restated Lease for Industrial/Manufacturing Space dated as of May 1, 2010 between Tower Tech Systems Inc. and City Centre, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2010)

10.3†

Severance and Non‑Competition Agreement, dated as of December 15, 2011 between the Company and Robert R. Rogowski (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.4†

Severance and Non‑Competition Agreement, dated as of July 8, 2014 between the Company and Erik W. Jensen (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.5†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2010)
10.6†	Broadwind Energy, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed on March 12, 2015)
10.7†	Form of Executive Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2010)
10.8†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2012)
10.9†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2012)

10.10†	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2012)
10.11†

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.12†

Form of Restricted Stock Unit Award Agreement (Extended Executive Team) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.13†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)
10.14†

Broadwind Energy, Inc. 2015 Equity Incentive Plan Restricted Stock Unit Award Notice (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018)

10.15†

Second Amended and Restated Employment Agreement, dated May 20, 2016, between the Company and Stephanie K. Kushner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2016)

10.16

Loan and Security Agreement, dated October 26, 2016, among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, and Broadwind Towers, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10 Q for the quarterly period ended September 30, 2016)

10.17†

First Amendment to Loan and Security Agreement, dated February 10, 2017, among the Company, Brad Foote Gear Works, Inc., Broadwind Services, LLC, Broadwind Towers, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016)

10.18

Joinder to Loan and Security Agreement, dated February 10, 2017, executed by Red Wolf Company, LLC (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016)

10.19

Second Amendment to Loan and Security Agreement and Waiver, dated March 27, 2017, among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Towers, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017)

10.20

Amended and Restated Revolving Note, dated March 27, 2017 among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Towers, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017)

10.21

Third Amendment to Loan and Security Agreement, dated January 29, 2018, among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., Red Wolf Company, LLC and CIBC Bank USA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 2, 2018)

10.22

Fourth Amendment to Loan and Security Agreement, dated May 3, 2018, among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., Red Wolf Company, LLC and CIBC Bank USA (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.23

Fifth Amendment to Loan and Security Agreement, dated October 26, 2018, among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., Red Wolf Company, LLC and CIBC Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.24

Sixth Amendment to Loan and Security Agreement, dated January 26, 2019, among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., Red Wolf Company, LLC and CIBC Bank USA (filed herewith)

10.25

Amended and Restated Loan and Security Agreement, dated February 25, 2019, among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., Red Wolf Company, LLC, the other Loan Parties and Lenders party thereto, and CIBC Bank USA, as Administrative Agent and Sole Lead Arranger (filed herewith)

10.26†

Severance and Non-Competition Agreement, dated October 23, 2017, between the Company and Jason L. Bonfigt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed November 28, 2017)

10.27†

Severance and Non-Competition Agreement, dated as of May 4, 2018, between the Company and Eric Blashford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2018)

10.28

At Market Issuance Sales Agreement, dated July 31, 2018, by and among the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 31, 2018)

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2019.

BROADWIND ENERGY, INC.

By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Stephanie K. Kushner	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2019
Stephanie K. Kushner

/s/ Jason L. Bonfigt	Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2019
Jason L. Bonfigt

/s/ David P. Reiland	Director and Chairman of the Board	February 26, 2019
David P. Reiland

/s/ Philip J. Christman	Director	February 26, 2019
Philip J. Christman

/s/ Terence P. Fox	Director	February 26, 2019
Terence P. Fox

/s/ Thomas A. Wagner	Director	February 26, 2019
Thomas A. Wagner

/s/ Cary B. Wood	Director	February 26, 2019
Cary B. Wood