Form 10-Q
period 2019-03-31
BROADWIND ENERGY, INC.
filed 2019-04-26
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ Emerging growth company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period to comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares of registrant’s common stock, par value $0.001, outstanding as of April 23,  2019:  15,985,705.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37	$1,177
Accounts receivable, net	22,509	17,455
Inventories, net	32,944	22,670
Prepaid expenses and other current assets	1,706	1,776
Total current assets	57,196	43,078
LONG-TERM ASSETS:
Property and equipment, net	48,472	49,087
Operating lease right-of-use assets	17,155	—
Other intangible assets, net	6,399	6,602
Other assets	357	398
TOTAL ASSETS	$129,579	$99,165
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and other notes payable	$23,199	$11,930
Current portion of finance lease obligations	894	967
Current portion of operating lease obligations	1,726	—
Accounts payable	20,091	11,618
Accrued liabilities	4,127	3,806
Customer deposits	17,755	23,507
Current liabilities held for sale	26	27
Total current liabilities	67,818	51,855
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	1,185	1,408
Long-term finance lease obligations, net of current portion	408	571
Long-term operating lease obligations, net of current portion	17,341	—
Other	65	1,969
Total long-term liabilities	18,999	3,948
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,259,642 and 15,982,622 shares issued as of March 31, 2019, and December 31, 2018, respectively	16	16
Treasury stock, at cost, 273,937 shares as of March 31, 2019 and December 31, 2018	(1,842)	(1,842)
Additional paid-in capital	381,883	381,441
Accumulated deficit	(337,295)	(336,253)
Total stockholders’ equity	42,762	43,362
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,579	$99,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues	$41,660	$29,967
Cost of sales	38,111	29,984
Restructuring	12	115
Gross profit (loss)	3,537	(132)
OPERATING EXPENSES:
Selling, general and administrative	3,828	3,898
Intangible amortization	203	471
Restructuring	—	36
Total operating expenses	4,031	4,405
Operating loss	(494)	(4,537)
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(536)	(298)
Other, net	(2)	(3)
Total other income (expense), net	(538)	(301)
Net loss before provision (benefit) for income taxes	(1,032)	(4,838)
Provision (benefit) for income taxes	11	(27)
LOSS FROM CONTINUING OPERATIONS	(1,043)	(4,811)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1	(27)
NET LOSS	$(1,042)	$(4,838)
NET LOSS PER COMMON SHARE—BASIC:
Loss from continuing operations	$(0.07)	$(0.32)
Income (loss) from discontinued operations	0.00	0.00
Net loss	$(0.07)	$(0.32)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	15,786	15,257
NET LOSS PER COMMON SHARE—DILUTED:
Loss from continuing operations	$(0.07)	$(0.32)
Income (loss) from discontinued operations	0.00	0.00
Net loss	$(0.07)	$(0.32)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	15,786	15,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Issued		Issued	Additional	Accumulated
	Issued	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
BALANCE, December 31, 2017	15,480,299	$15	(273,937)	$(1,842)	$380,005	$(312,107)	$66,071
Stock issued for restricted stock	96,534	1	—	—	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	74,123	—	—	—	167	—	167
Share-based compensation	—	—	—	—	262	—	262
Net loss	—	—	—	—	—	(4,838)	(4,838)
BALANCE, March 31, 2018	15,650,956	16	(273,937)	(1,842)	380,434	(316,945)	61,663

BALANCE, December 31, 2018	15,982,622	$16	(273,937)	$(1,842)	$381,441	$(336,253)	$43,362
Stock issued for restricted stock	141,384	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	135,636	—	—	—	187	—	187
Share-based compensation	—	—	—	—	255	—	255
Sale of common stock, net of expenses	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,042)	(1,042)
BALANCE, March 31, 2019	16,259,642	$16	(273,937)	$(1,842)	$381,883	$(337,295)	$42,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,042)	$(4,838)
Income (loss) from discontinued operations	1	(27)
Loss from continuing operations	(1,043)	(4,811)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	1,761	2,357
Deferred income taxes	(9)	(27)
Stock-based compensation	255	262
Allowance for doubtful accounts	(14)	(15)
Common stock issued under defined contribution 401(k) plan	187	167
Gain on disposal of assets	(1)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,040)	(2,266)
Inventories	(10,274)	(2,577)
Prepaid expenses and other current assets	70	21
Accounts payable	8,132	2,956
Accrued liabilities	321	1,653
Customer deposits	(5,752)	197
Other non-current assets and liabilities	57	(1,210)
Net cash used in operating activities of continuing operations	(11,350)	(3,293)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(577)	(229)
Proceeds from disposals of property and equipment	1	—
Net cash used in investing activities of continuing operations	(576)	(229)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	42,440	32,886
Payments on line of credit	(31,191)	(29,202)
Payments on long-term debt	(228)	—
Principal payments on finance leases	(236)	(187)
Net cash provided by financing activities of continuing operations	10,785	3,497
DISCONTINUED OPERATIONS:
Operating cash flows	1	(27)
Net cash provided by (used in) discontinued operations	1	(27)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,140)	(52)
CASH AND CASH EQUIVALENTS beginning of the period	1,177	78
CASH AND CASH EQUIVALENTS end of the period	$37	$26
Supplemental cash flow information:
Interest paid	$274	$233
Non-cash activities:
Issuance of restricted stock grants	$255	$262

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2019. The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

During the first quarter of 2019, the Company assessed its segment reporting by evaluating various qualitative and quantitative measures for each business and product line. Following the execution of the Company’s 2018 restructuring plan and the resulting exit of the leased Abilene facility at the end of 2018, the Company revised its segment presentation by moving its Abilene compressed natural gas and heavy fabrication business from the Process Systems segment to the Towers and Heavy Fabrications segment. The Company made this determination because, post-restructuring, the residual heavy fabrications business activities previously carried out in the now vacated space were transferred to the nearby tower plant under the supervision of Towers and Heavy Fabrications segment management. The Company has restated prior periods presented to reflect this change. See Note 14, “Segment Reporting” of these condensed consolidated financial statements for further discussion of reportable segments.

There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2019 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, other than the adoption of Accounting Standards Updates (“ASU”) 2016-02 described in Note 8 “Leases” of these condensed consolidated financial statements.

Company Description

Through its subsidiaries, the Company provides technologically advanced high-value products to energy, mining and infrastructure sector customers, primarily in the United States of America (the “U.S.”). The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 64% of the Company’s revenue during the first three months of 2019.

The Company has increasingly diversified its operations to provide precision gearing and gearboxes, heavy fabrications, kitting and assemblies of industrial systems to a broad range of industrial customers for oil and gas (“O&G”), mining, steel, and other industrial applications.

Please refer to Note 16, “Restructuring” of these condensed consolidated financial statements for the discussion of the restructuring plan which the Company initiated in the first quarter of 2018. The Company has incurred a total of approximately $12 and $151 of net costs in the first three months of 2019 and 2018, respectively, to implement this restructuring plan.

Liquidity

The Company meets its short term liquidity needs through cash generated from operations, its available cash balances,  the Credit Facility (as defined below), additional equipment financing, and access to the public or private debt equity markets, including the option to raise capital under the Company’s Form S-3 (as discussed below).

See Note 7, “Debt and Credit Agreements” of these condensed consolidated financial statements for a complete description of the Credit Facility and the Company’s other debt.

Total debt and finance lease obligations at March 31, 2019 totaled $25,686, which includes current outstanding debt and finance leases totaling $24,093. The current outstanding debt includes $22,249 outstanding under the Company’s revolving line of credit.

On August 11, 2017, the Company filed a “shelf” registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 10, 2017 (the “Form S-3”). This shelf registration statement, which includes a base prospectus, allows the Company at any time to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in the prospectus supplement accompanying the base prospectus, the Company would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes.

On July 31, 2018, the Company entered into an At Market Issuance Sales Agreement (the "ATM Agreement") with Roth Capital Partners, LLC (the “Agent”). Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through the Agent shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $10,000.  The Company will pay a commission to the Agent of 3% of the gross proceeds of the sale of the shares sold under the ATM Agreement and reimburse the Agent for the expenses of their counsel. During the year ended December 31, 2018, the Company issued 15,112 shares of the Company’s common stock under the ATM Agreement and the net proceeds (before upfront costs) to the Company from the sale of the Company’s common stock were approximately $33 after deducting commissions paid of approximately $1. As of March 31, 2019,  the Company’s common stock having a value of approximately $9,967 remained available for issuance with respect to the ATM Agreement.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three months ended March 31, 2019 and 2018:

	For the Three Ended March 31,
	2019	2018
Towers and Heavy Fabrications	$28,294	$18,196
Gearing	10,027	8,805
Process Systems	3,339	2,966
Consolidated	$41,660	$29,967

Revenue within the Company’s Gearing and Process Systems segments, as well as heavy fabrication revenues within the Towers and Heavy Fabrications segment, is recognized at a point in time, typically when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. The Company measures revenue based on the consideration specified in the purchase order and revenue is recognized when the performance obligations are satisfied. If applicable, the transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation.

For many transactions within the Company’s Towers and Heavy Fabrications segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. The Company recognizes revenue under these arrangements only when there is a substantive reason for the agreement, the ordered goods are identified separately as belonging to the customer and not available to fill other orders, the goods are currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

The Company generally expenses sales commissions when incurred. These costs are recorded within selling, general and administrative expenses. Customer deposits, deferred revenue and other receipts are deferred and recognized when the revenue is realized and earned. Cash payments to customers are classified as reductions of revenue in the Company’s statement of operations.

The Company does not disclose the value of the unsatisfied performance obligations for contracts with an original expected length of one year or less.

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018, as follows:

	Three Months Ended
	March 31,
	2019	2018
Basic earnings per share calculation:
Net loss	$(1,042)	$(4,838)
Weighted average number of common shares outstanding	15,785,954	15,257,234
Basic net loss per share	$(0.07)	$(0.32)
Diluted earnings per share calculation:
Net loss	$(1,042)	$(4,838)
Weighted average number of common shares outstanding	15,785,954	15,257,234
Common stock equivalents:
Stock options and non-vested stock awards (1)	—	—
Weighted average number of common shares outstanding	15,785,954	15,257,234
Diluted net loss per share	$(0.07)	$(0.32)

(1)

Stock options and restricted stock units granted and outstanding of 683,019 and 893,004  are excluded from the computation of diluted earnings for the three months ended March 31, 2019 and 2018 due to the anti dilutive effect as a result of the Company’s net loss for those respective periods.

NOTE 4 — INVENTORIES

The components of inventories as of March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31,	December 31,
	2019	2018
Raw materials	$25,385	$16,394
Work-in-process	6,437	5,426
Finished goods	2,793	2,958
	34,615	24,778
Less: Reserve for excess and obsolete inventory	(1,671)	(2,108)
Net inventories	$32,944	$22,670

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities. Goodwill is not amortized but is tested at least annually for impairment or more frequently whenever events or circumstances occur indicating that those assets might be impaired.

Other intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf in 2017. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 4 to 9 years. The Company tests other intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable.

The Company added $4,993 of goodwill and $13,270 of other intangible assets, as a result of the Red Wolf acquisition, which was included in the Process Systems segment. See Note 14, “Segment Reporting” of these condensed consolidated financial statements for further discussion of the Company’s segments.

During the second quarter of 2018, the Company determined that the carrying amount of the Red Wolf reporting unit exceeded the fair value and recorded a $4,993 goodwill impairment charge.  In addition, during the fourth quarter of 2018, the Company determined that its customer relationship intangible asset was impaired, and recorded a corresponding  $7,592 impairment charge.

During the first quarter of 2019, the Company also identified a further triggering event associated with Red Wolf’s recent operating losses. The Company relied upon an undiscounted cash flow analysis performed in the prior quarter and determined that no significant changes to the previously used inputs or assumptions were needed.  As a result, the Company concluded that no impairment to this asset group was indicated as of March 31, 2019.

As of March 31, 2019 and December 31, 2018, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	March 31, 2019					December 31, 2018
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Goodwill and other intangible assets:
Goodwill	$4,993	—	(4,993)	$—		$4,993	$—	(4,993)	$-
Noncompete agreements	170	(62)	—	108	3.8	170	(54)	—	116	4.1
Customer relationships	15,979	(6,445)	(7,592)	1,942	6.6	15,979	(6,369)	(7,592)	2,018	6.8
Trade names	9,099	(4,750)	—	4,349	9.3	9,099	(4,631)	—	4,468	9.5
Other intangible assets	$25,248	$(11,257)	$(7,592)	$6,399	6.3	$25,248	$(11,054)	$(7,592)	$6,602	6.5

As of March 31, 2019, estimated future amortization expense is as follows:

2019	$602
2020	803
2021	803
2022	803
2023	777
2024 and thereafter	2,611
Total	$6,399

NOTE 6 — ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
Accrued payroll and benefits	$2,593	$2,126
Accrued property taxes	158	—
Income taxes payable	86	66
Accrued professional fees	102	101
Accrued warranty liability	218	226
Accrued self-insurance reserve	292	374
Accrued other	678	913
Total accrued liabilities	$4,127	$3,806

NOTE 7 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
Line of credit	$22,249	$11,000
Other notes payable	1,679	1,882
Long-term debt	456	456
Less: Current portion	(23,199)	(11,930)
Long-term debt, net of current maturities	$1,185	$1,408

Credit Facility

On October 26, 2016, the Company established a $20,000 three-year secured revolving line of credit with CIBC Bank USA (“CIBC”), formerly known as The PrivateBank and Trust Company.  On February 25, 2019, the line of credit was expanded and extended for three years. At that time, the Company and its subsidiaries entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”), with CIBC as administrative agent and sole lead arranger and the other financial institutions party thereto (the “Lenders”), providing the Company and its subsidiaries with a $35,000 secured credit facility (the “Credit Facility”). The obligations under the Credit Facility are secured by, subject to certain exclusions, (i) a first priority security interest in all accounts receivable, inventory, equipment, cash and investment property, and (ii) a mortgage on the Abilene, Texas tower and Pittsburgh, Pennsylvania gearing facilities.

The Credit Facility is a three-year asset-based revolving credit facility, pursuant to which the Lenders advance funds against a borrowing base consisting of approximately (a) 85% of the face value of eligible receivables of the Company and the subsidiaries, plus  (b) the lesser of (i) 50% of the lower of cost or market value of eligible inventory of the Company, (ii) 85% of the orderly liquidation value of eligible inventory and (iii) $12.5 million, plus (c) the lesser of (i) the sum of (A) 75% of the appraised net orderly liquidation value of the Company’s eligible machinery and equipment plus (B) 50% of the fair market value of the Company’s mortgaged property and (ii) $12 million. Subject to certain borrowing base conditions, the aggregate Credit Facility limit under the Amended and Restated Loan Agreement is $35 million with a sublimit for letters of credit of $10 million.  Borrowings under the Credit Facility bear interest at a per annum rate equal to, at the option of the Company, the one, two or three-month LIBOR rate or the base rate, plus a margin.  The applicable margin is 5.50% for LIBOR rate loans and 3.50% for base rates loans. Upon certain pay downs, a pricing grid based on the Company’s trailing twelve month fixed charge coverage ratio may become effective under which applicable margins would range from 2.25% to 2.75% for LIBOR rate loans and 0.00% to 0.75% for base rate loans.  Letter of credit fees are payable on outstanding letters of credit in an amount equal to the applicable LIBOR margin under the pricing grid, plus other customary fees.  The Company must also pay an unused facility fee equal to 0.50% per annum on the unused portion of the Credit Facility along with other standard fees.  The initial term of the Amended and Restated Loan Agreement ends on February 25, 2022. The Company is allowed to prepay in whole or in part advances under the Credit Facility without penalty or premium other than customary “breakage” costs with respect to LIBOR loans.

The Amended and Restated Loan Agreement contains customary representations and warranties applicable to the Company and the subsidiaries.  It also contains a requirement that the Company, on a consolidated basis, maintain minimum quarterly earnings before interest, taxes, depreciation, amortization, share-based payments, restructuring costs, and intangible impairments (“EBITDA”) levels through September 30, 2019 and a minimum quarterly fixed charge coverage ratio thereafter, along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications.  These restrictive covenants include limitations on the ability of the Company and the subsidiaries to, among other things, form or acquire subsidiaries, incur indebtedness, create liens, enter into a merger, consolidation, reorganization or recapitalization, dispose of assets, pay dividends, cause or permit a change of control, make investments or enter into affiliate transactions. We were in compliance with all covenants as of March 31, 2019.

As of March 31, 2019, there was $22,249 of outstanding indebtedness under the Credit Facility, with the ability to borrow an additional $7,528 under the Credit Facility.

Other

On July 20, 2011, the Company executed a New Markets Tax Credit (“NMTC”) transaction with Capital One as a counter-party. Under the NMTC structure, taxpayers are permitted to claim credits against their federal income taxes for qualified investments in the equity of community development entities. The NMTC transaction generated up to $3,900 in tax credits, which the Company made available under the structure by passing them through to Capital One. The Company used the $2,600 proceeds received from Capital One to fund capital investments and associated operating costs for its manufacturing plant in Abilene, Texas. The loan was extinguished during the third quarter of 2018 and the Company recorded a gain of $2,249 in other income, net of transaction expenses.

In 2016, the Company entered into a $570 loan agreement with the Development Corporation of Abilene which is included in long-term debt, less current maturities. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During 2018, $114 of the loan was forgiven. In addition, the Company has outstanding notes payable for capital expenditures in the amount of $1,679 and $1,882 as of March 31, 2019 and December 31, 2018, respectively, with $950 and $930 included in the “Line of credit and other notes payable” line item of the Company’s condensed consolidated financial statements as of March 31, 2019 and December 31, 2018, respectively. The notes payable have monthly payments that range from $1 to $36 and an interest rate of approximately 5%.  The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from April 2020 to August 2022.

NOTE 8 — LEASES

The Company leases certain facilities and equipment. On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) and ASU 2018-11 using the cumulative effect method and has elected to apply each available practical expedient. The standard requires companies to recognize operating lease assets and liabilities on the balance sheet and to disclose key information regarding leasing arrangements. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842 while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under legacy accounting. ASU 2018-11 also allows an exception so that companies do not have to make the new required lease disclosures for periods before the effective date. The Company has elected to apply the short-term lease exception to all leases of one year or less.

The adoption of Topic 842 resulted in the Company recognizing operating lease liabilities totaling $19,508 with a corresponding right-of-use (“ROU”) asset of $17,613 based on the present value of the minimum rental payments of such leases. The variance between the ROU asset balance and the lease liability is a deferred rent liability that existed prior to the adoption of ASC 842 and was offset against the ROU asset balance during the adoption. As of March 31, 2019, the ROU asset had a balance of $17,155 which is included in the “Operating lease right-of-use asset” line item of these condensed consolidated financial statements and current and non-current lease liabilities relating to the ROU asset of $1,726 and $17,341, respectively, and are included in the “Current portion of operating lease obligations” and “Long-term operating lease obligations, net of current portion” line items of these condensed consolidated financial statements. The discount rates used for leases accounted for under ASC 842 are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

Some of the Company’s facility leases include options to renew. The exercise of the renewal options is at the Company’s discretion therefore, the majority of renewals to extend the lease terms are not included in ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and includes them in the lease term when we are reasonably certain to exercise them.

Quantitative information regarding the Company’s leases is as follows:

Three Months Ended
March 31, 2019
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$ 136
Interest on finance lease liabilities	29
Total finance lease costs	165
Operating lease cost components:
Operating lease cost	786
Short-term lease cost	146
Variable lease cost (1)	178
Sublease income	(44)
Total operating lease costs	1,066

Total lease cost	$ 1,231

Supplemental cash flow information related to our operating leases is as follows for the period ended March 31, 2019:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	875

Weighted-average remaining lease term-finance leases (in years)	1.6
Weighted-average remaining lease term-operating leases (in years)	10.9
Weighted-average discount rate-finance leases	8.4%
Weighted-average discount rate-operating leases	9.0%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of March 31, 2019, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2019	$793	$2,647	$3,440
2020	376	2,897	3,273
2021	252	2,760	3,012
2022	—	2,501	2,501
2023	—	2,355	2,355
2024 and thereafter	—	18,117	18,117
Total lease payments	$1,421	$31,277	$32,698
Less—portion representing interest	(119)	(12,210)	(12,329)
Present value of lease obligations	1,302	19,067	20,369
Less—current portion of lease obligations	(894)	(1,726)	(2,620)
Long-term portion of lease obligations	$408	$17,341	$17,749

NOTE 9 — FAIR VALUE MEASUREMENTS

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

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of March 31, 2019, the Company has a full valuation allowance recorded against deferred tax assets. During the three months ended March 31, 2019, the Company recorded a provision for income taxes of $11, compared to a benefit for income taxes of $27 during the three months ended March 31, 2018.

The Company files income tax returns in U.S. federal and state jurisdictions. As of March 31, 2019, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2018, the Company had net operating loss (“NOL”) carryforwards of $248,717 of which $228,787  will generally begin to expire in 2022. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

Since the Company has no unrecognized tax benefits, they will not have an impact on the condensed consolidated financial statements as a result of the expiration of the applicable statues of limitations within the next twelve months. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), generally imposes an annual limitation on the amount of NOL carryforwards and associated built-in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company’s ability to utilize NOL carryforwards and built-

in losses may be limited, under IRC Section 382 or otherwise, by the Company’s issuance of common stock or by other changes in stock ownership. Upon completion of the Company’s analysis of IRC Section 382, the Company in 2010 determined that aggregate changes in stock ownership have triggered an annual limitation on NOL carryforwards and built-in losses available for utilization, thereby currently limiting annual NOL usage to $14,284 per year. Further limitations may occur, depending on additional future changes in stock ownership. To the extent the Company’s use of NOL carryforwards and associated built-in losses is significantly limited in the future, the Company’s income could be subject to U.S. corporate income tax earlier than it would be if the Company were able to use NOL carryforwards and built-in losses without such limitation, which could result in lower profits and the loss of benefits from these attributes.

In February 2013, the Company adopted a Stockholder Rights Plan, which was amended in February 2016 and approved by our stockholders (as amended, the “Rights Plan”), designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under IRC Section 382. On February 7, 2019, the Board of Directors (the “Board”) approved an amendment extending the Rights Plan for an additional three years. The amendment was approved by our stockholders at our 2019 Annual Meeting of Stockholders.

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

As of March 31, 2019, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of March 31, 2019.

NOTE 11 — SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Company has granted incentive stock options and other equity awards pursuant to previously Board approved Equity Incentive Plans (“2007 and 2012 EIPs”). Most recently, the Company has granted equity awards pursuant to the Broadwind Energy, Inc. 2015 Equity Incentive Plan, which was approved by the Board in February 2015 and by the Company’s stockholders in April 2015. On February 8, 2019, the Board approved an Amended and Restated 2015 Equity Incentive Plan (the “2015 EIP,” and together with the 2007 and  2012 EIPs, the “Equity Incentive Plans”), which, among other things, increased the number of shares of our common stock authorized for issuance under the plan from 1,100,000 to 2,200,000. The 2015 EIP was approved by the Company’s stockholders at the 2019 Annual Meeting of Stockholders.

The purposes of the Equity Incentive Plans are to (a) align the interests of the Company’s stockholders and recipients of awards by increasing the proprietary interest of such recipients in the Company’s growth and success; (b) advance the interests of the Company by attracting and retaining officers, other employees, non-employee directors and independent contractors; and (c) motivate such persons to act in the long-term best interests of the Company and its stockholders. Under the 2015 EIP, the Company may grant (i) non-qualified stock options; (ii) “incentive stock options” (within the meaning of IRC Section 422); (iii) stock appreciation rights; (iv) restricted stock and restricted stock units (“RSUs”); and (v) performance awards (“PSUs”).

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

Restricted Stock Units (RSUs).  The granting of RSUs is provided for under the Equity Incentive Plans. RSUs generally contain a vesting period of one to five years from the date of grant. The fair value of each RSU granted is equal to the closing price of the Company’s common stock on the date of grant and is generally expensed ratably over the vesting term of the RSU award.

Performance Awards (PSUs).  The granting of PSUs is provided for under the Equity Incentive Plans. Vesting of PSUs is conditioned upon the Company meeting applicable performance measures over the performance period. The fair value of each PSU granted is equal to the closing price of the Company’s common stock on the date of grant and is generally expensed ratably over the term of the PSU award plan.

The Equity Incentive Plans reserve shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. The 2007 and  2012 EIPs reserved 1,891,051 shares of the Company’s common stock.  As of March 31, 2019, the Company had reserved 56,862 shares for issuance upon the exercise of stock options outstanding and 888,748 shares of common stock reserved for stock options and RSU awards under the 2007 and 2012 EIPs had been issued in the form of common stock. The 2015 EIP reserves 2,200,000 shares of the Company’s common stock. As of March 31, 2019, the Company had reserved 626,157 shares for issuance upon the vesting of RSU awards outstanding under the 2015 EIP. As of March 31, 2019, 484,813 shares of common stock reserved for RSU awards under the 2015 EIP had been issued in the form of common stock.

The following table summarizes stock option activity during the three months ended March 31, 2019 under the Equity Incentive Plans, as follows:

		Weighted Average
	Options	Exercise Price
Outstanding as of December 31, 2018	56,862	$15.06
Expired	—	$—
Outstanding as of March 31, 2019	56,862	$15.06
Exercisable as of March 31, 2019	56,862	$15.06

The following table summarizes RSU’s and PSU’s activity during the three months ended March 31, 2019 under the Equity Incentive Plans, as follows:

		Weighted Average
		Grant-Date Fair Value
	Number of Shares	Per Share
Unvested as of December 31, 2018	805,844	$3.16
Vested	(179,687)	$2.97
Unvested as of March 31, 2019	626,157	$3.22

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of the price of the Company’s stock over the expected life of the awards and actual and projected stock option exercise behavior. No stock options were granted during the three months ended March 31, 2019 and 2018.

The Company utilized a forfeiture rate of 25% during the three months ended March 31, 2019 and 2018 for estimating the forfeitures of equity compensation granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, as follows:

	Three Months Ended March 31,
	2019	2018
Share-based compensation expense:
Cost of sales	$30	$22
Selling, general and administrative	225	240
Net effect of share-based compensation expense on net income	$255	$262
Reduction in earnings per share:
Basic earnings per share	$0.02	$0.02

Diluted earnings per share	$0.02	$0.02

As of March 31, 2019, the Company estimates that pre-tax compensation expense for all unvested share-based RSUs in the amount of approximately $848  will be recognized through 2020. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

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

The Company adopted the amendments to certain disclosure requirements in Securities Act of 1933, as amended, Release No. 33-10532, “Disclosure Update and Simplification” on November 5, 2018, the effective date of the release. Among the amendments is a requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. See the condensed consolidated statement of stockholders’ equity.

NOTE 14— SEGMENT REPORTING

The Company is organized into reporting segments based on the nature of the products offered and business activities from which it earns revenues and incurs expenses for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision maker. During the first quarter of 2019, the Company revised its segment presentation by moving its Abilene compressed natural gas and heavy fabrication business from the Process Systems segment to the Towers and Heavy Fabrications segment. The Company believes that this change more appropriately aligns its businesses in terms of the nature of its products and services, as well as its production processes and customers. The Company has restated prior periods presented to reflect this change.

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

Process Systems

This segment provides contract manufacturing services that include build-to-print, kitting,  and inventory management for customers throughout the U.S. and in foreign countries, primarily supporting the natural gas electrical generation market.

Corporate

“Corporate” includes the assets and selling, general and administrative expenses of the Company’s corporate office. “Eliminations” comprises adjustments to reconcile segment results to consolidated results.

Summary financial information by reportable segment for the three and three months ended March 31, 2019 and 2018 is as follows:

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2019
Revenues from external customers	$28,294	$10,027	$3,339	$—	$—	$41,660
Operating (loss) profit	(222)	1,387	(285)	(1,374)	—	(494)
Depreciation and amortization	1,095	482	122	62	—	1,761
Capital expenditures	201	367	—	9	—	577

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2018
Revenues from external customers	$18,196	$8,805	2,966	$—	$—	$29,967
Operating (loss) profit	(2,096)	(626)	(301)	(1,514)	—	(4,537)
Depreciation and amortization	1,320	590	387	60	—	2,357
Capital expenditures	—	220	—	9	—	229

	Total Assets as of
	March 31,	December 31,
Segments:	2019	2018
Towers and Heavy Fabrications	$54,627	$34,839
Gearing	51,389	37,028
Process Systems	9,886	11,758
Corporate	253,345	243,867
Eliminations	(239,668)	(228,327)
	$129,579	$99,165

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

Warranty Liability

The Company provides warranty terms that range from one to five years for various products supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of March 31, 2019 and 2018, estimated product warranty liability was $218 and $583, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$226	$581
Addition to (reduction of) warranty reserve	(19)	5
Warranty claims	—	(3)
Other adjustments	11	-
Balance, end of period	$218	$583

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the three months ended March 31, 2019 and 2018 consisted of the following:

	For the Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$190	$225
(Recoveries) bad debt expense	—	(15)
Other adjustments	(14)	—
Balance at end of period	$176	$210

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of March 31, 2019 or December 31, 2018.

NOTE 16 — RESTRUCTURING

During the first quarter of 2018, the Company conducted a review of its business strategies and product plans given the outlook of the industries it serves and its business environment. As a result, the Company began to execute a restructuring plan to rationalize its facility capacity and management structure, and to consolidate and increase the efficiencies of its Abilene facility operations. The Company exited the CNG and Fabrication Manufacturing location in Abilene, TX in 2018 as soon as it fully complied with the requirements established as part of the NMTC transaction agreement and consolidate these manufacturing activities into other locations. All remaining costs associated with this facility have been recorded as restructuring expenses. All costs will be incurred solely within the Towers and Heavy Fabrications segment.

The Company expects that any additional costs related to the 2018 restructuring initiative will be immaterial.  The Company anticipates annual cost savings going forward of approximately $575 in facility expenses related to the restructuring.

The Company’s total net restructuring charges for the three months ended March 31, 2019 and 2018 consist of the following:

	Three Months Ended March 31,
	2019	2018
Cost of sales:
Facility costs	$2	$82
Moving and remediation	10	—
Salary and severance	—	17
Depreciation	—	16
Total cost of sales	12	115
Selling, general, and administrative expenses:
Salary and severance	—	36
Total selling, general, and administrative expenses	—	36
Grand Total	$12	$151

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1, “Financial Statements,” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 2. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties. As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” refer to Broadwind Energy, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its subsidiaries.

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

First quarter Overview

We booked $24,006 in new orders in the first quarter of 2019,  down 15%  from $28,141 in the first quarter of 2018.  The decrease in orders was driven primarily by lower order intake from O&G customers in our Gearing segment, as customers secured production slots in a strengthening market last year and due to the timing of replacement gearing orders from wind customers. Tower orders in the first quarter of 2019 increased 28% compared to the first quarter of 2018 due to a tower order placed by our largest customer.  Our Process Systems segment had $4,361 in orders in the first quarter of 2019, an increase of $1,390 over the first quarter of 2018, led by an increase in orders to support new gas turbine production.

We recognized revenue of $41,660 in the first quarter of 2019, up significantly from revenue of $29,967 in the first quarter of 2018, reflecting sales growth in all segments. Towers and Heavy Fabrications segment revenues were up $10,098 or 55% due primarily to a 31% increase in tower sections sold, a higher average sales price on the product mix sold primarily attributable to increases in steel prices, and an increase in sales of heavy fabrications to mining and other industrial customers, reflecting the Company’s focus on diversifying its revenue sources. Gearing segment revenues were up $1,222 or 14% from the first quarter of 2018, as a result of increased aftermarket wind gearing shipments, stronger mining and other industrial demand, partially offset by lower oil and gas demand due to a temporary slowdown of fracking activity in the Permian Basin.

We reported a net loss of $1,042 or $0.07 per share in the first quarter of 2019,  compared to a net loss of $4,838 or $0.32 per share in the first quarter of 2018.  The significant improvement was due primarily to higher sales, higher plant utilization, and improved manufacturing efficiencies within our Towers and Heavy Fabrications and Gearing segments.

During the first quarter of 2018, we conducted a review of our business strategies and product plans given the outlook of the industries we serve and our business environment. As a result, we executed a restructuring plan to rationalize our facility capacity and management structure, and to consolidate and increase the efficiencies in our Abilene facility operations. We exited the market for natural gas compression units and transferred remaining operations from a leased facility in Abilene, Texas into other production locations. We  vacated the leased Abilene facility in 2018 and incurred associated costs totaling $12 and $151 for the quarters ended March 31, 2019 and 2018, respectively.  In conjunction with this initiative, all costs associated with this vacated facility were recorded as restructuring expenses within the Towers and Heavy Fabrications segment. We expect any remaining costs associated with the restructuring plan to be immaterial.

As noted in Note 14, “Segment Reporting” of these condensed consolidated financial statements, during the first quarter of 2019, we revised our segment presentation and moved our Abilene compressed natural gas and heavy fabrication business from the Process Systems segment to the Towers and Heavy Fabrications segment. We have also restated prior periods presented to reflect this change.

RESULTS OF OPERATIONS

Three months ended March 31, 2019, Compared to Three months ended March 31,  2018

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2019, compared to the three months ended March 31,  2018.

	Three Months Ended March 31,				2019 vs. 2018
		% of Total		% of Total
	2019	Revenue	2018	Revenue	$ Change	% Change
Revenues	$41,660	100.0%	$29,967	100.0%	$11,693	39.0%
Cost of sales	38,111	91.5%	29,984	100.1%	8,127	27.1%
Restructuring	12	0.0%	115	0.4%	(103)	(89.6)%
Gross profit (loss)	3,537	8.5%	(132)	(0.4)%	3,669	2,779.5%
Operating expenses
Selling, general and administrative expenses	3,828	9.2%	3,898	13.0%	(70)	(1.8)%
Intangible amortization	203	0.5%	471	1.6%	(268)	(56.9)%
Restructuring	—	—%	36	0.1%	(36)	(100.0)%
Total operating expenses	4,031	9.7%	4,405	14.7%	(374)	(8.5)%
Operating loss	(494)	(1.2)%	(4,537)	(15.1)%	4,043	89.1%
Other expense
Interest expense, net	(536)	(1.3)%	(298)	(1.0)%	(238)	(79.9)%
Other, net	(2)	(0.0)%	(3)	(0.0)%	1	33.3%
Total other expense, net	(538)	(1.3)%	(301)	(1.0)%	(237)	(78.7)%
Net loss before benefit for income taxes	(1,032)	(2.5)%	(4,838)	(16.1)%	3,806	78.7%
Provision (benefit) for income taxes	11	0.0%	(27)	(0.1)%	38	140.7%
Loss from continuing operations	(1,043)	(2.5)%	(4,811)	(16.1)%	3,768	78.3%
Income (loss) from discontinued operations	1	0.0%	(27)	(0.1)%	28	103.7%
Net loss	$(1,042)	(2.5)%	$(4,838)	(16.1)%	$3,796	78.5%

Consolidated

Revenues increased from $29,967 during the three months ended March 31,  2018, to $41,660 during the three months ended March 31, 2019, including increases in all segments.  Towers and Heavy Fabrications segment revenues were up $10,098 or 55% due to a 31% increase in towers sections sold, a higher average sales price on the towers sold primarily attributable to higher steel prices, and an increase in the volume of heavy fabrications for mining and other industrial customers. Gearing segment revenues were up $1,222 or 14%, primarily as a result of the timing of replacement part revenue from a wind customer and strong mining demand.

Gross profit increased by $3,669, from a loss $132 during the three months ended March 31,  2018, to profit of $3,537 during the three months ended March 31, 2019.  Gross margin increased from (0.4%) during the three months ended March 31,  2018, to 8.5% during the three months ended March 31, 2019.  The increase in gross profit was primarily attributable to higher plant utilization and improved manufacturing efficiencies in our Towers and Heavy Fabrications and Gearing segments.

Operating expenses decreased from $4,405 during the three months ended March 31,  2018, to $4,031 during the three months ended March 31, 2019. The decrease was primarily attributable to decreased amortization expense as a result of the write-off of the Red Wolf customer relationship intangible asset during the fourth quarter of 2018 and lower insurance costs, partially offset by higher incentive compensation due to the improvement in operating performance. Operating expenses as a percentage of sales decreased from 14.7% in the prior-year quarter to 9.7% in the current-year quarter.

Loss from continuing operations decreased from $4,811 during the three months ended March 31,  2018, to $1,043 during the three months ended March 31, 2019, as a result of the factors described above.

Net loss decreased from $4,838 during the three months ended March 31,  2018, to  $1,042 during the three months ended March 31, 2019, as a result of the factors described above.

Towers and Heavy Fabrications Segment

	Three Months Ended
	March 31,
	2019	2018
Orders	$12,510	$9,804
Revenues	28,294	18,196
Operating loss	(222)	(2,096)
Operating margin	(0.8)%	(11.5)%

 Towers and Heavy Fabrications segment orders were higher than the prior year quarter due to a tower order placed by our largest customer.  Towers and Heavy Fabrications segment revenues increased by $10,098 due to a 31% increase in towers sections sold, a higher average sales price on the towers sold primarily attributable to higher steel prices, and an increase in demand for heavy fabrications from mining and other industrial customers.

Towers and Heavy Fabrications segment operating loss improved by $1,874, from a loss of $2,096 during the three months ended March 31,  2018, to a loss of $222 during the three months ended March 31, 2019.  The improvement was primarily attributable to higher plant utilization and improved manufacturing efficiencies including the absence of plant start-up costs that were incurred during the prior year quarter. Lower depreciation expense was offset by higher incentive compensation expenses. The operating margin improved from (11.5%) during the three months ended March 31,  2018, to (0.8%) during the three months ended March 31, 2019.

Gearing Segment

	Three Months Ended
	March 31,
	2019	2018
Orders	$7,135	$15,366
Revenues	10,027	8,805
Operating income (loss)	1,387	(626)
Operating margin	13.8%	(7.1)%

 Gearing segment orders decreased $8,231 primarily due to a decrease in demand from O&G customers, as customers secured production slots in a strengthening market in 2018, and due to the timing of replacement gearing orders from a  wind customer.  Revenue increased from $8,805 during the three months ended March 31,  2018,  to $10,027 during the three months ended March 31, 2019.  The increase was driven primarily by increased aftermarket wind shipments, stronger mining and other industrial demand, partially offset by lower oil and gas demand.

The Gearing segment operating profit improved by $2,013, from a loss of $626 during the three months ended March 31,  2018, to income of $1,387 during the three months ended March 31, 2019.  The improvement was primarily attributable to a more profitable sales mix, higher plant utilization and improved manufacturing efficiencies including lower maintenance and scrap costs and improved labor productivity. Operating margin was 13.8% during the three months ended March 31, 2019, up sharply from (7.1%) during the three months ended March 31,  2018.

 Process Systems Segment

	Three Months Ended
	March 31,
	2019	2018
Orders	$4,361	$2,971
Revenues	3,339	2,966
Operating loss	(285)	(301)
Operating margin	(8.5)%	(10.1)%

Process Systems segment orders increased $1,390, from $2,971 during the three months ended March 31,  2018, to $4,361 during the three months ended March 31, 2019.  The increase in orders is primarily due to higher customer demand for natural gas turbine content. Process Systems segment revenues increased by $373, from $2,966 during the three months ended March 31,  2018, to $3,339 during the three months ended March 31, 2019 primarily due to increased sales for aftermarket products, partially offset by decreased sales for new gas turbine content.

The Process Systems segment operating loss was substantially unchanged from the prior year as the benefit of higher revenue and lower amortization expense was partially offset by a less favorable product mix.  The operating margin improved from (10.1%) during the three months ended March 31,  2018 to (8.5%) during the three months ended March 31, 2019 due to the rise in revenue.

Corporate and Other

Corporate and Other expenses decreased by $140, from $1,514 during the three months ended March 31,  2018, to $1,374 during the three months ended March 31, 2019. The decrease was primarily attributable to lower insurance expenses, partially offset by increased incentive compensation due to the improvement in operating performance.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2019, cash and cash equivalents totaled $37,  a decrease of $1,140 from December 31, 2018.  Cash balances remain minimal as operating receipts and disbursements flow through our Credit Facility, which is in a drawn position. Debt and finance lease obligations at March 31, 2019 totaled $25,686. As of March 31, 2019, we had the ability to borrow up to an additional $7,528 under the Credit Facility (as defined in Note 7 “Debt and Credit Agreements” in the notes to our condensed consolidated financial statements). On July 31, 2018, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC (the “Agent”). Pursuant to the terms of the ATM Agreement, we may sell from time to time through the Agent shares of the Company's common stock, par value $0.001 per share with an aggregate sales price of up to $10,000. The Company will pay a commission to the Agent of 3% of the gross proceeds of the sale of the shares sold under the ATM Agreement and reimburse the Agent for the expenses of their counsel. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances, the Credit Facility, additional equipment financing, and access to the public or private debt equity markets, including the option to raise capital from the sale of our securities under the Form S-3.

On February, 25, 2019, we executed an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) which expanded our Credit Facility to $35,000 and extended the term to February 25, 2022. The Amended and Restated Loan Agreement includes minimum EBITDA covenants through September 30, 2019, replaced by a Fixed Charge Coverage Ratio thereafter.

We anticipate that current cash resources, amounts available under the Credit Facility, cash to be generated from operations, and any potential proceeds from the sale of our securities under the Form S-3 or other privately raised funds will be adequate to meet our liquidity needs for at least the next twelve months. If assumptions regarding our production, sales and subsequent collections from certain of our large customers, as well as customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, we may encounter cash flow and liquidity issues. Additionally new or existing customers may request acceleration of production or we may accept new orders or modify existing orders to purchase steel opportunistically or to build products without deposits, which will reduce our liquidity.  Further in advance of anticipated cash needs, we may also issue debt or sell equity or equity linked securities.

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

Sources and Uses of Cash

Operating Cash Flows

During the three months ended March 31, 2019, net cash used in operating activities totaled $11,350, compared to net cash used in operating activities of $3,293 for the three months ended March 31,  2018.  Net cash used in operating activities increased versus the prior year period due primarily to a build of operating working capital, primarily accounts receivable and inventory, driven by higher production levels within the Towers and Heavy Fabrications segment. Additionally, customer deposits  decreased by $5,752 in the current year period due to increased tower shipments and the timing of new tower orders that include customer deposit provisions.

Investing Cash Flows

During the three months ended March 31, 2019, net cash used in investing activities totaled $576, compared to net cash used in investing activities of $229 during the three months ended March 31,  2018.  The increase in net cash used in investing activities as compared to the prior-year period was primarily due to a $347 increase in net investments in property and equipment.

Financing Cash Flows

During the three months ended March 31, 2019, net cash provided by financing activities totaled $10,785, compared to net cash provided by financing activities of $3,497 for the three months ended March 31,  2018.  The increase in net cash provided by financing activities as compared to the prior-year period was primarily due to increased usage of our Credit Facility in 2019.

Other

In 2016, we entered into a $570 loan agreement with the Development Corporation of Abilene which is included in long-term debt, less current maturities. The loan is forgivable upon meeting and maintaining specific employment thresholds. During 2018, $114 of the loan was forgiven. In addition, we have outstanding notes payable for capital expenditures in the amount of $1,679 and $1,882 as of March 31, 2019 and December 31, 2018, respectively, with $950 and $930 included in the “Line of Credit and other notes payable” line item of our condensed consolidated financial statements as of March 31, 2019 and December 31, 2018, respectively. The notes payable have monthly payments that range from $1 to $36 and an interest rate of approximately 5%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from April 2020 to August 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Part I, Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions  with respect to the following: (i) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards; (ii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iii) our ability to continue to grow our business organically and through acquisitions; (iv) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (v) the sufficiency of our liquidity and alternate sources of funding, if necessary; (vi) our ability to realize revenue from customer orders and backlog; (vii) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (viii) the economy and the potential impact it may have on our business, including our customers; (ix) the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (x) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xi) the effects of the change of administrations in the U.S. federal government; (xii) our ability to successfully integrate and operate companies and to identify, negotiate and execute future acquisitions; (xiii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the IRC;   (xiv) the limited trading market for our securities and the volatility of market price for our securities; and (xv) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements including, but not limited to, those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such are not required to provide information under this Item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is incorporated herein by reference to Note 12, “Legal Proceedings” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

There have been material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

Not Applicable

Item 6.Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

Exhibit Number	Exhibit
4.1

Second Amendment to Section 382 Rights Agreement dated as of February 7, 2019 between the Company and Equiniti Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 12, 2019)

10.1	Amended and Restated Broadwind Energy, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit D to the Company’s Schedule 14A filed on March 11, 2019)
10.2

Sixth Amendment to Loan and Security Agreement, dated January 26, 2019, among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., Red Wolf Company, LLC and CIBC Bank USA (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018)

10.3

Amended and Restated Loan and Security Agreement, dated February 25, 2019, among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Towers, Inc., Red Wolf Company, LLC, the other Loan Parties and Lenders party thereto, and CIBC Bank USA, as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018)

10.4	Form of Performance Award Agreement (Broadwind Energy, Inc. 2015 Equity Incentive Plan)*
10.5	Form of Performance Award Agreement (Amended and Restated Broadwind Energy, Inc. 2015 Equity Incentive Plan)*
10.6	Form of Performance Award Agreement dated April 23, 2019 between the Company and Stephanie K. Kushner*
10.7	Restricted Stock Award Agreement dated April 23, 2019 between the Company and Stephanie K. Kushner*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer*
101

The following financial information from this Form 10-Q of Broadwind Energy, Inc. for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND ENERGY, INC.

April 26, 2019	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
President, Chief Executive Officer
(Principal Executive Officer)
April 26, 2019	By:	/s/ Jason L. Bonfigt
Jason L. Bonfigt
Vice President, Chief Financial Officer (Principal Financial Officer)