Form 10-Q
period 2019-06-30
BROADWIND ENERGY, INC.
filed 2019-08-02
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of July 30,  2019: 16,163,172.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74	$1,177
Accounts receivable, net	20,273	17,455
Inventories, net	35,758	22,670
Prepaid expenses and other current assets	1,760	1,776
Total current assets	57,865	43,078
LONG-TERM ASSETS:
Property and equipment, net	48,197	49,087
Operating lease right-of-use assets	16,651	—
Other intangible assets, net	6,196	6,602
Other assets	349	398
TOTAL ASSETS	$129,258	$99,165
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and other notes payable	$27,555	$11,930
Current portion of finance lease obligations	825	967
Current portion of operating lease obligations	1,591	—
Accounts payable	15,484	11,618
Accrued liabilities	4,372	3,806
Customer deposits	18,561	23,507
Current liabilities held for sale	26	27
Total current liabilities	68,414	51,855
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	998	1,408
Long-term finance lease obligations, net of current portion	553	571
Long-term operating lease obligations, net of current portion	17,020	—
Other	69	1,969
Total long-term liabilities	18,640	3,948
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,437,109 and 15,982,622 shares issued as of June 30, 2019, and December 31, 2018, respectively	16	16
Treasury stock, at cost, 273,937 shares as of June 30, 2019 and December 31, 2018	(1,842)	(1,842)
Additional paid-in capital	382,343	381,441
Accumulated deficit	(338,313)	(336,253)
Total stockholders’ equity	42,204	43,362
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,258	$99,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$41,169	$36,781	$82,829	$66,748
Cost of sales	37,277	34,442	75,388	64,426
Restructuring	—	116	12	231
Gross profit	3,892	2,223	7,429	2,091
OPERATING EXPENSES:
Selling, general and administrative	3,895	2,495	7,723	6,393
Impairment charges	—	4,993	—	4,993
Intangible amortization	203	471	406	942
Restructuring	—	—	—	36
Total operating expenses	4,098	7,959	8,129	12,364
Operating loss	(206)	(5,736)	(700)	(10,273)
OTHER EXPENSE, net:
Interest expense, net	(773)	(352)	(1,309)	(650)
Other, net	(16)	(1)	(18)	(4)
Total other expense, net	(789)	(353)	(1,327)	(654)
Net loss before provision (benefit) for income taxes	(995)	(6,089)	(2,027)	(10,927)
Provision (benefit) for income taxes	23	(6)	34	(33)
LOSS FROM CONTINUING OPERATIONS	(1,018)	(6,083)	(2,061)	(10,894)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	(33)	1	(60)
NET LOSS	$(1,018)	$(6,116)	$(2,060)	$(10,954)
NET LOSS PER COMMON SHARE—BASIC:
Loss from continuing operations	$(0.06)	$(0.40)	$(0.13)	$(0.71)
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Net loss	$(0.06)	$(0.40)	$(0.13)	$(0.71)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	16,046	15,421	15,917	15,339
NET LOSS PER COMMON SHARE—DILUTED:
Loss from continuing operations	$(0.06)	$(0.40)	$(0.13)	$(0.71)
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Net loss	$(0.06)	$(0.40)	$(0.13)	$(0.71)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	16,046	15,421	15,917	15,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Issued		Issued	Additional	Accumulated
	Issued	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
BALANCE, December 31, 2017	15,480,299	$15	(273,937)	$(1,842)	$380,005	$(312,107)	$66,071
Stock issued for restricted stock	96,534	1	—	—	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	74,123	—	—	—	167	—	167
Share-based compensation	—	—	—	—	262	—	262
Net loss	—	—	—	—	—	(4,838)	(4,838)
BALANCE, March 31, 2018	15,650,956	$16	(273,937)	$(1,842)	$380,434	$(316,945)	$61,663
Stock issued for restricted stock	18,869	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	74,820	—	—	—	171	—	171
Share-based compensation	—	—	—	—	227	—	227
Net loss	—	—	—	—	—	(6,116)	(6,116)
BALANCE, June 30, 2018	15,744,645	$16	(273,937)	$(1,842)	$380,832	$(323,061)	$55,945

BALANCE, December 31, 2018	15,982,622	$16	(273,937)	$(1,842)	$381,441	$(336,253)	$43,362
Stock issued for restricted stock	141,384	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	135,636	—	—	—	187	—	187
Share-based compensation	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	(1,042)	(1,042)
BALANCE, March 31, 2019	16,259,642	$16	(273,937)	$(1,842)	$381,883	$(337,295)	$42,762
Stock issued for restricted stock	53,740	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	123,727	—	—	—	205	—	205
Share-based compensation	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	(1,018)	(1,018)
BALANCE, June 30, 2019	16,437,109	$16	(273,937)	$(1,842)	$382,343	$(338,313)	$42,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,060)	$(10,954)
Income (loss) from discontinued operations	1	(60)
Loss from continuing operations	(2,061)	(10,894)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	3,390	4,706
Deferred income taxes	(5)	(42)
Impairment charges	—	4,993
Change in fair value of interest rate swap agreements	26	—
Stock-based compensation	510	489
Allowance for doubtful accounts	(12)	(25)
Common stock issued under defined contribution 401(k) plan	392	338
Gain on disposal of assets	(1)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,806)	(4,232)
Inventories	(13,088)	(1,003)
Prepaid expenses and other current assets	16	49
Accounts payable	3,306	4,823
Accrued liabilities	540	325
Customer deposits	(4,946)	(1,141)
Other non-current assets and liabilities	127	(1,179)
Net cash used in operating activities of continuing operations	(14,612)	(2,793)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,183)	(1,676)
Proceeds from disposals of property and equipment	1	—
Net cash used in investing activities of continuing operations	(1,182)	(1,676)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	91,007	66,985
Payments on line of credit	(75,370)	(63,200)
Proceeds from long-term debt	—	1,410
Payments on long-term debt	(462)	(313)
Principal payments on finance leases	(485)	(377)
Net cash provided by financing activities of continuing operations	14,690	4,505
DISCONTINUED OPERATIONS:
Operating cash flows	1	(38)
Net cash provided by (used in) discontinued operations	1	(38)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,103)	(2)
CASH AND CASH EQUIVALENTS beginning of the period	1,177	78
CASH AND CASH EQUIVALENTS end of the period	$74	$76
Supplemental cash flow information:
Interest paid	$825	$537
Income taxes paid	$49	$84
Non-cash activities:
Issuance of restricted stock grants	$510	$489
Non-cash purchases of property and equipment	$325	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. (the “Company”) and its wholly-owned subsidiaries Broadwind Towers, Inc. (“Broadwind Towers”), Brad Foote Gear Works, Inc. (“Brad Foote”), and Red Wolf Company, LLC (“Red Wolf”).  All intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2019. The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2019 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, other than the adoption of Accounting Standards Updates (“ASU”) 2016-02 described in Note 8 “Leases” of these condensed consolidated financial statements.

Company Description

Through its subsidiaries, the Company provides technologically advanced high-value products to energy, mining and infrastructure sector customers, primarily in the United States of America (the “U.S.”). The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 65% of the Company’s revenue during the first six months of 2019.

The Company has increasingly diversified its operations to provide precision gearing and gearboxes, heavy fabrications, kitting and assemblies of industrial systems to a broad range of industrial customers for oil and gas (“O&G”), mining, steel, and other industrial applications.

Please refer to Note 16, “Restructuring” of these condensed consolidated financial statements for the discussion of the restructuring plan which the Company initiated in the first quarter of 2018. The Company has incurred a total of approximately $12 and $267 of net costs during the six months ended June 30, 2019 and 2018, respectively, to implement this restructuring plan.

Liquidity

The Company meets its short term liquidity needs through cash generated from operations, its available cash balances,  the Credit Facility (as defined below), equipment financing, and access to the public or private debt and equity markets and has the option to raise capital under the Company’s Form S-3 (as discussed below).

See Note 7, “Debt and Credit Agreements,” of these condensed consolidated financial statements for a complete description of the Credit Facility and the Company’s other debt.

Total debt and finance lease obligations at June 30, 2019 totaled $29,931, which includes current outstanding debt and finance leases totaling $28,380. The current outstanding debt includes $26,637 outstanding under the Company’s revolving line of credit.

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

On July 31, 2018, the Company entered into an At Market Issuance Sales Agreement (the "ATM Agreement") with Roth Capital Partners, LLC (the “Agent”). Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through the Agent shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $10,000. The Company will pay a commission to the Agent of 3% of the gross proceeds of the sale of the shares sold under the ATM Agreement and reimburse the Agent for the expenses of their counsel. During the year ended December 31, 2018, the Company issued 15,112 shares of the Company’s common stock under the ATM Agreement and the net proceeds (before upfront costs) to the Company from the sale of the Company’s common stock were approximately $33 after deducting commissions paid of approximately $1. As of June 30, 2019, the Company’s common stock having a value of approximately $9,967 remained available for issuance with respect to the ATM Agreement.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Towers and Heavy Fabrications	$28,970	$25,552	$57,264	$43,747
Gearing	9,266	8,632	19,293	17,438
Process Systems	2,933	2,620	6,272	5,586
Eliminations	-	(23)	-	(23)
Consolidated	$41,169	$36,781	$82,829	$66,748

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

For many tower sales within the Company’s Towers and Heavy Fabrications segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. The Company recognizes revenue under these arrangements only when there is a substantive reason for the agreement, the ordered goods are identified separately as belonging to the customer and not available to fill other orders, the goods are currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

The Company generally expenses sales commissions when incurred. These costs are recorded within selling, general and administrative expenses. Customer deposits, deferred revenue and other receipts are deferred and recognized when the revenue is realized and earned. Cash payments to customers are classified as reductions of revenue in the Company’s statement of operations.

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic earnings per share calculation:
Net loss	$(1,018)	$(6,116)	$(2,060)	$(10,954)
Weighted average number of common shares outstanding	16,045,790	15,420,704	15,916,590	15,339,420
Basic net loss per share	$(0.06)	$(0.40)	$(0.13)	$(0.71)
Diluted earnings per share calculation:
Net loss	$(1,018)	$(6,116)	$(2,060)	$(10,954)
Weighted average number of common shares outstanding	16,045,790	15,420,704	15,916,590	15,339,420
Common stock equivalents:
Stock options and non-vested stock awards (1)	—	—	—	—
Weighted average number of common shares outstanding	16,045,790	15,420,704	15,916,590	15,339,420
Diluted net loss per share	$(0.06)	$(0.40)	$(0.13)	$(0.71)

(1)

Stock options and restricted stock units granted and outstanding of 1,489,660 and 942,378 are excluded from the computation of diluted earnings for the three and six months ended June 30, 2019 and 2018 due to the anti dilutive effect as a result of the Company’s net loss for those respective periods.

NOTE 4 — INVENTORIES

The components of inventories as of June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30,	December 31,
	2019	2018
Raw materials	$26,264	$16,394
Work-in-process	7,342	5,426
Finished goods	3,728	2,958
	37,334	24,778
Less: Reserve for excess and obsolete inventory	(1,576)	(2,108)
Net inventories	$35,758	$22,670

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

The Company added $4,993 of goodwill and $13,270 of other intangible assets, as a result of the Red Wolf acquisition, which was included in the Process Systems segment. See Note 14, “Segment Reporting,” of these condensed consolidated financial statements for further discussion of the Company’s segments.

During the second quarter of 2018, the Company determined that the carrying amount of the Red Wolf reporting unit exceeded the fair value and recorded a $4,993 goodwill impairment charge. In addition, during the fourth quarter of 2018, the Company determined that its customer relationship intangible asset was impaired, and recorded a corresponding $7,592 impairment charge.

During the second quarter of 2019, the Company also identified a further triggering event associated with Red Wolf’s recent operating losses. The Company relied upon an undiscounted cash flow analysis performed in the prior quarter and determined that no significant changes to the previously used inputs or assumptions were needed.  As a result, the Company concluded that no impairment to this asset group was indicated as of June 30, 2019.

As of June 30, 2019 and December 31, 2018, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	June 30, 2019					December 31, 2018
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Other intangible assets:
Noncompete agreements	$170	$(69)	$—	$101	3.6	$170	$(54)	$—	$116	4.1
Customer relationships	15,979	(6,521)	(7,592)	1,866	6.3	15,979	(6,369)	(7,592)	2,018	6.8
Trade names	9,099	(4,870)	—	4,229	9.0	9,099	(4,631)	—	4,468	9.5
Other intangible assets	$25,248	$(11,460)	$(7,592)	$6,196	6.1	$25,248	$(11,054)	$(7,592)	$6,602	6.5

As of June 30, 2019, estimated future amortization expense is as follows:

2019	$406
2020	812
2021	812
2022	812
2023	786
2024 and thereafter	2,568
Total	$6,196

NOTE 6 — ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
Accrued payroll and benefits	$2,885	$2,126
Accrued property taxes	315	—
Income taxes payable	56	66
Accrued professional fees	132	101
Accrued warranty liability	214	226
Accrued self-insurance reserve	125	374
Accrued other	645	913
Total accrued liabilities	$4,372	$3,806

NOTE 7 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
Line of credit	$26,637	$11,000
Other notes payable	1,445	1,882
Long-term debt	471	456
Less: Current portion	(27,555)	(11,930)
Long-term debt, net of current maturities	$998	$1,408

Credit Facility

On October 26, 2016, the Company established a $20,000 three-year secured revolving line of credit with CIBC Bank USA (“CIBC”). On February 25, 2019, the line of credit was expanded and extended for three years when the Company and its subsidiaries entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”), with CIBC as administrative agent and sole lead arranger and the other financial institutions party thereto (the “Lenders”), providing the Company and its subsidiaries with a $35,000 secured credit facility (the “Credit Facility”). The obligations under the Credit Facility are secured by, subject to certain exclusions, (i) a first priority security interest in all accounts receivable, inventory, equipment, cash and investment property, and (ii) a mortgage on the Abilene, Texas tower and Pittsburgh, Pennsylvania gearing facilities.

The Credit Facility is an asset-based revolving credit facility, pursuant to which the Lenders advance funds against a borrowing base consisting of approximately (a) 85% of the face value of eligible receivables of the Company and the subsidiaries, plus  (b) the lesser of (i) 50% of the lower of cost or market value of eligible inventory of the Company, (ii) 85% of the orderly liquidation value of eligible inventory and (iii) $12.5 million, plus (c) the lesser of (i) the sum of (A) 75% of the appraised net orderly liquidation value of the Company’s eligible machinery and equipment plus (B) 50% of the fair market value of the Company’s mortgaged property and (ii) $12 million. Subject to certain borrowing base conditions, the aggregate Credit Facility limit under the Amended and Restated Loan Agreement is $35 million with a sublimit for letters of credit of $10 million.  Borrowings under the Credit Facility bear interest at a per annum rate equal to, at the option of the Company, the one, two or three-month LIBOR rate or the base rate, plus a margin.  The applicable margin is 5.50% for LIBOR rate loans and 3.50% for base rates loans. Upon certain pay downs, a pricing grid based on the Company’s trailing twelve month fixed charge coverage ratio may become effective under which applicable margins would range from 2.25% to 2.75% for LIBOR rate loans and 0.00% to 0.75% for base rate loans. The Company must also pay an unused facility fee equal to 0.50% per annum on the unused portion of the Credit Facility along with other standard fees.  The initial term of the Amended and Restated Loan Agreement ends on February 25, 2022. The Company is allowed to prepay in whole or in part advances under the Credit Facility without penalty or premium other than customary “breakage” costs with respect to LIBOR loans.

The Amended and Restated Loan Agreement contains customary representations and warranties applicable to the Company and the subsidiaries.  It also contains a requirement that the Company, on a consolidated basis, maintain minimum quarterly earnings before interest, taxes, depreciation, amortization, share-based payments, restructuring costs, and intangible impairments (“EBITDA”) levels through September 30, 2019 and a minimum quarterly fixed charge coverage ratio thereafter, along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications. The Company was in compliance with all covenants as of June 30, 2019.

In conjunction with the Amended and Restated Loan Agreement, during June 2019, the Company entered into a floating to fixed interest rate swap with CIBC. The swap agreement has a notional amount of $6,000 and a schedule matching that of the underlying loan that synthetically fixes the interest rate on LIBOR borrowings for the entire term of the Credit Facility at 2.13%, before considering the Company’s risk premium. The interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, which may subject the Company’s results of operations to non-cash volatility.

As of June 30, 2019, there was $26,637 of outstanding indebtedness under the Credit Facility, with the ability to borrow an additional $8,033 under the Credit Facility.

Other

In 2016, the Company entered into a $570 loan agreement with the Development Corporation of Abilene which is included in long-term debt, less current maturities. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. In addition, the Company has outstanding notes payable for capital expenditures in the amount of $1,445 and $1,882 as of June 30, 2019 and December 31, 2018, respectively, with $918 and $930 included in the “Line of credit and other notes payable” line item of the Company’s condensed consolidated financial statements as of June 30, 2019 and December 31, 2018, respectively. The notes payable have monthly payments that range from $1 to $36 and an interest rate of approximately 5%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from April 2020 to August 2022.

NOTE 8 — LEASES

The Company leases certain facilities and equipment. On January 1, 2019, the Company adopted ASU 2016-02, Leases (“Topic 842”) and ASU 2018-11 using the cumulative effect method and has elected to apply each available practical expedient. The standard requires companies to recognize operating lease assets and liabilities on the balance sheet and to disclose key information regarding leasing arrangements. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842 while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under legacy accounting. ASU 2018-11 also allows an exception so that companies do not have to make the new required lease disclosures for periods before the effective date. The Company has elected to apply the short-term lease exception to all leases of one year or less.

The adoption of Topic 842 resulted in the Company recognizing operating lease liabilities totaling $19,508 with a corresponding right-of-use (“ROU”) asset of $17,613 based on the present value of the minimum rental payments of such leases. The variance between the ROU asset balance and the lease liability is a deferred rent liability that existed prior to the adoption of ASC 842 and was offset against the ROU asset balance during the adoption. As of June 30, 2019, the ROU asset had a balance of $16,651 which is included in the “Operating lease right-of-use assets” line item of these condensed consolidated financial statements and current and non-current lease liabilities relating to the ROU asset of $1,591 and $17,020, respectively, and are included in the “Current portion of operating lease obligations” and “Long-term operating lease obligations, net of current portion” line items of these condensed consolidated financial statements. The discount rates used for leases accounted for under ASC 842 are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

Some of the Company’s facility leases include options to renew. The exercise of the renewal options is at the Company’s discretion. Therefore the majority of renewals to extend the lease terms are not included in ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$ 136	$ 272
Interest on finance lease liabilities	25	54
Total finance lease costs	161	326
Operating lease cost components:
Operating lease cost	755	1,541
Short-term lease cost	158	304
Variable lease cost (1)	207	385
Sublease income	(44)	(88)
Total operating lease costs	1,076	2,142

Total lease cost	$ 1,237	$ 2,468

Supplemental cash flow information related to our operating leases is as follows for the six months ended June 30, 2019:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases		1,750

Weighted-average remaining lease term-finance leases at 6/30/19 (in years)		1.4
Weighted-average remaining lease term-operating leases at 6/30/19 (in years)		10.8
Weighted-average discount rate-finance leases at 6/30/19		8.6%
Weighted-average discount rate-operating leases at 6/30/19		9.0%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of June 30, 2019, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2019	$590	$1,755	$2,345
2020	499	2,900	3,399
2021	376	2,766	3,142
2022	51	2,503	2,554
2023	—	2,355	2,355
2024 and thereafter	—	18,115	18,115
Total lease payments	$1,516	$30,394	$31,910
Less—portion representing interest	(138)	(11,783)	(11,921)
Present value of lease obligations	1,378	18,611	19,989
Less—current portion of lease obligations	(825)	(1,591)	(2,416)
Long-term portion of lease obligations	$553	$17,020	$17,573

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

The Company entered into an interest rate swap in June 2019 to mitigate the exposure to the variability of LIBOR for its floating rate debt described in Note 7, “Debt and Credit Agreements,” of these condensed consolidated financial statements. The fair value of the interest rate swap is reported in “Accrued liabilities” and the change in fair value is reported in “Interest expense, net” of these condensed consolidated financial statements. The fair value of the interest rate swap is estimated as the net present value of projected cash flows based on forward interest rates at the balance sheet date.

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

The following table represents the fair values of the Companies financial liabilities as of June 30, 2019:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$81	$—	$81
Total liabilities at fair value	$—	$81	$—	$81

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of June 30, 2019, the Company has a full valuation allowance recorded against deferred tax assets. During the six months ended June 30, 2019, the Company recorded a provision for income taxes of $34, compared to a benefit for income taxes of $33 during the six months ended June 30, 2018.

The Company files income tax returns in U.S. federal and state jurisdictions. As of June 30, 2019, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2018, the Company had net operating loss (“NOL”) carryforwards of $248,717 of which $228,787 will generally begin to expire in 2022. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

Since the Company has no unrecognized tax benefits, they will not have an impact on the condensed consolidated financial statements as a result of the expiration of the applicable statues of limitations within the next twelve months. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), generally imposes an annual limitation on the amount of NOL carryforwards and associated built-in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company’s ability to utilize NOL carryforwards and built-in losses may be limited, under IRC Section 382 or otherwise, by the Company’s issuance of common stock or by other changes in stock ownership. Upon completion of the Company’s analysis of IRC Section 382, in 2010 the Company  determined that aggregate changes in stock ownership have triggered an annual limitation on NOL carryforwards and built-in losses available for utilization, thereby currently limiting annual NOL usage to $14,284 per year. Further limitations may occur, depending on additional future changes in stock ownership. To the extent the Company’s use of NOL carryforwards and associated built-in losses is significantly limited in the future, the Company’s income could be subject to U.S. corporate income tax earlier than it would be if the Company were able to use NOL carryforwards and built-in losses without such limitation, which could result in lower profits and the loss of benefits from these attributes.

In February 2013, the Company adopted a Stockholder Rights Plan, which was amended and extended in February 2016 and again in February 2019 (as amended, the “Rights Plan”). The Rights Plan is designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under IRC Section 382. The amendment to the Rights Plan was most recently approved by our stockholders at our 2019 Annual Meeting and has a term of three years.

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

As of June 30, 2019, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of June 30, 2019.

NOTE 11 — SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Company has granted incentive stock options and other equity awards pursuant to previously Board approved Equity Incentive Plans (“2007 and 2012 EIPs”). Most recently, the Company has granted equity awards pursuant to the Broadwind Energy, Inc. 2015 Equity Incentive Plan, which was approved by the Board in February 2015 and by the Company’s stockholders in April 2015. On February 8, 2019, the Board approved an Amended and Restated 2015 Equity Incentive Plan (as amended, the “2015 EIP,” and together with the 2007 and  2012 EIPs, the “Equity Incentive Plans”), which, among other things, increased the number of shares of our common stock authorized for issuance under the 2015 EIP from 1,100,000 to 2,200,000. The amendment and restatement of the 2015 EIP was approved by the Company’s stockholders at the 2019 Annual Meeting of Stockholders.

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

The Equity Incentive Plans reserve shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. The 2007 and  2012 EIPs reserved 1,891,051 shares of the Company’s common stock.  As of June 30, 2019, 888,748 shares of common stock reserved for issuance pursuant to stock options and RSU awards granted under the 2007 and 2012 EIPs had been issued in the form of common stock, and 56,862 shares of common stock remained reserved for issuance upon the exercise of stock options outstanding under the 2007 and 2012 EIPs. The 2015 EIP reserves 2,200,000 shares of the Company’s common stock. As of June 30, 2019, 538,553 shares of common stock reserved for issuance pursuant to stock options and RSU awards granted under the 2015 EIP had been issued in the form of common stock and 1,432,798 shares of common stock remained reserved for issuance upon the exercise of stock options outstanding under the 2015 EIP.

The following table summarizes stock option activity during the six months ended June 30, 2019 under the Equity Incentive Plans, as follows:

		Weighted Average
	Options	Exercise Price
Outstanding as of December 31, 2018	56,862	$15.06
Granted	—	$—
Expired	—	$—
Outstanding as of June 30, 2019	56,862	$15.06
Exercisable as of June 30, 2019	56,862	$15.06

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and sometimes subjective variables. These variables include, but are not limited to, the expected volatility of the price of the Company’s stock over the expected life of the awards and actual and projected stock option exercise behavior. No stock options were granted during the six months ended June 30, 2019 and 2018.

The following table summarizes RSU’s and PSU’s activity during the six months ended June 30, 2019 under the Equity Incentive Plans, as follows:

		Weighted Average
		Grant-Date Fair Value
	Number of Shares	Per Share
Unvested as of December 31, 2018	805,844	$3.16
Granted	860,381	$1.91
Vested	(233,427)	$2.88
Unvested as of June 30, 2019	1,432,798	$2.46

RSUs and PSUs are generally subject to ratable vesting over a three year period. Compensation expense related to these service-based awards is recognized on a straight-line basis over the vesting period. The Company utilized a forfeiture rate of 25% during the six months ended June 30, 2019 and 2018 for estimating the forfeitures of equity compensation granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2019 and 2018, as follows:

	Six Months Ended June 30,
	2019	2018
Share-based compensation expense:
Cost of sales	$60	$61
Selling, general and administrative	450	428
Net effect of share-based compensation expense on net income	$510	$489
Reduction in earnings per share:
Basic earnings per share	$0.03	$0.03

Diluted earnings per share	$0.03	$0.03

As of June 30, 2019, the Company estimates that pre-tax compensation expense for all unvested share-based RSUs and PSUs in the amount of approximately $1,861 will be recognized through 2021. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

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

Summary financial information by reportable segment for the three and six months ended June 30, 2019 and 2018 is as follows:

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2019
Revenues from external customers	$28,970	$9,266	$2,933	$—	$—	$41,169
Operating profit (loss)	318	913	28	(1,465)	—	(206)
Depreciation and amortization	978	483	122	45	—	1,628
Capital expenditures	308	273	14	11	—	606

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2018
Revenues from external customers	$25,529	$8,632	$2,620	$—	$—	$36,781
Intersegment revenues	23	—	—	—	(23)	—
Net revenues	25,552	8,632	2,620	—	(23)	36,781
Operating profit (loss)	541	(662)	(5,589)	(26)	—	(5,736)
Depreciation and amortization	1,317	586	386	60	—	2,349
Capital expenditures	1,198	247	—	2	—	1,447

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2019
Revenues from external customers	$57,264	$19,293	$6,272	$—	$—	$82,829
Operating profit (loss)	96	2,300	(256)	(2,840)	—	(700)
Depreciation and amortization	2,073	964	245	108	—	3,390
Capital expenditures	509	640	14	20	—	1,183

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2018
Revenues from external customers	$43,724	$17,438	$5,586	$—	$—	$66,748
Intersegment revenues	23	—	—	—	(23)	—
Net revenues	43,747	17,438	5,586	—	(23)	66,748
Operating (loss) profit	(1,554)	(1,288)	(5,890)	(1,541)	—	(10,273)
Depreciation and amortization	2,638	1,176	773	119	—	4,706
Capital expenditures	1,198	467	—	11	—	1,676

	Total Assets as of
	June 30,	December 31,
Segments:	2019	2018
Towers and Heavy Fabrications	$55,116	$34,839
Gearing	49,004	37,028
Process Systems	10,746	11,758
Corporate	256,659	243,867
Eliminations	(242,267)	(228,327)
	$129,258	$99,165

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

Warranty Liability

The Company warrants its products for terms that range from one to five years. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of June 30, 2019 and 2018, estimated product warranty liability was $214 and $593, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the six months ended June 30, 2019 and 2018 were as follows:

	For the Six Months Ended June 30,
	2019	2018
Balance, beginning of period	$226	$581
(Reduction of) addition to warranty reserve	(4)	15
Warranty claims	(19)	(3)
Other adjustments	11	-
Balance, end of period	$214	$593

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the six months ended June 30, 2019 and 2018 consisted of the following:

	For the Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$190	$225
Bad debt expense (recoveries)	2	(12)
Write-offs	(14)	(13)
Balance at end of period	$178	$200

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of June 30, 2019 or December 31, 2018.

NOTE 16 — RESTRUCTURING

During the first quarter of 2018, the Company conducted a review of its business strategies and product plans given the outlook for the industries it serves and its business environment. As a result, the Company began to execute a restructuring plan to rationalize its facility capacity and management structure, and to consolidate and increase the efficiencies of its Abilene facility operations. The Company exited the CNG and Fabrication Manufacturing location in Abilene, TX in 2018 and consolidated these manufacturing activities into other locations. All remaining costs associated with this facility were recorded as restructuring expenses.

The Company expects that any additional costs related to the 2018 restructuring initiative will be immaterial.  The Company projected annual cost savings going forward of approximately $575 in facility expenses related to the restructuring.

The Company’s total net restructuring charges for the three and six months ended June 30, 2019 and 2018 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales:
Facility costs	$—	$64	$2	$146
Moving and remediation	—	1	10	1
Salary and severance	—	—	—	17
Depreciation	—	51	—	67
Total cost of sales	—	116	12	231
Selling, general, and administrative expenses:
Salary and severance	—	—	—	36
Total selling, general, and administrative expenses	—	—	—	36
Grand Total	$—	$116	$12	$267

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

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

Second quarter Overview

We booked $104,612 in new orders in the second quarter of 2019, up five-fold from $18,602 in the second quarter of 2018. The increase was driven primarily by an increase in tower orders as customers booked production slots to support strong 2020 turbine demand.

We recognized revenue of $41,169 in the second quarter of 2019, up 12% from revenue of $36,781 in the second quarter of 2018, reflecting sales growth in each segment. Although the number of tower sections sold was flat compared to the prior year quarter, Towers and Heavy Fabrications segment revenues were up $3,418 or 13% due primarily to a higher average sales price for a more complex mix of towers sold, and as a result of higher steel prices.

We reported a net loss of $1,018 or $0.06 per share in the second quarter of 2019, compared to a net loss of $6,116 or $0.40 per share in the second quarter of 2018. The significant improvement was due primarily to the absence of the $4,993 goodwill impairment charge that occurred during the prior year quarter, higher sales, and improved manufacturing efficiencies within our Gearing segment, partially offset by the absence of a beneficial $1,140 earn-out reversal recorded in 2018 and lower margins in our Towers and Heavy Fabrications segment.

As noted in Note 14, “Segment Reporting,” of these condensed consolidated financial statements, during the first quarter of 2019, we revised our segment presentation and moved our Abilene compressed natural gas and heavy fabrication business from the Process Systems segment to the Towers and Heavy Fabrications segment. We have restated prior periods presented to reflect this change.

RESULTS OF OPERATIONS

Three months ended June 30, 2019, Compared to Three months ended June 30, 2018

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

	Three Months Ended June 30,				2019 vs. 2018
		% of Total		% of Total
	2019	Revenue	2018	Revenue	$ Change	% Change
Revenues	$41,169	100.0%	$36,781	100.0%	$4,388	11.9%
Cost of sales	37,277	90.5%	34,442	93.6%	2,835	8.2%
Restructuring	—	—%	116	0.3%	(116)	(100.0)%
Gross profit	3,892	9.5%	2,223	6.0%	1,669	75.1%
Operating expenses
Selling, general and administrative expenses	3,895	9.5%	2,495	6.8%	1,400	56.1%
Impairment charges	—	—%	4,993	13.6%	(4,993)	(100.0)%
Intangible amortization	203	0.5%	471	1.3%	(268)	(56.9)%
Total operating expenses	4,098	10.0%	7,959	21.6%	(3,861)	(48.5)%
Operating loss	(206)	(0.5)%	(5,736)	(15.6)%	5,530	96.4%
Other expense, net
Interest expense, net	(773)	(1.9)%	(352)	(1.0)%	(421)	(119.6)%
Other, net	(16)	(0.0)%	(1)	(0.0)%	(15)	(1,500.0)%
Total other expense, net	(789)	(1.9)%	(353)	(1.0)%	(436)	(123.5)%
Net loss before provision (benefit) for income taxes	(995)	(2.4)%	(6,089)	(16.6)%	5,094	83.7%
Provision (benefit) for income taxes	23	0.1%	(6)	(0.0)%	29	483.3%
Loss from continuing operations	(1,018)	(2.5)%	(6,083)	(16.5)%	5,065	83.3%
Income (loss) from discontinued operations	—	—%	(33)	(0.1)%	33	100.0%
Net loss	$(1,018)	(2.5)%	$(6,116)	(16.6)%	$5,098	83.4%

Consolidated

Revenues increased from $36,781 during the three months ended June 30, 2018, to $41,169 during the three months ended June 30, 2019, including increases in each segment.  Towers and Heavy Fabrications segment revenues were up $3,418 or 13% due primarily to a higher average sales price on the towers sold due to a more complex mix of towers sold and as a result of higher steel prices.

Gross profit increased by $1,669, from $2,223 during the three months ended June 30, 2018, to $3,892 during the three months ended June 30, 2019. Gross margin increased from 6.0% during the three months ended June 30, 2018, to 9.5% during the three months ended June 30, 2019.  The increase in gross profit was primarily attributable to improved manufacturing efficiencies in our Gearing segment, partially offset by lower margins in our Towers and Heavy Fabrications segment, where margins have been depressed because of increased competition from foreign tower manufacturers.

Operating expenses decreased from $7,959 during the three months ended June 30,  2018, to $4,098 during the three months ended June 30, 2019. The decrease was primarily attributable to the absence of the $4,993 goodwill impairment charge that occurred during the prior year quarter, partially offset by the absence of the reversal of the $1,140 Red Wolf earn-out reserve, which also occurred during the prior year quarter.  As a result, operating expenses as a percentage of sales normalized to 10.0% in the current-year quarter.

Net loss decreased from $6,116 during the three months ended June 30,  2018, to $1,018 during the three months ended June 30, 2019, as a result of the factors described above.

Towers and Heavy Fabrications Segment

	Three Months Ended
	June 30,
	2019	2018
Orders	$96,328	$9,870
Revenues	28,970	25,552
Operating income	318	541
Operating margin	1.1%	2.1%

 Towers and Heavy Fabrications segment orders spiked as both new and existing customers secured capacity to support strong turbine installations in 2020. In addition, our largest customer fulfilled orders under a three-year framework agreement in which minimum contract orders were reported in backlog at the onset of the agreement in 2016 and is now placing orders on a project-by-project basis. Although the number of sections sold was flat compared to the prior year quarter, segment revenues were up $3,418 or 13% due primarily to a higher average sales price on the towers sold due to a more complex design and higher steel prices.

Towers and Heavy Fabrications operating income decreased by $223 from $541 during the three months ended June 30, 2018, to $318 during the three months ended June 30, 2019.  Despite higher selling prices, margins have been adversely impacted by increased competition from offshore tower manufacturers. Also impacting profitability were higher legal fees and increases in incentive compensation. Operating margin decreased from 2.1% during the three months ended June 30, 2018, to 1.1% during the three months ended June 30, 2019.

Gearing Segment

	Three Months Ended
	June 30,
	2019	2018
Orders	$5,572	$6,148
Revenues	9,266	8,632
Operating income (loss)	913	(662)
Operating margin	9.9%	(7.7)%

 Gearing segment orders for the three months ended June 30, 2019 decreased $576 compared to the prior year period primarily due to timing of orders received from mining industry customers.  Revenue increased from $8,632 during the three months ended June 30, 2018, to $9,266 during the three months ended June 30, 2019. The increase was driven primarily by increased aftermarket wind shipments and stronger mining industry demand, partially offset by lower O&G demand as the fracking capacity expansions underway in 2018 have subsided, and some customers have shifted purchases to low cost countries.

Gearing segment operating income improved by $1,575, from a loss of $662 during the three months ended June 30, 2018, to income of $913 during the three months ended June 30, 2019. The improvement was primarily attributable to a better product mix, improved plant throughput and improved manufacturing efficiencies including lower scrap and warranty expense.  Operating margin was 9.9% during the three months ended June 30, 2019, up sharply from (7.7%) during the three months ended June 30, 2018.

 Process Systems Segment

	Three Months Ended
	June 30,
	2019	2018
Orders	$2,712	$2,584
Revenues	2,933	2,620
Operating income (loss)	28	(5,589)
Operating margin	1.0%	(213.3)%

Process Systems segment orders and revenues have increased modestly from the prior year period due to stronger demand for new gas turbine content. The Process Systems segment operating income improvement was the result of the absence of a $4,993 goodwill  impairment charge that occurred during the prior year quarter, improvements in product mix sold and lower amortization expense during the current year quarter. The operating margin improved from (213.3%) during the three months ended June 30, 2018 to 1.0% during the three months ended June 30, 2019.

Corporate and Other

Corporate and Other expenses normalized from $26 during the three months ended June 30, 2018, to $1,465 during the three months ended June 30, 2019. The increase was primarily attributable to the absence of a reversal of the final Red Wolf earn-out reserve which benefitted the prior year quarter, and increased incentive compensation for the current year.

Six months ended June 30, 2019, Compared to Six months ended June 30, 2018

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

	Six Months Ended June 30,				2019 vs. 2018
		% of Total		% of Total
	2019	Revenue	2018	Revenue	$ Change	% Change
Revenues	$82,829	100.0%	$66,748	100.0%	$16,081	24.1%
Cost of sales	75,388	91.0%	64,426	96.5%	10,962	17.0%
Restructuring	12	0.0%	231	0.3%	(219)	(94.8)%
Gross profit	7,429	9.0%	2,091	3.1%	5,338	255.3%
Operating expenses
Selling, general and administrative expenses	7,723	9.3%	6,393	9.6%	1,330	20.8%
Impairment charges	—	—%	4,993	7.5%	(4,993)	(100.0)%
Intangible amortization	406	0.5%	942	1.4%	(536)	(56.9)%
Restructuring	—	—%	36	0.1%	(36)	(100.0)%
Total operating expenses	8,129	9.8%	12,364	18.5%	(4,235)	(34.3)%
Operating loss	(700)	(0.8)%	(10,273)	(15.4)%	9,573	93.2%
Other expense, net
Interest expense, net	(1,309)	(1.6)%	(650)	(1.0)%	(659)	(101.4)%
Other, net	(18)	(0.0)%	(4)	(0.0)%	(14)	(350.0)%
Total other expense, net	(1,327)	(1.6)%	(654)	(1.0)%	(673)	(102.9)%
Net loss before provision (benefit) for income taxes	(2,027)	(2.4)%	(10,927)	(16.4)%	8,900	81.4%
Provision (benefit) for income taxes	34	0.0%	(33)	(0.0)%	67	203.0%
Loss from continuing operations	(2,061)	(2.5)%	(10,894)	(16.3)%	8,833	81.1%
Income (loss) from discontinued operations, net of tax	1	0.0%	(60)	(0.1)%	61	101.7%
Net loss	$(2,060)	(2.5)%	$(10,954)	(16.4)%	$8,894	81.2%

Consolidated

Revenues increased from $66,748 during the six months ended June 30, 2018, to $82,829 during the six months ended June 30, 2019, including increases in each segment. Towers and Heavy Fabrications segment revenues were up $13,517 or 31% due to a 13% increase in tower sections sold, a higher average sales price due to a more complex mix of towers sold and as a result of higher steel prices. Heavy fabrications revenues increased due to higher demand from mining and construction customers, partially offset by decreases in O&G fabrications. Gearing segment revenues were up $1,855 or 11%, primarily as a result of increased aftermarket wind shipments and stronger mining demand, partially offset by lower O&G demand.

Gross profit increased by $5,338, from $2,091 during the six months ended June 30, 2018, to $7,429 during the six months ended June 30, 2019. Gross margin increased from 3.1% during the six months ended June 30, 2018, to 9.0% during the six months ended June 30, 2019.  The increase in gross profit was primarily attributable to higher plant utilization and improved manufacturing efficiencies in our Towers and Heavy Fabrications and Gearing segments.  The negative impacts from pricing pressure were offset by increased production volumes and the absence of plant start-up costs incurred in the prior year.

Operating expenses decreased from $12,364 during the six months ended June 30, 2018, to $8,129 during the six months ended June 30, 2019. The decrease was primarily attributable to the absence of a $4,993 goodwill impairment charge that occurred during the prior year and lower amortization and commission expense. Partially offsetting these factors was the absence of a $1,140 reversal of the final Red Wolf earn-out reserve which occurred during the prior year and higher incentive compensation costs. Operating expenses as a percentage of revenue decreased to 9.8% in the first two quarters of 2019, compared to 18.5% during the prior year period.

Net loss decreased from $10,954 during the six months ended June 30, 2018, to $2,060 during the six months ended June 30, 2019, as a result of the factors described above.

Towers and Heavy Fabrications Segment

	Six Months Ended
	June 30,
	2019	2018
Orders	$108,839	$19,674
Revenues	57,264	43,747
Operating income (loss)	96	(1,554)
Operating margin	0.2%	(3.6)%

Towers and Heavy Fabrications segment orders spiked as both new and existing customers secured capacity to support strong turbine demand in 2020. In addition, our largest customer fulfilled orders under a three-year customer framework agreement in which minimum contract orders were reported in backlog at the onset of the agreement in 2016 and is now placing orders on a project-by-project basis. Towers and Heavy Fabrications segment revenues increased by $13,517 due to a 13% increase in tower sections sold, a higher average sales price on the towers sold due to a more complex design, and higher steel prices. Heavy fabrication revenues increased due to higher demand from mining and construction customers, partially offset by decreases in O&G.

Towers and Heavy Fabrications segment operating results improved by $1,650, from  a loss of $1,554 during the six months ended June 30, 2018, to income of $96 during the six months ended June 30, 2019.  The negative impacts from increased competitive pricing pressure in the current year, were offset by increased production volumes and the absence of plant start-up costs incurred in the prior year.

Gearing Segment

0
	Six Months Ended
	June 30,
	2019	2018
Orders	$12,707	$21,514
Revenues	19,293	17,438
Operating income (loss)	2,300	(1,288)
Operating margin	11.9%	(7.4)%

Gearing segment orders decreased $8,807 during the six months ended June 30, 2019 compared to the prior year period, primarily due to a decrease in demand from O&G customers as the prior year period benefitted from the industry’s expansion of fracking capacity and significantly longer lead times due to steel availability issues. Revenue increased from $17,438 during the six months ended June 30, 2018, to $19,293 during the six months ended June 30, 2019. The increase was driven primarily by increased aftermarket wind shipments and stronger mining demand, partially offset by lower O&G demand.

The Gearing segment operating profit improved by $3,588, from a loss of $1,288 during the six months ended June 30, 2018, to income of $2,300 during the six months ended June 30, 2019. The improvement was primarily attributable to the product mix sold, improved plant throughput and improved manufacturing efficiencies including lower scrap and warranty costs.  Operating margin was 11.9% during the six months ended June 30, 2019, up sharply from (7.4%) during the six months ended June 30, 2018.

Process Systems Segment

	Six Months Ended
	June 30,
	2019	2018
Orders	$7,072	$5,555
Revenues	6,272	5,586
Impairment charges	-	4,993
Operating loss	(256)	(5,890)
Operating margin	(4.1)%	(105.4)

Process Systems segment orders increased $1,517, from $5,555 during the six months ended June 30, 2018, to $7,072 during the six months ended June 30, 2019. The increase in orders is primarily due to higher customer demand for new gas turbine content. Process Systems segment revenues increased by $686, from $5,586 during the six months ended June 30, 2018, to $6,272 during the six months ended June 30, 2019 primarily due to increased sales for aftermarket products.

The Process Systems segment operating loss improvement was the result of the absence of a $4,993 goodwill  impairment charge that occurred during the prior year and lower amortization expense. The operating margin improved to (4.1%) during the six months ended June 30, 2019 from (105.4%) during the six months ended June 30, 2018, due to the factors mentioned above.

Corporate and Other

Corporate and Other expenses normalized from $1,541 during the six months ended June 30, 2018, to $2,840 during the six months ended June 30, 2019. The increase was primarily attributable to the absence of a $1,140 benefit in the prior year associated with the reversal of the final Red Wolf earn-out reserve and also due to higher incentive compensation in the current year.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2019, cash and cash equivalents totaled $74 a decrease of $1,103 from December 31, 2018. Cash balances remain minimal as operating receipts and disbursements flow through our Credit Facility, which is in a drawn position. Debt and finance lease obligations at June 30, 2019 totaled $29,931. As of June 30, 2019, we had the ability to borrow up to an additional $8,033 under the Credit Facility (as defined in Note 7, “Debt and Credit Agreements,” in the notes to our condensed consolidated financial statements). On July 31, 2018, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC (the “Agent”). Pursuant to the terms of the ATM Agreement, we may sell from time to time through the Agent shares of the Company's common stock, par value $0.001 per share with an aggregate sales price of up to $10,000. The Company will pay a commission to the Agent of 3% of the gross proceeds of the sale of the shares sold under the ATM Agreement and reimburse the Agent for the expenses of their counsel. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances, the Credit Facility, additional equipment financing, and access to the public or private debt equity markets, including the option to raise capital from the sale of our securities under the Form S-3.

On February 25, 2019, we executed an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) which expanded our Credit Facility to $35,000 and extended the term to February 25, 2022. The Amended and Restated Loan Agreement includes minimum EBITDA covenants through September 30, 2019, replaced by a Fixed Charge Coverage Ratio thereafter.

In conjunction with the Amended and Restated Loan Agreement, during June 2019, we entered into a floating to fixed interest rate swap with CIBC. The swap agreement has a notional amount of $6,000 and a schedule matching that of the underlying loan that synthetically fixes the interest rate on LIBOR borrowings for the entire term of the Credit Facility at 2.13%, before considering our risk premium. The interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, which may subject the Company’s results of operations to non-cash volatility.

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

Sources and Uses of Cash

Operating Cash Flows

During the six months ended June 30, 2019, net cash used in operating activities totaled $14,612, compared to net cash used in operating activities of $2,793 for the six months ended June 30,  2018. Net cash used in operating activities increased versus the prior year period due primarily to a build of inventory driven by higher production levels within the Towers and Heavy Fabrications segment. Additionally, customer deposits decreased by $4,946 in the current year period due to increased tower shipments and the timing of new tower orders that include customer deposit provisions.

Investing Cash Flows

During the six months ended June 30, 2019, net cash used in investing activities totaled $1,182, compared to net cash used in investing activities of $1,676 during the six months ended June 30,  2018. The decrease in net cash used in investing activities as compared to the prior-year period was primarily due to a $493 decrease in net investments in property and equipment.

Financing Cash Flows

During the six months ended June 30, 2019, net cash provided by financing activities totaled $14,690, compared to net cash provided by financing activities of $4,505 for the six months ended June 30, 2018. The increase in net cash provided by financing activities as compared to the prior-year period was primarily due to increased usage of our Credit Facility in 2019.

Other

In 2016, we entered into a $570 loan agreement with the Development Corporation of Abilene which is included in long-term debt, less current maturities. The loan is forgivable upon meeting and maintaining specific employment thresholds. In addition, we have outstanding notes payable for capital expenditures in the amount of $1,445 and $1,882 as of June 30, 2019 and December 31, 2018, respectively, with $918 and $930 included in the “Line of Credit and other notes payable” line item of our condensed consolidated financial statements as of June 30, 2019 and December 31, 2018, respectively. The notes payable have monthly payments that range from $1 to $36 and an interest rate of approximately 5%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from April 2020 to August 2022.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

Not Applicable.

Item 6.Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND ENERGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2008)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed August 23, 2012)
3.3	Second Amended and Restated Bylaws of the Company, adopted as of May 20, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed May 23, 2014)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer*
101

The following financial information from this Form 10-Q of Broadwind Energy, Inc. for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND ENERGY, INC.

August 2, 2019	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
President, Chief Executive Officer
(Principal Executive Officer)
August 2, 2019	By:	/s/ Jason L. Bonfigt
Jason L. Bonfigt
Vice President, Chief Financial Officer (Principal Financial Officer)