Form 10-Q
period 2019-09-30
BROADWIND ENERGY, INC.
filed 2019-10-29
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	BWEN	The NASDAQ Capital Market
Preferred Stock Purchase Rights	BWEN	The NASDAQ Capital Market

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of October 25,  2019: 16,361,572.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15	$1,177
Accounts receivable, net	22,862	17,455
Inventories, net	31,250	22,670
Prepaid expenses and other current assets	2,387	1,776
Total current assets	56,514	43,078
LONG-TERM ASSETS:
Property and equipment, net	47,017	49,087
Operating lease right-of-use assets	16,150	—
Other intangible assets, net	5,993	6,602
Other assets	328	398
TOTAL ASSETS	$126,002	$99,165
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and other notes payable	$9,592	$11,930
Current portion of finance lease obligations	632	967
Current portion of operating lease obligations	1,468	—
Accounts payable	17,864	11,618
Accrued liabilities	5,488	3,806
Customer deposits	31,064	23,507
Current liabilities held for sale	25	27
Total current liabilities	66,133	51,855
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	802	1,408
Long-term finance lease obligations, net of current portion	479	571
Long-term operating lease obligations, net of current portion	16,686	—
Other	64	1,969
Total long-term liabilities	18,031	3,948
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,626,489 and 15,982,622 shares issued as of September 30, 2019, and December 31, 2018, respectively	16	16
Treasury stock, at cost, 273,937 shares as of September 30, 2019 and December 31, 2018	(1,842)	(1,842)
Additional paid-in capital	382,875	381,441
Accumulated deficit	(339,211)	(336,253)
Total stockholders’ equity	41,838	43,362
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,002	$99,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$46,138	$31,445	$128,967	$98,193
Cost of sales	42,144	29,802	117,532	94,228
Restructuring	—	157	12	388
Gross profit	3,994	1,486	11,423	3,577
OPERATING EXPENSES:
Selling, general and administrative	4,049	3,627	11,772	10,020
Impairment charges	—	—	—	4,993
Intangible amortization	203	471	609	1,413
Restructuring	—	—	—	36
Total operating expenses	4,252	4,098	12,381	16,462
Operating loss	(258)	(2,612)	(958)	(12,885)
OTHER EXPENSE, net:
Interest expense, net	(610)	(372)	(1,919)	(1,022)
Other, net	(2)	2,247	(20)	2,243
Total other expense, net	(612)	1,875	(1,939)	1,221
Net loss before provision (benefit) for income taxes	(870)	(737)	(2,897)	(11,664)
Provision (benefit) for income taxes	28	13	62	(20)
LOSS FROM CONTINUING OPERATIONS	(898)	(750)	(2,959)	(11,644)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	(33)	1	(93)
NET LOSS	$(898)	$(783)	$(2,958)	$(11,737)
NET LOSS PER COMMON SHARE—BASIC:
Loss from continuing operations	$(0.06)	$(0.05)	$(0.18)	$(0.76)
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Net loss	$(0.06)	$(0.05)	$(0.18)	$(0.76)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	16,236	15,541	16,024	15,390
NET LOSS PER COMMON SHARE—DILUTED:
Loss from continuing operations	$(0.06)	$(0.05)	$(0.18)	$(0.76)
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Net loss	$(0.06)	$(0.05)	$(0.18)	$(0.76)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	16,236	15,541	16,024	15,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Issued		Issued	Additional	Accumulated
	Issued	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
BALANCE, December 31, 2017	15,480,299	$15	(273,937)	$(1,842)	$380,005	$(312,107)	$66,071
Stock issued for restricted stock	96,534	1	—	—	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	74,123	—	—	—	167	—	167
Share-based compensation	—	—	—	—	262	—	262
Net loss	—	—	—	—	—	(4,838)	(4,838)
BALANCE, March 31, 2018	15,650,956	$16	(273,937)	$(1,842)	$380,434	$(316,945)	$61,663
Stock issued for restricted stock	18,869	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	74,820	—	—	—	171	—	171
Share-based compensation	—	—	—	—	227	—	227
Net loss	—	—	—	—	—	(6,116)	(6,116)
BALANCE, June 30, 2018	15,744,645	$16	(273,937)	$(1,842)	$380,832	$(323,061)	$55,945
Stock issued for restricted stock	38,151	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	92,697	—	—	—	199	—	199
Share-based compensation	—	—	—	—	196	—	196
Sale of common stock, net	15,112	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	—	(783)	(783)
BALANCE, September 30, 2018	15,890,605	$16	(273,937)	$(1,842)	$381,175	$(323,844)	$55,505

BALANCE, December 31, 2018	15,982,622	$16	(273,937)	$(1,842)	$381,441	$(336,253)	$43,362
Stock issued for restricted stock	141,384	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	135,636	—	—	—	187	—	187
Share-based compensation	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	(1,042)	(1,042)
BALANCE, March 31, 2019	16,259,642	$16	(273,937)	$(1,842)	$381,883	$(337,295)	$42,762
Stock issued for restricted stock	53,740	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	123,727	—	—	—	205	—	205
Share-based compensation	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	(1,018)	(1,018)
BALANCE, June 30, 2019	16,437,109	$16	(273,937)	$(1,842)	$382,343	$(338,313)	$42,204
Stock issued for restricted stock	19,436	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	169,944	—	—	—	277	—	277
Share-based compensation	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	(898)	(898)
BALANCE, September 30, 2019	16,626,489	$16	(273,937)	$(1,842)	$382,875	$(339,211)	$41,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,958)	$(11,737)
Income (loss) from discontinued operations	1	(93)
Loss from continuing operations	(2,959)	(11,644)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	5,006	6,990
Deferred income taxes	(11)	(45)
Impairment charges	—	4,993
Remeasurement of contingent consideration	—	(1,140)
Change in fair value of interest rate swap agreements	50	—
Stock-based compensation	765	685
Extinguishment of New Markets Tax Credits obligation	—	(2,249)
Allowance for doubtful accounts	(30)	(48)
Common stock issued under defined contribution 401(k) plan	669	537
Gain on disposal of assets	(1)	(23)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,377)	(3,035)
Inventories	(8,580)	(3,814)
Prepaid expenses and other current assets	(737)	(19)
Accounts payable	6,046	3,576
Accrued liabilities	1,632	1,567
Customer deposits	7,557	(2,018)
Other non-current assets and liabilities	303	(1,546)
Net cash provided by (used in) operating activities of continuing operations	4,333	(7,233)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,776)	(2,018)
Proceeds from disposals of property and equipment	1	583
Net cash used in investing activities of continuing operations	(1,775)	(1,435)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	131,865	103,406
Payments on line of credit	(134,136)	(95,493)
Proceeds from long-term debt	—	2,060
Payments on long-term debt	(698)	(536)
Principal payments on finance leases	(752)	(581)
Proceeds from sale of common stock, net	—	(52)
Net cash (used in) provided by financing activities of continuing operations	(3,721)	8,804
DISCONTINUED OPERATIONS:
Operating cash flows	1	(72)
Net cash provided by (used in) discontinued operations	1	(72)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,162)	64
CASH AND CASH EQUIVALENTS beginning of the period	1,177	78
CASH AND CASH EQUIVALENTS end of the period	$15	$142
Supplemental cash flow information:
Interest paid	$1,372	$822
Income taxes paid	$49	$94
Non-cash activities:
Issuance of restricted stock grants	$765	$685
Non-cash purchases of property and equipment	$325	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind Energy, Inc. (the “Company”) and its wholly-owned subsidiaries Broadwind Towers, Inc. (“Broadwind Towers”), Brad Foote Gear Works, Inc. (“Brad Foote”), and Red Wolf Company, LLC (“Red Wolf”).  All intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2019. The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

During the first quarter of 2019, the Company assessed its segment reporting by evaluating various qualitative and quantitative measures for each business and product line. Following the execution of the Company’s 2018 restructuring plan and the resulting exit of the leased Abilene facility at the end of 2018, the Company revised its segment presentation by moving its Abilene compressed natural gas (“CNG”) and heavy fabrication business from the Process Systems segment to the Towers and Heavy Fabrications segment. The Company made this determination because, post-restructuring, the residual heavy fabrications business activities previously carried out in the now vacated space were transferred to the nearby tower plant under the supervision of Towers and Heavy Fabrications segment management. The Company has restated prior periods presented to reflect this change. See Note 14, “Segment Reporting” of these condensed consolidated financial statements for further discussion of reportable segments.

There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2019 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, other than the adoption of Accounting Standards Updates (“ASU”) 2016-02 described in Note 8 “Leases” of these condensed consolidated financial statements.

Company Description

Through its subsidiaries, the Company provides technologically advanced high-value products to energy, mining and infrastructure sector customers, primarily in the United States of America (the “U.S.”). The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 65% of the Company’s revenue during the first nine months of 2019.

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

Total debt and finance lease obligations at September 30, 2019 totaled $11,505, which includes current outstanding debt and finance leases totaling $10,224. The current outstanding debt includes $8,729 outstanding under the Company’s revolving line of credit.

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

On July 31, 2018, the Company entered into an At Market Issuance Sales Agreement (the "ATM Agreement") with Roth Capital Partners, LLC (the “Agent”). Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through the Agent shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $10,000. The Company will pay a commission to the Agent of 3% of the gross proceeds of the sale of the shares sold under the ATM Agreement and reimburse the Agent for the expenses of their counsel. During the year ended December 31, 2018, the Company issued 15,112 shares of the Company’s common stock under the ATM Agreement and the net proceeds (before upfront costs) to the Company from the sale of the Company’s common stock were approximately $33 after deducting commissions paid of approximately $1. As of September 30, 2019, the Company’s common stock having a value of approximately $9,967 remained available for issuance with respect to the ATM Agreement. The Company has not used the ATM Agreement in 2019.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Towers and Heavy Fabrications	$33,834	$18,810	$91,098	$62,557
Gearing	7,989	10,056	27,282	27,494
Process Systems	4,317	2,676	10,589	8,262
Eliminations	(2)	(97)	(2)	(120)
Consolidated	$46,138	$31,445	$128,967	$98,193

Revenue within the Company’s Gearing and Process Systems segments, as well as heavy fabrication revenues within the Towers and Heavy Fabrications segment, are generally recognized at a point in time, typically when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. The Company measures revenue based on the consideration specified in the purchase order and revenue is recognized when the performance obligations are satisfied. If applicable, the transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation.

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

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic earnings per share calculation:
Net loss	$(898)	$(783)	$(2,958)	$(11,737)
Weighted average number of common shares outstanding	16,235,961	15,541,289	16,024,217	15,390,090
Basic net loss per share	$(0.06)	$(0.05)	$(0.18)	$(0.76)
Diluted earnings per share calculation:
Net loss	$(898)	$(783)	$(2,958)	$(11,737)
Weighted average number of common shares outstanding	16,235,961	15,541,289	16,024,217	15,390,090
Common stock equivalents:
Stock options and non-vested stock awards (1)	—	—	—	—
Weighted average number of common shares outstanding	16,235,961	15,541,289	16,024,217	15,390,090
Diluted net loss per share	$(0.06)	$(0.05)	$(0.18)	$(0.76)

(1)

Stock options and restricted stock units granted and outstanding of 1,502,196 and 870,707, respectively, are excluded from the computation of diluted earnings for the three and nine months ended September 30, 2019 and 2018 due to the anti dilutive effect as a result of the Company’s net loss for those respective periods.

NOTE 4 — INVENTORIES

The components of inventories as of September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30,	December 31,
	2019	2018
Raw materials	$20,428	$16,394
Work-in-process	10,024	5,426
Finished goods	2,225	2,958
	32,677	24,778
Less: Reserve for excess and obsolete inventory	(1,427)	(2,108)
Net inventories	$31,250	$22,670

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities. Goodwill is not amortized but is tested at least annually for impairment or more frequently whenever events or circumstances occur indicating that those assets might be impaired.

Other intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf in 2017. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 3 to 9 years. The Company tests other intangible assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable.

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

During the third quarter of 2019, the Company also identified a further triggering event associated with Red Wolf’s recent operating losses. The Company relied upon an undiscounted cash flow analysis performed in a prior quarter and determined that no significant changes to the previously used inputs or assumptions were needed.  As a result, the Company concluded that no impairment to this asset group was indicated as of September 30, 2019.

As of September 30, 2019 and December 31, 2018, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	September 30, 2019					December 31, 2018
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Other intangible assets:
Noncompete agreements	$170	$(75)	$—	$95	3.3	$170	$(54)	$—	$116	4.1
Customer relationships	15,979	(6,598)	(7,592)	1,789	6.1	15,979	(6,369)	(7,592)	2,018	6.8
Trade names	9,099	(4,990)	—	4,109	8.8	9,099	(4,631)	—	4,468	9.5
Other intangible assets	$25,248	$(11,663)	$(7,592)	$5,993	5.9	$25,248	$(11,054)	$(7,592)	$6,602	6.5

As of September 30, 2019, estimated future amortization expense is as follows:

2019	$203
2020	812
2021	812
2022	812
2023	786
2024 and thereafter	2,568
Total	$5,993

NOTE 6 — ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
Accrued payroll and benefits	$3,923	$2,126
Accrued property taxes	457	—
Income taxes payable	90	66
Accrued professional fees	88	101
Accrued warranty liability	183	226
Accrued self-insurance reserve	118	374
Accrued other	629	913
Total accrued liabilities	$5,488	$3,806

NOTE 7 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
Line of credit	$8,729	$11,000
Other notes payable	1,209	1,882
Long-term debt	456	456
Less: Current portion	(9,592)	(11,930)
Long-term debt, net of current maturities	$802	$1,408

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

The Credit Facility is an asset-based revolving credit facility, pursuant to which the Lenders advance funds against a borrowing base consisting of approximately (a) 85% of the face value of eligible receivables of the Company and the subsidiaries, plus  (b) the lesser of (i) 50% of the lower of cost or market value of eligible inventory of the Company, (ii) 85% of the orderly liquidation value of eligible inventory and (iii) $12.5 million, plus (c) the lesser of (i) the sum of (A) 75% of the appraised net orderly liquidation value of the Company’s eligible machinery and equipment plus (B) 50% of the fair market value of the Company’s mortgaged property and (ii) $12 million. Subject to certain borrowing base conditions, the aggregate Credit Facility limit under the Amended and Restated Loan Agreement is $35 million with a sublimit for letters of credit of $10 million.  Borrowings under the Credit Facility bear interest at a per annum rate equal to, at the option of the Company, the one, two or three-month LIBOR rate or the base rate, plus a margin.  The applicable margin is 5.50% for LIBOR rate loans and 3.50% for base rates loans. Upon certain pay downs, a pricing grid based on the Company’s trailing twelve month fixed charge coverage ratio may become effective under which applicable margins would range from 2.25% to 2.75% for LIBOR rate loans and 0.00% to 0.75% for base rate loans. The Company must also pay an unused facility fee equal to 0.50% per annum on the unused portion of the Credit Facility along with other standard fees.  The initial term of the Amended and Restated Loan Agreement ends on February 25, 2022. With the exception of the balance impacted by the interest rate swap (as defined below), the Company is allowed to prepay in whole or in part advances under the Credit Facility without penalty or premium other than customary “breakage” costs with respect to LIBOR loans.

The Amended and Restated Loan Agreement contains customary representations and warranties applicable to the Company and the subsidiaries.  It also contains a requirement that the Company, on a consolidated basis, maintain minimum quarterly earnings before interest, taxes, depreciation, amortization, share-based payments, restructuring costs, and intangible impairments (“EBITDA”) levels through September 30, 2019 and a minimum quarterly fixed charge coverage ratio thereafter, along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications. The Company was in compliance with all covenants as of September 30, 2019.

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

As of September 30, 2019, there was $8,729 of outstanding indebtedness under the Credit Facility, with the ability to borrow an additional $19,234, under the Credit Facility.

Other

In 2016, the Company entered into a $570 loan agreement with the Development Corporation of Abilene which is included in long-term debt, less current maturities. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During the fourth quarter of 2018, $114 of the loan was forgiven. As of September 30, 2019, the loan balance was $456. In addition, the Company has outstanding notes payable for capital expenditures in the amount of $1,209 and $1,882 as of September 30, 2019 and December 31, 2018, respectively, with $863 and $930 included in the “Line of credit and other notes payable” line item of the Company’s condensed consolidated financial statements as of September 30, 2019 and December 31, 2018, respectively. The notes payable have monthly payments that range from $1 to $36 and an interest rate of approximately 5%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from April 2020 to August 2022.

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

The adoption of Topic 842 resulted in the Company recognizing operating lease liabilities totaling $19,508 with a corresponding right-of-use (“ROU”) asset of $17,613 based on the present value of the minimum rental payments of such leases. The variance between the ROU asset balance and the lease liability is a deferred rent liability that existed prior to the adoption of ASC 842 and was offset against the ROU asset balance during the adoption. As of September 30, 2019, the ROU asset had a balance of $16,150 which is included in the “Operating lease right-of-use assets” line item of these condensed consolidated financial statements and current and non-current lease liabilities relating to the ROU asset of $1,468 and $16,686, respectively, and are included in the “Current portion of operating lease obligations” and “Long-term operating lease obligations, net of current portion” line items of these condensed consolidated financial statements. The discount rates used for leases accounted for under ASC 842 are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

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

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$ 139	$ 411
Interest on finance lease liabilities	27	81
Total finance lease costs	166	492
Operating lease cost components:
Operating lease cost	724	2,265
Short-term lease cost	166	470
Variable lease cost (1)	185	570
Sublease income	(32)	(120)
Total operating lease costs	1,043	3,185

Total lease cost	$ 1,209	$ 3,677

Supplemental cash flow information related to our operating leases is as follows for the nine months ended September 30, 2019:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases		$ 2,626

Weighted-average remaining lease term-finance leases at 9/30/19 (in years)		1.1
Weighted-average remaining lease term-operating leases at 9/30/19 (in years)		10.8
Weighted-average discount rate-finance leases at 9/30/19		8.7%
Weighted-average discount rate-operating leases at 9/30/19		9.0%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of September 30, 2019, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2019	$295	$879	$1,174
2020	500	2,900	3,400
2021	376	2,766	3,142
2022	51	2,503	2,554
2023	—	2,355	2,355
2024 and thereafter	—	18,116	18,116
Total lease payments	$1,222	$29,519	$30,741
Less—portion representing interest	(111)	(11,365)	(11,476)
Present value of lease obligations	1,111	18,154	19,265
Less—current portion of lease obligations	(632)	(1,468)	(2,100)
Long-term portion of lease obligations	$479	$16,686	$17,165

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

Level 3 — Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date. The Company used market negotiations to value the Gearing segments’ assets.

The following table represents the fair values of the Company’s financial liabilities as of September 30, 2019:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$100	$—	$100
Total liabilities at fair value	$—	$100	$—	$100

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of September 30, 2019, the Company has a full valuation allowance recorded against deferred tax assets. During the nine months ended September 30, 2019, the Company recorded a provision for income taxes of $62, compared to a benefit for income taxes of $20 during the nine months ended September 30, 2018.

The Company files income tax returns in U.S. federal and state jurisdictions. As of September 30, 2019, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2018, the Company had net operating loss (“NOL”) carryforwards of $248,717 of which $228,787 will generally begin to expire in 2022. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

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

In February 2013, the Company adopted a Stockholder Rights Plan, which was amended and extended in February 2016 and again in February 2019 (as amended, the “Rights Plan”). The Rights Plan is designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under IRC Section 382. The amendment to the Rights Plan was most recently approved by our stockholders at our 2019 Annual Meeting of Stockholders and has a term of three years.

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

As of September 30, 2019, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of September 30, 2019.

NOTE 11 — SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Company has granted incentive stock options and other equity awards pursuant to previously Board approved Equity Incentive Plans (“2007 and 2012 EIPs”). Most recently, the Company has granted equity awards pursuant to the Broadwind Energy, Inc. 2015 Equity Incentive Plan, which was approved by the Board in February 2015 and by the Company’s stockholders in April 2015. On February 19, 2019, the Board approved an Amended and Restated 2015 Equity Incentive Plan (as amended, the “2015 EIP,” and together with the 2007 and  2012 EIPs, the “Equity Incentive Plans”), which, among other things, increased the number of shares of our common stock authorized for issuance under the 2015 EIP from 1,100,000 to 2,200,000. The amendment and restatement of the 2015 EIP was approved by the Company’s stockholders at the 2019 Annual Meeting of Stockholders.

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

The Equity Incentive Plans reserve shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depends to a large degree. The 2007 and  2012 EIPs reserved 1,891,051 shares of the Company’s common stock.  As of September 30, 2019, 888,748 shares of common stock reserved for issuance pursuant to stock options and RSU awards granted under the 2007 and 2012 EIPs had been issued in the form of common stock, and 54,362 shares of common stock remained reserved for issuance upon the exercise of stock options outstanding under the 2007 and 2012 EIPs. The 2015 EIP reserves 2,200,000 shares of the Company’s common stock. As of September 30, 2019,  557,989 shares of common stock reserved for issuance pursuant to stock options and RSU awards granted under the 2015 EIP had been issued in the form of common stock and 1,447,834 shares of common stock remained reserved for issuance upon the exercise of stock options outstanding under the 2015 EIP.

The following table summarizes stock option activity during the nine months ended September 30, 2019 under the Equity Incentive Plans, as follows:

		Weighted Average
	Options	Exercise Price
Outstanding as of December 31, 2018	56,862	$15.06
Granted	—	$—
Expired	(2,500)	$99.90
Outstanding as of September 30, 2019	54,362	$11.16
Exercisable as of September 30, 2019	54,362	$11.16

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and sometimes subjective variables. These variables include, but are not limited to, the expected volatility of the price of the Company’s stock over the expected life of the awards and actual and projected stock option exercise behavior. No stock options were granted during the nine months ended September 30, 2019 and 2018.

The following table summarizes RSU’s and PSU’s activity during the nine months ended September 30, 2019 under the Equity Incentive Plans, as follows:

		Weighted Average
		Grant-Date Fair Value
	Number of Shares	Per Share
Unvested as of December 31, 2018	805,844	$3.16
Granted	905,321	$1.92
Vested	(263,331)	$3.09
Unvested as of September 30, 2019	1,447,834	$2.40

RSUs and PSUs are generally subject to ratable vesting over a three year period. Compensation expense related to these service-based awards is recognized on a straight-line basis over the vesting period. The Company utilized a forfeiture rate of 25% during the nine months ended September 30, 2019 and 2018 for estimating the forfeitures of equity compensation granted.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2019 and 2018, as follows:

	Nine Months Ended September 30,
	2019	2018
Share-based compensation expense:
Cost of sales	$91	$79
Selling, general and administrative	674	606
Net effect of share-based compensation expense on net income	$765	$685
Reduction in earnings per share:
Basic earnings per share	$0.05	$0.04

Diluted earnings per share	$0.05	$0.04

As of September 30, 2019, the Company estimates that pre-tax compensation expense for all unvested share-based RSUs and PSUs in the amount of approximately $1,763 will be recognized through 2021. The Company expects to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

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

The Company adopted the amendments to certain disclosure requirements in Securities Act of 1933, as amended, (the “Securities Act”), Release No. 33-10532, “Disclosure Update and Simplification” on November 5, 2018, the effective date of the release. Among the amendments is a requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. Refer to the condensed consolidated statements of stockholders’ equity for more information.

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

Summary financial information by reportable segment for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2019
Revenues from external customers	$33,834	$7,989	$4,315	$—	$—	$46,138
Intersegment revenues	—	—	2	—	(2)	—
Net revenues	33,834	7,989	4,317	—	(2)	46,138
Operating profit (loss)	693	496	141	(1,588)	—	(258)
Depreciation and amortization	951	508	123	34	—	1,616
Capital expenditures	346	235	8	4	—	593

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2018
Revenues from external customers	$18,799	$10,056	$2,590	$—	$—	$31,445
Intersegment revenues	11	—	86	—	(97)	—
Net revenues	18,810	10,056	2,676	—	(97)	31,445
Operating (loss) profit	(885)	346	(787)	(1,286)	—	(2,612)
Depreciation and amortization	1,280	566	386	52	—	2,284
Capital expenditures	148	76	—	118	—	342

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2019
Revenues from external customers	$91,098	$27,282	$10,587	$—	$—	$128,967
Intersegment revenues	—	—	2	—	(2)	—
Net revenues	91,098	27,282	10,589	—	(2)	128,967
Operating profit (loss)	789	2,797	(116)	(4,428)	—	(958)
Depreciation and amortization	3,024	1,472	368	142	—	5,006
Capital expenditures	855	875	22	24	—	1,776

	Towers and		Process
	Heavy Fabrications	Gearing	Systems	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2018
Revenues from external customers	$62,523	$27,494	$8,176	$—	$—	$98,193
Intersegment revenues	34	—	86	—	(120)	—
Net revenues	62,557	27,494	8,262	—	(120)	98,193
Operating loss	(2,441)	(941)	(6,675)	(2,828)	—	(12,885)
Depreciation and amortization	3,917	1,742	1,160	171	—	6,990
Capital expenditures	1,346	543	—	129	—	2,018

	Total Assets as of
	September 30,	December 31,
Segments:	2019	2018
Towers and Heavy Fabrications	$44,893	$34,839
Gearing	48,452	37,028
Process Systems	11,039	11,758
Corporate	237,792	243,867
Eliminations	(216,174)	(228,327)
	$126,002	$99,165

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

Warranty Liability

The Company warrants its products for terms that range from one to five years. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of September 30, 2019 and 2018, estimated product warranty liability was $183 and  $523, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the nine months ended September 30, 2019 and 2018 were as follows:

	For the Nine Months Ended September 30,
	2019	2018
Balance, beginning of period	$226	$581
Reduction of warranty reserve	(11)	(58)
Warranty claims	(22)	—
Other adjustments	(10)	-
Balance, end of period	$183	$523

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the nine months ended September 30, 2019 and 2018 consisted of the following:

	For the Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$190	$225
Bad debt expense	(30)	(47)
Write-offs	—	(1)
Balance at end of period	$160	$177

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of September 30, 2019 or December 31, 2018.

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

The Company’s total net restructuring charges for the three and nine months ended September 30, 2019 and 2018 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales:
Facility costs	$—	$69	$2	$215
Moving and remediation	—	—	10	1
Salary and severance	—	—	—	17
Depreciation	—	88	—	155
Total cost of sales	—	157	12	388
Selling, general, and administrative expenses:
Salary and severance	—	—	—	36
Total selling, general, and administrative expenses	—	—	—	36
Grand Total	$—	$157	$12	$424

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

(Dollars are presented in thousands except per share data or unless otherwise stated)

OUR BUSINESS

Third  Quarter Overview

We booked $76,517 in new orders in the third quarter of 2019, up nearly four-fold from  $19,717 in the third quarter of 2018, driven primarily by an increase in tower orders as customers booked production slots to support strong 2020 demand. Other heavy fabrication orders increased $4,936 as a result of our strategy to leverage our competencies to expand into mining and other industrial markets. Gearing orders were down $5,653 primarily due to weakness from O&G customers. Our Process Systems segment realized a modest increase in orders for new gas turbine content.

We recognized revenue of $46,138 in the third quarter of 2019, up 47%  from revenue of $31,445 in the third quarter of 2018, primarily due to sales growth in the Towers and Heavy Fabrications segment as tower sections sold increased 84% compared to the prior year quarter and due to a $2,242 increase in sales of other heavy fabrications. Gearing revenue was down $2,067 as weaker demand from O&G customers was partially offset by higher sales to mining customers. Process Systems revenue was up $1,641, or 61% primarily due to higher demand for new gas turbine content.

We reported a net loss of $898 or $0.06 per share in the third quarter of 2019, compared to a net loss of $783 or $0.05 per share in the third  quarter of 2018, which included the $2,249 benefit from extinguishing the New Markets Tax Credit transaction.

As noted in Note 14, “Segment Reporting,” in the notes to our condensed consolidated financial statements, during the first quarter of 2019, we revised our segment presentation and moved our Abilene compressed natural gas and heavy fabrication business from the Process Systems segment to the Towers and Heavy Fabrications segment. We have restated prior periods presented to reflect this change.

RESULTS OF OPERATIONS

Three months ended September 30, 2019, Compared to Three months ended September 30, 2018

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

	Three Months Ended September 30,				2019 vs. 2018
		% of Total		% of Total
	2019	Revenue	2018	Revenue	$ Change	% Change
Revenues	$46,138	100.0%	$31,445	100.0%	$14,693	46.7%
Cost of sales	42,144	91.3%	29,802	94.8%	12,342	41.4%
Restructuring	—	—%	157	0.5%	(157)	(100.0)%
Gross profit	3,994	8.7%	1,486	4.7%	2,508	168.8%
Operating expenses
Selling, general and administrative expenses	4,049	8.8%	3,627	11.5%	422	11.6%
Intangible amortization	203	0.4%	471	1.5%	(268)	(56.9)%
Total operating expenses	4,252	9.2%	4,098	13.0%	154	3.8%
Operating loss	(258)	(0.6)%	(2,612)	(8.3)%	2,354	90.1%
Other expense, net
Interest expense, net	(610)	(1.3)%	(372)	(1.2)%	(238)	(64.0)%
Other, net	(2)	(0.0)%	2,247	7.1%	(2,249)	(100.1)%
Total other expense, net	(612)	(1.3)%	1,875	6.0%	(2,487)	(132.6)%
Net loss before provision for income taxes	(870)	(1.9)%	(737)	(2.3)%	(133)	(18.0)%
Provision for income taxes	28	0.1%	13	0.0%	15	115.4%
Loss from continuing operations	(898)	(1.9)%	(750)	(2.4)%	(148)	(19.7)%
Income (loss) from discontinued operations	—	—%	(33)	(0.1)%	33	100.0%
Net loss	$(898)	(1.9)%	$(783)	(2.5)%	$(115)	(14.7)%

Consolidated

Revenues increased from $31,445 during the three months ended September 30, 2018, to $46,138 during the three months ended September 30, 2019,  primarily due to higher production levels in the Towers and Heavy Fabrications segment as towers sections sold increased 84% and due to growth of the other heavy fabrications product line. Gearing revenue was down $2,067 as weaker demand from O&G customers was partially offset by higher mining customer demand. Process Systems revenue was up $1,641, or 61%, primarily due to increased shipments of new gas turbine content for international shipments.

Gross profit increased by $2,508, from $1,486 during the three months ended September 30, 2018, to $3,994 during the three months ended September 30, 2019. Gross margin increased from 4.7% during the three months ended September 30, 2018, to 8.7% during the three months ended September 30, 2019.  The increase in gross profit was primarily attributable to improved capacity utilization and lower depreciation expense, partially offset by lower margins in our Towers and Heavy Fabrications segment, where margins have been depressed because of increased competition from foreign tower manufacturers with access to lower cost steel.

Operating expenses increased from $4,098 during the three months ended September 30,  2018, to $4,252 during the three months ended September 30, 2019.  The increase was primarily attributable to increased incentive compensation, partially offset by a decrease in intangible amortization expense. As a result, operating expenses as a percentage of sales decreased to 9.2% in the current-year quarter from 13.0% in the prior year quarter.

Net loss increased from $783 during the three months ended September 30,  2018, to $898 during the three months ended September 30, 2019 due to the absence of the prior year $2,249 gain associated with the extinguishment of the New Markets Tax Credit transaction, partially offset by the factors described above.

Towers and Heavy Fabrications Segment

	Three Months Ended
	September 30,
	2019	2018
Orders	$65,559	$4,642
Revenues	33,834	18,810
Operating income (loss)	693	(885)
Operating margin	2.0%	(4.7)%

 Towers and Heavy Fabrications segment orders spiked as we received a surge in orders to support strong 2020 demand.  During 2018, our largest customer fulfilled orders under a three-year framework agreement in which minimum contract orders were reported in backlog at the onset of the agreement in 2016 and is now placing orders on a project-by-project basis. Other heavy fabrication orders improved $4,936 reflecting expansion of our customer base and investments to broaden our manufacturing capabilities.  Tower and Heavy Fabrications segment revenues were up $15,024 or 80% due to a 84% increase in tower sections sold over the prior year quarter and an increase in other heavy fabrication sales of $2,242.

Towers and Heavy Fabrications operating income increased by $1,578 from a loss of $885 during the three months ended September 30, 2018, to income of $693 during the three months ended September 30, 2019. The year-over-year improvement reflected the higher capacity utilization in towers, strategic growth in other heavy fabrication activity and lower depreciation expense. Partially offsetting the volume increase was adverse margin compression due to increased competition from offshore tower manufacturers. Operating margin increased from (4.7%) during the three months ended September 30, 2018, to 2.0%  during the three months ended September 30, 2019.

Gearing Segment

	Three Months Ended
	September 30,
	2019	2018
Orders	$5,877	$11,530
Revenues	7,989	10,056
Operating income	496	346
Operating margin	6.2%	3.4%

 Gearing segment orders for the three months ended September 30, 2019 decreased $5,653 compared to the prior year period primarily due to lower O&G demand attributable to a slowdown in fracking activity, as well as the timing of wind orders. Revenue decreased from $10,056 during the three months ended September 30, 2018, to $7,989 during the three months ended September 30,  2019. The decrease was driven primarily by lower O&G demand, partially offset by increased shipments to mining industry customers.

Gearing segment operating income improved by $150, from $346 during the three months ended September 30, 2018, to income of $496 during the three months ended September 30, 2019. The improvement was primarily attributable to the product mix sold as well as decreased sales commissions. Operating margin was 6.2% during the three months ended September 30, 2019, up from 3.4% during the three months ended September 30, 2018.

 Process Systems Segment

	Three Months Ended
	September 30,
	2019	2018
Orders	$5,081	$3,545
Revenues	4,317	2,676
Operating income (loss)	141	(787)
Operating margin	3.3%	(29.4)%

Process Systems segment orders and revenues have increased from the prior year period primarily due to stronger demand for new gas turbine content primarily to support international installations, partially offset by weaker aftermarket demand. The Process Systems segment operating income improvement was the result of revenue growth, improved margins on the product mix sold and lower amortization expense during the current year quarter. The operating margin improved from (29.4%) during the three months ended September 30, 2018 to 3.3% during the three months ended September 30, 2019.

Corporate and Other

Corporate and Other expenses increased from $1,286 during the three months ended September 30, 2018, to $1,588 during the three months ended September 30, 2019. The increase was primarily attributable to higher compensation costs in the current year.

Nine months ended September 30, 2019, Compared to Nine months ended September 30, 2018

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

	Nine Months Ended September 30,				2019 vs. 2018
		% of Total		% of Total
	2019	Revenue	2018	Revenue	$ Change	% Change
Revenues	$128,967	100.0%	$98,193	100.0%	$30,774	31.3%
Cost of sales	117,532	91.1%	94,228	96.0%	23,304	24.7%
Restructuring	12	0.0%	388	0.4%	(376)	(96.9)%
Gross profit	11,423	8.9%	3,577	3.6%	7,846	219.3%
Operating expenses

Selling, general and administrative expenses	11,772	9.1%	10,020	10.2%	1,752	17.5%
Impairment charges	—	—%	4,993	5.1%	(4,993)	(100.0)%
Intangible amortization	609	0.5%	1,413	1.4%	(804)	(56.9)%
Restructuring	—	—%	36	0.0%	(36)	(100.0)%
Total operating expenses	12,381	9.6%	16,462	16.8%	(4,081)	(24.8)%
Operating loss	(958)	(0.7)%	(12,885)	(13.1)%	11,927	92.6%
Other expense, net
Interest expense, net	(1,919)	(1.5)%	(1,022)	(1.0)%	(897)	(87.8)%
Other, net	(20)	(0.0)%	2,243	2.3%	(2,263)	(100.9)%
Total other expense, net	(1,939)	(1.5)%	1,221	1.2%	(3,160)	(258.8)%
Net loss before provision (benefit) for income taxes	(2,897)	(2.2)%	(11,664)	(11.9)%	8,767	75.2%
Provision (benefit) for income taxes	62	0.0%	(20)	(0.0)%	82	410.0%
Loss from continuing operations	(2,959)	(2.3)%	(11,644)	(11.9)%	8,685	74.6%
Income (loss) from discontinued operations, net of tax	1	0.0%	(93)	(0.1)%	94	101.1%
Net loss	$(2,958)	(2.3)%	$(11,737)	(12.0)%	$8,779	74.8%

Consolidated

Revenues increased 31%, from $98,193 during the nine months ended September 30, 2018, to $128,967 during the nine months ended September 30,  2019. Towers and Heavy Fabrications segment revenues were up $28,541 or 46% primarily due to a  33%  increase in tower sections sold and an increase in other heavy fabrication revenue of $2,684. Gearing segment revenues were down $212 or 1%, primarily as a result of lower O&G demand from fracking customers, partially offset by increased aftermarket wind shipments and stronger mining demand. Process Systems revenue increased by 28% primarily due to increased demand for new gas turbine content for international installations.

Gross profit increased by $7,846, from $3,577 during the nine months ended September 30, 2018, to $11,423 during the nine months ended September 30, 2019. Gross margin more than doubled from 3.6% during the nine months ended September 30, 2018, to 8.9% during the nine months ended September 30, 2019.  The increase in gross profit was primarily attributable to higher plant utilization and improved manufacturing efficiencies in our Towers and Heavy Fabrications and Gearing segments.  Partially offsetting these benefits was adverse margin compression due to increased competition from offshore tower manufacturers.

Operating expenses decreased from $16,462 during the nine months ended September 30, 2018, to $12,381 during the nine months ended September 30, 2019. The decrease was primarily attributable to the absence of a $4,993 goodwill impairment charge that occurred during the prior year and lower amortization and commission expense. Partially offsetting these factors was the absence of a $1,140 reversal of the final Red Wolf earn-out reserve which occurred during the prior year and higher incentive compensation costs. Operating expenses as a percentage of revenue decreased to 9.6% in the first three quarters of 2019, compared to 16.8% during the prior year period.

Net loss decreased from  $11,737 during the nine months ended September 30, 2018, to $2,958 during the nine months ended September 30, 2019, as a result of the factors described above, partially offset by the absence of the New Markets Tax Credit transaction.

Towers and Heavy Fabrications Segment

	Nine Months Ended
	September 30,
	2019	2018
Orders	$174,398	$24,316
Revenues	91,098	62,557
Operating income (loss)	789	(2,441)
Operating margin	0.9%	(3.9)%

Towers and Heavy Fabrications segment orders spiked as both new and existing customers secured capacity to support strong turbine demand in 2020. In addition, our largest customer fulfilled orders under a three-year customer framework agreement in which minimum contract orders were reported in backlog at the onset of the agreement in 2016 and is now placing orders on a project-by-project basis. Towers and Heavy Fabrications segment revenues increased by $28,541 due to a 33% increase in tower sections sold and a higher average sales price on the towers sold due to a more complex design and higher steel prices.  Other heavy fabrication revenues increased  $2,684 due to growth in our customer base linked to investments in additional machining capabilities.

Towers and Heavy Fabrications segment operating results improved by $3,230, from  a loss of $2,441 during the nine months ended September 30, 2018, to income of $789 during the nine months ended September 30, 2019.  The negative impacts from increased competitive pricing pressure in the current year, were offset by increased production volumes and the absence of plant start-up costs incurred in the prior year.

Gearing Segment

	Nine Months Ended
	September 30,
	2019	2018
Orders	$18,584	$33,044
Revenues	27,282	27,494
Operating income (loss)	2,797	(941)
Operating margin	10.3%	(3.4)%

Gearing segment orders decreased  $14,460 during the nine months ended September 30, 2019 compared to the prior year period, primarily due to a decrease in demand from O&G customers. The prior year period included the benefit of the industry’s expansion of fracking capacity and significantly longer lead times due to steel availability issues. Also impacting the comparison was a decrease in aftermarket wind orders. Partially offsetting these decreases was an increase in industrial customer orders. Revenue was essentially unchanged as the impact of lower O&G sales was offset by increased sales to aftermarket wind and mining customers.

The Gearing segment operating profit improved by  $3,738, from a loss of $941 during the nine months ended September 30, 2018, to income of $2,797 during the nine months ended September 30, 2019. The improvement was primarily attributable to the product mix sold, improved plant throughput and improved manufacturing efficiencies including lower scrap and warranty costs. Operating margin was 10.3% during the nine months ended September 30, 2019, up sharply from (3.4%) during the nine months ended September 30, 2018.

Process Systems Segment

	Nine Months Ended
	September 30,
	2019	2018
Orders	$12,153	$9,154
Revenues	10,589	8,262
Impairment charges	-	4,993
Operating loss	(116)	(6,675)
Operating margin	(1.1)%	(80.8)%

Process Systems segment orders increased 33%, from $9,154 during the nine months ended September 30, 2018, to $12,153 during the nine months ended September 30, 2019. The increase in orders is primarily due to higher customer demand for new gas turbine content, partially offset by lower customer demand for aftermarket products. Process Systems segment revenues increased by $2,327, from $8,262 during the nine months ended September 30, 2018, to $10,589 during the nine months ended September 30, 2019 primarily due to increased sales for gas turbine components.

The Process Systems segment operating  loss improvement was the result of increased pricing and margins,  the absence of a $4,993 goodwill impairment charge that occurred during the prior year, and lower amortization expense. The operating margin improved to (1.1%) during the nine months ended September 30, 2019 from (80.8%) during the nine months ended September 30, 2018, due to the factors mentioned above.

Corporate and Other

Corporate and Other expenses increased from $2,828 during the nine months ended September 30, 2018, to $4,428 during the nine months ended September 30, 2019.  The increase was primarily attributable to the absence of a $1,140 benefit in the prior year associated with the reversal of the final Red Wolf earn-out reserve and higher incentive compensation in the current year.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2019, cash and cash equivalents totaled $15 a decrease of $1,162 from December 31, 2018. Cash balances remain minimal as operating receipts and disbursements flow through our Credit Facility, which is in a drawn position. Debt and finance lease obligations at September 30, 2019 totaled $11,505. As of September 30, 2019, we had the ability to borrow up to an additional $19,234 under the Credit Facility (as defined in Note 7, “Debt and Credit Agreements,” in the notes to our condensed consolidated financial statements). On July 31, 2018, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC (the “Agent”). Pursuant to the terms of the ATM Agreement, we may sell from time to time through the Agent shares of the Company's common stock, par value $0.001 per share with an aggregate sales price of up to $10,000. The Company will pay a commission to the Agent of 3% of the gross proceeds of the sale of the shares sold under the ATM Agreement and reimburse the Agent for the expenses of their counsel. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances, the Credit Facility, additional equipment financing, and access to the public or private debt equity markets, including the option to raise capital from the sale of our securities under the Form S-3.

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

If our operational performance deteriorates, we may be unable to comply with existing financial covenants, and could lose access to the Credit Facility. This could limit our operational flexibility, require a delay in making planned investments and/or require us to seek additional equity or debt financing. Any attempt to raise equity through the public markets could have a negative effect on our stock price, making an equity raise more difficult or more dilutive. Any additional equity financing or equity linked financing, if available, will be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other operating and financial restrictions on us. While we believe that we will continue to have sufficient cash available to operate our businesses and to meet our financial obligations and debt covenants, there can be no assurances that our operations will generate sufficient cash or that existing or new credit facilities or equity or equity linked financings will be available in an amount sufficient to enable us to meet these financial obligations.

Sources and Uses of Cash

Operating Cash Flows

During the nine months ended September 30, 2019, net cash provided by operating activities totaled $4,333, compared to net cash used in operating activities of $7,233 for the nine months ended September 30,  2018. Net cash provided by operating activities increased versus the prior year period due to collections of deposits related to new tower orders. This increase was partially offset by a build of other working capital accounts driven by higher production levels within the Towers and Heavy Fabrications segment.

Investing Cash Flows

During the nine months ended September 30, 2019, net cash used in investing activities totaled $1,775, compared to net cash used in investing activities of $1,435 during the nine months ended September 30,  2018. The increase in net cash used in investing activities as compared to the prior-year period was primarily due to the absence of proceeds from property disposals in the prior year period.

Financing Cash Flows

During the nine months ended September 30, 2019, net cash used in financing activities totaled $3,721, compared to net cash provided by financing activities of $8,804 for the nine months ended September 30, 2018. The increase in net cash used in financing activities as compared to the prior-year period was primarily due to paydowns of our Credit Facility in the current year.

Other

In 2016, we entered into a $570 loan agreement with the Development Corporation of Abilene which is included in long-term debt, less current maturities. The loan is forgivable upon meeting and maintaining specific employment thresholds. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During the fourth quarter of 2018, $114 of the loan was forgiven. As of September 30, 2019, the loan balance was $456. In addition, we have outstanding notes payable for capital expenditures in the amount of $1,209 and $1,882 as of September 30, 2019 and December 31, 2018, respectively, with $855 and $930 included in the “Line of Credit and other notes payable” line item of our condensed consolidated financial statements as of September 30, 2019 and December 31, 2018, respectively. The notes payable have monthly payments that range from $1 to $36 and an interest rate of approximately 5%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from April 2020 to August 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Part I, Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions  with respect to the following: (i) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards as well as new or continuing tariffs on steel or other products imported into the United States; (ii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iii) our ability to continue to grow our business organically and through acquisitions; (iv) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (v) the sufficiency of our liquidity and alternate sources of funding, if necessary; (vi) our ability to realize revenue from customer orders and backlog; (vii) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (viii) the economy and the potential impact it may have on our business, including our customers; (ix) the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (x) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; xi) competition from new or existing industry participants including, in particular, increased competition from foreign tower manufacturers with access to lower cost steel;  (xii) the effects of the change of administrations in the U.S. federal government; (xiii) our ability to successfully integrate and operate companies and to identify, negotiate and execute future acquisitions; (xiv) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the IRC; (xv) the limited trading market for our securities and the volatility of market price for our securities; and (xvi) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements including, but not limited to, those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K under the Securities Act and as such are not required to provide information under this Item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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
101

The following financial information from this Form 10-Q of Broadwind Energy, Inc. for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND ENERGY, INC.

October 29, 2019	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
President, Chief Executive Officer
(Principal Executive Officer)
October 29, 2019	By:	/s/ Jason L. Bonfigt
Jason L. Bonfigt
Vice President, Chief Financial Officer (Principal Financial Officer)