Form 10-Q
period 2020-03-31
BROADWIND, INC.
filed 2020-05-08
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-34278

BROADWIND, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0409160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3240 S. Central Avenue, Cicero, IL 60804

(Address of principal executive offices)

(708) 780-4800

(Registrant’s telephone number, including area code)

Broadwind Energy, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares of registrant’s common stock, par value $0.001, outstanding as of May 1,  2020:  16,640,043.

BROADWIND, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash	$2,743	$2,416
Accounts receivable, net	16,244	18,310
Inventories, net	40,754	31,863
Prepaid expenses and other current assets	2,600	2,124
Total current assets	62,341	54,713
LONG-TERM ASSETS:
Property and equipment, net	46,989	46,940
Operating lease right-of-use assets	19,932	15,980
Intangible assets, net	4,736	4,919
Other assets	300	314
TOTAL ASSETS	$134,298	$122,866
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and other notes payable	$16,350	$12,917
Current portion of finance lease obligations	462	546
Current portion of operating lease obligations	1,579	1,326
Accounts payable	25,132	21,876
Accrued liabilities	4,392	4,911
Customer deposits	23,022	22,717
Total current liabilities	70,937	64,293
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	355	505
Long-term finance lease obligations, net of current portion	594	673
Long-term operating lease obligations, net of current portion	20,324	16,591
Other	66	44
Total long-term liabilities	21,339	17,813
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,913,980 and 16,830,930 shares issued as of March 31, 2020, and December 31, 2019, respectively	17	17
Treasury stock, at cost, 273,937 shares as of March 31, 2020 and December 31, 2019	(1,842)	(1,842)
Additional paid-in capital	383,669	383,361
Accumulated deficit	(339,822)	(340,776)
Total stockholders’ equity	42,022	40,760
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,298	$122,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues	$48,634	$41,660
Cost of sales	42,462	38,111
Restructuring	—	12
Gross profit	6,172	3,537
OPERATING EXPENSES:
Selling, general and administrative	4,309	3,828
Intangible amortization	183	203
Total operating expenses	4,492	4,031
Operating income (loss)	1,680	(494)
OTHER EXPENSE, net:
Interest expense, net	(673)	(536)
Other, net	(1)	(1)
Total other expense, net	(674)	(537)
Net income (loss) before provision for income taxes	1,006	(1,031)
Provision for income taxes	52	11
NET INCOME (LOSS)	$954	$(1,042)
NET INCOME (LOSS) PER COMMON SHARE—BASIC:
Net income (loss)	$0.06	$(0.07)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	16,596	15,786
NET INCOME (LOSS) PER COMMON SHARE—DILUTED:
Net income (loss)	$0.06	$(0.07)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	16,733	15,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2018	15,982,622	$16	(273,937)	$(1,842)	$381,441	$(336,253)	$43,362
Stock issued for restricted stock	141,384	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	135,636	—	—	—	187	—	187
Share-based compensation	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	(1,042)	(1,042)
BALANCE, March 31, 2019	16,259,642	16	(273,937)	(1,842)	381,883	(337,295)	42,762

BALANCE, December 31, 2019	16,830,930	$17	(273,937)	$(1,842)	$383,361	$(340,776)	$40,760
Stock issued for restricted stock	83,050	—	—	—	—	—	—
Share-based compensation	—	—	—	—	308	—	308
Net income	—	—	—	—	—	954	954
BALANCE, March 31, 2020	16,913,980	$17	(273,937)	$(1,842)	$383,669	$(339,822)	$42,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$954	$(1,042)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	1,612	1,761
Deferred income taxes	22	(9)
Change in fair value of interest rate swap agreements	138	—
Stock-based compensation	308	255
Allowance for doubtful accounts	29	(14)
Common stock issued under defined contribution 401(k) plan	—	187
Gain on disposal of assets	—	(1)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2,037	(5,040)
Inventories	(8,891)	(10,274)
Prepaid expenses and other current assets	(476)	70
Accounts payable	3,545	8,132
Accrued liabilities	(657)	321
Customer deposits	305	(5,752)
Other non-current assets and liabilities	49	57
Net cash used in operating activities	(1,025)	(11,349)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(670)	(577)
Proceeds from disposals of property and equipment	—	1
Net cash used in investing activities	(670)	(576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	51,552	42,440
Payments on line of credit	(49,070)	(31,191)
Payments on long-term debt	(242)	(228)
Principal payments on finance leases	(218)	(236)
Net cash provided by financing activities	2,022	10,785
NET INCREASE (DECREASE) IN CASH	327	(1,140)
CASH beginning of the period	2,416	1,177
CASH end of the period	$2,743	$37

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind, Inc. (the “Company”) and its wholly-owned subsidiaries Broadwind Heavy Fabrications, Inc. (“Broadwind Heavy Fabrications”), Brad Foote Gear Works, Inc. (“Brad Foote”) and Broadwind Industrial Solutions, LLC (“Broadwind Industrial Solutions”).  All intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2020. The December 31, 2019 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2020 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Company Description

Through its subsidiaries, the Company is a precision manufacturer of structures, equipment and components for clean technology and other specialized applications.  The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s capabilities include, but are not limited to the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, heat treatment, assembly, engineering and packaging solutions. The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 74% of the Company’s revenue during the first three months of 2020.

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

Total debt and finance lease obligations at March 31, 2020 totaled $17,761, which includes current outstanding debt and finance leases totaling $16,812. The current outstanding debt includes $14,000 outstanding under the Company’s revolving line of credit.

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

On July 31, 2018, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC (the “Agent”). Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through the Agent shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $10,000. The Company will pay a commission to the Agent of 3% of the gross proceeds of the sale of the shares sold under the ATM Agreement and reimburse the Agent for the expenses of their counsel. As of March 31, 2020, the Company’s common stock having a value of approximately $9,967 remained available for issuance with respect to the ATM Agreement. The Company has not used the ATM Agreement in 2019 or 2020.

In April 2020, the Company received funds under notes and related documents with CIBC under the new U.S. Paycheck Protection Program. For additional discussion, refer to Note 16, “Subsequent Events” of these condensed consolidated financial statements.

The Company anticipates that current cash resources, amounts available under the Credit Facility, the loans received by the Company under the U.S. Payroll Protection Program, cash to be generated from operations and any potential proceeds from the sale of further Company securities under the Form S-3 will be adequate to meet the Company’s liquidity needs for at least the next twelve months. However, the Company does not anticipate that it will have the ability to generate a significant amount of capital from equity markets in the near-term as a result of the low trading volume of the Company’s common stock on the NASDAQ exchange and limitations on the aggregate amount of securities the Company may offer under the Form S-3 due to its public float size. The Form S-3 will expire on October 10, 2020.

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

Management’s Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include revenue recognition, future cash flows, inventory reserves, warranty reserves, impairment of long-lived assets, allowance for doubtful accounts and health insurance reserves. Although these estimates are based upon management’s best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from these estimates.

NOTE 2 — REVENUES

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenues disaggregated by revenue source for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Heavy Fabrications	$38,368	$28,294
Gearing	6,227	10,027
Industrial Solutions	4,039	3,339
Consolidated	$48,634	$41,660

Revenue within the Company’s Gearing and Industrial Solutions segments, as well as industrial fabrication revenues within the Heavy Fabrications segment, are generally recognized at a point in time, typically when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. The Company measures revenue based on the consideration specified in the purchase order and revenue is recognized when the performance obligations are satisfied. If applicable, the transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation.

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

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019, as follows:

	Three Months Ended
	March 31,
	2020	2019
Basic earnings per share calculation:
Net income (loss)	$954	$(1,042)
Weighted average number of common shares outstanding	16,596,236	15,785,954
Basic net income (loss) per share	$0.06	$(0.07)
Diluted earnings per share calculation:
Net income (loss)	$954	$(1,042)
Weighted average number of common shares outstanding	16,596,236	15,785,954
Common stock equivalents:
Non-vested stock awards (1)	137,038	—
Weighted average number of common shares outstanding	16,733,274	15,785,954
Diluted net income (loss) per share	$0.06	$(0.07)

(1)

Stock options and restricted stock units granted and outstanding of 683,019 as of March 31, 2019 are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company’s net loss for three months ended March 31, 2019.

NOTE 4 — INVENTORIES

The components of inventories as of March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31,	December 31,
	2020	2019
Raw materials	$24,325	$22,759
Work-in-process	11,496	8,366
Finished goods	6,926	2,915
	42,747	34,040
Less: Reserve for excess and obsolete inventory	(1,993)	(2,177)
Net inventories	$40,754	$31,863

NOTE 5 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf Company, LLC. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 3 to 8 years.

As of March 31, 2020 and December 31, 2019, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	March 31, 2020					December 31, 2019
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Noncompete agreements	$170	$(90)	$—	$80	2.8	$170	$(83)	$—	$87	3.1
Customer relationships	15,979	(6,750)	(7,592)	1,637	5.6	15,979	(6,674)	(7,592)	1,713	5.8
Trade names	9,099	(6,080)	—	3,019	7.5	9,099	(5,980)	—	3,119	7.8
Intangible assets	$25,248	$(12,920)	$(7,592)	$4,736	6.3	$25,248	$(12,737)	$(7,592)	$4,919	6.5

As of March 31, 2020, estimated future amortization expense is as follows:

2020	$550
2021	733
2022	725
2023	664
2024	661
2025 and thereafter	1,403
Total	$4,736

NOTE 6 — ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
Accrued payroll and benefits	$3,256	$3,870
Fair value of interest rate swap	216	78
Accrued property taxes	158	—
Income taxes payable	69	61
Accrued professional fees	91	136
Accrued warranty liability	118	163
Self-insured workers compensation reserve	112	115
Accrued other	372	488
Total accrued liabilities	$4,392	$4,911

NOTE 7 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
Line of credit	$14,000	$11,517
Other notes payable	2,363	1,563
Long-term debt	342	342
Less: Current portion	(16,350)	(12,917)
Long-term debt, net of current maturities	$355	$505

Credit Facility

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

The Amended and Restated Loan Agreement contains customary representations and warranties applicable to the Company and the subsidiaries.  It also contains a requirement that the Company, on a consolidated basis, maintain a minimum quarterly fixed charge coverage ratio along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications. The Company was in compliance with all financial covenants as of March 31, 2020.

In conjunction with the Amended and Restated Loan Agreement, in June 2019, the Company entered into a floating to fixed interest rate swap with CIBC. The swap agreement has a notional amount of $6,000 and a schedule matching that of the underlying loan that synthetically fixes the interest rate on LIBOR borrowings for the entire term of the Credit Facility at 2.13%, before considering the Company’s risk premium. The interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, which may subject the Company’s results of operations to non-cash volatility. The interest rate swap liability is included in the “Accrued liabilities” line item of the Company’s condensed consolidated financial statements as of March 31, 2020 and December 31, 2019.

As of March 31, 2020, there was $14,000 of outstanding indebtedness under the Credit Facility, with the ability to borrow an additional $16,283, under the Credit Facility.

Other

In 2016, the Company entered into a $570 loan agreement with the Development Corporation of Abilene which is included in the “Long-term debt, less current maturities” line item of our condensed consolidated financial statements as of March 31, 2020 and December 31, 2019. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During each of the years 2019 and 2018,  $114 of the loan was forgiven. As of March 31, 2020, the loan balance was  $342.  In addition, the Company has outstanding notes payable for capital expenditures in the amount of $2,363 and $1,563 as of March 31, 2020 and December 31, 2019, respectively, with $2,350 and $1,400 included in the “Line of credit and other notes payable” line item of the Company’s condensed consolidated financial statements as of March 31, 2020 and December 31, 2019, respectively. The notes payable have monthly payments that range from $1 to $36 and an interest rate of approximately 5%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from April 2020 to August 2022.

In April 2020, the Company received loans totaling $9,530 as part of the 2020 Coronavirus Aid, Relief and Economic Stability Act. Please refer to Note 16, “Subsequent Events” of these condensed consolidated financial statements for additional details.

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

 The Company has elected to apply the short-term lease exception to all leases of one year or less. During the three months ended March 31, 2020, the Company had an additional operating lease that resulted in right-of-use assets obtained in exchange for lease obligations of $4,380.

 Some of the Company’s facility leases include options to renew. The exercise of the renewal options is typically at the Company’s discretion. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them.

Quantitative information regarding the Company’s leases is as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$ 129	$ 136
Interest on finance lease liabilities	26	29
Total finance lease costs	155	165
Operating lease cost components:
Operating lease cost	765	786
Short-term lease cost	132	146
Variable lease cost (1)	195	178
Sublease income	(45)	(44)
Total operating lease costs	1,047	1,066

Total lease cost	$ 1,202	$ 1,231

Supplemental cash flow information related to our operating leases is as follows for the three months ended March 31, 2020 and 2019:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases
Operating cash outflow from operating leases	$ 888	$ 875

Weighted-average remaining lease term-finance leases at end of period (in years)	1.2	1.6
Weighted-average remaining lease term-operating leases at end of period (in years)	10.5	10.9
Weighted-average discount rate-finance leases at end of period	9.2%	8.4%
Weighted-average discount rate-operating leases at end of period	8.8%	9.0%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of March 31, 2020, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2020	$409	$2,628	$3,037
2021	527	3,387	3,914
2022	202	2,902	3,104
2023	34	2,884	2,918
2024	—	2,906	2,906
2025 and thereafter	—	20,119	20,119
Total lease payments	1,172	34,826	35,998
Less—portion representing interest	(116)	(12,923)	(13,039)
Present value of lease obligations	1,056	21,903	22,959
Less—current portion of lease obligations	(462)	(1,579)	(2,041)
Long-term portion of lease obligations	$594	$20,324	$20,918

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

The following tables represent the fair values of the Company’s financial liabilities as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$216	$—	$216
Total liabilities at fair value	$—	$216	$—	$216

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$78	$—	$78
Total liabilities at fair value	$—	$78	$—	$78

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of March 31, 2020, the Company has a full valuation allowance recorded against deferred tax assets. During the three months ended March 31, 2020, the Company recorded a provision for income taxes of $52, compared to a provision for income taxes of $11 during the three months ended March 31, 2019.

The Company files income tax returns in U.S. federal and state jurisdictions. As of March 31, 2020, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2019, the Company had federal and unapportioned state net operating loss (“NOL”)

carryforwards of $258,834 of which $227,781 will generally begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

Since the Company has no unrecognized tax benefits, they will not have an impact on the condensed consolidated financial statements as a result of the expiration of the applicable statues of limitations within the next twelve months. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), generally imposes an annual limitation on the amount of NOL carryforwards and associated built-in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company’s ability to utilize NOL carryforwards and built-in losses may be limited, under IRC Section 382 or otherwise, by the Company’s issuance of common stock or by other changes in stock ownership. Upon completion of the Company’s analysis of IRC Section 382 in 2010, the Company determined that aggregate changes in stock ownership have triggered an annual limitation on NOL carryforwards and built-in losses available for utilization, thereby currently limiting annual NOL usage to $14,284 per year. Further limitations may occur, depending on additional future changes in stock ownership. To the extent the Company’s use of NOL carryforwards and associated built-in losses is significantly limited in the future, the Company’s income could be subject to U.S. corporate income tax earlier than it would be if the Company were able to use NOL carryforwards and built-in losses without such limitation, which could result in lower profits and the loss of benefits from these attributes.

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

As of March 31, 2020, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of March 31, 2020.

NOTE 11 — SHARE-BASED COMPENSATION

The following table summarizes stock option activity during the three months ended March 31, 2020:

		Weighted Average
	Options	Exercise Price
Outstanding as of December 31, 2019	54,362	$11.16
Forfeited	—	$—
Outstanding as of March 31, 2020	54,362	$11.16
Exercisable as of March 31, 2020	54,362	$11.16

The following table summarizes the Company’s restricted stock unit and performance award activity during the three months ended March 31, 2020:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2019	1,356,915	$2.39
Granted	—	$—
Vested	(121,132)	$3.41
Forfeited	(89,464)	$5.43
Unvested as of March 31, 2020	1,146,319	$2.05

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, as follows:

	Three Months Ended March 31,
	2020	2019
Share-based compensation expense:
Cost of sales	$22	$30
Selling, general and administrative	286	225
Net effect of share-based compensation expense on net income	$308	$255
Reduction in earnings per share:
Basic earnings per share	$0.02	$0.02
Diluted earnings per share	$0.02	$0.02

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

The Company’s segments and their product and service offerings are summarized below:

Heavy Fabrications

The Company provides large, complex and precision fabrications to customers in a broad range of industrial markets.  The Company’s most significant presence is within the U.S. wind energy industry, although it has diversified into other industrial markets in order to improve capacity utilization, reduce customer concentrations, and reduce exposure to uncertainty related to governmental policies currently impacting the U.S. wind energy industry. Within the U.S. wind energy industry, the

Company provides steel towers and adapters primarily to wind turbine manufacturers.  Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 550 towers  (1,650 tower sections), sufficient to support turbines generating more than 1,100 megawatts of power. The Company has expanded production capabilities and leveraged manufacturing competencies, including welding, lifting capacity and stringent quality practices, into aftermarket and original equipment manufacturer (“OEM”) components utilized in surface and underground mining, construction, material handling, oil and gas (“O&G”) and other infrastructure markets.

Gearing

The Company provides gearing and gearboxes to a broad set of customers in diverse markets including; onshore and offshore O&G fracking and drilling, surface and underground mining, defense, wind energy, steel, material handling and other infrastructure markets.  The Company has manufactured loose gearing, gearboxes and systems, and provided heat treatment services for aftermarket and OEM applications for nearly a century.  The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment in Neville Island, Pennsylvania.

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Basis of Presentation” of these condensed consolidated financial statements. Summary financial information by reportable segment for the three months ended March 31, 2020 and 2019 is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2020
Revenues from external customers	$38,368	6,227	4,039	—	—	$48,634
Operating profit (loss)	3,541	(261)	192	(1,792)	—	1,680
Depreciation and amortization	963	512	104	33	—	1,612
Capital expenditures	381	168	120	1	—	670

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2019
Revenues from external customers	$28,294	10,027	3,339	—	—	$41,660
Operating (loss) profit	(222)	1,387	(285)	(1,374)	—	(494)
Depreciation and amortization	1,095	482	122	62	—	1,761
Capital expenditures	201	367	—	9	—	577

	Total Assets as of
	March 31,	December 31,
Segments:	2020	2019
Heavy Fabrications	$52,904	$41,432
Gearing	46,802	47,022
Industrial Solutions	9,107	8,893
Corporate	239,429	239,629
Eliminations	(213,944)	(214,110)
	$134,298	$122,866

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

Warranty Liability

The Company warrants its products for terms that range from one to five years. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of March 31, 2020 and 2019, estimated product warranty liability was $118 and $218, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$163	$226
Reduction of warranty reserve	(25)	(19)
Other adjustments	(20)	11
Balance, end of period	$118	$218

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the three months ended March 31, 2020 and 2019 consisted of the following:

	For the Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$127	$190
Bad debt expense	55	—
Write-offs	(19)	—
Other adjustments	(7)	(14)
Balance at end of period	$156	$176

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of March 31, 2020 or December 31, 2019.

NOTE 16 — SUBSEQUENT EVENTS

COVID-19

In March 2020, the World Health Organization characterized the novel coronavirus disease (“COVID-19”) a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy.  The Company’s operations and those of its suppliers and customers, and the supply chains that support the Company’s and its suppliers’ and customers’ operations have been and continue to be affected by COVID-19.  In response to the virus, the Company is following the guidance provided by the U.S. Centers for Disease Control and Prevention to protect the continued safety and welfare of our employees, business partners and their respective communities.  In addition, the Company has taken various precautionary actions including, but not limited to, analyzing its supply chain to determine its exposure and identify alternative sourcing, reducing board of director and executive compensation, delaying applicable merit increases and other discretionary spending, restricting employee travel, encouraging employees that have the ability to work from home to do so, implementing social distancing best practices and preparing various contingency plans in the event the Company faces any material adverse impacts from COVID-19.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States in response to COVID-19. The Paycheck Protection Program (“PPP”) was formed as part of the CARES Act and is administered by the U.S. Small Business Administration (the “SBA”). The PPP allows certain companies to apply for aid through forgivable loans (“PPP Loans”). Under the terms of the PPP, certain amounts of the PPP Loans may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company applied for these loans through CIBC Bank and received total proceeds of $9,530. The Company intends to use proceeds from the PPP Loans primarily for payroll costs, in accordance with terms and conditions applicable to loans administered by the SBA. The PPP Loans have a 1.00% interest rate and are scheduled to mature starting on April 5, 2022.

For more information, refer to the Company’s supplemental risk factor included in the Company’s Current Report on Form 8-K filed April 17, 2020.

Name Change

In connection with the Company’s rebranding efforts previously announced, following the approval of the Company’s stockholders at the Company’s 2020 Annual Meeting of Stockholders on May 1, 2020, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of Delaware, changing the name of the Company from “Broadwind Energy, Inc.” to “Broadwind, Inc.” effective on May 4, 2020. In connection with the Company’s name change, the board of directors of the Company amended the Company’s Second Amended and Restated Bylaws to reflect the Company’s new corporate name.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1, “Financial Statements,” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 2. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties including those arising as a result of COVID-19. As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” refer to Broadwind, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its subsidiaries.

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

Key Financial Measures

	Three Months Ended
	March 31,
	2020	2019
Net revenues	$48,634	$41,660
Net income (loss)	$954	$(1,042)
Adjusted EBITDA (1)	$3,605	$1,715
Capital expenditures	$670	$577
Free cash flow (2)	$(329)	$(11,468)
Operating working capital (3)	$8,844	$17,607
Total debt	$16,705	$24,384
Total orders	$33,809	$24,006
Backlog at end of period	$127,401	$81,126
Book-to-bill (4)	0.7	0.6

(1)We provide non-GAAP adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, share based compensation and other stock payments, restructuring costs, impairment charges, and other non-cash gains and losses) as supplemental information regarding our business performance. Our management uses adjusted EBITDA when they internally evaluate the performance of our business, review financial trends and make operating and strategic decisions. We believe that this non-GAAP financial measure is useful to investors because it provides a better understanding of our past financial performance and future results, and it allows investors to evaluate our performance using the same methodology and information as used by our management. Our definition of adjusted EBITDA may be different from similar non-GAAP financial measures used by other companies and/or analysts.

(2)We define free cash flow as adjusted EBITDA plus or minus changes in operating working capital less capital expenditures net of any proceeds from disposals of property and equipment. We believe free cash flow is a useful measure for investors because it portrays our ability to generate cash from our business for purposes such as repaying maturing debt and funding future investments.

(3)We define operating working capital as accounts receivable and inventory net of accounts payable and customer deposits.

(4)We define the book-to-bill as the ratio of new orders we received to units shipped and billed during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$954	$(1,042)
Interest expense	673	536
Income tax provision (benefit)	52	11
Depreciation and amortization	1,612	1,761
Share-based compensation and other stock payments	314	437
Restructuring costs	—	12
Adjusted EBITDA	3,605	1,715
Changes in operating working capital	(3,264)	(12,607)
Capital expenditures	(670)	(577)
Proceeds from disposal of property and equipment	—	1
Free Cash Flow	$(329)	$(11,468)

OUR BUSINESS

First  Quarter Overview

We booked $33,809 in new orders in the first quarter of 2020,  up from $24,006 in the first quarter of 2019 driven primarily by a  $5,286 increase in aftermarket wind Gearing and other industrial Gearing orders and a $3,004 rise in Heavy Fabrication orders, predominately driven by an increase in mining and other industrial customers, a result of our ongoing diversification efforts.  Our Industrial Solutions segment realized a $1,513 increase in orders for new gas turbine content, partially offset by a decrease in aftermarket demand.

We recognized revenue of $48,634 in the first quarter of 2020,  up 17%  compared to the first quarter of 2019,  primarily due to sales growth in the Heavy Fabrications segment as tower sections sold surged 66%  compared to the prior year quarter driven primarily by customer demand to support the expected increase of wind turbine tower installations. This growth was partially offset by a lower average sales price on towers sold due to higher levels of customer supplied materials in the current year.  Industrial Solutions revenue was up $700, or 21% primarily due to higher near-term demand for new gas turbine content, partially offset by weaker aftermarket demand.  Gearing revenue was down $3,800 driven primarily by lower order intake in the second half of 2019 and as customers delayed approximately $1,000 of purchases into future periods.

We reported net income of $954 or $0.06 per share in the first quarter of 2020,  compared to a net loss of $1,042 or $0.07 per share in the first quarter of 2019 primarily due to higher capacity utilization in towers and overall improved operating efficiencies, partially offset by decreased profitability in our gearing segment due to decreased sales,  a lower margin sales mix and manufacturing inefficiencies associated with lower activity levels.

In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. Although our financial results were not materially impacted in the quarter ending March 31, 2020, our operations and those of our suppliers and customers, and the supply chains that support our and their operations have been and continue to be affected by COVID-19.  Order activity levels for Gearing, Industrial Solutions and industrial fabrications have declined since the COVID-19 outbreak.  Additionally, customers have delayed scheduled purchases in our Gearing segment.  For more information, refer to Note 16, “Subsequent Events” in the notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and our supplemental risk factor included in our Current Report on Form 8-K filed April 17, 2020.

RESULTS OF OPERATIONS

Three months ended March 31, 2020, Compared to Three months ended March 31, 2019

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

	Three Months Ended March 31,				2020 vs. 2019
		% of Total		% of Total
	2020	Revenue	2019	Revenue	$ Change	% Change
Revenues	$48,634	100.0%	$41,660	100.0%	$6,974	16.7%
Cost of sales	42,462	87.3%	38,111	91.5%	4,351	11.4%
Restructuring	—	—%	12	0.0%	(12)	(100.0)%
Gross profit	6,172	12.7%	3,537	8.5%	2,635	74.5%
Operating expenses
Selling, general and administrative expenses	4,309	8.9%	3,828	9.2%	481	12.6%
Intangible amortization	183	0.4%	203	0.5%	(20)	(9.9)%
Total operating expenses	4,492	9.2%	4,031	9.7%	461	11.4%
Operating income (loss)	1,680	3.5%	(494)	(1.2)%	2,174	440.1%
Other expense, net
Interest expense, net	(673)	(1.4)%	(536)	(1.3)%	(137)	(25.6)%
Other, net	(1)	(0.0)%	(1)	(0.0)%	—	—%
Total other expense, net	(674)	(1.4)%	(537)	(1.3)%	(137)	(25.5)%
Net income (loss) before provision for income taxes	1,006	2.1%	(1,031)	(2.5)%	2,037	197.6%
Provision for income taxes	52	0.1%	11	0.0%	41	372.7%
Net income (loss)	$954	2.0%	$(1,042)	(2.5)%	$1,996	191.6%

Consolidated

Revenues increased by $6,974,  primarily due to higher production levels in the Heavy Fabrications segment as towers sections sold increased 66% from the first quarter of 2019, partially offset by a lower average sales price on towers sold primarily due to higher levels of customer supplied materials in the current year. Industrial Solutions revenue was up $700 from the first quarter of 2019, primarily due to increased shipments of new gas turbine content. Partially offsetting these improvements was a decrease in Gearing segment revenue of $3,800 due primarily to weak order intake in the second half of

2019 primarily within O&G and other industrial markets. In addition, due to declining oil prices and general market uncertainty, customers delayed approximately $1,000 of purchases into future periods.

Gross profit increased by $2,635 due primarily to higher capacity utilization in towers and overall improved operating efficiencies.  This benefit was partially offset by lower gearing sales across all core industries, a lower margin sales mix and manufacturing inefficiencies associated with lower activity levels. As a result, gross margin increased to 12.7% during the three months ended March 31, 2020, from 8.5% during the three months ended March 31, 2019.

Due to higher revenue levels, operating expenses as a percentage of sales improved to 9.2% in the current-year quarter from 9.7% in the prior year quarter.

Net income increased to $954 during the three months ended March 31, 2020 from a net loss of $1,042 during the three months ended March 31, 2019 due to the factors described above.

Heavy Fabrications Segment

	Three Months Ended
	March 31,
	2020	2019
Orders	$15,514	$12,510
Tower sections sold	312	188
Revenues	38,368	28,294
Operating income (loss)	3,541	(222)
Operating margin	9.2%	(0.8)%

 The increase in Heavy Fabrications segment orders was primarily due to increased demand for other industrial fabrications of $4,935, primarily from mining and other industrial customers resulting from ongoing diversification efforts. Partially offsetting this increase was a reduction in tower orders, primarily due to timing of customer purchases.  Segment revenues increased by $10,074 due to a 66% increase in tower sections sold compared to the prior year quarter and the benefit of improved customer diversification. This was partially offset by a lower average sales price on towers sold primarily due to increased customer supplied materials in the current year.

Heavy Fabrications segment operating results improved by $3,763 compared to the prior year. The quarter-over-quarter improvement reflected the higher capacity utilization associated with tower production and overall improved operating efficiencies. Operating margin was 9.2% during the three months ended March 31, 2020, an increase from (0.8%) during the three months ended March 31, 2019.

Gearing Segment

	Three Months Ended
	March 31,
	2020	2019
Orders	$12,421	$7,135
Revenues	6,227	10,027
Operating (loss) income	(261)	1,387
Operating margin	(4.2)%	13.8%

 Gearing segment orders increased 74% compared to the prior year period primarily due to an increase in aftermarket wind gearing orders, which can fluctuate based on customer order patterns. Gearing segment orders also benefitted from an increase in other industrial customer demand. Revenue decreased 38% from the prior year quarter due primarily to lower order intake in the second half of 2019 within O&G and other industrial markets. In addition, due to declining oil prices and general market uncertainty, customers delayed approximately $1,000 of purchases into future periods.

Gearing segment operating results decreased $1,648 from the prior year period.  The decrease was primarily attributable to a decrease in sales across all core markets,  a lower margin sales mix and manufacturing inefficiencies associated with lower activity levels. Operating margin was (4.2%) during the three months ended March 31, 2020, down from 13.8%  during the three months ended March 31, 2019.

 Industrial Solutions Segment

	Three Months Ended
	March 31,
	2020	2019
Orders	$5,874	$4,361
Revenues	4,039	3,339
Operating income (loss)	192	(285)
Operating margin	4.8%	(8.5)%

Industrial Solutions segment orders and revenues increased from the prior year period primarily due to stronger near-term demand for new gas turbine content, partially offset by lower aftermarket demand.  The revenue increase was a result of recent strong order activity levels associated with an increase in global new gas turbine activity levels. The operating income improvement was a result of the revenue growth and general operating efficiencies. The operating margin improved to 4.8% during the three months ended March 31, 2020 from (8.5%) during the three months ended March 31, 2019.

Corporate and Other

Corporate and Other expenses increased by $418 during the three months ended March 31, 2020 primarily due to increased salary and benefit related expenses in the current year quarter.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2020, cash and cash equivalents totaled $2,743 an increase of $327 from December 31, 2019. Cash balances remain minimal as operating receipts and disbursements flow through our Credit Facility, which is in a drawn position. Debt and finance lease obligations at March 31, 2020 totaled $17,761. As of March 31, 2020, we had the ability to borrow up to an additional $16,283 under the Credit Facility (as defined in Note 7, “Debt and Credit Agreements,” in the notes to our condensed consolidated financial statements). On July 31, 2018, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC (the “Agent”). Pursuant to the terms of the ATM Agreement, we may sell from time to time through the Agent shares of the Company's common stock, par value $0.001 per share with an aggregate sales price of up to $10,000. The Company will pay a commission to the Agent of 3% of the gross proceeds of the sale of the shares sold under the ATM Agreement and reimburse the Agent for the expenses of their counsel. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances, the Credit Facility, additional equipment financing, and access to the public or private debt equity markets, including the option to raise capital from the sale of our securities under the Form S-3. However, we do not anticipate that we will have the ability to generate a significant amount of capital from equity markets in the near-term as a result of the low trading volume of our common stock on the NASDAQ exchange and limitations on the aggregate amount of securities that we may offer under the Form S-3 due to our public float size. The Form S-3 will expire on October 10, 2020.

We anticipate that current cash resources, amounts available under the Credit Facility, the loans received under the U.S. Payroll Protection Program, cash to be generated from operations, and any potential proceeds from the sale of our securities under the Form S-3 will be adequate to meet our liquidity needs for at least the next twelve months. If assumptions regarding our production, sales and subsequent collections from certain of our large customers, as well as customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, we may encounter cash flow and liquidity issues. Additionally new or existing customers may request acceleration of production or we may accept new orders or modify existing orders to purchase steel opportunistically or to build products without deposits, which will reduce our liquidity.  Further in advance of anticipated cash needs, we may also issue debt or sell equity or equity linked securities.

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

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Total cash provided by (used in):
Operating activities	$(1,025)	$(11,349)
Investing activities	(670)	(576)
Financing activities	2,022	10,785
Net increase (decrease) in cash	$327	$(1,140)

Operating Cash Flows

During the three months ended March 31, 2020, net cash used in operating activities totaled $1,025, compared to net cash used in operating activities of $11,349 for the three months ended March 31,  2019.  This decrease in net cash used was primarily due to improved operating performance, a lower working capital build in the current year period, largely as a result of the timing of new orders that included deposit provisions.

Investing Cash Flows

During the three months ended March 31, 2020, net cash used in investing activities totaled $670, compared to net cash used in investing activities of $576 during the three months ended March 31,  2019.  The increase in net cash used in investing activities as compared to the prior-year period was due to an increase in net purchases of property and equipment.

Financing Cash Flows

During the three months ended March 31, 2020, net cash provided by financing activities totaled $2,022, compared to net cash provided by financing activities of $10,785 for the three months ended March 31, 2019.  The decrease versus the prior-year period was primarily due to lower usage of our Credit Facility in the current year.

Other

In 2016, we entered into a $570 loan agreement with the Development Corporation of Abilene which is included in the “Long-term debt, less current maturities” line item of our condensed consolidated financial statements as of March 31, 2020 and December 31, 2019.  The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During each of the years 2019 and 2018, $114 of the loan was forgiven. As of March 31, 2020, the loan balance was $342.  In addition, we have outstanding notes payable for capital expenditures in the amount of $2,363 and $1,563 as of March 31, 2020 and December 31, 2019, respectively, with $2,350 and $1,400 included in the “Line of Credit and other notes payable” line item of our condensed consolidated financial statements as of March 31, 2020 and December 31, 2019, respectively. The notes payable have monthly payments that range from $1 to $36 and an interest rate of approximately 5%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from April 2020 to August 2022.

In April 2020, we received loans totaling $9,530 as part of the 2020 Coronavirus Aid, Relief and Economic Stability Act.  Please refer to Note 16, “Subsequent Events” in the notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Part I, Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following, many of which are, and will be, amplified by the COVID-19 pandemic: (i) the impact of global health concerns, including the impact of the current COVID-19 pandemic on the economies and financial markets and the demand for our products; (ii) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards as well as new or continuing tariffs on steel or other products imported into the United States; (iii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iv) the economic and operational stability of our significant customers and suppliers, including their respective supply chains, and the ability to source alternative suppliers as necessary, in light of the COVID-19 pandemic; (v) our ability to continue to grow our business organically and through acquisitions, and the impairment thereto by the impact of the COVID-19 pandemic; (vi) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (vii) information technology failures, network disruptions, cybersecurity attacks or breaches in data security, including with respect to any remote work arrangements implemented in response to the COVID-19 pandemic; (viii) the sufficiency of our liquidity and alternate sources of funding, if necessary; (ix) our ability to realize revenue from customer orders and backlog; (x) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (xi) the economy, including its stability in light of the COVID-19 pandemic, and the potential impact it may have on our business, including our customers; (xii) the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (xiii) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xiv) competition from new or existing industry participants including, in particular, increased competition from foreign tower manufacturers; (xv) the effects of the change of administrations in the U.S. federal government; (xvi) our ability to successfully integrate and operate acquired companies and to identify, negotiate and execute future acquisitions; (xvii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; (xviii) our ability to utilize various relief options enabled by the Coronavirus Aid, Relief and Economic Security Act; (xix) the limited trading market for our securities and the volatility of market price for our securities; and (xx) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements including, but not limited to, those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by our Current Report on Form 8-K filed April 17, 2020 . We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K under the Securities Act and as such are not required to provide information under this Item pursuant to Item 305(e) of Regulation S-K.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is incorporated herein by reference to Note 12, “Legal Proceedings” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 except as supplemented by the risk factor set forth on our Current Report on Form 8-K filed April 17, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

Not Applicable.

Item 6.Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2008
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed August 23, 2012)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed May 6, 2020)
3.4	Third Amended and Restated Bylaws of the Company, adopted as of May 4, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8‑K filed May 6, 2020)
10.1	Note dated April 5, 2020 by and between Brad Foote Gear Works, Inc. and CIBC Bank USA*
10.2	Note dated April 5, 2020 by and between Broadwind Heavy Fabricators, Inc. and CIBC Bank USA*
10.3	Note dated April 5, 2020 by and between Broadwind Industrial Services, Inc. and CIBC Bank USA*
10.4	Note dated April 8, 2020 by and between Broadwind Energy, Inc. n/k/a Broadwind, Inc. and CIBC Bank USA*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer*
101

The following financial information from this Form 10-Q of Broadwind, Inc. for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

________________________

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND, INC.

May 8, 2020	By:	/s/ Eric B. Blashford
Eric B. Blashford
President, Chief Executive Officer
(Principal Executive Officer)
May 8, 2020	By:	/s/ Jason L. Bonfigt
Jason L. Bonfigt
Vice President, Chief Financial Officer (Principal Financial Officer)