Form 10-Q
period 2020-06-30
BROADWIND, INC.
filed 2020-08-05
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit such files).  Yes  ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ⌧ Emerging growth company ◻	Smaller reporting company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period to comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ◻  No  ⌧

Number of shares of registrant’s common stock, par value $0.001, outstanding as of July 31, 2020: 16,839,679.

BROADWIND, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash	$2,119	$2,416
Accounts receivable, net	26,119	18,310
Inventories, net	37,611	31,863
Prepaid expenses and other current assets	1,739	2,124
Total current assets	67,588	54,713
LONG-TERM ASSETS:
Property and equipment, net	46,382	46,940
Operating lease right-of-use assets	19,490	15,980
Intangible assets, net	4,553	4,919
Other assets	439	314
TOTAL ASSETS	$138,452	$122,866
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and other notes payable	$13,046	$12,917
Current portion of finance lease obligations	1,032	546
Current portion of operating lease obligations	1,582	1,326
Accounts payable	21,901	21,876
Accrued liabilities	5,096	4,911
Customer deposits	21,716	22,717
Total current liabilities	64,373	64,293
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	9,500	505
Long-term finance lease obligations, net of current portion	1,769	673
Long-term operating lease obligations, net of current portion	19,931	16,591
Other	80	44
Total long-term liabilities	31,280	17,813
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 17,113,616 and 16,830,930 shares issued as of June 30, 2020, and December 31, 2019, respectively	17	17
Treasury stock, at cost, 273,937 shares as of June 30, 2020 and December 31, 2019	(1,842)	(1,842)
Additional paid-in capital	383,917	383,361
Accumulated deficit	(339,293)	(340,776)
Total stockholders’ equity	42,799	40,760
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,452	$122,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$54,926	$41,169	$103,560	$82,829
Cost of sales	49,509	37,277	91,971	75,388
Restructuring	—	—	—	12
Gross profit	5,417	3,892	11,589	7,429
OPERATING EXPENSES:
Selling, general and administrative	4,198	3,895	8,507	7,723
Intangible amortization	184	203	367	406
Total operating expenses	4,382	4,098	8,874	8,129
Operating income (loss)	1,035	(206)	2,715	(700)
OTHER EXPENSE, net:
Interest expense, net	(474)	(773)	(1,147)	(1,309)
Other, net	(1)	(16)	(3)	(17)
Total other expense, net	(475)	(789)	(1,150)	(1,326)
Net income (loss) before provision for income taxes	560	(995)	1,565	(2,026)
Provision for income taxes	31	23	83	34
NET INCOME (LOSS)	$529	$(1,018)	$1,482	$(2,060)
NET INCOME (LOSS) PER COMMON SHARE—BASIC:
Net income (loss)	$0.03	$(0.06)	$0.09	$(0.13)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	16,761	16,046	16,678	15,917
NET INCOME (LOSS) PER COMMON SHARE—DILUTED:
Net income (loss)	$0.03	$(0.06)	$0.09	$(0.13)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	17,125	16,046	16,934	15,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2018	15,982,622	$16	(273,937)	$(1,842)	$381,441	$(336,253)	$43,362
Stock issued for restricted stock	141,384	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	135,636	—	—	—	187	—	187
Share-based compensation	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	(1,042)	(1,042)
BALANCE, March 31, 2019	16,259,642	$16	(273,937)	$(1,842)	$381,883	$(337,295)	$42,762
Stock issued for restricted stock	53,740	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	123,727	—	—	—	205	—	205
Share-based compensation	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	(1,018)	(1,018)
BALANCE, June 30, 2019	16,437,109	$16	(273,937)	$(1,842)	$382,343	$(338,313)	$42,204

BALANCE, December 31, 2019	16,830,930	$17	(273,937)	$(1,842)	$383,361	$(340,776)	$40,760
Stock issued for restricted stock	83,050	—	—	—	—	—	—
Share-based compensation	—	—	—	—	308	—	308
Net income	—	—	—	—	—	954	954
BALANCE, March 31, 2020	16,913,980	$17	(273,937)	$(1,842)	$383,669	$(339,822)	$42,022
Stock issued for restricted stock	199,636	—	—	—	—	—	—
Share-based compensation	—	—	—	—	248	—	248
Net income	—	—	—	—	—	529	529
BALANCE, June 30, 2020	17,113,616	$17	(273,937)	$(1,842)	$383,917	$(339,293)	$42,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,482	$(2,060)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	3,194	3,390
Deferred income taxes	21	(5)
Change in fair value of interest rate swap agreements	157	26
Stock-based compensation	556	510
Allowance for doubtful accounts	34	(12)
Common stock issued under defined contribution 401(k) plan	—	392
Gain on disposal of assets	—	(1)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(7,843)	(2,806)
Inventories	(5,748)	(13,088)
Prepaid expenses and other current assets	385	16
Accounts payable	520	3,306
Accrued liabilities	28	540
Customer deposits	(1,001)	(4,946)
Other non-current assets and liabilities	(23)	127
Net cash used in operating activities	(8,238)	(14,611)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(929)	(1,183)
Proceeds from disposals of property and equipment	—	1
Net cash used in investing activities	(929)	(1,182)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	93,358	91,007
Payments on line of credit	(92,768)	(75,370)
Proceeds from long-term debt	9,530	—
Payments on long-term debt	(822)	(462)
Principal payments on finance leases	(428)	(485)
Net cash provided by financing activities	8,870	14,690
NET DECREASE IN CASH	(297)	(1,103)
CASH beginning of the period	2,416	1,177
CASH end of the period	$2,119	$74

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

Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2020, or any other interim period, which may differ materially due to, among other things, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the risk factor set forth on our Current Report on Form 8-K filed April 17, 2020 and the risk factors set forth in Part II, Item 1A, “Risk Factors,” of this Quarterly Report, particularly in light of the novel coronavirus (COVID-19) pandemic and its effects on domestic and global economies. To limit the spread of COVID-19, governments have imposed, and may continue to impose, among other things, travel and business operation restrictions and stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. These disruptions and restrictions have, and may continue in the future to, adversely affect our operating results due to, among other things, reduced demand as a result of our customers having to adjust, reduce or suspend operating activities. For more information, refer to the statements included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report under the caption “COVID-19 Pandemic.”

The December 31, 2019 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2020 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Company Description

Through its subsidiaries, the Company is a precision manufacturer of structures, equipment and components for clean technology and other specialized applications. The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s capabilities include, but are not limited to the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, heat treatment, assembly, engineering and packaging solutions. The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 72% of the Company’s revenue during the first six months of 2020.

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

Total debt and finance lease obligations at June 30, 2020 totaled $25,347, which includes current outstanding debt and finance leases totaling $14,078. The current outstanding debt includes $12,107 outstanding under the Company’s revolving line of credit.

On August 11, 2017, the Company filed a “shelf” registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 10, 2017 (the “Form S-3”). This shelf registration statement, which includes a base prospectus, allows the Company at any time to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in the prospectus supplement accompanying the base prospectus, the Company would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes. The Form S-3 will expire on October 10, 2020.

On July 31, 2018, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC (the “Agent”). Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through the Agent shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $10,000. The Company will pay a commission to the Agent of 3% of the gross proceeds of the sale of the shares sold under the ATM Agreement and reimburse the Agent for the expenses of their counsel. As of June 30, 2020, the Company’s common stock having a value of approximately $9,967 remained available for issuance with respect to the ATM Agreement. The Company has not used the ATM Agreement in 2019 or 2020.

In April 2020, the Company received $9,530 in funds under the U.S. Paycheck Protection Program (“PPP”) and made repayments of $379 on May 13, 2020. Refer to Note 7, “Debt and Credit Agreements,” of these condensed consolidated financial statements for more information.

The Company anticipates that current cash resources (which includes proceeds from the PPP Loans), amounts available under the Credit Facility, cash to be generated from operations and any potential proceeds from the sale of further Company securities under the Form S-3 will be adequate to meet the Company’s liquidity needs for at least the next twelve months.

If assumptions regarding the Company’s production, sales and subsequent collections from certain of the Company’s large customers, as well as customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, particularly in light of the COVID-19 pandemic and its effects on domestic and global economies, the Company may in the future encounter cash flow and liquidity issues. If the Company’s operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could lose access to the Credit Facility. This could limit the Company’s operational flexibility, require a delay in making planned investments and/or require the Company to seek additional equity or debt financing. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash available to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, or that credit facilities will be available in an amount sufficient to enable the Company to meet these financial obligations.

Management’s Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include revenue recognition, future cash flows, inventory reserves, warranty reserves, impairment of long-lived assets, allowance for doubtful accounts and health insurance reserves. Although these estimates are based upon management’s best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from these estimates, particularly in light of the COVID-19 pandemic.

NOTE 2 — REVENUES

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenues disaggregated by revenue source for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Heavy Fabrications	$43,614	$28,970	$81,983	$57,264
Gearing	6,922	9,266	13,149	19,293
Industrial Solutions	4,397	2,933	8,435	6,272

Eliminations	(7)	-	(7)	-
Consolidated	$54,926	$41,169	$103,560	$82,829

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

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic earnings per share calculation:
Net income (loss)	$529	$(1,018)	$1,482	$(2,060)
Weighted average number of common shares outstanding	16,760,702	16,045,790	16,678,469	15,916,590
Basic net income (loss) per share	$0.03	$(0.06)	$0.09	$(0.13)
Diluted earnings per share calculation:
Net income (loss)	$529	$(1,018)	$1,482	$(2,060)
Weighted average number of common shares outstanding	16,760,702	16,045,790	16,678,469	15,916,590
Common stock equivalents:
Non-vested stock awards (1)	363,917	—	255,336	—
Weighted average number of common shares outstanding	17,124,619	16,045,790	16,933,805	15,916,590
Diluted net income (loss) per share	$0.03	$(0.06)	$0.09	$(0.13)

(1)	Stock options and restricted stock units granted and outstanding of 1,489,660 as of June 30, 2019 are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company’s net loss for three and six months ended June 30, 2019.

NOTE 4 — INVENTORIES

The components of inventories as of June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30,	December 31,
	2020	2019
Raw materials	$24,001	$22,759
Work-in-process	9,956	8,366
Finished goods	5,666	2,915
	39,623	34,040
Less: Reserve for excess and obsolete inventory	(2,012)	(2,177)
Net inventories	$37,611	$31,863

NOTE 5 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf Company, LLC. Intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 3 to 7 years.

As of June 30, 2020 and December 31, 2019, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	June 30, 2020					December 31, 2019
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Noncompete agreements	$170	$(97)	$—	$73	2.6	$170	$(83)	$—	$87	3.1
Customer relationships	15,979	(6,826)	(7,592)	1,561	5.4	15,979	(6,674)	(7,592)	1,713	5.8
Trade names	9,099	(6,180)	—	2,919	7.3	9,099	(5,980)	—	3,119	7.8
Intangible assets	$25,248	$(13,103)	$(7,592)	$4,553	6.0	$25,248	$(12,737)	$(7,592)	$4,919	6.5

As of June 30, 2020, estimated future amortization expense is as follows:

2020	$367
2021	733
2022	725
2023	664
2024	661
2025 and thereafter	1,403
Total	$4,553

NOTE 6 — ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Accrued payroll and benefits	$3,563	$3,870
Fair value of interest rate swap	209	78
Accrued property taxes	348	—
Income taxes payable	101	61
Accrued professional fees	297	136
Accrued warranty liability	62	163
Self-insured workers compensation reserve	145	115
Accrued other	371	488
Total accrued liabilities	$5,096	$4,911

NOTE 7 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Line of credit	$12,107	$11,517
PPP Loans	9,151	—
Other notes payable	946	1,563
Long-term debt	342	342
Less: Current portion	(13,046)	(12,917)
Long-term debt, net of current maturities	$9,500	$505

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

The Credit Facility is an asset-based revolving credit facility, pursuant to which the Lenders advance funds against a borrowing base consisting of approximately (a) 85% of the face value of eligible receivables of the Company and its subsidiaries, plus (b) the lesser of (i) 50% of the lower of cost or market value of eligible inventory of the Company, (ii) 85% of the orderly liquidation value of eligible inventory and (iii) $12.5 million, plus (c) the lesser of (i) the sum of (A) 75% of the appraised net orderly liquidation value of the Company’s eligible machinery and equipment plus (B) 50% of the fair market value of the Company’s mortgaged property and (ii) $12 million. Subject to certain borrowing base conditions, the aggregate Credit Facility limit under the Amended and Restated Loan Agreement is $35 million with a sublimit for letters of credit of $10 million. Borrowings under the Credit Facility bear interest at a per annum rate equal to, at the option of the Company, the one, two or three-month LIBOR rate or the base rate, plus a margin. The applicable margin is 5.50% for LIBOR rate loans and 3.50% for base rates loans. Upon certain pay downs, a pricing grid based on the Company’s trailing twelve month fixed charge coverage ratio may become effective under which applicable margins would range from 2.25% to 2.75% for LIBOR rate loans and 0.00% to 0.75% for base rate loans. The Company must also pay an unused facility fee equal to 0.50% per annum on the unused portion of the Credit Facility along with other standard fees. The initial term of the Amended and Restated Loan Agreement ends on February 25, 2022. With the exception of the balance impacted by the interest rate swap (as defined below), the Company is allowed to prepay in whole or in part advances under the Credit Facility without penalty or premium other than customary “breakage” costs with respect to LIBOR loans.

The Amended and Restated Loan Agreement contains customary representations and warranties applicable to the Company and its subsidiaries. It also contains a requirement that the Company, on a consolidated basis, maintain a minimum quarterly fixed charge coverage ratio along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications. The Company was in compliance with all financial covenants as of June 30, 2020.

In June 2019, in conjunction with the Amended and Restated Loan Agreement, the Company entered into a floating to fixed interest rate swap with CIBC. The swap agreement has a notional amount of $6,000 and a schedule matching that of the underlying loan that synthetically fixes the interest rate on LIBOR borrowings for the entire term of the Credit Facility at 2.13%, before considering the Company’s risk premium. The interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, which may subject the Company’s results of operations to non-cash volatility. The interest rate swap liability is included in the “Accrued liabilities” line item of the Company’s condensed consolidated financial statements as of June 30, 2020 and December 31, 2019.

As of June 30, 2020, there was $12,107 of outstanding indebtedness under the Credit Facility, with the ability to borrow an additional $19,826, under the Credit Facility.

Other

In 2016, the Company entered into a $570 loan agreement with the Development Corporation of Abilene which is included in the “Long-term debt, less current maturities” line item of our condensed consolidated financial statements as of June 30, 2020 and December 31, 2019. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During each of the years 2019 and 2018, $114 of the loan was forgiven. As of June 30, 2020, the loan balance was $342. In addition, the Company has outstanding notes payable for capital expenditures in the amount of $946 and $1,563 as of June 30, 2020 and December 31, 2019, respectively, with $940 and $1,400 included in the “Line of credit and other notes payable” line item of the Company’s condensed consolidated financial statements as of June 30, 2020 and December 31, 2019, respectively. The notes payable have monthly payments that range from $1 to $36 and an interest rate of approximately 5%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from February 2021 to August 2022.

On April 15, 2020, the Company received funds under notes and related documents (“PPP Loans”) with CIBC Bank, USA under the Paycheck Protection Program (the “PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020 in response to the COVID-19 pandemic and is administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $9,530 from the PPP loans and made repayments of $379 on May 13, 2020. Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 enacted on June 5, 2020 (the “Flexibility Act”), the PPP Loans, and accrued interest and fees may be forgiven following a period of twenty-four weeks after PPP Loan proceeds are received (the “covered period”) if they are used for qualifying expenses as described in the CARES Act including payroll costs and benefits (which must equal or exceed 60% of the amount requested to be forgiven), rent, mortgage interest, and utilities, which are subject to certain reductions based on the number of full time equivalent employees and the level of compensation for employees during such covered period. The amount of loan forgiveness will be reduced if the borrower terminates employees or significantly reduces salaries during such period, subject to certain exceptions. Subject to the terms and conditions applicable to loans administered by the SBA under the PPP, as amended by the Flexibility Act, the unforgiven portion of a PPP Loan is payable over a two year period at an interest rate of 1.00%, with a deferral of payments of principal, interest and fees until the date on which the SBA remits the loan forgiveness amount to the lender (or notifies the lender that no loan forgiveness is allowed), provided that the borrower applies for forgiveness within 10 months after the last day of the covered period (and if not, payment of principal and interest shall commence 10 months after the last day of the covered period). The Company used at least 60% of the amount of the PPP Loans proceeds to pay for payroll costs and the balance on other eligible qualifying expenses that the Company believes to be consistent with the terms of the PPP and plans to submit its forgiveness applications to CIBC Bank, USA by September 2020. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the PPP Loans, the Company cannot provide assurance that it has not taken and will not take actions that could cause the Company to be ineligible for forgiveness of the PPP Loans, in whole or in part.

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

The Company has elected to apply the short-term lease exception to all leases of one year or less. During the six months ended June 30, 2020, the Company had an additional operating lease that resulted in right-of-use assets obtained in exchange for lease obligations of $4,380. Additionally, during the six months ended June 30, 2020, the Company had additional finance leases that resulted in property, plant, and equipment obtained in exchange for lease obligations of $1,918.

Some of the Company’s facility leases include options to renew. The exercise of the renewal options is typically at the Company’s discretion. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$ 156	$ 136	$ 285	$ 272
Interest on finance lease liabilities	48	25	74	54
Total finance lease costs	204	161	359	326
Operating lease cost components:
Operating lease cost	811	755	1,576	1,541
Short-term lease cost	155	158	287	304
Variable lease cost (1)	193	207	388	385
Sublease income	(45)	(44)	(90)	(88)
Total operating lease costs	1,114	1,076	2,161	2,142

Total lease cost	$ 1,318	$ 1,237	$ 2,520	$ 2,468

Supplemental cash flow information related to our operating leases is as follows for the six months ended June 30, 2020 and 2019:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases
Operating cash outflow from operating leases			$ 1,764	$ 1,750

Weighted-average remaining lease term-finance leases at end of period (in years)			1.8	1.4
Weighted-average remaining lease term-operating leases at end of period (in years)			10.4	10.8
Weighted-average discount rate-finance leases at end of period			9.0%	8.6%
Weighted-average discount rate-operating leases at end of period			8.8%	9.0%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of June 30, 2020, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2020	$619	$1,751	$2,370
2021	1,250	3,387	4,637
2022	926	2,902	3,828
2023	309	2,884	3,193
2024	31	2,906	2,937
2025 and thereafter	4	20,118	20,122
Total lease payments	3,139	33,948	37,087
Less—portion representing interest	(338)	(12,435)	(12,773)
Present value of lease obligations	2,801	21,513	24,314
Less—current portion of lease obligations	(1,032)	(1,582)	(2,614)
Long-term portion of lease obligations	$1,769	$19,931	$21,700

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

The following tables represent the fair values of the Company’s financial liabilities as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$209	$—	$209
Total liabilities at fair value	$—	$209	$—	$209

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$78	$—	$78
Total liabilities at fair value	$—	$78	$—	$78

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of June 30, 2020, the Company has a full valuation allowance recorded against deferred tax assets. During the six months ended June 30, 2020, the Company recorded a provision for income taxes of $83, compared to a provision for income taxes of $34 during the six months ended June 30, 2019.

The Company files income tax returns in U.S. federal and state jurisdictions. As of June 30, 2020, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2019, the Company had federal and unapportioned state net operating loss (“NOL”) carryforwards of $258,834 of which $227,781 will generally begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

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

In February 2013, the Company adopted a Stockholder Rights Plan, which was amended and extended in February 2016 and again in February 2019 (as amended, the “Rights Plan”). The Rights Plan is designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under IRC Section 382. The amendment to the Rights Plan was most recently approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders and has a term of three years.

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

As of June 30, 2020, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of June 30, 2020.

NOTE 11 — SHARE-BASED COMPENSATION

The following table summarizes stock option activity during the six months ended June 30, 2020:

		Weighted Average
	Options	Exercise Price
Outstanding as of December 31, 2019	54,362	$11.16
Forfeited	(54,362)	$11.16
Outstanding as of June 30, 2020	—	$—
Exercisable as of June 30, 2020	—	$—

The following table summarizes the Company’s restricted stock unit and performance award activity during the six months ended June 30, 2020:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2019	1,356,915	$2.39
Granted	507,513	$1.63
Vested	(350,778)	$2.43
Forfeited	(161,447)	$4.39
Unvested as of June 30, 2020	1,352,203	$1.90

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019, as follows:

	Six Months Ended June 30,
	2020	2019
Share-based compensation expense:
Cost of sales	$54	$60
Selling, general and administrative	502	450

Net effect of share-based compensation expense on net income	$556	$510
Reduction in earnings per share:
Basic earnings per share	$0.03	$0.03
Diluted earnings per share	$0.03	$0.03

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Basis of Presentation” of these condensed consolidated financial statements. Summary financial information by reportable segment for the three and six months ended June 30, 2020 and 2019 is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2020
Revenues from external customers	$43,614	6,915	4,397	—	—	$54,926
Intersegment revenues	—	7	—	—	(7)	—
Net revenues	43,614	6,922	4,397	—	(7)	54,926
Operating profit (loss)	3,199	(651)	217	(1,730)	—	1,035
Depreciation and amortization	939	503	106	34	—	1,582
Capital expenditures	217	1	7	34	—	259

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2019
Revenues from external customers	$28,970	9,266	2,933	—	—	$41,169
Operating profit (loss)	318	913	28	(1,465)	—	(206)
Depreciation and amortization	978	483	122	45	—	1,628
Capital expenditures	308	273	14	11	—	606

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Six Ended June 30, 2020
Revenues from external customers	$81,983	13,142	8,435	—	—	$103,560
Intersegment revenues	—	7	—	—	(7)	—
Net revenues	81,983	13,149	8,435	—	(7)	103,560
Operating profit (loss)	6,740	(912)	410	(3,523)	—	2,715
Depreciation and amortization	1,903	1,015	210	66	—	3,194
Capital expenditures	598	169	127	35	—	929

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2019
Revenues from external customers	$57,264	$19,293	$6,272	$—	$—	$82,829
Operating profit (loss)	96	2,300	(256)	(2,840)	—	(700)
Depreciation and amortization	2,073	964	245	108	—	3,390
Capital expenditures	509	640	14	20	—	1,183

	Total Assets as of
	June 30,	December 31,
Segments:	2020	2019
Heavy Fabrications	$58,651	$41,432
Gearing	46,307	47,022
Industrial Solutions	9,295	8,893
Corporate	236,137	239,629
Eliminations	(211,938)	(214,110)
	$138,452	$122,866

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

Warranty Liability

The Company warrants its products for terms that range from one to five years. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of June 30, 2020 and 2019, estimated product warranty liability was $62 and $214, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the six months ended June 30, 2020 and 2019 were as follows:

	For the Six Months Ended June 30,
	2020	2019
Balance, beginning of period	$163	$226
Reduction of warranty reserve	(82)	(4)
Warranty claims	—	(19)
Other adjustments	(19)	11
Balance, end of period	$62	$214

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the six months ended June 30, 2020 and 2019 consisted of the following:

	For the Six Months Ended June 30,
	2020	2019
Balance at beginning of period	$127	$190
Bad debt expense	114	2
Write-offs	(47)	(14)
Other adjustments	(33)	—
Balance at end of period	$161	$178

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of June 30, 2020 or December 31, 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1, “Financial Statements,” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 2. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties including those arising as a result of, or amplified by, the COVID-19 pandemic. As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” refer to Broadwind, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its subsidiaries.

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

Key Financial Measures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenues	$54,926	$41,169	$103,560	$82,829

Net income (loss)	$529	$(1,018)	$1,482	$(2,060)
Adjusted EBITDA (1)	$2,863	$1,899	$6,468	$3,614
Capital expenditures	$259	$606	$929	$1,183
Free cash flow (2)	$(8,665)	$(3,086)	$(8,994)	$(14,554)
Operating working capital (3)	$20,113	$21,986	$20,113	$21,986
Total debt	$22,546	$28,553	$22,546	$28,553
Total orders	$39,558	$104,612	$73,367	$128,618
Backlog at end of period	$112,062	$144,661	$112,062	$144,661
Book-to-bill (4)	0.7	2.5	0.7	1.6

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

(3)We define operating working capital as accounts receivable and inventory net of accounts payable and customer deposits.

(4)We define the book-to-bill as the ratio of new orders we received to units shipped and billed during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$529	$(1,018)	$1,482	$(2,060)
Interest expense	474	773	1,147	1,309
Income tax provision (benefit)	31	23	83	34
Depreciation and amortization	1,582	1,628	3,194	3,390
Share-based compensation and other stock payments	247	493	562	929
Restructuring costs	—	—	—	12
Adjusted EBITDA	2,863	1,899	6,468	3,614
Changes in operating working capital	(11,269)	(4,379)	(14,533)	(16,986)
Capital expenditures	(259)	(606)	(929)	(1,183)
Proceeds from disposal of property and equipment	—	—	—	1
Free Cash Flow	$(8,665)	$(3,086)	$(8,994)	$(14,554)

OUR BUSINESS

Second Quarter Overview

We booked $39,558 in new orders in the second quarter of 2020, down from $104,612 in the second quarter of 2019 driven primarily by a $64,927 decrease in Heavy Fabrication orders as certain tower customers secured production capacity in the prior year in advance of historical lead times due to surging wind tower installation expectations in 2020. Industrial fabrication orders, within the Heavy Fabrication segment, decreased quarter-over-quarter primarily due to weaker mining and construction demand as customers deferred or reduced inventory purchases due to economic uncertainty stemming from the COVID-19 pandemic. Gearing segment orders decreased 33% from the second quarter of 2019 primarily due to reduced demand for O&G driven by the negative demand effects caused by the COVID-19 pandemic and oil price declines resulting from the Saudi-Russian conflict in early 2020. Other markets within the Gearing segment realized lower new order demand in the second quarter of 2020 compared to the second quarter of 2019 as customers delayed or reduced capital purchases as the

COVID-19 pandemic led to economic uncertainty. These decreases were partially offset by a $1,714 quarter-over-quarter increase in our Industrial Solutions segment, primarily related to an increase in orders for new gas turbine content.

We recognized revenue of $54,926 in the second quarter of 2020, up 33% compared to the second quarter of 2019, primarily due to growth in the Heavy Fabrications segment as tower sections sold surged 59% compared to the prior year quarter driven primarily by customer demand to support the expected increase of wind turbine tower installations. Within the Heavy Fabrications segment, industrial fabrication revenues also increased from the prior year quarter primarily due to our diversification efforts and substantial backlog entering the second quarter of 2020. Gearing revenue was down $2,344 from the second quarter of 2019, driven primarily by lower order intake in recent quarters, primarily in O&G and mining end markets. Additionally, Gearing customers delayed scheduled purchases into future periods due to the prevailing market uncertainty in the O&G market. Industrial Solutions revenue was up $1,464, representing a 50% increase compared to the prior year quarter, primarily due to higher near-term demand for new gas turbine content.

We reported net income of $529 or $0.03 per share in the second quarter of 2020, compared to a net loss of $1,018 or $0.06 per share in the second quarter of 2019 primarily due to higher capacity utilization in towers, partially offset by decreased profitability in our Gearing segment due to decreased sales, a lower margin sales mix and manufacturing inefficiencies associated with lower activity levels.

COVID-19 Pandemic

In March 2020, the World Health Organization recognized a novel strain of coronavirus (COVID-19) as a pandemic. In response to this pandemic, the United States and various foreign, state and local governments have, among other actions, imposed travel and business restrictions and required or advised communities in which we do business to adopt stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. The pandemic and the various governments’ response have caused significant and widespread uncertainty, volatility and disruptions in the U.S. and global economies, including in the regions in which we operate.

Through June 30, 2020, we have experienced an adverse impact to our business, operations and financial results as a result of this pandemic due in part to the significant decline in order activity levels for Gearing and Heavy Fabrications, and due to customers’ postponement of scheduled purchases and project timing delays. Our facilities have continued operations as essential businesses in light of the customers and markets served. In response to the pandemic, we are right-sizing our workforce and delaying certain capital expenditures. In future periods, we may experience weaker customer demand, requests for extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. As we cannot predict the duration or scope of the pandemic or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

We continue to monitor closely the Company’s financial health and liquidity and the impact of the pandemic on the Company. We have been able to serve the needs of our customers while taking steps to protect the health and safety of our employees, customers, partners, and communities. Among these steps, we have followed the guidance provided by the U.S. Centers for Disease Control and Prevention to protect the continued safety and welfare of our employees.

RESULTS OF OPERATIONS

Three months ended June 30, 2020, Compared to Three months ended June 30, 2019

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2020, compared to the three months ended June 30, 2019.

	Three Months Ended June 30,				2020 vs. 2019
		% of Total		% of Total
	2020	Revenue	2019	Revenue	$ Change	% Change
Revenues	$54,926	100.0%	$41,169	100.0%	$13,757	33.4%
Cost of sales	49,509	90.1%	37,277	90.5%	12,232	32.8%
Gross profit	5,417	9.9%	3,892	9.5%	1,525	39.2%
Operating expenses
Selling, general and administrative expenses	4,198	7.6%	3,895	9.5%	303	7.8%
Intangible amortization	184	0.3%	203	0.5%	(19)	(9.4)%
Total operating expenses	4,382	8.0%	4,098	10.0%	284	6.9%
Operating income (loss)	1,035	1.9%	(206)	(0.5)%	1,241	602.4%
Other expense, net
Interest expense, net	(474)	(0.9)%	(773)	(1.9)%	299	38.7%
Other, net	(1)	(0.0)%	(16)	(0.0)%	15	93.8%
Total other expense, net	(475)	(0.9)%	(789)	(1.9)%	314	39.8%
Net income (loss) before provision for income taxes	560	1.0%	(995)	(2.4)%	1,555	156.3%
Provision for income taxes	31	0.1%	23	0.1%	8	34.8%
Net income (loss)	$529	1.0%	$(1,018)	(2.5)%	$1,547	152.0%

Consolidated

Revenues increased by $13,757, primarily due to higher capacity utilization levels in the Heavy Fabrications segment as tower sections sold increased 59% from the second quarter of 2019. Industrial fabrication revenues within the Heavy Fabrication segment increased from the prior year quarter primarily due to the continued traction of our diversification efforts and substantial backlog entering the second quarter of 2020. Industrial Solutions revenue was up $1,464 from the first quarter of 2019, primarily due to activity levels associated with an increase in global new gas turbine content. Partially offsetting these improvements was a decrease in Gearing segment revenue of $2,344 due primarily to lower order intake in recent quarters primarily within the O&G and mining markets. Gearing customers delayed almost $2,000 of purchases into future periods in response to the COVID-19 pandemic and deteriorating oil prices.

Gross profit increased by $1,525 due primarily to higher capacity utilization within our Heavy Fabrication segment. This benefit was partially offset by utilizing the PPP Loans proceeds to retain personnel and the impacts of decreased sales, a lower margin sales mix and increased manufacturing inefficiencies associated with lower sales in our Gearing segment. As a result, gross margin increased to 9.9% during the three months ended June 30, 2020, from 9.5% during the three months ended June 30, 2019.

Due to higher revenue levels, operating expenses as a percentage of sales improved to 8.0% in the current-year quarter from 10.0% in the prior year quarter.

Net income increased to $529 during the three months ended June 30, 2020 from a net loss of $1,018 during the three months ended June 30, 2019 due to the factors described above and lower interest expense associated with reduced debt levels.

Heavy Fabrications Segment

	Three Months Ended
	June 30,
	2020	2019
Orders	$31,401	$96,328
Tower sections sold	320	201
Revenues	43,614	28,970
Operating income	3,199	318
Operating margin	7.3%	1.1%

 The decrease in Heavy Fabrications segment orders was primarily due to certain tower customers securing production capacity in advance of historical lead times in the prior year to account for surging wind tower installation expectations in 2020. Industrial fabrication orders within the Heavy Fabrication segment decreased primarily due to weaker mining and construction demand as customers deferred or reduced inventory purchases in response to economic uncertainty stemming from the COVID-19 pandemic. Segment revenues increased by $14,644 due to a 59% increase in tower sections sold compared to the prior year quarter. Industrial fabrication revenues increased to $3,120, a 111% increase, primarily as a result of our commercial diversification efforts in recent quarters.

Heavy Fabrications segment operating results improved by $2,881 compared to the prior year. The quarter-over-quarter improvement reflected the higher capacity utilization associated with increased tower and industrial fabrications production. Operating margin was 7.3% during the three months ended June 30, 2020, an increase from 1.1% during the three months ended June 30, 2019.

Gearing Segment

	Three Months Ended
	June 30,
	2020	2019
Orders	$3,731	$5,572
Revenues	6,922	9,266
Operating (loss) income	(651)	913
Operating margin	(9.4)%	9.9%

Gearing segment orders decreased 33% primarily due to reduced demand for O&G driven by the negative effects caused by the COVID-19 pandemic and oil price declines resulting from the Saudi-Russian conflict in early 2020. Other markets within the Gearing segment also realized lower new order demand as customers delayed or reduced capital purchases as the COVID-19 pandemic led to economic uncertainty. Gearing revenue was down 25% driven primarily due to lower order intake in recent quarters, primarily in O&G and mining end markets. Additionally, Gearing customers postponed almost $2,000 of scheduled purchases into future periods due to the prevailing market uncertainty in the O&G market.

Gearing segment operating results decreased $1,564 from the prior year period. The decrease was primarily attributable to decreased plant utilization, a lower margin sales mix and manufacturing inefficiencies associated with the lower activity levels. Operating margin was (9.4%) during the three months ended June 30, 2020, down from 9.9% during the three months ended June 30, 2019, driven by the items listed above.

Industrial Solutions Segment

	Three Months Ended
	June 30,
	2020	2019
Orders	$4,426	$2,712
Revenues	4,397	2,933
Operating income	217	28
Operating margin	4.9%	1.0%

Industrial Solutions segment orders and revenues increased from the prior year period primarily due to stronger near-term demand for new gas turbine content as global new gas turbine activity levels increased. The operating income improvement was primarily a result of the revenue growth and general operating efficiencies. The operating margin improved to 4.9% during the three months ended June 30, 2020 from 1.0% during the three months ended June 30, 2019.

Corporate and Other

Corporate and Other expenses increased by $265 during the three months ended June 30, 2020 from the prior year period primarily due to higher self-insured expenses in the current year quarter.

Six months ended June 30, 2020, Compared to Six months ended June 30, 2019

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

	Six Months Ended June 30,				2020 vs. 2019
		% of Total		% of Total
	2020	Revenue	2019	Revenue	$ Change	% Change
Revenues	$103,560	100.0%	$82,829	100.0%	$20,731	25.0%
Cost of sales	91,971	88.8%	75,388	91.0%	16,583	22.0%
Restructuring	—	—%	12	0.0%	(12)	(100.0)%
Gross profit	11,589	11.2%	7,429	9.0%	4,160	56.0%
Operating expenses
Selling, general and administrative expenses	8,507	8.2%	7,723	9.3%	784	10.2%

Intangible amortization	367	0.4%	406	0.5%	(39)	(9.6)%
Total operating expenses	8,874	8.6%	8,129	9.8%	745	9.2%
Operating income (loss)	2,715	2.6%	(700)	(0.8)%	3,415	487.9%
Other expense, net
Interest expense, net	(1,147)	(1.1)%	(1,309)	(1.6)%	162	12.4%
Other, net	(3)	(0.0)%	(17)	(0.0)%	14	82.4%
Total other expense, net	(1,150)	(1.1)%	(1,326)	(1.6)%	176	13.3%
Net income (loss) before provision (benefit) for income taxes	1,565	1.5%	(2,026)	(2.4)%	3,591	177.2%
Provision (benefit) for income taxes	83	0.1%	34	0.0%	49	144.1%
Net income (loss) before provision (benefit) for income taxes	$1,482	1.4%	$(2,060)	(2.5)%	$3,542	171.9%

Consolidated

Revenues increased by $20,731 from the prior year period, primarily due to higher production levels in the Heavy Fabrications segment as towers sections sold increased 62% from the first half of 2019 and industrial fabrications revenue increased primarily as a result of our ongoing diversification efforts. Partially offsetting this increase was a lower average sales price on towers sold primarily due to a higher level of customer supplied materials in the current year. Gearing segment revenue decreased $6,144 due primarily to lower order intake in recent quarters primarily within the O&G and mining markets and as customers postponed approximately $2,400 of scheduled purchases into future periods due to the COVID-19 pandemic and oil price declines resulting from the Saudi-Russian conflict in early 2020. Industrial Solutions revenue was up $2,163 from the first half of 2019, primarily due to stronger near-term demand for new gas turbine content.

Gross profit increased by $4,160 primarily due to higher capacity utilization within our Heavy Fabrication segment. This benefit was partially offset by utilizing the PPP Loans proceeds to retain personnel, the impacts of decreased sales, a lower margin sales mix and increased manufacturing inefficiencies associated with lower sales in our Gearing segment. As a result, gross margin increased to 11.2% during the six months ended June 30, 2020, from 9.0% during the six months ended June 30, 2019.

Due to higher revenue levels, operating expenses as a percentage of sales improved to 8.6% compared to 9.8% in the first half of the prior year.

Net income increased to $1,482 during the six months ended June 30, 2020 from a net loss of $2,060 during the six months ended June 30, 2019 due to the factors described above.

Heavy Fabrications Segment

	Six Months Ended
	June 30,
	2020	2019
Orders	$46,916	$108,839
Tower sections sold	632	389
Revenues	81,983	57,264
Operating income	6,740	96
Operating margin	8.2%	0.2%

The decrease in Heavy Fabrications segment orders was primarily driven by certain tower customers securing production capacity in advance of historical lead times in the prior year due to surging wind tower installation expectations in 2020. Industrial fabrication orders were up $1,543, an 18% improvement from the prior year period, primarily due to ongoing diversification efforts into mining and material handling markets. Segment revenues increased by $24,719 primarily due to a 62% increase in tower sections sold compared to the prior year period. This was partially offset by a lower average sales price on towers sold due primarily to increased customer supplied materials in the current year.

Heavy Fabrications segment operating results improved by $6,644 compared to the prior year period. The year-over-year improvement primarily reflected the higher segment capacity utilization. Operating margin was 8.2% during the six months ended June 30, 2020, an increase from 0.2% during the six months ended June 30, 2019.

Gearing Segment

	Six Months Ended
	June 30,
	2020	2019
Orders	$16,151	$12,707
Revenues	13,149	19,293
Operating (loss) income	(912)	2,300
Operating margin	(6.9)%	11.9%

Gearing segment orders increased 27% compared to the prior year period primarily due to an increase in aftermarket wind gearing, steel and other industrial customer orders, partially offset by a decrease in O&G and mining demand. Revenue decreased 32% from the prior year period due primarily to lower order intake in recent quarters within O&G and mining. In addition, due to declining oil prices and general market uncertainty, customers delayed approximately $2,400 purchases into future periods.

Gearing segment operating results decreased $3,212 from the prior year period. The decrease was primarily attributable to a decrease in sales across most core markets, a lower margin sales mix and manufacturing inefficiencies associated with lower activity levels. Operating margin was (6.9%) during the six months ended June 30, 2020, down from 11.9% during the six months ended June 30, 2019.

Industrial Solutions Segment

	Six Months Ended
	June 30,
	2020	2019
Orders	$10,300	$7,072
Revenues	8,435	6,272
Operating income (loss)	410	(256)
Operating margin	4.9%	(4.1)%

Industrial Solutions segment orders and revenues increased from the prior year period primarily due to stronger near-term demand for new gas turbine content. The operating income improvement was a result of the revenue growth and general operating efficiencies. The operating margin improved to 4.9% during the six months ended June 30, 2020 from (4.1%) during the six months ended June 30, 2019.

Corporate and Other

Corporate and Other expenses increased by $683 during the six months ended June 30, 2020 primarily due to increased salary and benefit related expenses in the current year quarter.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2020, cash and cash equivalents totaled $2,119 a decrease of $297 from December 31, 2019. Cash balances remain limited as operating receipts and disbursements flow through our Credit Facility (as defined in Note 7, “Debt and Credit Agreements,” in the notes to our condensed consolidated financial statements), which is in a drawn position. Debt and finance lease obligations at June 30, 2020 totaled $25,347. As of June 30, 2020, we had the ability to borrow up to an additional $19,826 under the Credit Facility. On July 31, 2018, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC (the “Agent”). Pursuant to the terms of the ATM Agreement, we may sell from time to time through the Agent shares of the Company's common stock, par value $0.001 per share with an aggregate sales price of up to $10,000. The Company will pay a commission to the Agent of 3% of the gross proceeds of the sale of the shares sold under the ATM Agreement and reimburse the Agent for the expenses of their counsel. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances, the Credit Facility, additional equipment financing, and access to the public or private debt equity markets, including the option to raise capital from the sale of our securities under the Form S-3. The Form S-3 will expire on October 10, 2020.

In April 2020, the Company received funds under the U.S. Paycheck Protection Program. Refer to the discussion below under the heading “Sources and Uses of Cash - Other” for more information.

If assumptions regarding our production, sales and subsequent collections from certain of our large customers, as well as customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, particularly in light of the COVID-19 pandemic and its effects on domestic and global economies, we may encounter cash flow and liquidity issues.

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

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019
Total cash (used in) provided by:
Operating activities	$(8,238)	$(14,611)
Investing activities	(929)	(1,182)
Financing activities	8,870	14,690
Net decrease in cash	$(297)	$(1,103)

Operating Cash Flows

During the six months ended June 30, 2020, net cash used in operating activities totaled $8,238, compared to net cash used in operating activities of $14,611 for the six months ended June 30, 2019. This decrease in net cash used was primarily due to improved operating performance and a lower working capital build in the current year period, largely as a result of a lower inventory build.

Investing Cash Flows

During the six months ended June 30, 2020, net cash used in investing activities totaled $929, compared to net cash used in investing activities of $1,182 during the six months ended June 30, 2019. The decrease in net cash used in investing activities as compared to the prior-year period was due to a decrease in net purchases of property and equipment.

Financing Cash Flows

During the six months ended June 30, 2020, net cash provided by financing activities totaled $8,870, compared to net cash provided by financing activities of $14,690 for the six months ended June 30, 2019. The decrease versus the prior-year period was primarily due to lower usage of our Credit Facility in the current year, partially offset by PPP Loans proceeds received in the current year.

Other

In 2016, we entered into a $570 loan agreement with the Development Corporation of Abilene which is included in the “Long-term debt, less current maturities” line item of our condensed consolidated financial statements as of June 30, 2020 and December 31, 2019. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During each of the years 2019 and 2018, $114 of the loan was forgiven. As of June 30, 2020, the loan balance was $342. In addition, we have outstanding notes payable for capital expenditures in the amount of $946 and $1,563 as of June 30, 2020 and December 31, 2019, respectively, with $940 and $1,400 included in the “Line of Credit and other notes payable” line item of our condensed consolidated financial statements as of June 30, 2020 and December 31, 2019, respectively. The notes payable have monthly payments that range from $1 to $36 and an interest rate of approximately 5%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from February 2021 to August 2022.

On April 15, 2020, we received funds under notes and related documents (“PPP Loans”) with CIBC Bank, USA under the Paycheck Protection Program (the “PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020 in response to the COVID-19 pandemic and is administered by the U.S. Small Business Administration (the “SBA”). We received total proceeds of $9,530 from the PPP loans and made repayments of $379 on May 13, 2020. Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 enacted on June 5, 2020 (the “Flexibility Act”), the PPP Loans, and accrued interest and fees may be forgiven following a period of twenty-four weeks after PPP Loan proceeds are received (the “covered period”) if they are used for qualifying expenses as described in the CARES Act including payroll costs and benefits (which must equal or exceed 60% of the amount requested to be forgiven), rent, mortgage interest, and utilities, which are subject to certain reductions based on the number of full time equivalent employees and the level of compensation for employees during such covered period. The amount of loan forgiveness will be reduced if the borrower terminates employees or significantly reduces salaries during such period, subject to certain exceptions. Subject to the terms and conditions applicable to loans administered by the SBA under the PPP, as amended by the Flexibility Act, the unforgiven portion of a PPP Loan is payable over a two year period at an interest rate of 1.00%, with a deferral of payments of principal, interest and fees until the date on which the SBA remits the loan forgiveness amount to the lender (or notifies the lender that no loan forgiveness is allowed), provided that the borrower applies for forgiveness within 10 months after the last day of the covered period (and if not, payment of principal and interest shall commence 10 months after the last day of the covered period). We used at least 60% of the amount of the PPP Loans proceeds to pay for payroll costs and the balance on other eligible qualifying expenses that we believe to be consistent with the terms of the PPP and plans to submit its forgiveness applications to CIBC Bank, USA by September 2020. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of the PPP Loans, we cannot provide assurance that we have not taken and will not take actions that could cause us to be ineligible for forgiveness of the PPP Loans, in whole or in part.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Part I, Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following, many of which are, and will be, amplified by the COVID-19 pandemic: (i) the impact of global health concerns, including the impact of the current COVID-19 pandemic on the economies and financial markets and the demand for our products; (ii) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards as well as new or continuing tariffs on steel or other products imported into the United States; (iii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iv) the economic and operational stability of our significant customers and suppliers, including their respective supply chains, and the ability to source alternative suppliers as necessary, in light of the COVID-19 pandemic; (v) our ability to continue to grow our business organically and through acquisitions, and the impairment thereto by the impact of the COVID-19 pandemic; (vi) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (vii) information technology failures, network disruptions, cybersecurity attacks or breaches in data security, including with respect to any remote work arrangements implemented in response to the COVID-19 pandemic; (viii) the sufficiency of our liquidity and alternate sources of funding, if necessary; (ix) our ability to realize revenue from customer orders and backlog; (x) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (xi) the economy, including its stability in light of the COVID-19 pandemic, and the potential impact it may have on our business, including our customers; (xii) the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (xiii) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xiv) competition from new or existing industry participants including, in particular, increased competition from foreign tower manufacturers; (xv) the effects of the change of administrations in the U.S. federal government; (xvi) our ability to successfully integrate and operate acquired companies and to identify, negotiate and execute future acquisitions; (xvii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; (xviii) our ability to utilize various relief options enabled by the CARES Act, including our ability to receive forgiveness of the PPP Loans; (xix) the limited trading market for our securities and the volatility of market price for our securities; and (xx) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements including, but not limited to, those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by our Current Report on Form 8-K filed April 17, 2020 . We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K under the Securities Act and as such are not required to provide information under this Item pursuant to Item 305(e) of Regulation S-K.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item is incorporated herein by reference to Note 12, “Legal Proceedings” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 except as set forth below and as supplemented by the risk factor set forth on our Current Report on Form 8-K filed April 17, 2020.

We have incurred indebtedness under the CARES Act which may be subject to audit, may not be forgivable and may eventually have to be repaid. Any repayment of such indebtedness may limit the funds available to us and may restrict our flexibility in operating our business or otherwise adversely affect our results of operations.

On April 15, 2020, the Company received funds under notes and related documents (“PPP Loans”) with CIBC Bank, USA under the Paycheck Protection Program (the “PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as amended by the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”) in response to the COVID-19 pandemic and is administered by the SBA. The Company received total proceeds of $9,530 from the PPP Loans and made repayments of $379 on May 13, 2020. Under the terms of the CARES Act, as amended by the Flexibility Act, the PPP Loans and accrued interest and fees may be forgiven following a period of twenty-four weeks after PPP Loan proceeds are received (the “covered period”) if they are used for qualifying expenses as described in the CARES Act including payroll costs and benefits (which must equal or exceed 60% of the amount requested to be forgiven), rent, mortgage interest and utilities which are subject to certain reductions based on the number of full time equivalent employees and the level of compensation for employees during such period. Subject to the terms and conditions applicable to loans administered by the SBA under the PPP, as amended by the Flexibility Act, the unforgiven portion of a PPP Loan would be payable over a two year period at an interest rate of 1.00%, with a deferral of payments of principal, interest and fees until the date on which the SBA remits the loan forgiveness amount to the lender (or notifies the lender that no loan forgiveness is allowed), provided that the borrower applies for forgiveness within 10 months after the last day of the covered period (and if not, payment of principal and interest shall commence 10 months after the last day of the covered period).

The Company used at least 60% of its PPP Loan proceeds to pay for payroll costs and the balance on other eligible qualifying expenses that it believes to be consistent with the PPP and plans to submit its forgiveness applications to the CIBC Bank, USA. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the PPP Loans, if all or substantially all of the PPP Loans are not forgiven or it is subsequently determined that the PPP Loans must be repaid, the Company may be required to use a substantial portion of our cash flows from operations to pay interest and principal on the PPP Loans. In addition, although the Company has no current intention of repaying the PPP Loans, any future repayment of such loans, or the Company’s inability to qualify for forgiveness, would impact the Company’s operations and financial results.

The U.S. Department of the Treasury has announced that it will conduct audits for PPP Loans that exceed $2 million. Should the Company be audited or reviewed by the U.S. Department of the Treasury or the SBA, such audit or review could result in the diversion of management’s time and attention and cause the Company to incur significant costs. If the Company were to be audited and receive an adverse outcome in such an audit, the Company could be required to return the full amount of the PPP Loans and may potentially be subject to civil and criminal fines and penalties.

The outbreak of COVID-19 has had adverse effects on our operations.

We have experienced adverse impacts from the novel coronavirus disease (known as COVID-19) in the second quarter of 2020 including a decline in order activity levels within the Gearing and Heavy Fabrications segments and customers’ postponement of scheduled purchases and project timing partially offset by the continued operation of our facilities as essential businesses in light of the customers and markets served. In response to the pandemic, we are right-sizing our workforce and delaying certain capital expenditures. In future periods, we may experience weaker customer demand, requests for extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. As we cannot predict the duration or scope of the pandemic or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2008
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed August 23, 2012)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 6, 2020)
3.4	Third Amended and Restated Bylaws of the Company, adopted as of May 4, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 6, 2020)
10.1

Note dated April 5, 2020 by and between Brad Foote Gear Works, Inc. and CIBC Bank

USA (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2020)

10.2

Note dated April 5, 2020 by and between Broadwind Heavy Fabricators, Inc. and CIBC

Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2020)

10.3

Note dated April 5, 2020 by and between Broadwind Industrial Services, Inc. and CIBC

Bank USA (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2020)

10.4

Note dated April 8, 2020 by and between Broadwind Energy, Inc. n/k/a Broadwind, Inc. and

CIBC Bank USA (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2020)

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
101

The following financial information from this Form 10-Q of Broadwind, Inc. for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

________________________

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND, INC.

August 5, 2020	By:	/s/ Eric B. Blashford
Eric B. Blashford
President, Chief Executive Officer
(Principal Executive Officer)
August 5, 2020	By:	/s/ Jason L. Bonfigt
Jason L. Bonfigt
Vice President, Chief Financial Officer (Principal Financial Officer)