Form 10-Q
period 2020-09-30
BROADWIND, INC.
filed 2020-11-04
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ⌧	Smaller reporting company ⌧

Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period to comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ◻  No  ⌧

Number of shares of registrant’s common stock, par value $0.001, outstanding as of October 30, 2020: 16,937,561.

BROADWIND, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash	$2,541	$2,416
Accounts receivable, net	24,161	18,310
Contract assets	1,475	—
Inventories, net	25,480	31,863
Prepaid expenses and other current assets	2,463	2,124
Total current assets	56,120	54,713
LONG-TERM ASSETS:
Property and equipment, net	46,101	46,940
Operating lease right-of-use assets	19,067	15,980
Intangible assets, net	4,369	4,919
Other assets	399	314
TOTAL ASSETS	$126,056	$122,866
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and other notes payable	$8,176	$12,917
Current portion of finance lease obligations	1,174	546
Current portion of operating lease obligations	1,588	1,326
Accounts payable	17,631	21,876
Accrued liabilities	5,750	4,911
Customer deposits	18,524	22,717
Total current liabilities	52,843	64,293
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	9,497	505
Long-term finance lease obligations, net of current portion	1,856	673
Long-term operating lease obligations, net of current portion	19,529	16,591
Other	96	44
Total long-term liabilities	30,978	17,813
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 17,211,498 and 16,830,930 shares issued as of September 30, 2020, and December 31, 2019, respectively	17	17
Treasury stock, at cost, 273,937 shares as of September 30, 2020 and December 31, 2019	(1,842)	(1,842)
Additional paid-in capital	384,356	383,361
Accumulated deficit	(340,296)	(340,776)
Total stockholders’ equity	42,235	40,760
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,056	$122,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$54,614	$46,138	$158,174	$128,967
Cost of sales	50,876	42,144	142,847	117,532
Restructuring	—	—	—	12
Gross profit	3,738	3,994	15,327	11,423
OPERATING EXPENSES:
Selling, general and administrative	4,030	4,049	12,537	11,772
Intangible amortization	183	203	550	609
Total operating expenses	4,213	4,252	13,087	12,381
Operating (loss) income	(475)	(258)	2,240	(958)
OTHER EXPENSE, net:
Interest expense, net	(507)	(610)	(1,654)	(1,919)
Other, net	(1)	(2)	(3)	(19)
Total other expense, net	(508)	(612)	(1,657)	(1,938)
Net (loss) income before provision for income taxes	(983)	(870)	583	(2,896)
Provision for income taxes	20	28	103	62
NET (LOSS) INCOME	(1,003)	(898)	480	(2,958)
NET (LOSS) INCOME PER COMMON SHARE—BASIC:
Net (loss) income	$(0.06)	$(0.06)	$0.03	$(0.18)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	16,866	16,236	16,741	16,024
NET (LOSS) INCOME PER COMMON SHARE—DILUTED:
Net (loss) income	$(0.06)	$(0.06)	$0.03	$(0.18)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	16,866	16,236	17,278	16,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, Balance at December 31, 2018	15,982,622	$16	(273,937)	$(1,842)	$381,441	$(336,253)	$43,362
Stock issued for restricted stock	141,384	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	135,636	—	—	—	187	—	187
Share-based compensation	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	(1,042)	(1,042)
BALANCE, March 31, 2019	16,259,642	$16	(273,937)	$(1,842)	$381,883	$(337,295)	$42,762
Stock issued for restricted stock	53,740	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	123,727	—	—	—	205	—	205
Share-based compensation	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	(1,018)	(1,018)
BALANCE, June 30, 2019	16,437,109	$16	(273,937)	$(1,842)	$382,343	$(338,313)	$42,204
Stock issued for restricted stock	19,436	—	—	—	—		—
Stock issued under defined contribution 401(k) retirement savings plan	169,944	—	—	—	277		277
Share-based compensation	—	—	—	—	255		255
Net loss	—	—	—	—	—	(898)	(898)
BALANCE, September 30, 2019	16,626,489	$16	(273,937)	$(1,842)	$382,875	$(339,211)	$41,838

BALANCE, December 31, 2019	16,830,930	$17	(273,937)	$(1,842)	$383,361	$(340,776)	$40,760
Stock issued for restricted stock	83,050	—	—	—	—	—	—
Share-based compensation	—	—	—	—	308	—	308
Net income	—	—	—	—	—	954	954
BALANCE, March 31, 2020	16,913,980	$17	(273,937)	$(1,842)	$383,669	$(339,822)	$42,022
Stock issued for restricted stock	199,636	—	—	—	—	—	—
Share-based compensation	—	—	—	—	248	—	248
Net income	—	—	—	—	—	529	529
BALANCE, June 30, 2020	17,113,616	$17	(273,937)	$(1,842)	$383,917	$(339,293)	$42,799
Stock issued for restricted stock	6,401	—	—	—	—	—	—
Share-based compensation	—	—	—	—	207	—	207
Sale of common stock, net	91,481	—	—	—	232	—	232
Net loss	—	—	—	—	—	(1,003)	(1,003)
BALANCE, September 30, 2020	17,211,498	$17	(273,937)	$(1,842)	$384,356	$(340,296)	$42,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$480	$(2,958)
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation and amortization expense	4,761	5,006
Deferred income taxes	12	(11)
Change in fair value of interest rate swap agreements	161	50
Stock-based compensation	763	765
Allowance for doubtful accounts	47	(30)
Common stock issued under defined contribution 401(k) plan	—	669
Gain on disposal of assets	—	(1)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,898)	(5,377)
Contract assets	(1,475)	—
Inventories	6,383	(8,580)
Prepaid expenses and other current assets	(303)	(737)
Accounts payable	(3,900)	6,046
Accrued liabilities	678	1,632
Customer deposits	(4,193)	7,557
Other non-current assets and liabilities	9	303
Net cash (used in) provided by operating activities	(2,475)	4,334
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,597)	(1,776)
Proceeds from disposals of property and equipment	—	1
Net cash used in investing activities	(1,597)	(1,775)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	142,348	131,865
Payments on line of credit	(146,216)	(134,136)
Proceeds from long-term debt	9,530	—
Payments on long-term debt	(1,003)	(698)
Principal payments on finance leases	(694)	(752)
Proceeds from sale of common stock, net	232	—
Net cash provided by (used in) financing activities	4,197	(3,721)
NET INCREASE (DECREASE) IN CASH	125	(1,162)
CASH beginning of the period	2,416	1,177
CASH end of the period	$2,541	$15

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars are presented in thousands, except share and per share data or unless otherwise stated)

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

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2020, or any other interim period, which may differ materially due to, among other things, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the risk factor set forth on our Current Report on Form 8-K filed April 17, 2020 and the risk factors set forth in Part II, Item 1A, “Risk Factors,” of this Quarterly Report, particularly in light of the novel coronavirus (COVID-19) pandemic and its effects on domestic and global economies. To limit the spread of COVID-19, governments have imposed, and may continue to impose, among other things, travel and business operation restrictions and stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. These disruptions and restrictions have, and may continue in the future to, adversely affect our operating results due to, among other things, reduced demand as a result of our customers having to adjust, reduce or suspend operating activities. For more information, refer to the statements included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report under the caption “COVID-19 Pandemic.”

The December 31, 2019 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2020 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Company Description

Through its subsidiaries, the Company is a precision manufacturer of structures, equipment and components for clean technology and other specialized applications. The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s capabilities include, but are not limited to the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, heat treatment, assembly, engineering and packaging solutions. The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 72% of the Company’s revenue during the first nine months of 2020.

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

Total debt and finance lease obligations at September 30, 2020 totaled $20,703, which includes current outstanding debt and finance leases totaling $9,350. The current outstanding debt includes $7,649 outstanding under the Company’s revolving line of credit.

On August 18, 2020, the Company filed a “shelf” registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 13, 2020 (the “Form S-3”) and expires on October 12, 2023. This shelf registration statement, which includes a base prospectus, allows the Company at any time to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in the prospectus supplement accompanying the base prospectus, the Company would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes. The Company's registration statement on Form S-3 filed on August 11, 2017, which was declared effective by the SEC on October 10, 2017 expired on October 10, 2020.

On July 31, 2018, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC (the “Agent”). Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through the Agent shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $10,000. The Company will pay a commission to the Agent of 3% of the gross proceeds of the sale of the shares sold under the ATM Agreement and reimburse the Agent for the expenses of its counsel. The Company did not issue any shares of its common stock under the ATM Agreement in 2019. During the quarter ended September 30, 2020, the Company reinstated the ATM Agreement and issued 91,481 shares of the Company’s common stock thereunder. The net proceeds (before upfront costs) to the Company from the sale of such shares were approximately $321 after deducting commissions paid of approximately $10. The ATM Agreement was terminated in accordance with its terms on October 12, 2020.

In April 2020, the Company received $9,530 in funds under the U.S. Paycheck Protection Program (“PPP”) and made repayments of $379 on May 13, 2020. Refer to Note 7, “Debt and Credit Agreements,” of these condensed consolidated financial statements for more information, including information regarding potential forgiveness of the PPP Loans.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Heavy Fabrications	$43,440	$33,834	$125,424	$91,098
Gearing	7,125	7,989	20,273	27,282
Industrial Solutions	4,081	4,317	12,516	10,589
Eliminations	(32)	(2)	(39)	(2)
Consolidated	$54,614	$46,138	$158,174	$128,967

Revenue within the Company’s Gearing and Industrial Solutions segments, as well as industrial fabrication product line revenues within the Heavy Fabrications segment, are generally recognized at a point in time, typically when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. The Company measures revenue based on the consideration specified in the purchase order and revenue is recognized when the performance obligations are satisfied. If applicable, the transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation.

For tower sales within the Company’s Heavy Fabrications segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. The Company recognizes revenue under these arrangements only when there is a substantive reason for the agreement, the ordered goods are identified separately as belonging to the customer and not available to fill other orders, the goods are currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

During the three months ended September 30, 2020, the Company recognized $1,475 of revenue from one customer within the Gearing segment over time as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contract. The Company uses labor hours as the input measure of progress for the contract. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. The Company recognized $1,475 of contract assets associated with this revenue which represents the Company's rights to consideration for work completed but not billed at the end of the period. The Company did not recognize any revenue over time during the three or nine months ended September 30, 2019.

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

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic earnings per share calculation:
Net (loss) income	$(1,003)	$(898)	$480	$(2,958)
Weighted average number of common shares outstanding	16,866,134	16,235,961	16,741,481	16,024,217
Basic net (loss) income per share	$(0.06)	$(0.06)	$0.03	$(0.18)
Diluted earnings per share calculation:
Net (loss) income	$(1,003)	$(898)	$480	$(2,958)
Weighted average number of common shares outstanding	16,866,134	16,235,961	16,741,481	16,024,217
Common stock equivalents:
Non-vested stock awards (1)	—	—	536,920	—
Weighted average number of common shares outstanding	16,866,134	16,235,961	17,278,401	16,024,217
Diluted net (loss) income per share	$(0.06)	$(0.06)	$0.03	$(0.18)

(1)

Stock options and restricted stock units granted and outstanding of 1,323,217 and 1,502,196 as of September 30, 2020 and September 30, 2019, respectively, are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company’s net loss for the three months ended September 30, 2020 and the three and nine months ended September 30, 2019.

NOTE 4 — INVENTORIES

The components of inventories as of September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30,	December 31,
	2020	2019
Raw materials	$15,547	$22,759
Work-in-process	9,787	8,366
Finished goods	2,621	2,915
	27,955	34,040
Less: Reserve for excess and obsolete inventory	(2,475)	(2,177)
Net inventories	$25,480	$31,863

NOTE 5 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf Company, LLC completed in 2017. Intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 2 to 7 years.

As of September 30, 2020 and December 31, 2019, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	September 30, 2020					December 31, 2019
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Noncompete agreements	$170	$(104)	$—	$66	2.3	$170	$(83)	$—	$87	3.1
Customer relationships	15,979	(6,903)	(7,592)	1,484	5.1	15,979	(6,674)	(7,592)	1,713	5.8
Trade names	9,099	(6,280)	—	2,819	7.0	9,099	(5,980)	—	3,119	7.8
Intangible assets	$25,248	$(13,287)	$(7,592)	$4,369	5.8	$25,248	$(12,737)	$(7,592)	$4,919	6.5

As of September 30, 2020, estimated future amortization expense is as follows:

2020	$183
2021	733
2022	725
2023	664
2024	661
2025 and thereafter	1,403
Total	$4,369

NOTE 6 — ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Accrued payroll and benefits	$4,044	$3,870
Fair value of interest rate swap	177	78
Accrued property taxes	498	—
Income taxes payable	69	61
Accrued professional fees	262	136
Accrued warranty liability	42	163
Self-insured workers compensation reserve	150	115
Accrued other	508	488
Total accrued liabilities	$5,750	$4,911

NOTE 7 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Line of credit	$7,649	$11,517
PPP Loans	9,151	—
Other notes payable	531	1,563
Long-term debt	342	342
Less: Current portion	(8,176)	(12,917)
Long-term debt, net of current maturities	$9,497	$505

Credit Facility

On October 26, 2016, the Company established a three-year secured revolving line of credit with CIBC Bank USA (“CIBC”). This line of credit has been amended from time to time. On February 25, 2019, the line of credit was expanded and extended for three years when the Company and its subsidiaries entered into an Amended and Restated Loan and Security Agreement (the “2016 Amended and Restated Loan Agreement”), with CIBC as administrative agent and sole lead arranger and the other financial institutions party thereto (the “Lenders”), providing the Company and its subsidiaries with a $35,000 secured credit facility (the “Credit Facility”).

The Credit Facility is an asset-based revolving credit facility, pursuant to which the Lenders advance funds against a borrowing base consisting of approximately (a) 85% of the face value of eligible receivables of the Company and its subsidiaries, plus (b) the lesser of (i) 50% of the lower of cost or market value of eligible inventory of the Company, (ii) 85% of the orderly liquidation value of eligible inventory and (iii) $12.5 million, plus (c) the lesser of (i) the sum of (A) 75% of the appraised net orderly liquidation value of the Company’s eligible machinery and equipment plus (B) 50% of the fair market value of the Company’s mortgaged property and (ii) $12 million. Subject to certain borrowing base conditions, the aggregate Credit Facility limit under the 2016 Amended and Restated Loan Agreement is $35 million with a sublimit for letters of credit of $10 million. Borrowings under the Credit Facility bear interest at a per annum rate equal to, at the option of the Company, the one, two or three-month LIBOR rate or the base rate, plus a margin. The initial applicable margin was 5.50% for LIBOR rate loans and 3.50% for base rates loans. Upon certain pay downs, a pricing grid based on the Company’s trailing twelve month fixed charge coverage ratio has become effective under which applicable margins would now range from 2.25% to 2.75% for LIBOR rate loans and 0.00% to 0.75% for base rate loans. The Company must also pay an unused facility fee equal to 0.50% per annum on the unused portion of the Credit Facility along with other standard fees. The initial term of the 2016 Amended and Restated Loan Agreement ends on February 25, 2022. With the exception of the balance impacted by the interest rate swap (as defined below), the Company is allowed to prepay in whole or in part advances under the Credit Facility without penalty or premium other than customary “breakage” costs with respect to LIBOR loans.

The 2016 Amended and Restated Loan Agreement contains customary representations and warranties applicable to the Company and its subsidiaries. It also contains a requirement that the Company, on a consolidated basis, maintain a minimum quarterly fixed charge coverage ratio along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications. The Company was in compliance with all financial covenants as of September 30, 2020.

The obligations under the Credit Facility are secured by, subject to certain exclusions, (i) a first priority security interest in all accounts receivable, inventory, equipment, cash and investment property, and (ii) a mortgage on the Abilene, Texas tower and Pittsburgh, Pennsylvania gearing facilities. The Company was in compliance with all financial covenants as of September 30, 2020.

In June 2019, in conjunction with the 2016 Amended and Restated Loan Agreement, the Company entered into a floating to fixed interest rate swap with CIBC. The swap agreement has a notional amount of $6,000 and a schedule matching that of the underlying loan that synthetically fixes the interest rate on LIBOR borrowings for the entire term of the Credit Facility at 2.13%, before considering the Company’s risk premium. The interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, which may subject the Company’s results of operations to non-cash volatility. The interest rate swap liability is included in the “Accrued liabilities” line item of the Company’s condensed consolidated financial statements as of September 30, 2020 and December 31, 2019.

As of September 30, 2020, there was $7,649 of outstanding indebtedness under the Credit Facility, with the ability to borrow an additional $19,214, under the Credit Facility.

On October 29, 2020, the Company executed the First Amendment to the 2016 Amended and Restated Loan Agreement (the “First Amendment”), implementing a payoff of a syndicated lender and a pricing grid based on the Company's trailing twelve month EBITDA under which applicable margins range from 2.25% to 2.75% for LIBOR rate loans and 0.00% and 0.75% for base rate loans, and extending the term of the Credit Facility to July 31, 2023.

Other

In 2016, the Company entered into a $570 loan agreement with the Development Corporation of Abilene which is included in the “Long-term debt, less current maturities” line item of our condensed consolidated financial statements as of September 30, 2020 and December 31, 2019. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During each of the years 2019 and 2018, $114 of the loan was forgiven. As of September 30, 2020, the loan balance was $342. In addition, the Company has outstanding notes payable for capital expenditures in the amount of $531 and $1,563 as of September 30, 2020 and December 31, 2019, respectively, with $527 and $1,400 included in the “Line of credit and other notes payable” line item of the Company’s condensed consolidated financial statements as of September 30, 2020 and December 31, 2019, respectively. The notes payable have monthly payments that range from $1 to $36 and an interest rate of approximately 5%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from February 2021 to August 2022.

On April 15, 2020, the Company received funds under notes and related documents (“PPP Loans”) with CIBC, under the Paycheck Protection Program (the “PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020 in response to the COVID-19 pandemic and is administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $9,530 from the PPP loans and made repayments of $379 on May 13, 2020. Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 enacted on June 5, 2020 (the “Flexibility Act”), the PPP Loans, and accrued interest and fees may be forgiven following a period of twenty-four weeks after PPP Loan proceeds are received (the “covered period”) if they are used for qualifying expenses as described in the CARES Act including payroll costs and benefits (which must equal or exceed 60% of the amount requested to be forgiven), rent, mortgage interest, and utilities, which are subject to certain reductions based on the number of full time equivalent employees and the level of compensation for employees during such covered period. The amount of loan forgiveness will be reduced if the borrower terminates employees or significantly reduces salaries during such period, subject to certain exceptions. Subject to the terms and conditions applicable to loans administered by the SBA under the PPP, as amended by the Flexibility Act, the unforgiven portion of a PPP Loan is payable over a two year period at an interest rate of 1.00%, with a deferral of payments of principal, interest and fees until the date on which the SBA remits the loan forgiveness amount to the lender (or notifies the lender that no loan forgiveness is allowed), provided that the borrower applies for forgiveness within 10 months after the last day of the covered period (and if not, payment of principal and interest shall commence 10 months after the last day of the covered period). The Company used at least 60% of the amount of the PPP Loans proceeds to pay for payroll costs and the balance on other eligible qualifying expenses that the Company believes to be consistent with the terms of the PPP and plans to submit its forgiveness applications to CIBC during the fourth quarter of 2020. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the PPP Loans, the Company cannot provide assurance that it has not taken and will not take actions that could cause the Company to be ineligible for forgiveness of the PPP Loans, in whole or in part.

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

The Company has elected to apply the short-term lease exception to all leases of one year or less. During the nine months ended September 30, 2020, the Company had an additional operating lease that resulted in right-of-use assets obtained in exchange for lease obligations of $4,380. Additionally, during the three and nine months ended September 30, 2020, the Company had additional finance leases that resulted in property, plant, and equipment obtained in exchange for lease obligations of $473 and $2,253, respectively.

Some of the Company’s facility leases include options to renew. The exercise of the renewal options is typically at the Company’s discretion. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$150	$139	$435	$411
Interest on finance lease liabilities	64	27	139	81
Total finance lease costs	214	166	574	492
Operating lease cost components:
Operating lease cost	764	724	2,340	2,265
Short-term lease cost	196	166	483	470
Variable lease cost (1)	198	185	586	570
Sublease income	(45)	(32)	(136)	(120)
Total operating lease costs	1,113	1,043	3,273	3,185

Total lease cost	$1,327	$1,209	$3,847	$3,677

Supplemental cash flow information related to our operating leases is as follows for the nine months ended September 30, 2020 and 2019:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases			$2,638	$2,626

Weighted-average remaining lease term-finance leases at end of period (in years)			1.7	1.1
Weighted-average remaining lease term-operating leases at end of period (in years)			10.2	10.8
Weighted-average discount rate-finance leases at end of period			8.9%	8.7%
Weighted-average discount rate-operating leases at end of period			8.9%	9.0%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of September 30, 2020, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2020	$359	$877	$1,236
2021	1,424	3,387	4,811
2022	1,100	2,902	4,002
2023	451	2,883	3,334
2024	31	2,906	2,937
2025 and thereafter	4	20,119	20,123
Total lease payments	3,369	33,074	36,443
Less—portion representing interest	(339)	(11,957)	(12,296)
Present value of lease obligations	3,030	21,117	24,147
Less—current portion of lease obligations	(1,174)	(1,588)	(2,762)
Long-term portion of lease obligations	$1,856	$19,529	$21,385

NOTE 9 — FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, accounts receivable, accounts payable and customer deposits, approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company’s long-term debt is approximately equal to its fair value.

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

The following tables represent the fair values of the Company’s financial liabilities as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$177	$—	$177
Total liabilities at fair value	$—	$177	$—	$177

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$78	$—	$78
Total liabilities at fair value	$—	$78	$—	$78

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of September 30, 2020, the Company has a full valuation allowance recorded against deferred tax assets. During the nine months ended September 30, 2020, the Company recorded a provision for income taxes of $103, compared to a provision for income taxes of $62 during the nine months ended September 30, 2019.

The Company files income tax returns in U.S. federal and state jurisdictions. As of September 30, 2020, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2019, the Company had federal and unapportioned state net operating loss (“NOL”) carryforwards of $258,834 of which $227,781 will generally begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

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

As of September 30, 2020, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of September 30, 2020.

NOTE 11 — SHARE-BASED COMPENSATION

The following table summarizes stock option activity during the nine months ended September 30, 2020:

		Weighted Average
	Options	Exercise Price
Outstanding as of December 31, 2019	54,362	$11.16
Forfeited	(54,362)	$11.16
Outstanding as of September 30, 2020	—	$—
Exercisable as of September 30, 2020	—	$—

The following table summarizes the Company’s restricted stock unit and performance award activity during the nine months ended September 30, 2020:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2019	1,356,915	$2.39
Granted	507,416	$1.55
Vested	(360,359)	$2.42
Forfeited	(180,755)	$3.84
Unvested as of September 30, 2020	1,323,217	$1.85

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2020 and 2019, as follows:

	Nine Months Ended September 30,
	2020	2019
Share-based compensation expense:
Cost of sales	$74	$91
Selling, general and administrative	689	674
Net effect of share-based compensation expense on net income	$763	$765
Reduction in earnings per share:
Basic earnings per share	$0.05	$0.05
Diluted earnings per share	$0.04	$0.05

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

Gearing

The Company provides gearing and gearboxes to a broad set of customers in diverse markets including; onshore and offshore O&G fracking and drilling, surface and underground mining, defense, wind energy, steel, material handling and other infrastructure markets. For nearly a century, the Company has manufactured loose gearing, gearboxes and systems, and provided heat treatment services for aftermarket and OEM applications. The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment in Neville Island, Pennsylvania.

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Basis of Presentation” of these condensed consolidated financial statements. Summary financial information by reportable segment for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2020
Revenues from external customers	$43,434	7,100	4,080	—	—	$54,614
Intersegment revenues	6	25	1	—	(32)	—
Net revenues	43,440	7,125	4,081	—	(32)	54,614
Operating profit (loss)	2,020	(1,023)	87	(1,559)	—	(475)
Depreciation and amortization	928	488	109	42	—	1,567
Capital expenditures	601	42	7	18	—	668

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2019
Revenues from external customers	$33,834	7,989	4,315	—	—	$46,138
Intersegment revenues	—	—	2	—	(2)	—
Net revenues	33,834	7,989	4,317	—	(2)	46,138
Operating profit (loss)	693	496	141	(1,588)	—	(258)
Depreciation and amortization	951	508	123	34	—	1,616
Capital expenditures	346	235	8	4	—	593

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2020
Revenues from external customers	$125,418	20,241	12,515	—	—	$158,174
Intersegment revenues	6	32	1	—	(39)	—
Net revenues	125,424	20,273	12,516	—	(39)	158,174
Operating profit (loss)	8,760	(1,935)	496	(5,081)	—	2,240
Depreciation and amortization	2,831	1,503	319	108	—	4,761
Capital expenditures	1,199	211	134	53	—	1,597

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2019
Revenues from external customers	$91,098	$27,282	$10,587	$—	$—	$128,967
Intersegment revenues	—	—	2	—	(2)	—
Net revenues	91,098	27,282	10,589	—	(2)	128,967
Operating profit (loss)	789	2,797	(116)	(4,428)	—	(958)
Depreciation and amortization	3,024	1,472	368	142	—	5,006
Capital expenditures	855	875	22	24	—	1,776

	Total Assets as of
	September 30,	December 31,
Segments:	2020	2019
Heavy Fabrications	$43,256	$41,432
Gearing	45,742	47,022
Industrial Solutions	10,563	8,893
Corporate	230,680	239,629
Eliminations	(204,185)	(214,110)
	$126,056	$122,866

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

Warranty Liability

The Company warrants its products for terms that range from one to five years. In certain contracts, the Company has recourse provisions for items that would enable recovery from third parties for amounts paid to customers under warranty provisions. As of September 30, 2020 and 2019, estimated product warranty liability was $42 and $183, respectively, and is recorded within accrued liabilities in the Company’s condensed consolidated balance sheets.

The changes in the carrying amount of the Company’s total product warranty liability for the nine months ended September 30, 2020 and 2019 were as follows:

	For the Nine Months Ended September 30,
	2020	2019
Balance, beginning of period	$163	$226
Reduction of warranty reserve	(96)	(11)
Warranty claims	(6)	(22)
Other adjustments	(19)	(10)
Balance, end of period	$42	$183

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the nine months ended September 30, 2020 and 2019 consisted of the following:

	For the Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	$127	$190
Bad debt expense	130	(30)
Write-offs	(47)	—
Other adjustments	(36)	—
Balance at end of period	$174	$160

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of September 30, 2020 or December 31, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Key Financial Measures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues	$54,614	$46,138	$158,174	$128,967
Net (loss) income	$(1,003)	$(898)	$480	$(2,958)
Adjusted EBITDA (1)	$1,297	$1,851	$7,766	$5,465
Capital expenditures	$668	$593	$1,597	$1,776
Free cash flow (2)	$7,256	$18,060	$(1,737)	$3,506
Operating working capital (3)	$13,486	$5,184	$13,486	$5,184
Total debt	$17,673	$10,394	$17,673	$10,394
Total orders	$39,555	$76,517	$112,922	$205,135
Backlog at end of period	$98,621	$174,654	$98,621	$174,654
Book-to-bill (4)	0.7	1.7	0.7	1.6

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

(3)	We define operating working capital as accounts receivable and inventory net of accounts payable and customer deposits.

(4)	We define the book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net (loss) income	$(1,003)	$(898)	$480	$(2,958)
Interest expense	507	609	1,654	1,919
Income tax provision	20	28	103	62
Depreciation and amortization	1,567	1,616	4,761	5,006
Share-based compensation and other stock payments	206	496	768	1,424
Restructuring costs	—	—	—	12
Adjusted EBITDA	1,297	1,851	7,766	5,465
Changes in operating working capital	6,627	16,802	(7,906)	(184)
Capital expenditures	(668)	(593)	(1,597)	(1,776)
Proceeds from disposal of property and equipment	—	—	—	1
Free Cash Flow	$7,256	$18,060	$(1,737)	$3,506

OUR BUSINESS

Third Quarter Overview

We booked $39,555 in new orders in the third quarter of 2020, down from $76,517 in the third quarter of 2019 driven primarily by a $34,168 decrease in Heavy Fabrication orders as certain tower customers secured production capacity in the prior year in advance of historical lead times due to surging wind tower installation expectations in 2020. Industrial fabrication product line orders within the Heavy Fabrication segment decreased quarter-over-quarter primarily due to weaker mining and construction demand as customers deferred or reduced inventory purchases due to economic uncertainty stemming from the COVID-19 pandemic. Gearing segment orders decreased 45% from the third quarter of 2019 primarily due to reduced global demand for oil and gas (“O&G”) caused by the COVID-19 pandemic. Other markets within the Gearing segment, primarily mining, realized lower new order demand in the third quarter of 2020 compared to the third quarter of 2019 as customers delayed or reduced capital purchases due to economic uncertainty. Orders within our Industrial Solutions segment remained relatively flat as increased orders for aftermarket content were more than offset by decreases in orders for new gas turbine content.

We recognized revenue of $54,614 in the third quarter of 2020, up 18% compared to the third quarter of 2019, primarily due to growth in the Heavy Fabrications segment as tower sections sold increased 28% compared to the prior year quarter driven primarily by increased customer demand to support the expected increase of wind tower installations. Within the Heavy Fabrications segment, industrial fabrication product line revenues decreased from the prior year quarter primarily due to decreases in demand from the construction end market. Gearing revenue was down $864 from the third quarter of 2019, driven primarily by lower order intake in recent quarters, primarily in O&G and mining end markets, partially offset by increased demand in other industrial markets. Industrial Solutions revenue was down $236, representing a 5% decrease compared to the prior year quarter, primarily due to supply chain constraints and customer project delays.

We reported a net loss of $1,003 or $0.06 per share in the third quarter of 2020, compared to a net loss of $898 or $0.06 per share in the third quarter of 2019 primarily due to decreased profitability in our Gearing segment due to decreased sales, a lower margin sales mix and manufacturing inefficiencies associated with lower activity levels, partially offset by higher capacity utilization in towers.

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

Overall, through September 30, 2020, we have experienced an adverse impact to our business, operations and financial results as a result of this pandemic due in part to the significant decline in order activity levels for Gearing and Heavy Fabrications, and due to customers’ postponement of scheduled purchases and project timing delays. Additionally, in the third quarter, we incurred manufacturing inefficiencies associated with supply chain disruptions and realized employee staffing constraints due to the spread of the COVID-19 pandemic.

Our facilities have continued operations as essential businesses in light of the customers and markets served. In response to the pandemic, we continue to right-size our workforce and delay certain capital expenditures. In future periods, we may experience weaker customer demand, requests for extended payment terms, customer bankruptcies, additional supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. As we cannot predict the duration or scope of the pandemic or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2020, Compared to Three months ended September 30, 2019

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

	Three Months Ended September 30,				2020 vs. 2019
		% of Total		% of Total
	2020	Revenue	2019	Revenue	$ Change	% Change
Revenues	$54,614	100.0%	$46,138	100.0%	$8,476	18.4%
Cost of sales	50,876	93.2%	42,144	91.3%	8,732	20.7%
Gross profit	3,738	6.8%	3,994	8.7%	(256)	(6.4)%
Operating expenses
Selling, general and administrative expenses	4,030	7.4%	4,049	8.8%	(19)	(0.5)%
Intangible amortization	183	0.3%	203	0.4%	(20)	(9.9)%
Total operating expenses	4,213	7.7%	4,252	9.2%	(39)	(0.9)%
Operating loss	(475)	(0.9)%	(258)	(0.6)%	(217)	(84.1)%
Other expense, net
Interest expense, net	(507)	(0.9)%	(610)	(1.3)%	103	16.9%
Other, net	(1)	(0.0)%	(2)	(0.0)%	1	50.0%
Total other expense, net	(508)	(0.9)%	(612)	(1.3)%	104	17.0%
Net loss before provision for income taxes	(983)	(1.8)%	(870)	(1.9)%	(113)	(13.0)%
Provision for income taxes	20	0.0%	28	0.1%	(8)	(28.6)%
Net loss	$(1,003)	(1.8)%	$(898)	(1.9)%	$(105)	(11.7)%

Consolidated

Revenues increased by $8,476, primarily due to higher capacity utilization levels in the Heavy Fabrications segment as tower sections sold increased 28% compared to the third quarter of 2019 and a higher average sales price on the product mix sold. Industrial fabrication product line revenues within the Heavy Fabrication segment decreased from the prior year quarter primarily due to decreased demand from construction customers. Gearing segment revenue decreased by $864 from the prior year quarter due primarily to lower order intake in recent quarters primarily within the O&G and mining markets. Customer purchasing levels continue to be impacted by the level of oil prices and delaying capital purchases in response to the COVID-19 pandemic. Industrial Solutions revenue was down $236 compared to the third quarter of 2019, primarily due to a delay of customer projects and supply chain disruptions associated with the COVID-19 pandemic.

Gross profit decreased by $256 due primarily to the impact of decreased sales, a lower margin sales mix and increased manufacturing inefficiencies within our Gearing segment. This decrease was partially offset by higher capacity utilization and an increase in average selling prices within our Heavy Fabrication segment. Gross margins were negatively impacted by a more complex tower product mix sold and new product introductions during the current year quarter. Additionally, supply chain constraints and other impacts associated with the COVID-19 pandemic led to higher manufacturing variances. As a result, gross margin decreased to 6.8% during the three months ended September 30, 2020, from 8.7% during the three months ended September 30, 2019.

Due to higher revenue levels, operating expenses as a percentage of sales improved to 7.7% in the current-year quarter from 9.2% in the prior year quarter.

Net loss increased to $1,003 during the three months ended September 30, 2020 compared a net loss of $898 during the three months ended September 30, 2019 due to the factors described above and lower interest expense associated with reduced usage of our revolving credit line.

Heavy Fabrications Segment

	Three Months Ended
	September 30,
	2020	2019
Orders	$31,391	$65,559
Tower sections sold	312	243
Revenues	43,440	33,834
Operating income	2,020	693
Operating margin	4.7%	2.0%

 The decrease in Heavy Fabrications segment orders was primarily attributable to certain tower customers securing production capacity in the prior year in advance of historical lead times due to surging wind tower installation expectations in 2020. Industrial fabrication product line orders within the Heavy Fabrication segment decreased primarily due to weaker mining and construction demand as customers reduced inventory purchases in response to economic uncertainty stemming from the COVID-19 pandemic. Segment revenues increased by $9,606 due to a 28% increase in tower sections sold and higher average selling prices on the product mix sold compared to the prior year quarter. Industrial fabrication revenues decreased by 19% from the prior year quarter to $4,143, primarily as a result of decreased construction revenues and several large product deliveries scheduled to occur early in the fourth quarter.

Heavy Fabrications segment operating results improved by $1,327 compared to the prior year. The quarter-over-quarter improvement reflected the higher capacity utilization associated with increased tower production and higher average selling prices on the product mix sold. Operating income was negatively impacted by a more complex product mix sold and new product introductions during the current-year quarter. Additionally, supply chain constraints and other impacts associated with the COVID-19 pandemic led to higher manufacturing variances. Operating margin was 4.7% during the three months ended September 30, 2020, an increase from 2.0% during the three months ended September 30, 2019.

Gearing Segment

	Three Months Ended
	September 30,
	2020	2019
Orders	$3,225	$5,877
Revenues	7,125	7,989
Operating (loss) income	(1,023)	496
Operating margin	(14.4)%	6.2%

Gearing segment orders decreased 45% primarily due to reduced demand for O&G driven by reduced global demand for oil and gas caused by the COVID-19 pandemic. Other markets within the Gearing segment, particularly mining, realized lower new order demand as customers delayed or reduced capital purchases as the COVID-19 pandemic led to economic uncertainty. Gearing revenue was down 11% driven primarily by lower order intake in recent quarters, primarily in O&G and mining end markets partially offset by increased order intake in industrial markets.

Gearing segment operating results decreased $1,519 from the prior year period. The decrease was primarily attributable to decreased plant utilization, a lower margin sales mix and manufacturing inefficiencies associated with the lower activity levels. Operating margin was (14.4%) during the three months ended September 30, 2020, down from 6.2% during the three months ended September 30, 2019, driven primarily by the items identified above.

Industrial Solutions Segment

	Three Months Ended
	September 30,
	2020	2019
Orders	$4,939	$5,081
Revenues	4,081	4,317
Operating income	87	141
Operating margin	2.1%	3.3%

Industrial Solutions segment orders decreased by 3% from the prior year period primarily due to lower orders for new gas turbine content.  Segment revenue declined by 5%, primarily due to customer project delays and supply chain delays associated with the COVID-19 pandemic.  The decrease in operating income versus the prior-year quarter was primarily a result of the revenue decrease, partially offset by cost reductions.

Corporate and Other

Corporate and Other expenses during the three months ended September 30, 2020 were in line with the expenses from the prior year period.

Nine months ended September 30, 2020, Compared to Nine months ended September 30, 2019

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

	Nine Months Ended September 30,				2020 vs. 2019
		% of Total		% of Total
	2020	Revenue	2019	Revenue	$ Change	% Change
Revenues	$158,174	100.0%	$128,967	100.0%	$29,207	22.6%
Cost of sales	142,847	90.3%	117,532	91.1%	25,315	21.5%
Restructuring	—	—%	12	0.0%	(12)	(100.0)%
Gross profit	15,327	9.7%	11,423	8.9%	3,904	34.2%
Operating expenses
Selling, general and administrative expenses	12,537	7.9%	11,772	9.1%	765	6.5%
Intangible amortization	550	0.3%	609	0.5%	(59)	(9.7)%
Total operating expenses	13,087	8.3%	12,381	9.6%	706	5.7%
Operating income (loss)	2,240	1.4%	(958)	(0.7)%	3,198	333.8%
Other expense, net
Interest expense, net	(1,654)	(1.0)%	(1,919)	(1.5)%	265	13.8%
Other, net	(3)	(0.0)%	(19)	(0.0)%	16	84.2%
Total other expense, net	(1,657)	(1.0)%	(1,938)	(1.5)%	281	14.5%
Net income (loss) before provision for income taxes	583	0.4%	(2,896)	(2.2)%	3,479	120.1%
Provision for income taxes	103	0.1%	62	0.0%	41	66.1%
Net income (loss)	$480	0.3%	$(2,958)	(2.3)%	$3,438	116.2%

Consolidated

Revenues increased by $29,207 from the prior year period, primarily due to higher production levels in the Heavy Fabrications segment as towers sections sold increased 49% compared to the first nine months of 2019 and an increase in industrial fabrications revenue primarily as a result of our ongoing diversification efforts. Gearing segment revenue decreased $7,009 due primarily to lower order intake in recent quarters primarily within the O&G and mining markets driven by reduced global demand for oil and gas and general market uncertainty caused by the COVID-19 pandemic. Industrial Solutions revenue increased by $1,927 from the first nine months of 2019, primarily due to stronger near-term demand for new gas turbine content.

Gross profit increased by $3,904 primarily due to higher capacity utilization within our Heavy Fabrication segment. Partially offsetting this were the negative impacts of a more complex tower product mix sold and new product introductions during the current year quarter.  Additionally, supply chain constraints and other impacts associated with the COVID-19 pandemic led to higher manufacturing variances. Utilizing the PPP Loans proceeds to retain personnel, decreased sales, a lower margin sales mix and increased manufacturing inefficiencies associated with lower sales in our Gearing segment all further impacted our gross margins negatively. As a result, gross margin increased to 9.7% during the nine months ended September 30, 2020, from 8.9% during the nine months ended September 30, 2019.

Due to higher revenue levels, operating expenses as a percentage of sales decreased to 8.3% compared to 9.6% during the first nine months of the prior year.

Profitability improved as we reported net income of $480 during the nine months ended September 30, 2020 compared to a net loss of $2,958 during the nine months ended September 30, 2019 due to the factors described above.

Heavy Fabrications Segment

	Nine Months Ended
	September 30,
	2020	2019
Orders	$78,306	$174,398
Tower sections sold	944	632
Revenues	125,424	91,098
Operating income	8,760	789
Operating margin	7.0%	0.9%

The decrease in Heavy Fabrications segment orders was primarily driven by certain tower customers securing production capacity in advance of historical lead times in the prior year due to surging wind tower installation expectations in 2020. Industrial fabrication orders decreased by $5,018, a 29% reduction from the prior year period, primarily due to decreases in mining and construction demand. Segment revenues increased by $34,326 primarily due to a 49% increase in tower sections sold compared to the prior year period and a higher average selling price on the product mix sold.

Heavy Fabrications segment operating results improved by $7,971 compared to the prior year period. The year-over-year improvement primarily reflected the higher segment capacity utilization and a higher average selling price on the product mix sold. Operating results were negatively impacted by a more complex product mix sold and new product introductions during the current-year quarter.  Additionally, supply chain constraints and other impacts associated with the COVID-19 pandemic led to higher manufacturing variances. Operating margin was 7.0% during the nine months ended September 30, 2020, an increase from 0.9% during the nine months ended September 30, 2019.

Gearing Segment

	Nine Months Ended
	September 30,
	2020	2019
Orders	$19,376	$18,584
Revenues	20,273	27,282
Operating (loss) income	(1,935)	2,797
Operating margin	(9.5)%	10.3%

Gearing segment orders increased 4% compared to the prior year period primarily due to an increase in aftermarket wind gearing, steel and other industrial customer orders, partially offset by a decrease in O&G and mining demand. Revenue decreased 26% from the prior year period due primarily to lower order intake in the past two quarters due to low oil prices and general market uncertainty stemming from the COVID-19 pandemic.

Gearing segment operating results decreased $4,732 from the prior year period. The decrease was primarily attributable to a decrease in sales across a majority of our core markets, a lower margin sales mix and manufacturing inefficiencies associated with lower activity levels. Operating margin was (9.5%) during the nine months ended September 30, 2020, down from 10.3% during the nine months ended September 30, 2019.

Industrial Solutions Segment

	Nine Months Ended
	September 30,
	2020	2019
Orders	$15,240	$12,153
Revenues	12,516	10,589
Operating income (loss)	496	(116)
Operating margin	4.0%	(1.1)%

Industrial Solutions segment orders and revenues increased from the prior year period primarily due to stronger near-term demand for new gas turbine content. The operating income improvement of $612 was a result of the revenue growth and general operating efficiencies. The operating margin improved to 4.0% during the nine months ended September 30, 2020 from (1.1%) during the nine months ended September 30, 2019.

Corporate and Other

Corporate and Other expenses increased by $653 during the nine months ended September 30, 2020 primarily due to increased professional service expenses in the current year.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2020, cash and cash equivalents totaled $2,541 an increase of $125 from December 31, 2019. Cash balances remain limited as operating receipts and disbursements flow through our Credit Facility (as defined in Note 7, “Debt and Credit Agreements,” in the notes to our condensed consolidated financial statements), which is in a drawn position. Debt and finance lease obligations at September 30, 2020 totaled $20,703. As of September 30, 2020, we had the ability to borrow up to an additional $19,214 under the Credit Facility. On July 31, 2018, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC (the “Agent”). Pursuant to the terms of the ATM Agreement, we may sell from time to time through the Agent shares of the Company's common stock, par value $0.001 per share with an aggregate sales price of up to $10,000. The Company will pay a commission to the Agent of 3% of the gross proceeds of the sale of the shares sold under the ATM Agreement and reimburse the Agent for the expenses of their counsel. We did not issue any shares of our common stock under the ATM Agreement in 2019. During the quarter ended September 30, 2020, we reinstated the ATM agreement and issued 91,481 shares of the Company's common stock thereunder. The net proceeds (before upfront costs) to such shares were approximately $321 after deducting commissions paid of approximately $10. The ATM Agreement was terminated in accordance with its terms on October 12, 2020. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances, the Credit Facility, additional equipment financing, and access to the public or private debt equity markets, including the option to raise capital from the sale of our securities under the Form S-3.

On October 29, 2020, we executed the First Amendment to the Amended and Restated Loan Agreement, implementing a payoff of a syndicated lender and a pricing grid based on our trailing twelve month EBITDA under which applicable margins range from 2.25% to 2.75% for LIBOR rate loans and 0.00% and 0.75% for base rate loans, and extending the term of the Credit Facility to July 31, 2023.

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

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019
Total cash (used in) provided by:
Operating activities	$(2,475)	$4,334
Investing activities	(1,597)	(1,775)
Financing activities	4,197	(3,721)
Net increase (decrease) in cash	$125	$(1,162)

Operating Cash Flows

During the nine months ended September 30, 2020, net cash used in operating activities totaled $2,475, compared to net cash provided by operating activities of $4,334 for the nine months ended September 30, 2019. This increase in net cash used was primarily due to a reduction in customer deposits, which was driven by a surge in deposits in orders placed in the prior year, partially offset by a decrease in inventory levels in the current year.

Investing Cash Flows

During the nine months ended September 30, 2020, net cash used in investing activities totaled $1,597, compared to net cash used in investing activities of $1,775 during the nine months ended September 30, 2019. The decrease in net cash used in investing activities as compared to the prior-year period was due to a decrease in net purchases of property and equipment, as we deferred purchases to subsequent periods.

Financing Cash Flows

During the nine months ended September 30, 2020, net cash provided by financing activities totaled $4,197, compared to net cash used in financing activities of $3,721 for the nine months ended September 30, 2019. The increase versus the prior-year period was primarily due to PPP Loans proceeds received in the current year, partially offset by increased net repayments on our Credit Facility in the current year.

Other

In 2016, we entered into a $570 loan agreement with the Development Corporation of Abilene which is included in the “Long-term debt, less current maturities” line item of our condensed consolidated financial statements as of September 30, 2020 and December 31, 2019. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During each of the years 2019 and 2018, $114 of the loan was forgiven. As of September 30, 2020, the loan balance was $342. In addition, we have outstanding notes payable for capital expenditures in the amount of $531 and $1,563 as of September 30, 2020 and December 31, 2019, respectively, with $527 and $1,400 included in the “Line of Credit and other notes payable” line item of our condensed consolidated financial statements as of September 30, 2020 and December 31, 2019, respectively. The notes payable have monthly payments that range from $1 to $36 and an interest rate of approximately 5%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from February 2021 to August 2022.

On April 15, 2020, we received funds under notes and related documents (“PPP Loans”) with CIBC Bank, USA under the Paycheck Protection Program (the “PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020 in response to the COVID-19 pandemic and is administered by the U.S. Small Business Administration (the “SBA”). We received total proceeds of $9,530 from the PPP loans and made repayments of $379 on May 13, 2020. Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 enacted on June 5, 2020 (the “Flexibility Act”), the PPP Loans, and accrued interest and fees may be forgiven following a period of twenty-four weeks after PPP Loan proceeds are received (the “covered period”) if they are used for qualifying expenses as described in the CARES Act including payroll costs and benefits (which must equal or exceed 60% of the amount requested to be forgiven), rent, mortgage interest, and utilities, which are subject to certain reductions based on the number of full time equivalent employees and the level of compensation for employees during such covered period. The amount of loan forgiveness will be reduced if the borrower terminates employees or significantly reduces salaries during such period, subject to certain exceptions. Subject to the terms and conditions applicable to loans administered by the SBA under the PPP, as amended by the Flexibility Act, the unforgiven portion of a PPP Loan is payable over a two year period at an interest rate of 1.00%, with a deferral of payments of principal, interest and fees until the date on which the SBA remits the loan forgiveness amount to the lender (or notifies the lender that no loan forgiveness is allowed), provided that the borrower applies for forgiveness within 10 months after the last day of the covered period (and if not, payment of principal and interest shall commence 10 months after the last day of the covered period). We used at least 60% of the amount of the PPP Loans proceeds to pay for payroll costs and the balance on other eligible qualifying expenses that we believe to be consistent with the terms of the PPP and plan to submit its forgiveness applications to CIBC Bank, USA during the fourth quarter of 2020. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of the PPP Loans, we cannot provide assurance that we have not taken and will not take actions that could cause us to be ineligible for forgiveness of the PPP Loans, in whole or in part.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Part I, Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following, many of which are, and will be, amplified by the COVID-19 pandemic: (i) the impact of global health concerns, including the impact of the current COVID-19 pandemic on the economies and financial markets and the demand for our products; (ii) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards as well as new or continuing tariffs on steel or other products imported into the United States; (iii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iv) the economic and operational stability of our significant customers and suppliers, including their respective supply chains, and the ability to source alternative suppliers as necessary, in light of the COVID-19 pandemic; (v) our ability to continue to grow our business organically and through acquisitions, and the impairment thereto by the impact of the COVID-19 pandemic; (vi) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (vii) information technology failures, network disruptions, cybersecurity attacks or breaches in data security, including with respect to any remote work arrangements implemented in response to the COVID-19 pandemic; (viii) the sufficiency of our liquidity and alternate sources of funding, if necessary; (ix) our ability to realize revenue from customer orders and backlog; (x) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (xi) the economy, including its stability in light of the COVID-19 pandemic, and the potential impact it may have on our business, including our customers; (xii) the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (xiii) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xiv) competition from new or existing industry participants including, in particular, increased competition from foreign tower manufacturers; (xv) the effects of the change of administrations in the U.S. federal government; (xvi) our ability to successfully integrate and operate acquired companies and to identify, negotiate and execute future acquisitions; (xvii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; (xviii) our ability to utilize various relief options enabled by the CARES Act, including our ability to receive forgiveness of the PPP Loans; (xix) the limited trading market for our securities and the volatility of market price for our securities; and (xx) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements including, but not limited to, those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by our Current Report on Form 8-K filed April 17, 2020 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K under the Securities Act and as such are not required to provide information under this Item pursuant to Item 305(e) of Regulation S-K.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, including but not limited to changes resulting from the COVID-19 pandemic, during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company used at least 60% of its PPP Loan proceeds to pay for payroll costs and the balance on other eligible qualifying expenses that it believes to be consistent with the PPP and plans to submit its forgiveness applications to the CIBC Bank, USA in the fourth quarter. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the PPP Loans, if all or substantially all of the PPP Loans are not forgiven or it is subsequently determined that the PPP Loans must be repaid, the Company may be required to use a substantial portion of our cash flows from operations to pay interest and principal on the PPP Loans. In addition, although the Company has no current intention of repaying the PPP Loans, any future repayment of such loans, or the Company’s inability to qualify for forgiveness, would impact the Company’s operations and financial results.

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

We have continued to experience adverse impacts from the novel coronavirus disease (known as COVID-19) in the third quarter of 2020 including a decline in order activity levels within the Gearing and Heavy Fabrications segments and customers’ postponement of scheduled purchases and project timing partially offset by the continued operation of our facilities as essential businesses in light of the customers and markets served. Additionally, in the third quarter, we incurred manufacturing inefficiencies associated with supply chain disruptions and realized employee staffing constraints due to spread of the COVID-19 pandemic.

In response to the pandemic, we have right-sized our workforce and delayed certain capital expenditures. In future periods, we may experience weaker customer demand, requests for extended payment terms, customer bankruptcies, additional supply chain disruption, more employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. As we cannot predict the duration or scope of the pandemic or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

On October 29, 2020, Broadwind, Inc. and its subsidiaries (collectively, the “Company”) entered into a First Amendment (the “First Amendment”) to the Amended and Restated Loan and Security Agreement dated February 25, 2019 between the Company and CIBC Bank USA, as administrative agent and sole lead arranger and the other financial institutions party thereto. Among other changes, the First Amendment implemented a payoff of a syndicated lender and a pricing grid based on the Company's trailing twelve month EBITDA under which applicable margins range from 2.25% to 2.75% for LIBOR rate loans and 0.00% and 0.75% for base rate loans, and extended the term of the existing credit facility to July 31, 2023.

The foregoing description of the First Amendment is not intended to be complete and is qualified in its entirety by reference to the First Amendment to Amended and Restated Loan and Security Agreement and other Loan Documents, which is attached hereto as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2020

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 23, 2012)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 6, 2020)
3.4	Third Amended and Restated Bylaws of the Company, adopted as of May 4, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 6, 2020)
10.1†	Form of Performance Award Agreement (Amended and Restated Broadwind, Inc. 2015 Equity Incentive Plan)*
10.2†	First Amendment to Amended and Restated Broadwind Energy, Inc. 2015 Equity Incentive Plan*
10.3	First Amendment to the Amended and Restated Loan and Security Agreement and Other Loan Documents, dated October 29, 2020, among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Heavy Fabrications, Inc., Broadwind Industrial Solutions, LLC, CIBC Bank USA, as Administrative Agent for itself and all Lenders and Siena Lending Group
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer*
101

The following financial information from this Form 10-Q of Broadwind, Inc. for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Indicates management contract or compensation plan or arrangement.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND, INC.

November 4, 2020	By:	/s/ Eric B. Blashford
Eric B. Blashford
President, Chief Executive Officer
(Principal Executive Officer)
November 4, 2020	By:	/s/ Jason L. Bonfigt
Jason L. Bonfigt
Vice President, Chief Financial Officer (Principal Financial Officer)