Form 10-K
period 2020-12-31
BROADWIND, INC.
filed 2021-02-25
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001- 34278

BROADWIND, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State of or other jurisdiction of incorporation or organization)	88-0409160 (I.R.S. Employer Identification No.)
3240 S. Central Avenue Cicero, Illinois (Address of principal executive offices)	60804 (Zip code)
Securities registered pursuant to Section 12 (b) of the Exchange Act:	Registrant’s telephone number, including area code: (708) 780-4800

Title of Class	Trading Symbol	Name of Exchange on which Registered
Common Stock, $0.001 par value	BWEN	The Nasdaq Capital Market

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period to comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of June 30, 2020 the aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant was approximately $51,401,000, based upon the $3.75 per share closing sale price of the Registrant’s common stock as reported on the NASDAQ Capital Market. For purposes of this calculation, the Registrant’s directors and executive officers and holders of 5% or more of the Registrant’s outstanding shares of voting common stock have been assumed to be affiliates, with such affiliates holding an aggregate of 3,133,000 shares of the Registrant’s voting common stock on June 30, 2020.

The number of shares of the Registrant’s common stock, par value $0.001, outstanding as of February 19, 2021, was 16,937,561.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

BROADWIND, INC.

FORM 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains “forward looking statements”— that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward looking statements. Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following, many of which are, and will be, amplified by the COVID-19 pandemic: (i) the impact of global health concerns, including the impact of the current COVID-19 pandemic on the economies and financial markets and the demand for our products; (ii) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards as well as new or continuing tariffs on steel or other products imported into the United States; (iii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iv) the economic and operational stability of our significant customers and suppliers, including their respective supply chains, and the ability to source alternative suppliers as necessary, in light of the COVID-19 pandemic; (v) our ability to continue to grow our business organically and through acquisitions, and the impairment thereto by the impact of the COVID-19 pandemic; (vi) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (vii) information technology failures, network disruptions, cybersecurity attacks or breaches in data security, including with respect to any remote work arrangements implemented in response to the COVID-19 pandemic; (viii) the sufficiency of our liquidity and alternate sources of funding, if necessary; (ix) our ability to realize revenue from customer orders and backlog; (x) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (xi) the economy, including its stability in light of the COVID-19 pandemic, and the potential impact it may have on our business, including our customers; (xii) the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (xiii) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xiv) competition from new or existing industry participants including, in particular, increased competition from foreign tower manufacturers; (xv) the effects of the change of administrations in the U.S. federal government; (xvi) our ability to successfully integrate and operate acquired companies and to identify, negotiate and execute future acquisitions; (xvii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; (xviii) our ability to utilize various relief options enabled by the CARES Act, including our ability to receive forgiveness of the Paycheck Protection Program Loans; (xix) the limited trading market for our securities and the volatility of market price for our securities; and (xx) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

(Dollar amounts are presented in thousands, except per share data and unless otherwise stated)

ITEM 1. BUSINESS

As used in this Annual Report, the terms “we,” “us,” “our,” “Broadwind” and the “Company” refer to Broadwind, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its wholly-owned subsidiaries (the “Subsidiaries”). Dollars are presented in thousands unless otherwise stated.

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

We were incorporated in 1996 in Nevada as Blackfoot Enterprises, Inc., and through a series of subsequent transactions, became Broadwind Energy, Inc., a Delaware corporation, in 2008. Through acquisitions in 2007 and 2008, we focused on expanding upon our core platform as a wind tower manufacturer, established our Gearing segment, and developed and broadened our industrial fabrications capabilities. In early 2017, we acquired Red Wolf Company, LLC, a kitter and assembler of industrial components primarily supporting the global gas turbine market. In 2020, we rebranded to Broadwind, Inc., a reflection of our diversification progress to date and our continued strategy to expand our product and customer diversification outside of wind energy. Effective with our 2020 rebranding, we renamed certain segments. Our Towers and Heavy Fabrications segment was renamed to Heavy Fabrications and our Process Systems segment was renamed to Industrial Solutions. Our Gearing segment name remained the same.

Heavy Fabrications

We provide large, complex and precision fabrications to customers in a broad range of industrial markets. Our most significant presence is within the U.S. wind energy industry, although we have diversified into other industrial markets in order to improve our capacity utilization, reduce our customer concentration, and reduce our exposure to uncertainty related to governmental policies currently impacting the U.S. wind energy industry. Within the U.S. wind energy industry, we provide steel towers and repowering adapters primarily to wind turbine manufacturers. Our production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 550 towers (1650 tower sections), sufficient to support turbines generating more than 1,100 MW of power. We have expanded our production capabilities and leveraged our manufacturing competencies, including welding, lifting capacity and stringent quality practices, into aftermarket and original equipment manufacturer (“OEM”) components utilized in surface and underground mining, construction, material handling, oil and gas (“O&G”) and other infrastructure markets. We manufacture components for buckets, shovels, car bodies, drill masts and other products that support mining and construction markets. In other industrial markets, we provide crane components, pressure vessels, frames and other structures.

Gearing

We provide gearing and gearboxes to a broad set of customers in diverse markets including; onshore and offshore O&G fracking and drilling, surface and underground mining, wind energy, steel, material handling and other industrial markets. We have manufactured loose gearing, gearboxes and systems, and provided heat treat services for aftermarket and OEM applications for nearly a century. While a significant portion of our business is manufactured to our customer’s specifications, we employ design and metallurgical engineers to meet our customer’s stringent quality requirements, to improve product performance, and reliability and to develop custom products that are integrated into our customer’s product offerings.

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

The following table summarizes the key markets served and product offering of our three segments:

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
Crane Components
Pressure Vessels
Other Frames/Structures
Pressure Reducing Systems

Business and Operating Strategy

We intend to capitalize on the markets for wind energy, gas turbines, O&G, mining, and other industrial verticals in North America by leveraging our core competencies in welding, manufacturing, assembling and kitting. Our strategic objectives include the following, many of which are subject to risks and uncertainties that are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result:

●

Diversify our customer and product line concentrations. In 2020, sales derived from our top five customers represented 78% of total sales and sales into the wind energy industry represented 70% of total sales. This is an improvement as compared to 2016, when our top five customers comprised 91% of total sales and sales in the wind energy industry represented 92% of total sales. To reduce the concentration of our sales, we have focused our market research activities and our sales force on expanding and diversifying our customer base and product lines. We are leveraging existing customer relationships within each of our segments to cross sell our broad portfolio of capabilities. We have introduced a new product development process, a stage gate model, which provides a framework for evaluating opportunities and commercialization. Additionally, we have adopted new customer and product revenues as metrics within our variable executive compensation programs. Our diversification efforts are impacted in part by the end-market demand outlook. Following the outbreak of the novel coronavirus disease (known as COVID-19) pandemic, customer orders weakened in the mining, construction and oil and gas markets, offset in part by increases in demand within industrial and gas turbine markets.

●

Improve capacity utilization and broaden our manufacturing capabilities. We have manufacturing capacity available that could support a significant increase in our annual revenues for heavy fabrications, gearing and industrial solutions. We are working to improve our capacity utilization and financial results by leveraging our existing manufacturing capacity and adjusting capacity where we can, in response to changing market conditions. In our Heavy Fabrications segment, we are expanding production capabilities and leveraging our fabrication competencies to support growth in mining, material handling, and other industrial markets. Within our Heavy Fabrication segment, tower sections sold increased from 540 sections in 2018 to 1,150 in 2020, a result of an improved demand environment and expansion of our customer base. In our Gearing segment, we are broadening our customer base and markets served, while targeting revenue growth through gearbox design and manufacturing. Expansion of our manufacturing capabilities was hampered in 2020 as a result of the impact of the COVID-19 pandemic.

●

Pursue opportunistic acquisitions as well as organic investments. In addition to existing business and operating strategies, we are endeavoring to identify, and opportunistically execute on, accretive acquisitions and organic investments that will allow us to achieve further growth. Our investment criteria for opportunistic acquisitions as well as organic investments include, among other things, our ability to: improve manufacturing competencies, support our existing capacity utilization strategy, enhance our diversification strategy and/or augment our penetration into renewable markets.  For example, we are seeking to leverage our strong incumbent position in the onshore tower market into the emerging U.S. offshore tower market. We believe that execution of our investment strategy provides significant opportunity to generate stockholder value, through profitable growth and leveraging a significant unrealized economic asset, over $260 million of net operating losses (“NOLs”) as of December 31, 2020 which can be used to cover future perspective liabilities.

●

Streamline front-end processes to operational efficiency. We believe that the proper coordination and integration of the supply chain, consistent use of systems to manage our production activities and “Continuous Improvement” initiatives are key factors that enable high operating efficiencies, increased reliability, better delivery and lower costs. We have introduced robust Advanced Product Quality Processes (APQP) to support the introduction of new products. We have developed better supply chain expertise, worked with lean enterprise resources, upgraded and improved systems utilization and invested capital to enhance our operational efficiency and flexibility. We have implemented scheduling software and have expanded our engineering organization to support the growing complexity of our expanded customer base and product lines. We have staffed our operations with Continuous Improvement experts in order to optimize our production processes to increase output, leverage our scale and lower our costs while maintaining product quality. During 2020, supply chain and staffing constraints caused by the COVID-19 pandemic resulted in increased manufacturing inefficiencies.

SALES AND MARKETING

We market our heavy fabrications, gearing, and industrial solutions through a direct sales force, supplemented with independent sales agents in certain markets. Our sales and marketing strategy is to develop and maintain long-term relationships with our existing customers, and seek opportunities to expand these relationships across our business units. Our business development team uses market data, including marketing databases, information gathered at industry and trade shows, internet research and website marketing to identify and target new customers.

CUSTOMERS

We manufacture products for a variety of customers in the wind energy, O&G, mining and other industrial markets. Within the wind energy industry, our customer base consists primarily of wind turbine manufacturers who supply end users and wind farm operators with wind turbines, and wind gearbox re-manufacturers who use our replacement gears in their replacement gearboxes. The wind turbine market is very concentrated. According to Wood Mackenzie Power & Renewables 2020 industry data, the top four wind turbine manufacturers comprised approximately 95% of the U.S. market. As a result, although we have historically produced towers for a broad range of wind turbine manufacturers, in any given year a limited number of customers have accounted for the majority of our revenues. Within the O&G and mining industries, our customer base consists of manufacturers of hydraulic fracturing and mud pumps, drilling and production equipment, mining equipment, and off highway vehicles. Within the gas turbine industry, our customers supply end-users with natural gas turbines and after-market replacement and efficiency upgrade packages. Within our other industrial markets served, our customer base includes steel producers, ship builders, and manufacturers of material handling, pulp and paper and other power generation equipment. Sales to Siemens Gamesa Renewable Energy (“SGRE”) and Nordex USA Inc. (“Nordex”) represented greater than 10% of our consolidated revenues for the year ended December 31, 2020. Sales to SGRE represented greater than 10% of our consolidated revenues for the year ended December 31, 2019. The loss of one of these customers could have a material adverse effect on our business, results of operation or financial condition. As a result, we have an ongoing initiative to diversify our customer base.

COMPETITION

Each of our businesses faces competition from both domestic and international companies. The December 2015 extension of the production tax credit attracted additional investment and competition for wind towers. In recent years, the industrial gearing industry has experienced consolidation of producers and acquisitions by strategic buyers in response to strong international competition, although recent tariff and trade uncertainties have caused buyers to shift more of their purchases to domestic gear manufacturers.

Within the wind tower product line of our Heavy Fabrications segment, the largest North American based competitor is Arcosa Inc., which was formerly a Trinity Industries company. Other competitors include Vestas Wind Systems, which has periodically produced towers for third party customers in addition to meeting the majority of its own captive tower requirements, Marmen Industries, a Canadian company, and GRI Renewable Industries, a Spanish company, which both have production facilities in the U.S. We also face competition from imported towers, although in recent years a number of trade cases have periodically significantly reduced competition from imports.

 Imports from China and Vietnam have declined following a determination by the U.S. International Trade Commission (“USITC”) in 2013 that wind towers from those countries were being sold in the U.S. at less than fair value. As a result of the determination, the U.S. Department of Commerce (“USDOC”) issued antidumping and countervailing duty orders on imports of wind towers from China and an antidumping duty order on imports of towers from Vietnam. In May 2018, the U.S. Court of Appeals affirmed the decision from the U.S. Court of International Trade and at the same time excluded CS Wind Vietnam from the antidumping order. In April 2019, the USDOC extended the term of these duties for an additional five-year period. Following a renewed surge of tower imports from countries not impacted by existing tariffs, in July 2020, the “USDOC issued antidumping and countervailing duty orders on imports of wind towers from Canada, Indonesia, South Korea and Vietnam and an antidumping order on imports of towers from Vietnam.  Then in September 2020, a new trade case was brought before the USDOC and USITC, to assess whether wind towers imported from India, Malaysia and Spain were being sold in the U.S. at less than fair value. In November 2020, the USDOC issued an affirmative preliminary determination in the countervailing duty and anti-dumping investigations against each country listed in the case. A final determination in the antidumping and countervailing duties investigations is expected to be issued by the USITC no later than November 2021.

Within our industrial fabrications product line of our Heavy Fabrications segment, our competitors in a fragmented market include Weldall Manufacturing and AT&F Advanced Metals, along with a large number of other regional competitors. The primary differentiator among fabricators is the range of manufacturing and machining capabilities, including lifting capacity, precision machining, heat treatment capacity and the sophistication of quality systems.

In our Gearing segment, which is focused on the O&G, wind energy, mining and steel markets, we compete with domestic and international manufacturers who produce gears greater than one meter in diameter. Our key competitors include Overton Chicago Gear, Cincinnati Gearing Systems, Milwaukee Gear and Horsburgh & Scott. In addition, we compete with the internal gear manufacturing capacity of relevant equipment manufacturers and face competition from foreign competitors.

In our Industrial Solutions segment, which is primarily focused on the gas turbine market, we compete with electrical supply distributors. Our key competitors include Gexpro and other small independent companies.

REGULATION

Production Tax Credit/Investment Tax Credit

The most impactful development incentive for our products has been the production tax credit (“PTC”) for new wind energy projects, which provides a supplemental payment based on electricity produced from each qualifying wind turbine. Legislative support for the PTC has been intermittent since its introduction in 1992, which has caused volatility in the demand for new wind energy projects. In 2015, the PTC was extended for a five-year period, with a time-based phase-out depending on the year the wind project is commenced. The phase-out schedule legislated in 2015 provided for: 100% extension of the credit for projects commenced before the end of 2016, 80% extension of the credit for projects commenced in 2017, 60% extension of the credit for projects commenced in 2018 and 40% extension of the credit for projects commenced in 2019. As part of a year-end tax extenders bill in 2019, the PTC was extended for an additional year, allowing for a 60% extension of the credit for projects commenced before the end of 2020.

On December 21, 2020, Congress passed the Consolidated Appropriations Act of 2021 (“COVID IV”), a $2.3 trillion spending bill that combines a $1.4 trillion omnibus appropriations bill for federal fiscal year 2021 with $900 billion in supplemental appropriations to provide relief for the COVID-19 pandemic. The legislation was signed into law on December 27, 2020. As part of COVID IV, the PTC was extended for an additional year, allowing for a 60% credit for projects that start construction by the end of 2021.  In order to benefit from the PTC, qualifying projects must either be completed within four years from their start of construction, or the developer must demonstrate that its projects are in continuous construction between start of construction and completion. As a result of COVID IV, the PTC will subsidize wind projects commenced as late as 2021 and completed by 2025, or later if continuous construction can be demonstrated.

Included in COVID IV is the addition of a new 30% investment tax credit (“ITC”) created for offshore wind projects that start construction by the end of 2025.  The provision will be retroactively applied to projects that started production in 2016.

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

BACKLOG

We sell our towers under either supply agreements or individual purchase orders (“POs”), depending on the size and duration of the purchase commitment. Under the supply agreements, we typically receive a purchase commitment for towers to be delivered in future fiscal quarters, then receive POs on a periodic basis depending upon the customer’s forecast of production volume requirements within the contract terms. For our Gearing and Industrial Solutions segments, sales are generally based on individual POs. As of December 31, 2020, the dollar amount of our backlog believed to be firm was approximately $93 million. This represents a 35% decrease from the backlog at December 31, 2019. Backlog as of December 31, 2020 is net of revenue recognized over time as described in Note 2, “Revenues” of our consolidated financial statements.

SEASONALITY

The majority of our business is not affected by seasonality.

EMPLOYEES

We had 512 U.S.-based employees at December 31, 2020, of which 461 were in manufacturing related functions and 51 were in administrative functions. As of December 31, 2020, approximately 14% of our employees were covered by collective bargaining agreements with local unions in our Cicero, Illinois and Neville Island, Pennsylvania locations. The five-year collective bargaining agreement with the Neville Island union was renegotiated in November 2017, and is expected to remain in effect through October 2022. A new four-year collective bargaining agreement with the Cicero union is effective from February 2018 and is expected to remain in effect through February 2022. We believe that our relationship with our employees is generally positive. The table below summarizes our employees as of December 31, 2020:

Number of Employees As of
Segment	December 31, 2020
Heavy Fabrications	355
Gearing	109
Industrial Solutions	34
Corporate	14
Total	512

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

Outside of these directed buys, we operate a multiple supplier sourcing strategy and source our raw materials through various suppliers located throughout the U.S. and abroad. We do not have long term supply agreements with our raw material suppliers, and closely match terms with those of our customers to limit our exposure to commodity price fluctuations. We have made modifications to our supply chain management practices to deal more effectively with potential disruptions arising from these purchasing practices.

We believe that we will be able to obtain an adequate supply of steel and other raw materials in 2021 to meet our manufacturing requirements, although from time to time we have faced shortages of specific grades of steel, internal packages and delays associated with other materials from foreign sources including shortages and delays resulting from the impact of the COVID-19 pandemic.

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

INFORMATION SYSTEMS

We utilize standardized information technology systems across all areas of quoting and estimating, enterprise resource planning, materials resource planning, capacity planning and accounting, project execution and financial controls. We provide information technology oversight and support from our corporate headquarters in Cicero, IL. The operational information systems we employ throughout our company are industry-specific applications that in some cases have been internally developed or modified by the vendor and improved to fit our operations. Our enterprise resource planning software is integrated with our operational information systems wherever possible to deliver relevant and real-time operational data. We believe our information systems provide our people with the tools to execute their individual job function and achieve our strategic initiatives.

WORKING CAPITAL

We sell to a broad range of industrial customers. In general, we produce to order rather than to stock. For wind towers, our largest product line, the industry has historically used customized contracts with varying terms and conditions between suppliers and customers, depending on the specific objectives of each party. Our practices mirror this historical industry practice of negotiating agreements on a case by case basis. As a result, working capital needs, including levels of accounts receivable (“A/R”), accounts payable (“A/P”), and inventory, can vary significantly from quarter to quarter based on the contractual terms associated with each quarter’s sales, such as whether and when we are required to purchase and supply steel to meet our contractual obligations. Customer deposits can vary significantly from quarter to quarter based on customer mix, contractual terms associated with each quarter’s sales and the timing impacts associated with customers placing orders for future production. In recent years, our larger customers have increasingly used supplier financing programs, whereby a third party lender advances customer payments to us net of an interest charge. The combination of customer deposits and supplier financing programs arrangements may significantly reduce our working capital requirements.

In analyzing our liquidity, an important short-term metric is our use of operating working capital (“OWC”) in relationship to revenue. OWC is comprised of A/R and inventories, net of A/P and customer deposits. Our OWC at December 31, 2020 was $5,062, or 3% of trailing three months of sales annualized, in line with December 31, 2019, when OWC was $5,580, or 3% of trailing three months of sales annualized. Although OWC was relatively flat on a percent of trailing three months sales annualized basis year over year, OWC fluctuated materially during the year, driven primarily by the timing and level of customer deposits received for future scheduled production.

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

RISKS RELATED TO OUR INDUSTRIES

Our financial and operating performance is subject to certain factors out of our control, including the state of the wind energy market in North America.

Our results of operations (like those of our customers) are subject to general economic conditions, and specifically to the state of the wind energy market. In addition to the state and federal government policies supporting renewable energy described below, the growth and development of the larger wind energy market in North America is subject to a number of factors, including, among other things:

●	the availability and cost of financing for the estimated pipeline of wind energy development projects;
●

the cost of electricity, which may be affected by a number of factors, including government regulation, power transmission, seasonality, fluctuations in demand, and the cost and availability of fuel, particularly natural gas;

●	the general increase in demand for electricity or “load growth”;
●	the costs of competing power sources, including natural gas, nuclear power, solar power and other power sources;
●	the development of new power generating technology, advances in existing technology or discovery of power generating natural resources;
●	the development of electrical transmission infrastructure;
●	state and federal laws and regulations regarding avian protection plans and noise or turbine setback requirements;
●	other state and federal laws and regulations, particularly those favoring low carbon energy generation alternatives;
●	administrative and legal challenges to proposed wind energy development projects;
●

the effects of global climate change such as more frequent or more extreme weather events, changes in temperature and precipitation patterns, changes to ground and surface water and other related phenomena;

●	the improvement in efficiency and cost of wind energy, as influenced by advances in turbine design and operating efficiencies; and
●	public perception and localized community responses to wind energy projects.

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

OPERATIONAL RISKS

We are substantially dependent on a few significant customers and the ordering levels for our products may vary based on customer needs.

Historically, the majority of our revenues are highly concentrated with a limited number of customers.  Some of the markets we serve have a limited number of customers.  In 2020, two customers, Siemens Gamesa Renewable Energy and Nordex USA, Inc., each accounted for more than 10% of our consolidated revenues, and our five largest customers accounted for 78% of our consolidated revenues. Certain of our customers have periodically expressed their intent to scale back, delay or restructure existing customer agreements, which has led to reduced revenues from these customers and periodic deviations in expected ordering levels. It is possible that this may occur again in the future. Additionally, not all of our customers make purchases every year. As a result, our operating profits and gross margins have historically been negatively affected by significant variability in production levels, which has created production volume inefficiencies in our operations and cost structures. Because of this variability, we believe that comparisons of our operating results in any particular quarterly period may not be a reliable indicator of future performance.

We face significant risks associated with uncertainties resulting from changes to policies and laws with the periodic changes in the U.S. administration as well as risks associated with changes in our relationship with our significant customers.

Changes of administration in the U.S. federal government may affect our business in a manner that currently cannot be reliably predicted, especially given the potentially significant changes to various laws and regulations that affect us. These uncertainties may include changes in laws and policies in areas such as corporate taxation, taxation on imports of internationally-sourced products, international trade including trade treaties such as the United States-Mexico-Canada Agreement, environmental protection and workplace safety laws, labor and employment law, immigration and health care, which individually or in the aggregate could materially and adversely affect our business, results of operations or financial condition.

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

In addition, even if our customers continue to do business with us, we could be adversely affected by a number of other potential developments with our customers. For example:

●	The inability or failure of our customers to meet their contractual obligations could have a material adverse effect on our business, financial position and results of operations.
●

Certain customer contracts provide the customer with the opportunity to cancel a substantial portion of its volume obligation by providing us with notice of such election prior to commencement of production. Such contracts generally require the customer to pay a sliding cancellation fee based on how far in advance of commencement of production such notice is provided.

●

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

●	A material change in payment terms with a significant customer could have a material adverse effect on our short term cash flows.

Disruptions in the supply of parts and raw materials, or changes in supplier relations, may negatively impact our operating results.

We are dependent upon the supply of certain raw materials used in our production process, and these raw materials are exposed to price fluctuations on the open market. Raw material costs for materials such as steel, our primary raw material, have fluctuated significantly and may continue to fluctuate. To reduce price risk caused by market fluctuations, we have generally tried to match raw material purchases to our sales contracts or incorporated price adjustment clauses in our contracts. However, limitations on availability of raw materials or increases in the cost of raw materials (including steel), energy, transportation and other necessary services may impact our operating results if our manufacturing businesses are not able to fully pass on the costs associated with such increases to their respective customers. Alternatively, we will not realize material improvements from any decline in steel prices as the terms of our contracts generally require that we pass these cost savings through to our customers. In addition, we may encounter supplier constraints, be unable to maintain favorable supplier arrangements and relations or be affected by disruptions in the supply chain caused by events such as natural disasters, pandemics, shipping delays, power outages and labor strikes. Additionally, our supply chain has become more global in nature and, thus, more complex from a shipping and logistics perspective. In the event of limitations on availability of raw materials or significant changes in the cost of raw materials, particularly steel, our margins and profitability could be negatively impacted.

We rely on unionized labor, the loss of which could adversely affect our future success.

We depend on the services of unionized labor and have collective bargaining agreements with certain of our operations workforce at our Cicero, Illinois and Neville Island, Pennsylvania Gearing facilities. The loss of the services of these and other personnel, whether through terminations, attrition, labor strike or otherwise, or a material change in our collective bargaining agreements, could have a material adverse impact on us and our future profitability. In November 2017, a five-year collective bargaining agreement was ratified by the collective bargaining union in our Neville Island facility and is expected to remain in effect through October 2022. A new four-year collective bargaining agreement with the Cicero union is effective from February 2018 and is expected to remain in effect through February 2022. As of December 31, 2020, these collective bargaining units represented approximately 14% of our workforce.

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

The outbreak of COVID-19 has had, and may continue to have, adverse effects on our operations.

We have continued to experience adverse impacts from the COVID-19 pandemic through the fourth quarter of 2020 and into 2021 including a decline in order activity levels within the Gearing and Heavy Fabrications segments and customers’ postponement of scheduled purchases and project timing partially offset by the continued operation of our facilities as essential businesses in light of the customers and markets served. Additionally, in the fourth quarter, we incurred manufacturing inefficiencies associated with supply chain disruptions and realized employee staffing constraints due to spread of the COVID-19 pandemic.

In response to the pandemic, we have right-sized our workforce, delayed certain capital expenditures and managed expenses where possible. In future periods, we may experience weaker customer demand, requests for extended payment terms, customer bankruptcies, additional supply chain disruption, more employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact us and our business, operations and financial results. As we cannot predict the duration or scope of the pandemic or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

RISKS RELATED TO OUR CORPORATE STRATEGY

Our plans for growth and diversification may not be successful, and could result in poor financial performance.

We continue to seek to strategically diversify and grow the business to improve operational efficiency and meet customer demand. Our diversification efforts into the natural gas turbine power generation, O&G, mining and other industries, particularly within our gearing and industrial fabrication product lines and through our 2017 acquisition of Red Wolf Company, LLC, may require additional investments in personnel, equipment and operational infrastructure. Moreover, although we have historically participated in most of these lines of business, there is no assurance that we will be able to grow our presence in these markets at a rate sufficient to compensate for a potentially weaker wind energy market. If we are unable to further penetrate these markets, our plans to diversify our operations may not be successful and our anticipated future growth may be adversely affected.

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

Although we have experience in the gas turbine, oil and gas and mining industry markets, these markets have not historically been our primary focus. In further diversifying our business to serve these markets, we face competitors who may have more resources, longer operating histories and more well-established relationships than we do, and we may not be able to successfully or profitably generate additional business opportunities in these industries. Moreover, if we are able to successfully diversify into these markets, our businesses may be exposed to risks associated with these industries, which could adversely affect our future earnings and growth. These risks include, among other things:

●	Variability in the prices and relative demand for oil, gas, minerals and other commodities;
●	Changes in domestic and global political and economic conditions affecting the O&G and mining industries;
●	Changes in technology;
●	Changes in the price and availability of alternative fuels and energy sources and changes in energy consumption or supply; and
●	Changes in federal, state and local regulations, including, among other regulations, relating to hydraulic fracturing and greenhouse gas emissions.

If our projections regarding the future market demand for our products are inaccurate, our operating results and our overall business may be adversely affected.

We have previously made significant capital investments in anticipation of rapid growth in the U.S. wind energy market. However, the growth in the U.S. wind energy market has not kept pace with our expectations when some of these capital investments were made, and there can be no assurance that the U.S. wind energy market will grow and develop in a manner consistent with our expectations, or that we will be able to fill our capacity through the further diversification of our operations. Our internal manufacturing capabilities have required significant upfront capital costs. If market demand for our products does not increase at the pace we have anticipated and align with our manufacturing capacity, we may be unable to offset these costs and achieve economies of scale, and our operating results may continue to be adversely affected by high fixed costs, reduced margins and underutilization of capacity which may prevent us from achieving or maintaining profitability. In light of these considerations, we may be forced to reduce our labor force and production to minimum levels, as was done at certain operating locations in the past, temporarily idle existing capacity or sell to third parties manufacturing capacity that we cannot utilize in the near term, in addition to the steps that we have already taken to adjust our capacity more closely to demand. Alternatively, if we experience rapid increased demand for our products in excess of our estimates, or we reduce our manufacturing capacity, our installed capital equipment and existing workforce may be insufficient to support higher production volumes, which could adversely affect our customer relationships and overall reputation. In addition, we may not be able to expand our workforce and operations in a timely manner, procure adequate resources or locate suitable third party suppliers to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our business could be adversely affected. Our ability to meet such excess customer demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.

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

Our growth strategy includes acquiring complementary businesses. In regards to any other future acquisitions, we could fail to identify, finance or complete suitable acquisitions on acceptable terms and prices. Acquisitions and the related integration processes could increase a number of risks, including diversion of operations personnel, financial personnel and management’s attention, difficulties in integrating systems and operations, potential loss of key employees and customers of the acquired companies and exposure to unanticipated liabilities. The price we pay for a business may exceed the value realized and we cannot provide any assurance that we will realize the expected synergies and benefits of any acquisitions. Our discovery of, or failure to discover, material issues during due diligence investigations of acquisition targets, either before closing with regard to potential risks of the acquired operations, or after closing with regard to the timely discovery of breaches of representations or warranties, could materially harm our business. Our failure to meet the challenges involved in integrating a new business to realize the anticipated benefits of an acquisition could cause an interruption or loss of momentum in our existing activities and could adversely affect our profitability. Acquisitions also may result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could diminish our reported earnings and operating results.

FINANCIAL RISKS

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

We have incurred indebtedness under the CARES Act which may be subject to audit, may not be forgivable and may eventually have to be repaid. Any repayment of such indebtedness may limit the funds available to us and may restrict our flexibility in operating our business or otherwise adversely affect our results of operations

On April 15, 2020, we received funds under notes and related documents (“PPP Loans”) with CIBC Bank, USA under the Paycheck Protection Program (the “PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as amended by the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”) in response to the COVID-19 pandemic and is administered by the U.S. Small Business Administration (the “SBA”). We received total proceeds of $9,530 from the PPP Loans and made repayments of $379 on May 13, 2020. Under the terms of the CARES Act, as amended by the Flexibility Act, the PPP Loans and accrued interest and fees may be forgiven following a period of twenty-four weeks after PPP Loan proceeds are received (the “covered period”) if they are used for qualifying expenses as described in the CARES Act including payroll costs and benefits (which must equal or exceed 60% of the amount requested to be forgiven), rent, mortgage interest and utilities which are subject to certain reductions based on the number of full time equivalent employees and the level of compensation for employees during such period. Subject to the terms and conditions applicable to loans administered by the SBA under the PPP, as amended by the Flexibility Act, the unforgiven portion of a PPP Loan would be payable over a two year period at an interest rate of 1.00%, with a deferral of payments of principal, interest and fees until the date on which the SBA conveys the loan forgiveness amount to the lender (or notifies the lender that no loan forgiveness is allowed), provided that the borrower applies for forgiveness within 10 months after the last day of the covered period (and if not, payment of principal and interest shall commence 10 months after the last day of the covered period).

We used at least 60% of our PPP Loan proceeds to pay for payroll costs and the balance on other eligible qualifying expenses that we believe to be consistent with the PPP and plan to submit our forgiveness applications to the CIBC Bank, USA in the first quarter of 2021. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of the PPP Loans, if all or substantially all of the PPP Loans are not forgiven or it is subsequently determined that the PPP Loans must be repaid, we may be required to use a substantial portion of our available cash and/or cash flows from operations to pay interest and principal on the PPP Loans. In addition, although we have no current intention of repaying the PPP Loans, any future repayment of such loans, or our inability to qualify for forgiveness, would adversely impact our operations and financial results.

The U.S. Department of the Treasury has announced that it will conduct audits for PPP Loans that exceed $2,000. Should we be audited or reviewed by the U.S. Department of the Treasury or the SBA, such audit or review could result in the diversion of management’s time and attention and cause us to incur significant costs. If we were to be audited and receive an adverse outcome in such an audit, we could be required to return the full amount of the PPP Loans and may potentially be subject to civil and criminal fines and penalties.

RISKS RELATED TO OWNING OUR COMMON STOCK

There is a limited trading market for our securities and the market price of our securities is subject to volatility.

Our common stock trades on the Nasdaq Capital Market. Historically, we have not had an active trading market for our common stock. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. The market price and level of trading of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, our limited trading volume, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our business and the general state of the securities market, as well as general economic, political and market conditions and other factors that may affect our future results.  In 2020, the closing price of our common stock varied from a high of $8.75 per share to a low of $1.19 per share. Stockholders may have incurred substantial losses with regard to any investment in our common stock adversely affecting stockholder confidence.

Limitations on our ability to utilize our net operating losses (“NOLs”) may negatively affect our financial results.

We may not be able to utilize all of our NOLs. For financial statement presentation, all benefits associated with the NOL carryforwards have been reserved; therefore, this potential asset is not reflected on our balance sheet. To the extent available, we will use any NOL carryforwards to reduce the U.S. corporate income tax liability associated with our operations. However, if we do not achieve sufficient profitability prior to their expiration, we will not be able to fully utilize our NOLs to offset income. Section 382 of the IRC (“Section 382”) generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. Our ability to utilize NOL carryforwards and built in losses may be limited, under Section 382 or otherwise, by our issuance of common stock or by other changes in ownership of our stock. After analyzing Section 382 in 2010 we determined that aggregate changes in our stock ownership had triggered an annual limitation of NOL carryforwards and built in losses available for utilization to $14,284 per annum. Although this event limited the amount of pre ownership change date NOLs and built in losses we can utilize annually, it does not preclude us from fully utilizing our current NOL carryforwards prior to their expiration. However, subsequent changes in our stock ownership could further limit our ability to use our NOL carryforwards and our income could be subject to taxation earlier than it would if we were able to use NOL carryforwards and built in losses without an annual limitation, which could result in lower profits. To address these concerns, in February 2013 we adopted a Section 382 Stockholder Rights Plan, which was subsequently approved by our stockholders and extended in 2016 and 2019 for additional three-year periods (as amended, the “Rights Plan”), designed to preserve our substantial tax assets associated with NOL carryforwards under Section 382. The Rights Plan is intended to deter any person or group from being or becoming the beneficial owner of 4.9% or more of our common stock and thereby triggering a further limitation of our available NOL carryforwards. See Note 13, “Income Taxes” of our consolidated financial statements for further discussion of our Rights Plan. There can be no assurance that the Rights Plan will be effective in protecting our NOL carryforwards. Additionally, because the Rights Plan subjects any person that acquires 4.9% of our common stock without the Board’s permission to significant dilution, it could make it harder for a third party to acquire us without the consent of the Board. In particular, the Rights Plan may deter a third party from completing or even initiating an acquisition of the Company, which may prevent stockholders from realizing a control premium from a potential acquirer, or from otherwise maximizing stockholder value.

INTELLECTUAL PROPERTY RISKS

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

LEGAL, TAX, REGULATORY AND COMPLIANCE RISKS

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

One such federal government program, the PTC, provides a supplemental payment based on electricity produced from each qualifying wind turbine. Legislative support for the PTC has been intermittent since its introduction in 1992, which has caused volatility in the demand for new wind energy projects. In 2015, the PTC was extended for a five-year period, with a time-based phase-out depending on the year the wind project is commenced. The phase-out schedule legislated in 2015 provided for: 100% extension of the credit for projects commenced before the end of 2016, 80% extension of the credit for projects commenced in 2017, 60% extension of the credit for projects commenced in 2018 and 40% extension of the credit for projects commenced in 2019. As part of a year-end tax extenders bill in 2019, the PTC was extended for an additional year, allowing for a 60% extension of the credit for projects commenced before the end of 2020.

On December 27, 2020, COVID IV was signed into law. As part of COVID IV, the PTC was extended for an additional year, allowing for a 60% credit for projects that start construction by the end of 2021.  In order to benefit from the PTC, qualifying projects must either be completed within four years from their start of construction, or the developer must demonstrate that its projects are in continuous construction between start of construction and completion. As a result of COVID IV, the PTC will subsidize wind projects commenced as late as 2021 and completed by 2025, or later if continuous construction can be demonstrated. The PTC tax benefits are available for the first ten years of operation of a wind energy facility, and also applies to significant redevelopment of existing wind energy facilities. Included in COVID IV is the addition of a new 30% ITC created for offshore wind projects that start construction by the end of 2025. The provision will be retroactively applied to projects that started production in 2016.

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

The existence of government subsidies available to our competitors in certain countries may affect our ability to compete on a price basis. In 2013, the U.S. International Trade Commission (“USITC”) determined that wind towers from China and Vietnam were being sold in the U.S. at less than fair value. As a result of that determination, the USDOC issued antidumping and countervailing duty orders on imports of wind towers from China and an antidumping duty order on imports of towers from Vietnam. In May 2018, the U.S. Court of Appeals affirmed the decision from the U.S. Court of International trade and at the same time excluded CS Wind Vietnam from the antidumping order. In April 2019, the USDOC extended the term of these duties for an additional five-year period. Following a renewed surge of tower imports from countries not impacted by existing tariffs, in July 2020, the USDOC issued antidumping and countervailing duty orders on imports of wind towers from Canada, Indonesia, South Korea and Vietnam and an antidumping order on imports of towers from Vietnam.  Then in September 2020, a new trade case was brought before the USDOC and USITC, to assess whether wind towers imported from India, Malaysia and Spain were being sold in the U.S. at less than fair value. In November 2020, the USDOC issued an affirmative preliminary determination in the countervailing duty and anti-dumping investigations against each country listed in the case. A final determination in the antidumping and countervailing duties investigations is expected to be issued by the USITC no later than November 2021.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Cicero, Illinois, a suburb located west of Chicago, Illinois. In addition, the Subsidiaries own or lease operating facilities, which are presented by operating segment as follows (information below is as of December 31, 2020).

		Owned /	Approximate
Operating Segment and Facility Type	Location	Leased	Square Footage
Heavy Fabrications (1)
Tower Manufacturing	Manitowoc, WI	Leased	213,000
Tower Manufacturing	Abilene, TX	Owned	175,000
Industrial Fabrications Manufacturing	Manitowoc, WI	Leased	103,000
Gearing and Corporate
Gearing System Manufacturing—Machining and Corporate Administration	Cicero, IL	Leased	301,000
Gearing System Manufacturing—Heat Treatment and Gearbox Repair	Neville Island, PA	Owned	52,000
Industrial Solutions
Industrial Solutions Manufacturing	Sanford, NC	Leased	105,000

(1)	The Heavy Fabrications segment listing does not include the tower storage yards of 40 acres in Manitowoc, WI and 25 acres in Abilene, TX.

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

	Common Stock
	High	Low
2020
First quarter	$2.35	$1.19
Second quarter	4.00	1.31
Third quarter	5.68	2.77
Fourth quarter	8.75	2.73

	Common Stock
	High	Low
2019
First quarter	$1.75	$1.30
Second quarter	2.35	1.60
Third quarter	2.36	1.62
Fourth quarter	1.85	1.45

The closing price for our common stock as of February 19, 2021 was $9.14. As of February 19, 2021, there were 44 holders of record of our common stock.

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

Repurchases

There were no repurchases of our equity securities under our repurchase program made during the years ended December 31, 2020 and 2019.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities for the years ended December 31, 2020 or 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for information as of December 31, 2020 with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such are not required to provide information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Annual Report, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its Subsidiaries.

(Dollar amounts are presented in thousands, except per share data and unless otherwise stated)

We booked $148,882 in net new orders in 2020, down from $221,549 in 2019 which was predominately driven by a reduction in tower orders within our Heavy Fabrications segment, as certain tower customers secured production capacity in the prior year in advance of historical lead times due to surging wind tower installation expectations in 2020. Other industrial fabrication orders, also included in the Heavy Fabrications segment, decreased $5,036 or 24%, primarily due to weaker mining and construction demand as customers deferred or reduced inventory purchases due to economic uncertainty stemming from the COVID-19 pandemic. Gearing orders declined $349, primarily due to reduced global demand for O&G and mining customers reducing capital purchases due to the demand effects associated with the COVID-19 pandemic, partially offset by the timing of orders from aftermarket wind customers. Our Industrial Solutions segment had $17,922 in orders in 2020, an increase of $1,496 over 2019, primarily due to higher customer demand for gas turbine components, partially offset by the absence of a solar kitting project order received in the prior year. At December 31, 2020, total backlog was $92,854, down 35% from $142,302 at December 31, 2019 primarily due to the aforementioned reduction in tower and other industrial fabrication orders.

We recognized revenue of $198,496 in 2020, up 11% from revenue of $178,220 in 2019.  Within the Heavy Fabrications segment, tower revenue increased 20% primarily due to the expansion of the customer base and an overall increase in U.S. wind tower installations. Additionally, within the Heavy Fabrications segment, industrial fabrication product line revenues increased 22% from 2019, primarily as a result of our ongoing diversification efforts, where growth in material handling and mining markets offset declines in the construction market. Gearing revenue was down $9,741 from 2019, driven primarily by lower order intake during the current year due to reduced global demand for oil and general market uncertainty stemming from the COVID-19 pandemic. The COVID-19 pandemic also negatively impacted other cyclical end markets. Industrial Solutions revenue was up $3,635 or 25% primarily due to higher customer demand for new gas turbine content, partially offset by the absence of revenue associated with a solar kitting project in 2019.

We reported a net loss of $1,487, or $0.09 per share in 2020, compared to a net loss of $4,523 or $0.28 per share in 2019. The improvement in earnings was primarily due to higher capacity utilization in our Heavy Fabrications segment and improved operating performance in the Industrial Solutions segment. Partially offsetting this improvement was decreased revenue, a lower margin sales mix and manufacturing inefficiencies associated with lower activity levels in the Gearing segment.

We use our credit facility to fund working capital requirements and believe that our credit facility, together with the operating cash generated by our businesses, and any potential proceeds from access to the public or private debt or equity markets, are sufficient to meet all cash obligations over the next twelve months. On December 31, 2020, we had $1,245 drawn under our $35,000 line of credit, and $3,372 of cash on hand, resulting in $24,050 of available liquidity. For a further discussion of our capital resources and liquidity, including a description of recent amendments and waivers under our credit facility, please see the discussion under “Liquidity, Financial Position and Capital Resources” in this Annual Report on Form 10-K.

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

Overall, through December 31, 2020, we have experienced an adverse impact to our business, operations and financial results as a result of this pandemic due in part to the decline in order activity levels for Gearing and Heavy Fabrications. Additionally, throughout 2020, we incurred manufacturing inefficiencies associated with supply chain disruptions and realized employee staffing constraints due to the spread of the COVID-19 pandemic.

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

Key Financial Measures

	Year Ended
	December 31,
	2020	2019
Net revenues	$198,496	$178,220
Net loss	$(1,487)	$(4,523)
Adjusted EBITDA (1)	$7,985	$7,226
Capital expenditures	$1,547	$1,844
Free cash flow (2)	$6,956	$4,803
Operating working capital (3)	$5,062	$5,580
Total debt (4)	$10,787	$13,422
Total orders	$148,882	$221,549
Backlog at end of period (5)	$92,854	$142,302
Book-to-bill (6)	0.8	1.2

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

(3)	We define operating working capital as accounts receivable and inventory net of accounts payable and customer deposits.

(4)	Total debt at December 31, 2020 includes PPP loans totaling $9,151.

(5)	Our backlog at December 31, 2020 is net of revenue recognized over time.

(6)	We define book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Year Ended
	December 31,
	2020	2019
Net loss from continuing operations	$(1,487)	$(4,586)
Interest expense	1,984	2,309
Income tax provision	48	38
Depreciation and amortization	6,279	7,497
Share-based compensation and other stock payments	1,161	1,956
Restructuring costs	—	12
Adjusted EBITDA	7,985	7,226
Changes in operating working capital	518	(580)
Capital expenditures	(1,547)	(1,844)
Proceeds from disposal of property and equipment	—	1
Free Cash Flow	$6,956	$4,803

RESULTS OF OPERATIONS

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019.

	Year Ended December 31,				2020 vs. 2019
		% of Total		% of Total
	2020	Revenue	2019	Revenue	$ Change	% Change
Revenues	$198,496	100.0%	$178,220	100.0%	$20,276	11.4%
Cost of sales	180,495	90.9%	162,808	91.4%	17,687	10.9%
Gross profit	18,001	9.1%	15,412	8.6%	2,589	16.8%
Operating expenses
Selling, general and administrative expenses	16,846	8.5%	16,086	9.0%	760	4.7%
Intangible amortization	733	0.4%	1,683	0.9%	(950)	(56.4)%
Total operating expenses	17,579	8.9%	17,769	10.0%	(190)	(1.1)%
Operating income (loss)	422	0.2%	(2,357)	(1.3)%	2,779	117.9%
Other expense, net				—%
Interest expense, net	(1,984)	(1.0)%	(2,309)	(1.3)%	325	14.1%
Other, net	123	0.1%	118	0.1%	5	4.2%
Total other expense, net	(1,861)	(0.9)%	(2,191)	(1.2)%	330	15.1%
Net loss before provision for income taxes	(1,439)	(0.7)%	(4,548)	(2.6)%	3,109	68.4%
Provision for income taxes	48	0.0%	38	0.0%	10	26.3%
Loss from continuing operations	(1,487)	(0.7)%	(4,586)	(2.6)%	3,099	67.6%
Income from discontinued operations, net of tax	—	—%	63	0.0%	(63)	(100.0)%
Net loss	$(1,487)	(0.7)%	$(4,523)	(2.5)%	$3,036	67.1%

Consolidated

Revenues increased by $20,276 during the year ended December 31, 2020. Higher capacity utilization in the Heavy Fabrications segment was driven primarily by an expansion of our customer base and an increase in wind tower deliveries to support industry-wide installation growth in the current year. Also, within the Heavy Fabrications segment, industrial fabrication product line revenues increased 22% from 2019 primarily as a result of our ongoing diversification efforts. Partially offsetting this improvement was a decrease in Gearing segment revenues of $9,741 due primarily to lower order intake during the current year due to reduced global demand for oil and general market uncertainty stemming from the COVID-19 pandemic.  Industrial Solutions revenue was up $3,635 or 25% primarily due to higher customer demand for new gas turbine content, partially offset by the absence of revenue associated with a solar kitting project recognized in 2019.

Gross profit increased by $2,589 during the year ended December 31, 2020. The increase in gross profit reflects improved capacity utilization in the Heavy Fabrications segment, partially offset by increased manufacturing inefficiencies associated with lower activity levels in the Gearing segment and supply chain constraints associated with the COVID-19 pandemic. As a result, our gross margin increased from 8.6% for the year ended December 31, 2019, to 9.1% for the year ended December 31, 2020.

Operating expenses for the year ended December 31, 2020 were flat compared to the prior year as an increase in professional fees was more than offset by reduced amortization expenses attributable to the absence of the accelerated amortization of the Red Wolf trade name in the prior year. Operating expenses as a percentage of sales decreased from 10.0% to 8.9% in 2020 as compared to 2019.

Loss from continuing operations improved significantly from $4,586 for the year ended December 31, 2019 to $1,487 for the year ended December 31, 2020, primarily as a result of the factors described above.

Heavy Fabrications Segment

The following table summarizes the Heavy Fabrications segment operating results for the twelve months ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019
Orders	$105,843	$179,657
Tower sections sold	1,150	934
Revenues	155,198	128,686
Operating income	10,385	1,861
Operating margin	6.7%	1.4%

The reduction in Heavy Fabrications orders was a result of certain tower customers securing production capacity in the prior year in advance of historical lead times due to surging wind tower installation expectations in 2020. Other industrial fabrication orders decreased $5,036 or 24%, primarily due to weaker mining and construction demand as customers deferred or reduced inventory purchases due to economic uncertainty stemming from the COVID-19 pandemic, partially offset by growth in other industrial markets. Segment revenues increased by 21% during the year ended December 31, 2020 primarily due to a 23% increase in tower sections sold and a $3,553 increase in other industrial fabrication revenue, reflecting an expansion of our customer base and investments to broaden our manufacturing capabilities.

Heavy Fabrications segment operating results improved by $8,524 versus the prior year. The improvement primarily reflected the higher segment capacity utilization and a more profitable product mix sold. This improvement was partially offset by a more complex product mix sold and other manufacturing variances primarily attributable to supply chain constraints and other impacts of the COVID-19 pandemic. Operating profit margin was 6.7% during the year ended December 31, 2020 compared to 1.4% during the year ended December 31, 2019.

Gearing Segment

The following table summarizes the Gearing segment operating results for the twelve months ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019
Orders	$25,117	$25,466
Revenues	25,136	34,877
Operating (loss) income	(3,883)	3,237
Operating margin	(15.4)%	9.3%

Gearing segment orders for the year ended December 31, 2020 declined $349 compared to the year ended December 31, 2019 primarily due to reduced O&G orders attributable to decreased global demand for oil. Other markets within the Gearing segment, primarily mining, realized lower new order demand in 2020 as customers delayed or reduced capital purchases due to economic uncertainty stemming from the COVID-19 pandemic. These decreases were partially offset by the timing of orders from the aftermarket wind market, which are typically placed by customers to secure production capacity over multiple periods. Revenues decreased 28% during the year ended December 31, 2020 primarily due to lower order intake during recent periods due to the aforementioned low oil prices and reduction of customer orders due to general market uncertainty associated with the COVID-19 pandemic.

The Gearing segment reported an operating loss of $3,883 during the year ended December 31, 2020 primarily due to a decrease in sales, a lower margin sales mix and manufacturing inefficiencies associated with lower activity levels. Operating margin was (15.4)% for the year ended December 31, 2020 compared to 9.3% during the year ended December 31, 2019.

Industrial Solutions Segment

The following table summarizes the Industrial Solutions segment operating results for the twelve months ended December 31, 2020 and 2019.

	Year Ended
	December 31,
	2020	2019
Orders	$17,922	$16,426
Revenues	18,299	14,664
Operating income (loss)	881	(1,059)
Operating margin	4.8%	(7.2)%

Industrial Solutions segment orders and revenues increased in 2020 primarily due to stronger demand for gas turbine content. This was partially offset by the absence of a solar kitting order received in 2019.

The Industrial Solutions segment operating results improved by $1,940 during the year ended December 31, 2020 as a result of the revenue growth and general operating efficiencies. In addition, the current year benefitted from the absence of $871 of accelerated amortization charges associated with the Red Wolf trade name. The operating margin improved from a loss of 7.2% during the year ended December 31, 2019, to 4.8% during the year ended December 31, 2020.

Corporate and Other

Corporate and Other expenses increased by $557 during the year ended December 31, 2020. The increase was primarily attributable to increased professional service expenses in the current year, partially offset by lower incentive compensation.

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

In many instances within our Heavy Fabrications segment, wind towers are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition versus shipment, due to our customers’ preference to ship products in batches to support efficient construction of wind farms. We recognize revenue under these arrangements when there is a substantive reason for the arrangement (i.e., the buyer requests the arrangement), the ordered goods are segregated from inventory and not available to fill other orders, the goods are currently ready for physical transfer to the customer, and we do not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

During 2020, we also recognized revenue over time, versus point in time, when products in the Gearing and Heavy Fabrications segments had no alternative use to us and we had an enforceable right to payment, including profit, upon termination of the contract by the customer. Since the projects are labor intensive, we use labor hours as the input measure of progress for the contract. Contract assets are recorded when performance obligations are satisfied but we are not yet entitled to payment. We recognize contract assets associated with this revenue which represents our rights to consideration for work completed but not billed at the end of the period.  We did not recognize any revenue over time during the year ended December 31, 2019.

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

Inventories are stated at the lower of cost or net realizable value. Where necessary, we have recorded a reserve for the excess of cost over market value in our inventory allowance. Market value of inventory, and management’s judgment concerning the need for reserves, encompasses consideration of many business factors including physical condition, inventory holding period, contract terms and usefulness. Inventories are valued based either on actual cost or using a first-in, first out method.

Long-Lived Assets

We review property and equipment and other long-lived assets (“long-lived assets”) for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Due to the Gearing's segment recent operating losses, we continue to evaluate the recoverability of certain of the long-lived assets associated with that segment. During October 2020, we identified a triggering event associated with the Gearing's segment operating losses. In accordance with GAAP, we compared the carrying value of the Gearing asset group to the forecast undiscounted cash flows associated with this asset group. Based on the analysis performed, the forecast undiscounted cash flows exceeded the carrying value resulting in no recorded impairment of this group.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of December 31, 2020, cash totaled $3,372, an increase of $956 from December 31, 2019. We have in place a line of credit with CIBC Bank (the “Credit Facility”) under which we can borrow up to $35,000, depending on our borrowing base. Debt and finance lease obligations at December 31, 2020 totaled $14,210, and we had the ability to borrow up to $20,678 under the Credit Facility. We also utilize supply chain financing arrangements as a component of our funding for working capital, which accelerates receivable collections and helps to better manage cash flow. Under these agreements, we have agreed to sell certain of our accounts receivable balances to banking institutions who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements. The balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the consolidated statements of cash flows. Fees incurred in connection with the agreements are recorded as interest expense.

On October 29, 2020, we executed the First Amendment to the 2016 Amended and Restated Loan Agreement, implementing a payoff of a syndicated lender and a pricing grid based on our trailing twelve month EBITDA under which applicable margins range from 2.25% to 2.75% for LIBOR rate loans and 0.00% and 0.75% for base rate loans, and extending the term of the Credit Facility to July 31, 2023. We were in compliance with all covenants under the Credit Facility as of December 31, 2020.

On February 23, 2021, we executed the Second Amendment to the 2016 Amended and Restated Loan Agreement (the “Second Amendment”) which waived testing of the fixed charge coverage covenant for the quarters ending March 31, 2021 and June 30, 2021, added a new liquidity covenant applicable to the quarter ending March 31, 2021, and new minimum EBITDA covenants applicable to the quarters ending March 31, 2021 and June 30, 2021. For a more detailed description of the Second Amendment refer to Item 9B of this Form 10-K.

On April 15, 2020, we received unsecured funds under notes and related documents (“PPP Loans”) with CIBC under the Paycheck Protection Program (the “PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020 in response to the COVID-19 pandemic and is administered by the U.S. Small Business Administration (the “SBA”). We received total proceeds of $9,530 from the PPP loans and made repayments of $379 on May 13, 2020. Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 enacted on June 5, 2020 (the “Flexibility Act”), the PPP Loans, and accrued interest and fees may be forgiven following a period of twenty-four weeks after PPP Loan proceeds are received (the “covered period”) if they are used for qualifying expenses as described in the CARES Act including payroll costs and benefits (which must equal or exceed 60% of the amount requested to be forgiven), rent, mortgage interest, and utilities, which are subject to certain reductions based on the number of full time equivalent employees and the level of compensation for employees during such covered period. The amount of loan forgiveness will be reduced if the borrower terminates employees or significantly reduces salaries during such period, subject to certain exceptions. Subject to the terms and conditions applicable to loans administered by the SBA under the PPP, as amended by the Flexibility Act, the unforgiven portion of a PPP Loan is payable over a two year period at an interest rate of 1.00%, with a deferral of payments of principal, interest and fees until the date on which the SBA conveys the loan forgiveness amount to the lender (or notifies the lender that no loan forgiveness is allowed), provided that the borrower applies for forgiveness within 10 months after the last day of the covered period (and if not, payment of principal and interest shall commence 10 months after the last day of the covered period). We used at least 60% of the amount of the PPP Loans proceeds to pay for payroll costs and the balance on other eligible qualifying expenses that we believe to be consistent with the terms of the PPP and plan to submit our forgiveness applications to CIBC during the first quarter of 2021. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of the PPP Loans, we cannot provide assurance that we have not taken and will not take actions that could cause us to be ineligible for forgiveness of the PPP Loans, in whole or in part.

We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances, our Credit Facility, additional equipment financing, and access to the public or private debt and/or equity markets, including the option to raise additional capital from the sale of our securities under a “shelf” registration statement on Form S-3.

Other

In 2016, we entered into a $570 unsecured loan agreement with the Development Corporation of Abilene which is included in long-term debt, less current maturities. The loan is forgivable upon us meeting and maintaining specific employment thresholds. During each of the years ended December 31, 2020 and 2019, $114 of the loan was forgiven. As of December 31, 2020, the loan balance was $228. In addition, we have outstanding notes payable for capital expenditures in the amount of $163 and $1,563 as of December 31, 2020 and 2019, respectively, with $161 and $1,400 included in the “Line of credit and other notes payable” line item of our consolidated financial statements as of December 31, 2020 and 2019, respectively. The notes payable have monthly payments that range from $1 to $36 and an interest rate of 5%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from February 2021 to August 2022.

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019
Total cash provided by (used in):
Operating activities	$5,191	$4,521
Investing activities	(1,547)	(1,843)
Financing activities	(2,688)	(1,444)
Discontinued operations	—	5
Net increase in cash	$956	$1,239

Operating Cash Flows

During the year ended December 31, 2020, net cash provided by operations was $5,191 compared to net cash provided by operating activities of $4,521 for the year ended December 31, 2019. The increase in net cash provided by operating activities was primarily due to improved operating performance and a decrease in inventory levels in the current year, partially offset by reductions in accounts payable and customer deposits.

Investing Cash Flows

During the year ended December 31, 2020, net cash used in investing activities was $1,547 compared to net cash used in investing activities of $1,843 for the year ended December 31, 2019. The decrease was the result of a $296 decrease of net purchases of property and equipment during the year as we deferred capital investments in response to general economic uncertainty associated with the COVID-19 pandemic.

Financing Cash Flows

During the year ended December 31, 2020, net cash used in financing activities totaled $2,688 compared to net cash used in financing activities of $1,444 for the year ended December 31, 2019. The increase in net cash used in financing activities was primarily due to increased net repayments on our Credit Facility in the current year, partially offset by PPP loan proceeds received in the current year.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal year reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of December 31, 2020.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2020.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 23, 2021, Broadwind, Inc. and its subsidiaries (collectively, the “Company”) entered into a Second Amendment (the “Second Amendment”) to the Amended and Restated Loan and Security Agreement dated February 25, 2019 between the Company and CIBC Bank USA, as administrative agent and sole lead arranger and the other financial institutions party thereto. Among other changes, the Second Amendment waived the fixed charge coverage covenant for the quarters ending March 31, 2021 and June 30, 2021, added a new liquidity covenant applicable to the quarter ending March 31, 2021, and new minimum EBITDA covenants applicable to the quarters ending March 31, 2021 and June 30, 2021.

The foregoing description of the Second Amendment is not intended to be complete and is qualified in its entirety by reference to the Second Amendment to Amended and Restated Loan and Security Agreement, which is attached hereto as Exhibit 10.33 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of the description of our Code of Ethics and Business Conduct below, the information required by this item is incorporated herein by reference from the discussion under the headings “Directors and Director Compensation,” “Corporate Governance,” “Executive Officers” and “Other Matters—Delinquent Section 16(a) Reports” in our definitive Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”).

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct (the “Code”) that applies to all of our directors, executive officers and senior financial officers (including our principal executive officer, principal financial officer, principal accounting officer, controller, and any person performing similar functions). The Code is available on our website at www.bwen.com under the caption “Investors” and is available in print, free of charge, to any stockholder who sends a request for a paper copy to Broadwind, Inc., Attn: Investor Relations, 3240 South Central Avenue, Cicero, IL 60804. We intend to include on our website any amendment to, or waiver from, a provision of the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding director and executive compensation is incorporated by reference from the discussion under the headings “Directors and Director Compensation” and “Executive Officers and Executive Compensation” in the 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference from the discussion under the heading “Security Ownership of Certain Beneficial Holders and Management” in the 2021 Proxy Statement.

The following table provides information as of December 31, 2020, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Number of securities
remaining available for
	Number of securities			future issuances under
	to be issued upon		Weighted‑average	equity compensation
	exercise of		exercise price of	plans (excluding
	outstanding options,		outstanding options,	securities reflected in
Plan Category	warrants, and rights		warrants, and rights	column (a))
Equity compensation plans approved by stockholders	1,332,884	(1)	$1.86	132,304
Total	1,332,884		$1.86	132,304

(1)	Includes outstanding restricted stock awards pursuant to the Broadwind Energy, Inc. 2015 Equity Incentive Plan. This plan has been approved by our stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the discussion under the headings “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the discussion under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2021 Proxy Statement.

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

3. Exhibits

The exhibits listed on the Index to Exhibits (pages 70 through 71) are filed as part of this Annual Report.

ITEM 16. FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Broadwind, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Broadwind, Inc.(the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Long-Lived Assets

As described in Note 7 of the consolidated financial statements, the Company’s evaluation of long-lived asset impairment involves the comparison of the undiscounted future cash flows of a respective asset group to its corresponding carrying value. This requires management to make significant qualitative and quantitative estimates and assumptions including estimates of future revenue growth rates, operating margins, and capital expenditures. Changes in these assumptions could have a significant impact on the amount of undiscounted cash flows, which could have an impact on the impairment charge, if any.

The Company’s Gearing asset group experienced a decline in revenue and operating margin during the year-ended December 31, 2020. Company management determined that the carrying amount of the Gearing asset group may not be recoverable based on the change in operating performance. Accordingly, the Company performed an impairment assessment of the asset group as of October 31, 2020. As part of the impairment assessment, it was determined that the reporting unit had undiscounted future cash flows that exceeded its estimated carrying value. Additionally, there were no changes in facts or circumstances following the October 31, 2020 assessment through year-end which would alter the Company’s initial undiscounted future cash flows or carrying value estimates. As a result, no impairment charge was recorded in the consolidated statement of operations for the year ended December 31, 2020. Key financial assumptions used to determine the undiscounted cash flows of the asset group were developed by management.

We identified the long-lived asset impairment assessment of the Gearing asset group as a critical audit matter because of the high degree of judgement and subjectivity involved in auditing management’s assumptions regarding the primary asset determination, revenue growth rates, operating cash flow margins and capital expenditures utilized to determine the recoverability of the asset group’s long-lived assets.

How the Critical Audit Matter Was Addressed in the Audit

The audit procedures performed related to the evaluation of Company management’s assumptions and estimates relating to their determination of recoverability of the Gearing asset group included the following, among others:

●

Evaluated the reasonableness of management’s determination of the primary asset of the asset group which included comparing the estimated future cash flows derived from the primary asset compared to other assets within the asset grouping.

●	Evaluated the reasonableness of management’s forecasted revenue, expense growth rates and capital expenditures by comparing the projections to historical results and industry expectations.
●	Evaluated the impact of changes to significant assumptions on the recoverability of the asset group.

/S/ RSM US LLP

We have served as the Company's auditor since 2016.

Chicago, Illinois

February 25, 2021

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash	$3,372	$2,416
Accounts receivable, net	15,337	18,310
Contract assets	2,253	—
Inventories, net	26,724	31,863
Prepaid expenses and other current assets	2,909	2,124
Total current assets	50,595	54,713
LONG-TERM ASSETS:
Property and equipment, net	45,195	46,940
Operating lease right-of-use assets	19,321	15,980
Intangible assets, net	4,186	4,919
Other assets	385	314
TOTAL ASSETS	$119,682	$122,866
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and other notes payable	$1,406	$12,917
Current portion of finance lease obligations	1,427	546
Current portion of operating lease obligations	1,832	1,326
Accounts payable	18,180	21,876
Accrued liabilities	6,307	4,911
Customer deposits	18,819	22,717
Total current liabilities	47,971	64,293
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	9,381	505
Long-term finance lease obligations, net of current portion	1,996	673
Long-term operating lease obligations, net of current portion	19,569	16,591
Other	104	44
Total long-term liabilities	31,050	17,813
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 17,211,498 and 16,830,930 shares issued as of December 31, 2020, and December 31, 2019, respectively	17	17
Treasury stock, at cost, 273,937 shares as of December 31, 2020 and December 31, 2019	(1,842)	(1,842)
Additional paid-in capital	384,749	383,361
Accumulated deficit	(342,263)	(340,776)
Total stockholders’ equity	40,661	40,760
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,682	$122,866

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2020	2019
Revenues	$198,496	$178,220
Cost of sales	180,495	162,808
Gross profit	18,001	15,412
OPERATING EXPENSES:
Selling, general and administrative	16,846	16,086
Intangible amortization	733	1,683
Total operating expenses	17,579	17,769
Operating income (loss)	422	(2,357)
OTHER EXPENSE, net:
Interest expense, net	(1,984)	(2,309)
Other, net	123	118
Total other expense, net	(1,861)	(2,191)
Net loss before provision for income taxes	(1,439)	(4,548)
Provision for income taxes	48	38
LOSS FROM CONTINUING OPERATIONS	(1,487)	(4,586)
INCOME FROM DISCONTINUED OPERATIONS	—	63
NET LOSS	(1,487)	(4,523)
NET LOSS PER COMMON SHARE—BASIC:
Loss from continuing operations	(0.09)	(0.28)
Income from discontinued operations	—	0.00
Net loss	$(0.09)	$(0.28)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	16,746	16,127
NET LOSS PER COMMON SHARE—DILUTED:
Loss from continuing operations	(0.09)	(0.28)
Income from discontinued operations	—	0.00
Net loss	$(0.09)	$(0.28)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	16,746	16,127

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Issued		Issued	Additional	Accumulated
	Issued	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
BALANCE, Balance at December 31, 2018	15,982,622	$16	(273,937)	$(1,842)	$381,441	$(336,253)	$43,362
Stock issued for restricted stock	223,580	1	—	—	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	624,728	—	—	—	962	—	962
Share-based compensation	—	—	—	—	958	—	958
Net loss	—	—	—	—	—	(4,523)	(4,523)
BALANCE, December 31, 2019	16,830,930	$17	(273,937)	$(1,842)	$383,361	$(340,776)	$40,760
Stock issued for restricted stock	289,087	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,156	—	1,156
Sale of common stock, net	91,481	—	—	—	232	—	232
Net loss	—	—	—	—	—	(1,487)	(1,487)
BALANCE, December 31, 2020	17,211,498	$17	(273,937)	$(1,842)	$384,749	$(342,263)	$40,661

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,487)	$(4,523)
Income from discontinued operations	—	63
Loss from continuing operations	(1,487)	(4,586)
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization expense	6,279	7,497
Deferred income taxes	(4)	(30)
Change in fair value of interest rate swap agreements	167	34
Stock-based compensation	1,156	958
Allowance for doubtful accounts	346	(63)
Common stock issued under defined contribution 401(k) plan	—	962
Gain on disposal of assets	—	(1)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2,627	(792)
Contract assets	(2,253)	—
Inventories	5,139	(9,193)
Prepaid expenses and other current assets	(865)	(585)
Accounts payable	(3,320)	9,769
Accrued liabilities	1,229	1,105
Customer deposits	(3,898)	(790)
Other non-current assets and liabilities	75	236
Net cash provided by operating activities	5,191	4,521
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,547)	(1,844)
Proceeds from disposals of property and equipment	—	1
Net cash used in investing activities	(1,547)	(1,843)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	153,891	177,081
Payments on line of credit	(164,163)	(176,564)
Proceeds from long-term debt	9,530	—
Payments on long-term debt	(1,186)	(937)
Principal payments on finance leases	(992)	(1,024)
Proceeds from sale of common stock, net	232	—
Net cash used in financing activities	(2,688)	(1,444)
DISCONTINUED OPERATIONS:
Operating cash flows	—	5
Net cash provided by discontinued operations	—	5
NET INCREASE IN CASH	956	1,239
CASH beginning of the period	2,416	1,177
CASH end of the period	$3,372	$2,416
Supplemental cash flow information:
Interest paid	$1,449	$1,619
Income taxes paid	$81	$49
Non-cash activities:
Issuance of restricted stock grants	$1,156	$958
Equipment additions via finance lease	$3,196	$704
Non-cash purchases of property and equipment	$376	$552

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Broadwind, Inc. (the “Company”) is a precision manufacturer of structures, equipment and components for clean tech and other specialized applications. The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s most significant presence is within the U.S. wind energy industry, although the Company has increasingly diversified into other industrial markets. Within the U.S. wind energy industry, the Company provides products primarily to turbine manufacturers. The Company also provides precision gearing and heavy fabrications to a broad range of industrial customers for oil and gas (“O&G”), mining, steel and other industrial applications, in addition to supplying components for natural gas turbines. The Company has three reportable operating segments: Heavy Fabrications, Gearing, and Industrial Solutions.

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

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

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

Liquidity

The Company meets its short term liquidity needs through cash generated from operations, its available cash balances, through its credit facility (as further discussed in Note 9 “Debt and Credit Agreements” of these consolidated financial statements), equipment financing, access to the public and private debt and/or equity markets, and has the option to raise capital under the Company’s registration statement on Form S-3 (as discussed below). The Company uses the Credit Facility to fund working capital requirements. Under the Credit Facility, borrowings are continuous and all cash receipts are usually applied to the outstanding borrowed balance. As of December 31, 2020, cash totaled $3,372, an increase of $956 from December 31, 2019. The Company had the ability to borrow up to $20,678 under the Credit Facility as of December 31, 2020.

The Company also utilizes supply chain financing arrangements as a component of our funding for working capital, which accelerates receivable collections and helps to better manage cash flow. Under these agreements, the Company has agreed to sell certain of its accounts receivable balances to banking institutions who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements. The balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's consolidated statements of cash flows. Fees incurred in connection with the agreements are recorded as interest expense by the Company.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

Debt and finance lease obligations at December 31, 2020 totaled $14,210, which includes current outstanding debt and finance lease obligations totaling $2,833, due over the next twelve months. The current outstanding debt includes $1,245 outstanding under the Credit Facility.

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

On July 31, 2018, the Company entered into an At Market Issuance Sales Agreement (the "ATM Agreement") with Roth Capital Partners, LLC (the “Agent”). Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through the Agent shares of the Company's common stock, par value $0.001 per share with an aggregate sales price of up to $10,000. The Company will pay a commission to the Agent of 3% of the gross proceeds of the sale of the shares sold under the ATM Agreement and reimburse the Agent for the expenses of their counsel. The Company did not issue any shares of its common stock under the ATM Agreement in 2019. During the year ended December 31, 2020, the Company reinstated the ATM Agreement and issued 91,481 shares of the Company’s common stock thereunder. The net proceeds (before upfront costs) to the Company from the sale of such shares were approximately $321 after deducting commissions paid of approximately $10 and before deducting other expense of $89. The ATM Agreement was terminated in accordance with its terms on October 12, 2020.

In April 2020, the Company received $9,530 in funds under the U.S. Paycheck Protection Program (“PPP”) and made repayments of $379 on May 13, 2020. Refer to Note 9, “Debt and Credit Agreements,” of these consolidated financial statements for more information, including information regarding potential forgiveness of the PPP Loans.

The Company anticipates that current cash resources (which includes proceeds from the PPP Loans), amounts available under the Credit Facility, cash to be generated from operations and equipment financing, and any potential proceeds from the sale of further Company securities under the Form S-3 will be adequate to meet the Company’s liquidity needs for at least the next twelve months.

Summary of Significant Accounting Policies

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include inventory reserves, warranty reserves, impairment of long-lived assets, and allowance for doubtful accounts. Although these estimates are based upon management’s best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from these estimates.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

Cash

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. As of December 31, 2020 and December 31, 2019, cash totaled $3,372 and $2,416, respectively. For the years ended December 31, 2020 and 2019, interest income was $0.

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

During 2020, the Company also recognized revenue over time, versus point in time, when products in the Gearing and Heavy Fabrications segments had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contract by the customer. Since the projects are labor intensive, the Company uses labor hours as the input measure of progress for the contract. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. The Company recognizes contract assets associated with this revenue which represents its rights to consideration for work completed but not billed at the end of the period.  The Company did not recognize any revenue over time during the year ended December 31, 2019.

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

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

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

Historically, the Company’s A/R is highly concentrated with a select number of customers. During the year ended December 31, 2020, the Company’s five largest customers accounted for 78% of its consolidated revenues and 65% of outstanding A/R balances, compared to the year ended December 31, 2019 when the Company’s five largest customers accounted for 79% of its consolidated revenues and 55% of its outstanding A/R balances.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the value that can be realized upon the sale of the inventory less a reasonable estimate of selling costs. Cost is determined either based on the first-in, first-out (“FIFO”) method, or on a standard cost basis that approximates the FIFO method. Any excess of cost over net realizable value is included in the Company’s inventory allowance. Net realizable value of inventory, and management’s judgment of the need for reserves, encompasses consideration of other business factors including physical condition, inventory holding period, contract terms and usefulness.

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

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

Long-Lived Assets

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is recognized using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes, and generally using an accelerated method for income tax reporting purposes. Depreciation expense related to property and equipment for the years ended December 31, 2020 and 2019 was $5,546 and $5,814, respectively. Expenditures for additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the useful lives of the respective assets are expensed as incurred.  Property or equipment sold or disposed of is removed from the respective property accounts, with any corresponding gains and losses recorded within the operating results of the Company’s consolidated statement of operations.

The Company reviews property and equipment and other long-lived assets (“long-lived assets”) for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Asset recoverability is first measured by comparing the assets’ carrying amounts to their expected future undiscounted net cash flows to determine if the assets are impaired.

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

Leases

The Company leases various property and equipment under operating lease arrangements. On January 1, 2019, the Company adopted ASU 2016-02, Leases (“Topic 842”) and ASU 2018-11 using the cumulative effect method. Adopting the standard resulted in the Company recognizing operating lease assets and liabilities on the balance sheet. Rent expense for these types of leases is recognized on a straight-line basis over the lease term. In addition, the Company has entered into finance lease arrangements to finance property and equipment and assumed finance lease obligations in connection with certain acquisitions. The cost basis and accumulated amortization of assets recorded under finance leases are included in property and equipment, while the liabilities are included in finance lease obligations.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

Warranty Liability

The Company provides warranty terms that generally range from one to five years for various products and services relating to workmanship and materials supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable the Company to pursue recovery from third parties for amounts paid to customers under warranty provisions. Warranty liability is recorded in accrued liabilities within the consolidated balance sheet. The Company estimates the warranty accrual based on various factors, including historical warranty costs, current trends, product mix and sales. The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2020 and 2019 were as follows, excluding activity related to the discontinued Services segment:

	As of December 31,
	2020	2019
Balance, beginning of period	$163	$226
Reduction of warranty reserve	(78)	(32)
Warranty claims	(52)	(21)
Other adjustments	—	(10)
Balance, end of period	$33	$163

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

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

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

Share-Based Compensation

The Company grants incentive stock options, restricted stock units (“RSUs”) and/or performance awards (“PSUs”) to certain officers, directors, and employees. The Company accounts for share-based compensation related to these awards based on the estimated fair value of the equity award and recognizes expense ratably over the required vesting term of the award. The expense associated with PSUs is also based on the probability of achieving embedded targets. See Note 14 “Share-Based Compensation” of these consolidated financial statements for further discussion of the Company’s share-based compensation plans, the nature of share-based awards issued and the Company’s accounting for share-based compensation.

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

The following table presents the Company’s revenues disaggregated by revenue source for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Heavy Fabrications	$155,198	$128,686
Gearing	25,136	34,877
Industrial Solutions	18,299	14,664
Eliminations	(137)	(7)
Consolidated	$198,496	$178,220

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

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

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

During the year ended December 31, 2020, the Company recognized $1,438 of revenue from one customer within the Gearing segment and $815 from one customer in the Heavy Fabrications segment over time as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contract. Since the projects are labor intensive, the Company uses labor hours as the input measure of progress for the contracts. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. The Company recognized $2,253 of contract assets associated with this revenue which represents the Company's rights to consideration for work completed but not billed at the end of the period. The Company did not recognize any revenue over time during the year ended December 31, 2019.

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

3. EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2020 and 2019 as follows:

	For the Years Ended December 31,
	2020	2019
Basic earnings per share calculation:
Net loss	$(1,487)	$(4,523)
Weighted average number of common shares outstanding	16,745,531	16,127,296
Basic net loss per share	$(0.09)	$(0.28)
Diluted earnings per share calculation:
Net loss	$(1,487)	$(4,523)
Weighted average number of common shares outstanding	16,745,531	16,127,296
Common stock equivalents:
Non-vested stock awards (1)	—	—
Weighted average number of common shares outstanding	16,745,531	16,127,296
Diluted net loss per share	$(0.09)	$(0.28)

(1)   Stock options and restricted stock units granted and outstanding of 1,332,884 and 1,411,277, respectively, are excluded from the computation of diluted earnings for the years ended December 31, 2020 and 2019 due to the anti-dilutive effect as a result of the Company’s net loss for those respective periods.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

4. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. Although some of the accounting standards issued or effective in the current fiscal year may be applicable to it, the Company believes that none of the new standards have a significant impact on its consolidated financial statements.

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the accounts receivable allowance from operations for the years ended December 31, 2020 and 2019 consists of the following:

	For the Year Ended December 31,
	2020	2019
Balance at beginning of period	$127	$190
Bad debt expense	227	(27)
Write-offs	(77)	(36)
Other adjustments	196	—
Balance at end of period	$473	$127

6. INVENTORIES

The components of inventories from operations as of December 31, 2020 and 2019 are summarized as follows:

	As of December 31,
	2020	2019
Raw materials	$14,586	$22,759
Work-in-process	12,634	8,366
Finished goods	2,704	2,915
	29,924	34,040
Less: Reserve	(3,200)	(2,177)
Net inventories	$26,724	$31,863

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

7. LONG-LIVED ASSETS

The cost basis and estimated lives of property and equipment from continuing operations as of December 31, 2020 and 2019 are as follows:

	As of December 31,
	2020	2019	Life (in years)
Land	$1,423	$1,423
Buildings	20,778	20,747	39
Machinery and equipment	113,266	109,775	2 - 10
Office furniture and equipment	5,099	4,597	3 - 7
Leasehold improvements	9,305	8,974	Shorter of asset life or life of lease
Construction in progress	502	1,093
	150,373	146,609
Less accumulated depreciation and amortization	(105,178)	(99,669)
Total property and equipment	$45,195	$46,940

As of December 31, 2020 and December 31, 2019, the Company had commitments of $463 and $758, respectively, related to the completion of projects within construction in progress.

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

 During 2019, the Company identified a triggering event associated with its continued operating losses within the Industrial Solutions segment. The Company relied upon an undiscounted cash flow analysis and concluded that no impairment to this asset group was indicated as of December 31, 2019. However, in conjunction with the Company’s rebranding initiative, during 2019 the Company decided it would no longer utilize the Red Wolf trade name. As a result, the Company accelerated the amortization of the trade name by $871 so that it was fully amortized in 2019. During October 2020, the Company also identified a triggering event associated with its continued operating losses within the Gearing segment. The Company relied upon an undiscounted cash flow analysis and concluded that no impairment to this asset group was indicated as of December 31, 2020.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

As of December 31, 2020 and 2019, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	December 31, 2020					December 31, 2019
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Noncompete agreements	$170	$(111)	$—	$59	2.1	$170	$(83)	$—	$87	3.1
Customer relationships	15,979	(6,979)	(7,592)	1,408	4.9	15,979	(6,674)	(7,592)	1,713	5.8
Trade names	9,099	(6,380)	—	2,719	6.8	9,099	(5,980)	—	3,119	7.8
Intangible assets	$25,248	$(13,470)	$(7,592)	$4,186	4.6	$25,248	$(12,737)	$(7,592)	$4,919	6.5

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 6 to 20 years. Amortization expense was $733 and $1,683 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, estimated future amortization expense is as follows:

2021	$733
2022	725
2023	664
2024	661
2025	661
2026 and thereafter	742
Total	$4,186

8. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2020 and 2019 consisted of the following:

	December 31,	December 31,
	2020	2019
Accrued payroll and benefits	$5,320	$3,870
Fair value of interest rate swap	148	78
Income taxes payable	78	61
Accrued professional fees	176	136
Accrued warranty liability	33	163
Self-insured workers compensation reserve	74	115
Accrued other	478	488
Total accrued liabilities	$6,307	$4,911

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

9. DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Line of credit	$1,245	$11,517
PPP Loans	9,151	—
Other notes payable	163	1,563
Long-term debt	228	342
Less: Current portion	(1,406)	(12,917)
Long-term debt, net of current maturities	$9,381	$505

As of December 31, 2020, future annual principal payments on the Company’s outstanding debt obligations were as follows:

2021	$1,406
2022	9,381
2023	—
2024	—
2025	—
2026 and thereafter
Total	$10,787

Credit Facilities

On October 26, 2016, the Company established a three-year secured revolving line of credit with CIBC Bank USA (“CIBC”). This line of credit has been amended from time to time. On February 25, 2019, the line of credit was expanded and extended for three years when the Company and its subsidiaries entered into an Amended and Restated Loan and Security Agreement (the “2016 Amended and Restated Loan Agreement”), with CIBC as administrative agent and sole lead arranger and the other financial institutions party thereto (the “Lenders”), providing the Company and its subsidiaries with a $35,000 secured credit facility (as amended to date, the “Credit Facility”). The obligations under the Credit Facility are secured by, subject to certain exclusions, (i) a first priority security interest in all accounts receivable, inventory, equipment, cash and investment property, and (ii) a mortgage on the Abilene, Texas tower and Pittsburgh, Pennsylvania gearing facilities.

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

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

On February 23, 2021, the Company executed the Second Amendment to the 2016 Amended and Restated Loan Agreement (the “Second Amendment”) which waived testing of the fixed charge coverage covenant for the quarters ending March 31, 2021 and June 30, 2021, added a new liquidity covenant applicable to the quarter ending March 31, 2021, and new minimum EBITDA covenants applicable to the quarters ending March 31, 2021 and June 30, 2021.

The Credit Facility contains customary representations and warranties applicable to the Company and the subsidiaries. It also contains a requirement that the Company, on a consolidated basis, maintain a minimum quarterly fixed charge coverage ratio, along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications. The Company was in compliance with all covenants under the Credit Facility as of December 31, 2020.

In conjunction with the 2016 Amended and Restated Loan Agreement, during June 2019, the Company entered into a floating to fixed interest rate swap with CIBC. The swap agreement has a notional amount of $6,000 and a schedule matching that of the underlying loan that synthetically fixes the interest rate on LIBOR borrowings for the entire term of the Credit Facility at 2.13%, before considering the Company’s risk premium. The interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, which may subject the Company’s results of operations to non-cash volatility. The interest rate swap liability is included in the “Accrued liabilities” line item of the Company’s consolidated financial statements as of December 31, 2020 and December 31, 2019.

As of December 31, 2020, there was $1,245 outstanding under the Credit Facility. The Company had the ability to borrow up to $20,678 under the Credit Facility as of December 31, 2020.

Other

In 2016, the Company entered into a $570 unsecured loan agreement with the Development Corporation of Abilene which is included in long-term debt, less current maturities. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During each of the years ended December 31, 2020 and 2019, $114 of the loan was forgiven. As of December 31, 2020 and December 31, 2019, the loan balance was $228 and $342, respectively. In addition, the Company has outstanding notes payable for capital expenditures in the amount of $163 and $1,563 as of December 31, 2020 and 2019, respectively, with $161 and $1,400 included in the “Line of credit and other notes payable” line item of the Company’s consolidated financial statements as of December 31, 2020 and 2019, respectively. The notes payable have monthly payments that range from $1 to $36 and an interest rate of 5%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from February 2021 to August 2022.

On April 15, 2020, the Company received unsecured funds under notes and related documents (“PPP Loans”) with CIBC, under the Paycheck Protection Program (the “PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020 in response to the COVID-19 pandemic and is administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $9,530 from the PPP loans and made repayments of $379 on May 13, 2020. Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 enacted on June 5, 2020 (the “Flexibility Act”), the PPP Loans, and accrued interest and fees may be forgiven following a period of twenty-four weeks after PPP Loan proceeds are received (the “covered period”) if they are used for qualifying expenses as described in the CARES Act including payroll costs and benefits (which must equal or exceed 60% of the amount requested to be forgiven), rent, mortgage interest, and utilities, which are subject to certain reductions based on the number of full time equivalent employees and the level of compensation for employees during such covered period. The amount of loan forgiveness will be reduced if the borrower terminates employees or significantly reduces salaries during such period, subject to certain exceptions. Subject to the terms and conditions applicable to loans administered by the SBA under the PPP, as amended by the Flexibility Act, the unforgiven portion of a PPP Loan is payable over a two year period at an interest rate of 1.00%, with a deferral of payments of principal, interest and fees until the date on which the SBA conveys the loan forgiveness amount to the lender (or notifies the lender that no loan forgiveness is allowed), provided that the borrower applies for forgiveness within 10 months after the last day of the covered period (and if not, payment of principal and interest shall commence 10 months after the last day of the covered period). The Company used at least 60% of the amount of the PPP Loans proceeds to pay for payroll costs and the balance on other eligible qualifying expenses that the Company believes to be consistent with the terms of the PPP and plans to submit its forgiveness applications to CIBC during the first quarter of 2021. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the PPP Loans, the Company cannot provide assurance that it has not taken and will not take actions that could cause the Company to be ineligible for forgiveness of the PPP Loans, in whole or in part.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

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

The adoption of Topic 842 resulted in the Company recognizing operating lease liabilities totaling $19,508 with a corresponding right-of-use (“ROU”) asset of $17,613 based on the present value of the minimum rental payments of such leases. The variance between the ROU asset balance and the lease liability is a deferred rent liability that existed prior to the adoption of Topic 842 and was offset against the ROU asset balance during the adoption. As of December 31, 2020, the ROU asset had a balance of $19,321 which is included in the “Operating lease right-of-use assets” line item of these consolidated financial statements and current and non-current lease liabilities relating to the ROU asset of $1,832 and $19,569, respectively, and are included in the “Current portion of operating lease obligations” and “Long-term operating lease obligations, net of current portion” line items of these consolidated financial statements. The discount rates used for leases accounted for under Topic 842 are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

Lease terms generally range from 3 to 15 years with renewal options for extended terms. Some of the Company’s facility leases include options to renew. The exercise of the renewal options is at the Company’s discretion. Therefore, the majority of renewals to extend the lease terms are not included in ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them. Certain leases contain rent escalation clauses that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the lease term. Operating rental expense for the years ended December 31, 2020 and 2019 was $4,396 and $4,264, respectively.

In addition, the Company has entered into finance lease arrangements to finance property and equipment and assumed finance lease obligations in connection with certain acquisitions. Finance rental expense for the years ended December 31, 2020 and 2019 was $829 and $666, respectively.

Amortization expense recorded in connection with assets recorded under finance leases was $619 and $560 for the years ended December 31, 2020 and 2019, respectively.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

Quantitative information regarding the Company’s leases is as follows:

	Year Ended December 31,
	2020	2019
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$619	$560
Interest on finance lease liabilities	210	106
Total finance lease costs	829	666
Operating lease cost components:
Operating lease cost	2,939	3,017
Short-term lease cost	648	629
Variable lease cost (1)	992	783
Sublease income	(183)	(165)
Total operating lease costs	4,396	4,264

Total lease cost	$5,225	$4,930

Supplemental cash flow information related to our operating leases is as follows for the twelve months ended December 31, 2020 and 2019:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$3,551	$3,505
Right-of-use assets obtained in exchange for new
operating lease liabilities	$4,777	$17,613

Weighted-average remaining lease term-finance leases at end of period (in years)	1.7	1.1
Weighted-average remaining lease term-operating leases at end of period (in years)	9.8	10.8
Weighted-average discount rate-finance leases at end of period	8.3%	8.4%
Weighted-average discount rate-operating leases at end of period	8.7%	9.0%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

Amortization associated with new right-of-use assets obtained in exchange for new operating lease liabilities is $291 and $1,633 for the years ended December 31, 2020 and 2019, respectively.

During January 2021, the Company entered into a contract for an additional operating lease of $907 that will commence during fiscal year 2021 and carries a lease term of three years.

As of December 31, 2020, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2021	$1,665	$3,655	$5,320
2022	1,335	3,185	4,520
2023	666	3,073	3,739
2024	90	2,906	2,996
2025	49	3,015	3,064
2026 and thereafter	—	17,105	17,105
Total lease payments	3,805	32,939	36,744
Less—portion representing interest	(382)	(11,538)	(11,920)
Present value of lease obligations	3,423	21,401	24,824
Less—current portion of lease obligations	(1,427)	(1,832)	(3,259)
Long-term portion of lease obligations	$1,996	$19,569	$21,565

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is subject to legal proceedings or claims that arise in the ordinary course of its business. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of December 31, 2020, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company’s results of operations, financial condition or cash flows, although no assurance can be given with respect to the ultimate outcome of pending actions. Refer to Note 18, “Legal Proceedings” of these consolidated financial statements for further discussion of legal proceedings.

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

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

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

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and dependent on actual losses sustained by the customer. When the damages are determined to be probable and estimable, the damages are recorded as a reduction to revenue. During 2020 and 2019, the Company incurred no liquidated damages and there was no reserve for liquidated damages as of December 31, 2020.

Workers’ Compensation Reserves

As of December 31, 2020 and 2019, the Company had $74 and $115, respectively, accrued for self-insured workers’ compensation liabilities. At the beginning of the third quarter of 2013, the Company began to self-insure for its workers’ compensation liabilities, including reserves for self-retained losses. The Company entered into a guaranteed workers’ compensation cost program at the beginning of the third quarter of 2016, but still maintains a liability for the trailing claims for the self-insured policy periods. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Health Insurance Reserves

As of December 31, 2020 and 2019, the Company had $550 and $344, respectively, accrued for health insurance liabilities. The Company self-insures for its health insurance liabilities, including establishing reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required health insurance reserves. The Company takes into account claims incurred but not reported when determining its health insurance reserves. Health insurance reserves are included in accrued liabilities. While the Company’s management believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

Other

As of December 31, 2020, approximately 14% of the Company’s employees were covered by two collective bargaining agreements with local unions at the Company’s Cicero, Illinois and Neville Island, Pennsylvania locations. The current five-year collective bargaining agreement with the Neville Island union is expected to remain in effect through October 2022.  A new collective bargaining agreement was negotiated and ratified with the Cicero Union and is effective from February 2018 and is expected to remain in effect through February 2022.

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

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash, A/R, accounts payable and customer deposits, approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company’s long-term debt is approximately equal to its fair value.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

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

The following tables represent the fair values of the Company’s financial assets measured as of December 31, 2020 and 2019:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$148	$—	$148
Total liabilities at fair value	$—	$148	$—	$148

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$78	$—	$78
Total liabilities at fair value	$—	$78	$—	$78

13. INCOME TAXES

The provision for income taxes for the years ended December 31, 2020 and 2019 consists of the following:

	For the Years Ended Year Ended December 31,
	2020	2019
Current provision
Federal	$—	$—
Foreign	—	—
State	51	57
Total current provision	51	57
Deferred provision
Federal	3,464	(558)
State	588	(453)
Total deferred provision	4,052	(1,011)
(Decrease) increase in deferred tax valuation allowance	(4,055)	992
Total provision for income taxes	$48	$38

During the year ended December 31, 2020, the Company recorded an expense for income taxes of $48, compared to an expense for income taxes of $38 during the year ended December 31, 2019.

The total change in the deferred tax valuation allowance was $(4,055) and $992 for the years ended December 31, 2020 and 2019, respectively. The changes in the deferred tax valuation allowances in 2020 and 2019 were primarily the result of partial losses of NOL’s associated with taking a worthless stock deduction related to the liquidation of the Services entity. Management believes that significant uncertainty exists surrounding the recoverability of deferred tax assets. As a result, the Company recorded a valuation allowance against the remaining deferred tax assets.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

The tax effects of the temporary differences and NOLs that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of Year Ended December 31,
	2020	2019
Current deferred tax assets, net of valuation allowance	—	—
Noncurrent deferred income tax assets:
Net operating loss carryforwards	$67,673	$67,014
Intangible assets	1,968	5,040
Accrual and reserves	3,119	2,462
Other	6	77
Total noncurrent deferred tax assets	72,766	74,593
Valuation allowance	(70,066)	(74,121)
Noncurrent deferred tax assets, net of valuation allowance	2,700	472
Noncurrent deferred income tax liabilities:
Fixed assets	2,700	476
Total noncurrent deferred tax liabilities	2,700	476
Net deferred income tax liability	$—	$(4)

Valuation allowances of $70,066 and $74,121 have been provided for deferred income tax assets for which realization is uncertain as of December 31, 2020 and 2019, respectively. A reconciliation of the beginning and ending amounts of the valuation is as follows:

Valuation allowance as of December 31, 2019	$(74,121)
Gross decrease for current year activity	4,055
Valuation allowance as of Balance at December 31, 2020	$(70,066)

As of December 31, 2020, the Company had federal and unapportioned state NOL carryforwards of approximately $260,598 of which $227,781 will begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

The reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate is as follows:

	For the Year Ended
	December 31,
	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	(8.0)	2.0
Permanent differences	(2.6)	(0.4)
Change in valuation allowance	(15.9)	(23.1)
Other	2.7	(0.5)
Effective income tax rate	(2.8)%	(1.0)%

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

The Company accounts for the uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken, or expected to be taken, in a tax return that is required to be met before being recognized in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2020, the Company had no unrecognized tax benefits that could impact the income tax expense.

The Company files income tax returns in the U.S. federal and state jurisdictions. As of December 31, 2020, with few exceptions, the Company is no longer subject to federal or state income tax examinations by taxing authorities for years before December 31, 2016; however, taxing authorities have the ability to adjust NOL carryforwards in open tax years that may have been carried forward from closed years.   The Company’s 2008 and 2009 federal tax returns were examined in 2011 and no material adjustments were identified related to any of the Company’s tax positions. Although these periods have been audited, they continue to remain open until all NOLs generated in those tax years have either been utilized or expire.

Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), generally imposes an annual limitation on the amount of NOL carryforwards and associated built-in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company’s ability to utilize NOL carryforwards and built-in losses may be limited, under this section or otherwise, by the Company’s issuance of common stock or by other changes in stock ownership. Upon completion of the Company’s analysis of IRC Section 382, the Company has determined that aggregate changes in stock ownership have resulted in an annual limitation of $14,284 on NOLs and built-in losses available for utilization based on the triggering event in 2010. To the extent the Company’s use of NOL carryforwards and associated built-in losses is significantly limited in the future due to additional changes in stock ownership, the Company’s income could be subject to U.S. corporate income tax earlier than it would if the Company were able to use NOL carryforwards and built-in losses without such annual limitation, which could result in lower profits and the loss of the majority of the benefits from these attributes.

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

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

14. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plan

The Company has granted incentive stock options and other equity awards pursuant to previously Board approved equity incentive plans. Most recently, the Company has granted equity awards pursuant to the Broadwind Energy, Inc. 2015 Equity Incentive Plan, which was approved by the Board in February 2015 and by the Company’s stockholders in April 2015. On February 19, 2019, the Board approved an Amended and Restated 2015 Equity Incentive Plan (as amended, the “2015 EIP,”), which, among other things, increased the number of shares of our common stock authorized for issuance under the 2015 EIP from 1,100,000 to 2,200,000. The amendment and restatement of the 2015 EIP was approved by the Company’s stockholders at the 2019 Annual Meeting of Stockholders.

The purposes of the Company’s equity incentive plans is (a) to align the interests of the Company’s stockholders and recipients of awards by increasing the proprietary interest of such recipients in the Company’s growth and success; (b) to advance the interests of the Company by attracting and retaining officers, other employees, non-employee directors and independent contractors; and (c) to motivate such persons to act in the long-term best interests of the Company and its stockholders. Under the 2015 EIP, the Company may grant (i) non-qualified stock options; (ii) “incentive stock options” (within the meaning of Section 422 of the IRC); (iii) stock appreciation rights; (iv) restricted stock and restrictive stock units; and (v) performance awards.

Stock Options. The exercise price of stock options granted under the 2015 EIP is equal to the closing price of the Company’s common stock on the date of grant. Stock options generally become exercisable on the anniversary of the grant date, with vesting terms that may range from one to five years from the date of grant. Additionally, stock options expire ten years after the date of grant. The fair value of stock options granted is expensed ratably over their vesting term.

Restricted Stock Units (RSUs). The granting of RSUs is provided for under the 2015 EIP. RSUs generally contain a vesting period of one to five years from the date of grant. The fair value of each RSU granted is equal to the closing price of the Company’s common stock on the date of grant and is generally expensed ratably over the vesting term of the RSU award.

Performance Awards (PSUs). The granting of PSUs is provided for under the 2015 EIP. Vesting of PSUs is conditioned upon the Company meeting applicable performance measures over the performance period. The fair value of each PSU granted is equal to the closing price of the Company’s common stock on the date of grant and is generally expensed ratably over the term of the PSU award plan.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

The Company's equity incentive plans reserve shares of the Company’s common stock for grants to officers, directors, employees, consultants and advisors upon whose efforts the success of the Company and its affiliates depend to a large degree. The Company's equity incentive plans prior to the 2015 EIP had reserved 1,891,051 shares of the Company’s common stock, and as of December 31, 2020, 888,748 shares of common stock reserved for issuance under these plans had been issued in the form of common stock. As of December 31, 2020, no shares of common stock are reserved for equity awards under these plans.

The 2015 EIP reserves 2,200,000 shares of the Company’s common stock. As of December 31, 2020, 856,095 shares of common stock reserved for issuance pursuant to stock options and RSU awards granted under the 2015 EIP had been issued in the form of common stock and 1,332,884 shares of common stock remained reserved for issuance of RSUs and PSUs outstanding under the 2015 EIP.

Stock option activity during the year ended December 31, 2020 was as follows:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding as of December 31, 2019	54,362	$11.16	1.81	$—
Forfeited	(54,362)	$11.16	—	$—
Outstanding as of December 31, 2020	—	$—	—	$—
Exercisable as of December 31, 2020	—	$—	—	$—

There were no outstanding and exercisable stock options as of December 31, 2020,

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. There were no stock options granted during the twelve months ended December 31, 2020 and 2019.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

The following table summarizes information with respect to outstanding RSUs and PSUs as of December 31, 2020 and 2019:

		Weighted Average
		Grant-Date Fair Value
	Number of Shares	Per Share
Unvested as of December 31, 2019	1,356,915	$2.39
Granted	517,082	$1.59
Vested	(360,358)	$2.42
Forfeited	(180,755)	$3.84
Unvested as of December 31, 2020	1,332,884	$1.86

RSUs and PSUs are generally subject to ratable vesting over a three-year period. Compensation expense related to these service-based awards is recognized on a straight-line basis over the vesting period. During the years ended December 31, 2020 and 2019, the Company utilized a forfeiture rate of 25% for estimating the forfeitures of stock compensation granted.

The following table summarizes share-based compensation expense, net of taxes withheld, included in the Company’s consolidated statements of operations for the years ended December 31, 2020 and 2019 as follows:

	For the Years Ended
	December 31,
	2020	2019
Share-based compensation expense:
Cost of sales	$106	$99
Selling, general and administrative	1,050	859
Net effect of share-based compensation expense on net income	$1,156	$958
Reduction in earnings per share:
Basic earnings per share	$0.07	$0.06
Diluted earnings per share	$0.07	$0.06

(1)

Income tax benefit is not illustrated because the Company is currently in a full tax valuation allowance position and an actual income tax benefit was not realized for the years ended December 31, 2020 and 2019. The result of the income (loss) situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

As of December 31, 2020, the Company estimates that pre-tax compensation expense for all unvested share-based RSUs and PSUs in the amount of approximately $1,492 will be recognized through the year 2022. The Company expects to satisfy the future distribution of shares of restricted stock by issuing new shares of common stock.

15. SEGMENT REPORTING

The Company is organized into reporting segments based on the nature of the products offered and business activities from which it earns revenues and incurs expenses for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision maker.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

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

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Description of Business and Summary of Significant Accounting Policies” of these consolidated financial statements. Summary financial information by reportable segment is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Year Ended December 31, 2020
Revenues from external customers	$155,096	25,104	18,296	—	—	$198,496
Intersegment revenues	102	32	3	—	(137)	—
Net revenues	155,198	25,136	18,299	—	(137)	198,496
Operating profit (loss)	10,385	(3,883)	881	(6,953)	(8)	422
Depreciation and amortization	3,736	1,961	430	152	—	6,279
Capital expenditures	1,049	283	159	56	—	1,547
Total assets	40,438	43,319	10,244	220,428	(194,747)	119,682

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Year Ended December 31, 2019
Revenues from external customers	$128,686	$34,877	$14,657	$—	$—	$178,220
Intersegment revenues	—	—	7	—	(7)	—
Net revenues	128,686	34,877	14,664	—	(7)	178,220
Operating profit (loss)	1,861	3,237	(1,059)	(6,396)	—	(2,357)
Depreciation and amortization	3,976	1,981	1,362	178	—	7,497
Capital expenditures	992	769	52	31	—	1,844
Total assets	41,432	47,022	8,893	239,629	(214,110)	122,866

The Company generates revenues entirely from transactions completed in the U.S. and its long-lived assets are all located in the U.S. All intercompany revenue is eliminated in consolidation. During 2020, one customer accounted for more than 10% of total net revenues and had an accounts receivable balance greater than 10% of current assets. This customer, reported within the Heavy Fabrications segment, accounted for revenues of $105,366 and account receivables of $6,118 for fiscal year 2020. Additionally, another customer, in the Heavy Fabrications segment, accounted for more than 10% of total net revenues. This customer had revenues of $25,237 during fiscal year 2020. During 2019, one customer accounted for more than 10% of total net revenues and had an accounts receivable balance greater than 10% of current assets. This customer, reported within the Heavy Fabrications segment, accounted for revenues of $110,693 and accounts receivables of $8,428 for fiscal year 2019 . During the years ended December 31, 2020 and 2019, five customers accounted for 78% and 79%, respectively, of total net revenues.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

16. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plans

Retirement Savings and Profit Sharing Plans

The Company offers a 401(k) retirement savings plan to all eligible employees who may elect to contribute a portion of their salary on a pre-tax basis, subject to applicable statutory limitations. As of December 31, 2020, all employees were eligible to receive safe harbor matching contributions equal to 100% of the first 3% of the participant’s elective deferral contributions and 50% of the next 2% of the participant’s elective deferral contributions. The Company has the discretion, subject to applicable statutory requirements, to fund any matching contribution with a contribution to the plan of the Company’s common stock. The Company periodically evaluates whether to fund the matching contribution in cash or in the Company’s common stock. Under the plan, elective deferrals and basic Company matching is 100% vested at all times.

For the years ended December 31, 2020 and 2019, the Company recorded expense under these plans of approximately $1,101 and $1,002, respectively.

Deferred Compensation Plan

The Company maintains a deferred compensation plan for certain key employees and nonemployee directors, whereby certain wages earned, compensation for services rendered, and discretionary company-matching contributions may be deferred and deemed to be invested in the Company’s common stock. Changes in the fair value of the plan liability are recorded as charges or credits to compensation expense. Compensation expense associated with the deferred compensation plan recorded during the years ended December 31, 2020 and 2019 was $56 and $3. The fair value of the plan liability to the Company is included in accrued liabilities in the Company’s consolidated balance sheets. As of December 31, 2020 and 2019, the fair value of plan liability to the Company was $71 and $15, respectively.

In addition to the employee benefit plans described above, the Company participates in certain customary employee benefits plans, including those which provide health and life insurance benefits to employees.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

17. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following table provides a summary of selected financial results of operations by quarter for the years ended December 31, 2020 and 2019 as follows:

2020	First	Second	Third	Fourth
Revenues	$48,634	$54,926	$54,614	$40,322
Gross profit	6,172	5,417	3,738	2,674
Operating income (loss)	1,680	1,035	(475)	(1,818)
Income (loss) from continuing operations, net of tax	954	529	(1,003)	(1,967)
Net income (loss)	954	529	(1,003)	(1,967)
Income (loss) from continuing operations per share:
Basic	$0.06	$0.03	$(0.06)	$(0.12)
Diluted	$0.06	$0.03	$(0.06)	$(0.12)
Net income (loss) per share:
Basic	$0.06	$0.03	$(0.06)	$(0.12)
Diluted	$0.06	$0.03	$(0.06)	$(0.12)

2019	First	Second	Third	Fourth
Revenues	$41,660	$41,169	$46,138	$49,253
Gross (loss) profit	3,537	3,892	3,994	3,989
Operating loss	(494)	(206)	(258)	(1,399)
Loss from continuing operations, net of tax	(1,043)	(1,018)	(898)	(1,627)
Net loss	(1,042)	(1,018)	(898)	(1,565)
Loss from continuing operations per share:
Basic	$(0.07)	$(0.06)	$(0.06)	$(0.09)
Diluted	$(0.07)	$(0.06)	$(0.06)	$(0.09)
Net loss per share:
Basic	$(0.07)	$(0.06)	$(0.06)	$(0.09)
Diluted	$(0.07)	$(0.06)	$(0.06)	$(0.09)

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020 and 2019

(in thousands, except share and per share data)

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

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 23, 2012)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 6, 2020)
3.4	Third Amended and Restated Bylaws of the Company, adopted as of May 4, 2020 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed May 6, 2020)
4.1

Section 382 Rights Agreement dated as of February 12, 2013 between the Company and Equiniti Trust Company, as rights agent, which includes the Form of Rights Certificate as Exhibit B thereto (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed February 13, 2013)

4.2

Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed February 13, 2013)

4.3

First Amendment to Section 382 Rights Agreement dated as of February 2, 2016 between the Company and Equiniti Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 8, 2016)

4.4

Second Amendment to Section 382 Rights Agreement dated as of February 7, 2019 between the Company and Equiniti Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 12, 2019)

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019)
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
10.25†

Separation Agreement, dated December 23, 2019 between the Company and Erik W. Jensen (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.26	Note dated April 5, 2020 by and between Brad Foote Gear Works, Inc. and CIBC Bank USA (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020)
10.27	Note dated April 5, 2020 by and between Broadwind Heavy Fabricators, Inc. and CIBC Bank USA (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020)
10.28	Note dated April 5, 2020 by and between Broadwind Industrial Solutions, Inc. and CIBC Bank USA (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020)
10.29	Note dated April 8, 2020 by and between Broadwind Energy, Inc. n/k/a Broadwind, Inc. and CIBC Bank USA (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020)
10.30†	Form of Performance Award Agreement (Amended and Restated Broadwind, Inc. 2015 Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)
10.31†	First Amendment to Amended and Restated Broadwind Energy, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)
10.32	First Amendment to the Amended and Restated Loan and Security Agreement and Other Loan Documents, dated October 29, 2020, among the Company, Brad Foote Gearworks, Inc, Broadwind Services, LLC, Broadwind Heavy Fabrications, Inc., Broadwind Industrial Solutions, LLC, CIBC Bank USA, as Administrative Agent for itself and all Lenders and Siena Lending Group (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)
10.33	Second Amendment to the Amended and Restated Loan and Security Agreement, dated February 23, 2021, among the Company, Brad Foote Gearworks, Inc, Broadwind Services, LLC, Broadwind Heavy Fabrications, Inc., Broadwind Industrial Solutions, LLC, and CIBC Bank USA, as Administrative Agent for itself and all Lenders (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of RSM LLP (filed herewith)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101

The following financial information from this Form 10-K of Broadwind, Inc. for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020 and 2019, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

†	Indicates management contract or compensation plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2021.

BROADWIND, INC.

By:	/s/ Eric B. Blashford
Eric B. Blashford President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Eric B. Blashford	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 25, 2021
Eric B. Blashford

/s/ Jason L. Bonfigt	Vice President and Chief Financial Officer	February 25, 2021
Jason L. Bonfigt	(Principal Financial Officer)

/s/ Stephanie K. Kushner	Director and Chairman of the Board	February 25, 2021
Stephanie K. Kushner

/s/ David P. Reiland	Director	February 25, 2021
David P. Reiland

/s/ Philip J. Christman	Director	February 25, 2021
Philip J. Christman

/s/ Terence P. Fox	Director	February 25, 2021
Terence P. Fox

/s/ Thomas A. Wagner	Director	February 25, 2021
Thomas A. Wagner

/s/ Cary B. Wood	Director	February 25, 2021
Cary B. Wood