Form 10-Q
period 2021-03-31
BROADWIND, INC.
filed 2021-05-07
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of May 4, 2021: 18,488,971.

BROADWIND, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash	$2,929	$3,372
Accounts receivable, net	14,326	15,337
Employee retention credit receivable	3,372	—
Contract assets	2,522	2,253
Inventories, net	40,276	26,724
Prepaid expenses and other current assets	2,204	2,909
Total current assets	65,629	50,595
LONG-TERM ASSETS:
Property and equipment, net	44,766	45,195
Operating lease right-of-use assets	19,401	19,321
Intangible assets, net	4,003	4,186
Other assets	422	385
TOTAL ASSETS	$134,221	$119,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and other notes payable	$5,076	$1,406
Current portion of finance lease obligations	1,456	1,427
Current portion of operating lease obligations	1,743	1,832
Accounts payable	25,836	18,180
Accrued liabilities	6,731	6,307
Customer deposits	17,055	18,819
Total current liabilities	57,897	47,971
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	9,380	9,381
Long-term finance lease obligations, net of current portion	1,891	1,996
Long-term operating lease obligations, net of current portion	19,748	19,569
Other	123	104
Total long-term liabilities	31,142	31,050
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 18,474,170 and 17,211,498 shares issued as of March 31, 2021, and December 31, 2020, respectively	18	17
Treasury stock, at cost, 273,937 shares as of March 31, 2021 and December 31, 2020	(1,842)	(1,842)
Additional paid-in capital	390,479	384,749
Accumulated deficit	(343,473)	(342,263)
Total stockholders’ equity	45,182	40,661
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,221	$119,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues	$32,728	$48,634
Cost of sales	32,446	42,462
Gross profit	282	6,172
OPERATING EXPENSES:
Selling, general and administrative	4,410	4,309
Intangible amortization	183	183
Total operating expenses	4,593	4,492
Operating (loss) income	(4,311)	1,680
OTHER INCOME (EXPENSE), net:
Interest expense, net	(229)	(673)
Other, net	3,362	(1)
Total other income (expense), net	3,133	(674)
Net (loss) income before provision for income taxes	(1,178)	1,006
Provision for income taxes	32	52
NET (LOSS) INCOME	(1,210)	954
NET (LOSS) INCOME PER COMMON SHARE—BASIC:
Net (loss) income	$(0.07)	$0.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	17,178	16,596
NET (LOSS) INCOME PER COMMON SHARE—DILUTED:
Net (loss) income	$(0.07)	$0.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	17,178	16,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2019	16,830,930	$17	(273,937)	$(1,842)	$383,361	$(340,776)	$40,760
Stock issued for restricted stock	83,050	—	—	—	—	—	—
Share-based compensation	—	—	—	—	308	—	308
Net income	—	—	—	—	—	954	954
BALANCE, March 31, 2020	16,913,980	$17	(273,937)	$(1,842)	$383,669	$(339,822)	$42,022

BALANCE, December 31, 2020	17,211,498	$17	(273,937)	$(1,842)	$384,749	$(342,263)	$40,661
Stock issued for restricted stock	241,806	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	26,265	—	—	—	258	—	258
Share-based compensation	—	—	—	—	219	—	219
Shares withheld for taxes in connection with issuance of restricted stock	(105,399)	—	—	—	(847)	—	(847)
Sale of common stock, net	1,100,000	1	—	—	6,100	—	6,101
Net loss	—	—	—	—	—	(1,210)	(1,210)
BALANCE, March 31, 2021	18,474,170	$18	(273,937)	$(1,842)	$390,479	$(343,473)	$45,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,210)	$954
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	1,553	1,612
Deferred income taxes	(5)	22
Change in fair value of interest rate swap agreements	5	138
Stock-based compensation	219	308
Allowance for doubtful accounts	(218)	29
Common stock issued under defined contribution 401(k) plan	258	—
Gain on disposal of assets	(23)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	1,229	2,037
Employee retention credit receivable	(3,372)	—
Contract assets	(269)	—
Inventories	(13,552)	(8,891)
Prepaid expenses and other current assets	699	(476)
Accounts payable	7,591	3,545
Accrued liabilities	419	(657)
Customer deposits	(1,764)	305
Other non-current assets and liabilities	3	49
Net cash used in operating activities	(8,437)	(1,025)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(612)	(670)
Proceeds from disposals of property and equipment	23	—
Net cash used in investing activities	(589)	(670)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	5,673	51,552
Payments on line of credit	(2,450)	(49,070)
Proceeds from long-term debt	595	—
Payments on long-term debt	(150)	(242)
Principal payments on finance leases	(339)	(218)
Shares withheld for taxes in connection with issuance of restricted stock	(847)	—
Proceeds from sale of common stock, net	6,101	—
Net cash provided by financing activities	8,583	2,022
NET (DECREASE) INCREASE IN CASH	(443)	327
CASH beginning of the period	3,372	2,416
CASH end of the period	$2,929	$2,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars are presented in thousands, except share, per share and per employee data or unless otherwise stated)

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

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2021, or any other interim period, which may differ materially due to, among other things, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

The December 31, 2020 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2021 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Company Description

Through its subsidiaries, the Company is a precision manufacturer of structures, equipment and components for clean technology and other specialized applications. The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s capabilities include, but are not limited to the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, heat treatment, assembly, engineering and packaging solutions. The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 63% and 74% of the Company’s revenue during the first three months of 2021 and 2020, respectively.

Liquidity

The Company typically meets its short term liquidity needs through cash generated from operations, its available cash balances, the Credit Facility (as defined below), equipment financing, and access to the public or private debt and/or equity markets, including the option to raise capital from the sale of our securities under the Form S-3 (as discussed below).

See Note 7, “Debt and Credit Agreements,” of these condensed consolidated financial statements for a complete description of the Credit Facility and the Company’s other debt.

Total debt and finance lease obligations at March 31, 2021 totaled $17,803, which includes current outstanding debt and finance leases totaling $6,532. The current outstanding debt includes $4,468 outstanding under the Company’s revolving line of credit. Long-term debt includes $9,151 of Payroll Protection Program loans (“PPP Loans”), which may be forgiven if the Company meets certain requirements. See Note 7, “Debt and Credit Agreements,” of these condensed consolidated financial statements for a complete description of the PPP Loans.

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

On March 9, 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Craig-Hallum Capital Group, LLC (the “Manager”). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell from time to time through the Manager shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $10,000. The Company will pay a commission to the Manager of 2.75% of the gross proceeds of the sale of the shares sold under the Equity Distribution Agreement and reimburse the Manager for all expenses incident to the performance of its obligations under the Equity Distribution Agreement. During the quarter ended March 31, 2021, the Company issued 1,100,000 shares of the Company’s common stock thereunder. The net proceeds (before upfront costs) to the Company from the sale of such shares were approximately $6,436 after deducting commissions paid of approximately $182 and before deducting other expenses of $335.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. The ERC is available through December 31, 2021 and is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. During each quarter in 2021, a maximum of $10,000 in qualified wages for each employee is eligible for the ERC. Therefore, the maximum tax credit that can be claimed by an eligible employer in 2021 is $7,000 per employee per calendar quarter. The Company qualified for the ERC in the first quarter of 2021 because it had a gross receipts decrease of more than 20% from the first quarter of 2019, the relevant criteria for the ERC. As a result of the Company averaging 500 or fewer full-time employees in 2019, all wages paid to employees were eligible for the ERC (rather than just wages paid to employees not providing services). During the three months ended March 31, 2021, the Company recorded a benefit of $3,372 in Other income (expense), net in the Company’s condensed consolidated statement of operations which is included in the line titled Employee retention credit receivable in the Company’s condensed consolidated balance sheet at March 31, 2021.

The Company anticipates that current cash resources (which includes proceeds from the PPP Loans), expected cash proceeds or savings from the ERC, amounts available under the Credit Facility, cash to be generated from operations and any potential proceeds from the sale of further Company securities under the Form S-3 will be adequate to meet the Company’s liquidity needs for at least the next twelve months.

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

NOTE 2 — REVENUES

Revenues are recognized when the promised goods or services are transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenues disaggregated by revenue source for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Heavy Fabrications	$22,777	$38,368
Gearing	5,349	6,227
Industrial Solutions	4,604	4,039
Eliminations	(2)	-
Consolidated	$32,728	$48,634

Revenue within the Company’s Gearing and Industrial Solutions segments, as well as industrial fabrication product line revenues within the Heavy Fabrications segment, are generally recognized at a point in time, typically when the promised goods or services are physically transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. The Company measures revenue based on the consideration specified in the purchase order and revenue is recognized when the performance obligations are satisfied. If applicable, the transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation.

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

During the three months ended March 31, 2021, the Company recognized $172 of revenue within the Gearing segment and $1,153 within the Heavy Fabrications segment over time, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Since the projects are labor intensive, the Company uses labor hours as the input measure of progress for the applicable contracts. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. The Company recognized $269 of net contract assets during the first quarter associated with this revenue which represents the Company’s rights to consideration for work completed but not billed at the end of the period. The Company did not recognize any revenue over time during the quarter ended March 31, 2020.

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

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020, as follows:

	Three Months Ended
	March 31,
	2021	2020
Basic earnings per share calculation:
Net (loss) income	$(1,210)	$954
Weighted average number of common shares outstanding	17,178,136	16,596,236
Basic net (loss) income per share	$(0.07)	$0.06
Diluted earnings per share calculation:
Net (loss) income	$(1,210)	$954
Weighted average number of common shares outstanding	17,178,136	16,596,236
Common stock equivalents:
Non-vested stock awards (1)	—	137,038
Weighted average number of common shares outstanding	17,178,136	16,733,274
Diluted net (loss) income per share	$(0.07)	$0.06

(1)

Restricted stock units granted and outstanding of 1,171,093 as of March 31, 2021, are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company’s net loss for the three months ended March 31, 2021.

NOTE 4 — INVENTORIES

The components of inventories as of March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31,	December 31,
	2021	2020
Raw materials	$25,406	$14,586
Work-in-process	14,272	12,634
Finished goods	2,843	2,704
	42,521	29,924
Less: Reserve for excess and obsolete inventory	(2,245)	(3,200)
Net inventories	$40,276	$26,724

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

As of March 31, 2021 and December 31, 2020, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	March 31, 2021					December 31, 2020
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Noncompete agreements	$170	$(118)	$—	$52	1.8	$170	$(111)	$—	$59	2.1
Customer relationships	15,979	(7,055)	(7,592)	1,332	4.7	15,979	(6,979)	(7,592)	1,408	4.9
Trade names	9,099	(6,480)	—	2,619	6.5	9,099	(6,380)	—	2,719	6.8
Intangible assets	$25,248	$(13,653)	$(7,592)	$4,003	4.4	$25,248	$(13,470)	$(7,592)	$4,186	4.6

As of March 31, 2021, estimated future amortization expense was as follows:

2021	$550
2022	725
2023	664
2024	661
2025	661
2026 and thereafter	742
Total	$4,003

NOTE 6 — ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
Accrued payroll and benefits	$5,296	$5,320
Fair value of interest rate swap	118	148
Accrued property taxes	186	—
Income taxes payable	115	78
Accrued professional fees	505	176
Accrued warranty liability	40	33
Self-insured workers compensation reserve	140	74
Accrued other	331	478
Total accrued liabilities	$6,731	$6,307

NOTE 7 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
Line of credit	$4,468	$1,245
PPP Loans	9,151	9,151
Other notes payable	609	163
Long-term debt	228	228
Less: Current portion	(5,076)	(1,406)
Long-term debt, net of current maturities	$9,380	$9,381

Credit Facility

On October 26, 2016, the Company established a three-year secured revolving line of credit with CIBC Bank USA (“CIBC”). This line of credit has been amended from time to time. On February 25, 2019, the line of credit was expanded and extended for three years when the Company and its subsidiaries entered into an Amended and Restated Loan and Security Agreement (the “2016 Amended and Restated Loan Agreement”), with CIBC as administrative agent and sole lead arranger and the other financial institutions party thereto, providing the Company and its subsidiaries with a $35,000 secured credit facility (as amended to date, the “Credit Facility”). The obligations under the Credit Facility are secured by, subject to certain exclusions, (i) a first priority security interest in all accounts receivable, inventory, equipment, cash and investment property, and (ii) a mortgage on the Abilene, Texas tower and Pittsburgh, Pennsylvania gearing facilities.

On October 29, 2020, the Company executed the First Amendment to the 2016 Amended and Restated Loan Agreement (the “First Amendment”), implementing a payoff of a syndicated lender and a pricing grid based on the Company’s trailing twelve month EBITDA under which applicable margins range from 2.25% to 2.75% for LIBOR rate loans and 0.00% and 0.75% for base rate loans, and extending the term of the Credit Facility to July 31, 2023.

The Credit Facility is an asset-based revolving credit facility, pursuant to which the CIBC advances funds against a borrowing base consisting of approximately (a) 85% of the face value of eligible receivables of the Company and the subsidiaries, plus (b) the lesser of (i) 50% of the lower of cost or market value of eligible inventory of the Company, (ii) 85% of the orderly liquidation value of eligible inventory and (iii) $12.5 million, plus (c) the lesser of (i) the sum of (A) 75% of the appraised net orderly liquidation value of the Company’s eligible machinery and equipment plus (B) 50% of the fair market value of the Company’s mortgaged property and (ii) $12 million. Subject to certain borrowing base conditions, the aggregate Credit Facility limit under the 2016 Amended and Restated Loan Agreement is $35 million with a sublimit for letters of credit of $10 million. Borrowings under the Credit Facility bear interest at a per annum rate equal to, at the option of the Company, the one, two or three-month LIBOR rate or the base rate, plus a margin. The Company must also pay an unused facility fee equal to 0.50% per annum on the unused portion of the Credit Facility along with other standard fees. With the exception of the balance impacted by the interest rate swap (as described below), the Company is allowed to prepay in whole or in part advances under the Credit Facility without penalty or premium other than customary “breakage” costs with respect to LIBOR loans.

The Credit Facility contains customary representations and warranties applicable to the Company and the subsidiaries. It also contains a requirement that the Company, on a consolidated basis, maintain a minimum quarterly fixed charge coverage ratio, along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications. The Company was in compliance with all covenants under the Credit Facility as of March 31, 2021.

On February 23, 2021, the Company executed the Second Amendment to the 2016 Amended and Restated Loan Agreement (the “Second Amendment”) which waived testing of the fixed charge coverage covenant for the quarters ending March 31, 2021 and June 30, 2021, added a new liquidity covenant applicable to the quarter ending March 31, 2021, and new minimum EBITDA covenants applicable to the quarters ending March 31, 2021 and June 30 2021.

In conjunction with the 2016 Amended and Restated Loan Agreement, during June 2019, the Company entered into a floating to fixed interest rate swap with CIBC. The swap agreement has a notional amount of $6,000 and a schedule matching that of the underlying loan that synthetically fixes the interest rate on LIBOR borrowings for the entire term of the Credit Facility at 2.13%, before considering the Company’s risk premium. The interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, which may subject the Company’s results of operations to non-cash volatility. The interest rate swap liability is included in the “Accrued liabilities” line item of the Company’s condensed consolidated financial statements as of March 31, 2021 and December 31, 2020.

As of March 31, 2021, there was $4,468 of outstanding indebtedness under the Credit Facility, with the ability to borrow an additional $18,640, under the Credit Facility.

Other

In 2016, the Company entered into a $570 loan agreement with the Development Corporation of Abilene which is included in the “Long-term debt, less current maturities” line item of our condensed consolidated financial statements as of March 31, 2021 and December 31, 2020. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During each of the years 2020, 2019, and 2018, $114 of the loan was forgiven. As of March 31, 2021, the loan balance was $228. In addition, the Company has outstanding notes payable for capital expenditures in the amount of $609 and $163 as of March 31, 2021 and December 31, 2020, respectively, with $609 and $161 included in the “Line of credit and other notes payable” line item of the Company’s condensed consolidated financial statements as of March 31, 2021 and December 31, 2020, respectively. The notes payable have monthly payments that range from $1 to $36 and an interest rate of approximately 5%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from May 2021 to August 2022.

On April 15, 2020, the Company received funds under notes and related documents with CIBC, under the Paycheck Protection Program (the “PPP”) which was established under the CARES Act enacted on March 27, 2020 in response to the COVID-19 pandemic and is administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $9,530 from the PPP loans and made repayments of $379 on May 13, 2020. Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 enacted on June 5, 2020 (the “Flexibility Act”), the PPP Loans, and accrued interest and fees may be forgiven following a period of twenty-four weeks after PPP Loan proceeds are received (the “covered period”) if they are used for qualifying expenses as described in the CARES Act including payroll costs and benefits (which must equal or exceed 60% of the amount requested to be forgiven), rent, mortgage interest, and utilities, which are subject to certain reductions based on the number of full time equivalent employees and the level of compensation for employees during such covered period. The amount of loan forgiveness will be reduced if the borrower terminates employees or significantly reduces salaries during such period, subject to certain exceptions. Subject to the terms and conditions applicable to loans administered by the SBA under the PPP, as amended by the Flexibility Act, the unforgiven portion of a PPP Loan is payable over a two year period at an interest rate of 1.00%, with a deferral of payments of principal, interest and fees until the date on which the SBA remits the loan forgiveness amount to the lender (or notifies the lender that no loan forgiveness is allowed), provided that the borrower applies for forgiveness within 10 months after the last day of the covered period (and if not, payment of principal and interest shall commence 10 months after the last day of the covered period). The Company used at least 60% of the amount of the PPP Loans proceeds to pay for payroll costs and the balance on other eligible qualifying expenses that the Company believes to be consistent with the terms of the PPP and submitted its forgiveness applications to CIBC during the first quarter of 2021. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the PPP Loans, the Company cannot provide assurance that it has not taken and will not take actions that could cause the Company to be ineligible for forgiveness of the PPP Loans, in whole or in part.

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

The Company has elected to apply the short-term lease exception to all leases of one year or less. During the three months ended March 31, 2021 and March 31, 2020, the Company had an additional operating lease that resulted in right-of-use assets obtained in exchange for lease obligations of $907 and $4,380, respectively. Additionally, during the three months ended March 31, 2021, the Company had additional finance leases that resulted in property, plant, and equipment obtained in exchange for lease obligations of $263.

Some of the Company’s facility leases include options to renew. The exercise of the renewal options is typically at the Company’s discretion. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended March 31,
	2021	2020
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$186	$129
Interest on finance lease liabilities	68	26
Total finance lease costs	254	155
Operating lease cost components:
Operating lease cost	759	765
Short-term lease cost	196	132
Variable lease cost (1)	230	195
Sublease income	(46)	(45)
Total operating lease costs	1,139	1,047

Total lease cost	$1,393	$1,202

Supplemental cash flow information related to our operating leases is as follows for the three months ended March 31, 2021 and 2020:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$887	888

Weighted-average remaining lease term-finance leases at end of period (in years)	1.9	1.2
Weighted-average remaining lease term-operating leases at end of period (in years)	9.5	10.5
Weighted-average discount rate-finance leases at end of period	9.0%	9.2%
Weighted-average discount rate-operating leases at end of period	8.5%	8.8%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of March 31, 2021, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2021	$1,317	$2,668	$3,985
2022	1,400	3,474	4,874
2023	732	3,388	4,120
2024	151	2,933	3,084
2025	84	3,015	3,099
2026 and thereafter	—	17,103	17,103
Total lease payments	3,684	32,581	36,265
Less—portion representing interest	(337)	(11,090)	(11,427)
Present value of lease obligations	3,347	21,491	24,838
Less—current portion of lease obligations	(1,456)	(1,743)	(3,199)
Long-term portion of lease obligations	$1,891	$19,748	$21,639

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

The following tables represent the fair values of the Company’s financial liabilities as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$118	$—	$118
Total liabilities at fair value	$—	$118	$—	$118

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$148	$—	$148
Total liabilities at fair value	$—	$148	$—	$148

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of March 31, 2021, the Company has a full valuation allowance recorded against deferred tax assets. During the three months ended March 31, 2021, the Company recorded a provision for income taxes of $32, compared to a provision for income taxes of $52 during the three months ended March 31, 2020.

The Company files income tax returns in U.S. federal and state jurisdictions. As of March 31, 2021, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2020, the Company had federal and unapportioned state net operating loss (“NOL”) carryforwards of $260,598 of which $227,781 will generally begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

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

As of March 31, 2021, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of March 31, 2021.

NOTE 11 — SHARE-BASED COMPENSATION

There was no stock option activity during the three months ended March 31, 2021 and no stock options were outstanding as of March 31, 2021.

The following table summarizes the Company’s restricted stock unit and performance award activity during the three months ended March 31, 2021:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2020	1,332,884	$1.86
Granted	80,015	$2.06
Vested	(241,806)	$2.14
Unvested as of March 31, 2021	1,171,093	$1.84

Under certain situations, shares are withheld from issuance to cover taxes for the vesting of restricted stock units and performance awards. For the three months ended March 31, 2021, 105,399 of such shares were withheld to cover $847 of tax obligations.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, as follows:

	Three Months Ended March 31,
	2021	2020
Share-based compensation expense:
Cost of sales	$26	$22
Selling, general and administrative	193	286
Net effect of share-based compensation expense on net income	$219	$308
Reduction in earnings per share:
Basic earnings per share	$0.01	$0.02
Diluted earnings per share	$0.01	$0.02

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

Gearing

The Company provides gearing and gearboxes to a broad set of customers in diverse markets including; onshore and offshore O&G fracking and drilling, surface and underground mining, wind energy, steel, material handling and other infrastructure markets. The Company has manufactured loose gearing, gearboxes and systems, and provided heat treat services for aftermarket and OEM applications for nearly a century. The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment in Neville Island, Pennsylvania.

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Basis of Presentation” of these condensed consolidated financial statements. Summary financial information by reportable segment for the three months ended March 31, 2021 and 2020 is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2021
Revenues from external customers	$22,777	5,349	4,602	—	—	$32,728
Intersegment revenues	—	—	2	—	(2)	—
Net revenues	22,777	5,349	4,604	—	(2)	32,728
Operating loss	(1,700)	(989)	(14)	(1,608)	—	(4,311)
Depreciation and amortization	945	458	106	44	—	1,553
Capital expenditures	563	—	20	29	—	612

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2020
Revenues from external customers	$38,368	6,227	4,039	—	—	$48,634
Operating profit (loss)	3,541	(261)	192	(1,792)	—	1,680
Depreciation and amortization	963	512	104	33	—	1,612
Capital expenditures	381	168	120	1	—	670

	Total Assets as of
	March 31,	December 31,
Segments:	2021	2020
Heavy Fabrications	$55,689	$40,438
Gearing	43,181	43,319
Industrial Solutions	8,222	10,244
Corporate	227,891	220,428
Eliminations	(200,762)	(194,747)
	$134,221	$119,682

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the three months ended March 31, 2021 and 2020 consisted of the following:

	For the Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$473	$127
Bad debt expense	5	55
Write-offs	(222)	(19)
Other adjustments	(1)	(7)
Balance at end of period	$255	$156

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of March 31, 2021 or December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1, “Financial Statements,” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 2. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties including those arising as a result of, or amplified by, the COVID-19 pandemic. As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” refer to Broadwind, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its subsidiaries.

(Dollars are presented in thousands except share, per share and per employee data or unless otherwise stated)

KEY METRICS USED BY MANAGEMENT TO MEASURE PERFORMANCE

In addition to measures of financial performance presented in our consolidated financial statements in accordance with GAAP, we use certain other financial measures to analyze our performance. These non-GAAP financial measures primarily consist of adjusted EBITDA (as defined below) and free cash flow which help us evaluate growth trends, establish budgets, assess operational efficiencies, oversee our overall liquidity, and evaluate our overall financial performance.

Key Financial Measures

	Three Months Ended
	March 31,
	2021	2020
Net revenues	$32,728	$48,634
Net (loss) income	$(1,210)	$954
Adjusted EBITDA (1)	$1,217	$3,605
Capital expenditures	$612	$670
Free cash flow (2)	$(9,393)	$(329)
Operating working capital (3)	$11,711	$8,844
Total debt (4)	$14,456	$16,705
Total orders	$34,214	$33,809
Backlog at end of period (5)	$94,400	$127,401
Book-to-bill (6)	1.0	0.7

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

(3)	We define operating working capital as accounts receivable and inventory net of accounts payable and customer deposits.

(4)	Total debt at March 31, 2021 includes PPP loans totaling $9,151.

(5)	Our backlog at March 31, 2021 is net of revenue recognized over time.

(6)	We define the book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Three Months Ended
	March 31,
	2021	2020
Net (loss) income	$(1,210)	$954
Interest expense	229	673
Income tax provision	32	52
Depreciation and amortization	1,553	1,612
Share-based compensation and other stock payments	613	314
Adjusted EBITDA	1,217	3,605
Changes in operating working capital	(6,649)	(3,264)
Employee retention credit receivable	(3,372)	—
Capital expenditures	(612)	(670)
Proceeds from disposal of property and equipment	23	—
Free Cash Flow	$(9,393)	$(329)

OUR BUSINESS

First Quarter Overview

We booked $34,214 in new orders in the first quarter of 2021, up from $33,809 in the first quarter of 2020. Within our Heavy Fabrication segment, wind tower orders doubled as compared to last year as multiple customers secured 2021 production capacity. Industrial fabrication product line orders within the Heavy Fabrication segment decreased quarter-over-quarter primarily due to weaker industrial demand, which is largely driven by the timing of projects. Industrial Fabrications orders increased on a sequential basis from $3,526 in the fourth quarter of 2020 to $6,680 in the first quarter of 2021, a reflection of recovery in cyclical end markets. Gearing segment orders decreased 20% compared to the first quarter of 2020 primarily due to the timing of aftermarket wind gearing orders, which can fluctuate based on customer order patterns and decreased mining demand. Gearing orders increased on a sequential basis from $5,741 in the fourth quarter of 2020 to $9,921 in the first quarter of 2021, a reflection of recovery in cyclical end markets and an improving commercial environment. Orders within our Industrial Solutions segment decreased by 40% primarily due to the timing of orders associated with new gas turbine projects.

We recognized revenue of $32,728 in the first quarter of 2021, down 33% compared to the first quarter of 2020, primarily due to a decrease in the Heavy Fabrications segment as tower sections sold decreased 46% compared to the prior year quarter. The segment was adversely impacted by continued supply chain disruptions, a temporary shut-down of our Abilene, Texas plant due to a weather-related event, a customer driven project delay and less demand in the current year. Gearing revenue was down $878 from the first quarter of 2020, driven by lower order intake in recent quarters from oil and gas (“O&G”) and mining customers, partially offset by increased revenue from aftermarket wind customers. Industrial Solutions revenue increased $565, representing a 14% increase compared to the prior year quarter, primarily due to the timing of new gas turbine customer installations.

We reported a net loss of $1,210 or $0.07 per share in the first quarter of 2021, compared to net income of $954 or $0.06 per share in the first quarter of 2020 primarily due to lower sales, supply chain disruptions, manufacturing inefficiencies associated with lower activity levels and the temporary shut-down of our Abilene, Texas Heavy Fabrications plant due to a weather-related event. This was partially offset by a $3,372 employee retention credit (described below) that has been recognized in Other Income (expense), net in our condensed consolidated statement of operations for the three months ended March 31, 2021.

On March 27, 2020, the CARES Act was signed into law providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. The ERC is available through December 31, 2021 and is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. During each quarter in 2021, a maximum of $10,000 in qualified wages for each employee is eligible for the ERC. Therefore, the maximum tax credit that can be claimed by an eligible employer in 2021 is $7,000 per employee per calendar quarter. We qualified for the ERC in the first quarter of 2021 because we had a gross receipts decrease of more than 20% from the first quarter of 2019, the relevant criteria for the ERC. As a result of us averaging 500 or fewer full-time employees in 2019, all wages paid to employees were eligible for the ERC (rather than just wages paid to employees not providing services). During the three months ended March 31, 2021, we recorded a benefit of $3,372 in Other income (expense), net in our condensed consolidated statement of operations which is included in the line titled Employee retention credit receivable in our condensed consolidated balance sheet at March 31, 2021.

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

Overall, through March 31, 2021, we have experienced an adverse impact to our business, operations and financial results as a result of this pandemic due in part to the decline in order activity levels for Gearing and Heavy Fabrications. Additionally, in the first quarter of 2021, we continued to incur manufacturing inefficiencies associated with supply chain disruptions and realized employee staffing constraints due to the spread of the COVID-19 pandemic.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2021, Compared to Three months ended March 31, 2020

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

	Three Months Ended March 31,				2021 vs. 2020
		% of Total		% of Total
	2021	Revenue	2020	Revenue	$ Change	% Change
Revenues	$32,728	100.0%	$48,634	100.0%	$(15,906)	(32.7)%
Cost of sales	32,446	99.1%	42,462	87.3%	(10,016)	(23.6)%
Gross profit	282	0.9%	6,172	12.7%	(5,890)	(95.4)%
Operating expenses
Selling, general and administrative expenses	4,410	13.5%	4,309	8.9%	101	2.3%
Intangible amortization	183	0.6%	183	0.4%	—	0.0%
Total operating expenses	4,593	14.0%	4,492	9.2%	101	2.2%
Operating (loss) income	(4,311)	(13.2)%	1,680	3.5%	(5,991)	(356.6)%
Other income (expense), net
Interest expense, net	(229)	(0.7)%	(673)	(1.4)%	444	66.0%
Other, net	3,362	10.3%	(1)	(0.0)%	3,363	336300.0%
Total other income (expense), net	3,133	9.6%	(674)	(1.4)%	3,807	564.8%
Net (loss) income before provision for income taxes	(1,178)	(3.6)%	1,006	2.1%	(2,184)	(217.1)%
Provision for income taxes	32	0.1%	52	0.1%	(20)	(38.5)%
Net (loss) income	$(1,210)	(3.7)%	$954	2.0%	$(2,164)	(226.8)%

Consolidated

Revenues decreased by $15,906, primarily due to a 46% decrease in tower sections sold compared to the first quarter of 2020. Heavy Fabrications was adversely impacted by continued supply chain disruptions, the temporary shut-down of our Abilene, Texas plant due to a weather-related event, a customer driven project delay and lower demand in the current year.  Gearing revenue was down $878 from the first quarter of 2020, primarily driven by lower order intake in recent quarters from O&G and mining customers, partially offset by increased revenue from aftermarket wind customers. Industrial Solutions revenue increased $565, representing a 14% increase compared to the prior year quarter, primarily due to the timing of new gas turbine customer installations.

Gross profit decreased by $5,890 primarily due to lower sales, a less profitable customer mix, increased manufacturing inefficiencies associated with lower volumes, the temporary shut-down of our Abilene, Texas Heavy Fabrications plant and continued supply chain disruptions. As a result, gross margin decreased to 0.9% during the three months ended March 31, 2021, from 12.7% during the three months ended March 31, 2020.

Due to lower revenue levels, operating expenses as a percentage of sales increased to 14.0% in the current-year quarter from 9.2% in the prior year quarter.

Net loss was $1,210 during the three months ended March 31, 2021, compared to net income of $954 during the three months ended March 31, 2020 due to the factors described above, partially offset by the $3,372 employee retention credit recognized in Other Income (expense), net in our condensed consolidated statements of operations.

Heavy Fabrications Segment

	Three Months Ended
	March 31,
	2021	2020
Orders	$20,797	$15,514
Tower sections sold	169	312
Revenues	22,777	38,368
Operating (loss) income	(1,700)	3,541
Operating margin	(7.5)%	9.2%

Heavy Fabrications segment wind tower orders doubled compared to last year, as multiple customers secured 2021 production capacity. Industrial fabrication product line orders within the Heavy Fabrication segment decreased quarter-over-quarter primarily due to weaker industrial demand, which is largely driven by the timing of projects. Segment revenues decreased by $15,591 due to a 46% decrease in tower sections sold. The segment was negatively impacted by continued supply chain disruptions, a temporary shut-down of our Abilene, Texas plant due to a weather-related event, a customer driven project delay and lower demand in the current year.

Heavy Fabrications segment operating results decreased by $5,241 compared to the prior year. The quarter-over-quarter degradation in operating performance reflects the adverse volume impacts described previously. Operating margin was (7.5)% during the three months ended March 31, 2021, a decrease from 9.2% during the three months ended March 31, 2020.

Gearing Segment

	Three Months Ended
	March 31,
	2021	2020
Orders	$9,921	$12,421
Revenues	5,349	6,227
Operating loss	(989)	(261)
Operating margin	(18.5)%	(4.2)%

Gearing segment orders decreased 20% primarily due to the timing of aftermarket wind gearing orders, which can fluctuate based on customer order patterns and decreased mining demand, partially offset by increased demand for O&G. Gearing revenue was down 14%, a reflection of lower order intake in recent quarters primarily within the O&G and mining markets, partially offset by increased revenue from aftermarket wind customers.

Gearing segment operating loss increased $728 from the prior year period. This was primarily attributable to lower sales levels and manufacturing inefficiencies associated with the lower activity levels. Operating margin was (18.5)% during the three months ended March 31, 2021, down from (4.2)% during the three months ended March 31, 2020, driven primarily by the items identified above.

Industrial Solutions Segment

	Three Months Ended
	March 31,
	2021	2020
Orders	$3,496	$5,874
Revenues	4,604	4,039
Operating (loss) income	(14)	192
Operating margin	(0.3)%	4.8%

Industrial Solutions segment orders decreased by 40% from the prior year period primarily due to the timing of orders associated with new gas turbine projects. Segment revenue increased by 14% primarily due to the timing of new gas turbine installations. The decrease in operating income versus the prior-year quarter was primarily a result of a lower margin sales mix sold during the quarter.

Corporate and Other

Corporate and Other expenses during the three months ended March 31, 2021 decreased from the prior year period due to lower salaries and benefits and a reduction in incentive compensation.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2021, cash and cash equivalents totaled $2,929, a decrease of $443 from December 31, 2020. Cash balances remain limited as operating receipts and disbursements flow through our Credit Facility (as defined in Note 7, “Debt and Credit Agreements,” in the notes to our condensed consolidated financial statements), which is in a drawn position. Debt and finance lease obligations at March 31, 2021 totaled $17,803. As of March 31, 2021, we had the ability to borrow up to an additional $18,640 under the Credit Facility. On March 9, 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Craig-Hallum Capital Group, LLC (the Manager”). Pursuant to the terms of the Equity Distribution Agreement, we may sell from time to time through the Manager shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $10,000. The Company will pay a commission to the Manager of 2.75% of the gross proceeds of the sale of the shares sold under the Equity Distribution Agreement and reimburse the Manager for all expenses incident to the performance of its obligations under the Equity Distribution Agreement.

During the quarter ended March 31, 2021, we issued 1,100,000 shares of the Company's common stock thereunder. The net proceeds (before upfront costs) to the Company from the sales of such shares were approximately $6,436 after deducting commissions paid of approximately $182 and before deducting other expense of $335. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances, the Credit Facility, additional equipment financing, expected cash proceeds or savings from the ERC, and access to the public or private debt equity markets, including the option to raise capital from the sale of our securities under the Form S-3.

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

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Total cash (used in) provided by:
Operating activities	$(8,437)	$(1,025)
Investing activities	(589)	(670)
Financing activities	8,583	2,022
Net (decrease) increase in cash	$(443)	$327

Operating Cash Flows

During the three months ended March 31, 2021, net cash used in operating activities totaled $8,437 compared to net cash used in operating activities of $1,025 for the three months ended March 31, 2020. This increase in net cash used was primarily due to our operating performance and an increase in operating working capital in the Heavy Fabrications segment.

Investing Cash Flows

During the three months ended March 31, 2021, net cash used in investing activities totaled $589, compared to net cash used in investing activities of $670 during the three months ended March 31, 2020. The decrease in net cash used in investing activities as compared to the prior-year period was due to a decrease in net purchases of property and equipment.

Financing Cash Flows

During the three months ended March 31, 2021, net cash provided by financing activities totaled $8,583, compared to net cash provided by financing activities of $2,022 for the three months ended March 31, 2020. The increase versus the prior-year period was primarily due to proceeds from the sale of securities under the Equity Distribution Agreement received in the current year and increased net borrowings on our Credit Facility in the current year.

Other

In 2016, we entered into a $570 loan agreement with the Development Corporation of Abilene which is included in the “Long-term debt, less current maturities” line item of our condensed consolidated financial statements as of March 31, 2021 and December 31, 2020. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During each of the years 2020, 2019 and 2018, $114 of the loan was forgiven. As of March 31, 2021, the loan balance was $228. In addition, we have outstanding notes payable for capital expenditures in the amount of $609 and $163 as of March 31, 2021 and December 31, 2020, respectively, with $609 and $161 included in the “Line of Credit and other notes payable” line item of our condensed consolidated financial statements as of March 31, 2021 and December 31, 2020, respectively. The notes payable have monthly payments that range from $1 to $36 and an interest rate of approximately 5%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from May 2021 to August 2022.

On April 15, 2020, we received funds under notes and related documents (“PPP Loans”) with CIBC Bank, USA under the Paycheck Protection Program (the “PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020 in response to the COVID-19 pandemic and is administered by the U.S. Small Business Administration (the “SBA”). We received total proceeds of $9,530 from the PPP loans and made repayments of $379 on May 13, 2020. Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 enacted on June 5, 2020 (the “Flexibility Act”), the PPP Loans, and accrued interest and fees may be forgiven following a period of twenty-four weeks after PPP Loan proceeds are received (the “covered period”) if they are used for qualifying expenses as described in the CARES Act including payroll costs and benefits (which must equal or exceed 60% of the amount requested to be forgiven), rent, mortgage interest, and utilities, which are subject to certain reductions based on the number of full time equivalent employees and the level of compensation for employees during such covered period. The amount of loan forgiveness will be reduced if the borrower terminates employees or significantly reduces salaries during such period, subject to certain exceptions. Subject to the terms and conditions applicable to loans administered by the SBA under the PPP, as amended by the Flexibility Act, the unforgiven portion of a PPP Loan is payable over a two year period at an interest rate of 1.00%, with a deferral of payments of principal, interest and fees until the date on which the SBA remits the loan forgiveness amount to the lender (or notifies the lender that no loan forgiveness is allowed), provided that the borrower applies for forgiveness within 10 months after the last day of the covered period (and if not, payment of principal and interest shall commence 10 months after the last day of the covered period). We used at least 60% of the amount of the PPP Loans proceeds to pay for payroll costs and the balance on other eligible qualifying expenses that we believe to be consistent with the terms of the PPP and submitted our forgiveness applications to CIBC Bank, USA during the first quarter of 2021. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of the PPP Loans, we cannot provide assurance that we have not taken and will not take actions that could cause us to be ineligible for forgiveness of the PPP Loans, in whole or in part.

The CARES Act also provided for the ERC, which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. The ERC is available through December 31, 2021 and is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. During each quarter in 2021, a maximum of $10,000 in qualified wages for each employee is eligible for the ERC. Therefore, the maximum tax credit that can be claimed by an eligible employer in 2021 is $7,000 per employee per calendar quarter. We qualified for the ERC in the first quarter of 2021 because we had a gross receipts decrease of more than 20% from the first quarter of 2019, the relevant criteria for the ERC. As a result of us averaging 500 or fewer full-time employees in 2019, all wages paid to employees were eligible for the ERC (rather than just wages paid to employees not providing services). During the three months ended March 31, 2021, we recorded a benefit of $3,372 in Other income (expense), net in our condensed consolidated statement of operations which is included in the line titled Employee retention credit receivable in our condensed consolidated balance sheet at March 31, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Part I, Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward looking statements. Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following, many of which are, and will be, amplified by the COVID-19 pandemic: (i) the impact of global health concerns, including the impact of the current COVID-19 pandemic on the economies and financial markets and the demand for our products; (ii) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards as well as new or continuing tariffs on steel or other products imported into the United States; (iii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iv) the economic and operational stability of our significant customers and suppliers, including their respective supply chains, and the ability to source alternative suppliers as necessary, in light of the COVID-19 pandemic; (v) our ability to continue to grow our business organically and through acquisitions, and the impairment thereto by the impact of the COVID-19 pandemic; (vi) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (vii) information technology failures, network disruptions, cybersecurity attacks or breaches in data security, including with respect to any remote work arrangements implemented in response to the COVID-19 pandemic; (viii) the sufficiency of our liquidity and alternate sources of funding, if necessary; (ix) our ability to realize revenue from customer orders and backlog; (x) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (xi) the economy, including its stability in light of the COVID-19 pandemic, and the potential impact it may have on our business, including our customers; (xii) the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (xiii) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xiv) competition from new or existing industry participants including, in particular, increased competition from foreign tower manufacturers; (xv) the effects of the change of administrations in the U.S. federal government; (xvi) our ability to successfully integrate and operate acquired companies and to identify, negotiate and execute future acquisitions; (xvii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; (xviii) our ability to utilize various relief options enabled by the CARES Act, including our ability to receive forgiveness of the PPP Loans; (xix) the limited trading market for our securities and the volatility of market price for our securities; and (xx) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements including, but not limited to, those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K under the Securities Act and as such are not required to provide information under this Item pursuant to Item 305I of Regulation S-K.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, including but not limited to changes resulting from the COVID-19 pandemic, during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item is incorporated herein by reference to Note 12, “Legal Proceedings” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2020 continue to represent the most significant risks to the Company’s future results of operations and financial conditions, without further modification or amendment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND, INC.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2021

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 23, 2012)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 6, 2020)
3.4	Third Amended and Restated Bylaws of the Company, adopted as of May 4, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 6, 2020)
10.1	Second Amendment to the Amended and Restated Loan and Security Agreement, dated February 23, 2021, among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Heavy Fabrications, Inc., Broadwind Industrial Solutions, LLC, and CIBC Bank USA, as Administrative Agent for itself and all Lenders (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)
10.2	Equity Distribution Agreement, dated March 9, 2021, by and between the Company and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 9, 2021)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer*
101

The following financial information from this Form 10-Q of Broadwind, Inc. for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND, INC.

May 7, 2021	By:	/s/ Eric B. Blashford
Eric B. Blashford
President, Chief Executive Officer
(Principal Executive Officer)
May 7, 2021	By:	/s/ Jason L. Bonfigt
Jason L. Bonfigt
Vice President, Chief Financial Officer (Principal Financial Officer)