Form 10-Q
period 2021-06-30
BROADWIND, INC.
filed 2021-08-06
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of August 3, 2021: 19,385,061.

BROADWIND, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash	$4,757	$3,372
Accounts receivable, net	17,614	15,337
Employee retention credit receivable	1,714	—
Contract assets	2,665	2,253
Inventories, net	31,951	26,724
Prepaid expenses and other current assets	1,885	2,909
Total current assets	60,586	50,595
LONG-TERM ASSETS:
Property and equipment, net	45,186	45,195
Operating lease right-of-use assets	18,926	19,321
Intangible assets, net	3,819	4,186
Other assets	502	385
TOTAL ASSETS	$129,019	$119,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and other notes payable	$6,392	$1,406
Current portion of finance lease obligations	1,801	1,427
Current portion of operating lease obligations	1,729	1,832
Accounts payable	17,096	18,180
Accrued liabilities	4,612	6,307
Customer deposits	15,470	18,819
Total current liabilities	47,100	47,971
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	228	9,381
Long-term finance lease obligations, net of current portion	2,658	1,996
Long-term operating lease obligations, net of current portion	19,310	19,569
Other	927	104
Total long-term liabilities	23,123	31,050
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 19,658,998 and 17,211,498 shares issued as of June 30, 2021, and December 31, 2020, respectively	20	17
Treasury stock, at cost, 273,937 shares as of June 30, 2021 and December 31, 2020	(1,842)	(1,842)
Additional paid-in capital	393,839	384,749
Accumulated deficit	(333,221)	(342,263)
Total stockholders’ equity	58,796	40,661
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,019	$119,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$46,491	$54,926	$79,219	$103,560
Cost of sales	44,293	49,509	76,739	91,971
Gross profit	2,198	5,417	2,480	11,589
OPERATING EXPENSES:
Selling, general and administrative	4,325	4,198	8,735	8,507
Intangible amortization	184	184	367	367
Total operating expenses	4,509	4,382	9,102	8,874
Operating (loss) income	(2,311)	1,035	(6,622)	2,715
OTHER INCOME (EXPENSE), net:
Paycheck Protection Program loan forgiveness	9,151	—	9,151	—
Interest expense, net	(318)	(474)	(547)	(1,147)
Other, net	3,775	(1)	7,137	(3)
Total other income (expense), net	12,608	(475)	15,741	(1,150)
Net income before provision for income taxes	10,297	560	9,119	1,565
Provision for income taxes	45	31	77	83
NET INCOME	10,252	529	9,042	1,482
NET INCOME PER COMMON SHARE—BASIC:
Net income	$0.55	$0.03	$0.50	$0.09
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	18,761	16,761	17,974	16,678
NET INCOME PER COMMON SHARE—DILUTED:
Net income	$0.53	$0.03	$0.48	$0.09
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	19,400	17,125	18,864	16,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2019	16,830,930	$17	(273,937)	$(1,842)	$383,361	$(340,776)	$40,760
Stock issued for restricted stock	83,050	—	—	—	—	—	—
Share-based compensation	—	—	—	—	308	—	308
Net income	—	—	—	—	—	954	954
BALANCE, March 31, 2020	16,913,980	$17	(273,937)	$(1,842)	$383,669	$(339,822)	$42,022
Stock issued for restricted stock	199,636	—	—	—	—	—	—
Share-based compensation	—	—	—	—	248	—	248
Net income	—	—	—	—	—	529	529
BALANCE, June 30, 2020	17,113,616	$17	(273,937)	$(1,842)	$383,917	$(339,293)	$42,799

BALANCE, December 31, 2020	17,211,498	$17	(273,937)	$(1,842)	$384,749	$(342,263)	$40,661
Stock issued for restricted stock	241,806	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	26,265	—	—	—	258	—	258
Share-based compensation	—	—	—	—	219	—	219
Shares withheld for taxes in connection with issuance of restricted stock	(105,399)	—	—	—	(847)	—	(847)
Sale of common stock, net	1,100,000	1	—	—	6,100	—	6,101
Net loss	—	—	—	—	—	(1,210)	(1,210)
BALANCE, March 31, 2021	18,474,170	$18	(273,937)	$(1,842)	$390,479	$(343,473)	$45,182
Stock issued for restricted stock	440,611	1	—	—	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	71,334	—	—	—	312	—	312
Share-based compensation	—	—	—	—	445	—	445
Shares withheld for taxes in connection with issuance of restricted stock	(124,814)	—	—	—	(644)	—	(644)
Sale of common stock, net	797,697	1	—	—	3,247	—	3,248
Net income	—	—	—	—	—	10,252	10,252
BALANCE, June 30, 2021	19,658,998	$20	(273,937)	$(1,842)	$393,839	$(333,221)	$58,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,042	$1,482
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	3,164	3,194
Paycheck Protection Program loan forgiveness	(9,151)	—
Deferred income taxes	21	21
Change in fair value of interest rate swap agreements	12	157
Stock-based compensation	664	556
Allowance for doubtful accounts	(421)	34
Common stock issued under defined contribution 401(k) plan	570	—
Gain on disposal of assets	(23)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,856)	(7,843)
Employee retention credit receivable	(1,714)	—
Contract assets	(412)	—
Inventories	(5,227)	(5,748)
Prepaid expenses and other current assets	1,024	385
Accounts payable	(1,342)	520
Accrued liabilities	(953)	28
Customer deposits	(3,349)	(1,001)
Other non-current assets and liabilities	(36)	(23)
Net cash used in operating activities	(9,987)	(8,238)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(765)	(929)
Proceeds from disposals of property and equipment	23	—
Net cash used in investing activities	(742)	(929)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	82,862	93,358
Payments on line of credit	(78,108)	(92,768)
Proceeds from long-term debt	387	9,530
Payments on long-term debt	(157)	(822)
Principal payments on finance leases	(728)	(428)
Shares withheld for taxes in connection with issuance of restricted stock	(1,491)	—
Proceeds from sale of common stock, net	9,349	—
Net cash provided by financing activities	12,114	8,870
NET INCREASE (DECREASE) IN CASH	1,385	(297)
CASH beginning of the period	3,372	2,416
CASH end of the period	$4,757	$2,119

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

Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2021, or any other interim period, which may differ materially due to, among other things, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

The December 31, 2020 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2021 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Company Description

Through its subsidiaries, the Company is a precision manufacturer of structures, equipment and components for clean technology and other specialized applications. The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s capabilities include, but are not limited to the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, heat treatment, assembly, engineering and packaging solutions. The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 68% and 72% of the Company’s revenue during the first six months of 2021 and 2020, respectively.

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

Total debt and finance lease obligations at  June 30, 2021 totaled $11,079, which includes current outstanding debt and finance leases totaling $8,193. The Company's revolving line of credit balance is included in the line titled “Line of credit and other notes payable” line item in the Company's condensed consolidated balance sheet. Long-term debt at December 31, 2020 included $9,151 of Payroll Protection Program loans (“PPP Loans”), which were forgiven by the U.S. Small Business Administration (“SBA”) during the quarter ended June 30, 2021. The loan forgiveness is recorded in “Other income (expense), net” in the Company’s condensed consolidated statement of operations. See Note 7, “Debt and Credit Agreements,” of these condensed consolidated financial statements for a complete description of the PPP Loans.

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

On March 9, 2021, the Company entered into a $10,000 Equity Distribution Agreement (the “Equity Distribution Agreement”) with Craig-Hallum Capital Group, LLC. Pursuant to the terms of the Equity Distribution Agreement, the Company issued 1,897,697 shares of the Company’s common stock thereunder during the six months ended June 30, 2021. The net proceeds (before upfront costs) to the Company from the sale of such shares were approximately $9,725 after deducting commissions paid of approximately $275 and before deducting other expenses of $376.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. The ERC is available for wages paid through December 31, 2021 and is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. During each quarter of 2021, a maximum of $10,000 in qualified wages for each employee is eligible for the ERC. Therefore, the maximum tax credit that can be claimed by an eligible employer in 2021 is $7,000 per employee per calendar quarter. In the first quarter of 2021, the Company received an ERC benefit of $3,372, which was recorded in “Other income (expense), net” in the Company’s condensed consolidated statement of operations. The Company also qualified for the ERC in the second quarter of 2021 because it had a gross receipts decrease of more than 20% for the first quarter of 2021 compared to the first quarter of 2019, the relevant criteria for the ERC. As a result of the Company averaging 500 or fewer full-time employees in 2019, all wages paid to employees were eligible for the ERC (rather than only wages paid to employees not providing services). During the second quarter of 2021, the Company recorded a benefit of $3,593 in “Other income (expense), net” in the Company’s condensed consolidated statement of operations. The Company used $1,879 of this amount to reduce payroll tax payments. The receivable for the remaining ERC benefit was $1,714 as of June 30, 2021 and is included in the line titled “Employee retention credit receivable” in the Company’s condensed consolidated balance sheet at June 30, 2021.

The Company anticipates that current cash resources, expected cash proceeds or savings from the ERC, amounts available under the Credit Facility, cash to be generated from operations and any potential proceeds from the sale of further Company securities under the Form S-3 will be adequate to meet the Company’s liquidity needs for at least the next twelve months.

If assumptions regarding the Company’s production, sales and subsequent collections from certain of the Company’s large customers, as well as customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, particularly in light of the COVID-19 pandemic, emerging variants and its effects on domestic and global economies, the Company may in the future encounter cash flow and liquidity issues. If the Company’s operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could lose access to the Credit Facility. This could limit the Company’s operational flexibility, require a delay in making planned investments and/or require the Company to seek additional equity or debt financing. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash available to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, or that credit facilities will be available in an amount sufficient to enable the Company to meet these financial obligations.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Heavy Fabrications	$35,830	$43,614	$58,607	$81,983
Gearing	7,404	6,922	12,753	13,149
Industrial Solutions	3,541	4,397	8,145	8,435
Eliminations	(284)	(7)	(286)	(7)
Consolidated	$46,491	$54,926	$79,219	$103,560

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

During the six months ended June 30, 2021, the Company recognized a portion of revenue within the Gearing and Heavy Fabrications segments over time, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Since the projects are labor intensive, the Company uses labor hours as the input measure of progress for the applicable contracts. Within the Heavy Fabrications segment, the Company recognized revenue over time of $1,276 and $2,429 for the three and six months ended June 30, 2021, respectively. Within the Gearing segment, the Company recognized revenue over time of $975 and $1,532 for the three and six months ended June 30, 2021, respectively. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. Contract assets represent the Company’s rights to consideration for work completed but not billed at the end of the period. The Company did not recognize any revenue over time during the three and six months ended June 30, 2020.

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

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic earnings per share calculation:
Net income	$10,252	$529	$9,042	$1,482
Weighted average number of common shares outstanding	18,760,910	16,760,702	17,973,896	16,678,469
Basic net income per share	$0.55	$0.03	$0.50	$0.09
Diluted earnings per share calculation:
Net income	$10,252	$529	$9,042	$1,482
Weighted average number of common shares outstanding	18,760,910	16,760,702	17,973,896	16,678,469
Common stock equivalents:
Non-vested stock awards	639,150	363,917	889,874	255,336
Weighted average number of common shares outstanding	19,400,060	17,124,619	18,863,770	16,933,805
Diluted net income per share	$0.53	$0.03	$0.48	$0.09

NOTE 4 — INVENTORIES

The components of inventories as of June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30,	December 31,
	2021	2020
Raw materials	$20,529	$14,586
Work-in-process	11,218	12,634
Finished goods	2,710	2,704
	34,457	29,924
Less: Reserve for excess and obsolete inventory	(2,506)	(3,200)
Net inventories	$31,951	$26,724

NOTE 5 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf Company, LLC completed in 2017. Intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 2 to 6 years.

As of June 30, 2021 and December 31, 2020, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	June 30, 2021					December 31, 2020
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Noncompete agreements	$170	$(125)	$—	$45	1.6	$170	$(111)	$—	$59	2.1
Customer relationships	15,979	(7,132)	(7,592)	1,255	4.4	15,979	(6,979)	(7,592)	1,408	4.9
Trade names	9,099	(6,580)	—	2,519	6.3	9,099	(6,380)	—	2,719	6.8
Intangible assets	$25,248	$(13,837)	$(7,592)	$3,819	4.2	$25,248	$(13,470)	$(7,592)	$4,186	4.6

As of June 30, 2021, estimated future amortization expense was as follows:

2021	$367
2022	725
2023	664
2024	661
2025	661
2026 and thereafter	741
Total	$3,819

NOTE 6 — ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
Accrued payroll and benefits	$3,016	$5,320
Fair value of interest rate swap	88	148
Accrued property taxes	363	—
Income taxes payable	41	78
Accrued professional fees	508	176
Accrued warranty liability	168	33
Self-insured workers compensation reserve	172	74
Accrued other	256	478
Total accrued liabilities	$4,612	$6,307

NOTE 7 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
Line of credit	$6,000	$1,245
PPP Loans	—	9,151
Other notes payable	392	163
Long-term debt	228	228
Less: Current portion	(6,392)	(1,406)
Long-term debt, net of current maturities	$228	$9,381

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

On October 29, 2020, the Company executed the First Amendment to the 2016 Amended and Restated Loan Agreement, implementing a payoff of a syndicated lender and a pricing grid based on the Company’s trailing twelve month EBITDA under which applicable margins range from 2.25% to 2.75% for LIBOR rate loans and 0.00% and 0.75% for base rate loans, and extending the term of the Credit Facility to  July 31, 2023.

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

The Credit Facility contains customary representations and warranties applicable to the Company and its subsidiaries. It also contains a requirement that the Company, on a consolidated basis, maintain a minimum quarterly fixed charge coverage ratio, along with other customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2021.

On February 23, 2021, the Company executed the Second Amendment to the 2016 Amended and Restated Loan Agreement, which waived testing of the fixed charge coverage covenant for the quarters ending March 31, 2021 and June 30, 2021, added a new liquidity covenant applicable to the quarter ending March 31, 2021, and new minimum EBITDA covenants applicable to the quarters ending March 31, 2021 and June 30 2021. As of June 30, 2021, the Company was in compliance with the terms of the Credit Facility. Pursuant to the Second Amendment, as of the September 30, 2021 reporting date, the Company will transition back to a fixed charge coverage covenant.

In conjunction with the 2016 Amended and Restated Loan Agreement, during June 2019, the Company entered into a floating to fixed interest rate swap with CIBC. The swap agreement has a notional amount of $6,000 and a schedule matching that of the underlying loan that synthetically fixes the interest rate on LIBOR borrowings for the entire term of the Credit Facility at 2.13%, before considering the Company’s risk premium. The interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, which may subject the Company’s results of operations to non-cash volatility. The interest rate swap liability is included in the “Accrued liabilities” line item of the Company’s condensed consolidated financial statements as of June 30, 2021 and December 31, 2020.

As of June 30, 2021, there was $6,000 of outstanding indebtedness under the Credit Facility, with the ability to borrow an additional $18,928, under the Credit Facility.

Other

In 2016, the Company entered into a $570 loan agreement with the Development Corporation of Abilene which is included in the “Long-term debt, less current maturities” line item of our condensed consolidated financial statements as of June 30, 2021 and December 31, 2020. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During each of the years 2020, 2019, and 2018, $114 of the loan was forgiven. As of June 30, 2021, the loan balance was $228. In addition, the Company has outstanding notes payable for capital expenditures in the amount of $392 and $163 as of June 30, 2021 and December 31, 2020, respectively, with $392 and $161 included in the “Line of credit and other notes payable” line item of the Company’s condensed consolidated financial statements as of June 30, 2021 and December 31, 2020, respectively. The notes payable have monthly payments that range from $1 to $7 and an interest rate of approximately 8%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from March 2022 to August 2024.

On April 15, 2020, the Company received funds under notes and related documents with CIBC, under the Paycheck Protection Program (the “PPP”) which was established under the CARES Act enacted on March 27, 2020 in response to the COVID-19 pandemic and is administered by the SBA. The Company received total proceeds of $9,530 from the PPP Loans and made repayments of $379 on May 13, 2020. Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 enacted on June 5, 2020 (the “Flexibility Act”), the PPP Loans, and accrued interest and fees may be forgiven following a period of twenty-four weeks after PPP Loan proceeds are received (the “covered period”) if they are used for qualifying expenses as described in the CARES Act including payroll costs and certain employee benefits (which must equal or exceed 60% of the amount requested to be forgiven), rent, mortgage interest, and utilities. The amount of loan forgiveness will be reduced if the borrower terminates employees or significantly reduces salaries during such period, subject to certain exceptions. Subject to the terms and conditions applicable to loans administered by the SBA under the PPP, as amended by the Flexibility Act, the unforgiven portion of a PPP Loan is payable over a two year period at an interest rate of 1.00%, with a deferral of payments of principal, interest and fees until the date on which the SBA remits the loan forgiveness amount to the lender (or notifies the lender that no loan forgiveness is allowed), provided that the borrower applies for forgiveness within 10 months after the last day of the covered period (and if not, payment of principal and interest shall commence 10 months after the last day of the covered period). The Company used at least 60% of the amount of the PPP Loans proceeds to pay for payroll costs and the balance on other eligible qualifying expenses consistent with the terms of the PPP and submitted its forgiveness applications to CIBC during the first quarter of 2021. During the second quarter of 2021, all loans were forgiven by the SBA and a gain of $9,151 was recorded in “Other income (expense), net” in the Company's condensed consolidated statements of operations.

NOTE 8 — LEASES

The Company leases certain facilities and equipment. On January 1, 2019, the Company adopted Accounting Standard Update (“ASU”) 2016-02, Leases (“Topic 842”) and ASU 2018-11 using the cumulative effect method and has elected to apply each available practical expedient. The adoption of Topic 842 resulted in the Company recognizing operating lease liabilities totaling $19,508 with a corresponding right-of-use (“ROU”) asset of $17,613 based on the present value of the minimum rental payments of such leases. The variance between the ROU asset balance and the lease liability is a deferred rent liability that existed prior to the adoption of Topic 842 and was offset against the ROU asset balance during the adoption. The discount rates used for leases accounted for under ASC 842 are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

The Company has elected to apply the short-term lease exception to all leases of one year or less. During the six months ended June 30, 2021, the Company had an additional operating lease that resulted in right-of-use assets obtained in exchange for lease obligations of $907. Additionally, during the six months ended June 30, 2021 and 2020, the Company had additional finance leases that resulted in property, plant, and equipment obtained in exchange for lease obligations of $1,896 and $1,918, respectively.

Some of the Company’s facility leases include options to renew. The exercise of the renewal options is typically at the Company’s discretion. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$254	$156	$440	$285
Interest on finance lease liabilities	105	48	173	74
Total finance lease costs	359	204	613	359
Operating lease cost components:
Operating lease cost	760	811	1,519	1,576
Short-term lease cost	178	155	374	287
Variable lease cost (1)	197	193	427	388
Sublease income	(46)	(45)	(92)	(90)
Total operating lease costs	1,089	1,114	2,228	2,161

Total lease cost	$1,448	$1,318	$2,841	$2,520

Supplemental cash flow information related to our operating leases is as follows for the six months ended June 30, 2021 and 2020:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases			$1,800	$1,764

Weighted-average remaining lease term-finance leases at end of period (in years)			2.2	1.8
Weighted-average remaining lease term-operating leases at end of period (in years)			9.3	10.4
Weighted-average discount rate-finance leases at end of period			8.6%	9.0%
Weighted-average discount rate-operating leases at end of period			8.5%	8.8%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of June 30, 2021, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2021	$1,120	$1,754	$2,874
2022	1,876	3,474	5,350
2023	1,220	3,388	4,608
2024	440	2,933	3,373
2025	240	3,015	3,255
2026 and thereafter	55	17,104	17,159
Total lease payments	4,951	31,668	36,619
Less—portion representing interest	(492)	(10,629)	(11,121)
Present value of lease obligations	4,459	21,039	25,498
Less—current portion of lease obligations	(1,801)	(1,729)	(3,530)
Long-term portion of lease obligations	$2,658	$19,310	$21,968

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

The following tables represent the fair values of the Company’s financial liabilities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$88	$—	$88
Total liabilities at fair value	$—	$88	$—	$88

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$148	$—	$148
Total liabilities at fair value	$—	$148	$—	$148

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of June 30, 2021, the Company has a full valuation allowance recorded against deferred tax assets. During the six months ended June 30, 2021, the Company recorded a provision for income taxes of $77, compared to a provision for income taxes of $83 during the six months ended June 30, 2020.

The Company files income tax returns in U.S. federal and state jurisdictions. As of June 30, 2021, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2020, the Company had federal and unapportioned state net operating loss (“NOL”) carryforwards of $260,598 of which $227,781 will generally begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

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

As of June 30, 2021, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of June 30, 2021.

NOTE 11 — SHARE-BASED COMPENSATION

There was no stock option activity during the six months ended June 30, 2021 and no stock options were outstanding as of June 30, 2021.

The following table summarizes the Company’s restricted stock unit and performance award activity during the six months ended June 30, 2021:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2020	1,332,884	$1.86
Granted	393,592	$4.82
Vested	(682,411)	$1.93
Unvested as of June 30, 2021	1,044,065	$2.75

Under certain situations, shares are withheld from issuance to cover taxes for the vesting of restricted stock units and performance awards. For the six months ended June 30, 2021, 230,213 of such shares were withheld to cover $1,491 of tax obligations.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2021 and 2020, as follows:

	Six Months Ended June 30,
	2021	2020
Share-based compensation expense:
Cost of sales	$76	$54
Selling, general and administrative	588	502
Net effect of share-based compensation expense on net income	$664	$556
Reduction in earnings per share:
Basic earnings per share	$0.04	$0.03
Diluted earnings per share	$0.04	$0.03

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

Industrial Solutions

The Company provides supply chain solutions, inventory management, kitting and assembly services, primarily serving the combined cycle natural gas turbine market, as well as other clean technology markets.

Corporate

“Corporate” includes the assets and selling, general and administrative expenses of the Company’s corporate office. “Eliminations” comprises adjustments to reconcile segment results to consolidated results.

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Basis of Presentation” of these condensed consolidated financial statements. Summary financial information by reportable segment for the three and six months ended June 30, 2021 and 2020 is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2021
Revenues from external customers	$35,825	$7,404	$3,262	$—	$—	$46,491
Intersegment revenues	5	—	279	—	(284)	—
Net revenues	35,830	7,404	3,541	—	(284)	46,491
Operating profit (loss)	271	(882)	(47)	(1,631)	(22)	(2,311)
Depreciation and amortization	992	462	104	53	—	1,611
Capital expenditures	85	37	6	25	—	153

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2020
Revenues from external customers	$43,614	$6,915	$4,397	$—	$—	$54,926
Intersegment revenues	—	7	—	—	(7)	—
Net revenues	43,614	6,922	4,397	—	(7)	54,926
Operating profit (loss)	3,199	(651)	217	(1,730)	—	1,035
Depreciation and amortization	939	503	106	34	—	1,582
Capital expenditures	217	1	7	34	—	259

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2021
Revenues from external customers	$58,602	$12,753	$7,864	$—	$—	$79,219
Intersegment revenues	5	—	281	—	(286)	—
Net revenues	58,607	12,753	8,145	—	(286)	79,219
Operating loss	(1,429)	(1,871)	(61)	(3,239)	(22)	(6,622)
Depreciation and amortization	1,937	920	210	97	—	3,164
Capital expenditures	648	37	26	54	—	765

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2020
Revenues from external customers	$81,983	$13,142	$8,435	$—	$—	$103,560
Intersegment revenues	—	7	—	—	(7)	—
Net revenues	81,983	13,149	8,435	—	(7)	103,560
Operating profit (loss)	6,740	(912)	410	(3,523)	—	2,715
Depreciation and amortization	1,903	1,015	210	66	—	3,194
Capital expenditures	598	169	127	35	—	929

	Total Assets as of
	June 30,	December 31,
Segments:	2021	2020
Heavy Fabrications	$44,588	$40,438
Gearing	45,604	43,319
Industrial Solutions	8,621	10,244
Corporate	230,099	220,428
Eliminations	(199,893)	(194,747)
	$129,019	$119,682

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the six months ended June 30, 2021 and 2020 consisted of the following:

	For the Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$473	$127
Bad debt expense	9	114
Write-offs	(429)	(47)
Other adjustments	(1)	(33)
Balance at end of period	$52	$161

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of  June 30, 2021 or December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1, “Financial Statements,” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 2. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties including those arising as a result of, or amplified by, the COVID-19 pandemic. As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” refer to Broadwind, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its subsidiaries, as appropriate.

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

Key Financial Measures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues	$46,491	$54,926	$79,219	$103,560
Net income	$10,252	$529	$9,042	$1,482
Adjusted EBITDA (1)	$12,800	$2,863	$14,017	$6,468
Capital expenditures	$153	$259	$765	$929
Free cash flow (2)	$5,645	$(8,665)	$(376)	$(8,994)
Operating working capital (3)	$16,999	$20,113	$16,999	$20,113
Total debt (4)	$6,620	$22,546	$6,620	$22,546
Total orders	$26,441	$39,558	$60,655	$73,367
Backlog at end of period (5)	$74,338	$112,062	$74,338	$112,062
Book-to-bill (6)	0.6	0.7	0.8	0.7

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

(3)	We define operating working capital as accounts receivable and inventory net of accounts payable and customer deposits.

(4)	Total debt at June 30, 2020 includes PPP Loans totaling $9,151.

(5)	Our backlog at June 30, 2021 is net of revenue recognized over time.

(6)	We define the book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$10,252	$529	$9,042	$1,482
Interest expense	318	474	547	1,147
Income tax provision	45	31	77	83
Depreciation and amortization	1,611	1,582	3,164	3,194
Share-based compensation and other stock payments	574	247	1,187	562
Adjusted EBITDA	12,800	2,863	14,017	6,468
Changes in operating working capital	(5,288)	(11,269)	(11,937)	(14,533)
Employee retention credit receivable	(1,714)	—	(1,714)	—
Capital expenditures	(153)	(259)	(765)	(929)
Proceeds from disposal of property and equipment	—	—	23	—
Free Cash Flow	$5,645	$(8,665)	$(376)	$(8,994)

OUR BUSINESS

Second Quarter Overview

We booked $26,441 in new orders in the second quarter of 2021, down from $39,558 in the second quarter of 2020. Within our Heavy Fabrication segment, wind tower orders decreased 61%, as customers delayed orders due to elevated steel prices and uncertainty regarding the timing and likelihood of potential wind energy incentives.  Industrial fabrications product line orders, within the Heavy Fabrications segment, doubled compared to the prior year quarter, primarily due to higher order intake within mining markets, as customers resumed capital spending and inventory purchases. Gearing segment orders more than doubled compared to the second quarter of 2020 primarily due to increased demand from oil and gas (“O&G”) and mining customers. Orders within our Industrial Solutions segment decreased by 14% as compared to the prior year, primarily due to the timing of orders associated with gas turbine and aftermarket projects.

We recognized revenue of $46,491 in the second quarter of 2021, down 15% compared to the second quarter of 2020, primarily due to a decrease in the Heavy Fabrications segment, as tower sections sold decreased 6% compared to the prior year quarter due to project delays, lower industry wide activity levels and a lower average selling price due to the mix of tower designs sold.  Industrial fabrications product line revenue, within the Heavy Fabrications segment, decreased 42% primarily due to timing of projects and lower order levels in the second half of 2020. Gearing revenue increased by $482 from the second quarter of 2020, driven by higher order intake in recent quarters from O&G customers, partially offset by decreased revenue from industrial customers. Industrial Solutions revenue decreased $856 from the second quarter of 2020, representing a 19% decrease compared to the prior year quarter, primarily due to the timing of new gas turbine customer projects and global logistics delays.

We recorded net income of $10,252 or $0.55 per share in the second quarter of 2021, compared to net income of $529 or $0.03 per share in the second quarter of 2020 primarily due to income of $9,151 recognized from the Paycheck Protection Program (“PPP”) loan forgiveness and a $3,593 ERC benefit (described below). Both of these items were recognized in “Other income (expense), net” in our condensed consolidated statement of operations for the three months ended June 30, 2021. This income was partially offset by the volume related decrease discussed above.

On March 27, 2020, the CARES Act was signed into law providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. The ERC is available for wages paid through December 31, 2021 and is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. During each quarter of 2021, a maximum of $10,000 in qualified wages for each employee is eligible for the ERC. Therefore, the maximum tax credit that can be claimed by an eligible employer in 2021 is $7,000 per employee per calendar quarter. In addition to qualifying in the first quarter, we also qualified for the ERC in the second quarter of 2021 because we had a gross receipts decrease of more than 20% for the first quarter of 2021 compared to the first quarter of 2019, the relevant criteria for the ERC. As a result of us averaging 500 or fewer full-time employees in 2019, all wages paid to employees were eligible for the ERC (rather than only wages paid to employees not providing services). In the first quarter of 2021, we received an ERC benefit of $3,372, which was recorded in “Other income (expense), net” in our condensed consolidated statement of operations. During the second quarter of June 30, 2021, we recorded an additional benefit of $3,593 in “Other income (expense), net” in our condensed consolidated statement of operations. We used $1,879 of this amount to reduce payroll tax payments. The remaining receivable for the ERC benefit is $1,714 as of June 30, 2021 and is included in the line titled “Employee retention credit receivable” in our condensed consolidated balance sheet at June 30, 2021.

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

Overall, through June 30, 2021, we have experienced an adverse impact to our business, operations and financial results as a result of this pandemic due in part to a decline in order activity levels, manufacturing inefficiencies associated with supply chain disruptions and employee staffing constraints due to the spread of the COVID-19 pandemic.  Our facilities continued to operate as essential businesses in light of the customers and markets served. In response to the pandemic, we continue to right-size our workforce and delay certain capital expenditures. In future periods, we may experience weaker customer demand, requests for extended payment terms, customer bankruptcies, additional supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. As we cannot predict the duration or scope of the pandemic, including in light of the emerging variants, or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

We continue to monitor closely the Company’s financial health and liquidity and the impact of the pandemic on the Company, including emerging variants. We have been able to serve the needs of our customers while taking steps to protect the health and safety of our employees, customers, partners, and communities. Among these steps, we have followed the guidance provided by the U.S. Centers for Disease Control and Prevention to protect the continued safety and welfare of our employees.

RESULTS OF OPERATIONS

Three months ended June 30, 2021, Compared to Three months ended June 30, 2020

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

	Three Months Ended June 30,				2021 vs. 2020
		% of Total		% of Total
	2021	Revenue	2020	Revenue	$ Change	% Change
Revenues	$46,491	100.0%	$54,926	100.0%	$(8,435)	(15.4)%
Cost of sales	44,293	95.3%	49,509	90.1%	(5,216)	(10.5)%
Gross profit	2,198	4.7%	5,417	9.9%	(3,219)	(59.4)%
Operating expenses
Selling, general and administrative expenses	4,325	9.3%	4,198	7.6%	127	3.0%
Intangible amortization	184	0.4%	184	0.3%	—	0.0%
Total operating expenses	4,509	9.7%	4,382	8.0%	127	2.9%
Operating (loss) income	(2,311)	(5.0)%	1,035	1.9%	(3,346)	(323.3)%
Other income (expense), net
Paycheck Protection Program loan forgiveness	9,151	19.7%	-	0.0%	9,151	100.0%
Interest expense, net	(318)	(0.7)%	(474)	(0.9)%	156	32.9%
Other, net	3,775	8.1%	(1)	(0.0)%	3,776	377600.0%
Total other income (expense), net	12,608	27.1%	(475)	(0.9)%	13,083	2754.3%
Net income before provision for income taxes	10,297	22.1%	560	1.0%	9,737	1738.8%
Provision for income taxes	45	0.1%	31	0.1%	14	45.2%
Net income	$10,252	22.1%	$529	1.0%	$9,723	1838.0%

Consolidated

Revenues decreased by $8,435 versus the prior year quarter, which was primarily driven by project delays in our Heavy Fabrications segment, which realized a 6% decrease in wind tower sections sold, a lower average selling price due to mix of tower designs sold, and a 42% decrease in industrial fabrications revenue. Gearing segment revenue was up $482 from the second quarter of 2020, primarily driven by higher order intake in recent quarters from O&G customers, partially offset by decreased revenue from industrial customers. Industrial Solutions revenue decreased $856 representing a 19% decrease compared to the prior year quarter, primarily due to the timing of new gas turbine customer projects and global logistics delays.

Gross profit decreased by $3,219 from the prior year quarter primarily due to lower Heavy Fabrications segment sales and higher manufacturing inefficiencies within the Gearing segment.  As a result, gross margin decreased to 4.7% during the three months ended June 30, 2021, from 9.9% during the three months ended June 30, 2020.

Due to lower revenue levels, operating expenses as a percentage of sales increased to 9.7% in the current-year quarter from 8.0% in the prior year quarter.

Net income was $10,252 during the three months ended June 30, 2021, compared to $529 during the three months ended June 30, 2020. The increase was primarily due to income of $9,151 recognized from the PPP Loan forgiveness and income of $3,593 recognized from the ERC benefit. Both of these items were recognized in “Other income (expense), net” in our condensed consolidated statements of operations.

Heavy Fabrications Segment

	Three Months Ended
	June 30,
	2021	2020
Orders	$14,760	$31,401
Tower sections sold	302	320
Revenues	35,830	43,614
Operating income	271	3,199
Operating margin	0.8%	7.3%

Heavy Fabrications segment wind tower orders decreased 61% as compared to the second quarter of 2020 as customers delayed orders due to elevated steel prices and uncertainty regarding the timing and likelihood of potential wind energy incentives. Industrial fabrication product line orders, within the Heavy Fabrication segment, doubled quarter-over-quarter primarily due to higher order intake within mining markets as customers resumed capital spending and inventory purchases. Segment revenues decreased $7,784 from the prior year quarter primarily due to a 6% decrease in tower sections sold due to project delays and a lower average selling price due to the mix of tower designs sold. Lower industrial fabrication order intake from mining and industrial customers in recent quarters lead to lower revenue in the current year quarter.

Heavy Fabrications segment operating income decreased by $2,928 compared to the prior year. The quarter-over-quarter degradation in operating performance reflects the adverse volume impacts described previously as well as the underutilization of plant capacity in the quarter. Operating margin was 0.8% during the three months ended June 30, 2021, a decrease from 7.3% during the three months ended June 30, 2020.

Gearing Segment

	Three Months Ended
	June 30,
	2021	2020
Orders	$7,858	$3,731
Revenues	7,404	6,922
Operating loss	(882)	(651)
Operating margin	(11.9)%	(9.4)%

Gearing segment orders increased 111% from the prior year period primarily due to increased demand from O&G and mining customers. Gearing revenue was up 7% relative to the comparable prior year period, a reflection of higher order intake in the current year, primarily from O&G customers.

Gearing segment operating loss increased $231 from the prior year period. This was primarily attributable to a less profitable product mix sold and increased manufacturing inefficiencies. Operating margin was (11.9)% during the three months ended June 30, 2021, down from (9.4)% during the three months ended June 30, 2020, driven primarily by the items identified above.

Industrial Solutions Segment

	Three Months Ended
	June 30,
	2021	2020
Orders	$3,823	$4,426
Revenues	3,541	4,397
Operating (loss) income	(47)	217
Operating margin	(1.3)%	4.9%

Industrial Solutions segment orders decreased by 14% from the prior year period primarily due to the timing of orders associated with aftermarket projects. Segment revenue decreased by 19% from the prior year period primarily due to the timing of new gas turbine projects and global logistics delays. The decrease in operating income versus the prior-year quarter was primarily a result of lower sales during the quarter.

Corporate and Other

Corporate and Other expenses during the three months ended June 30, 2021 decreased from the prior year period primarily due to lower insurance expenses.

Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

	Six Months Ended June 30,				2021 vs. 2020
		% of Total		% of Total
	2021	Revenue	2020	Revenue	$ Change	% Change
Revenues	$79,219	100.0%	$103,560	100.0%	$(24,341)	(23.5)%
Cost of sales	76,739	96.9%	91,971	88.8%	(15,232)	(16.6)%
Gross profit	2,480	3.1%	11,589	11.2%	(9,109)	(78.6)%
Operating expenses
Selling, general and administrative expenses	8,735	11.0%	8,507	8.2%	228	2.7%
Intangible amortization	367	0.5%	367	0.4%	—	—%
Total operating expenses	9,102	11.5%	8,874	8.6%	228	2.6%
Operating (loss) income	(6,622)	(8.4)%	2,715	2.6%	(9,337)	(343.9)%
Other income (expense), net
Paycheck Protection Program loan forgiveness	9,151	11.6%	—	—%	9,151	100.0%
Interest expense, net	(547)	(0.7)%	(1,147)	(1.1)%	600	52.3%
Other, net	7,137	9.0%	(3)	(0.0)%	7,140	238000.0%
Total other income (expense), net	15,741	19.9%	(1,150)	(1.1)%	16,891	1468.8%
Net income before provision for income taxes	9,119	11.5%	1,565	1.5%	7,554	482.7%
Provision for income taxes	77	0.1%	83	0.1%	(6)	(7.2)%
Net income	$9,042	11.4%	$1,482	1.4%	$7,560	510.1%

Consolidated

Revenues decreased by $24,341 from the six months ended June 30, 2020, primarily due to a 25% decrease in tower sections sold due to customer driven project delays and a lower average selling price due to the mix of tower designs sold. The industrial fabrications product line, within the Heavy Fabrications segment, was adversely impacted by lower order intake in recent quarters. Gearing revenue was down $396 from the first half of 2020, primarily driven by lower order intake in the second half of the prior year, from industrial and mining customers, partially offset by increased revenue from O&G and aftermarket wind. Industrial Solutions revenue decreased $290 from the six months ended June 30, 2020, representing a 3% decrease, primarily due to the timing of aftermarket customer installations and global logistics delays.

Gross profit decreased by $9,109 from the first half of 2020 primarily due to lower sales and manufacturing inefficiencies caused by supply chain disruptions, a temporary shut-down of our Abilene, Texas plant due to a weather event in the first quarter and increased manufacturing variances within our Gearing segment. As a result, gross margin decreased to 3.1% during the six months ended June 30, 2021, from 11.2% during the six months ended June 30, 2020.

Due to lower revenue levels, operating expenses as a percentage of sales increased to 11.5% in the current year from 8.6% in the prior year period.

Net income was $9,042 during the six months ended June 30, 2021, compared to $1,482 during the six months ended June 30, 2020. The increase was primarily attributable to income of $9,151 recognized from the PPP Loan forgiveness and income of $6,965 recognized from the ERC benefit. Both of these items were recognized in “Other income (expense), net” in our condensed consolidated statements of operations.

Heavy Fabrications Segment

	Six Months Ended
	June 30,
	2021	2020
Orders	$35,557	$46,916
Tower sections sold	471	632
Revenues	58,607	81,983
Operating (loss) income	(1,429)	6,740
Operating margin	(2.4)%	8.2%

Heavy Fabrications segment wind tower orders decreased 30% compared to the prior year as customers delayed orders due to elevated steel prices and uncertainty regarding the timing and likelihood of potential wind energy incentives.  Industrial fabrication product line orders, within the Heavy Fabrication segment, were flat year-over-year. Segment revenues decreased by $23,376 from the prior year primarily due to a 25% decrease in tower sections sold and a lower average selling price due to the mix of tower designs sold. Revenues also decreased due to lower order intake within our industrial fabrication product line in recent quarters.

Heavy Fabrications segment operating income decreased by $8,169 compared to the prior year. The year-over-year degradation in operating performance reflects the adverse volume impacts described previously, the underutilization of plant capacity, manufactured inefficiencies caused by supply chain disruptions and a temporary shut-down of our Abilene, Texas plant due to a weather event in the first quarter. Operating margin was (2.4)% during the six months ended June 30, 2021, a decrease from 8.2% during the six months ended June 30, 2020.

Gearing Segment

	Six Months Ended
	June 30,
	2021	2020
Orders	$17,778	$16,151
Revenues	12,753	13,149
Operating loss	(1,871)	(912)
Operating margin	(14.7)%	(6.9)%

Gearing segment orders increased 10% from the six months ended June 30, 2020 primarily due to increased demand from O&G customers, partially offset by the timing of aftermarket wind gearing orders, which can fluctuate based on customer order patterns and market conditions. Gearing revenue was down 3% compared to the prior year, a reflection of lower order intake in the second half of the prior year, primarily within industrial and mining markets, partially offset by increased revenue from O&G and aftermarket wind customers.

Gearing segment operating loss increased $959 from the prior year period. This was primarily attributable to lower revenue and increased manufacturing inefficiencies. Operating margin was (14.7)% during the six months ended June 30, 2021, down from (6.9)% during the six months ended June 30, 2020, driven primarily by the items identified above.

Industrial Solutions Segment

	Six Months Ended
	June 30,
	2021	2020
Orders	$7,320	$10,300
Revenues	8,145	8,435
Operating (loss) income	(61)	410
Operating margin	(0.7)%	4.9%

Industrial Solutions segment orders decreased by 29% from the prior year period primarily due to the timing of orders associated with new gas turbine and aftermarket projects. Segment revenue decreased by 3% from the prior year period primarily due to the timing of aftermarket installations and global logistics delays. The decrease in operating income versus the prior year was primarily a result of a lower margin sales mix sold during the first half of 2021.

Corporate and Other

Corporate and Other expenses during the six months ended June 30, 2021 decreased from the prior year period due to lower marketing expenses and incentive compensation.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2021, cash and cash equivalents totaled $4,757, an increase of $1,385 from December 31, 2020. Cash balances remain limited as operating receipts and disbursements flow through our Credit Facility (as defined in Note 7, “Debt and Credit Agreements,” in the notes to our condensed consolidated financial statements), which is in a drawn position. Debt and finance lease obligations at June 30, 2021 totaled $11,079. As of June 30, 2021, we had the ability to borrow up to an additional $18,928 under the Credit Facility.

On March 9, 2021, we entered into a $10,000 Equity Distribution Agreement (the “Equity Distribution Agreement”) with Craig-Hallum Capital Group, LLC (the Manager”). Pursuant to the terms of the Equity Distribution Agreement, we issued 1,897,697 shares of the Company's common stock thereunder during the six month period ended June 30, 2021. The net proceeds (before upfront costs) to the Company from the sales of such shares were approximately $9,725 after deducting commissions paid of approximately $275 and before deducting other expense of $376.

We anticipate that current cash resources, expected cash proceeds or savings from the ERC, amounts available under the Credit Facility, cash to be generated from operations and any potential proceeds from the sale of further securities under the Form S-3 will be adequate to meet our liquidity needs for at least the next twelve months.

If assumptions regarding our production, sales and subsequent collections from certain of our large customers, as well as customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, particularly in light of the COVID-19 pandemic, and emerging variants, and its effects on domestic and global economies, we may encounter cash flow and liquidity issues.

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

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020
Total cash (used in) provided by:
Operating activities	$(9,987)	$(8,238)
Investing activities	(742)	(929)
Financing activities	12,114	8,870
Net increase (decrease) in cash	$1,385	$(297)

Operating Cash Flows

During the six months ended June 30, 2021, net cash used in operating activities totaled $9,987 compared to net cash used in operating activities of $8,238 during the prior year period. The increase in net cash used was primarily due to our operating performance excluding non-cash items and the timing of accruals, partially offset by a decrease in net cash used to fund operating working capital in the current year period.

Investing Cash Flows

During the six months ended June 30, 2021, net cash used in investing activities totaled $742, compared to net cash used in investing activities of $929 during the prior year period. The decrease in net cash used in investing activities as compared to the prior-year period was primarily due to a decrease in net purchases of property and equipment.

Financing Cash Flows

During the six months ended June 30, 2021, net cash provided by financing activities totaled $12,114, compared to net cash provided by financing activities of $8,870 during the prior year period. The increase versus the prior-year period was primarily due to proceeds from the sale of securities under the Equity Distribution Agreement received in the current year and increased net borrowings under our Credit Facility in the current year, partially offset by the PPP Loan (defined below) proceeds received in 2020.

Other

In 2016, we entered into a $570 loan agreement with the Development Corporation of Abilene which is included in the “Long-term debt, less current maturities” line item of our condensed consolidated financial statements as of June 30, 2021 and December 31, 2020. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During each of the years 2020, 2019 and 2018, $114 of the loan was forgiven. As of June 30, 2021, the loan balance was $228. In addition, we have outstanding notes payable for capital expenditures in the amount of $392 and $163 as of June 30, 2021 and December 31, 2020, respectively, with $392 and $161 included in the “Line of Credit and other notes payable” line item of our condensed consolidated financial statements as of June 30, 2021 and December 31, 2020, respectively. The notes payable have monthly payments that range from $1 to $7 and an interest rate of approximately 8%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from March 2022 to August 2024.

On April 15, 2020, we received funds under notes and related documents executed under the Paycheck Protection Program (“PPP Loans”) with CIBC Bank, USA under the PPP which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020 in response to the COVID-19 pandemic and is administered by the U.S. Small Business Administration (the “SBA”). We received total proceeds of $9,530 from the PPP Loans and made repayments of $379 on May 13, 2020. Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 enacted on June 5, 2020 (the “Flexibility Act”), the PPP Loans, and accrued interest and fees may be forgiven following a period of twenty-four weeks after PPP Loan proceeds are received (the “covered period”) if they are used for qualifying expenses as described in the CARES Act including payroll costs and benefits (which must equal or exceed 60% of the amount requested to be forgiven), rent, mortgage interest, and utilities, which are subject to certain reductions based on the number of full time equivalent employees and the level of compensation for employees during such covered period. The amount of loan forgiveness will be reduced if the borrower terminates employees or significantly reduces salaries during such period, subject to certain exceptions. Subject to the terms and conditions applicable to loans administered by the SBA under the PPP, as amended by the Flexibility Act, the unforgiven portion of a PPP Loan is payable over a two year period at an interest rate of 1.00%, with a deferral of payments of principal, interest and fees until the date on which the SBA remits the loan forgiveness amount to the lender (or notifies the lender that no loan forgiveness is allowed), provided that the borrower applies for forgiveness within 10 months after the last day of the covered period (and if not, payment of principal and interest shall commence 10 months after the last day of the covered period). We used at least 60% of the amount of the PPP Loans proceeds to pay for payroll costs and the balance on other eligible qualifying expenses consistent with the terms of the PPP and submitted our forgiveness applications to CIBC Bank, USA during the first quarter of 2021. During the second quarter of 2021, all loans were forgiven by the SBA and a gain of $9,151 was recorded in Other income (expense), net in our condensed consolidated statements of operations.

The CARES Act also provided for the ERC, which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. The ERC is available for wages paid through December 31, 2021 and is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. During each quarter in 2021, a maximum of $10,000 in qualified wages for each employee is eligible for the ERC. Therefore, the maximum tax credit that can be claimed by an eligible employer in 2021 is $7,000 per employee per calendar quarter. In addition to qualifying in the first quarter, we qualified for the ERC in the second quarter of 2021 because we had a gross receipts decrease of more than 20% for the first quarter of 2021 compared to the first quarter of 2019, the relevant criteria for the ERC. As a result of us averaging 500 or fewer full-time employees in 2019, all wages paid to employees were eligible for the ERC (rather than only wages paid to employees not providing services). In the first quarter of 2021, we received an ERC benefit of $3,372, which was recorded in “Other income (expense), net” in our condensed consolidated statement of operations. During the second quarter of June 30, 2021, we recorded an additional benefit of $3,593 in “Other income (expense), net” in our condensed consolidated statement of operations. We used $1,879 of this amount to reduce payroll tax payments. The receivable for the ERC was $1,714 as of June 30, 2021 and is included in the line titled “Employee retention credit receivable” in our condensed consolidated balance sheet at June 30, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Part I, Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward looking statements. Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following, many of which are, and will be, amplified by the COVID-19 pandemic, including as a result of emerging variants: (i) the impact of global health concerns, including the impact of the current COVID-19 pandemic on the economies and financial markets and the demand for our products; (ii) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards as well as new or continuing tariffs on steel or other products imported into the United States; (iii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iv) the economic and operational stability of our significant customers and suppliers, including their respective supply chains, and the ability to source alternative suppliers as necessary, in light of the COVID-19 pandemic; (v) our ability to continue to grow our business organically and through acquisitions, and the impairment thereto by the impact of the COVID-19 pandemic; (vi) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (vii) information technology failures, network disruptions, cybersecurity attacks or breaches in data security, including with respect to any remote work arrangements implemented in response to the COVID-19 pandemic; (viii) the sufficiency of our liquidity and alternate sources of funding, if necessary; (ix) our ability to realize revenue from customer orders and backlog; (x) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (xi) the economy, including its stability in light of the COVID-19 pandemic, and the potential impact it may have on our business, including our customers; (xii) the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (xiii) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xiv) competition from new or existing industry participants including, in particular, increased competition from foreign tower manufacturers; (xv) the effects of the change of administrations in the U.S. federal government; (xvi) our ability to successfully integrate and operate acquired companies and to identify, negotiate and execute future acquisitions; (xvii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; (xviii) our ability to utilize various relief options enabled by the CARES Act; (xix) the limited trading market for our securities and the volatility of market price for our securities; and (xx) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements including, but not limited to, those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K under the Securities Act and as such are not required to provide information under this Item pursuant to Item 305I of Regulation S-K.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, including but not limited to changes resulting from the COVID-19 pandemic, during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORM 10-Q FOR THE QUARTER ENDED June 30, 2021

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
101

The following financial information from this Form 10-Q of Broadwind, Inc. for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND, INC.

August 6, 2021	By:	/s/ Eric B. Blashford
Eric B. Blashford
President, Chief Executive Officer
(Principal Executive Officer)
August 6, 2021	By:	/s/ Jason L. Bonfigt
Jason L. Bonfigt
Vice President, Chief Financial Officer (Principal Financial Officer)