Form 10-Q
period 2021-09-30
BROADWIND, INC.
filed 2021-11-10
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of November 8, 2021: 19,481,414.

BROADWIND, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash	$2,335	$3,372
Accounts receivable, net	16,131	15,337
Employee retention credit receivable	503	—
Contract assets	1,491	2,253
Inventories, net	24,876	26,724
Prepaid expenses and other current assets	2,220	2,909
Total current assets	47,556	50,595
LONG-TERM ASSETS:
Property and equipment, net	44,239	45,195
Operating lease right-of-use assets	18,462	19,321
Intangible assets, net	3,636	4,186
Other assets	585	385
TOTAL ASSETS	$114,478	$119,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and other notes payable	$5,445	$1,406
Current portion of finance lease obligations	1,886	1,427
Current portion of operating lease obligations	1,732	1,832
Accounts payable	13,773	18,180
Accrued liabilities	4,040	6,307
Customer deposits	7,680	18,819
Total current liabilities	34,556	47,971
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	228	9,381
Long-term finance lease obligations, net of current portion	2,762	1,996
Long-term operating lease obligations, net of current portion	18,863	19,569
Other	917	104
Total long-term liabilities	22,770	31,050
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 19,753,256 and 17,211,498 shares issued as of September 30, 2021, and December 31, 2020, respectively	20	17
Treasury stock, at cost, 273,937 shares as of September 30, 2021 and December 31, 2020	(1,842)	(1,842)
Additional paid-in capital	394,300	384,749
Accumulated deficit	(335,326)	(342,263)
Total stockholders’ equity	57,152	40,661
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$114,478	$119,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$40,389	$54,614	$119,608	$158,174
Cost of sales	38,315	50,876	115,054	142,847
Gross profit	2,074	3,738	4,554	15,327
OPERATING EXPENSES:
Selling, general and administrative	3,888	4,030	12,623	12,537
Intangible amortization	183	183	550	550
Total operating expenses	4,071	4,213	13,173	13,087
Operating (loss) income	(1,997)	(475)	(8,619)	2,240
OTHER (EXPENSE) INCOME, net:
Paycheck Protection Program loan forgiveness	—	—	9,151	—
Interest expense, net	(269)	(507)	(816)	(1,654)
Other, net	185	(1)	7,322	(3)
Total other (expense) income, net	(84)	(508)	15,657	(1,657)
Net (loss) income before provision for income taxes	(2,081)	(983)	7,038	583
Provision for income taxes	24	20	101	103
NET (LOSS) INCOME	(2,105)	(1,003)	6,937	480
NET (LOSS) INCOME PER COMMON SHARE—BASIC:
Net (loss) income	$(0.11)	$(0.06)	$0.38	$0.03
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	19,418	16,866	18,460	16,741
NET (LOSS) INCOME PER COMMON SHARE—DILUTED:
Net (loss) income	$(0.11)	$(0.06)	$0.36	$0.03
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	19,418	16,866	19,218	17,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2019	16,830,930	$17	(273,937)	$(1,842)	$383,361	$(340,776)	$40,760
Stock issued for restricted stock	83,050	—	—	—	—	—	—
Share-based compensation	—	—	—	—	308	—	308
Net income	—	—	—	—	—	954	954
BALANCE, March 31, 2020	16,913,980	$17	(273,937)	$(1,842)	$383,669	$(339,822)	$42,022
Stock issued for restricted stock	199,636	—	—	—	—	—	—
Share-based compensation	—	—	—	—	248	—	248
Net income	—	—	—	—	—	529	529
BALANCE, June 30, 2020	17,113,616	$17	(273,937)	$(1,842)	$383,917	$(339,293)	$42,799
Stock issued for restricted stock	6,401	—	—	—	—	—	—
Share-based compensation	—	—	—	—	207	—	207
Sale of common stock, net	91,481	—	—	—	232	—	232
Net loss	—	—	—	—	—	(1,003)	(1,003)
BALANCE, September 30, 2020	17,211,498	$17	(273,937)	$(1,842)	$384,356	$(340,296)	$42,235

BALANCE, December 31, 2020	17,211,498	$17	(273,937)	$(1,842)	$384,749	$(342,263)	$40,661
Stock issued for restricted stock	241,806	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	26,265	—	—	—	258	—	258
Share-based compensation	—	—	—	—	219	—	219
Shares withheld for taxes in connection with issuance of restricted stock	(105,399)	—	—	—	(847)	—	(847)
Sale of common stock, net	1,100,000	1	—	—	6,100	—	6,101
Net loss	—	—	—	—	—	(1,210)	(1,210)
BALANCE, March 31, 2021	18,474,170	$18	(273,937)	$(1,842)	$390,479	$(343,473)	$45,182
Stock issued for restricted stock	440,611	1	—	—	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	71,334	—	—	—	312	—	312
Share-based compensation	—	—	—	—	445	—	445
Shares withheld for taxes in connection with issuance of restricted stock	(124,814)	—	—	—	(644)	—	(644)
Sale of common stock, net	797,697	1	—	—	3,247	—	3,248
Net income	—	—	—	—	—	10,252	10,252
BALANCE, June 30, 2021	19,658,998	$20	(273,937)	$(1,842)	$393,839	$(333,221)	$58,796
Stock issued for restricted stock	9,583	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	87,615	—	—	—	300	—	300
Share-based compensation	—	—	—	—	193	—	193
Shares withheld for taxes in connection with issuance of restricted stock	(2,940)	—	—	—	(12)	—	(12)
Sale of common stock, net	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	(2,105)	(2,105)
BALANCE, September 30, 2021	19,753,256	$20	(273,937)	$(1,842)	$394,300	$(335,326)	$57,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,937	$480
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	4,758	4,761
Paycheck Protection Program loan forgiveness	(9,151)	—
Deferred income taxes	19	12
Change in fair value of interest rate swap agreements	18	161
Stock-based compensation	857	763
Allowance for doubtful accounts	(434)	47
Common stock issued under defined contribution 401(k) plan	870	—
Gain on disposal of assets	(33)	—
Changes in operating assets and liabilities:
Accounts receivable	(360)	(5,898)
Employee retention credit receivable	(503)	—
Contract assets	763	(1,475)
Inventories	1,848	6,383
Prepaid expenses and other current assets	689	(303)
Accounts payable	(4,321)	(3,900)
Accrued liabilities	(2,285)	678
Customer deposits	(11,139)	(4,193)
Other non-current assets and liabilities	644	9
Net cash used in operating activities	(10,823)	(2,475)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,369)	(1,597)
Proceeds from disposals of property and equipment	33	—
Net cash used in investing activities	(1,336)	(1,597)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	120,485	142,348
Payments on line of credit	(116,446)	(146,216)
Proceeds from long-term debt	613	9,530
Payments on long-term debt	(159)	(1,003)
Principal payments on finance leases	(1,197)	(694)
Shares withheld for taxes in connection with issuance of restricted stock	(1,503)	—
Proceeds from sale of common stock, net	9,329	232
Net cash provided by financing activities	11,122	4,197
NET (DECREASE) INCREASE IN CASH	(1,037)	125
CASH beginning of the period	3,372	2,416
CASH end of the period	$2,335	$2,541

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

Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2021, or any other interim period, which may differ materially due to, among other things, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

The December 31, 2020 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2021 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Company Description

Through its subsidiaries, the Company is a precision manufacturer of structures, equipment and components for clean technology and other specialized applications. The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s capabilities include, but are not limited to the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, heat treatment, assembly, engineering and packaging solutions. The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 66% and 72% of the Company’s revenue during the first nine months of 2021 and 2020, respectively.

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

Total debt and finance lease obligations at  September 30, 2021 totaled $10,321, which includes current outstanding debt and finance leases totaling $7,331. The Company's revolving line of credit balance is included in the “Line of credit and other notes payable” line item in the Company's condensed consolidated balance sheet. Long-term debt at December 31, 2020 included $9,151 of Payroll Protection Program loans (“PPP Loans”), which were forgiven by the U.S. Small Business Administration (“SBA”) during the quarter ended June 30, 2021. See Note 7, “Debt and Credit Agreements,” of these condensed consolidated financial statements for a complete description of the PPP Loans.

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

On March 9, 2021, the Company entered into a $10,000 Equity Distribution Agreement (the “Equity Distribution Agreement”) with Craig-Hallum Capital Group, LLC. Pursuant to the terms of the Equity Distribution Agreement, the Company issued 1,897,697 shares of the Company’s common stock thereunder during the first two quarters of 2021. The net proceeds (before upfront costs) to the Company from the sale of such shares were approximately $9,725 after deducting commissions paid of approximately $275 and before deducting other expenses of $396.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. The ERC is available for wages paid through December 31, 2021 and is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. During each quarter of 2021, a maximum of $10,000 in qualified wages for each employee is eligible for the ERC. Therefore, the maximum tax credit that can be claimed by an eligible employer in 2021 is $7,000 per employee per calendar quarter. In the first and second quarters of 2021, the Company received ERC benefits of $3,372 and $3,593, respectively, which were recorded in “Other income (expense), net” in the Company’s condensed consolidated statement of operations. The Company qualified for the ERC in the first quarter of 2021 because it experienced a reduction in gross receipts of more than 20% for the first quarter of 2021 compared to the first quarter of 2019, the relevant criteria for the ERC. Since the Company qualified for the ERC in the first quarter of 2021, it automatically qualified for the ERC in the second quarter of 2021. As a result of the Company averaging 500 or fewer full-time employees in 2019, all wages paid to employees were eligible for the ERC (rather than only wages paid to employees not providing services). During the third quarter of 2021 due to relatively higher revenues in 2021 as compared to the third quarter of 2019, the Company did not qualify for the ERC benefit. The receivable for the remaining uncollected ERC benefit is $503 as of September 30, 2021 and is included in the “Employee retention credit receivable” line item in the Company’s condensed consolidated balance sheet at September 30, 2021.

The Company anticipates that current cash resources, amounts available under the Credit Facility, cash to be generated from operations and any potential proceeds from the sale of further Company securities under the Form S-3 will be adequate to meet the Company’s liquidity needs for at least the next twelve months.

If assumptions regarding the Company’s production, sales and subsequent collections from certain of the Company’s large customers, as well as receipt of customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, particularly in light of the COVID-19 pandemic, emerging variants and its effects on domestic and global economies, the Company may in the future encounter cash flow and liquidity issues. If the Company’s operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could lose access to its Credit Facility. This could limit the Company’s operational flexibility, require a delay in making planned investments and/or require the Company to seek additional equity or debt financing. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash available to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, or that credit facilities will be available in an amount sufficient to enable the Company to meet these financial obligations.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Heavy Fabrications	$28,675	$43,440	$87,282	$125,424
Gearing	7,562	7,125	20,315	20,273
Industrial Solutions	4,213	4,081	12,357	12,516
Eliminations	(61)	(32)	(346)	(39)
Consolidated	$40,389	$54,614	$119,608	$158,174

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

During the nine months ended September 30, 2021, the Company recognized a portion of revenue within the Gearing and Heavy Fabrications segments over time, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Since the projects are labor intensive, the Company uses labor hours as the input measure of progress for the applicable contracts. Within the Heavy Fabrications segment, the Company recognized revenue over time of $1,791 and $4,220 for the three and nine months ended September 30, 2021, respectively. Within the Gearing segment, the Company recognized revenue over time of $499 and $2,444 for the three and nine months ended September 30, 2021, respectively. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. Contract assets represent the Company’s rights to consideration for work completed but not billed at the end of the period. During the three and nine months ended September 30, 2020, the Company recognized revenue over time of $1,475 from one customer within the Gearing segment.

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

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic earnings per share calculation:
Net (loss) income	$(2,105)	$(1,003)	$6,937	$480
Weighted average number of common shares outstanding	19,417,675	16,866,134	18,460,444	16,741,481
Basic net (loss) income per share	$(0.11)	$(0.06)	$0.38	$0.03
Diluted earnings per share calculation:
Net (loss) income	$(2,105)	$(1,003)	$6,937	$480
Weighted average number of common shares outstanding	19,417,675	16,866,134	18,460,444	16,741,481
Common stock equivalents:
Non-vested stock awards	—	—	757,976	536,920
Weighted average number of common shares outstanding	19,417,675	16,866,134	19,218,420	17,278,401
Diluted net (loss) income per share	$(0.11)	$(0.06)	$0.36	$0.03

NOTE 4 — INVENTORIES

The components of inventories as of September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30,	December 31,
	2021	2020
Raw materials	$15,101	$14,586
Work-in-process	8,814	12,634
Finished goods	3,525	2,704
	27,440	29,924
Less: Reserve for excess and obsolete inventory	(2,564)	(3,200)
Net inventories	$24,876	$26,724

NOTE 5 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf Company, LLC completed in 2017. Intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 1 to 6 years.

As of September 30, 2021 and December 31, 2020, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	September 30, 2021					December 31, 2020
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Noncompete agreements	$170	$(132)	$—	$38	1.3	$170	$(111)	$—	$59	2.1
Customer relationships	15,979	(7,208)	(7,592)	1,179	4.2	15,979	(6,979)	(7,592)	1,408	4.9
Trade names	9,099	(6,680)	—	2,419	6.0	9,099	(6,380)	—	2,719	6.8
Intangible assets	$25,248	$(14,020)	$(7,592)	$3,636	4.0	$25,248	$(13,470)	$(7,592)	$4,186	4.6

As of September 30, 2021, estimated future amortization expense was as follows:

2021	$183
2022	725
2023	664
2024	661
2025	661
2026 and thereafter	742
Total	$3,636

NOTE 6 — ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
Accrued payroll and benefits	$2,646	$5,320
Fair value of interest rate swap	58	148
Accrued property taxes	546	—
Income taxes payable	57	78
Accrued professional fees	110	176
Accrued warranty liability	128	33
Self-insured workers compensation reserve	162	74
Accrued other	333	478
Total accrued liabilities	$4,040	$6,307

NOTE 7 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
Line of credit	$5,284	$1,245
PPP Loans	—	9,151
Other notes payable	161	163
Long-term debt	228	228
Less: Current portion	(5,445)	(1,406)
Long-term debt, net of current maturities	$228	$9,381

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

On October 29, 2020, the Company executed the First Amendment to the Amended and Restated Loan Agreement, implementing a payoff of a syndicated lender and a pricing grid based on the Company’s trailing twelve month EBITDA under which applicable margins range from 2.25% to 2.75% for London Interbank Offering Rate (“LIBOR”) rate loans and 0.00% and 0.75% for base rate loans, and extending the term of the Credit Facility to  July 31, 2023.

On February 23, 2021, the Company executed the Second Amendment to the Amended and Restated Loan Agreement, which waived testing of the fixed charge coverage covenant for the quarters ended March 31, 2021 and June 20, 2021, added a new liquidity covenant applicable to the quarter ended March 31, 2021 and new minimum EBITDA covenants applicable to the quarters ended March 31, 2021 and June 30, 2021. As of September 30, 2021, the Company transitioned back to a fixed charge coverage covenant.

On November 8, 2021, the Company executed the Third Amendment to the Amended and Restated Loan Agreement (the “Third Amendment”) which waived the fixed charge coverage ratio default for the quarter ended September 30, 2021, suspended testing of the fixed charge coverage ratio covenant through September 30, 2022, added a minimum EBITDA covenant applicable to the three-month period ending December 31, 2021, the six-month period ending March 31, 2022, the nine-month period ending June 30, 2022 and the twelve-month period ending September 30, 2022 and added a reserve of $5,000,000 to the Revolving Loan Availability through December 31, 2022. For a more detailed description of the Third Amendment, refer to Item 5 of Part II of this Form 10-Q.

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

In conjunction with the Amended and Restated Loan Agreement, during June 2019, the Company entered into a floating to fixed interest rate swap with CIBC. The swap agreement has a notional amount of $6,000 and a schedule matching that of the underlying loan that synthetically fixes the interest rate on LIBOR borrowings for the entire term of the Credit Facility at 2.13%, before considering the Company’s risk premium. The interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, which may subject the Company’s results of operations to non-cash volatility. The interest rate swap liability is included in the “Accrued liabilities” line item of the Company’s condensed consolidated financial statements as of September 30, 2021 and December 31, 2020.

As of September 30, 2021, there was $5,284 of outstanding indebtedness under the Credit Facility, with the ability to borrow an additional $18,743.

Other

In 2016, the Company entered into a $570 loan agreement with the Development Corporation of Abilene which is included in the “Long-term debt, less current maturities” line item of our condensed consolidated financial statements as of September 30, 2021 and December 31, 2020. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During each of the years 2020, 2019, and 2018, $114 of the loan was forgiven. As of September 30, 2021, the loan balance was $228. In addition, the Company has outstanding notes payable for capital expenditures in the amount of $161 and $163 as of September 30, 2021 and December 31, 2020, respectively, with $161 included in the “Line of credit and other notes payable” line item of the Company’s condensed consolidated financial statements as of September 30, 2021 and December 31, 2020. The notes payable have monthly payments that range from $1 to $16 and an interest rate of approximately 4%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from March 2022 to September 2024.

On April 15, 2020, the Company received funds under notes and related documents with CIBC, under the Paycheck Protection Program (the “PPP”) which was established under the CARES Act enacted on March 27, 2020 in response to the COVID-19 pandemic and is administered by the SBA. The Company received total proceeds of $9,530 from the PPP Loans and made repayments of $379 on May 13, 2020. Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 enacted on June 5, 2020 (the “Flexibility Act”), the PPP Loans, and accrued interest and fees are eligible to be forgiven following a period of twenty-four weeks after PPP Loan proceeds are received (the “covered period”) if they are used for qualifying expenses as described in the CARES Act including payroll costs and certain employee benefits (which must equal or exceed 60% of the amount requested to be forgiven), rent, mortgage interest, and utilities. The amount of loan forgiveness is reduced if the borrower terminates employees or significantly reduces salaries during such period, subject to certain exceptions. The Company used at least 60% of the amount of the PPP Loans proceeds to pay for payroll costs and the balance on other eligible qualifying expenses consistent with the terms of the PPP and submitted its forgiveness applications to CIBC during the first quarter of 2021. During the quarter ended June 30, 2021, all loans were forgiven by the SBA and a gain of $9,151 was recorded in “Other income (expense), net” in the Company's condensed consolidated statements of operations.

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

The Company has elected to apply the short-term lease exception to all leases of one year or less. During the nine months ended September 30, 2021 and 2020, the Company had additional operating leases that resulted in right-of-use assets obtained in exchange for lease obligations of $907 and $4,380, respectively. Additionally, during the nine months ended September 30, 2021 and 2020, the Company had additional finance leases that resulted in property, plant, and equipment obtained in exchange for lease obligations of $2,444 and $2,253, respectively.

Some of the Company’s facility leases include options to renew. The exercise of the renewal options is typically at the Company’s discretion. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$268	$150	$709	$435
Interest on finance lease liabilities	92	64	265	139
Total finance lease costs	360	214	974	574
Operating lease cost components:
Operating lease cost	741	764	2,260	2,340
Short-term lease cost	166	196	540	483
Variable lease cost (1)	220	198	647	586
Sublease income	(47)	(45)	(140)	(136)
Total operating lease costs	1,080	1,113	3,307	3,273

Total lease cost	$1,440	$1,327	$4,281	$3,847

Supplemental cash flow information related to our operating leases is as follows for the nine months ended September 30, 2021 and 2020:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases			$2,722	$2,638

Weighted-average remaining lease term-finance leases at end of period (in years)			2.0	1.7
Weighted-average remaining lease term-operating leases at end of period (in years)			9.1	10.2
Weighted-average discount rate-finance leases at end of period			6.4%	8.9%
Weighted-average discount rate-operating leases at end of period			8.6%	8.9%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of September 30, 2021, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2021	$658	$861	$1,519
2022	2,143	3,474	5,617
2023	1,487	3,388	4,875
2024	561	2,933	3,494
2025	240	3,015	3,255
2026 and thereafter	55	17,101	17,156
Total lease payments	5,144	30,772	35,916
Less—portion representing interest	(496)	(10,177)	(10,673)
Present value of lease obligations	4,648	20,595	25,243
Less—current portion of lease obligations	(1,886)	(1,732)	(3,618)
Long-term portion of lease obligations	$2,762	$18,863	$21,625

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

The following tables represent the fair values of the Company’s financial liabilities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$58	$—	$58
Total liabilities at fair value	$—	$58	$—	$58

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$148	$—	$148
Total liabilities at fair value	$—	$148	$—	$148

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of September 30, 2021, the Company has a full valuation allowance recorded against deferred tax assets. During the nine months ended September 30, 2021, the Company recorded a provision for income taxes of $101, compared to a provision for income taxes of $103 during the nine months ended September 30, 2020.

The Company files income tax returns in U.S. federal and state jurisdictions. As of September 30, 2021, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2020, the Company had federal and unapportioned state net operating loss (“NOL”) carryforwards of $260,598 of which $227,781 will generally begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

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

As of September 30, 2021, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of September 30, 2021.

NOTE 11 — SHARE-BASED COMPENSATION

There was no stock option activity during the nine months ended September 30, 2021 and no stock options were outstanding as of September 30, 2021.

The following table summarizes the Company’s restricted stock unit and performance award activity during the nine months ended September 30, 2021:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2020	1,332,884	$1.86
Granted	393,592	$4.82
Vested	(691,994)	$1.93
Forfeited	(108,144)	$2.95
Unvested as of September 30, 2021	926,338	$2.74

Under certain situations, shares are withheld from issuance to cover taxes for the vesting of restricted stock units and performance awards. For the nine months ended September 30, 2021, 233,153 of such shares were withheld to cover $1,503 of tax obligations.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2021 and 2020, as follows:

	Nine Months Ended September 30,
	2021	2020
Share-based compensation expense:
Cost of sales	$103	$74
Selling, general and administrative	754	689
Net effect of share-based compensation expense on net income	$857	$763
Reduction in earnings per share:
Basic earnings per share	$0.05	$0.05
Diluted earnings per share	$0.04	$0.04

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

The Company’s segments and their product and service offerings are summarized below:

Heavy Fabrications

The Company provides large, complex and precision fabrications to customers in a broad range of industrial markets. The Company’s most significant presence is within the U.S. wind energy industry, although it has diversified into other industrial markets in order to improve capacity utilization, reduce customer concentration, and reduce exposure to uncertainty related to governmental policies currently impacting the U.S. wind energy industry. Within the U.S. wind energy industry, the Company provides steel towers and tower adapters primarily to wind turbine manufacturers. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 550 towers (1,650 tower sections), sufficient to support turbines generating more than 1,100 megawatts of power. The Company has expanded production capabilities and leveraged manufacturing competencies, including welding, lifting capacity and stringent quality practices, into aftermarket and original equipment manufacturer (“OEM”) components utilized in surface and underground mining, construction, material handling, oil and gas (“O&G”) and other infrastructure markets.

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

Industrial Solutions

The Company provides supply chain solutions, light fabrication, inventory management, kitting and assembly services, primarily serving the combined cycle natural gas turbine market, as well as other clean technology markets.

Corporate

“Corporate” includes the assets and selling, general and administrative expenses of the Company’s corporate office. “Eliminations” comprises adjustments to reconcile segment results to consolidated results.

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Basis of Presentation” of these condensed consolidated financial statements. Summary financial information by reportable segment for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2021
Revenues from external customers	$28,675	$7,562	$4,152	$—	$—	$40,389
Intersegment revenues	—	—	61	—	(61)	—
Net revenues	28,675	7,562	4,213	—	(61)	40,389
Operating (loss) profit	(445)	(219)	(108)	(1,248)	23	(1,997)
Depreciation and amortization	967	463	105	59	—	1,594
Capital expenditures	294	306	—	4	—	604

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2020
Revenues from external customers	$43,434	$7,100	$4,080	$—	$—	$54,614
Intersegment revenues	6	25	1	—	(32)	—
Net revenues	43,440	7,125	4,081	—	(32)	54,614
Operating profit (loss)	2,020	(1,023)	87	(1,559)	—	(475)
Depreciation and amortization	928	488	109	42	—	1,567
Capital expenditures	601	42	7	18	—	668

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2021
Revenues from external customers	$87,277	$20,315	$12,016	$—	$—	$119,608
Intersegment revenues	5	—	341	—	(346)	—
Net revenues	87,282	20,315	12,357	—	(346)	119,608
Operating loss	(1,873)	(2,090)	(169)	(4,487)	—	(8,619)
Depreciation and amortization	2,904	1,383	315	156	—	4,758
Capital expenditures	942	343	26	58	—	1,369

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2020
Revenues from external customers	$125,418	$20,241	$12,515	$—	$—	$158,174
Intersegment revenues	6	32	1	—	(39)	—
Net revenues	125,424	20,273	12,516	—	(39)	158,174
Operating profit (loss)	8,760	(1,935)	496	(5,081)	—	2,240
Depreciation and amortization	2,831	1,503	319	108	—	4,761
Capital expenditures	1,199	211	134	53	—	1,597

	Total Assets as of
	September 30,	December 31,
Segments:	2021	2020
Heavy Fabrications	$32,989	$40,438
Gearing	45,104	43,319
Industrial Solutions	9,623	10,244
Corporate	228,029	220,428
Eliminations	(201,267)	(194,747)
	$114,478	$119,682

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the nine months ended September 30, 2021 and 2020 consisted of the following:

	For the Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$473	$127
Bad debt expense	—	130
Write-offs	(432)	(47)
Other adjustments	(2)	(36)
Balance at end of period	$39	$174

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of  September 30, 2021 or December 31, 2020.

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

Key Financial Measures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues	$40,389	$54,614	$119,608	$158,174
Net (loss) income	$(2,105)	$(1,003)	$6,937	$480
Adjusted EBITDA (1)	$401	$1,297	$14,418	$7,766
Capital expenditures	$604	$668	$1,369	$1,597
Free cash flow (2)	$(3,251)	$7,256	$(1,913)	$(1,737)
Operating working capital (3)	$19,554	$13,486	$19,554	$13,486
Total debt (4)	$5,673	$17,673	$5,673	$17,673
Total orders	$42,597	$39,555	$103,252	$112,922
Backlog at end of period (5)	$76,531	$97,146	$76,531	$97,146
Book-to-bill (6)	1.1	0.7	0.9	0.7

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

(3)	We define operating working capital as accounts receivable and inventory net of accounts payable and customer deposits.

(4)	Total debt at September 30, 2020 includes PPP Loans totaling $9,151.

(5)	Our backlog at September 30, 2021 and September 30, 2020 is net of revenue recognized over time.

(6)	We define the book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (loss) income	$(2,105)	$(1,003)	$6,937	$480
Interest expense	269	507	816	1,654
Income tax provision	24	20	101	103
Depreciation and amortization	1,594	1,567	4,758	4,761
Share-based compensation and other stock payments	619	206	1,806	768
Adjusted EBITDA	401	1,297	14,418	7,766
Changes in operating working capital	(2,555)	6,627	(14,492)	(7,906)
Employee retention credit receivable	(503)	—	(503)	—
Capital expenditures	(604)	(668)	(1,369)	(1,597)
Proceeds from disposal of property and equipment	10	—	33	—
Free Cash Flow	$(3,251)	$7,256	$(1,913)	$(1,737)

OUR BUSINESS

Third Quarter Overview

We booked $42,597 in new orders in the third quarter of 2021, up from $39,555 in the third quarter of 2020. Gearing segment orders increased 258% compared to the third quarter of 2020 primarily due to increased demand from oil and gas (“O&G”) and mining customers. Within our Heavy Fabrications segment, wind tower orders decreased 38% versus the prior year quarter as customers continue to delay orders due to uncertainty regarding the timing and likelihood of potential wind energy incentives provided by the federal government and elevated steel prices. Consistent with the Company's diversification strategy, this reduction was partially offset by an increase in industrial fabrications product line orders of 262% primarily due to higher order intake within all markets served as customers resumed capital spending and inventory purchases. Orders within our Industrial Solutions segment decreased by 9% as compared to the prior year, primarily due to the timing of orders associated with aftermarket projects.

We recognized revenue of $40,389 in the third quarter of 2021, down 26% compared to the third quarter of 2020, primarily due to a 37% decrease in tower sections sold as a result of project delays and lower industry wide activity levels. Industrial fabrications product line revenue within the Heavy Fabrications segment increased 14% primarily due to recognizing our first revenue associated with our Modular Pressure Reducing Systems (“PRS”) units. Gearing revenue increased by $437 from the third quarter of 2020, driven by higher order intake in recent quarters from O&G and steel customers, partially offset by decreased revenue from other industrial customers. Industrial Solutions revenue increased $132 from the third quarter of 2020, representing a 3% increase compared to the prior year quarter, primarily due to the timing of new gas turbine projects.

We recorded a net loss of $2,105 or $0.11 per share in the third quarter of 2021, compared to a net loss of $1,003 or $0.06 per share in the third quarter of 2020 primarily due to a 37% decrease in tower sections sold due to project delays and underutilization of plant capacity in the quarter. This was partially offset by higher sales and improved manufacturing efficiencies in the Gearing segment.

On March 27, 2020, the CARES Act was signed into law providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. The ERC is available for wages paid through December 31, 2021 and is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. During each quarter of 2021, a maximum of $10,000 in qualified wages for each employee is eligible for the ERC. Therefore, the maximum tax credit that can be claimed by an eligible employer in 2021 is $7,000 per employee per calendar quarter. We qualified for the ERC in the first quarter of the year because we experienced a reduction in gross receipts of more than 20% for the first quarter of 2021 compared to the first quarter of 2019, the relevant criteria for the ERC. Since we qualified for the ERC in the first quarter of 2021, we automatically qualified for the ERC in the second quarter of 2021. In the first and second quarters of 2021, we received ERC benefits of $3,372 and $3,593, respectively, which were recorded in “Other income (expense), net” in our condensed consolidated statement of operations. During the third quarter of 2021 due to relatively higher revenues in 2021 as compared to the third quarter of 2019, we did not qualify for the ERC benefit. The receivable for the remaining uncollected ERC benefit is $503 as of September 30, 2021 and is included in the “Employee retention credit receivable” line item in our condensed consolidated balance sheet at September 30, 2021.

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

Our facilities continued to operate as essential businesses in light of the customers and markets served. However, through September 30, 2021, we have experienced an adverse impact to our business, operations and financial results as a result of this pandemic due in part to a decline in order activity levels, manufacturing inefficiencies associated with supply chain disruptions and employee staffing constraints due to the spread of the COVID-19 pandemic. In response to the pandemic, we continue to right-size our workforce and delay certain capital expenditures. In future periods, we may experience weaker customer demand, requests for extended payment terms, customer bankruptcies, additional supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. As we cannot predict the duration or scope of the pandemic, including in light of the emerging variants, or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2021, Compared to Three months ended September 30, 2020

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

	Three Months Ended September 30,				2021 vs. 2020
		% of Total		% of Total
	2021	Revenue	2020	Revenue	$ Change	% Change
Revenues	$40,389	100.0%	$54,614	100.0%	$(14,225)	(26.0)%
Cost of sales	38,315	94.9%	50,876	93.2%	(12,561)	(24.7)%
Gross profit	2,074	5.1%	3,738	6.8%	(1,664)	(44.5)%
Operating expenses
Selling, general and administrative expenses	3,888	9.6%	4,030	7.4%	(142)	(3.5)%
Intangible amortization	183	0.5%	183	0.3%	—	0.0%
Total operating expenses	4,071	10.1%	4,213	7.7%	(142)	(3.4)%
Operating loss	(1,997)	(4.9)%	(475)	(0.9)%	(1,522)	(320.4)%
Other (expense) income, net
Interest expense, net	(269)	(0.7)%	(507)	(0.9)%	238	46.9%
Other, net	185	0.5%	(1)	(0.0)%	186	18600.0%
Total other (expense) income, net	(84)	(0.2)%	(508)	(0.9)%	424	83.5%
Net loss before provision for income taxes	(2,081)	(5.2)%	(983)	(1.8)%	(1,098)	(111.7)%
Provision for income taxes	24	0.1%	20	0.0%	4	20.0%
Net loss	$(2,105)	(5.2)%	$(1,003)	(1.8)%	$(1,102)	(109.9)%

Consolidated

Revenues decreased by $14,225 versus the prior year quarter, which was primarily driven by a 37% decrease in tower sections sold in our Heavy Fabrications segment, reflecting both project delays and an industry-wide reduction in activity. Partly offsetting this was a 14% increase in industrial fabrications product line revenue, primarily due to recognizing our first revenue associated with our PRS units. Gearing segment revenue was up $437 from the third quarter of 2020, primarily driven by higher order intake in recent quarters from O&G and steel customers, partially offset by decreased revenue from other industrial customers. Industrial Solutions segment revenue increased $132 representing a 3% increase compared to the prior year quarter, primarily due to the timing of new gas turbine customer projects.

Gross profit decreased by $1,664 from the prior year quarter primarily due to reduced operating leverage associated with lower wind tower production. This decrease was partially offset by higher sales and improved manufacturing efficiencies within the Gearing segment.  As a result, gross margin decreased to 5.1% during the three months ended September 30, 2021, from 6.8% during the three months ended September 30, 2020.

Due to lower revenue levels, higher commission expenses, and an increase in employee costs, operating expenses as a percentage of sales increased to 10.1% in the current-year quarter from 7.7% in the prior year quarter.

Net loss was $2,105 during the three months ended September 30, 2021, compared to $1,003 during the three months ended September 30, 2020. This erosion was primarily due to the factors described above, partially offset by a 47% reduction in interest expense.

Heavy Fabrications Segment

	Three Months Ended
	September 30,
	2021	2020
Orders	$26,539	$31,391
Tower sections sold	197	312
Revenues	28,675	43,440
Operating (loss) income	(445)	2,020
Operating margin	(1.6)%	4.7%

Heavy Fabrications segment wind tower orders decreased 38% as compared to the third quarter of 2020 as customers delayed orders due to uncertainty regarding the timing and likelihood of potential U.S. federal wind energy incentives and elevated steel prices. Industrial fabrication product line orders increased 262% quarter-over-quarter as customers resumed capital spending and inventory purchases in all end markets. Segment revenues decreased $14,765 from the prior year quarter primarily due to a 37% decrease in tower sections sold due to the aforementioned project delays. This was partially offset by increased industrial fabrication revenues as we recognized our first revenue associated with our PRS units in the current year quarter.

Heavy Fabrications segment operating income decreased by $2,465 compared to the prior year. The quarter-over-quarter degradation in operating performance reflects the adverse volume impacts described previously, manufacturing inefficiencies caused by supply chain disruptions, and the underutilization of plant capacity in the quarter. Operating margin was (1.6)% during the three months ended September 30, 2021, a decrease from 4.7% during the three months ended September 30, 2020.

Gearing Segment

	Three Months Ended
	September 30,
	2021	2020
Orders	$11,546	$3,225
Revenues	7,562	7,125
Operating loss	(219)	(1,023)
Operating margin	(2.9)%	(14.4)%

Gearing segment orders increased 258% from the prior year period primarily due to increased demand from O&G and mining customers. Gearing revenue was up 6% relative to the comparable prior year period, a reflection of higher order intake in the current year, primarily from O&G and steel customers, partially offset by a decrease in revenue from other industrial customers.

Gearing segment operating loss decreased $804 from the prior year period. This was primarily attributable to higher sales and improved manufacturing efficiencies. Operating margin was (2.9)% during the three months ended September 30, 2021, an improvement from (14.4)% during the three months ended September 30, 2020, driven primarily by the items identified above.

Industrial Solutions Segment

	Three Months Ended
	September 30,
	2021	2020
Orders	$4,512	$4,939
Revenues	4,213	4,081
Operating (loss) income	(108)	87
Operating margin	(2.6)%	2.1%

Industrial Solutions segment orders decreased by 9% from the prior year period primarily due to the timing of orders associated with aftermarket projects. Segment revenue increased by 3% from the prior year period primarily due to the timing of new gas turbine projects. The decrease in operating income versus the prior-year quarter was primarily a result of a lower margin sales mix sold.

Corporate and Other

Corporate and Other expenses during the three months ended September 30, 2021 decreased from the prior year period primarily due to lower incentive compensation and decreased professional service expenses.

Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

	Nine Months Ended September 30,				2021 vs. 2020
		% of Total		% of Total
	2021	Revenue	2020	Revenue	$ Change	% Change
Revenues	$119,608	100.0%	$158,174	100.0%	$(38,566)	(24.4)%
Cost of sales	115,054	96.2%	142,847	90.3%	(27,793)	(19.5)%
Gross profit	4,554	3.8%	15,327	9.7%	(10,773)	(70.3)%
Operating expenses
Selling, general and administrative expenses	12,623	10.6%	12,537	7.9%	86	0.7%
Intangible amortization	550	0.5%	550	0.3%	—	—%
Total operating expenses	13,173	11.0%	13,087	8.3%	86	0.7%
Operating (loss) income	(8,619)	(7.2)%	2,240	1.4%	(10,859)	(484.8)%
Other income (expense), net
Paycheck Protection Program loan forgiveness	9,151	7.7%	—	—%	9,151	100.0%
Interest expense, net	(816)	(0.7)%	(1,654)	(1.0)%	838	50.7%
Other, net	7,322	6.1%	(3)	(0.0)%	7,325	244166.7%
Total other income (expense), net	15,657	13.1%	(1,657)	(1.0)%	17,314	1044.9%
Net income before provision for income taxes	7,038	5.9%	583	0.4%	6,455	1107.2%
Provision for income taxes	101	0.1%	103	0.1%	(2)	(1.9)%
Net income	$6,937	5.8%	$480	0.3%	$6,457	1345.2%

Consolidated

Revenues decreased by $38,566 from the nine months ended September 30, 2020, primarily due to a 29% decrease in tower sections sold due to customer driven project delays and a lower average selling price due to the mix of tower designs sold.

Gross profit decreased by $10,773 from the first nine months of 2020 primarily due to lower sales volumes and due to manufacturing inefficiencies caused by supply chain disruptions, and a temporary shut-down of our Abilene, Texas plant due to a weather event in the first quarter of 2021. As a result, gross margin decreased to 3.8% during the nine months ended September 30, 2021, from 9.7% during the nine months ended September 30, 2020.

Due to lower revenue levels, higher legal expenses and an increase in professional service fees, operating expenses as a percentage of sales increased to 11.0% in the current year from 8.3% in the prior year period.

Net income was $6,937 during the nine months ended September 30, 2021, compared to $480 during the nine months ended September 30, 2020. The increase was primarily attributable to income of $9,151 recognized from the PPP Loan forgiveness and income of $6,965 recognized from the ERC benefit. Both of these items were recognized in “Other income (expense), net” in our condensed consolidated statements of operations. This was partially offset by adverse volume impacts in our Heavy Fabrications segment.

Heavy Fabrications Segment

	Nine Months Ended
	September 30,
	2021	2020
Orders	$62,096	$78,306
Tower sections sold	668	944
Revenues	87,282	125,424
Operating (loss) income	(1,873)	8,760
Operating margin	(2.1)%	7.0%

Heavy Fabrications segment wind tower orders decreased 34% compared to the prior year period as customers delayed orders due to uncertainty regarding the timing and likelihood of potential federal wind energy incentives and elevated U.S. steel prices.  Industrial fabrication product line orders, within the Heavy Fabrication segment, increased 48% year-over-year. Segment revenues decreased by $38,142 from the prior year period primarily due to a 29% decrease in tower sections sold and a lower average selling price due to the mix of tower designs sold.

Heavy Fabrications segment operating income decreased by $10,633 compared to the prior year. The year-over-year degradation in operating performance reflects the adverse volume impacts described previously, the underutilization of plant capacity, manufacturing inefficiencies caused by supply chain disruptions and a temporary shut-down of our Abilene, Texas plant due to a weather event in the first quarter of 2021. Operating margin was (2.1)% during the nine months ended September 30, 2021, a decrease from 7.0% during the nine months ended September 30, 2020.

Gearing Segment

	Nine Months Ended
	September 30,
	2021	2020
Orders	$29,325	$19,376
Revenues	20,315	20,273
Operating loss	(2,090)	(1,935)
Operating margin	(10.3)%	(9.5)%

Gearing segment orders increased 51% from the nine months ended September 30, 2020 primarily due to increased demand from O&G customers, partially offset by the timing of aftermarket wind gearing orders, which can fluctuate based on customer order patterns and market conditions. Gearing revenue was flat as lower order intake in the second half of the prior year from industrial and mining customers was offset by increased revenue from O&G and aftermarket wind customers.

Gearing segment operating loss increased $155 from the prior year period. This was primarily attributable to increased manufacturing inefficiencies. Operating margin was (10.3)% during the nine months ended September 30, 2021, down from (9.5)% during the nine months ended September 30, 2020, driven primarily by the items identified above.

Industrial Solutions Segment

	Nine Months Ended
	September 30,
	2021	2020
Orders	$11,831	$15,240
Revenues	12,357	12,516
Operating (loss) income	(169)	496
Operating margin	(1.4)%	4.0%

Industrial Solutions segment orders decreased by 22% from the prior year period primarily due to the timing of orders associated with new gas turbine and aftermarket projects. Segment revenue decreased by 1% from the prior year period primarily due to the timing of aftermarket installations. The decrease in operating income versus the prior year was primarily a result of a lower margin sales mix sold during the first nine months of 2021. Operating margin was (1.4)% during the nine months ended September 30, 2021, a decrease from 4.0% during the nine months ended September 30, 2020.

Corporate and Other

Corporate and Other expenses during the nine months ended September 30, 2021 decreased from the prior year period primarily due to lower incentive compensation and decreased professional service expenses.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2021, cash totaled $2,335, a decrease of $1,037 from December 31, 2020. Cash balances remain limited as operating receipts and disbursements flow through our Credit Facility (as defined in Note 7, “Debt and Credit Agreements,” in the notes to our condensed consolidated financial statements), which is in a drawn position. Debt and finance lease obligations at September 30, 2021 totaled $10,321. As of September 30, 2021, we had the ability to borrow up to an additional $18,743 under the Credit Facility.

On March 9, 2021, we entered into a $10,000 Equity Distribution Agreement (the “Equity Distribution Agreement”) with Craig-Hallum Capital Group, LLC (the “Manager”). Pursuant to the terms of the Equity Distribution Agreement, we issued 1,897,697 shares of the Company's common stock thereunder during the first two quarters of 2021. The net proceeds (before upfront costs) to the Company from the sales of such shares were approximately $9,725 after deducting commissions paid of approximately $275 and before deducting other expense of $396.

On November 8, 2021, we executed the Third Amendment to the Amended and Restated Loan Agreement (the “Third Amendment”) which waived the fixed charge coverage ratio default for the quarter ended September 30, 2021, suspended testing of the fixed charge coverage ratio covenant through September 30, 2022, added a minimum EBITDA covenant applicable to the three-month period ending December 31, 2021, the six-month period ending March 31, 2022, the nine-month period ending June 30, 2022 and the twelve-month period ending September 30, 2022 and added a reserve of $5,000,000 to the Revolving Loan Availability through December 31, 2022.

We anticipate that current cash resources, amounts available under the Credit Facility, cash to be generated from operations and any potential proceeds from the sale of further securities under the Form S-3 will be adequate to meet our liquidity needs for at least the next twelve months.

If assumptions regarding our production, sales and subsequent collections from certain of our large customers, as well as receipt of customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, particularly in light of the COVID-19 pandemic, and emerging variants, and its effects on domestic and global economies, we may encounter cash flow and liquidity issues.

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

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020
Total cash (used in) provided by:
Operating activities	$(10,823)	$(2,475)
Investing activities	(1,336)	(1,597)
Financing activities	11,122	4,197
Net (decrease) increase in cash	$(1,037)	$125

Operating Cash Flows

During the nine months ended September 30, 2021, net cash used in operating activities totaled $10,823 compared to net cash used in operating activities of $2,475 during the prior year period. The increase in net cash used was primarily due to our operating performance (excluding the PPP loan forgiveness), the timing of accruals and an increase in operating working capital in the current year period.

Investing Cash Flows

During the nine months ended September 30, 2021, net cash used in investing activities totaled $1,336, compared to net cash used in investing activities of $1,597 during the prior year period. The decrease in net cash used in investing activities as compared to the prior-year period was primarily due to a decrease in net purchases of property and equipment.

Financing Cash Flows

During the nine months ended September 30, 2021, net cash provided by financing activities totaled $11,122, compared to net cash provided by financing activities of $4,197 during the prior year period. The increase was primarily due to proceeds from the sale of securities under the Equity Distribution Agreement and increased net borrowings under our Credit Facility in the current year, partially offset by the absence of the PPP Loan (defined below) proceeds received in 2020.

Other

In 2016, we entered into a $570 loan agreement with the Development Corporation of Abilene which is included in the “Long-term debt, less current maturities” line item of our condensed consolidated financial statements as of September 30, 2021 and December 31, 2020. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During each of the years 2020, 2019 and 2018, $114 of the loan was forgiven. As of September 30, 2021, the loan balance was $228. In addition, we have outstanding notes payable for capital expenditures in the amount of $161 and $163 as of September 30, 2021 and December 31, 2020, respectively, with $161 included in the “Line of Credit and other notes payable” line item of our condensed consolidated financial statements as of September 30, 2021 and December 31, 2020. The notes payable have monthly payments that range from $1 to $16 and an interest rate of approximately 4%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from March 2022 to September 2024.

On April 15, 2020, we received funds under notes and related documents executed under the Paycheck Protection Program (“PPP Loans”) with CIBC Bank, USA under the PPP which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020 in response to the COVID-19 pandemic and is administered by the U.S. Small Business Administration (the “SBA”). We received total proceeds of $9,530 from the PPP Loans and made repayments of $379 on May 13, 2020. Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 enacted on June 5, 2020 (the “Flexibility Act”), the PPP Loans, and accrued interest and fees are eligible to be forgiven following a period of twenty-four weeks after PPP Loan proceeds are received (the “covered period”) if they are used for qualifying expenses as described in the CARES Act including payroll costs and benefits (which must equal or exceed 60% of the amount requested to be forgiven), rent, mortgage interest, and utilities, which are subject to certain reductions based on the number of full time equivalent employees and the level of compensation for employees during such covered period. The amount of loan forgiveness will be reduced if the borrower terminates employees or significantly reduces salaries during such period, subject to certain exceptions. We used at least 60% of the amount of the PPP Loans proceeds to pay for payroll costs and the balance on other eligible qualifying expenses consistent with the terms of the PPP and submitted our forgiveness applications to CIBC Bank, USA during the first quarter of 2021. During the second quarter of 2021, all loans were forgiven by the SBA and a gain of $9,151 was recorded in Other income (expense), net in our condensed consolidated statements of operations.

The CARES Act also provided for the ERC, which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. The ERC is available for wages paid through December 31, 2021 and is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. During each quarter in 2021, a maximum of $10,000 in qualified wages for each employee is eligible for the ERC. Therefore, the maximum tax credit that can be claimed by an eligible employer in 2021 is $7,000 per employee per calendar quarter. We qualified for the ERC in the first quarter of the year because we experienced a reduction in gross receipts of more than 20% for the first quarter of 2021 compared to the first quarter of 2019, the relevant criteria for the ERC. Since we qualified for the ERC in the first quarter of 2021, we automatically qualified for the ERC in the second quarter of 2021. In the first and second quarters of 2021, we received ERC benefits of $3,372 and $3,593, respectively, which were recorded in “Other income (expense), net” in our condensed consolidated statement of operations. During the third quarter of 2021 due to relatively higher revenues, we did not qualify for the ERC benefit. The remaining receivable for the uncollected ERC benefit is $503 as of September 30, 2021 and is included in the “Employee retention credit receivable” line item in our condensed consolidated balance sheet at September 30, 2021.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, including but not limited to changes resulting from the COVID-19 pandemic, during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 8, 2021, we executed the Third Amendment to the Amended and Restated Loan Agreement (the “Third Amendment”) which waived the fixed charge coverage ratio default for the quarter ended September 30, 2021, suspended testing of the fixed charge coverage ratio covenant through September 30, 2022, added a minimum EBITDA covenant applicable to the three-month period ending December 31, 2021, the six-month period ending March 31, 2022, the nine-month period ending June 30, 2022 and the twelve-month period ending September 30, 2022 and added a reserve of $5,000,000 to the Revolving Loan Availability through December 31, 2022.

The foregoing description of the Third Amendment is not intended to be complete and is qualified in its entirety by reference to the Third Amendment to Amended and Restated Loan and Security Agreement, which is attached hereto as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2021

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 23, 2012)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 6, 2020)
3.4	Third Amended and Restated Bylaws of the Company, adopted as of May 4, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 6, 2020)
10.1	Third Amendment to Amended and Restated Loan and Security Agreement, dated November 8, 2021, among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Heavy Fabrications, Inc., Broadwind Industrial Solutions, LLC and CIBC Bank USA, as Administrative Agent for itself and all Lenders*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer*
101

The following financial information from this Form 10-Q of Broadwind, Inc. for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BROADWIND, INC.

November 10, 2021	By:	/s/ Eric B. Blashford
Eric B. Blashford
President, Chief Executive Officer, and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)