Form 10-K
period 2021-12-31
BROADWIND, INC.
filed 2022-03-02
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021 the aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant was approximately $65,536,000, based upon the $4.53 per share closing sale price of the Registrant’s common stock as reported on the NASDAQ Capital Market. For purposes of this calculation, the Registrant’s directors and executive officers and holders of 5% or more of the Registrant’s outstanding shares of voting common stock have been assumed to be affiliates, with such affiliates holding an aggregate of 4,918,000 shares of the Registrant’s voting common stock on June 30, 2021.

The number of shares of the Registrant’s common stock, par value $0.001, outstanding as of February 22, 2022, was 19,585,713.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Business Overview

Broadwind is a precision manufacturer of structures, equipment and components for clean tech and other specialized applications. We provide technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). Our capabilities include but are not limited to the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, gearbox repair, heat treat, assembly, engineering and packaging solutions.

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

Industrial Solutions

We provide supply chain solutions, light fabrication, inventory management, kitting and assembly services, primarily serving the combined cycle natural gas turbine market. We have recently expanded our market reach into the solar power generation market by leveraging our existing core competencies. We leverage a global supply chain to provide instrumentation & controls, valve assemblies, sensor devices, fuel system components, electrical junction boxes & wiring, energy storage services and electromechanical devices. We also provide packaging solutions and fabricate panels and sub-assemblies to reduce our customers’ costs, improve manufacturing velocity and reliability.

The following table summarizes the key markets served and product offering of our three segments:

Segment	Heavy Fabrications	Gearing	Industrial Solutions

Key Markets Served	-Wind Power Generation	-Onshore & Offshore	-Combined Cycle Natural
	-Surface and Underground Mining	Oil and Gas Fracking/Drilling	Gas Power Generation
	-Construction	-Surface and Underground Mining	-Solar Power Generation
	-Material Handling	-Wind Power Generation	-Wind Power Generation
	-Oil and Gas	-Steel Production
	-Infrastructure	-Pulp and Paper
-Waste Processing
-Material Handling
-Infrastructure

Products	-Wind Towers	-Custom Gearboxes	-Supply Chain Solutions
	-Industrial Fabrications	-Loose Gearing	-Inventory Management
	Mining Components	-Heat Treat Services	-Kitting and Assembly
	Crane Components	-Gearbox Repair
Pressure Vessels
Other Frames/Structures
Pressure Reducing Systems

Business and Operating Strategy

We intend to capitalize on the markets for wind energy, gas turbines, O&G, mining, and other industrial verticals in North America by leveraging our core competencies in welding, manufacturing, assembling and kitting. Our strategic objectives include the following, many of which are subject to risks and uncertainties that are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result:

●

Diversify our customer and product line concentrations. In 2021, sales derived from our top five customers represented 71% of total sales and sales into the wind energy industry represented 61% of total sales. This is an improvement as compared to 2016, when our top five customers comprised 91% of total sales and sales in the wind energy industry represented 92% of total sales. To reduce the concentration of our sales, we have focused our market research activities and our sales force on expanding and diversifying our customer base and product lines. We are leveraging existing customer relationships within each of our segments to cross sell our broad portfolio of capabilities. We have introduced a new product development process, a stage gate model, which provides a framework for evaluating opportunities and commercialization. Additionally, we have adopted new customer and product revenues as metrics within our variable executive compensation programs. Our diversification efforts are impacted in part by the end-market demand outlook.

●

Improve capacity utilization and broaden our manufacturing capabilities. We have manufacturing capacity available that could support a significant increase in our annual revenues for heavy fabrications, gearing and industrial solutions. We are working to improve our capacity utilization and financial results by leveraging our existing manufacturing capacity and adjusting capacity where we can, in response to changing market conditions. In our Heavy Fabrications segment, we have expanded production capabilities and leveraged our fabrication competencies to support growth in mining, material handling, and other industrial markets. In late 2021, we resumed the expansion of our manufacturing capabilities which had been curtailed in 2020 as a result of the COVID-19 pandemic.

●

Pursue opportunistic acquisitions as well as organic investments. In addition to existing business and operating strategies, we are endeavoring to identify, and opportunistically execute on, accretive acquisitions and organic investments that will allow us to achieve further growth. Our investment criteria for opportunistic acquisitions as well as organic investments include, among other things, our ability to: improve manufacturing competencies, support our existing capacity utilization strategy, enhance our diversification strategy and/or augment our penetration into renewable markets.  Additionally, we are developing new products such as PRS units which supply compressed natural gas to regions without established infrastructure as part of the virtual pipeline. We believe that execution of our investment strategy provides significant opportunity to generate stockholder value, through profitable growth and leveraging a significant unrealized economic asset, over $277 million of net operating losses (“NOLs”) as of December 31, 2021 which can be used to cover future perspective tax liabilities.

●

Streamline front-end processes to operational efficiency. We believe that the proper coordination and integration of the supply chain, consistent use of systems to manage our production activities and “Continuous Improvement” initiatives are key factors that enable high operating efficiencies, increased reliability, better delivery and lower costs. We have introduced robust Advanced Product Quality Processes (APQP) to support the introduction of new products. We have developed better supply chain expertise, worked with lean enterprise resources, upgraded and improved systems utilization and invested capital to enhance our operational efficiency and flexibility. We have implemented scheduling software and have expanded our engineering organization to support the growing complexity of our expanded customer base and product lines. We have staffed our operations with Continuous Improvement experts in order to optimize our production processes to increase output, leverage our scale and lower our costs while maintaining product quality. During 2021, supply chain and staffing constraints caused by the COVID-19 pandemic resulted in increased manufacturing inefficiencies.

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

CUSTOMERS

We manufacture products for a variety of customers in the wind energy, O&G, gas turbine, mining, and other industrial markets. Within the wind energy industry, our customer base consists primarily of wind turbine manufacturers who supply end users and wind farm operators with wind turbines, and wind gearbox re-manufacturers who use our replacement gears in their replacement gearboxes. The wind turbine market is very concentrated. According to Wood Mackenzie Power & Renewables 2021 industry data, the top four wind turbine manufacturers comprised approximately 97% of the U.S. market. As a result, although we have historically produced towers for a broad range of wind turbine manufacturers, in any given year a limited number of customers have accounted for the majority of our revenues. Within the O&G and mining industries, our customer base consists of manufacturers of hydraulic fracturing and mud pumps, drilling and production equipment, mining equipment, and off highway vehicles. Within the gas turbine industry, our customers supply end-users with natural gas turbines and after-market replacement and efficiency upgrade packages. Within our other industrial markets served, our customer base includes steel producers, ship builders, and manufacturers of material handling, pulp and paper and other power generation equipment. Sales to Siemens Gamesa Renewable Energy (“SGRE”) and GE Renewable Energy each represented greater than 10% of our consolidated revenues for the year ended December 31, 2021 and sales to SGRE and Nordex USA Inc. (“Nordex”) each represented greater than 10% of our consolidated revenues for the year ended December 31, 2020. The loss of one of these customers could have a material adverse effect on our business, results of operation or financial condition. As a result, we have an ongoing initiative to diversify our customer base.

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

Within the wind tower product line of our Heavy Fabrications segment, the largest North American based competitor is Arcosa Inc., which was formerly a Trinity Industries company. Other competitors include Vestas Wind Systems, which has periodically produced towers for third party customers in addition to meeting the majority of its own captive tower requirements, Marmen Industries, a Canadian company, and GRI Renewable Industries, a Spanish company, each of which have production facilities in the U.S. We also face competition from imported towers, although in recent years a number of trade cases have periodically significantly reduced competition from imports.

Imports from China and Vietnam have declined following a determination by the U.S. International Trade Commission (“USITC”) in 2013 that wind towers from those countries were being sold in the U.S. at less than fair value. As a result of the determination, the U.S. Department of Commerce (“USDOC”) issued antidumping and countervailing duty orders on imports of wind towers from China and an antidumping duty order on imports of towers from Vietnam. In May 2018, the U.S. Court of Appeals affirmed the decision from the U.S. Court of International Trade and at the same time excluded CS Wind Vietnam from the antidumping order. In April 2019, the USDOC extended the term of these duties for an additional five-year period. Following a renewed surge of tower imports from countries not impacted by existing tariffs, in July 2020, the USDOC issued antidumping and countervailing duty orders on imports of wind towers from Canada, Indonesia, and Vietnam and an antidumping order on imports of towers from Korea.  Then in September 2020, a new trade case was brought before the USDOC and USITC, to assess whether wind towers imported from India, Malaysia, and Spain were being sold in the U.S. at less than fair value. The USDOC and USITC issued affirmative final determinations in all three antidumping (India, Malaysia, and Spain) and two countervailing duty cases (India and Malaysia). The USDOC imposed orders for two cases in August 2021 and the remainder in December 2021.

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

Investment in Infrastructure

In November 2021, the federal Infrastructure Investment and Jobs Act (“IIJA”) was signed into law. The IIJA provides for $548 billion in new infrastructure spending over the next five years and $650 billion in previously allocated funds. The IIJA allocated $62 billion to the Department of Energy for various projects focused on clean energy resources and expanding renewable energy. However the timing of the award of projects funded by the IIJA is uncertain thus the impact on our business is unknown.

Additionally, a $3.5 trillion “Build Back Better” (“BBB”) framework was announced in March 2021 by the Biden Administration. A sweeping $2.2 trillion version of the measure passed the House of Representatives last November but has been stalled in the Senate for months over scope of programs covered and overall cost. Consequently, a BBB bill has not become law. The House-passed BBB and various Senate iterations include policies to address climate change, including an energy efficiency and clean energy standard. Efforts may resume in the Senate later this year to craft a smaller, more focused bill or set of bills that can pass both the Senate and the House. We anticipate that clean energy provisions could be included as part of a BBB bill or series of smaller bills advancing the Biden Administration’s legislative and funding agenda. We are closely monitoring both legislative and executive agency action regarding the BBB agenda.

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

BACKLOG

We sell our towers under either supply agreements or individual purchase orders (“POs”), depending on the size and duration of the purchase commitment. Under the supply agreements, we typically receive a purchase commitment for towers to be delivered in future fiscal quarters, then receive POs on a periodic basis depending upon the customer’s forecast of production volume requirements within the contract terms. For our Gearing and Industrial Solutions segments, sales are generally based on individual POs. As of December 31, 2021, the dollar amount of our backlog believed to be firm was approximately $106 million. This represents a 15% increase from the backlog at December 31, 2020. Backlog as of December 31, 2021 and 2020 is net of revenue recognized over time as described in Note 2, “Revenues” of our consolidated financial statements.

SEASONALITY

The majority of our business is not affected by seasonality.

EMPLOYEES

We had 493 U.S.-based employees at December 31, 2021, of which 445 were in manufacturing related functions and 48 were in administrative functions. As of December 31, 2021, approximately 18% of our employees were covered by collective bargaining agreements with local unions in our Cicero, Illinois and Neville Island, Pennsylvania locations. We anticipate that the collective bargaining agreements with our union members will be renewed through contract renegotiation near the contract expiration dates, although there can be no assurance that any such agreements will be concluded. The five-year collective bargaining agreement with the Neville Island union was renegotiated in November 2017 and is expected to remain in effect through October 2022. A new four-year collective bargaining agreement in regards to the Cicero, Illinois facility was negotiated in February 2022 and is expected to remain in effect through February 2026. We believe that our relationship with our employees is generally positive. The table below summarizes our employees as of December 31, 2021:

Number of Employees As of
Segment	December 31, 2021
Heavy Fabrications	317
Gearing	131
Industrial Solutions	33
Corporate	12
Total	493

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

Although we have been affected by global supply chain issues that are at least partially a result of the COVID-19 pandemic, we believe that we will be able to obtain an adequate supply of steel and other raw materials in 2022 to meet our manufacturing requirements. From time to time we have faced shortages of specific grades of steel, internal packages and delays associated with other materials from foreign sources including shortages and delays resulting from the impact of the COVID-19 pandemic.

QUALITY CONTROL

We have a long-standing focus on processes for ensuring the manufacture of high-quality products. To achieve high standards of production and operational quality, we implement strict and extensive quality control and inspections throughout our production processes. We maintain internal quality controls over all core manufacturing processes and carry out quality assurance inspections at the completion of each major manufacturing step to ensure the quality of our products. The manufacturing process at our Gearing segment, for example, involves transforming forged steel into precision gears through cutting, heat treating, testing and finishing. We inspect and test raw materials before they enter the assembly process, retest the raw materials after rough machining, test the functioning of gear teeth and cores after thermal treatment and accuracy test final outputs for compliance with product specifications. We believe our investment in industry leading heat treatment, high precision machining, specialized grinding technologies and cutting-edge welding has contributed to our high product reliability and the consistent performance of our products under varying operating conditions. All of our core operating facilities are ISO 9001:2015 certified.

INFORMATION SYSTEMS

We utilize standardized information technology systems across all areas of quoting and estimating, enterprise resource planning, materials resource planning, capacity planning and accounting, project execution and financial controls. We provide information technology oversight and support from our corporate headquarters in Cicero, IL. The operational information systems we employ throughout the Company are industry-specific applications that in some cases have been internally developed or modified by the vendor and improved to fit our operations. Our enterprise resource planning software is integrated with our operational information systems wherever possible to deliver relevant and real-time operational data. We believe our information systems provide our people with the tools to execute their individual job function and achieve our strategic initiatives.

WORKING CAPITAL

We sell to a broad range of industrial customers. In general, we produce to order rather than to stock. For wind towers, our largest product line, the industry has historically used customized contracts with varying terms and conditions between suppliers and customers, depending on the specific objectives of each party. Our practices mirror this historical industry practice of negotiating agreements on a case- by-case basis. As a result, working capital needs, including levels of accounts receivable (“A/R”), accounts payable (“A/P”), and inventory, can vary significantly from quarter to quarter based on the contractual terms associated with each quarter’s sales, such as whether and when we are required to purchase and supply steel to meet our contractual obligations. Customer deposits can vary significantly from quarter to quarter based on customer mix, contractual terms associated with each quarter’s sales and the timing impacts associated with customers placing orders for future production. In recent years, our larger customers have increasingly used supplier financing programs, whereby a third-party lender advances customer payments to us net of an interest charge. The combination of customer deposits and supplier financing programs arrangements may significantly reduce our working capital requirements.

In analyzing our liquidity, an important short-term metric is our use of operating working capital (“OWC”) in relation to revenue. OWC is comprised of A/R and inventories, net of A/P and customer deposits. Our OWC at December 31, 2021 was $18,635, or 18% of trailing three months of sales annualized, compared to December 31, 2020, when OWC was $5,062, or 3% of trailing three months of sales annualized.  The increase in OWC was driven primarily by an increase in inventory levels in the current year due to supply chain challenges and the timing and level of customer deposits received for future scheduled production.

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

●	the cost of raw materials used to make wind turbines, particularly steel
●	the general increase in demand for electricity or “load growth”;
●	the costs of competing power sources, including natural gas, nuclear power, solar power and other power sources;
●	the development of new power generating technology, advances in existing technology or discovery of power generating natural resources;
●	the development of electrical transmission infrastructure;
●	state and federal laws and regulations regarding avian protection plans and noise or turbine setback requirements;
●	other state and federal laws and regulations, particularly those favoring low carbon energy generation alternatives;
●	administrative and legal challenges to proposed wind energy development projects;
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

Historically, the majority of our revenues are highly concentrated with a limited number of customers.  Some of the markets we serve have a limited number of customers.  In 2021, two customers, SGRE and GE Renewable Energy, each accounted for more than 10% of our consolidated revenues, and our five largest customers accounted for 71% of our consolidated revenues. Certain of our customers have periodically expressed their intent to scale back, delay or restructure existing customer agreements, which has led to reduced revenues from these customers and periodic deviations in expected ordering levels. It is possible that this may occur again in the future. Additionally, not all of our customers make purchases every year. As a result, our operating profits and gross margins have historically been negatively affected by significant variability in production levels, which has created production volume inefficiencies in our operations and cost structures. Because of this variability, we believe that comparisons of our operating results in any particular quarterly period may not be a reliable indicator of future performance.

We face significant risks associated with uncertainties resulting from changes to policies and laws with the periodic changes in the U.S. administration as well as risks associated with changes in our relationship with our significant customers.

Changes of administration in the U.S. federal government may affect our business in a manner that currently cannot be reliably predicted, especially given the potentially significant changes to various laws and regulations that affect us. These uncertainties may include changes in laws and policies in areas such as corporate taxation, taxation on imports of internationally sourced products, international trade including trade treaties such as the United States-Mexico-Canada Agreement, environmental protection and workplace safety laws, labor and employment law, immigration and health care, which individually or in the aggregate could materially and adversely affect our business, results of operations or financial condition.

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

We depend on the services of unionized labor and have collective bargaining agreements with certain of our operations workforce at our Cicero, Illinois and Neville Island, Pennsylvania Gearing facilities. The loss of the services of these and other personnel, whether through terminations, attrition, labor strike or otherwise, or a material change in our collective bargaining agreements, including a significant increase in labor costs, could have a material adverse impact on us and our future profitability. In November 2017, a five-year collective bargaining agreement was ratified by the collective bargaining union in our Neville Island facility and is expected to remain in effect through October 2022. A new four-year collective bargaining agreement in regards to the Cicero, Illinois facility was negotiated in February 2022 and is expected to remain in effect through February 2026. We expect to renegotiate a new collective bargaining agreement in regards to the Neville Island facility later in 2022. Any failure to negotiate and conclude a new collective bargaining agreement with a union when the applicable agreement expires could result in strikes, boycotts, or other labor disruptions. As of December 31, 2021, these collective bargaining units represented approximately 18% of our workforce.

Our ability to hire and retain qualified personnel at competitive cost could adversely affect our business.

Many of the products we sell, and related services that we provide require that we have skilled labor in our manufacturing facilities. The availability of labor in the markets in which we operate has declined in recent years and competition for such labor has increased, especially under the economic crises experienced throughout the COVID-19 pandemic. A significant increase in wages paid by competitors, both within and outside the energy industry, for such work force could result in insufficient availability of workers or increase our labor costs, or both. In the event prevailing wage rates continue to increase in the markets in which we operate, we may be required to concurrently increase the wages paid to our employees to maintain the quality of our workforce and customer service. If the supply of skilled labor is constrained or our costs of attracting and maintaining a workforce increase, our profit margins could decrease, and our growth potential and brand image could be impaired.

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

The COVID-19 pandemic has had, and may continue to have, adverse effects on our operations.

In prior periods, we experienced adverse impacts from the COVID-19 pandemic including a decline in order activity levels within the Gearing and Heavy Fabrications segments and customers’ postponement of scheduled purchases and project timing partially offset by the continued operation of our facilities as essential businesses in light of the customers and markets served. We incurred manufacturing inefficiencies associated with severe supply chain disruptions and realized employee staffing constraints due to the continued spread of the COVID-19 pandemic.

In response to the pandemic, in 2020 and 2021, we right-sized our workforce, delayed certain capital expenditures and managed expenses where possible. Due to the ongoing pandemic, including emerging variants, we may continue to experience weaker customer demand, requests for extended payment terms, customer bankruptcies, additional supply chain disruption, more employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact us and our business, operations and financial results.

The impacts and potential impacts of COVID-19 that could directly or indirectly materially affect our business also include, but are not limited to, the extent of dissemination and adoption of COVID-19 vaccines and their effectiveness against the evolving variants, additional widespread resurgences in COVID-19 infections, and evolving safety protocols such as requirements for proof of vaccination or regular testing in certain of our markets. As we cannot predict the duration or scope of the pandemic or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

Cybersecurity incidents could disrupt our business and result in the compromise of confidential information.

Our business is at risk from and may be impacted by information security incidents, including attempts to gain unauthorized access to our confidential data, ransomware, malware, phishing emails, and other electronic security events. Such incidents can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. They can also result from internal compromises, such as human error, or malicious acts. While we seek to employ measures to prevent, detect, and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber event. Cybersecurity incidents could disrupt our business and compromise confidential information belonging to us and third parties.

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

Our diversification outside of the wind energy market exposes us to business risks associated with the gas turbine, O&G, and mining industries, among others, which may slow our growth or penetration in these markets.

Although we have experience in the gas turbine, O&G and mining industry markets, these markets have not historically been our primary focus. In further diversifying our business to serve these markets, we face competitors who may have more resources, longer operating histories and more well-established relationships than we do, and we may not be able to successfully or profitably generate additional business opportunities in these industries. Moreover, if we are able to successfully diversify into these markets, our businesses may be exposed to risks associated with these industries, which could adversely affect our future earnings and growth. These risks include, among other things:

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

We have experienced operating losses since inception, except that we were profitable in 2016 and 2021. We have incurred significant costs in connection with the development of our businesses, and because we have operated at low-capacity utilization in certain facilities, there is no assurance that we will generate sufficient revenues to offset anticipated operating costs. Although we anticipate deriving revenues from the sale of our products, no assurance can be given that these products can be sold on a profitable basis. We cannot give any assurance that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

We may continue to incur significant losses in the future for a number of reasons, including other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors.

Our PPP Loans were forgiven, but we may still be subject to audit and any resulting adverse audit financings of non-compliance could result in the repayment of a portion or all of the PPP Loans and may restrict our flexibility in operating our business or otherwise adversely affect our results of operations.

On April 15, 2020, we received funds under notes and related documents (“PPP Loans”) with CIBC Bank, USA under the Paycheck Protection Program (the “PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as amended by the Paycheck Protection Program Flexibility Act of 2020 in response to the COVID-19 pandemic and is administered by the U.S. Small Business Administration (the “SBA”). We received total proceeds of $9,530 from the PPP Loans and made repayments of $379 on May 13, 2020. We used at least 60% of our PPP Loan proceeds to pay for payroll costs and the balance on other eligible qualifying expenses that we believe to be consistent with the PPP.

We submitted our forgiveness applications to CIBC Bank, USA in the first quarter of 2021, and during the second quarter of 2021, all PPP Loans were forgiven by the SBA. The U.S. Department of the Treasury has announced that it will conduct audits for PPP Loans that exceed $2,000 for a period of six years after forgiveness. Should we be audited or reviewed by the U.S. Department of the Treasury or the SBA, such audit or review could result in the diversion of management’s time and attention and cause us to incur significant costs. If we were to be audited and receive an adverse outcome in such an audit, we could be required to return the full amount of the PPP Loans and may potentially be subject to civil and criminal fines and penalties.  If it is subsequently determined that the PPP Loans must be repaid, we may be required to use a substantial portion of our available cash and/or cash flows from operations to pay interest and principal on the PPP Loans, and any future repayment of such loans, would adversely impact our operations and financial results.

RISKS RELATED TO OWNING OUR COMMON STOCK

There is a limited trading market for our securities and the market price of our securities is subject to volatility.

Our common stock trades on the Nasdaq Capital Market. Historically, we have not had an active trading market for our common stock. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. The market price and level of trading of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, our limited trading volume, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our business and the general state of the securities market, as well as general economic, political and market conditions and other factors that may affect our future results.  In 2021, the closing price of our common stock varied from a high of $11.55 per share to a low of $1.88 per share. Stockholders may have incurred substantial losses with regard to any investment in our common stock adversely affecting stockholder confidence.

Limitations on our ability to utilize our NOLs may negatively affect our financial results.

We may not be able to utilize all of our NOLs. For financial statement presentation, all benefits associated with the NOL carryforwards have been reserved; therefore, this potential asset is not reflected on our balance sheet. To the extent available, we will use any NOL carryforwards to reduce the U.S. corporate income tax liability associated with our operations. However, if we do not achieve sufficient profitability prior to their expiration, we will not be able to fully utilize our NOLs to offset income. Section 382 of the IRC (“Section 382”) generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. Our ability to utilize NOL carryforwards and built-in losses may be limited, under Section 382 or otherwise, by our issuance of common stock or by other changes in ownership of our stock. After analyzing Section 382 in 2010, we determined that aggregate changes in our stock ownership had triggered an annual limitation of NOL carryforwards and built-in losses available for utilization to $14,284 per annum. Although this event limited the amount of pre ownership change date NOLs and built- in losses we can utilize annually, it does not preclude us from fully utilizing our current NOL carryforwards prior to their expiration. However, subsequent changes in our stock ownership could further limit our ability to use our NOL carryforwards and our income could be subject to taxation earlier than it would if we were able to use NOL carryforwards and built-in losses without an annual limitation, which could result in lower profits. To address these concerns, in February 2013 we adopted a Section 382 Stockholder Rights Plan, which was subsequently approved by our stockholders and extended in 2016 and 2019 for additional three-year periods (as amended, the “Rights Plan”), designed to preserve our substantial tax assets associated with NOL carryforwards under Section 382. The Rights Plan is intended to deter any person or group from being or becoming the beneficial owner of 4.9% or more of our common stock and thereby triggering a further limitation of our available NOL carryforwards. On February 3, 2022, the Board of Directors (the “Board”) approved an amendment which included an extension of the Rights Plan for an additional three years. The amendment is subject to approval by our stockholders at our 2022 Annual Meeting of Stockholders. See Note 13, “Income Taxes” of our consolidated financial statements for further discussion of our Rights Plan. There can be no assurance that the Rights Plan will be effective in protecting our NOL carryforwards or that it will be approved by our stockholders at our 2022 Annual Meeting of Stockholders. Additionally, because the Rights Plan subjects any person that acquires 4.9% of our common stock without the Board’s permission to significant dilution, it could make it harder for a third party to acquire us without the consent of the Board. In particular, the Rights Plan may deter a third party from completing or even initiating an acquisition of the Company, which may prevent stockholders from realizing a control premium from a potential acquirer, or from otherwise maximizing stockholder value.

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

Our ability to compete effectively will depend, in part, on our ability to protect our proprietary system level technologies, systems designs and manufacturing processes. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be successful in doing so.

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

RPSs generally require or encourage state regulated electric utilities to supply a certain proportion of electricity from renewable energy sources or to devote a certain portion of their plant capacity to renewable energy generation. Typically, utilities comply with such standards by qualifying for renewable energy credits evidencing the share of electricity that was produced from renewable sources. Under many state standards, these renewable energy credits can be unbundled from their associated energy and traded in a market system, allowing generators with insufficient credits to meet their applicable state mandate. These standards have spurred significant growth in the wind energy industry and a corresponding increase in the demand for our products. Currently, the majority of states have RPSs in place and certain states have voluntary utility commitments to supply a specific percentage of their electricity from renewable sources. The enactment of RPSs in additional states or any changes to existing RPSs (including changes due to the failure to extend or renew the federal incentives described above), or the enactment of a federal RPS or imposition of other greenhouse gas regulations, may impact the demand for our products. We cannot assure that government support for renewable energy will continue including any assurance regarding the adoption of any of the clean energy provisions of the BBB agenda. The elimination of, or reduction in, state or federal government policies that support renewable energy could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

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

The existence of government subsidies available to our competitors in certain countries may affect our ability to compete on a price basis. In 2013, the USITC determined that wind towers from China and Vietnam were being sold in the U.S. at less than fair value. Imports from China and Vietnam have declined following a determination by the USITC in 2013 that wind towers from those countries were being sold in the U.S. at less than fair value. As a result of the determination, the USDOC issued antidumping and countervailing duty orders on imports of wind towers from China and an antidumping duty order on imports of towers from Vietnam. In May 2018, the U.S. Court of Appeals affirmed the decision from the U.S. Court of International Trade and at the same time excluded CS Wind Vietnam from the antidumping order. In April 2019, the USDOC extended the term of these duties for an additional five-year period. Following a renewed surge of tower imports from countries not impacted by existing tariffs, in July 2020, the USDOC issued antidumping and countervailing duty orders on imports of wind towers from Canada, Indonesia, and Vietnam and an antidumping order on imports of towers from Korea.  Then in September 2020, a new trade case was brought before the USDOC and USITC, to assess whether wind towers imported from India, Malaysia, and Spain were being sold in the U.S. at less than fair value. The USDOC and USITC issued affirmative final determinations in all three antidumping (India, Malaysia, and Spain) and two countervailing duty cases (India and Malaysia). The USDOC imposed orders for two cases in August 2021 and the remainder in December 2021.

Additionally, tensions between Russia and Ukraine have escalated in recent months. This has led to economic sanctions imposed against Russia by the U.S. and certain European nations. Such sanctions may impact companies in many sectors and could lead to volatility of prices in the global energy industry. The extent and strength of the sanctions are still developing, and the corresponding effect on the Company remains uncertain.

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

Our ability to comply with regulatory requirements and potential environmental, social and governance (“ESG”) regulations and trends is critical to our future success, and there can be no guarantee that our businesses are in full compliance with all such requirements.

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

Additionally, other ESG-related laws, regulations, treaties, and similar initiatives and programs are being proposed, adopted and implemented throughout the world. If we were to violate or become liable under environmental or certain ESG-related laws or if our products become non-compliant with such laws or market access requirements, our customers may refuse to purchase our products, and we could incur costs or face other sanctions, such as restrictions on our products entering certain jurisdictions, fines, and/or civil or criminal sanctions. In addition to potential implementation of ESG laws, investor advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, and customers have focused increasingly on the ESG practices of companies, including those associated with climate change. If our ESG practices do not meet investor or other industry stakeholder expectations and standards, which continue to evolve, our brand, reputation and employee retention may be negatively impacted based on an assessment of our ESG practices.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Cicero, Illinois, a suburb located west of Chicago, Illinois. In addition, the Subsidiaries own or lease operating facilities, which are presented by operating segment as follows (information below is as of December 31, 2021).

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

	Common Stock
	High	Low
2021
First quarter	$11.55	$4.84
Second quarter	6.41	3.97
Third quarter	4.55	2.46
Fourth quarter	3.51	1.88

	Common Stock
	High	Low
2020
First quarter	$2.35	$1.19
Second quarter	4.00	1.31
Third quarter	5.68	2.77
Fourth quarter	8.75	2.73

The closing price for our common stock as of February 22, 2022 was $1.76. As of February 22, 2022, there were 43 holders of record of our common stock.

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

Repurchases

There were no repurchases of our equity securities made during the years ended December 31, 2021 and 2020.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities for the years ended December 31, 2021 or 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for information as of December 31, 2021 with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

[RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Annual Report, the terms “we,” “us,” “our,” “Broadwind,” and the “Company” refer to Broadwind, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its Subsidiaries.

(Dollar amounts are presented in thousands, except per share data and unless otherwise stated)

We booked $159,025 in net new orders in 2021, up from $148,882 in 2020. Gearing segment orders increased 83% compared to 2020 primarily due to increased demand from O&G and mining customers. This increase was partially offset by the timing of aftermarket wind gearing orders, which can fluctuate based on customer order patterns and market conditions. Industrial fabrication product line orders, included in the Heavy Fabrications segment, increased 72% as compared to 2020 primarily due to increased demand in all end markets. Orders within our Industrial Solutions segment increased 10% as compared to 2020 primarily due to the timing of orders associated with new gas turbine projects, partially offset by the timing of orders associated with aftermarket projects. These increases were partially offset by a 27% decrease in wind tower orders in our Heavy Fabrications segment as wind customers paused and delayed orders due to uncertainty regarding the timing and likelihood of potential wind energy incentives provided by the federal government and elevated steel prices. At December 31, 2021, total backlog was $106,383, up 15% from $92,854 at December 31, 2020 primarily due to the aforementioned increase in gearing and industrial fabrication product line orders.

We recognized revenue of $145,619 in 2021, down 27% from revenue of $198,496 in 2020. Within the Heavy Fabrications segment, tower revenue decreased $50,064 primarily due to a 35% decrease in tower sections sold, a result of the aforementioned pause in wind tower orders. Additionally, within the Heavy Fabrications segment, industrial fabrication product line revenues decreased 16% from 2020, primarily as a result of lower order intake in mining markets during the second half of 2020. Industrial Solutions revenue was down $2,897 or 16% from 2020 primarily due to the timing of new gas turbine and aftermarket installations in addition to supply chain constraints. Gearing revenue was up $3,447 or 14% from 2020, driven primarily by increased order intake in recent quarters from O&G and mining customers, partially offset by decreased demand from industrial customers.

We reported net income of $2,847, or $0.15 per share in 2021, compared to a net loss of $1,487 or $0.09 per share in 2020. The improvement in earnings was primarily due to income of $9,151 recognized from the PPP loan forgiveness and a $6,965 ERC benefit (described below). Both of these items were recognized in “Other Income (expense), net” in our consolidated statement of operations for the year ended December 31, 2021. This increase was partially offset by the volume related decreases discussed above.

On March 27, 2020, the CARES Act was signed into law providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. As amended, the ERC is available for wages paid through September 30, 2021 and is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. During each quarter of 2021, a maximum of $10,000 in qualified wages for each employee is eligible for the ERC. Therefore, the maximum tax credit that can be claimed by an eligible employer in 2021 is $7,000 per employee per calendar quarter. We qualified for the ERC in the first quarter of the year because we experienced a reduction in gross receipts of more than 20% for the first quarter of 2021 compared to the first quarter of 2019, the relevant criteria for the ERC. Since we qualified for the ERC in the first quarter of 2021, we automatically qualified for the ERC in the second quarter of 2021. In the first and second quarters of 2021, we received ERC benefits of $3,372 and $3,593, respectively, and under analogy to IAS 20 “Accounting for Government Grants and Disclosure of Government Assistance” were recorded in “Other income (expense), net” in our consolidated statement of operations. During the third quarter of 2021 due to relatively higher revenues in 2021 as compared to the third quarter of 2019, we did not qualify for the ERC benefit. The receivable for the remaining uncollected ERC benefit is $497 as of December 31, 2021 and is included in the “Employee retention credit receivable” line item in our consolidated balance sheet at December 31, 2021. The $497 receivable balance was collected during January 2022.

We use our credit facility to fund working capital requirements and believe that our credit facility, together with the operating cash generated by our businesses, and any potential proceeds from access to the public or private debt or equity markets, are sufficient to meet all cash obligations over the next twelve months. On December 31, 2021, we had $6,350 drawn under our $30,000 line of credit, and $852 of cash on hand, resulting in $14,889 of available liquidity. For a further discussion of our capital resources and liquidity, including a description of recent amendments and waivers under our credit facility, please see the discussion under “Liquidity, Financial Position and Capital Resources” in this Annual Report on Form 10-K.

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

Our facilities continued to operate as essential businesses in light of the customers and markets served. However, through December 31, 2021, we have experienced an adverse impact to our business, operations and financial results as a result of this pandemic due in part to a decline in order activity levels, manufacturing inefficiencies associated with supply chain disruptions and employee staffing constraints due to the spread of the COVID-19 pandemic. In response to the pandemic, we continue to right-size our workforce and delay certain capital expenditures. In future periods, we may experience weaker customer demand, requests for extended payment terms, customer bankruptcies, additional supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. As we cannot predict the duration or scope of the pandemic, including in light of the emerging variants, or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

Although the long-term effects of COVID-19 remain unknown, there have been some lifting of the related restrictions due to the increased availability of vaccinations and government stimulus programs. However, we continue to monitor closely the Company’s financial health and liquidity and the impact of the pandemic on the Company, including emerging variants. We have been able to serve the needs of our customers while taking steps to protect the health and safety of our employees, customers, partners, and communities. Among these steps, we follow the guidance provided by the U.S. Centers for Disease Control and Prevention.

KEY METRICS USED BY MANAGEMENT TO MEASURE PERFORMANCE

In addition to measures of financial performance presented in our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”), we use certain other financial measures to analyze our performance. These non-GAAP financial measures primarily consist of adjusted EBITDA and free cash flow which help us evaluate growth trends, establish budgets, assess operational efficiencies, oversee our overall liquidity, and evaluate our overall financial performance.

Key Financial Measures

	Year Ended
	December 31,
	2021	2020
Net revenues	$145,619	$198,496
Net income (loss)	$2,847	$(1,487)
Adjusted EBITDA (1)	$13,209	$7,985
Capital expenditures	$1,707	$1,547
Free cash flow (2)	$(2,038)	$6,956
Operating working capital (3)	$18,635	$5,062
Total debt (4)	$6,827	$10,787
Total orders	$159,025	$148,882
Backlog at end of period (5)	$106,383	$92,854
Book-to-bill (6)	1.1	0.8

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

(3)	We define operating working capital as accounts receivable and inventory net of accounts payable and customer deposits.

(4)	Total debt at December 31, 2020 includes PPP loans totaling $9,151.

(5)	Our backlog at December 31, 2021 and 2020 is net of revenue recognized over time.

(6)	We define book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Year Ended
	December 31,
	2021	2020
Net income (loss) from continuing operations	$2,847	$(1,487)
Interest expense	1,129	1,984
Income tax provision	25	48
Depreciation and amortization	6,336	6,279
Share-based compensation and other stock payments	2,872	1,161
Adjusted EBITDA	13,209	7,985
Changes in operating working capital	(13,573)	518
Capital expenditures	(1,707)	(1,547)
Proceeds from disposal of property and equipment	33	—
Free Cash Flow	$(2,038)	$6,956

RESULTS OF OPERATIONS

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.

	Year Ended December 31,				2021 vs. 2020
		% of Total		% of Total
	2021	Revenue	2020	Revenue	$ Change	% Change
Revenues	$145,619	100.0%	$198,496	100.0%	$(52,877)	(26.6)%
Cost of sales	140,108	96.2%	180,495	90.9%	(40,387)	(22.4)%
Gross profit	5,511	3.8%	18,001	9.1%	(12,490)	(69.4)%
Operating expenses
Selling, general and administrative expenses	17,372	11.9%	16,846	8.5%	526	3.1%
Intangible amortization	733	0.5%	733	0.4%	—	—%
Total operating expenses	18,105	12.4%	17,579	8.9%	526	3.0%
Operating (loss) income	(12,594)	(8.6)%	422	0.2%	(13,016)	(3084.4)%
Other income (expense), net
Paycheck Protection Program loan forgiveness	9,151	6.3%	—	—%	9,151	100.0%
Interest expense, net	(1,129)	(0.8)%	(1,984)	(1.0)%	855	43.1%
Other, net	7,444	5.1%	123	0.1%	7,321	5952.0%
Total other income (expense), net	15,466	10.6%	(1,861)	(0.9)%	17,327	931.1%
Net income (loss) before provision for income taxes	2,872	2.0%	(1,439)	(0.7)%	4,311	299.6%
Provision for income taxes	25	0.0%	48	0.0%	(23)	(47.9)%
Net income (loss)	$2,847	2.0%	$(1,487)	(0.7)%	$4,334	291.5%

Consolidated

Revenues decreased by $52,877 during the year ended December 31, 2021 primarily due to a 35% decrease in tower sections sold as wind customers paused and delayed orders due to uncertainty regarding the timing and likelihood of potential wind energy incentives provided by the federal government and elevated steel prices. Within our other segments, Gearing revenues increased as a result of increased order intake in recent quarters from O&G and mining customers, but was partially offset by decreased Industrial Solutions revenue due to the timing of new gas turbine and aftermarket installations in addition to supply chain constraints.

Gross profit decreased by $12,490 during the year ended December 31, 2021. The decrease in gross profit reflects lower sales volumes and manufacturing inefficiencies caused by supply chain disruptions, and a temporary shut-down of our Abilene, Texas plant due to a weather event in the first quarter of 2021. As a result, our gross margin decreased from 9.1% for the year ended December 31, 2020, to 3.8% for the year ended December 31, 2021.

Due to lower revenue levels, higher commission expenses, and an increase in professional expenses, operating expenses as a percentage of sales increased to 12.4% in 2021 from 8.9% in 2020.

Net income improved from a loss $1,487 for the year ended December 31, 2020 to net income of $2,847 for the year ended December 31, 2021.The improvement in net income was primarily due to income of $9,151 recognized from the PPP loan forgiveness and a $6,965 ERC benefit. Both of these items were recognized in “Other Income (expense), net” in our consolidated statement of operations for the year ended December 31, 2021. This increase was partially offset by the volume related decreases discussed above.

Heavy Fabrications Segment

The following table summarizes the Heavy Fabrications segment operating results for the twelve months ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020
Orders	$93,246	$105,843
Tower sections sold	747	1,150
Revenues	101,994	155,198
Operating (loss) income	(3,214)	10,385
Operating margin	(3.2)%	6.7%

Heavy Fabrications orders decreased by 12% versus the prior year as tower customers paused and delayed orders due to uncertainty regarding the timing and likelihood of potential federal wind energy incentives and elevated U.S. steel prices. This decrease was partially offset by a 72% increase in industrial fabrication product line orders as customers within all markets served resumed capital spending and inventory purchases. Segment revenues decreased by 34% during the year ended December 31, 2021 primarily due to the aforementioned pause in wind tower orders.

Heavy Fabrications segment operating results decreased by $13,599 versus the prior year. The degradation reflects the adverse volume impacts described previously, the underutilization of plant capacity, manufacturing inefficiencies caused by supply chain disruptions and a temporary shut-down of our Abilene, Texas plant due to a weather event in the first quarter of 2021. Operating profit margin was (3.2%) during the year ended December 31, 2021 compared to 6.7% during the year ended December 31, 2020.

Gearing Segment

The following table summarizes the Gearing segment operating results for the twelve months ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020
Orders	$46,081	$25,117
Revenues	28,583	25,136
Operating loss	(2,593)	(3,883)
Operating margin	(9.1)%	(15.4)%

Gearing segment orders for the year ended December 31, 2021 increased $20,964 compared to the year ended December 31, 2020 primarily due to increased demand from O&G and mining customers, partially offset by the timing of aftermarket wind gearing orders, which can fluctuate based on customer order patterns and market conditions. Revenues increased 14% during the year ended December 31, 2021 primarily due to increased O&G and mining demand, partially offset by a reduction in demand from industrial customers.

The Gearing segment's operating loss narrowed by $1,290 during the year ended December 31, 2021 primarily due to increased sales volume and improved manufacturing efficiencies. Operating margin was (9.1)% for the year ended December 31, 2021 compared to (15.4)% during the year ended December 31, 2020.

Industrial Solutions Segment

The following table summarizes the Industrial Solutions segment operating results for the twelve months ended December 31, 2021 and 2020.

	Year Ended
	December 31,
	2021	2020
Orders	$19,698	$17,922
Revenues	15,402	18,299
Operating (loss) income	(386)	881
Operating margin	(2.5)%	4.8%

Industrial Solutions segment orders increased by 10% in 2021 primarily due to an increase in orders associated with new gas turbine projects, partially offset by a decrease in orders associated with aftermarket projects. Segment revenue decreased 16% primarily due to the timing of new gas turbine and aftermarket installations in addition to supply chain constraints. The decrease in operating income during the year ended December 31, 2021 was a result of the revenue decrease and a lower margin sales mix sold during the year. The operating margin decreased from 4.8% during the year ended December 31, 2020, to (2.5)% during the year ended December 31, 2021.

Corporate and Other

Corporate and Other expenses decreased by $552 during the year ended December 31, 2021. The decrease was primarily attributable to reduced incentive compensation and marketing expenses.

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

During 2021 and 2020, we also recognized revenue over time, versus point in time, when products in the Gearing and Heavy Fabrications segments had no alternative use to us and we had an enforceable right to payment, including profit, upon termination of the contract by the customer. Since the projects are labor intensive, we use labor hours as the input measure of progress for the contract. Contract assets are recorded when performance obligations are satisfied but we are not yet entitled to payment. We recognize contract assets associated with this revenue which represents our rights to consideration for work completed but not billed at the end of the period.

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

Inventories are stated at the lower of cost or net realizable value. Where necessary, we have recorded a reserve for the excess of cost over net realizable value in our inventory allowance. Net realizable value of inventory, and management’s judgment concerning the need for reserves, encompasses consideration of many business factors including physical condition, inventory holding period, contract terms and usefulness. Inventories are valued based either on actual cost or using a first-in, first out method.

Long-Lived Assets

We review property and equipment and other long-lived assets (“long-lived assets”) for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Due to triggering events identified within our segments, we continue to evaluate the recoverability of certain of the long-lived assets. During November 2021, we identified triggering events associated with the Gearing segment and the Heavy Fabrications segment. In accordance with GAAP, we compared the carrying value of the segment asset groups to the forecast undiscounted cash flows associated with the respective asset groups. Based on the analyses performed, the forecast undiscounted cash flows exceeded the carrying values resulting in no recorded impairment of these groups.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of December 31, 2021, cash totaled $852, a decrease of $2,520 from December 31, 2020. We have in place a line of credit with CIBC Bank (the “Credit Facility”) under which we can borrow up to $30,000, depending on our borrowing base. Debt and finance lease obligations at December 31, 2021 totaled $11,368, and we had the ability to borrow up to $14,037 under the Credit Facility. In addition to the Credit Facility, we also utilize supply chain financing arrangements as a component of our funding for working capital, which accelerates receivable collections and helps to better manage cash flow. Under these agreements, we have agreed to sell certain of our accounts receivable balances to banking institutions who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements. The balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the consolidated statements of cash flows. Fees incurred in connection with the agreements are recorded as interest expense.

On March 9, 2021, we entered into a $10,000 Equity Distribution Agreement (the “Equity Distribution Agreement”) with Craig-Hallum Capital Group, LLC. Pursuant to the terms of the Equity Distribution Agreement, we issued 1,897,697 shares of the Company's common stock thereunder during the first two quarters of 2021. The net proceeds (before upfront costs) to the Company from the sales of such shares were approximately $9,725 after deducting commissions paid of approximately $275 and before deducting other expense of $411.

On November 8, 2021, we executed the Third Amendment to the Amended and Restated Loan Agreement (the “Third Amendment”) which waived the fixed charge coverage ratio default for the quarter ended September 30, 2021, suspended testing of the fixed charge coverage ratio covenant through September 30, 2022, added a minimum EBITDA covenant applicable to the three-month period ending December 31, 2021, the six-month period ending March 31, 2022, the nine-month period ending June 30, 2022 and the twelve-month period ending September 30, 2022 and added a reserve of $5,000 to the Revolving Loan Availability through December 31, 2022.

On February 28, 2022, we executed the Fourth Amendment to the Amended and Restated Loan Agreement (the “Fourth Amendment”) which reduced the line of credit from $35,000 to $30,000, extended the maturity date until January 31, 2024, waived the minimum EBITDA covenant for the three-month period ended December 31, 2021, revised the fixed charge coverage ratio covenant as of December 31, 2022 for the trailing nine-month period after March 31, 2022, revised the minimum EBITDA covenant applicable to the three-month period ending March 31, 2022, the six-month period ending June 30, 2022 and the nine-month period ending September 30, 2022, revised the liquidity reserve and amended certain other provisions in connection with the discontinuation of LIBOR and replacement with the forward-looking term Secured Overnight Financing Rate (Term SOFR) administered by CME Group, Inc. For a more detailed description of the Fourth Amendment refer to Item 9B of this Form 10-K.

On March 27, 2020, the CARES Act was signed into law providing numerous tax provisions and other stimulus measures, including an ERC, which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. As amended, the ERC is available for wages paid through September 30, 2021 and is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. During each quarter of 2021, a maximum of $10,000 in qualified wages for each employee is eligible for the ERC. Therefore, the maximum tax credit that can be claimed by an eligible employer in 2021 is $7,000 per employee per calendar quarter. In the first and second quarters of 2021, the Company received ERC benefits of $3,372 and $3,593, respectively, and under analogy to IAS 20 “Accounting for Government Grants and Disclosure of Government Assistance” were recorded in “Other income (expense), net” in our consolidated statement of operations. The Company qualified for the ERC in the first quarter of 2021 because it experienced a reduction in gross receipts of more than 20% for the first quarter of 2021 compared to the first quarter of 2019, the relevant criteria for the ERC. Since the Company qualified for the ERC in the first quarter of 2021, it automatically qualified for the ERC in the second quarter of 2021. As a result of the Company averaging 500 or fewer full-time employees in 2019, all wages paid to employees were eligible for the ERC (rather than only wages paid to employees not providing services). During the third quarter of 2021 due to relatively higher revenues in 2021 as compared to the third quarter of 2019, the Company did not qualify for the ERC benefit. The receivable for the remaining uncollected ERC benefit is $497 as of December 31, 2021 and is included in the “Employee retention credit receivable” line item in the Company’s consolidated balance sheet at December 31, 2021. The $497 receivable balance was collected during January 2022.

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

Other

In 2016, we entered into a $570 unsecured loan agreement with the Development Corporation of Abilene which is included in long-term debt, less current maturities. The loan is forgivable upon us meeting and maintaining specific employment thresholds. During each of the years ended December 31, 2021 and 2020, $114 of the loan was forgiven. As of December 31, 2021, the loan balance was $114. In addition, we have outstanding notes payable for capital expenditures in the amount of $186 and $163 as of December 31, 2021 and 2020, respectively, with $186 and $161 included in the “Line of credit and other notes payable” line item of our consolidated financial statements as of December 31, 2021 and 2020, respectively. The notes payable have monthly payments that range from $1 to $16 and an interest rate of 4%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from March 2022 to September 2028.

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020
Total cash provided by (used in):
Operating activities	$(12,826)	$5,330
Investing activities	(1,674)	(1,547)
Financing activities	11,980	(2,827)
Net (decrease) increase in cash	$(2,520)	$956

Operating Cash Flows

During the year ended December 31, 2021, net cash used in operations was $12,826 compared to net cash provided by operating activities of $5,330 for the year ended December 31, 2020. The increase in net cash used in operating activities was primarily due to our operating performance (excluding the PPP loan forgiveness), the timing of accruals and an increase in operating working capital in the current year period.

Investing Cash Flows

During the year ended December 31, 2021, net cash used in investing activities was $1,674 compared to net cash used in investing activities of $1,547 for the year ended December 31, 2020. The increase was primarily due to an increase in net purchases of property and equipment.

Financing Cash Flows

During the year ended December 31, 2021, net cash provided by financing activities totaled $11,980 compared to net cash used in financing activities of $2,827 for the year ended December 31, 2020. The increase was primarily due to proceeds from the sale of securities under the Equity Distribution Agreement and increased net borrowings under our Credit Facility in the current year, partially offset by the absence of the PPP Loan proceeds received in 2020.

Contractual Obligations

We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of December 31, 2021, we have (i) debt obligations related to our Credit Facility and other notes payable as described in Note 9, “Debt and Credit Agreements” of our consolidated financial statements and includes cash principal payments of $6,650 due in 2022, $28 in 2023, $29 in 2024, $30 in 2025, $32 in 2026 and $58 in 2027 and thereafter (ii) cash payments for operating and finance lease obligations that total $34,896 and are described in Note 10, “Leases” of our consolidated financial statements and (iii) purchase obligations made in the normal course of business. We expect to fund these cash requirements primarily through cash generated from operations, available cash balances, our Credit Facility, additional equipment financing, and access to the public or private debt and/or equity markets, including the option to raise additional capital from the sale of our securities under a “shelf” registration statement on Form S-3.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal year reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of December 31, 2021.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2021.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 28, 2022, Broadwind, Inc. and its subsidiaries (the “Company”) entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Loan and Security Agreement dated February 25, 2019 between the Company and CIBC Bank USA, as administrative agent and sole lead arranger and the other financial institutions party thereto. Among other changes, the Fourth Amendment reduced the line of credit from $35,000 to $30,000, extended the maturity date until January 31, 2024, waived the minimum EBITDA covenant for the three-month period ended December 31, 2021, revised the fixed charge coverage ratio covenant as of December 31, 2022 for the trailing nine-month period after March 31, 2022, revised the minimum EBITDA covenant applicable to the three-month period ending March 31, 2022, the six-month period ending June 30, 2022 and the nine-month period ending September 30, 2022, revised the liquidity reserve and amended certain other provisions in connection with the discontinuation of LIBOR and replacement with the forward-looking term Secured Overnight Financing Rate (Term SOFR) administered by CME Group, Inc.

The foregoing description of the Fourth Amendment is not intended to be complete and is qualified in its entirety by reference to the Fourth Amendment to Amended and Restated Loan and Security Agreement, which is attached hereto as Exhibit 10.30 to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of the description of our Code of Ethics and Business Conduct below, the information required by this item is incorporated herein by reference from the discussion under the headings “Directors and Director Compensation,” “Corporate Governance,” and “Executive Officers” in our definitive Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”).

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding director and executive compensation is incorporated by reference from the discussion under the headings “Directors and Director Compensation” and “Executive Officers and Executive Compensation” in the 2022 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference from the discussion under the heading “Security Ownership of Certain Beneficial Holders and Management” in the 2022 Proxy Statement.

The following table provides information as of December 31, 2021, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Number of securities
remaining available for
	Number of securities			future issuances under
	to be issued upon		Weighted‑average	equity compensation
	exercise of		exercise price of	plans (excluding
	outstanding options,		outstanding options,	securities reflected in
Plan Category	warrants, and rights		warrants, and rights	column (a))
Equity compensation plans approved by stockholders	918,448	(1)	$2.73	853,446
Total	918,448		$2.73	853,446

(1)	Includes outstanding restricted stock awards pursuant to the Broadwind Energy, Inc. 2015 Equity Incentive Plan, as amended. This plan has been approved by our stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the discussion under the headings “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the discussion under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2022 Proxy Statement.

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

3. Exhibits

The exhibits listed on the Index to Exhibits are filed as part of this Annual Report.

ITEM 16. FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Broadwind, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Broadwind, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Long-Lived Assets

As described in Note 7 of the financial statements, the Company’s evaluation of long-lived asset impairment involves the comparison of the undiscounted future cash flows of a respective asset group to its corresponding carrying value. This requires management to make significant qualitative and quantitative estimates and assumptions including estimates of future revenue growth rates, operating margins, and capital expenditures. Changes in these assumptions could have a significant impact on the amount of undiscounted cash flows, which could have an impact on the impairment charge, if any.

The Company’s Gearing asset group has experienced reoccurring operating losses in consecutive years ending December 31, 2021, and the Company’s Heavy Fabrications asset group has experienced a decline in revenue and operating margin during the year ended December 31, 2021. Company management determined that the carrying amount of the Gearing and Heavy Fabrications asset groups may not be recoverable based on the operating performances for each asset group. Accordingly, the Company performed impairment assessments of the asset groups as of November 30, 2021. As part of the impairment assessments, it was determined that each asset group had undiscounted future cash flows that exceeded their estimated carrying values. Additionally, there were no changes in facts or circumstances following the November 30, 2021 assessments through December 31, 2021, which would alter each asset group’s initial undiscounted future cash flows or carrying value estimates. As a result, no impairment charge was recorded in the consolidated statement of operations for the year ended December 31, 2021, for the Gearing and Heavy Fabrications asset groups. Key financial assumptions used to determine the undiscounted cash flows of the asset groups were developed by management.

We identified the long-lived asset impairment assessments of the Gearing and Heavy Fabrications asset groups as a critical audit matter because of the high degree of judgement and subjectivity involved in auditing management’s assumptions regarding their asset group determination, each asset group’s primary asset determination, and projected revenue growth rates, operating cash flow margins and capital expenditures utilized to determine the recoverability of the asset group’s long-lived assets.

How the Critical Audit Matter Was Addressed in the Audit

The audit procedures performed related to the evaluation of Company management’s assumptions and estimates relating to their determination of recoverability of the Gearing and Heavy Fabrications asset groups included the following, among others:

●

Evaluated the reasonableness of management’s determination of the primary asset for each asset group which included comparing the estimated future cash flows derived from the primary asset compared to other assets within the asset grouping.

●

Evaluated the reasonableness of management’s forecasted revenue, operating cash flow margins, and capital expenditures for the asset groups by comparing the projections to historical results and industry expectations.

●

Evaluated the reasonableness of management’s determination that each asset group represented the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities by comparing the inputs and processes utilized within each asset group to each other to ensure the inputs and processes were not comingled and were independent of each other.

/S/ RSM US LLP

We have served as the Company's auditor since 2016.

Chicago, Illinois

March 2, 2022

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash	$852	$3,372
Accounts receivable, net	13,802	15,337
Employee retention credit receivable	497	—
Contract assets	1,136	2,253
Inventories, net	33,377	26,724
Prepaid expenses and other current assets	2,661	2,909
Total current assets	52,325	50,595
LONG-TERM ASSETS:
Property and equipment, net	43,655	45,195
Operating lease right-of-use assets	18,029	19,321
Intangible assets, net	3,453	4,186
Other assets	585	385
TOTAL ASSETS	$118,047	$119,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and other notes payable	$6,650	$1,406
Current portion of finance lease obligations	2,060	1,427
Current portion of operating lease obligations	1,775	1,832
Accounts payable	16,462	18,180
Accrued liabilities	3,654	6,307
Customer deposits	12,082	18,819
Total current liabilities	42,683	47,971
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	177	9,381
Long-term finance lease obligations, net of current portion	2,481	1,996
Long-term operating lease obligations, net of current portion	18,405	19,569
Other	167	104
Total long-term liabilities	21,230	31,050
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 19,859,650 and 17,211,498 shares issued as of December 31, 2021, and December 31, 2020, respectively	20	17
Treasury stock, at cost, 273,937 shares as of December 31, 2021 and December 31, 2020	(1,842)	(1,842)
Additional paid-in capital	395,372	384,749
Accumulated deficit	(339,416)	(342,263)
Total stockholders’ equity	54,134	40,661
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,047	$119,682

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2021	2020
Revenues	$145,619	$198,496
Cost of sales	140,108	180,495
Gross profit	5,511	18,001
OPERATING EXPENSES:
Selling, general and administrative	17,372	16,846
Intangible amortization	733	733
Total operating expenses	18,105	17,579
Operating (loss) income	(12,594)	422
OTHER INCOME (EXPENSE), net:
Paycheck Protection Program loan forgiveness	9,151	—
Interest expense, net	(1,129)	(1,984)
Other, net	7,444	123
Total other income (expense), net	15,466	(1,861)
Net income (loss) before provision for income taxes	2,872	(1,439)
Provision for income taxes	25	48
NET INCOME (LOSS)	2,847	(1,487)
NET INCOME (LOSS) PER COMMON SHARE—BASIC:
Net income (loss)	$0.15	$(0.09)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	18,726	16,746
NET INCOME (LOSS) PER COMMON SHARE—DILUTED:
Net income (loss)	$0.15	$(0.09)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	19,388	16,746

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Issued		Issued	Additional	Accumulated
	Issued	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
BALANCE, December 31, 2019	16,830,930	$17	(273,937)	$(1,842)	$383,361	$(340,776)	$40,760
Stock issued for restricted stock	360,359	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,295	—	1,295
Shares withheld for taxes in connection with issuance of restricted stock	(71,272)				(139)	—	(139)
Sale of common stock, net	91,481	—	—	—	232	—	232
Net loss	—	—	—	—	—	(1,487)	(1,487)
BALANCE, December 31, 2020	17,211,498	$17	(273,937)	$(1,842)	$384,749	$(342,263)	$40,661
Stock issued for restricted stock	695,216	1	—	—	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	289,519	—	—	—	1,193	—	1,193
Share-based compensation	—	—	—	—	1,541	—	1,541
Shares withheld for taxes in connection with issuance of restricted stock	(234,280)	—	—	—	(1,423)	—	(1,423)
Sale of common stock, net	1,897,697	2	—	—	9,312	—	9,314
Net income	—	—	—	—	—	2,847	2,847
BALANCE, December 31, 2021	19,859,650	$20	(273,937)	$(1,842)	$395,372	$(339,416)	$54,134

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,847	$(1,487)
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation and amortization expense	6,336	6,279
Paycheck Protection Program loan forgiveness	(9,151)	—
Deferred income taxes	(2)	(4)
Change in fair value of interest rate swap agreements	23	167
Stock-based compensation	1,541	1,295
Allowance for doubtful accounts	(426)	346
Common stock issued under defined contribution 401(k) plan	1,193	—
Gain on disposal of assets	(33)	—
Changes in operating assets and liabilities:
Accounts receivable	1,961	2,627
Employee retention credit receivable	(497)	—
Contract assets	1,117	(2,253)
Inventories	(6,653)	5,139
Prepaid expenses and other current assets	133	(865)
Accounts payable	(1,736)	(3,320)
Accrued liabilities	(2,676)	1,229
Customer deposits	(6,737)	(3,898)
Other non-current assets and liabilities	(66)	75
Net cash (used in) provided by operating activities	(12,826)	5,330
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,707)	(1,547)
Proceeds from disposals of property and equipment	33	—
Net cash used in investing activities	(1,674)	(1,547)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	156,004	153,891
Payments on line of credit	(150,899)	(164,163)
Proceeds from long-term debt	817	9,530
Payments on long-term debt	(161)	(1,186)
Principal payments on finance leases	(1,672)	(992)
Shares withheld for taxes in connection with issuance of restricted stock	(1,423)	(139)
Proceeds from sale of common stock, net	9,314	232
Net cash provided by (used in) financing activities	11,980	(2,827)
NET (DECREASE) INCREASE IN CASH	(2,520)	956
CASH beginning of the period	3,372	2,416
CASH end of the period	$852	$3,372
Supplemental cash flow information:
Interest paid	$741	$1,449
Income taxes paid	$102	$81
Non-cash investing and financing activities:
Equipment additions via finance lease	$2,757	$3,196
Non-cash purchases of property and equipment	$18	$376

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

December 31, 2021 and 2020

(in thousands, except share and per share data)

Gearing

The Company provides gearing and gearboxes to a broad set of customers in diverse markets including; onshore and offshore O&G fracking and drilling, surface and underground mining, wind energy, steel, material handling and other infrastructure markets. The Company has manufactured loose gearing, gearboxes and systems, and provided heat treat services for aftermarket and OEM applications for nearly a century. The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment and gearbox repair in Neville Island, Pennsylvania.

Industrial Solutions

The Company provides supply chain solutions, light fabrication, inventory management, kitting and assembly services, primarily serving the combined cycle natural gas turbine market.

Liquidity

The Company meets its short term liquidity needs through cash generated from operations, its available cash balances, through its Credit Facility (as defined and further discussed in Note 9 “Debt and Credit Agreements” of these consolidated financial statements), equipment financing, access to the public and private debt and/or equity markets, and has the option to raise capital under the Company’s registration statement on Form S-3 (as discussed below). The Company uses the Credit Facility to fund working capital requirements. Under the Credit Facility, borrowings are continuous and all cash receipts are usually applied to the outstanding borrowed balance. As of December 31, 2021, cash totaled $852, a decrease of $2,520 from December 31, 2020. The Company had the ability to borrow up to $14,037 under the Credit Facility as of December 31, 2021.

The Company also utilizes supply chain financing arrangements as a component of its funding for working capital, which accelerates receivable collections and helps to better manage cash flow. Under these agreements, the Company has agreed to sell certain of its accounts receivable balances to banking institutions who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements. The balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's consolidated statements of cash flows. Fees incurred in connection with the agreements are recorded as interest expense by the Company.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

(in thousands, except share and per share data)

Debt and finance lease obligations at December 31, 2021 totaled $11,368, which includes current outstanding debt and finance lease obligations totaling $8,710, due over the next twelve months. The current outstanding debt includes $6,350 outstanding under the Credit Facility.

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

On March 9, 2021, the Company entered into a $10,000 Equity Distribution Agreement (the “Equity Distribution Agreement”) with Craig-Hallum Capital Group, LLC. Pursuant to the terms of the Equity Distribution Agreement, the Company issued 1,897,697 shares of the Company’s common stock thereunder during the first two quarters of 2021. The net proceeds (before upfront costs) to the Company from the sale of such shares were approximately $9,725 after deducting commissions paid of approximately $275 and before deducting other expenses of $411.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. As amended, the ERC is available for wages paid through September 30, 2021 and is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. During each quarter of 2021, a maximum of $10,000 in qualified wages for each employee is eligible for the ERC. Therefore, the maximum tax credit that can be claimed by an eligible employer in 2021 is $7,000 per employee per calendar quarter. In the first and second quarters of 2021, the Company received ERC benefits of $3,372 and $3,593, respectively, and under analogy to IAS 20 “Accounting for Government Grants and Disclosure of Government Assistance” were recorded in “Other income (expense), net” in our consolidated statement of operations. The Company qualified for the ERC in the first quarter of 2021 because it experienced a reduction in gross receipts of more than 20% for the first quarter of 2021 compared to the first quarter of 2019, the relevant criteria for the ERC. Since the Company qualified for the ERC in the first quarter of 2021, it automatically qualified for the ERC in the second quarter of 2021. As a result of the Company averaging 500 or fewer full-time employees in 2019, all wages paid to employees were eligible for the ERC (rather than only wages paid to employees not providing services). During the third quarter of 2021 due to relatively higher revenues in 2021 as compared to the third quarter of 2019, the Company did not qualify for the ERC benefit. The receivable for the remaining uncollected ERC benefit is $497 as of December 31, 2021 and is included in the “Employee retention credit receivable” line item in the Company’s consolidated balance sheet at December 31, 2021. The $497 receivable balance was collected during  January 2022.

The Company anticipates that current cash resources, amounts available under the Credit Facility, cash to be generated from operations and equipment financing, and any potential proceeds from the sale of further Company securities under the Form S-3 will be adequate to meet the Company’s liquidity needs for at least the next twelve months.

Reclassifications

Certain prior year amounts, which are not material, have been reclassified to conform to current year presentation in the consolidated financial statements and the notes to the consolidated financial statements.

Summary of Significant Accounting Policies

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include inventory reserves, warranty reserves, impairment of long-lived assets, allowance for doubtful accounts, and valuation allowances on deferred taxes. Although these estimates are based upon management’s best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from these estimates.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

(in thousands, except share and per share data)

Cash

As of December 31, 2021 and December 31, 2020, cash totaled $852 and $3,372, respectively. For the years ended December 31, 2021 and 2020, interest income was $1 and $0, respectively.

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

During 2021 and 2020, the Company also recognized revenue over time, versus point in time, when products in the Gearing and Heavy Fabrications segments had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contract by the customer. Since the projects are labor intensive, the Company uses labor hours as the input measure of progress for the contract. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. The Company recognizes contract assets associated with this revenue which represents its rights to consideration for work completed but not billed at the end of the period.

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

December 31, 2021 and 2020

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

Historically, the Company’s A/R is highly concentrated with a select number of customers. During the year ended December 31, 2021, the Company’s five largest customers accounted for 71% of its consolidated revenues and 25% of outstanding A/R balances, compared to the year ended December 31, 2020 when the Company’s five largest customers accounted for 78% of its consolidated revenues and 65% of its outstanding A/R balances.

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

December 31, 2021 and 2020

(in thousands, except share and per share data)

Long-Lived Assets

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is recognized using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes, and generally using an accelerated method for income tax reporting purposes. Depreciation expense related to property and equipment for the years ended December 31, 2021 and 2020 was $5,603 and $5,546, respectively. Expenditures for additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the useful lives of the respective assets are expensed as incurred.  Property or equipment sold or disposed of is removed from the respective property accounts, with any corresponding gains and losses recorded within the operating results of the Company’s consolidated statement of operations.

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

Leases

The Company leases various property and equipment under operating lease arrangements. On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”) and ASU 2018-11 using the cumulative effect method. Adopting the standard resulted in the Company recognizing operating lease assets and liabilities on the balance sheet. Rent expense for these types of leases is recognized on a straight-line basis over the lease term. In addition, the Company has entered into finance lease arrangements to finance property and equipment and assumed finance lease obligations in connection with certain acquisitions. The cost basis and accumulated amortization of assets recorded under finance leases are included in property and equipment, while the liabilities are included in finance lease obligations.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

(in thousands, except share and per share data)

Warranty Liability

The Company provides warranty terms that generally range from one to five years for various products and services relating to workmanship and materials supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable the Company to pursue recovery from third parties for amounts paid to customers under warranty provisions. Warranty liability is recorded in accrued liabilities within the consolidated balance sheet. The Company estimates the warranty accrual based on various factors, including historical warranty costs, current trends, product mix and sales. The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2021 and 2020 were as follows, excluding activity related to the discontinued Services segment:

	As of December 31,
	2021	2020
Balance, beginning of period	$33	$163
Increase (reduction) of warranty reserve	70	(78)
Warranty claims	22	(52)
Balance, end of period	$125	$33

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

December 31, 2021 and 2020

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

Net Income Per Share

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

The following table presents the Company’s revenues disaggregated by revenue source for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Heavy Fabrications	$101,994	$155,198
Gearing	28,583	25,136
Industrial Solutions	15,402	18,299
Eliminations	(360)	(137)
Consolidated	$145,619	$198,496

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

December 31, 2021 and 2020

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

During the year ended December 31, 2021, the Company recognized a portion of revenue within the Gearing and Heavy Fabrications segments over time, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Since the projects are labor intensive, the Company uses labor hours as the input measure of progress for the applicable contracts. Within the Heavy Fabrications segment, the Company recognized revenue over time of $5,665 and $815 for the years ended December 30, 2021 and 2020, respectively. Within the Gearing segment, the Company recognized revenue over time of $2,444 and $1,438 for the years ended December 31, 2021 and 2020, respectively. During the fourth quarter of 2021, the Company ceased recording revenue over time within the Gearing segment due to a change in terms. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. Contract assets represent the Company’s rights to consideration for work completed but not billed at the end of the period.

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

3. EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2021 and 2020 as follows:

	For the Years Ended December 31,
	2021	2020
Basic earnings per share calculation:
Net income (loss)	$2,847	$(1,487)
Weighted average number of common shares outstanding	18,726,459	16,745,531
Basic net income (loss) per share	$0.15	$(0.09)
Diluted earnings per share calculation:
Net income (loss)	$2,847	$(1,487)
Weighted average number of common shares outstanding	18,726,459	16,745,531
Common stock equivalents:
Non-vested stock awards (1)	662,030	—
Weighted average number of common shares outstanding	19,388,489	16,745,531
Diluted net income (loss) per share	$0.15	$(0.09)

(1)   Stock options and restricted stock units granted and outstanding of 1,332,884, respectively, are excluded from the computation of diluted earnings for the year ended December 31, 2020 due to the anti-dilutive effect as a result of the Company’s net loss for that period.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

(in thousands, except share and per share data)

4. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. Although some of the accounting standards issued or effective in the current fiscal year may be applicable to it, the Company believes that none of the new standards have a significant impact on its consolidated financial statements.

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the accounts receivable allowance from operations for the years ended December 31, 2021 and 2020 consists of the following:

	For the Year Ended December 31,
	2021	2020
Balance at beginning of period	$473	$127
Bad debt expense	9	227
Write-offs	(229)	(77)
Other adjustments	(206)	196
Balance at end of period	$47	$473

6. INVENTORIES

The components of inventories from operations as of December 31, 2021 and 2020 are summarized as follows:

	As of December 31,
	2021	2020
Raw materials	$16,148	$14,586
Work-in-process	13,639	12,634
Finished goods	6,575	2,704
	36,362	29,924
Less: Reserve	(2,985)	(3,200)
Net inventories	$33,377	$26,724

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

(in thousands, except share and per share data)

7. LONG-LIVED ASSETS

The cost basis and estimated lives of property and equipment from continuing operations as of December 31, 2021 and 2020 are as follows:

	As of December 31,
	2021	2020	Life (in years)
Land	$1,423	$1,423
Buildings	20,778	20,778	39
Machinery and equipment	116,725	113,266	2 - 10
Office furniture and equipment	5,480	5,099	3 - 7
Leasehold improvements	8,937	9,305	Shorter of asset life or life of lease
Construction in progress	677	502
	154,020	150,373
Less accumulated depreciation and amortization	(110,365)	(105,178)
Total property and equipment	$43,655	$45,195

As of December 31, 2021 and December 31, 2020, the Company had commitments of $1,227 and $463, respectively, related to the completion of projects within construction in progress.

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote Gear Works completed in 2007 as well as the noncompetition agreements and customer relationships that were part of the Company’s acquisition of Red Wolf Company, LLC completed in 2017. Intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 1 to 6 years.

During November 2021, the Company identified triggering events associated with operating losses within the Gearing segment and a decline in revenue and operating margin within the Heavy Fabrications segment during the year ended December 31, 2021. The Company relied upon undiscounted cash flow analyses and concluded that no impairment to these asset groups was indicated as of December 31, 2021. During October 2020, the Company also identified triggering events associated with its continued operating losses within the Gearing segment. The Company relied upon an undiscounted cash flow analysis and concluded that no impairment to this asset group was indicated as of December 31, 2020.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

(in thousands, except share and per share data)

As of December 31, 2021 and 2020, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	December 31, 2021					December 31, 2020
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Noncompete agreements	$170	$(139)	$—	$31	1.1	$170	$(111)	$—	$59	2.1
Customer relationships	15,979	(7,284)	(7,592)	1,103	4.0	15,979	(6,979)	(7,592)	1,408	4.9
Trade names	9,099	(6,780)	—	2,319	5.8	9,099	(6,380)	—	2,719	6.8
Intangible assets	$25,248	$(14,203)	$(7,592)	$3,453	5.2	$25,248	$(13,470)	$(7,592)	$4,186	6.1

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 6 to 20 years. Amortization expense was $733 for the years ended December 31, 2021 and 2020. As of December 31, 2021, estimated future amortization expense is as follows:

2022	$733
2023	664
2024	661
2025	661
2026	422
2027 and thereafter	312
Total	$3,453

8. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,
	2021	2020
Accrued payroll and benefits	$2,992	$5,320
Fair value of interest rate swap	27	148
Income taxes payable	1	78
Accrued professional fees	129	176
Accrued warranty liability	125	33
Self-insured workers compensation reserve	166	74
Accrued other	214	478
Total accrued liabilities	$3,654	$6,307

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

(in thousands, except share and per share data)

9. DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Line of credit	$6,350	$1,245
PPP Loans	—	9,151
Other notes payable	274	163
Long-term debt	203	228
Less: Current portion	(6,650)	(1,406)
Long-term debt, net of current maturities	$177	$9,381

As of December 31, 2021, future annual principal payments on the Company’s outstanding debt obligations were as follows:

2022	$6,650
2023	28
2024	29
2025	30
2026	32
2027 and thereafter	58
Total	$6,827

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

December 31, 2021 and 2020

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

On November 8, 2021, the Company executed the Third Amendment to the Amended and Restated Loan Agreement (the “Third Amendment”) which waived the fixed charge coverage ratio default for the quarter ended September 30, 2021, suspended testing of the fixed charge coverage ratio covenant through September 30, 2022, added a minimum EBITDA covenant applicable to the three-month period ending December 31, 2021, the six-month period ending March 31, 2022, the nine-month period ending June 30, 2022 and the twelve-month period ending September 30, 2022 and added a reserve of $5,000 to the Revolving Loan Availability through December 31, 2022.

On February 28, 2022, the Company executed the Fourth Amendment to the Amended and Restated Loan Agreement (the “Fourth Amendment”) which reduced the line of credit from $35,000 to $30,000, extended the maturity date until January 31, 2024, waived the minimum EBITDA covenant for the three-month period ended December 31, 2021, revised the fixed charge coverage ratio covenant as of December 31, 2022 for the trailing nine-month period after March 31, 2022, revised the minimum EBITDA covenant applicable to the three-month period ending March 31, 2022, the six-month period ending June 30, 2022 and the nine-month period ending September 30, 2022, revised the liquidity reserve and amended certain other provisions in connection with the discontinuation of LIBOR and replacement with the forward-looking term Secured Overnight Financing Rate (Term SOFR) administered by CME Group, Inc.

The Credit Facility contains customary representations and warranties applicable to the Company and the subsidiaries. It also contains a requirement that the Company, on a consolidated basis, maintain customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications.

In conjunction with the 2016 Amended and Restated Loan Agreement, during June 2019, the Company entered into a floating to fixed interest rate swap with CIBC. The swap agreement has a notional amount of $6,000 and a schedule matching that of the underlying loan that synthetically fixes the interest rate on LIBOR borrowings for the entire term of the Credit Facility at 2.13%, before considering the Company’s risk premium. The interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, which may subject the Company’s results of operations to non-cash volatility. The interest rate swap liability is included in the “Accrued liabilities” line item of the Company’s consolidated financial statements as of December 31, 2021 and December 31, 2020.

As of December 31, 2021, there was $6,350 outstanding under the Credit Facility. The Company had the ability to borrow up to $14,037 under the Credit Facility as of December 31, 2021.

Other

In 2016, the Company entered into a $570 unsecured loan agreement with the Development Corporation of Abilene which is included in long-term debt, less current maturities. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During each of the years ended December 31, 2021 and 2020, $114 of the loan was forgiven. As of December 31, 2021 and December 31, 2020, the loan balance was $114 and $228, respectively. In addition, the Company has outstanding notes payable for capital expenditures in the amount of $186 and $163 as of December 31, 2021 and 2020, respectively, with $186 and $161 included in the “Line of credit and other notes payable” line item of the Company’s consolidated financial statements as of December 31, 2021 and 2020, respectively. The notes payable have monthly payments that range from $1 to $16 and an interest rate of 4%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from March 2022 to September 2028.

On April 15, 2020, the Company received funds under notes and related documents (“PPP Loans”) with CIBC, under the Paycheck Protection Program (the “PPP”) which was established under the CARES Act enacted on March 27, 2020 in response to the COVID-19 pandemic and is administered by the U.S. Small Business Administration (“SBA”). The Company received total proceeds of $9,530 from the PPP Loans and made repayments of $379 on May 13, 2020. Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 enacted on June 5, 2020, the PPP Loans, and accrued interest and fees are eligible to be forgiven following a period of twenty-four weeks after PPP Loan proceeds are received (the “covered period”) if they are used for qualifying expenses as described in the CARES Act including payroll costs and certain employee benefits (which must equal or exceed 60% of the amount requested to be forgiven), rent, mortgage interest, and utilities. The amount of loan forgiveness is reduced if the borrower terminates employees or significantly reduces salaries during such period, subject to certain exceptions. The Company used at least 60% of the amount of the PPP Loans proceeds to pay for payroll costs and the balance on other eligible qualifying expenses consistent with the terms of the PPP and submitted its forgiveness applications to CIBC during the first quarter of 2021. During the quarter ended June 30, 2021, all loans were forgiven by the SBA and a gain of $9,151 was recorded in “Other income (expense), net” in the Company's condensed consolidated statements of operations.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

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

The adoption of Topic 842 resulted in the Company recognizing operating lease liabilities totaling $19,508 with a corresponding right-of-use (“ROU”) asset of $17,613 based on the present value of the minimum rental payments of such leases. The variance between the ROU asset balance and the lease liability is a deferred rent liability that existed prior to the adoption of Topic 842 and was offset against the ROU asset balance during the adoption. As of December 31, 2021, the ROU asset had a balance of $18,029 which is included in the “Operating lease right-of-use assets” line item of these consolidated financial statements and current and non-current lease liabilities relating to the ROU asset of $1,775 and $18,405, respectively, and are included in the “Current portion of operating lease obligations” and “Long-term operating lease obligations, net of current portion” line items of these consolidated financial statements. The discount rates used for leases accounted for under Topic 842 are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

Lease terms generally range from 3 to 15 years with renewal options for extended terms. Some of the Company’s facility leases include options to renew. The exercise of the renewal options is at the Company’s discretion. Therefore, the majority of renewals to extend the lease terms are not included in ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them. Certain leases contain rent escalation clauses that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the lease term. Operating rental expense for the years ended December 31, 2021 and 2020 was $4,302 and $4,396, respectively.

In addition, the Company has entered into finance lease arrangements to finance property and equipment and assumed finance lease obligations in connection with certain acquisitions. Finance rental expense for the years ended December 31, 2021 and 2020 was $1,379 and $829, respectively.

Amortization expense recorded in connection with assets recorded under finance leases was $984 and $619 for the years ended December 31, 2021 and 2020, respectively.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

(in thousands, except share and per share data)

Quantitative information regarding the Company’s leases is as follows:

	Year Ended December 31,
	2021	2020
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$984	$619
Interest on finance lease liabilities	395	210
Total finance lease costs	1,379	829
Operating lease cost components:
Operating lease cost	2,965	2,939
Short-term lease cost	654	648
Variable lease cost (1)	870	992
Sublease income	(187)	(183)
Total operating lease costs	4,302	4,396

Total lease cost	$5,681	$5,225

Supplemental cash flow information related to our operating leases is as follows for the twelve months ended December 31, 2021 and 2020:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$3,581	$3,551
Right-of-use assets obtained in exchange for new
operating lease liabilities	$907	$4,777

Weighted-average remaining lease term-finance leases at end of period (in years)	1.9	1.7
Weighted-average remaining lease term-operating leases at end of period (in years)	8.9	9.8
Weighted-average discount rate-finance leases at end of period	6.3%	8.3%
Weighted-average discount rate-operating leases at end of period	8.6%	8.7%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

Amortization associated with new right-of-use assets obtained in exchange for new operating lease liabilities is $270 and $291 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2022	$2,322	$3,475	$5,797
2023	1,576	3,388	4,964
2024	693	2,933	3,626
2025	289	3,015	3,304
2026	101	3,059	3,160
2027 and thereafter	—	14,045	14,045
Total lease payments	4,981	29,915	34,896
Less—portion representing interest	(440)	(9,735)	(10,175)
Present value of lease obligations	4,541	20,180	24,721
Less—current portion of lease obligations	(2,060)	(1,775)	(3,835)
Long-term portion of lease obligations	$2,481	$18,405	$20,886

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

(in thousands, except share and per share data)

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is subject to legal proceedings or claims that arise in the ordinary course of its business. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of December 31, 2021, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company’s results of operations, financial condition or cash flows, although no assurance can be given with respect to the ultimate outcome of pending actions. Refer to Note 18, “Legal Proceedings” of these consolidated financial statements for further discussion of legal proceedings.

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

December 31, 2021 and 2020

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

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and dependent on actual losses sustained by the customer. When the damages are determined to be probable and estimable, the damages are recorded as a reduction to revenue. During 2021 and 2020, the Company incurred no liquidated damages and there was no reserve for liquidated damages as of December 31, 2021 or December 31, 2020.

Workers’ Compensation Reserves

As of December 31, 2021 and 2020, the Company had $166 and $74, respectively, accrued for self-insured workers’ compensation liabilities. At the beginning of the third quarter of 2013, the Company began to self-insure for its workers’ compensation liabilities, including reserves for self-retained losses. The Company entered into a guaranteed workers’ compensation cost program at the beginning of the third quarter of 2016, but still maintains a liability for the trailing claims for the self-insured policy periods. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Health Insurance Reserves

As of December 31, 2021 and 2020, the Company had $416 and $550, respectively, accrued for health insurance liabilities. The Company self-insures for its health insurance liabilities, including establishing reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required health insurance reserves. The Company takes into account claims incurred but not reported when determining its health insurance reserves. Health insurance reserves are included in accrued liabilities. While the Company’s management believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

(in thousands, except share and per share data)

Other

As of December 31, 2021, approximately 18% of the Company’s employees were covered by two collective bargaining agreements with local unions at the Company’s Cicero, Illinois and Neville Island, Pennsylvania locations. The current five-year collective bargaining agreement with the Neville Island union is expected to remain in effect through October 2022.  A new four-year collective bargaining agreement in regards to the Cicero, Illinois facility was negotiated in February 2022 and is expected to remain in effect through February 2026. The Company expects to renegotiate a new collective bargaining agreement in regards to the Neville Island facility later in 2022.

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

December 31, 2021 and 2020

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

The following tables represent the fair values of the Company’s financial assets measured as of December 31, 2021 and 2020:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$27	$—	$27
Total liabilities at fair value	$—	$27	$—	$27

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$148	$—	$148
Total liabilities at fair value	$—	$148	$—	$148

13. INCOME TAXES

The provision for income taxes for the years ended December 31, 2021 and 2020 consists of the following:

	For the Years Ended Year Ended December 31,
	2021	2020
Current provision
Federal	$—	$—
Foreign	—	—
State	21	51
Total current provision	21	51
Deferred provision
Federal	(1,636)	3,464
State	(304)	588
Total deferred provision	(1,940)	4,052
Increase (decrease) in deferred tax valuation allowance	1,944	(4,055)
Total provision for income taxes	$25	$48

During the year ended December 31, 2021, the Company recorded an expense for income taxes of $25, compared to an expense for income taxes of $48 during the year ended December 31, 2020.

The total change in the deferred tax valuation allowance was $1,944 and ($4,055) for the years ended December 31, 2021 and 2020, respectively. In 2021, the change in the deferred tax valuation allowance was the result of increases in deferred tax assets pertaining to federal and state NOLs. In 2020, the change in the deferred tax valuation allowance was the result of partial losses of NOLs associated with taking a worthless stock deduction related to the liquidation of the Services entity. Management believes that significant uncertainty exists surrounding the recoverability of deferred tax assets. As a result, the Company recorded a valuation allowance against the remaining deferred tax assets.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

(in thousands, except share and per share data)

The tax effects of the temporary differences and NOLs that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of Year Ended December 31,
	2021	2020
Current deferred tax assets, net of valuation allowance	—	—
Noncurrent deferred income tax assets:
Net operating loss carryforwards	$71,967	$67,673
Intangible assets	453	1,968
Accrual and reserves	2,946	3,621
Leases	4,428	4,659
Other	8	6
Total noncurrent deferred tax assets	79,802	77,927
Valuation allowance	(72,010)	(70,066)
Noncurrent deferred tax assets, net of valuation allowance	7,792	7,861
Noncurrent deferred income tax liabilities:
Fixed assets	2,834	2,700
Leases	4,956	5,161
Total noncurrent deferred tax liabilities	7,790	7,861
Net deferred income tax liability	$2	$—

Certain prior year amounts have been reclassified to conform to current year presentation. Valuation allowances of $72,010 and $70,066 have been provided for deferred income tax assets for which realization is uncertain as of December 31, 2021 and 2020, respectively. A reconciliation of the beginning and ending amounts of the valuation is as follows:

Valuation allowance as of December 31, 2020	$(70,066)
Gross increase for current year activity	(1,944)
Valuation allowance as of Balance at December 31, 2021	$(72,010)

As of December 31, 2021, the Company had federal and unapportioned state NOL carryforwards of approximately $277,310 of which $227,781 will begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

The reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate is as follows:

	For the Year Ended
	December 31,
	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	(6.6)	(8.0)
Permanent differences	1.9	(2.6)
Change in valuation allowance	29.2	(15.9)
Equity compensation	14.5	-
Other	0.2	2.7
PPP loan forgiveness	(59.6)	-
Effective income tax rate	0.6%	(2.8)%

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

(in thousands, except share and per share data)

The Company accounts for the uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken, or expected to be taken, in a tax return that is required to be met before being recognized in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2021, the Company had no unrecognized tax benefits that could impact the income tax expense.

The Company files income tax returns in the U.S. federal and state jurisdictions. As of December 31, 2021, with few exceptions, the Company is no longer subject to federal or state income tax examinations by taxing authorities for years before December 31, 2017; however, taxing authorities have the ability to adjust NOL carryforwards in open tax years that may have been carried forward from closed years.   The Company’s 2008 and 2009 federal tax returns were examined in 2011 and no material adjustments were identified related to any of the Company’s tax positions. Although these periods have been audited, they continue to remain open until all NOLs generated in those tax years have either been utilized or expire.

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

In February 2013, the Company adopted a Stockholder Rights Plan, which was amended in February 2016 and approved by our stockholders (as amended, the “Rights Plan”), designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under Section 382 of the IRC. On February 7, 2019, the Board of Directors (the “Board”) approved an amendment extending the Rights Plan for an additional three years, which was subsequently approved by the Company’s stockholders at the 2019 Annual Meeting of Stockholders held on April 23, 2019 (the “2019 Annual Meeting of Stockholders”). On February 3, 2022, the Board approved an amendment which included an extension of the Rights Plan for an additional three years. The amendment is subject to approval by the Company's stockholders at the 2022 Annual Meeting of Stockholders.

The Rights Plan is intended to act as a deterrent to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.9% or more of the Company’s common stock and thereby triggering a further limitation of the Company’s available NOL carryforwards. In connection with the adoption of the Rights Plan, the Board declared a non-taxable dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock to the Company’s stockholders of record as of the close of business on February 22, 2013. Since the record date, the Company has issued one Right with each newly issued share of its common stock. Until the distribution date (unless earlier redeemed or exchanged or upon expiration of the Rights, as applicable), the Rights will be evidenced by certificates of the Company's common stock and will be transferred only with such certificates. Each Right entitles its holder to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $7.26 per Right, subject to adjustment. As a result of the Rights Plan, any person or group that acquires beneficial ownership of 4.9% or more of the Company’s common stock without the approval of the Board would be subject to significant dilution in the ownership interest of that person or group. Stockholders who owned 4.9% or more of the outstanding shares of the Company’s common stock as of February 12, 2013 will not trigger the preferred share purchase rights unless they acquire additional shares after that date.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

(in thousands, except share and per share data)

14. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plan

The Company has granted incentive stock options and other equity awards pursuant to previously Board approved equity incentive plans. Most recently, the Company has granted equity awards pursuant to the Broadwind Energy, Inc. 2015 Equity Incentive Plan, which was approved by the Board in February 2015 and by the Company’s stockholders in April 2015. On February 19, 2019, the Board approved an Amended and Restated 2015 Equity Incentive Plan (as amended, the “2015 EIP,”), which, among other things, increased the number of shares of our common stock authorized for issuance under the 2015 EIP from 1,100,000 to 2,200,000. The amendment and restatement of the 2015 EIP was approved by the Company’s stockholders at the 2019 Annual Meeting of Stockholders. On February 7, 2021, the Board approved the Second Amendment to the Amended and Restated 2015 Equity Incentive Plan which, among other things, increased the number of shares of our common stock authorized for issuance under the 2015 EIP from 2,200,000 to 3,200,000. The Second Amendment to the amendment and restatement of the 2015 EIP was approved by the Company’s stockholders at the 2021 Annual Meeting of Stockholders.

The purposes of the Company’s equity incentive plans are (a) to align the interests of the Company’s stockholders and recipients of awards by increasing the proprietary interest of such recipients in the Company’s growth and success; (b) to advance the interests of the Company by attracting and retaining officers, other employees, non-employee directors and independent contractors; and (c) to motivate such persons to act in the long-term best interests of the Company and its stockholders. Under the 2015 EIP, the Company may grant (i) non-qualified stock options; (ii) “incentive stock options” (within the meaning of Section 422 of the IRC); (iii) stock appreciation rights; (iv) restricted stock and restrictive stock units; and (v) performance awards.

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

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

(in thousands, except share and per share data)

The 2015 EIP reserves 3,200,000 shares of the Company’s common stock. As of December 31, 2021, 1,317,031 shares of common stock reserved for issuance pursuant to stock options and RSU awards granted under the 2015 EIP had been issued in the form of common stock and 918,448 shares of common stock remained reserved for issuance of RSUs and PSUs outstanding under the 2015 EIP.

The Company's equity incentive plans prior to the 2015 EIP had reserved 1,891,051 shares of the Company’s common stock, and as of December 31, 2021, 888,748 shares of common stock reserved for issuance under these plans had been issued in the form of common stock. As of December 31, 2021, no shares of common stock are reserved for equity awards under these plans.

There was no stock option activity during the year ended  December 31, 2021 and no stock options were outstanding as of December 31, 2021. During 2020, 54,362 stock options were forfeited and there were no stock options outstanding at December 31, 2020.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. There were no stock options granted during the twelve months ended December 31, 2021 and 2020.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

(in thousands, except share and per share data)

The following table summarizes information with respect to outstanding RSUs and PSUs as of December 31, 2021 and 2020:

		Weighted Average
		Grant-Date Fair Value
	Number of Shares	Per Share
Unvested as of December 31, 2020	1,332,884	$1.86
Granted	393,592	$4.82
Vested	(695,216)	$1.92
Forfeited	(112,812)	$3.03
Unvested as of December 31, 2021	918,448	$2.73

RSUs and PSUs are generally subject to ratable vesting over a three-year period. Compensation expense related to these service-based awards is recognized on a straight-line basis over the vesting period. During the years ended December 31, 2021 and 2020, the Company utilized a forfeiture rate of 25% for estimating the forfeitures of stock compensation granted.

The following table summarizes share-based compensation expense, net of taxes withheld, included in the Company’s consolidated statements of operations for the years ended December 31, 2021 and 2020 as follows:

	For the Years Ended
	December 31,
	2021	2020
Share-based compensation expense:
Cost of sales	$130	$106
Selling, general and administrative	1,411	1,050
Net effect of share-based compensation expense on net income	$1,541	$1,156
Reduction in earnings per share:
Basic earnings per share	$0.08	$0.07
Diluted earnings per share	$0.08	$0.07

(1)

Income tax benefit is not illustrated because the Company is currently in a full tax valuation allowance position and an actual income tax benefit was not realized for the years ended December 31, 2021 and 2020. The result of the income (loss) situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

As of December 31, 2021, the Company estimates that pre-tax compensation expense for all unvested share-based RSUs and PSUs in the amount of approximately $1,177 will be recognized through the year 2023. The Company expects to satisfy the future distribution of shares of restricted stock by issuing new shares of common stock.

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

December 31, 2021 and 2020

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

Gearing

The Company provides gearing and gearboxes to a broad set of customers in diverse markets including; onshore and offshore O&G fracking and drilling, surface and underground mining, wind energy, steel, material handling and other infrastructure markets. The Company has manufactured loose gearing, gearboxes and systems, and provided heat treat services for aftermarket and OEM applications for nearly a century. The Company uses an integrated manufacturing process, which includes machining and finishing processes in Cicero, Illinois, and heat treatment and gearbox repair in Neville Island, Pennsylvania.

Industrial Solutions

The Company provides supply chain solutions, light fabrication, inventory management, kitting and assembly services, primarily serving the combined cycle natural gas turbine market.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Description of Business and Summary of Significant Accounting Policies” of these consolidated financial statements. Summary financial information by reportable segment is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Year Ended December 31, 2021
Revenues from external customers	$101,989	28,583	15,047	—	—	$145,619
Intersegment revenues	5	—	355	—	(360)	—
Net revenues	101,994	28,583	15,402	—	(360)	145,619
Operating loss	(3,214)	(2,593)	(386)	(6,401)	—	(12,594)
Depreciation and amortization	3,844	1,855	425	212	—	6,336
Capital expenditures	1,038	328	261	80	—	1,707
Total assets	37,131	46,219	10,825	228,219	(204,347)	118,047

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Year Ended December 31, 2020
Revenues from external customers	$155,096	25,104	18,296	—	—	$198,496
Intersegment revenues	102	32	3	—	(137)	—
Net revenues	155,198	25,136	18,299	—	(137)	198,496
Operating profit (loss)	10,385	(3,883)	881	(6,953)	(8)	422
Depreciation and amortization	3,736	1,961	430	152	—	6,279
Capital expenditures	1,049	283	159	56	—	1,547
Total assets	40,438	43,319	10,244	220,428	(194,747)	119,682

The Company generates revenues entirely from transactions completed in the U.S. and its long-lived assets are all located in the U.S. All intercompany revenue is eliminated in consolidation. During 2021, two customers accounted for more than 10% of total net revenues. The customers, reported within the Heavy Fabrications segment, accounted for revenues of $59,278 and $25,946, respectively. During 2020, one customer accounted for more than 10% of total net revenues and had an accounts receivable balance greater than 10% of current assets. This customer, reported within the Heavy Fabrications segment, accounted for revenues of $105,366 and accounts receivables of $6,118 for fiscal year 2020. Additionally in 2020, another customer, in the Heavy Fabrications segment, accounted for more than 10% of total net revenues. This customer had revenues of $25,237 during fiscal year 2020. During the years ended December 31, 2021 and 2020, five customers accounted for 71% and 78%, respectively, of total net revenues.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

(in thousands, except share and per share data)

16. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plans

Retirement Savings and Profit Sharing Plans

The Company offers a 401(k) retirement savings plan to all eligible employees who may elect to contribute a portion of their salary on a pre-tax basis, subject to applicable statutory limitations. As of December 31, 2021, all employees were eligible to receive safe harbor matching contributions equal to 100% of the first 3% of the participant’s elective deferral contributions and 50% of the next 2% of the participant’s elective deferral contributions. The Company has the discretion, subject to applicable statutory requirements, to fund any matching contribution with a contribution to the plan of the Company’s common stock. The Company periodically evaluates whether to fund the matching contribution in cash or in the Company’s common stock. Under the plan, elective deferrals and basic Company matching is 100% vested at all times.

For the years ended December 31, 2021 and 2020, the Company recorded expense under these plans of approximately $1,195 and $1,101, respectively.

Deferred Compensation Plan

The Company maintains a deferred compensation plan for certain key employees and nonemployee directors, whereby certain wages earned, compensation for services rendered, and discretionary company-matching contributions may be deferred and deemed to be invested in the Company’s common stock. Changes in the fair value of the plan liability are recorded as charges or credits to compensation expense. Compensation expense associated with the deferred compensation plan recorded during the years ended December 31, 2021 and 2020 was $(55) and $56. The fair value of the plan liability to the Company is included in accrued liabilities in the Company’s consolidated balance sheets. As of December 31, 2021 and 2020, the fair value of plan liability to the Company was $16 and $71, respectively.

In addition to the employee benefit plans described above, the Company participates in certain customary employee benefits plans, including those which provide health and life insurance benefits to employees.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

(in thousands, except share and per share data)

17. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following table provides a summary of selected financial results of operations by quarter for the years ended December 31, 2021 and 2020 as follows:

2021	First	Second	Third	Fourth
Revenues	$32,728	$46,491	$40,389	$26,011
Gross profit	282	2,198	2,074	957
Operating loss	(4,311)	(2,311)	(1,997)	(3,975)
Net (loss) income	(1,210)	10,252	(2,105)	(4,090)
Net (loss) income per share:
Basic	$(0.07)	$0.55	$(0.11)	$(0.21)
Diluted	$(0.07)	$0.53	$(0.11)	$(0.21)

2020	First	Second	Third	Fourth
Revenues	$48,634	$54,926	$54,614	$40,322
Gross profit	6,172	5,417	3,738	2,674
Operating income (loss)	1,680	1,035	(475)	(1,818)
Net income (loss)	954	529	(1,003)	(1,967)
Net income (loss) per share:
Basic	$0.06	$0.03	$(0.06)	$(0.12)
Diluted	$0.06	$0.03	$(0.06)	$(0.12)

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

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

4.5	Third Amendment to Section 382 Rights Agreement dated as of February 3, 2022 between the Company and Equiniti Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 3, 2022
4.6	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019)
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

10.3†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)
10.4†	Broadwind Energy, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed on March 12, 2015)
10.5†	Form of Executive Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.6†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.7†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.8†	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.9†

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.10†

Form of Restricted Stock Unit Award Agreement (Extended Executive Team) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.11†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)
10.12†

Broadwind Energy, Inc. 2015 Equity Incentive Plan Restricted Stock Unit Award Notice (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018)

10.13

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

10.14†

Severance and Non-Competition Agreement, dated as of May 4, 2018, between the Company and Eric Blashford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2018)

10.15†

Form of Performance Award Agreement (Broadwind Energy, Inc. 2015 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019)

10.16†

Form of Performance Award Agreement (Amended and Restated Broadwind Energy, Inc. 2015 Equity Incentive Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019)

10.17†

Form of Performance Award Agreement dated April 23, 2019 between the Company and Stephanie K. Kushner (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019)

10.18†

Restricted Stock Award Agreement dated April 23, 2019 between the Company and Stephanie K. Kushner (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019)

10.19†	Amended and Restated Broadwind Energy, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit D to the Company’s Schedule 14A filed on March 11, 2019)
10.20	Note dated April 5, 2020 by and between Brad Foote Gear Works, Inc. and CIBC Bank USA (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020)
10.21	Note dated April 5, 2020 by and between Broadwind Heavy Fabricators, Inc. and CIBC Bank USA (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020)
10.22	Note dated April 5, 2020 by and between Broadwind Industrial Solutions, Inc. and CIBC Bank USA (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020)
10.23	Note dated April 8, 2020 by and between Broadwind Energy, Inc. n/k/a Broadwind, Inc. and CIBC Bank USA (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020)
10.24†	Form of Performance Award Agreement (Amended and Restated Broadwind, Inc. 2015 Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)
10.25†	First Amendment to Amended and Restated Broadwind Energy, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)
10.26	First Amendment to the Amended and Restated Loan and Security Agreement and Other Loan Documents, dated October 29, 2020, among the Company, Brad Foote Gearworks, Inc, Broadwind Services, LLC, Broadwind Heavy Fabrications, Inc., Broadwind Industrial Solutions, LLC, CIBC Bank USA, as Administrative Agent for itself and all Lenders and Siena Lending Group (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)
10.27	Second Amendment to the Amended and Restated Loan and Security Agreement, dated February 23, 2021, among the Company, Brad Foote Gearworks, Inc, Broadwind Services, LLC, Broadwind Heavy Fabrications, Inc., Broadwind Industrial Solutions, LLC, and CIBC Bank USA, as Administrative Agent for itself and all Lenders (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020)
10.28	Third Amendment to Amended and Restated Loan and Security Agreement, dated November 8, 2021, among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Heavy Fabrications, Inc., Broadwind Industrial Solutions, LLC and CIBC Bank USA, as Administrative Agent for itself and all Lenders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021)
10.29	Equity Distribution Agreement, dated March 9, 2021, by and between the Company and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed March 9, 2021)
10.30	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated February 28, 2022, among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Heavy Fabrications, Inc., Broadwind Industrial Solutions, LLC and CIBC Bank USA, as Administrative Agent for itself and all Lenders (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of RSM LLP (filed herewith)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101

The following financial information from this Form 10-K of Broadwind, Inc. for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensation plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd  day of March, 2022 .

BROADWIND, INC.

By:	/s/ Eric B. Blashford
Eric B. Blashford President, Chief Executive Officer, and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons (including a majority of the board of directors) on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Eric B. Blashford	President, Chief Executive Officer, and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	March 2, 2022
Eric B. Blashford

/s/ David P. Reiland	Director	March 2, 2022
David P. Reiland

/s/ Philip J. Christman	Director	March 2, 2022
Philip J. Christman

/s/ Thomas A. Wagner	Director	March 2, 2022
Thomas A. Wagner

/s/ Cary B. Wood	Director	March 2, 2022
Cary B. Wood