Form 10-Q
period 2022-03-31
BROADWIND, INC.
filed 2022-05-06
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of May 4, 2022: 20,103,088.

BROADWIND, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash	$773	$852
Accounts receivable, net	18,898	13,802
Employee retention credit receivable	—	497
Contract assets	3,175	1,136
Inventories, net	39,067	33,377
Prepaid expenses and other current assets	2,482	2,661
Total current assets	64,395	52,325
LONG-TERM ASSETS:
Property and equipment, net	44,545	43,655
Operating lease right-of-use assets	17,588	18,029
Intangible assets, net	3,269	3,453
Other assets	658	585
TOTAL ASSETS	$130,455	$118,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and other notes payable	$13,855	$6,650
Current portion of finance lease obligations	2,250	2,060
Current portion of operating lease obligations	1,798	1,775
Accounts payable	26,944	16,462
Accrued liabilities	3,402	3,654
Customer deposits	8,399	12,082
Total current liabilities	56,648	42,683
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	170	177
Long-term finance lease obligations, net of current portion	3,713	2,481
Long-term operating lease obligations, net of current portion	17,951	18,405
Other	180	167
Total long-term liabilities	22,014	21,230
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 20,292,073 and 19,859,650 shares issued as of March 31, 2022, and December 31, 2021, respectively	20	20
Treasury stock, at cost, 273,937 shares as of March 31, 2022 and December 31, 2021	(1,842)	(1,842)
Additional paid-in capital	395,435	395,372
Accumulated deficit	(341,820)	(339,416)
Total stockholders’ equity	51,793	54,134
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,455	$118,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$41,844	$32,728
Cost of sales	39,832	32,446
Gross profit	2,012	282
OPERATING EXPENSES:
Selling, general and administrative	3,902	4,410
Intangible amortization	183	183
Total operating expenses	4,085	4,593
Operating loss	(2,073)	(4,311)
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(345)	(229)
Other, net	21	3,362
Total other (expense) income, net	(324)	3,133
Net loss before provision for income taxes	(2,397)	(1,178)
Provision for income taxes	7	32
NET LOSS	(2,404)	(1,210)
NET LOSS PER COMMON SHARE—BASIC:
Net loss	$(0.12)	$(0.07)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	19,708	17,178
NET LOSS PER COMMON SHARE—DILUTED:
Net loss	$(0.12)	$(0.07)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	19,708	17,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2020	17,211,498	$17	(273,937)	$(1,842)	$384,749	$(342,263)	$40,661
Stock issued for restricted stock	241,806	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	26,265	—	—	—	258	—	258
Share-based compensation	—	—	—	—	219	—	219
Shares withheld for taxes in connection with issuance of restricted stock	(105,399)	—	—	—	(847)	—	(847)
Sale of common stock, net	1,100,000	1	—	—	6,100	—	6,101
Net loss	—	—	—	—	—	(1,210)	(1,210)
BALANCE, March 31, 2021	18,474,170	$18	(273,937)	$(1,842)	$390,479	$(343,473)	$45,182

BALANCE, December 31, 2021	19,859,650	$20	(273,937)	$(1,842)	$395,372	$(339,416)	$54,134
Stock issued for restricted stock	480,595	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	146,790	—	—	—	282	—	282
Share-based compensation	—	—	—	—	192	—	192
Shares withheld for taxes in connection with issuance of restricted stock	(194,962)	—	—	—	(411)	—	(411)
Net loss	—	—	—	—	—	(2,404)	(2,404)
BALANCE, March 31, 2022	20,292,073	$20	(273,937)	$(1,842)	$395,435	$(341,820)	$51,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,404)	$(1,210)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	1,519	1,553
Deferred income taxes	(7)	(5)
Change in fair value of interest rate swap agreements	2	5
Stock-based compensation	192	219
Allowance for doubtful accounts	(23)	(218)
Common stock issued under defined contribution 401(k) plan	282	258
Loss (gain) on disposal of assets	3	(23)
Changes in operating assets and liabilities:
Accounts receivable	(5,073)	1,229
Employee retention credit receivable	497	(3,372)
Contract assets	(2,038)	(269)
Inventories	(5,690)	(13,552)
Prepaid expenses and other current assets	179	699
Accounts payable	10,538	7,591
Accrued liabilities	(254)	419
Customer deposits	(3,683)	(1,764)
Other non-current assets and liabilities	(45)	3
Net cash used in operating activities	(6,005)	(8,437)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(492)	(612)
Proceeds from disposals of property and equipment	—	23
Net cash used in investing activities	(492)	(589)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	7,207	3,223
Proceeds from long-term debt	125	595
Payments on long-term debt	(8)	(150)
Principal payments on finance leases	(495)	(339)
Shares withheld for taxes in connection with issuance of restricted stock	(411)	(847)
Proceeds from sale of common stock, net	—	6,101
Net cash provided by financing activities	6,418	8,583
NET DECREASE IN CASH	(79)	(443)
CASH beginning of the period	852	3,372
CASH end of the period	$773	$2,929

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

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2022, or any other interim period, which may differ materially due to, among other things, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

The December 31, 2021 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2022 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Company Description

Through its subsidiaries, the Company is a precision manufacturer of structures, equipment and components for clean technology and other specialized applications. The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s capabilities include, but are not limited to the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, gearbox repair, heat treatment, assembly, engineering and packaging solutions. The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 53% and 63% of the Company’s revenue during the first three months of 2022 and 2021, respectively.

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

Total debt and finance lease obligations at  March 31, 2022 totaled $19,988, which includes current outstanding debt and finance leases totaling $16,105. The Company's revolving line of credit balance is included in the “Line of credit and other notes payable” line item in the Company's condensed consolidated balance sheet.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes.  The ERC is available for wages paid through September 30, 2021 and is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. The maximum tax credit that could be claimed by an eligible employer in 2021 was $7,000 per employee per calendar quarter. In the first and second quarters of 2021, the Company received ERC benefits of $3,372 and $3,593, respectively, which were recorded in “Other income (expense), net” in the Company’s condensed consolidated statement of operations. The Company did not qualify for the ERC benefit during the third quarter of 2021 due to relatively higher revenues in 2021 as compared to the third quarter of 2019. The receivable for the remaining uncollected ERC benefit was $497 as of December 31, 2021 and was included in the “Employee retention credit receivable” line item in the Company’s condensed consolidated balance sheet at December 31, 2021. The remaining $497 for the uncollected ERC benefit was collected during January 2022.

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

Management’s Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include revenue recognition, future cash flows, inventory reserves, warranty reserves, impairment of long-lived assets, allowance for doubtful accounts, health insurance reserves, and valuation allowances on deferred taxes. Although these estimates are based upon management’s best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from these estimates, particularly in light of the COVID-19 pandemic.

NOTE 2 — REVENUES

Revenues are recognized when the promised goods or services are transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenues disaggregated by revenue source for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Heavy Fabrications	$27,272	$22,777
Gearing	10,584	5,349
Industrial Solutions	4,073	4,604
Eliminations	(85)	(2)
Consolidated	$41,844	$32,728

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

During the three months ended March 31, 2022 and 2021, the Company recognized a portion of revenue within the Heavy Fabrications segment over time, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Within the Gearing segment, the Company recognized revenue over time of $172 for the three months ended March 31, 2021 as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Since the Company's projects are labor intensive, the Company uses labor hours as the input measure of progress for the applicable contracts. During the fourth quarter of 2021, the Company ceased recording revenue over time within the Gearing segment due to a change in terms. Within the Heavy Fabrications segment, the Company recognized revenue over time of $2,471 and $1,256 for the three months ended March 31, 2022 and 2021, respectively. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. Contract assets represent the Company’s rights to consideration for work completed but not billed at the end of the period.

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

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021, as follows:

	Three Months Ended
	March 31,
	2022	2021
Basic earnings per share calculation:
Net loss	$(2,404)	$(1,210)
Weighted average number of common shares outstanding	19,707,815	17,178,136
Basic net loss per share	$(0.12)	$(0.07)
Diluted earnings per share calculation:
Net loss	$(2,404)	$(1,210)
Weighted average number of common shares outstanding	19,707,815	17,178,136
Common stock equivalents:
Non-vested stock awards (1)	—	—
Weighted average number of common shares outstanding	19,707,815	17,178,136
Diluted net loss per share	$(0.12)	$(0.07)

(1) Restricted stock units granted and outstanding of 623,191 and 1,171,093 as of March 31, 2022 and 2021, are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company’s net loss for the three months ended March 31, 2022 and 2021.

NOTE 4 — INVENTORIES

The components of inventories as of March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31,	December 31,
	2022	2021
Raw materials	$24,461	$16,148
Work-in-process	12,574	13,639
Finished goods	4,004	6,575
	41,039	36,362
Less: Reserve for excess and obsolete inventory	(1,972)	(2,985)
Net inventories	$39,067	$33,377

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

As of March 31, 2022 and December 31, 2021, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	March 31, 2022					December 31, 2021
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Noncompete agreements	$170	$(146)	$—	$24	0.8	$170	$(139)	$—	$31	1.1
Customer relationships	15,979	(7,361)	(7,592)	1,026	3.8	15,979	(7,284)	(7,592)	1,103	4.0
Trade names	9,099	(6,880)	—	2,219	5.5	9,099	(6,780)	—	2,319	5.8
Intangible assets	$25,248	$(14,387)	$(7,592)	$3,269	5.0	$25,248	$(14,203)	$(7,592)	$3,453	5.2

As of March 31, 2022, estimated future amortization expense was as follows:

2022	$550
2023	664
2024	661
2025	661
2026	422
2027 and thereafter	311
Total	$3,269

NOTE 6 — ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
Accrued payroll and benefits	$2,703	$2,992
Fair value of interest rate swap	—	27
Accrued property taxes	188	—
Income taxes payable	16	1
Accrued professional fees	81	129
Accrued warranty liability	115	125
Self-insured workers compensation reserve	113	166
Accrued other	186	214
Total accrued liabilities	$3,402	$3,654

NOTE 7 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
Line of credit	$13,556	$6,350
Other notes payable	272	274
Long-term debt	197	203
Less: Current portion	(13,855)	(6,650)
Long-term debt, net of current maturities	$170	$177

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

On February 28, 2022, the Company executed the Fourth Amendment to the Amended and Restated Loan Agreement (the “Fourth Amendment”) which reduced the line of credit from $35,000 to $30,000, extended the maturity date until January 31, 2024, waived the minimum EBITDA covenant for the three-month period ended December 31, 2021, revised the fixed charge coverage ratio covenant as of December 31, 2022 for the trailing nine-month period after March 31, 2022, revised the minimum EBITDA covenant applicable to the three-month period ending March 31, 2022, the six-month period ending June 30, 2022 and the nine-month period ending September 30, 2022, revised the liquidity reserve to $2,500 and amended certain other provisions in connection with the discontinuation of LIBOR and replacement with the forward-looking term Secured Overnight Financing Rate (Term SOFR) administered by CME Group, Inc.

The Credit Facility contains customary representations and warranties applicable to the Company and the subsidiaries. It also contains a requirement that the Company, on a consolidated basis, maintain customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications.

In conjunction with the Amended and Restated Loan Agreement, during June 2019, the Company entered into a floating to fixed interest rate swap with CIBC. The swap agreement has a notional amount of $6,000 and a schedule matching that of the underlying loan that synthetically fixes the interest rate on LIBOR borrowings for the entire original term of the Credit Facility at 2.13%, before considering the Company’s risk premium. The interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, which may subject the Company’s results of operations to non-cash volatility. The interest rate swap liability is included in the “Accrued liabilities” line item of the Company’s condensed consolidated financial statements as of   December 31, 2021. The interest rate swap expired in  February 2022.

As of March 31, 2022, there was $13,556 of outstanding indebtedness under the Credit Facility, with the ability to borrow an additional $13,944. The Company was in compliance with all financial covenants under the Credit Facility as of March 31, 2022.

Other

In 2016, the Company entered into a $570 loan agreement with the Development Corporation of Abilene which is included in the “Long-term debt, net of current maturities” line item of the Company’s condensed consolidated financial statements as of March 31, 2022 and December 31, 2021. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During each of the years 2021, 2020, 2019, and 2018, $114 of the loan was forgiven. As of March 31, 2022, the loan balance was $114. In addition, the Company has outstanding notes payable for capital expenditures in the amount of $355 and $363 as of March 31, 2022 and December 31, 2021, respectively, with $185 and $186 included in the “Line of credit and other notes payable” line item of the Company’s condensed consolidated financial statements as of March 31, 2022 and December 31, 2021. The notes payable have monthly payments that range from $3 to $16 and an interest rate of approximately 4%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable mature in  September 2028.

NOTE 8 — LEASES

The Company leases certain facilities and equipment. The leases are accounted for under Accounting Standard Update 2016-02, Leases (“Topic 842”) and the Company elected to apply each available practical expedient. The discount rates used for the leases are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

The Company has elected to apply the short-term lease exception to all leases of one year or less. During the three months ended March 31, 2022 and 2021, the Company had additional operating leases that resulted in right-of-use assets obtained in exchange for lease obligations of $0 and $907, respectively. Additionally, during the three months ended March 31, 2022 and 2021, the Company had additional finance leases that resulted in property, plant, and equipment obtained in exchange for lease obligations of $92 and $263, respectively.

Some of the Company’s facility leases include options to renew. The exercise of the renewal options is typically at the Company’s discretion. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended March 31,
	2022	2021
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$288	$186
Interest on finance lease liabilities	80	68
Total finance lease costs	368	254
Operating lease cost components:
Operating lease cost	698	759
Short-term lease cost	151	196
Variable lease cost (1)	226	230
Sublease income	(47)	(46)
Total operating lease costs	1,028	1,139

Total lease cost	$1,396	$1,393

Supplemental cash flow information related to our operating leases is as follows for the three months ended March 31, 2022 and 2021:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$869	$887

Weighted-average remaining lease term-finance leases at end of period (in years)	2.9	1.9
Weighted-average remaining lease term-operating leases at end of period (in years)	8.7	9.5
Weighted-average discount rate-finance leases at end of period	6.2%	9.0%
Weighted-average discount rate-operating leases at end of period	8.6%	8.5%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of March 31, 2022, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2022	$2,006	$2,605	$4,611
2023	1,921	3,388	5,309
2024	1,038	2,933	3,971
2025	634	3,015	3,649
2026	422	3,059	3,481
2027 and thereafter	722	14,045	14,767
Total lease payments	6,743	29,045	35,788
Less—portion representing interest	(780)	(9,296)	(10,076)
Present value of lease obligations	5,963	19,749	25,712
Less—current portion of lease obligations	(2,250)	(1,798)	(4,048)
Long-term portion of lease obligations	$3,713	$17,951	$21,664

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

The Company entered into an interest rate swap in June 2019 to mitigate the exposure to the variability of LIBOR for its floating rate debt described in Note 7, “Debt and Credit Agreements,” of these condensed consolidated financial statements. The fair value of the interest rate swap is reported in “Accrued liabilities” and the change in fair value is reported in “Interest expense, net” of these condensed consolidated financial statements. The fair value of the interest rate swap is estimated as the net present value of projected cash flows based on forward interest rates at the balance sheet date. The interest rate swap expired in February 2022.

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

The following tables represent the fair values of the Company’s financial liabilities as of March 31, 2022 and December 31, 2021:

March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$27	$—	$27
Total liabilities at fair value	$—	$27	$—	$27

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of March 31, 2022, the Company has a full valuation allowance recorded against deferred tax assets. During the three months ended March 31, 2022, the Company recorded a provision for income taxes of $7, compared to a provision for income taxes of $32 during the three months ended March 31, 2021.

The Company files income tax returns in U.S. federal and state jurisdictions. As of March 31, 2022, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2021, the Company had federal and unapportioned state net operating loss (“NOL”) carryforwards of $277,310 of which $227,781 will generally begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

Since the Company has no unrecognized tax benefits, they will not have an impact on the condensed consolidated financial statements as a result of the expiration of the applicable statues of limitations within the next twelve months. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), generally imposes an annual limitation on the amount of NOL carryforwards and associated built-in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company’s ability to utilize NOL carryforwards and built-in losses may be limited, under Section 382 of the IRC or otherwise, by the Company’s issuance of common stock or by other changes in stock ownership. Upon completion of the Company’s analysis of  Section 382 of the IRC in 2010, the Company determined that aggregate changes in stock ownership have triggered an annual limitation on NOL carryforwards and built-in losses available for utilization, thereby currently limiting annual NOL usage to $14,284 per year. Further limitations may occur, depending on additional future changes in stock ownership. To the extent the Company’s use of NOL carryforwards and associated built-in losses is significantly limited in the future, the Company’s income could be subject to U.S. corporate income tax earlier than it would be if the Company were able to use NOL carryforwards and built-in losses without such limitation, which could result in lower profits and the loss of benefits from these attributes.

In February 2013, the Company adopted a Stockholder Rights Plan, which was amended in February 2016 and approved by the Company’s stockholders (as amended, the “Rights Plan”), designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under Section 382 of the IRC. On February 7, 2019, the Board of Directors (the “Board”) approved an amendment extending the Rights Plan for an additional three years, which was subsequently approved by the Company’s stockholders at the 2019 Annual Meeting of Stockholders held on April 23, 2019 (the “2019 Annual Meeting of Stockholders”). On February 3, 2022, the Board approved an amendment which included an extension of the Rights Plan for an additional three years, which was subsequently approved at the 2022 Annual Meeting of Stockholders.

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

As of March 31, 2022, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of March 31, 2022.

NOTE 11 — SHARE-BASED COMPENSATION

There was no stock option activity during the three months ended March 31, 2022 and no stock options were outstanding as of March 31, 2022.

The following table summarizes the Company’s restricted stock unit and performance award activity during the three months ended March 31, 2022:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2021	918,448	$2.73
Granted	187,005	$1.92
Vested	(480,595)	$1.92
Forfeited	(1,667)	$1.91
Unvested as of March 31, 2022	623,191	$3.10

Under certain situations, shares are withheld from issuance to cover taxes for the vesting of restricted stock units and performance awards. For the three months ended March 31, 2022, 194,962 shares were withheld to cover $411 of tax obligations.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, as follows:

	Three Months Ended March 31,
	2022	2021
Share-based compensation expense:
Cost of sales	$24	$26
Selling, general and administrative	168	193
Net effect of share-based compensation expense on net income	$192	$219
Reduction in earnings per share:
Basic earnings per share	$0.01	$0.01
Diluted earnings per share	$0.01	$0.01

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Basis of Presentation” of these condensed consolidated financial statements. Summary financial information by reportable segment for the three months ended March 31, 2022 and 2021 is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2022
Revenues from external customers	$27,272	$10,576	$3,996	$—	$—	$41,844
Intersegment revenues	—	8	77	—	(85)	—
Net revenues	27,272	10,584	4,073	—	(85)	41,844
Operating loss	(461)	(112)	(209)	(1,291)	—	(2,073)
Depreciation and amortization	879	476	103	61	—	1,519
Capital expenditures	482	—	9	1	—	492

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2021
Revenues from external customers	$22,777	$5,349	$4,602	$—	$—	$32,728
Intersegment revenues	—	—	2	—	(2)	—
Net revenues	22,777	5,349	4,604	—	(2)	32,728
Operating loss	(1,700)	(989)	(14)	(1,608)	—	(4,311)
Depreciation and amortization	945	458	106	44	—	1,553
Capital expenditures	563	—	20	29	—	612

	Total Assets as of
	March 31,	December 31,
Segments:	2022	2021
Heavy Fabrications	$46,026	$37,131
Gearing	50,529	46,219
Industrial Solutions	11,004	10,825
Corporate	234,481	228,219
Eliminations	(211,585)	(204,347)
	$130,455	$118,047

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the three months ended March 31, 2022 and 2021 consisted of the following:

	For the Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$47	$473
Bad debt expense	—	5
Write-offs	(23)	(222)
Other adjustments	—	(1)
Balance at end of period	$24	$255

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of  March 31, 2022 or December 31, 2021.

NOTE 16 — 12-MONTH EARNINGS STATEMENT

Pursuant to Section 11 of the Securities Act of 1933, as amended and Rule 158 promulgated thereunder, the following is an unaudited earnings statement for the twelve months ended March 31, 2022.

In thousands
Revenues	$154,735
Cost of sales	147,494
Gross profit	7,241
Operating expenses	17,597
Operating loss	(10,356)
Other income (expense), net	12,008
Net income before benefit for income taxes	1,652
Benefit for income taxes	(1)
Net income	$1,653
Net income per common share-basic	$0.09
Net income per common share-diluted	$0.08

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1, “Financial Statements,” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 2. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties including those arising as a result of, or amplified by, the COVID-19 pandemic. As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” refer to Broadwind, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its subsidiaries, as appropriate.

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

Key Financial Measures

	Three Months Ended
	March 31,
	2022	2021
Net revenues	$41,844	$32,728
Net loss	$(2,404)	$(1,210)
Adjusted EBITDA (1)	$(8)	$1,217
Capital expenditures	$492	$612
Free cash flow (2)	$(4,487)	$(9,393)
Operating working capital (3)	$22,622	$11,711
Total debt	$14,025	$14,456
Total orders	$52,693	$34,214
Backlog at end of period (4)	$117,133	$94,400
Book-to-bill (5)	1.3	1.0

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

(3)	We define operating working capital as accounts receivable and inventory net of accounts payable and customer deposits.

(4)	Our backlog at March 31, 2022 and 2021 is net of revenue recognized over time.

(5)	We define the book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(2,404)	$(1,210)
Interest expense	345	229
Income tax provision	7	32
Depreciation and amortization	1,519	1,553
Share-based compensation and other stock payments	525	613
Adjusted EBITDA	(8)	1,217
Changes in operating working capital	(3,987)	(6,649)
Employee retention credit receivable	—	(3,372)
Capital expenditures	(492)	(612)
Proceeds from disposal of property and equipment	—	23
Free Cash Flow	$(4,487)	$(9,393)

OUR BUSINESS

First Quarter Overview

We booked $52,693 in new orders in the first quarter of 2022, up from $34,214 in the first quarter of 2021. Within our Heavy Fabrications segment, wind tower orders increased 112% compared to the prior year quarter as tower customers secured 2022 production capacity to support ongoing wind turbine tower installation projects. Industrial fabrications product line orders, also within the Heavy Fabrications segment, decreased 36% primarily due to weaker mining demand, which is largely driven by the timing of projects. Gearing segment orders increased 42% compared to the prior year quarter primarily due to higher demand from oil and gas (“O&G”) and mining customers, partially offset by reduced demand from steel customers. Orders within our Industrial Solutions segment increased by 28% as compared to the prior year quarter, primarily due to the timing of orders associated with aftermarket projects partially offset by a decrease in new gas turbine orders.

We recognized revenue of $41,844 in the first quarter of 2022, up 28% compared to the first quarter of 2021, primarily due to a 98% increase in Gearing revenue. Gearing revenue was driven higher by strong order intake in recent quarters from O&G and mining customers, partially offset by a decrease in aftermarket wind revenue. Heavy Fabrications segment revenues increased by 20% from the prior year quarter primarily due an increase in revenue associated with wind repowering projects in the current year combined with the absence of one-time adverse events that occurred during the prior year quarter such as the temporary shut-down of our Abilene, Texas plant due to a weather-related event and a customer driven project delay. Additionally, the industrial fabrications product line revenue within the Heavy Fabrications segment, increased 57% from the prior year quarter primarily due to higher recent order intake from industrial customers and revenue recognized on our Pressure Reducing Systems (“PRS”) units. Partially offsetting this was a decrease in revenue within our Industrial Solutions segment of $531, representing a 12% decrease compared to the prior year quarter, primarily due to the timing of new gas turbine and aftermarket projects.

We recorded a net loss of $2,404 or $0.12 per share in the first quarter of 2022, compared to a net loss of $1,210 or $0.07 per share in the first quarter of 2021 primarily due to the absence of $3,372 of other income related to the employee retention credit recorded during the first quarter of 2021 under the CARES Act, partially offset by the higher sales volumes discussed above.

On March 27, 2020, the CARES Act was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes.  The ERC is available for wages paid through September 30, 2021 and is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. The maximum tax credit that could be claimed by an eligible employer in 2021 was $7,000 per employee per calendar quarter. In the first and second quarters of 2021, we received ERC benefits of $3,372 and $3,593, respectively, which were recorded in “Other income (expense), net” in our condensed consolidated statement of operations. We did not qualify for the ERC benefit during the third quarter of 2021 due to relatively higher revenues in 2021 as compared to the third quarter of 2019. The receivable for the remaining uncollected ERC benefit was $497 as of December 31, 2021 and was included in the “Employee retention credit receivable” line item in the Company’s condensed consolidated balance sheet at December 31, 2021. The remaining of $497 for the uncollected ERC benefit was collected during January 2022.

COVID-19 Pandemic

The COVID-19 pandemic has disrupted business, trade, commerce and financial markets in the U.S. and globally. Through March 31, 2022, we experienced an adverse impact to our business, operations and financial results as a result of the COVID-19 pandemic due in part to a decline in order activity levels, manufacturing inefficiencies associated with supply chain disruptions and employee staffing constraints due to the spread of the COVID-19 pandemic. In response to the pandemic, we continue to right-size our workforce and delay certain capital expenditures. In future periods, we may experience weaker customer demand, requests for extended payment terms, customer bankruptcies, additional supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. As we cannot predict the duration or scope of the pandemic, including in light of the emerging variants, or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2022, Compared to Three months ended March 31, 2021

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

	Three Months Ended March 31,				2022 vs. 2021
		% of Total		% of Total
	2022	Revenue	2021	Revenue	$ Change	% Change
Revenues	$41,844	100.0%	$32,728	100.0%	$9,116	27.9%
Cost of sales	39,832	95.2%	32,446	99.1%	7,386	22.8%
Gross profit	2,012	4.8%	282	0.9%	1,730	613.5%
Operating expenses
Selling, general and administrative expenses	3,902	9.3%	4,410	13.5%	(508)	(11.5)%
Intangible amortization	183	0.4%	183	0.6%	—	0.0%
Total operating expenses	4,085	9.8%	4,593	14.0%	(508)	(11.1)%
Operating loss	(2,073)	(5.0)%	(4,311)	(13.2)%	2,238	51.9%
Other (expense) income, net
Interest expense, net	(345)	(0.8)%	(229)	(0.7)%	(116)	(50.7)%
Other, net	21	0.1%	3,362	10.3%	(3,341)	(99.4)%
Total other (expense) income, net	(324)	(0.8)%	3,133	9.6%	(3,457)	(110.3)%
Net loss before provision for income taxes	(2,397)	(5.7)%	(1,178)	(3.6)%	(1,219)	(103.5)%
Provision for income taxes	7	0.0%	32	0.1%	(25)	(78.1)%
Net loss	$(2,404)	(5.7)%	$(1,210)	(3.7)%	$(1,194)	(98.7)%

Consolidated

Revenues increased by $9,116 versus the prior year quarter.  Gearing segment revenue was up $5,235 from the first quarter of 2021, primarily driven by higher recent order intake from O&G and mining customers, partially offset by a decrease in aftermarket wind revenue. Heavy Fabrications segment revenues increased by 20% primarily due to an increase in revenue associated with wind repowering projects in the current year combined with the absence of one-time adverse events that occurred during the prior year quarter such as the temporary shut-down of our Abilene, Texas plant due to a weather-related event and a customer driven project delay. Additionally, the industrial fabrications product line revenue within the Heavy Fabrications segment increased 57% from the prior year quarter primarily due to higher recent order intake from industrial customers and revenue recognized on our PRS units. Industrial Solutions segment revenue decreased by 12%, primarily due to the timing of new gas turbine customer and aftermarket projects.

Gross profit increased by $1,730 when compared to the prior year quarter primarily due to higher sales volumes and the absence of one-time events that occurred in the prior year quarter in the Heavy Fabrications segment. This was partially offset by higher material and ramp-up costs in the Gearing segment and supply chain disruptions in the Heavy Fabrications segment. As a result, gross margin increased to 4.8% during the three months ended March 31, 2022, from 0.9% during the three months ended March 31, 2021.

Due to higher revenue levels, lower legal expenses, and reduced salaries and benefits, operating expenses as a percentage of sales decreased to 9.8% in the current-year quarter from 14.0% in the prior year quarter.

Net loss was $2,404 during the three months ended March 31, 2022, compared to $1,210 during the three months ended March 31, 2021 primarily due to the factors described above and the absence of the $3,372 ERC benefit recorded in the prior year quarter.

Heavy Fabrications Segment

	Three Months Ended
	March 31,
	2022	2021
Orders	$34,161	$20,797
Tower sections sold	169	169
Revenues	27,272	22,777
Operating loss	(461)	(1,700)
Operating margin	(1.7)%	(7.5)%

Wind tower orders, which are within the Heavy Fabrications segment, increased 112% versus the prior year quarter as tower customers secured 2022 production capacity to support ongoing wind turbine tower installation projects. Industrial fabrications product line orders, also within the Heavy Fabrications segment, decreased 36% from the prior year quarter primarily due to weaker mining demand, which is largely driven by the timing of projects. Heavy Fabrications segment revenues increased 20% primarily due to an increase in revenue associated with wind repowering projects in the current year combined with the absence of one-time adverse events that occurred during the prior year quarter such as the temporary shut-down of our Abilene, Texas plant due to a weather-related event and a customer driven project delay. Additionally, industrial fabrication revenues increased 57% from the first quarter of 2021 primarily due to higher recent order intake from industrial customers and revenue recognized from our PRS units in the current year quarter.

Heavy Fabrications segment operating loss decreased by $1,239 compared to the prior year quarter. The quarter-over-quarter improvement in operating performance is primarily a result of higher sales in the current year quarter, and the absence of one-time events that occurred during the prior year quarter such as the weather-related event and a customer driven project delay, partially offset by ongoing supply chain disruptions. Operating margin was (1.7)% during the three months ended March 31, 2022, a decrease from (7.5%) during the three months ended March 31, 2021.

Gearing Segment

	Three Months Ended
	March 31,
	2022	2021
Orders	$14,061	$9,921
Revenues	10,584	5,349
Operating loss	(112)	(989)
Operating margin	(1.1)%	(18.5)%

Gearing segment orders increased 42% from the prior year period primarily due to increased demand from O&G and mining customers, partially offset by reduced demand from steel customers. Gearing revenue was up 98% relative to the comparable prior year period due to higher order intake in recent quarters from O&G and mining customers, partially offset by a decrease in aftermarket wind revenue.

Gearing segment operating loss decreased $877 from the prior year period. This was primarily attributable to higher sales partially offset by increased material and ramp-up costs. Operating margin was (1.1%) during the three months ended March 31, 2022, an improvement from (18.5)% during the three months ended March 31, 2021, driven primarily by the items identified above.

Industrial Solutions Segment

	Three Months Ended
	March 31,
	2022	2021
Orders	$4,471	$3,496
Revenues	4,073	4,604
Operating loss	(209)	(14)
Operating margin	(5.1)%	(0.3)%

Industrial Solutions segment orders increased by 28% from the prior year period primarily due to the timing of orders associated with aftermarket projects. Segment revenue decreased by 12% from the prior year period primarily due to the timing of new gas turbine and aftermarket projects. The increased operating loss versus the prior-year quarter was primarily a result of a lower margin sales mix sold.

Corporate and Other

Corporate and Other expenses during the three months ended March 31, 2022 decreased from the prior year period primarily due to lower salaries and benefits.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2022, cash totaled $773, a decrease of $79 from December 31, 2021. Cash balances remain limited as operating receipts and disbursements flow through our Credit Facility (as defined in Note 7, “Debt and Credit Agreements,” in the notes to our condensed consolidated financial statements), which is in a drawn position. Debt and finance lease obligations at March 31, 2022 totaled $19,988. As of March 31, 2022, we had the ability to borrow up to an additional $13,944 under the Credit Facility.

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

On February 28, 2022, we executed the Fourth Amendment to the Amended and Restated Loan Agreement (the “Fourth Amendment”) which reduced the line of credit from $35,000 to $30,000, extended the maturity date until January 31, 2024, waived the minimum EBITDA covenant for the three-month period ended December 31, 2021, revised the fixed charge coverage ratio covenant as of December 31, 2022 for the trailing nine-month period after March 31, 2022, revised the minimum EBITDA covenant applicable to the three-month period ending March 31, 2022, the six-month period ending June 30, 2022 and the nine-month period ending September 30, 2022, revised the existing liquidity reserve to $2,500 and amended certain other provisions in connection with the discontinuation of LIBOR and replacement with the forward-looking term Secured Overnight Financing Rate (Term SOFR) administered by CME Group, Inc.

We anticipate that current cash resources, amounts available under the Credit Facility, cash to be generated from operations and equipment financing, and any potential proceeds from the sale of further securities under the Form S-3 will be adequate to meet our liquidity needs for at least the next twelve months.

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

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Total cash (used in) provided by:
Operating activities	$(6,005)	$(8,437)
Investing activities	(492)	(589)
Financing activities	6,418	8,583
Net decrease in cash	$(79)	$(443)

Operating Cash Flows

During the three months ended March 31, 2022, net cash used in operating activities totaled $6,005 compared to net cash used in operating activities of $8,437 during the prior year period. The decrease in net cash used was primarily due to our operating performance and less operating working capital build, partially offset by the absence of ERC benefits recognized in the prior year period.

Investing Cash Flows

During the three months ended March 31, 2022, net cash used in investing activities totaled $492, compared to net cash used in investing activities of $589 during the prior year period. The decrease in net cash used in investing activities as compared to the prior-year period was primarily due to a decrease in net purchases of property and equipment.

Financing Cash Flows

During the three months ended March 31, 2022, net cash provided by financing activities totaled $6,418, compared to net cash provided by financing activities of $8,583 during the prior year period. The decrease was primarily due to the absence of proceeds from the sale of securities under the Equity Distribution Agreement in the current year, partially offset by increased net borrowings under our Credit Facility in the current year.

In 2016, we entered into a $570 loan agreement with the Development Corporation of Abilene which is included in the “Long-term debt, net of current maturities” line item of our condensed consolidated financial statements as of March 31, 2022 and December 31, 2021. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During each of the years 2021, 2020, 2019 and 2018, $114 of the loan was forgiven. As of March 31, 2022, the loan balance was $114. In addition, we have outstanding notes payable for capital expenditures in the amount of $355 and $363 as of March 31, 2022 and December 31, 2021, respectively, with $185 and $186 included in the “Line of Credit and other notes payable” line item of our condensed consolidated financial statements as of March 31, 2022 and December 31, 2021. The notes payable have monthly payments that range from $3 to $16 and an interest rate of approximately 4%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable mature in September 2028.

The CARES Act provided for the ERC,  which is a refundable tax credit against certain employment taxes.  The ERC is available for wages paid through September 30, 2021 and is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. The maximum tax credit that could be claimed by an eligible employer in 2021 was $7,000 per employee per calendar quarter. In the first and second quarters of 2021, we received ERC benefits of $3,372 and $3,593, respectively, which were recorded in “Other income (expense), net” in our condensed consolidated statement of operations. We did not qualify for the ERC benefit during the third quarter of 2021 due to relatively higher revenues in 2021 as compared to the third quarter of 2019. The receivable for the remaining uncollected ERC benefit is $497 as of December 31, 2021 and is included in the “Employee retention credit receivable” line item in our condensed consolidated balance sheet at December 31, 2021. The remaining of $497 for the uncollected ERC benefit was collected during January 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Part I, Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward looking statements. Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following, many of which are, and will be, amplified by the COVID-19 pandemic: (i) the impact of global health concerns, including the impact of the current COVID-19 pandemic on the economies and financial markets and the demand for our products; (ii) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants and state renewable portfolio standards as well as new or continuing tariffs on steel or other products imported into the United States; (iii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iv) the economic and operational stability of our significant customers and suppliers, including their respective supply chains, and the ability to source alternative suppliers as necessary, in light of the COVID-19 pandemic; (v) our ability to continue to grow our business organically and through acquisitions, and the impairment thereto by the impact of the COVID-19 pandemic; (vi) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (vii) information technology failures, network disruptions, cybersecurity attacks or breaches in data security, including with respect to any remote work arrangements implemented in response to the COVID-19 pandemic; (viii) the sufficiency of our liquidity and alternate sources of funding, if necessary; (ix) our ability to realize revenue from customer orders and backlog; (x) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (xi) the economy, including its stability in light of the COVID-19 pandemic, and the potential impact it may have on our business, including our customers; (xii) the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (xiii) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xiv) competition from new or existing industry participants including, in particular, increased competition from foreign tower manufacturers; (xv) the effects of the change of administrations in the U.S. federal government; (xvi) our ability to successfully integrate and operate acquired companies and to identify, negotiate and execute future acquisitions; (xvii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; (xviii) our ability to utilize various relief options enabled by the CARES Act; (xix) the limited trading market for our securities and the volatility of market price for our securities; and (xx) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements including, but not limited to, those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K under the Securities Act and as such are not required to provide information under this Item pursuant to Item 305I of Regulation S-K.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, including but not limited to changes resulting from the COVID-19 pandemic, during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item is incorporated herein by reference to Note 12, “Legal Proceedings” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2021 continue to represent the most significant risks to the Company’s future results of operations and financial conditions, without further modification or amendment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND, INC.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2022

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 23, 2012)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 6, 2020)
3.4	Third Amended and Restated Bylaws of the Company, adopted as of May 4, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 6, 2020)
10.1	Third Amendment to Section 382 Rights Agreement dated as of February 3, 2022 between the Company and Equiniti Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 3, 2022)
10.2	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated February 28, 2022, among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Heavy Fabrications, Inc. Broadwind Industrial Solutions, LLC and
CIBC Bank USA, as Administrative Agent for itself and all Lenders (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer and Chief Financial Officer*
101

The following financial information from this Form 10-Q of Broadwind, Inc. for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BROADWIND, INC.

May 6, 2022	By:	/s/ Eric B. Blashford
Eric B. Blashford
President, Chief Executive Officer, and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)