Form 10-Q
period 2022-06-30
BROADWIND, INC.
filed 2022-08-09
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of August 4, 2022: 20,471,051.

BROADWIND, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash	$49	$852
Accounts receivable, net	21,161	13,802
Employee retention credit receivable	—	497
Contract assets	3,330	1,136
Inventories, net	34,929	33,377
Prepaid expenses and other current assets	2,065	2,661
Total current assets	61,534	52,325
LONG-TERM ASSETS:
Property and equipment, net	44,454	43,655
Operating lease right-of-use assets	17,140	18,029
Intangible assets, net	3,086	3,453
Other assets	653	585
TOTAL ASSETS	$126,867	$118,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and other notes payable	$17,178	$6,650
Current portion of finance lease obligations	2,170	2,060
Current portion of operating lease obligations	1,798	1,775
Accounts payable	26,105	16,462
Accrued liabilities	4,312	3,654
Customer deposits	4,293	12,082
Total current liabilities	55,856	42,683
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	687	177
Long-term finance lease obligations, net of current portion	2,940	2,481
Long-term operating lease obligations, net of current portion	17,511	18,405
Other	197	167
Total long-term liabilities	21,335	21,230
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 20,744,988 and 19,859,650 shares issued as of June 30, 2022, and December 31, 2021, respectively	20	20
Treasury stock, at cost, 273,937 shares as of June 30, 2022 and December 31, 2021	(1,842)	(1,842)
Additional paid-in capital	396,021	395,372
Accumulated deficit	(344,523)	(339,416)
Total stockholders’ equity	49,676	54,134
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,867	$118,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$50,012	$46,491	$91,856	$79,219
Cost of sales	47,618	44,293	87,450	76,739
Gross profit	2,394	2,198	4,406	2,480
OPERATING EXPENSES:
Selling, general and administrative	4,122	4,325	8,024	8,735
Intangible amortization	184	184	367	367
Total operating expenses	4,306	4,509	8,391	9,102
Operating loss	(1,912)	(2,311)	(3,985)	(6,622)
OTHER (EXPENSE) INCOME, net:
Paycheck Protection Program loan forgiveness	—	9,151	—	9,151
Interest expense, net	(776)	(318)	(1,121)	(547)
Other, net	—	3,775	21	7,137
Total other (expense) income, net	(776)	12,608	(1,100)	15,741
Net (loss) income before provision for income taxes	(2,688)	10,297	(5,085)	9,119
Provision for income taxes	15	45	22	77
NET (LOSS) INCOME	(2,703)	10,252	(5,107)	9,042
NET (LOSS) INCOME PER COMMON SHARE—BASIC:
Net (loss) income	$(0.13)	$0.55	$(0.26)	$0.50
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	20,244	18,761	19,977	17,974
NET (LOSS) INCOME PER COMMON SHARE—DILUTED:
Net (loss) income	$(0.13)	$0.53	$(0.26)	$0.48
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	20,244	19,400	19,977	18,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2020	17,211,498	$17	(273,937)	$(1,842)	$384,749	$(342,263)	$40,661
Stock issued for restricted stock	241,806	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	26,265	—	—	—	258	—	258
Share-based compensation	—	—	—	—	219	—	219
Shares withheld for taxes in connection with issuance of restricted stock	(105,399)	—	—	—	(847)	—	(847)
Sale of common stock, net	1,100,000	1	—	—	6,100	—	6,101
Net loss	—	—	—	—	—	(1,210)	(1,210)
BALANCE, March 31, 2021	18,474,170	$18	(273,937)	$(1,842)	$390,479	$(343,473)	$45,182
Stock issued for restricted stock	440,611	1	—	—	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	71,334	—	—	—	312	—	312
Share-based compensation	—	—	—	—	445	—	445
Shares withheld for taxes in connection with issuance of restricted stock	(124,814)	—	—	—	(644)	—	(644)
Sale of common stock, net	797,697	1	—	—	3,247	—	3,248
Net income	—	—	—	—	—	10,252	10,252
BALANCE, June 30, 2021	19,658,998	20	(273,937)	(1,842)	393,839	(333,221)	58,796

BALANCE, December 31, 2021	19,859,650	$20	(273,937)	$(1,842)	$395,372	$(339,416)	$54,134
Stock issued for restricted stock	480,595	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	146,790	—	—	—	282	—	282
Share-based compensation	—	—	—	—	192	—	192
Shares withheld for taxes in connection with issuance of restricted stock	(194,962)	—	—	—	(411)	—	(411)
Net loss	—	—	—	—	—	(2,404)	(2,404)
BALANCE, March 31, 2022	20,292,073	$20	(273,937)	$(1,842)	$395,435	$(341,820)	$51,793
Stock issued for restricted stock	328,139	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	207,722	—	—	—	331	—	331
Share-based compensation	—	—	—	—	388	—	388
Shares withheld for taxes in connection with issuance of restricted stock	(82,946)	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	—	(2,703)	(2,703)
BALANCE, June 30, 2022	20,744,988	$20	(273,937)	$(1,842)	$396,021	$(344,523)	$49,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,107)	$9,042
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	3,095	3,164
Paycheck Protection Program loan forgiveness	—	(9,151)
Deferred income taxes	(9)	21
Change in fair value of interest rate swap agreements	2	12
Stock-based compensation	580	664
Allowance for doubtful accounts	30	(421)
Common stock issued under defined contribution 401(k) plan	613	570
Loss (gain) on disposal of assets	3	(23)
Changes in operating assets and liabilities:
Accounts receivable	(7,389)	(1,856)
Employee retention credit receivable	497	(1,714)
Contract assets	(2,194)	(412)
Inventories	(1,552)	(5,227)
Prepaid expenses and other current assets	596	1,024
Accounts payable	9,698	(1,342)
Accrued liabilities	656	(953)
Customer deposits	(7,789)	(3,349)
Other non-current assets and liabilities	6	(36)
Net cash used in operating activities	(8,264)	(9,987)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,697)	(765)
Proceeds from disposals of property and equipment	—	23
Net cash used in investing activities	(1,697)	(742)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	10,687	4,754
Proceeds from long-term debt	125	387
Payments on long-term debt	(107)	(157)
Principal payments on finance leases	(1,003)	(728)
Shares withheld for taxes in connection with issuance of restricted stock	(544)	(1,491)
Proceeds from sale of common stock, net	—	9,349
Net cash provided by financing activities	9,158	12,114
NET (DECREASE) INCREASE IN CASH	(803)	1,385
CASH beginning of the period	852	3,372
CASH end of the period	$49	$4,757

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

Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2022, or any other interim period, which may differ materially due to, among other things, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

The December 31, 2021 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2022 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Company Description

Through its subsidiaries, the Company is a precision manufacturer of structures, equipment and components for clean technology and other specialized applications. The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s capabilities include, but are not limited to the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, gearbox repair, heat treatment, assembly, engineering and packaging solutions. The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 53% and 68% of the Company’s revenue during the first six months of 2022 and 2021, respectively.

Liquidity

The Company typically meets its short term liquidity needs through cash generated from operations, its available cash balances, the 2016 Credit Facility and the 2022 Credit Facility, as applicable (each, as defined in Note 7, “Debt and Credit Agreements,” of these condensed consolidated financial statements below), equipment financing, and access to the public or private debt and/or equity markets, including the option to raise capital from the sale of our securities under the Form S-3 (as discussed below).

See Note 7, “Debt and Credit Agreements,” of these condensed consolidated financial statements for a description of the 2016 Credit Facility, the 2022 Credit Facility and the Company’s other debt.

Total debt and finance lease obligations at  June 30, 2022 totaled $22,975, which includes current outstanding debt and finance leases totaling $19,348. The Company's revolving line of credit balance is included in the “Line of credit and other notes payable” line item in the Company's condensed consolidated balance sheet.

On August 18, 2020, the Company filed a “shelf” registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 13, 2020 (the “Form S-3”) and expires on October 12, 2023. This shelf registration statement, which includes a base prospectus, allows the Company to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in the prospectus supplement accompanying the base prospectus, the Company would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes.

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

During the three and six months ended June 30, 2022, the Company sold account receivables totaling $30,133 and $45,493, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $414 and $490, respectively. During the three and six months ended June 30, 2021, the Company sold account receivables totaling $32,694 and $54,011, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $79 and $133, respectively.

The Company anticipates that current cash resources, amounts available under the 2022 Credit Facility, cash to be generated from operations and equipment financing, and any potential proceeds from the sale of further Company securities under the Form S-3 will be adequate to meet the Company’s liquidity needs for at least the next twelve months.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Heavy Fabrications	$35,575	$35,830	$62,847	$58,607
Gearing	10,115	7,404	20,700	12,753
Industrial Solutions	5,049	3,541	9,121	8,145
Eliminations	(727)	(284)	(812)	(286)
Consolidated	$50,012	$46,491	$91,856	$79,219

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

Within the Gearing segment, the Company recognized revenue over time of $975 and $1,532 for the three and six months ended June 30, 2021, respectively, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Since the Company's projects are labor intensive, the Company uses labor hours as the input measure of progress for the applicable contracts. During the fourth quarter of 2021, the Company ceased recording revenue over time within the Gearing segment due to a change in terms. During the six months ended June 30, 2022 and 2021, the Company recognized a portion of revenue within the Heavy Fabrications segment over time, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Within the Heavy Fabrications segment, the Company recognized revenue over time of $4,182 and $7,409 for the three and six months ended June 30, 2022, respectively. Within the Heavy Fabrications segment, the Company recognized revenue over time of $1,276 and $2,429 for the three and six months ended June 30, 2021, respectively. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. Contract assets represent the Company’s rights to consideration for work completed but not billed at the end of the period.

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

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic earnings per share calculation:
Net (loss) income	$(2,703)	$10,252	$(5,107)	$9,042
Weighted average number of common shares outstanding	20,244,176	18,760,910	19,977,477	17,973,896
Basic net (loss) income per share	$(0.13)	$0.55	$(0.26)	$0.50
Diluted earnings per share calculation:
Net (loss) income	$(2,703)	$10,252	$(5,107)	$9,042
Weighted average number of common shares outstanding	20,244,176	18,760,910	19,977,477	17,973,896
Common stock equivalents:
Non-vested stock awards (1)	—	639,150	—	889,874
Weighted average number of common shares outstanding	20,244,176	19,400,060	19,977,477	18,863,770
Diluted net (loss) income per share	$(0.13)	$0.53	$(0.26)	$0.48

(1) Restricted stock units granted and outstanding of 829,890 as of June 30, 2022, are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company’s net loss for the three and six months ended June 30, 2022.

NOTE 4 — INVENTORIES

The components of inventories as of June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30,	December 31,
	2022	2021
Raw materials	$23,251	$16,148
Work-in-process	10,494	13,639
Finished goods	3,315	6,575
	37,060	36,362
Less: Reserve for excess and obsolete inventory	(2,131)	(2,985)
Net inventories	$34,929	$33,377

NOTE 5 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf Company, LLC completed in 2017. Intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 1 to 5 years.

As of June 30, 2022 and December 31, 2021, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	June 30, 2022					December 31, 2021
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Noncompete agreements	$170	$(153)	$—	$17	0.6	$170	$(139)	$—	$31	1.1
Customer relationships	15,979	(7,437)	(7,592)	950	3.5	15,979	(7,284)	(7,592)	1,103	4.0
Trade names	9,099	(6,980)	—	2,119	5.3	9,099	(6,780)	—	2,319	5.8
Intangible assets	$25,248	$(14,570)	$(7,592)	$3,086	4.7	$25,248	$(14,203)	$(7,592)	$3,453	5.2

As of June 30, 2022, estimated future amortization expense was as follows:

2022	$363
2023	664
2024	661
2025	661
2026	422
2027 and thereafter	315
Total	$3,086

NOTE 6 — ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
Accrued payroll and benefits	$3,380	$2,992
Fair value of interest rate swap	—	27
Accrued property taxes	376	—
Income taxes payable	10	1
Accrued professional fees	94	129
Accrued warranty liability	127	125
Self-insured workers compensation reserve	119	166
Accrued other	206	214
Total accrued liabilities	$4,312	$3,654

NOTE 7 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
Line of credit	$17,037	$6,350
Other notes payable	638	274
Long-term debt	190	203
Less: Current portion	(17,178)	(6,650)
Long-term debt, net of current maturities	$687	$177

Credit Facility

On October 26, 2016, the Company established a three-year secured revolving line of credit with CIBC Bank USA (“CIBC”). This line of credit has been amended from time to time. On February 25, 2019, the line of credit was expanded and extended for three years when the Company and its subsidiaries entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”), with CIBC as administrative agent and sole lead arranger and the other financial institutions party thereto, providing the Company and its subsidiaries with a $35,000 secured credit facility (as amended to date, the “2016 Credit Facility”). The obligations under the 2016 Credit Facility are secured by, subject to certain exclusions, (i) a first priority security interest in all accounts receivable, inventory, equipment, cash and investment property, and (ii) a mortgage on the Abilene, Texas tower and Pittsburgh, Pennsylvania gearing facilities.

On October 29, 2020, the Company executed the First Amendment to the Amended and Restated Loan Agreement, implementing a payoff of a syndicated lender and a pricing grid based on the Company’s trailing twelve month EBITDA under which applicable margins range from 2.25% to 2.75% for London Interbank Offering Rate (“LIBOR”) rate loans and 0.00% and 0.75% for base rate loans, and extending the term of the 2016 Credit Facility to  July 31, 2023.

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

The 2016 Credit Facility contains customary representations and warranties applicable to the Company and the subsidiaries. It also contains a requirement that the Company, on a consolidated basis, maintain customary restrictive covenants, certain of which are subject to materiality thresholds, baskets and customary exceptions and qualifications.

In conjunction with the Amended and Restated Loan Agreement, during June 2019, the Company entered into a floating to fixed interest rate swap with CIBC. The swap agreement has a notional amount of $6,000 and a schedule matching that of the underlying loan that synthetically fixes the interest rate on LIBOR borrowings for the entire original term of the 2016 Credit Facility at 2.13%, before considering the Company’s risk premium. The interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, which may subject the Company’s results of operations to non-cash volatility. The interest rate swap liability is included in the “Accrued liabilities” line item of the Company’s condensed consolidated financial statements as of  December 31, 2021. The interest rate swap expired in  February 2022.

On August 4, 2022, the Company entered into a credit agreement (the “ Wells Fargo Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), providing the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. The 2022 Credit Facility replaces the 2016 Credit Facility. All obligations outstanding under the 2016 Credit Facility were refinanced by the 2022 Credit Facility on August 5, 2022.

The 2022 Credit Facility contains customary covenants limiting the Company’s and its subsidiaries’ ability to, among other things, incur liens, make investments, incur indebtedness, merge or consolidate with others or dispose of assets, change the nature of its business, and enter into transactions with affiliates.  In addition, the 2022 Credit Facility contains financial covenants requiring the Company to have a Fixed Charge Coverage Ratio (as defined in the 2022 Credit Facility) (i) as of the twelve-month period ending July 31, 2023 through and including December 31, 2023 of 1.0 to 1.0; and (ii) as of each twelve-month period thereafter to be greater than 1.1 to 1.0 and minimum EBITDA (as defined in the 2022 Credit Facility) on a month-end basis of $0 for the six month period ending June 30, 2022, $1,500 for the nine-month period ending September 30, 2022, $2,500 for the twelve-month period ending December 31, 2022, $3,600 for the twelve-month period ending March 31, 2023, and $5,100 for the twelve-month period ending June 30, 2023. The initial term of the revolving credit facility matures August 4, 2027 and the term loan also matures on August 4, 2027, with monthly payments based on an 84-month amortization.

Borrowings under the 2022 Credit Facility bear interest at the following rates depending on the classification of the borrowing:

• term loan - Daily Simple SOFR (a rate per annum equal to the secured overnight financing rate published by the SOFR administrator on the website of the Federal Reserve Bank of New York or any successor source), plus an applicable margin of 2.50%; and

• revolving credit loan - Daily Simple SOFR, plus an applicable margin of 2.00% to 2.50% depending on the excess availability on the revolving loan facility.

The 2022 Credit Agreement also contains customary events of default including, without limitation, non-payment of obligations, non-performance of covenants and obligations, material judgments, bankruptcy or insolvency, change of control, breaches of representations and warranties, limitation or termination of any guarantee with respect to the 2022 Credit Agreement or unenforceability of documentation related to the 2022 Credit Agreement. The Company is allowed to prepay in whole or in part advances under the 2022 Credit Facility without penalty or premium.

The obligations under the 2022 Credit Agreement are secured by, subject to certain exclusions, (i) a first priority security interest in all accounts, inventory, equipment, general intangibles, intellectual property, money and investment property, and (ii) a deed of trust, assignment of leases and rents and security agreement and fixture filing on the Abilene, Texas facility.

In connection with the 2022 Credit Facility, on August 4, 2022, the Company, its subsidiaries and 5100 Neville Road, LLC (collectively, the “Guarantors”) entered into a guaranty (the “Guaranty”) in favor of Wells Fargo, whereby the Guarantors guaranteed the full payment of all the obligations of the Company and its subsidiaries under the 2022 Credit Facility. Each of the Company’s additional subsidiaries, upon it becoming a direct or indirect subsidiary, will be required to become a party to the Guaranty.

As of June 30, 2022, there was $17,037 of outstanding indebtedness under the 2016 Credit Facility, with the ability to borrow an additional $10,178. The Company was in compliance with all financial covenants under the 2016 Credit Facility as of June 30, 2022.

Other

In 2016, the Company entered into a $570 loan agreement with the Development Corporation of Abilene which is included in the “Long-term debt, net of current maturities” line item of the Company’s condensed consolidated financial statements as of June 30, 2022 and December 31, 2021. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During each of the years 2021, 2020, 2019, and 2018, $114 of the loan was forgiven. As of June 30, 2022, the loan balance was $114. In addition, the Company has outstanding notes payable for capital expenditures in the amount of $714 and $363 as of June 30, 2022 and December 31, 2021, respectively, with $27 and $186 included in the “Line of credit and other notes payable” line item of the Company’s condensed consolidated financial statements as of June 30, 2022 and December 31, 2021. The notes payable have monthly payments that range from $3 to $16 and an interest rate of approximately 4%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable mature in  September 2028.

NOTE 8 — LEASES

The Company leases certain facilities and equipment. The leases are accounted for under Accounting Standard Update 2016-02, Leases (“Topic 842”) and the Company elected to apply each available practical expedient. The discount rates used for the leases are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

The Company has elected to apply the short-term lease exception to all leases of one year or less. During the six months ended June 30, 2022 and 2021, the Company had additional operating leases that resulted in right-of-use assets obtained in exchange for lease obligations of $0 and $907, respectively. Additionally, during the six months ended June 30, 2022 and 2021, the Company had additional finance leases that resulted in property, plant, and equipment obtained in exchange for lease obligations of $1,773 and $1,896, respectively.

Some of the Company’s facility leases include options to renew. The exercise of the renewal options is typically at the Company’s discretion. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$288	$254	$576	$440
Interest on finance lease liabilities	96	105	176	173
Total finance lease costs	384	359	752	613
Operating lease cost components:
Operating lease cost	705	760	1,403	1,519
Short-term lease cost	144	178	296	374
Variable lease cost (1)	226	197	452	427
Sublease income	(31)	(46)	(79)	(92)
Total operating lease costs	1,044	1,089	2,072	2,228

Total lease cost	$1,428	$1,448	$2,824	$2,841

Supplemental cash flow information related to our operating leases is as follows for the six months ended June 30, 2022 and 2021:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases			$1,736	$1,800

Weighted-average remaining lease term-finance leases at end of period (in years)			2.7	2.2
Weighted-average remaining lease term-operating leases at end of period (in years)			8.5	9.3
Weighted-average discount rate-finance leases at end of period			6.0%	8.6%
Weighted-average discount rate-operating leases at end of period			8.7%	8.5%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of June 30, 2022, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2022	$1,358	$1,738	$3,096
2023	1,924	3,388	5,312
2024	1,041	2,933	3,974
2025	635	3,015	3,650
2026	422	3,059	3,481
2027 and thereafter	413	14,043	14,456
Total lease payments	5,793	28,176	33,969
Less—portion representing interest	(683)	(8,867)	(9,550)
Present value of lease obligations	5,110	19,309	24,419
Less—current portion of lease obligations	(2,170)	(1,798)	(3,968)
Long-term portion of lease obligations	$2,940	$17,511	$20,451

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

The following tables represent the fair values of the Company’s financial liabilities as of June 30, 2022 and December 31, 2021:

June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$27	$—	$27
Total liabilities at fair value	$—	$27	$—	$27

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of June 30, 2022, the Company has a full valuation allowance recorded against deferred tax assets. During the six months ended June 30, 2022, the Company recorded a provision for income taxes of $22, compared to a provision for income taxes of $77 during the six months ended June 30, 2021.

The Company files income tax returns in U.S. federal and state jurisdictions. As of June 30, 2022, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2021, the Company had federal and unapportioned state net operating loss (“NOL”) carryforwards of $277,310 of which $227,781 will generally begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

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

In February 2013, the Company adopted a Stockholder Rights Plan, which was amended in February 2016 and approved by the Company’s stockholders (as amended, the “Rights Plan”), designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under Section 382 of the IRC. On February 7, 2019, the Board of Directors (the “Board”) approved an amendment extending the Rights Plan for an additional three years, which was subsequently approved by the Company’s stockholders at the 2019 Annual Meeting of Stockholders held on April 23, 2019. On February 3, 2022, the Board approved an amendment which included an extension of the Rights Plan for an additional three years, which was subsequently approved at the 2022 Annual Meeting of Stockholders held on  April 26, 2022.

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

As of June 30, 2022, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of June 30, 2022.

NOTE 11 — SHARE-BASED COMPENSATION

There was no stock option activity during the six months ended June 30, 2022 and no stock options were outstanding as of June 30, 2022.

The following table summarizes the Company’s restricted stock unit and performance award activity during the six months ended June 30, 2022:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2021	918,448	$2.72
Granted	734,077	$1.75
Vested	(808,734)	$2.23
Forfeited	(13,901)	$2.82
Unvested as of June 30, 2022	829,890	$2.38

Under certain situations, shares are withheld from issuance to cover taxes for the vesting of restricted stock units and performance awards. For the six months ended June 30, 2022, 277,908 shares were withheld to cover $544 of tax obligations.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021, as follows:

	Six Months Ended June 30,
	2022	2021
Share-based compensation expense:
Cost of sales	$83	$76
Selling, general and administrative	497	588
Net effect of share-based compensation expense on net income	$580	$664
Reduction in earnings per share:
Basic earnings per share	$0.03	$0.04
Diluted earnings per share	$0.03	$0.04

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Basis of Presentation” of these condensed consolidated financial statements. Summary financial information by reportable segment for the three and six months ended June 30, 2022 and 2021 is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2022
Revenues from external customers	$35,575	$10,107	$4,330	$—	$—	$50,012
Intersegment revenues	—	8	719	—	(727)	—
Net revenues	35,575	10,115	5,049	—	(727)	50,012
Operating income (loss)	78	(585)	32	(1,437)	—	(1,912)
Depreciation and amortization	862	555	98	61	—	1,576
Capital expenditures	718	476	9	2	—	1,205

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2021
Revenues from external customers	$35,825	$7,404	$3,262	$—	$—	$46,491
Intersegment revenues	5	—	279	—	(284)	—
Net revenues	35,830	7,404	3,541	—	(284)	46,491
Operating income (loss)	271	(882)	(47)	(1,631)	(22)	(2,311)
Depreciation and amortization	992	462	104	53	—	1,611
Capital expenditures	85	37	6	25	—	153

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2022
Revenues from external customers	$62,847	$20,684	$8,325	$—	$—	$91,856
Intersegment revenues	—	16	796	—	(812)	—
Net revenues	62,847	20,700	9,121	—	(812)	91,856
Operating loss	(383)	(697)	(177)	(2,728)	—	(3,985)
Depreciation and amortization	1,741	1,031	201	122	—	3,095
Capital expenditures	1,200	476	18	3	—	1,697

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2021
Revenues from external customers	$58,602	$12,753	$7,864	$—	$—	$79,219
Intersegment revenues	5	—	281	—	(286)	—
Net revenues	58,607	12,753	8,145	—	(286)	79,219
Operating loss	(1,429)	(1,871)	(61)	(3,239)	(22)	(6,622)
Depreciation and amortization	1,937	920	210	97	—	3,164
Capital expenditures	648	37	26	54	—	765

	Total Assets as of
	June 30,	December 31,
Segments:	2022	2021
Heavy Fabrications	$41,648	$37,131
Gearing	51,854	46,219
Industrial Solutions	11,769	10,825
Corporate	236,584	228,219
Eliminations	(214,988)	(204,347)
	$126,867	$118,047

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the six months ended June 30, 2022 and 2021 consisted of the following:

	For the Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$47	$473
Bad debt expense	40	9
Write-offs	—	(429)
Other adjustments	(10)	(1)
Balance at end of period	$77	$52

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of  June 30, 2022 or December 31, 2021.

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

Key Financial Measures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues	$50,012	$46,491	$91,856	$79,219
Net (loss) income	$(2,703)	$10,252	$(5,107)	$9,042
Adjusted EBITDA (1)	$372	$12,800	$363	$14,017
Capital expenditures	$1,205	$153	$1,697	$765
Free cash flow (2)	$(3,903)	$5,645	$(8,391)	$(376)
Operating working capital (3)	$25,692	$16,999	$25,692	$16,999
Total debt	$17,865	$6,620	$17,865	$6,620
Total orders	$26,046	$26,441	$78,739	$60,655
Backlog at end of period (4)	$93,249	$74,338	$93,249	$74,338
Book-to-bill (5)	0.5	0.6	0.9	0.8

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

(3)	We define operating working capital as accounts receivable and inventory net of accounts payable and customer deposits.

(4)	Our backlog at June 30, 2022 and 2021 is net of revenue recognized over time.

(5)	We define the book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (loss) income	$(2,703)	$10,252	$(5,107)	$9,042
Interest expense	776	318	1,121	547
Income tax provision	15	45	22	77
Depreciation and amortization	1,576	1,611	3,095	3,164
Share-based compensation and other stock payments	708	574	1,232	1,187
Adjusted EBITDA	372	12,800	363	14,017
Changes in operating working capital	(3,070)	(5,288)	(7,057)	(11,937)
Employee retention credit receivable	—	(1,714)	—	(1,714)
Capital expenditures	(1,205)	(153)	(1,697)	(765)
Proceeds from disposal of property and equipment	—	—	—	23
Free Cash Flow	$(3,903)	$5,645	$(8,391)	$(376)

OUR BUSINESS

Second Quarter Overview

We booked $26,046 in new orders in the second quarter of 2022, slightly down from $26,441 in the second quarter of 2021. Within our Heavy Fabrications segment, wind tower orders decreased 82% compared to the prior year quarter as wind customers continued to pause and delay orders due to uncertainty regarding the timing and likelihood of potential wind energy incentives provided by the federal government and elevated steel prices. Industrial fabrications product line orders, within the Heavy Fabrications segment, increased 242% primarily due to improved industrial demand and increasing order volume for Pressure Reducing Systems (“PRS”) units. Gearing segment orders increased 14% compared to the prior year quarter primarily due to higher demand from industrial customers partially offset by decreased demand from oil and gas (“O&G”) customers. Orders within our Industrial Solutions segment increased by 8% as compared to the prior year quarter, primarily due to the timing of orders associated with aftermarket projects and projects from other diverse customers partially offset by a decrease in new gas turbine orders.

We recognized revenue of $50,012 in the second quarter of 2022, up 8% compared to the second quarter of 2021, primarily due to a 154% increase in industrial fabrications product line revenue within the Heavy Fabrications segment. The increase in industrial fabrication revenue is attributable to strong recent order intake from industrial and mining customers, in addition to revenue recognized on our PRS units. Overall Heavy Fabrications segment revenues were flat compared to the prior year quarter as the industrial fabrications product line increase was offset by a 47% decrease in tower sections sold. Gearing revenue increased by 37%, primarily driven by strong order intake in recent quarters from O&G and industrial customers, partially offset by a decrease in aftermarket wind revenue. Industrial Solutions segment revenue increased 43% compared to the prior year quarter, primarily due to the timing of new gas turbine and aftermarket projects.

We recorded a net loss of $2,703 or $0.13 per share in the second quarter of 2022, compared to net income of $10,252 or $0.55 per share in the second quarter of 2021 primarily due to the absence of $3,593 of other income related to the employee retention credit recorded under the CARES Act and the $9,151 recognized as a result of forgiveness of the Paycheck Protection Program (“PPP”) loan during the second quarter of 2021.

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

COVID-19 Pandemic

The COVID-19 pandemic has disrupted business, trade, commerce and financial markets in the U.S. and globally. Through June 30, 2022, we experienced an adverse impact to our business, operations and financial results as a result of the COVID-19 pandemic due in part to a decline in order activity levels, manufacturing inefficiencies associated with supply chain disruptions and employee staffing constraints due to the spread of the COVID-19 pandemic. In response to the pandemic, we continue to right-size our workforce and delay certain capital expenditures. In future periods, we may experience weaker customer demand, requests for extended payment terms, customer bankruptcies, additional supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. As we cannot predict the duration or scope of the pandemic, including in light of the emerging variants, or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2022, Compared to Three months ended June 30, 2021

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

	Three Months Ended June 30,				2022 vs. 2021
		% of Total		% of Total
	2022	Revenue	2021	Revenue	$ Change	% Change
Revenues	$50,012	100.0%	$46,491	100.0%	$3,521	7.6%
Cost of sales	47,618	95.2%	44,293	95.3%	3,325	7.5%
Gross profit	2,394	4.8%	2,198	4.7%	196	8.9%
Operating expenses
Selling, general and administrative expenses	4,122	8.2%	4,325	9.3%	(203)	(4.7)%
Intangible amortization	184	0.4%	184	0.4%	—	0.0%
Total operating expenses	4,306	8.6%	4,509	9.7%	(203)	(4.5)%
Operating loss	(1,912)	(3.8)%	(2,311)	(5.0)%	399	17.3%
Other (expense) income, net
Paycheck Protection Program loan forgiveness	—	0.0%	9,151	19.7%	(9,151)	(100.0)%
Interest expense, net	(776)	(1.6)%	(318)	(0.7)%	(458)	(144.0)%
Other, net	—	0.0%	3,775	8.1%	(3,775)	(100.0)%
Total other (expense) income, net	(776)	(1.6)%	12,608	27.1%	(13,384)	(106.2)%
Net (loss) income before provision for income taxes	(2,688)	(5.4)%	10,297	22.1%	(12,985)	(126.1)%
Provision for income taxes	15	0.0%	45	0.1%	(30)	(66.7)%
Net (loss) income	$(2,703)	(5.4)%	$10,252	22.1%	$(12,955)	(126.4)%

Consolidated

Revenues increased by $3,521 versus the prior year quarter. This increase was primarily due to a 154% increase in industrial fabrications product line revenue within the Heavy Fabrications segment. The increase in industrial fabrication revenue is attributable to strong recent order intake from industrial and mining customers, in addition to revenue recognized on our PRS units. Overall the Heavy Fabrications segment revenues were flat compared to the prior year quarter as the industrial fabrications product line increase was offset by a 47% decrease in tower sections sold. Gearing segment revenue was up 37% from the second quarter of 2021, primarily driven by higher recent order intake from O&G and industrial customers, partially offset by a decrease in aftermarket wind revenue. Industrial Solutions segment revenue increased by 43%, primarily due to the timing of new gas turbine customer and aftermarket projects.

Gross profit increased marginally by $196 when compared to the prior year quarter as higher sales volumes within the Gearing and Industrial Solutions segments were largely offset by lower sales volumes in the Heavy Fabrications segment.

Due to higher revenue levels, lower legal expenses, and reduced salaries and benefits, operating expenses as a percentage of sales decreased to 8.6% in the current-year quarter from 9.7% in the prior year quarter.

Net loss was $2,703 during the three months ended June 30, 2022, compared to net income of $10,252 during the three months ended June 30, 2021 primarily due to the factors described above, the absence of the $3,593 ERC benefit, and the $9,151 PPP loan forgiveness recorded in the prior year quarter.

Heavy Fabrications Segment

	Three Months Ended
	June 30,
	2022	2021
Orders	$12,989	$14,760
Tower sections sold	160	302
Revenues	35,575	35,830
Operating income	78	271
Operating margin	0.2%	0.8%

Wind tower orders decreased 82% versus the prior year quarter as wind customers continue to pause and delay orders due to uncertainty regarding the timing and likelihood of potential wind energy incentives provided by the federal government and elevated steel prices. Industrial fabrications product line orders, also within the Heavy Fabrications segment, increased 242% from the prior year quarter primarily due to improved industrial demand and increasing order volume for PRS units. Heavy Fabrications segment revenues were flat compared to the prior year as a 154% increase in industrial fabrication line revenues was offset by a 47% decrease in tower sections sold.

Heavy Fabrications segment operating income decreased by $193 compared to the prior year quarter. The quarter-over-quarter decrease in operating performance is primarily a result of lower sales volumes and costs associated with transitioning the workforce to support growth in the industrial fabrications product line. Operating margin was 0.2% during the three months ended June 30, 2022, a decrease from 0.8% during the three months ended June 30, 2021.

Gearing Segment

	Three Months Ended
	June 30,
	2022	2021
Orders	$8,941	$7,858
Revenues	10,115	7,404
Operating loss	(585)	(882)
Operating margin	(5.8)%	(11.9)%

Gearing segment orders increased 14% from the prior year period primarily due to increased demand from industrial customers, partially offset by reduced demand from O&G customers. Gearing revenue was up 37% relative to the comparable prior year period due to higher order intake in recent quarters from O&G and industrial customers, partially offset by a decrease in aftermarket wind revenue.

Gearing segment operating loss decreased $297 from the prior year period. This was primarily attributable to higher sales partially offset by higher material costs, ramp-up costs, and increased fixed costs to support volumes. Operating margin was (5.8%) during the three months ended June 30, 2022, an improvement from (11.9)% during the three months ended June 30, 2021, driven primarily by the items identified above.

Industrial Solutions Segment

	Three Months Ended
	June 30,
	2022	2021
Orders	$4,116	$3,823
Revenues	5,049	3,541
Operating income (loss)	32	(47)
Operating margin	0.6%	(1.3)%

Industrial Solutions segment orders increased by 8% from the prior year period primarily due to the timing of orders associated with aftermarket projects and projects from other diverse customers, partially offset by a decrease in new gas turbine orders. Segment revenue increased by 43% from the prior year period primarily due to the timing of new gas turbine and aftermarket projects. The improved operating income versus the prior-year quarter was primarily a result of a higher sales, partially offset by increased variable expenses such as freight costs.

Corporate and Other

Corporate and Other expenses during the three months ended June 30, 2022 decreased from the prior year period primarily due to lower salaries and benefits.

Six months ended June 30, 2022, Compared to Six months ended June 30, 2021

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

	Six Months Ended June 30,				2022 vs. 2021
		% of Total		% of Total
	2022	Revenue	2021	Revenue	$ Change	% Change
Revenues	$91,856	100.0%	$79,219	100.0%	$12,637	16.0%
Cost of sales	87,450	95.2%	76,739	96.9%	10,711	14.0%
Gross profit	4,406	4.8%	2,480	3.1%	1,926	77.7%
Operating expenses
Selling, general and administrative expenses	8,024	8.7%	8,735	11.0%	(711)	(8.1)%
Intangible amortization	367	0.4%	367	0.5%	—	—%
Total operating expenses	8,391	9.1%	9,102	11.5%	(711)	(7.8)%
Operating loss	(3,985)	(4.3)%	(6,622)	(8.4)%	2,637	39.8%
Other (expense) income, net
Paycheck Protection Program loan forgiveness	—	—%	9,151	11.6%	(9,151)	(100.0)%
Interest expense, net	(1,121)	(1.2)%	(547)	(0.7)%	(574)	(104.9)%
Other, net	21	0.0%	7,137	9.0%	(7,116)	(99.7)%
Total other (expense) income, net	(1,100)	(1.2)%	15,741	19.9%	(16,841)	(107.0)%
Net (loss) income before provision for income taxes	(5,085)	(5.5)%	9,119	11.5%	(14,204)	(155.8)%
Provision for income taxes	22	0.0%	77	0.1%	(55)	(71.4)%
Net (loss) income	$(5,107)	(5.6)%	$9,042	11.4%	$(14,149)	(156.5)%

Consolidated

Revenues increased by $12,637 versus the prior year.  Gearing segment revenue was up 62% from the first half of 2021, primarily driven by strong recent order intake from O&G and mining customers, partially offset by a decrease in aftermarket wind revenue. Heavy Fabrications segment revenues increased by 7% as lower tower demand was more than offset by a 105% increase in industrial fabrications product line revenue attributable to higher recent order intake from industrial customers and revenue recognized on our PRS units. Industrial Solutions segment revenue increased by 12%, primarily due to the timing of new gas turbine customer and aftermarket projects.

Gross profit increased by $1,926 when compared to the prior year primarily due to higher sales volumes in the Gearing segment, partially offset by higher material costs, ramp-up costs, and increased fixed costs to support volumes. As a result, gross margin increased to 4.8% during the six months ended June 30, 2022, from 3.1% during the six months ended June 30, 2021.

Due to higher revenue levels, lower legal expenses, and reduced salaries and benefits, operating expenses as a percentage of sales decreased to 9.1% in the current-year from 11.5% in the prior year.

Net loss was $5,107 during the six months ended June 30, 2022, compared to net income of $9,042 during the six months ended June 30, 2021 primarily due to the factors described above and the absence of the $6,965 ERC benefit and the $9,151 PPP loan forgiveness recorded in the prior year quarter.

Heavy Fabrications Segment

	Six Months Ended
	June 30,
	2022	2021
Orders	$47,149	$35,557
Tower sections sold	329	471
Revenues	62,847	58,607
Operating loss	(383)	(1,429)
Operating margin	(0.6)%	(2.4)%

Wind tower orders increased 25% versus the prior year as tower customers secured 2022 production capacity to support ongoing wind turbine tower installation projects. Industrial fabrications product line orders, also within the Heavy Fabrications segment, increased 54% from the prior year primarily due to strong demand for PRS units and strong industrial demand, partially offset by a reduction in mining demand. Heavy Fabrications segment revenues increased 7% primarily due to a 105% increase in industrial fabrication revenues primarily due to higher recent order intake from industrial customers and revenue recognized from our PRS units in the current year.

Heavy Fabrications segment operating loss decreased by $1,046 compared to the prior year. The improvement in operating performance is primarily a result of higher sales in the current year and the absence of one-time events that occurred during the prior year such as the weather-related event and a customer driven project delay, partially offset by increased variable costs associated with growth in the industrial fabrications product line. Operating margin was (0.6)% during the six months ended June 30, 2022, an increase from (2.4%) during the six months ended June 30, 2021.

Gearing Segment

	Six Months Ended
	June 30,
	2022	2021
Orders	$23,003	$17,778
Revenues	20,700	12,753
Operating loss	(697)	(1,871)
Operating margin	(3.4)%	(14.7)%

Gearing segment orders increased 29% from the prior year period primarily due to increased demand from O&G and industrial customers. Gearing revenue was up 62% relative to the comparable prior year period due to higher order intake in recent quarters from O&G and mining customers, partially offset by a decrease in aftermarket wind revenue.

Gearing segment operating loss decreased $1,174 from the prior year period. This was primarily attributable to higher sales partially offset by higher material costs, ramp-up costs, and increased fixed costs to support higher volumes. Operating margin was (3.4%) during the six months ended June 30, 2022, an improvement from (14.7)% during the six months ended June 30, 2021, driven primarily by the items identified above.

Industrial Solutions Segment

	Six Months Ended
	June 30,
	2022	2021
Orders	$8,587	$7,320
Revenues	9,121	8,145
Operating loss	(177)	(61)
Operating margin	(1.9)%	(0.7)%

Industrial Solutions segment orders increased by 17% from the prior year period primarily due to the timing of orders associated with aftermarket projects. Segment revenue increased by 12% from the prior year period primarily due to the timing of new gas turbine and aftermarket projects. The increased operating loss versus the prior year was primarily a result of higher variable expenses including freight costs.

Corporate and Other

Corporate and Other expenses during the six months ended June 30, 2022 decreased from the prior year period primarily due to lower salaries and benefits.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2022, cash totaled $49, a decrease of $803 from December 31, 2021. Cash balances remain limited in the second quarter as operating receipts and disbursements flowed through our 2016 Credit Facility (as defined in Note 7, “Debt and Credit Agreements,” in the notes to our condensed consolidated financial statements), which was in a drawn position as of June 30, 2022. Debt and finance lease obligations at June 30, 2022 totaled $22,975. As of June 30, 2022, we had the ability to borrow up to an additional $10,178 under the 2016 Credit Facility. In addition to the Credit Facility, we also utilize supply chain financing arrangements as a component of our funding for working capital, which accelerates receivable collections and helps to better manage cash flow. Under these agreements, we have agreed to sell certain of our accounts receivable balances to banking institutions who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements. The balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the consolidated statements of cash flows. Fees incurred in connection with the agreements are recorded as interest expense.

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

On August 4, 2022, we executed the Wells Fargo Credit Agreement (as defined in Note 7, “Debt and Credit Agreements” in the notes to our condensed consolidated financial statements) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), providing us with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon our request and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. The 2022 Credit Facility replaces the 2016 Credit Facility. All obligations outstanding under the 2016 Credit Facility were refinanced by the 2022 Credit Facility on August 5, 2022. For more information on the 2022 Credit Facility, please see Note 7, “Debt and Credit Agreement” in the notes to our condensed consolidated financial statements.

We anticipate that current cash resources, amounts available under the 2022 Credit Facility, cash to be generated from operations and equipment financing, and any potential proceeds from the sale of further securities under the Form S-3 will be adequate to meet our liquidity needs for at least the next twelve months.

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

If our operational performance deteriorates, we may be unable to comply with existing financial covenants, and could lose access to the 2022 Credit Facility. This could limit our operational flexibility, require a delay in making planned investments and/or require us to seek additional equity or debt financing. Any attempt to raise equity through the public markets could have a negative effect on our stock price, making an equity raise more difficult or more dilutive. Any additional equity financing or equity linked financing, if available, will be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other operating and financial restrictions on us. While we believe that we will continue to have sufficient cash available to operate our businesses and to meet our financial obligations and debt covenants, there can be no assurances that our operations will generate sufficient cash or that existing or new credit facilities or equity or equity linked financings will be available in an amount sufficient to enable us to meet these financial obligations.

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021
Total cash (used in) provided by:
Operating activities	$(8,264)	$(9,987)
Investing activities	(1,697)	(742)
Financing activities	9,158	12,114
Net (decrease) increase in cash	$(803)	$1,385

Operating Cash Flows

During the six months ended June 30, 2022, net cash used in operating activities totaled $8,264 compared to net cash used in operating activities of $9,987 during the prior year period. The decrease in net cash used was primarily due to improved operating performance in the current year and less operating working capital build, partially offset by the ERC benefits which were recognized in the prior year period.

Investing Cash Flows

During the six months ended June 30, 2022, net cash used in investing activities totaled $1,697, compared to net cash used in investing activities of $742 during the prior year period. The increase in net cash used in investing activities as compared to the prior-year period was primarily due to an increase in net purchases of property and equipment.

Financing Cash Flows

During the six months ended June 30, 2022, net cash provided by financing activities totaled $9,158, compared to net cash provided by financing activities of $12,114 during the prior year period. The decrease was primarily due to the absence of proceeds from the sale of securities under the Equity Distribution Agreement in the current year, partially offset by increased net borrowings under our 2016 Credit Facility in the current year.

In 2016, we entered into a $570 loan agreement with the Development Corporation of Abilene which is included in the “Long-term debt, net of current maturities” line item of our condensed consolidated financial statements as of June 30, 2022 and December 31, 2021. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During each of the years 2021, 2020, 2019 and 2018, $114 of the loan was forgiven. As of June 30, 2022, the loan balance was $114. In addition, we have outstanding notes payable for capital expenditures in the amount of $714 and $363 as of June 30, 2022 and December 31, 2021, respectively, with $27 and $186 included in the “Line of Credit and other notes payable” line item of our condensed consolidated financial statements as of June 30, 2022 and December 31, 2021. The notes payable have monthly payments that range from $3 to $16 and an interest rate of approximately 4%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable mature in September 2028.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORM 10-Q FOR THE QUARTER ENDED June 30, 2022

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
101

The following financial information from this Form 10-Q of Broadwind, Inc. for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BROADWIND, INC.

August 9, 2022	By:	/s/ Eric B. Blashford
Eric B. Blashford
President, Chief Executive Officer, and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)