Form 10-Q
period 2022-09-30
BROADWIND, INC.
filed 2022-11-08
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of November 4, 2022: 20,673,265.

BROADWIND, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash	$1,509	$852
Accounts receivable, net	16,916	13,802
Employee retention credit receivable	—	497
Contract assets	3,489	1,136
Inventories, net	33,902	33,377
Prepaid expenses and other current assets	3,858	2,661
Total current assets	59,674	52,325
LONG-TERM ASSETS:
Property and equipment, net	45,497	43,655
Operating lease right-of-use assets	16,872	18,029
Intangible assets, net	2,902	3,453
Other assets	1,119	585
TOTAL ASSETS	$126,064	$118,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and other notes payable	$15,629	$6,650
Current portion of finance lease obligations	1,967	2,060
Current portion of operating lease obligations	1,871	1,775
Accounts payable	21,436	16,462
Accrued liabilities	4,897	3,654
Customer deposits	3,076	12,082
Total current liabilities	48,876	42,683
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	8,489	177
Long-term finance lease obligations, net of current portion	2,881	2,481
Long-term operating lease obligations, net of current portion	17,180	18,405
Other	24	167
Total long-term liabilities	28,574	21,230
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 20,944,873 and 19,859,650 shares issued as of September 30, 2022, and December 31, 2021, respectively	21	20
Treasury stock, at cost, 273,937 shares as of September 30, 2022 and December 31, 2021	(1,842)	(1,842)
Additional paid-in capital	396,730	395,372
Accumulated deficit	(346,295)	(339,416)
Total stockholders’ equity	48,614	54,134
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,064	$118,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$44,843	$40,389	$136,699	$119,608
Cost of sales	41,095	38,315	128,545	115,054
Gross profit	3,748	2,074	8,154	4,554
OPERATING EXPENSES:
Selling, general and administrative	4,085	3,888	12,109	12,623
Intangible amortization	183	183	550	550
Total operating expenses	4,268	4,071	12,659	13,173
Operating loss	(520)	(1,997)	(4,505)	(8,619)
OTHER (EXPENSE) INCOME, net:
Paycheck Protection Program loan forgiveness	—	—	—	9,151
Interest expense, net	(1,234)	(269)	(2,355)	(816)
Other, net	(4)	185	17	7,322
Total other (expense) income, net	(1,238)	(84)	(2,338)	15,657
Net (loss) income before provision for income taxes	(1,758)	(2,081)	(6,843)	7,038
Provision for income taxes	14	24	36	101
NET (LOSS) INCOME	(1,772)	(2,105)	(6,879)	6,937
NET (LOSS) INCOME PER COMMON SHARE—BASIC:
Net (loss) income	$(0.09)	$(0.11)	$(0.34)	$0.38
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	20,506	19,418	20,156	18,460
NET (LOSS) INCOME PER COMMON SHARE—DILUTED:
Net (loss) income	$(0.09)	$(0.11)	$(0.34)	$0.36
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	20,506	19,418	20,156	19,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2020	17,211,498	$17	(273,937)	$(1,842)	$384,749	$(342,263)	$40,661
Stock issued for restricted stock	241,806	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	26,265	—	—	—	258	—	258
Share-based compensation	—	—	—	—	219	—	219
Shares withheld for taxes in connection with issuance of restricted stock	(105,399)	—	—	—	(847)	—	(847)
Sale of common stock, net	1,100,000	1	—	—	6,100	—	6,101
Net loss	—	—	—	—	—	(1,210)	(1,210)
BALANCE, March 31, 2021	18,474,170	$18	(273,937)	$(1,842)	$390,479	$(343,473)	$45,182
Stock issued for restricted stock	440,611	1	—	—	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	71,334	—	—	—	312	—	312
Share-based compensation	—	—	—	—	445	—	445
Shares withheld for taxes in connection with issuance of restricted stock	(124,814)	—	—	—	(644)	—	(644)
Sale of common stock, net	797,697	1	—	—	3,247	—	3,248
Net income	—	—	—	—	—	10,252	10,252
BALANCE, June 30, 2021	19,658,998	20	(273,937)	(1,842)	393,839	(333,221)	58,796
Stock issued for restricted stock	9,583	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	87,615	—	—	—	300	—	300
Share-based compensation	—	—	—	—	193	—	193
Shares withheld for taxes in connection with issuance of restricted stock	(2,940)	—	—	—	(12)	—	(12)
Sale of common stock, net	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	(2,105)	(2,105)
BALANCE, September 30, 2021	19,753,256	$20	(273,937)	$(1,842)	$394,300	$(335,326)	$57,152

BALANCE, December 31, 2021	19,859,650	$20	(273,937)	$(1,842)	$395,372	$(339,416)	$54,134
Stock issued for restricted stock	480,595	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	146,790	—	—	—	282	—	282
Share-based compensation	—	—	—	—	192	—	192
Shares withheld for taxes in connection with issuance of restricted stock	(194,962)	—	—	—	(411)	—	(411)
Net loss	—	—	—	—	—	(2,404)	(2,404)
BALANCE, March 31, 2022	20,292,073	$20	(273,937)	$(1,842)	$395,435	$(341,820)	$51,793
Stock issued for restricted stock	328,139	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	207,722	—	—	—	331	—	331
Share-based compensation	—	—	—	—	388	—	388
Shares withheld for taxes in connection with issuance of restricted stock	(82,946)	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	—	(2,703)	(2,703)
BALANCE, June 30, 2022	20,744,988	$20	(273,937)	$(1,842)	$396,021	$(344,523)	$49,676
Stock issued for restricted stock	7,000	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	94,773	—	—	—	302	—	302
Share-based compensation	—	—	—	—	180	—	180
Shares withheld for taxes in connection with issuance of restricted stock	(2,267)	—	—	—	(2)	—	(2)
Sale of common stock, net	100,379	1	—	—	229	—	230
Net loss	—	—	—	—	—	(1,772)	(1,772)
BALANCE, September 30, 2022	20,944,873	$21	(273,937)	$(1,842)	$396,730	$(346,295)	$48,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,879)	$6,937
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	4,581	4,758
Paycheck Protection Program loan forgiveness	—	(9,151)
Deferred income taxes	(13)	19
Change in fair value of interest rate swap agreements	(27)	18
Stock-based compensation	760	857
Allowance for doubtful accounts	(18)	(434)
Common stock issued under defined contribution 401(k) plan	915	870
Loss (gain) on disposal of assets	3	(33)
Changes in operating assets and liabilities:
Accounts receivable	(3,096)	(360)
Employee retention credit receivable	497	(503)
Contract assets	(2,353)	763
Inventories	(525)	1,848
Prepaid expenses and other current assets	(1,200)	689
Accounts payable	4,968	(4,321)
Accrued liabilities	1,271	(2,285)
Customer deposits	(9,006)	(11,139)
Other non-current assets and liabilities	(149)	644
Net cash used in operating activities	(10,271)	(10,823)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,757)	(1,369)
Proceeds from disposals of property and equipment	—	33
Net cash used in investing activities	(2,757)	(1,336)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	7,966	4,039
Payments for deferred financing costs	(470)	—
Proceeds from long-term debt	8,113	613
Payments on long-term debt	(261)	(159)
Principal payments on finance leases	(1,347)	(1,197)
Shares withheld for taxes in connection with issuance of restricted stock	(546)	(1,503)
Proceeds from sale of common stock, net	230	9,329
Net cash provided by financing activities	13,685	11,122
NET INCREASE (DECREASE) IN CASH	657	(1,037)
CASH beginning of the period	852	3,372
CASH end of the period	$1,509	$2,335

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

Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2022, or any other interim period, which may differ materially due to, among other things, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

The December 31, 2021 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2022 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Company Description

Through its subsidiaries, the Company is a precision manufacturer of structures, equipment and components for clean technology and other specialized applications. The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s capabilities include, but are not limited to the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, gearbox repair, heat treatment, assembly, engineering and packaging solutions. The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 51% and 66% of the Company’s revenue during the first nine months of 2022 and 2021, respectively.

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

Total debt and finance lease obligations at  September 30, 2022 totaled $28,966, which includes current outstanding debt and finance leases totaling $17,596. The Company's revolving line of credit balance is included in the “Line of credit and other notes payable” line item in the Company's condensed consolidated balance sheet.

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

On March 9, 2021, the Company entered into a $10,000 Equity Distribution Agreement (the “Equity Distribution Agreement”) with Craig-Hallum Capital Group, LLC. Pursuant to the terms of the Equity Distribution Agreement, the Company issued 1,897,697 shares of the Company’s common stock, par value $0.001 per share, thereunder during the first two quarters of 2021. The net proceeds (before upfront costs) to the Company from the sale of such shares were approximately $9,725 after deducting commissions paid of approximately $275 and before deducting other expenses of $411.

On September 12, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $12,000. Any shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and the 424(b) prospectus supplement relating to the offering dated September 12, 2022. The Company will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. During the quarter ended September 30, 2022, the Company issued 100,379 shares of the Company’s common stock under the Sales Agreement and the net proceeds (before upfront costs) to the Company from the sale of the Company’s common stock were approximately $323 after deducting commissions paid of approximately $9 and before deducting other expenses of $93. As of September 30, 2022, shares of the Company’s common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement.

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

During the three and nine months ended September 30, 2022, the Company sold account receivables totaling $30,662 and $77,099, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $615 and $1,110, respectively. During the three and nine months ended September 30, 2021, the Company sold account receivables totaling $23,998 and $78,661, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $47 and $183, respectively.

The Company anticipates that current cash resources, amounts available under the 2022 Credit Facility, cash to be generated from operations and equipment financing, potential proceeds from the sale of Company securities under the Sales Agreement and any potential proceeds from the sale of further Company securities under the Form S-3 will be adequate to meet the Company’s liquidity needs for at least the next twelve months.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Heavy Fabrications	$30,640	$28,675	$93,486	$87,282
Gearing	10,190	7,562	30,890	20,315
Industrial Solutions	4,020	4,213	13,142	12,357
Eliminations	(7)	(61)	(819)	(346)
Consolidated	$44,843	$40,389	$136,699	$119,608

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

Within the Gearing segment, the Company recognized revenue over time of $499 and $2,444 for the three and nine months ended September 30, 2021, respectively, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Since the Company’s projects are labor intensive, the Company uses labor hours as the input measure of progress for the applicable contracts. During the fourth quarter of 2021, the Company ceased recording revenue over time within the Gearing segment due to a change in terms. During the nine months ended September 30, 2022 and 2021, the Company recognized a portion of revenue within the Heavy Fabrications segment over time, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Within the Heavy Fabrications segment, the Company recognized revenue over time of $5,927 and $13,336 for the three and nine months ended September 30, 2022, respectively and recognized revenue over time of $1,791 and $4,220 for the three and nine months ended September 30, 2021, respectively. The Company also uses labor hours as the input measure of progress for the applicable Heavy Fabrications contracts since the projects are labor intensive. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. Contract assets represent the Company’s rights to consideration for work completed but not billed at the end of the period.

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

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic earnings per share calculation:
Net (loss) income	$(1,772)	$(2,105)	$(6,879)	$6,937
Weighted average number of common shares outstanding	20,505,884	19,417,675	20,155,548	18,460,444
Basic net (loss) income per share	$(0.09)	$(0.11)	$(0.34)	$0.38
Diluted earnings per share calculation:
Net (loss) income	$(1,772)	$(2,105)	$(6,879)	$6,937
Weighted average number of common shares outstanding	20,505,884	19,417,675	20,155,548	18,460,444
Common stock equivalents:
Non-vested stock awards (1)	—	—	—	757,976
Weighted average number of common shares outstanding	20,505,884	19,417,675	20,155,548	19,218,420
Diluted net (loss) income per share	$(0.09)	$(0.11)	$(0.34)	$0.36

(1) Restricted stock units granted and outstanding of 811,342 as of September 30, 2022, are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company’s net loss for the three and nine months ended September 30, 2022.

NOTE 4 — INVENTORIES

The components of inventories as of September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30,	December 31,
	2022	2021
Raw materials	$21,512	$16,148
Work-in-process	10,634	13,639
Finished goods	4,252	6,575
	36,398	36,362
Less: Reserve for excess and obsolete inventory	(2,496)	(2,985)
Net inventories	$33,902	$33,377

NOTE 5 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf Company, LLC completed in 2017. Intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 0 to 5 years.

As of September 30, 2022 and December 31, 2021, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	September 30, 2022					December 31, 2021
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Noncompete agreements	$170	$(161)	$—	$9	0.3	$170	$(139)	$—	$31	1.1
Customer relationships	15,979	(7,513)	(7,592)	874	3.3	15,979	(7,284)	(7,592)	1,103	4.0
Trade names	9,099	(7,080)	—	2,019	5.0	9,099	(6,780)	—	2,319	5.8
Intangible assets	$25,248	$(14,754)	$(7,592)	$2,902	4.5	$25,248	$(14,203)	$(7,592)	$3,453	5.2

As of September 30, 2022, estimated future amortization expense was as follows:

2022	$180
2023	664
2024	661
2025	661
2026	422
2027 and thereafter	314
Total	$2,902

NOTE 6 — ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued payroll and benefits	$3,355	$2,992
Fair value of interest rate swap	—	27
Accrued property taxes	546	—
Income taxes payable	39	1
Accrued professional fees	109	129
Accrued warranty liability	128	125
Self-insured workers compensation reserve	31	166
Accrued other	689	214
Total accrued liabilities	$4,897	$3,654

NOTE 7 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Line of credit	$14,406	$6,350
Current portion of term loan	1,083	—
Other notes payable	2,198	274
Long-term debt	6,431	203
Less: Current portion	(15,629)	(6,650)
Long-term debt, net of current maturities	$8,489	$177

Credit Facility

On October 26, 2016, the Company established a three-year secured revolving line of credit with CIBC Bank USA (“CIBC”). This line of credit has been amended from time to time. On February 25, 2019, the line of credit was expanded and extended for three years when the Company and its subsidiaries entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”), with CIBC as administrative agent and sole lead arranger and the other financial institutions party thereto, providing the Company and its subsidiaries with a $35,000 secured credit facility (as amended to date, the “2016 Credit Facility”). The obligations under the 2016 Credit Facility were secured by, subject to certain exclusions, (i) a first priority security interest in all accounts receivable, inventory, equipment, cash and investment property, and (ii) a mortgage on the Abilene, Texas tower and Pittsburgh, Pennsylvania gearing facilities.

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

In conjunction with the Amended and Restated Loan Agreement, during June 2019, the Company entered into a floating to fixed interest rate swap with CIBC. The swap agreement has a notional amount of $6,000 and a schedule matching that of the underlying loan that synthetically fixed the interest rate on LIBOR borrowings for the entire original term of the 2016 Credit Facility at 2.13%, before considering the Company’s risk premium. The interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, which may subject the Company’s results of operations to non-cash volatility. The interest rate swap liability is included in the “Accrued liabilities” line item of the Company’s condensed consolidated financial statements as of  December 31, 2021. The interest rate swap expired in  February 2022.

On August 4, 2022, the Company entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), providing the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. The 2022 Credit Facility replaced the 2016 Credit Facility. All obligations outstanding under the 2016 Credit Facility were refinanced by the 2022 Credit Facility on August 5, 2022.

The 2022 Credit Facility contains customary covenants limiting the Company’s and its subsidiaries’ ability to, among other things, incur liens, make investments, incur indebtedness, merge or consolidate with others or dispose of assets, change the nature of its business, and enter into transactions with affiliates.  In addition, the 2022 Credit Facility contains financial covenants requiring the Company to have a Fixed Charge Coverage Ratio (as defined in the 2022 Credit Facility) (i) as of the twelve-month period ending July 31, 2023 through and including December 31, 2023 of 1.0 to 1.0; and (ii) as of each twelve-month period thereafter to be greater than 1.1 to 1.0 and minimum EBITDA (as defined in the 2022 Credit Facility) on a month-end basis of $0 for the six month period ending June 30, 2022, $1,500 for the nine-month period ending September 30, 2022, $2,500 for the twelve-month period ending December 31, 2022, $3,600 for the twelve-month period ending March 31, 2023, and $5,100 for the twelve-month period ending June 30, 2023. The initial term of the revolving credit facility matures August 4, 2027. The term loan also matures on August 4, 2027, with monthly payments based on an 84-month amortization.

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

In connection with the 2022 Credit Facility, on August 4, 2022, the Company and its subsidiaries (collectively, the “Guarantors”) entered into a guaranty (the “Guaranty”) in favor of Wells Fargo, whereby the Guarantors guaranteed the full payment of all the obligations of the Company and its subsidiaries under the 2022 Credit Facility. Each of the Company’s additional subsidiaries, if any, upon becoming a direct or indirect subsidiary, will be required to become a party to the Guaranty. Additionally, in connection with the 2022 Credit Facility, the Company incurred deferred financing costs in the amount of $470 primarily related to the revolving credit loan. These costs are included in the “Other assets” line item of the Company's condensed consolidated financial statements as of September 30, 2022.

As of September 30, 2022, there was $21,893 of outstanding indebtedness under the 2022 Credit Facility, with the ability to borrow an additional $13,315. As of September 30, 2022, the Company was in compliance with all financial covenants under the 2022 Credit Facility.

Other

In 2016, the Company entered into a $570 loan agreement with the Development Corporation of Abilene which is included in the “Line of credit and other notes payable” line item of the Company’s condensed consolidated financial statements as of September 30, 2022 and December 31, 2021. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During each of the years 2021, 2020, 2019, and 2018, $114 of the loan was forgiven. As of September 30, 2022, the loan balance was $114. In addition, the Company has outstanding notes payable for capital expenditures in the amount of $2,111 and $363 as of September 30, 2022 and December 31, 2021, respectively, with $26 and $186 included in the “Line of credit and other notes payable” line item of the Company’s condensed consolidated financial statements as of September 30, 2022 and December 31, 2021. The notes payable have monthly payments that range from $3 to $16 and an interest rate of approximately 6%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable mature in  September 2028.

NOTE 8 — LEASES

The Company leases certain facilities and equipment. The leases are accounted for under Accounting Standard Update 2016-02, Leases (“Topic 842”), and the Company elected to apply each available practical expedient. The discount rates used for the leases are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

The Company has elected to apply the short-term lease exception to all leases of one year or less. During the nine months ended September 30, 2022 and 2021, the Company had additional operating leases that resulted in right-of-use assets obtained in exchange for lease obligations of $187 and $907, respectively. Additionally, during the nine months ended September 30, 2022 and 2021, the Company had additional finance leases that resulted in property, plant, and equipment obtained in exchange for lease obligations of $1,773 and $2,444, respectively.

Some of the Company’s facility leases include options to renew. The exercise of the renewal options is typically at the Company’s discretion. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$293	$268	$869	$709
Interest on finance lease liabilities	82	92	259	265
Total finance lease costs	375	360	1,128	974
Operating lease cost components:
Operating lease cost	716	741	2,119	2,260
Short-term lease cost	187	166	483	540
Variable lease cost (1)	218	220	669	647
Sublease income	(64)	(47)	(143)	(140)
Total operating lease costs	1,057	1,080	3,128	3,307

Total lease cost	$1,432	$1,440	$4,256	$4,281

Supplemental cash flow information related to our operating leases is as follows for the nine months ended September 30, 2022 and 2021:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases			$2,609	$2,722

Weighted-average remaining lease term-finance leases at end of period (in years)			2.5	2.0
Weighted-average remaining lease term-operating leases at end of period (in years)			8.3	9.1
Weighted-average discount rate-finance leases at end of period			6.0%	6.4%
Weighted-average discount rate-operating leases at end of period			8.7%	8.6%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of September 30, 2022, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2022	$728	$887	$1,615
2023	1,924	3,453	5,377
2024	1,041	2,998	4,039
2025	635	3,064	3,699
2026	422	3,059	3,481
2027 and thereafter	694	14,046	14,740
Total lease payments	5,444	27,507	32,951
Less—portion representing interest	(596)	(8,456)	(9,052)
Present value of lease obligations	4,848	19,051	23,899
Less—current portion of lease obligations	(1,967)	(1,871)	(3,838)
Long-term portion of lease obligations	$2,881	$17,180	$20,061

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

The following tables represent the fair values of the Company’s financial liabilities as of September 30, 2022 and December 31, 2021:

September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$27	$—	$27
Total liabilities at fair value	$—	$27	$—	$27

NOTE 10 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of September 30, 2022, the Company has a full valuation allowance recorded against deferred tax assets. During the nine months ended September 30, 2022, the Company recorded a provision for income taxes of $36, compared to a provision for income taxes of $101 during the nine months ended September 30, 2021.

The Company files income tax returns in U.S. federal and state jurisdictions. As of September 30, 2022, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2021, the Company had federal and unapportioned state net operating loss (“NOL”) carryforwards of $277,310 of which $227,781 will generally begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

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

As of September 30, 2022, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of September 30, 2022.

NOTE 11 — SHARE-BASED COMPENSATION

There was no stock option activity during the nine months ended September 30, 2022 and no stock options were outstanding as of September 30, 2022. During the three months ended September 30, 2022, the Company recorded share-based compensation expense in the amount of $425 for liability awards that will be settled in shares in 2023. The liability is recognized in the “Accrued liabilities” line item of the Company’s condensed consolidated balance sheet and has a balance of $425 as of  September 30, 2022.

The following table summarizes the Company’s restricted stock unit and performance award activity during the nine months ended September 30, 2022:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2021	918,448	$2.72
Granted	734,077	$1.75
Vested	(815,734)	$2.23
Forfeited	(25,449)	$2.60
Unvested as of September 30, 2022	811,342	$2.39

Under certain situations, shares are withheld from issuance to cover taxes for the vesting of restricted stock units and performance awards. For the nine months ended September 30, 2022, 280,175 shares were withheld to cover $546 of tax obligations.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021, as follows:

	Nine Months Ended September 30,
	2022	2021
Share-based compensation expense:
Cost of sales	$106	$103
Selling, general and administrative	1,079	754
Net effect of share-based compensation expense on net income	$1,185	$857
Reduction in earnings per share:
Basic earnings per share	$0.06	$0.05
Diluted earnings per share	$0.06	$0.04

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Basis of Presentation” of these condensed consolidated financial statements. Summary financial information by reportable segment for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2022
Revenues from external customers	$30,640	$10,190	$4,013	$—	$—	$44,843
Intersegment revenues	—	—	7	—	(7)	—
Net revenues	30,640	10,190	4,020	—	(7)	44,843
Operating income (loss)	372	624	(191)	(1,322)	(3)	(520)
Depreciation and amortization	852	477	98	59	—	1,486
Capital expenditures	976	64	20	—	—	1,060

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2021
Revenues from external customers	$28,675	$7,562	$4,152	$—	$—	$40,389
Intersegment revenues	—	—	61	—	(61)	—
Net revenues	28,675	7,562	4,213	—	(61)	40,389
Operating (loss) income	(445)	(219)	(108)	(1,248)	23	(1,997)
Depreciation and amortization	967	463	105	59	—	1,594
Capital expenditures	294	306	—	4	—	604

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2022
Revenues from external customers	$93,486	$30,874	$12,339	$—	$—	$136,699
Intersegment revenues	—	16	803	—	(819)	—
Net revenues	93,486	30,890	13,142	—	(819)	136,699
Operating loss	(11)	(73)	(368)	(4,050)	(3)	(4,505)
Depreciation and amortization	2,593	1,507	299	182	—	4,581
Capital expenditures	2,176	540	38	3	—	2,757

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2021
Revenues from external customers	$87,277	$20,315	$12,016	$—	$—	$119,608
Intersegment revenues	5	—	341	—	(346)	—
Net revenues	87,282	20,315	12,357	—	(346)	119,608
Operating loss	(1,873)	(2,090)	(169)	(4,487)	—	(8,619)
Depreciation and amortization	2,904	1,383	315	156	—	4,758
Capital expenditures	942	343	26	58	—	1,369

	Total Assets as of
	September 30,	December 31,
Segments:	2022	2021
Heavy Fabrications	$38,975	$37,131
Gearing	51,356	46,219
Industrial Solutions	11,277	10,825
Corporate	241,385	228,219
Eliminations	(216,929)	(204,347)
	$126,064	$118,047

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the nine months ended September 30, 2022 and 2021 consisted of the following:

	For the Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$47	$473
Write-offs	(8)	(432)
Other adjustments	(10)	(2)
Balance at end of period	$29	$39

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages as of  September 30, 2022 or December 31, 2021.

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

Key Financial Measures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues	$44,843	$40,389	$136,699	$119,608
Net (loss) income	$(1,772)	$(2,105)	$(6,879)	$6,937
Adjusted EBITDA (1)	$1,897	$401	$2,259	$14,418
Capital expenditures	$1,060	$604	$2,757	$1,369
Free cash flow (2)	$223	$(3,251)	$(8,169)	$(1,913)
Operating working capital (3)	$26,306	$19,554	$26,306	$19,554
Total debt	$24,118	$5,673	$24,118	$5,673
Total orders	$84,457	$42,597	$163,196	$103,252
Backlog at end of period (4)	$132,213	$76,531	$132,213	$76,531
Book-to-bill (5)	1.9	1.1	1.2	0.9

(1)

We provide non-GAAP adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, share based compensation and other stock payments, restructuring costs, impairment charges, and other non-cash gains and losses) as supplemental information regarding our business performance. Our management uses adjusted EBITDA when it internally evaluates the performance of our business, reviews financial trends and makes operating and strategic decisions. We believe that this non-GAAP financial measure is useful to investors because it provides a better understanding of our past financial performance and future results, and it allows investors to evaluate our performance using the same methodology and information as used by our management. Our definition of adjusted EBITDA may be different from similar non-GAAP financial measures used by other companies and/or analysts.

(2)

We define free cash flow as adjusted EBITDA plus or minus changes in operating working capital less capital expenditures net of any proceeds from disposals of property and equipment. We believe free cash flow is a useful measure for investors because it portrays our ability to generate cash from our business for purposes such as repaying maturing debt and funding future investments.

(3)	We define operating working capital as accounts receivable and inventory net of accounts payable and customer deposits.

(4)	Our backlog at September 30, 2022 and 2021 is net of revenue recognized over time.

(5)	We define the book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net (loss) income	$(1,772)	$(2,105)	$(6,879)	$6,937
Interest expense	1,234	269	2,355	816
Income tax provision	14	24	36	101
Depreciation and amortization	1,486	1,594	4,581	4,758
Share-based compensation and other stock payments	935	619	2,166	1,806
Adjusted EBITDA	1,897	401	2,259	14,418
Changes in operating working capital	(614)	(2,555)	(7,671)	(14,492)
Employee retention credit receivable	—	(503)	—	(503)
Capital expenditures	(1,060)	(604)	(2,757)	(1,369)
Proceeds from disposal of property and equipment	—	10	—	33
Free Cash Flow	$223	$(3,251)	$(8,169)	$(1,913)

OUR BUSINESS

Third Quarter Overview

We booked $84,457 in new orders in the third quarter of 2022, up significantly from $42,597 in the third quarter of 2021. Within our Heavy Fabrications segment, wind tower orders increased 223% compared to the prior year quarter as tower customers secured 2022 and 2023 production capacity to support ongoing wind turbine tower installation projects. Partially offsetting the increase in tower orders within the Heavy Fabrication segment was a 41% decrease in industrial fabrication orders. Gearing segment orders increased 34% compared to the prior year quarter primarily due to higher demand from oil and gas (“O&G”), industrial, and mining customers. Orders within our Industrial Solutions segment increased by 34% as compared to the prior year quarter, primarily due to an increase in new gas turbine orders.

We recognized revenue of $44,843 in the third quarter of 2022, up 11% compared to the third quarter of 2021, primarily due to a 95% increase in industrial fabrications product line revenue within the Heavy Fabrications segment and a 35% increase in Gearing segment revenue. The increase in industrial fabrication revenue is primarily attributable to strong recent order intake from industrial customers and revenue recognized on our Pressure Reducing Systems (“PRS”) units. This increase was partially offset by a 26% decrease in tower sections sold. The Gearing revenue increase was primarily driven by strong order intake in recent quarters from O&G customers, partially offset by a decrease in aftermarket wind revenue. Industrial Solutions segment revenue decreased 5% compared to the prior year quarter, primarily due to global logistics delays.

We recorded a net loss of $1,772 or $0.09 per share in the third quarter of 2022, compared to a net loss $2,105 or $0.11 per share in the third quarter of 2021.This decrease in net loss was due primarily to higher sales, partially offset by higher material costs and increased interest expense.

COVID-19 Pandemic

The COVID-19 pandemic has disrupted business, trade, commerce and financial markets in the U.S. and globally. Through September 30, 2022, we experienced an adverse impact to our business, operations and financial results as a result of the COVID-19 pandemic due in part to a decline in order activity levels, manufacturing inefficiencies associated with supply chain disruptions and employee staffing constraints due to the spread of the COVID-19 pandemic. In response to the pandemic, we continue to right-size our workforce and delay certain capital expenditures. In future periods, we may experience weaker customer demand, requests for extended payment terms, customer bankruptcies, additional supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. As we cannot predict the duration or scope of the pandemic, including in light of the emerging variants, or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2022, Compared to Three months ended September 30, 2021

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

	Three Months Ended September 30,				2022 vs. 2021
		% of Total		% of Total
	2022	Revenue	2021	Revenue	$ Change	% Change
Revenues	$44,843	100.0%	$40,389	100.0%	$4,454	11.0%
Cost of sales	41,095	91.6%	38,315	94.9%	2,780	7.3%
Gross profit	3,748	8.4%	2,074	5.1%	1,674	80.7%
Operating expenses
Selling, general and administrative expenses	4,085	9.1%	3,888	9.6%	197	5.1%
Intangible amortization	183	0.4%	183	0.5%	—	0.0%
Total operating expenses	4,268	9.5%	4,071	10.1%	197	4.8%
Operating loss	(520)	(1.2)%	(1,997)	(4.9)%	1,477	74.0%
Other (expense) income, net
Interest expense, net	(1,234)	(2.8)%	(269)	(0.7)%	(965)	(358.7)%
Other, net	(4)	(0.0)%	185	0.5%	(189)	(102.2)%
Total other (expense) income, net	(1,238)	(2.8)%	(84)	(0.2)%	(1,154)	(1373.8)%
Net loss before provision for income taxes	(1,758)	(3.9)%	(2,081)	(5.2)%	323	15.5%
Provision for income taxes	14	0.0%	24	0.1%	(10)	(41.7)%
Net loss	$(1,772)	(4.0)%	$(2,105)	(5.2)%	$333	15.8%

Consolidated

Revenues increased by $4,454 versus the prior year quarter. This increase was primarily due to a 95% increase in industrial fabrications product line revenue within the Heavy Fabrications segment compared to the prior year quarter primarily as a result of strong recent order intake from industrial customers and revenue recognized on our PRS units. This increase was partially offset by a 26% decrease in tower sections sold compared to the prior year quarter. Gearing segment revenue was up 35% from the third quarter of 2021, primarily driven by higher recent order intake from O&G customers, partially offset by a decrease in aftermarket wind revenue. Industrial Solutions segment revenue decreased by 5% from the third quarter of 2021 primarily due to global logistics delays.

Gross profit increased by $1,674 when compared to the prior year quarter, primarily due to the higher sales volumes within the Gearing and Heavy Fabrications segments, partially offset by higher material costs.

Due primarily to higher revenue levels, operating expenses as a percentage of sales decreased to 9.5% in the current-year quarter from 10.1% in the prior year quarter.

Net loss was $1,772 during the three months ended September 30, 2022, compared to a net loss of $2,105 during the three months ended September 30, 2021. This decrease in net loss was primarily due to the factors described above, partially offset by higher interest expense.

Heavy Fabrications Segment

	Three Months Ended
	September 30,
	2022	2021
Orders	$62,873	$26,539
Tower sections sold	145	197
Revenues	30,640	28,675
Operating income	372	(445)
Operating margin	1.2%	(1.6)%

Wind tower orders increased 223% compared to the prior year quarter as tower customers secured 2022 and 2023 production capacity to support ongoing wind turbine tower installation projects. Industrial fabrications product line orders decreased 41% from the prior year quarter primarily due to lower mining demand. Heavy Fabrications segment revenues increased 7% compared to the prior year primarily due to a 95% increase in industrial fabrication line revenues, which was partially offset by a 26% decrease in tower sections sold.

Heavy Fabrications segment operating income increased by $817 compared to the prior year quarter. The quarter-over-quarter improvement in operating performance is primarily a result of higher sales volumes and labor efficiencies, partially offset by higher material costs. Operating margin was 1.2% during the three months ended September 30, 2022, an increase from (1.6)% during the three months ended September 30, 2021.

Gearing Segment

	Three Months Ended
	September 30,
	2022	2021
Orders	$15,523	$11,546
Revenues	10,190	7,562
Operating income (loss)	624	(219)
Operating margin	6.1%	(2.9)%

Gearing segment orders increased 34% from the prior year period primarily due to increased demand from industrial, mining, and O&G customers. Gearing revenue was up 35% relative to the comparable prior year period primarily due to higher order intake in recent quarters from O&G customers, partially offset by a decrease in aftermarket wind revenue.

Gearing segment operating income improved by $843 from the prior year period. This improvement was primarily attributable to higher sales partially offset by increased fixed costs to support volumes. Operating margin was 6.1% during the three months ended September 30, 2022, an improvement from (2.9)% during the three months ended September 30, 2021, driven primarily by the items identified above.

Industrial Solutions Segment

	Three Months Ended
	September 30,
	2022	2021
Orders	$6,061	$4,512
Revenues	4,020	4,213
Operating loss	(191)	(108)
Operating margin	(4.8)%	(2.6)%

Industrial Solutions segment orders increased by 34% from the prior year period primarily due to the timing of orders associated with new gas turbine orders. Segment revenue decreased by 5% from the prior year period primarily due to global logistics delays. Operating loss increased versus the prior-year quarter primarily as a result of lower sales and higher freight and packaging costs.

Corporate and Other

Corporate and Other expenses during the three months ended September 30, 2022 increased from the prior year period primarily due to higher compensation-related expenses.

Nine months ended September 30, 2022, Compared to Nine months ended September 30, 2021

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

	Nine Months Ended September 30,				2022 vs. 2021
		% of Total		% of Total
	2022	Revenue	2021	Revenue	$ Change	% Change
Revenues	$136,699	100.0%	$119,608	100.0%	$17,091	14.3%
Cost of sales	128,545	94.0%	115,054	96.2%	13,491	11.7%
Gross profit	8,154	6.0%	4,554	3.8%	3,600	79.1%
Operating expenses
Selling, general and administrative expenses	12,109	8.9%	12,623	10.6%	(514)	(4.1)%
Intangible amortization	550	0.4%	550	0.5%	—	—%
Total operating expenses	12,659	9.3%	13,173	11.0%	(514)	(3.9)%
Operating loss	(4,505)	(3.3)%	(8,619)	(7.2)%	4,114	47.7%
Other (expense) income, net
Paycheck Protection Program loan forgiveness	—	—%	9,151	7.7%	(9,151)	(100.0)%
Interest expense, net	(2,355)	(1.7)%	(816)	(0.7)%	(1,539)	(188.6)%
Other, net	17	0.0%	7,322	6.1%	(7,305)	(99.8)%
Total other (expense) income, net	(2,338)	(1.7)%	15,657	13.1%	(17,995)	(114.9)%
Net (loss) income before provision for income taxes	(6,843)	(5.0)%	7,038	5.9%	(13,881)	(197.2)%
Provision for income taxes	36	0.0%	101	0.1%	(65)	(64.4)%
Net (loss) income	$(6,879)	(5.0)%	$6,937	5.8%	$(13,816)	(199.2)%

Consolidated

Revenues increased by $17,091 versus the prior year period.  Gearing segment revenue was up 52% from 2021, primarily driven by strong recent order intake from O&G, mining, and industrial customers, partially offset by a decrease in aftermarket wind revenue. Heavy Fabrications segment revenues increased by 7% as lower tower demand was more than offset by a 101% increase in industrial fabrications product line revenue. The industrial fabrications product line revenue increase was primarily attributable to higher recent order intake from industrial and mining customers, in addition to revenue recognized on our PRS units. Industrial Solutions segment revenue increased by 6%, primarily due to an increase in revenue from aftermarket projects, partially offset by a decrease in revenue from new gas turbine projects.

Gross profit increased by $3,600 when compared to the prior year period primarily due to higher sales volumes in the Gearing and the Heavy Fabrications segments, partially offset by higher material costs and ramp-up costs. As a result, gross margin increased to 6.0% during the nine months ended September 30, 2022, from 3.8% during the nine months ended September 30, 2021.

Due primarily to higher revenue levels and reduced legal and professional fees, operating expenses as a percentage of sales decreased to 9.3% in the current-year period from 11.0% in the prior year period.

Net loss was $6,879 during the nine months ended September 30, 2022, compared to net income of $6,937 during the nine months ended September 30, 2021 primarily due to the factors described above and the absence of the $6,965 employee retention credit (“ERC”) benefit and the $9,151 Payroll Protection Program (“PPP”) loan forgiveness recorded in the prior year.

Heavy Fabrications Segment

	Nine Months Ended
	September 30,
	2022	2021
Orders	$110,022	$62,096
Tower sections sold	474	668
Revenues	93,486	87,282
Operating loss	(11)	(1,873)
Operating margin	(0.0)%	(2.1)%

Wind tower orders increased 106% versus the prior year period as tower customers secured 2022 and 2023 production capacity to support ongoing wind turbine tower installation projects. Industrial fabrications product line orders increased 10% from the prior year period primarily due to increased demand for PRS units and industrial products, partially offset by a reduction in mining demand. Heavy Fabrications segment revenues increased 7% primarily due to a 101% increase in industrial fabrication revenue primarily due to higher recent order intake from industrial and mining customers, in addition to revenue recognized from our PRS units in the current year. The increase in industrial fabrications revenue was partially offset by a 29% decrease in tower sections sold.

Heavy Fabrications segment operating loss improved by $1,862 compared to the prior year period. The improvement in operating performance was primarily a result of higher sales in the current year and the absence of one-time events that occurred during the prior year period including a weather-related event and a customer driven project delay, partially offset by higher material costs and costs associated with transitioning a portion of the workforce to support growth in the industrial fabrications product line. Operating margin was 0.0% during the nine months ended September 30, 2022, an improvement from (2.1)% during the nine months ended September 30, 2021.

Gearing Segment

	Nine Months Ended
	September 30,
	2022	2021
Orders	$38,526	$29,325
Revenues	30,890	20,315
Operating loss	(73)	(2,090)
Operating margin	(0.2)%	(10.3)%

Gearing segment orders increased 31% from the prior year period primarily due to increased demand from O&G, mining, and industrial customers. Gearing revenue was up 52% relative to the comparable prior year period primarily due to higher order intake in recent quarters from O&G, industrial, and mining customers, partially offset by a decrease in aftermarket wind revenue.

Gearing segment operating loss improved by $2,017 from the prior year period. This improvement was primarily attributable to higher sales, partially offset by higher material costs, ramp-up costs, and increased fixed costs to support higher volumes. Operating margin was (0.2)% during the nine months ended September 30, 2022, an improvement from (10.3)% during the nine months ended September 30, 2021, driven primarily by the items identified above.

Industrial Solutions Segment

	Nine Months Ended
	September 30,
	2022	2021
Orders	$14,648	$11,831
Revenues	13,142	12,357
Operating loss	(368)	(169)
Operating margin	(2.8)%	(1.4)%

Industrial Solutions segment orders increased by 24% from the prior year period primarily due to the timing of orders associated with aftermarket projects. Segment revenue increased by 6% from the prior year period primarily due to an increase in revenue from aftermarket projects. The increased operating loss versus the prior year was primarily a result of higher variable expenses including freight costs.

Corporate and Other

Corporate and Other expenses during the nine months ended September 30, 2022 decreased from the prior year period primarily due to lower salaries and benefits.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2022, cash totaled $1,509, an increase of $657 from December 31, 2021. Cash balances remain limited as operating receipts and disbursements flow through our 2022 Credit Facility (as defined in Note 7, “Debt and Credit Agreements,” in the notes to our condensed consolidated financial statements), which was in a drawn position as of September 30, 2022. Debt and finance lease obligations at September 30, 2022 totaled $28,966. As of September 30, 2022, we had the ability to borrow up to an additional $13,315 under the 2022 Credit Facility. In addition to the 2022 Credit Facility, we also utilize supply chain financing arrangements as a component of our funding for working capital, which accelerates receivable collections and helps to better manage cash flow. Under these agreements, we have agreed to sell certain of our accounts receivable balances to banking institutions who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements. The balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the consolidated statements of cash flows. Fees incurred in connection with the agreements are recorded as interest expense.

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

On September 12, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agents shares of our common stock with an aggregate sales price of up to $12,000. Any shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and the 424(b) prospectus supplement relating to the offering dated September 12, 2022. We will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. During the quarter ended September 30, 2022, we issued 100,379 shares of our common stock under the Sales Agreement and the net proceeds (before upfront costs) to us from the sale of our common stock were approximately $323 after deducting commissions paid of approximately $9. As of September 30, 2022, shares of our common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement.

On August 4, 2022, we executed the 2022 Credit Agreement (as defined in Note 7, “Debt and Credit Agreements” in the notes to our condensed consolidated financial statements) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), providing us with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon our request and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. The 2022 Credit Facility replaces the 2016 Credit Facility (as defined in Note 7, “Debt and Credit Agreements” in the notes to our condensed consolidated financial statements). All obligations outstanding under the 2016 Credit Facility were refinanced by the 2022 Credit Facility on August 5, 2022. For more information on the 2022 Credit Facility, please see Note 7, “Debt and Credit Agreement” in the notes to our condensed consolidated financial statements.

We anticipate that current cash resources, amounts available under the 2022 Credit Facility, cash to be generated from operations and equipment financing, proceeds from the sale of securities under the Sales Agreement and any potential proceeds from the sale of further securities under the Form S-3 will be adequate to meet our liquidity needs for at least the next twelve months.

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

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021
Total cash (used in) provided by:
Operating activities	$(10,271)	$(10,823)
Investing activities	(2,757)	(1,336)
Financing activities	13,685	11,122
Net increase (decrease) in cash	$657	$(1,037)

Operating Cash Flows

During the nine months ended September 30, 2022, net cash used in operating activities totaled $10,271 compared to net cash used in operating activities of $10,823 during the prior year period. The decrease in net cash used was primarily due to improved operating performance in the current year and less operating working capital build, partially offset by the ERC and PPP loan forgiveness benefits which were recognized in the prior year period.

Investing Cash Flows

During the nine months ended September 30, 2022, net cash used in investing activities totaled $2,757, compared to net cash used in investing activities of $1,336 during the prior year period. The increase in net cash used in investing activities as compared to the prior-year period was primarily due to an increase in net purchases of property and equipment.

Financing Cash Flows

During the nine months ended September 30, 2022, net cash provided by financing activities totaled $13,685, compared to net cash provided by financing activities of $11,122 during the prior year period. The increase was primarily due to increased net borrowings under our 2022 Credit Facility in the current year, partially offset by the proceeds from the sale of securities under the Equity Distribution Agreement received in the prior year.

In 2016, we entered into a $570 loan agreement with the Development Corporation of Abilene which is included in the “Line of credit and other notes payable” line item of our condensed consolidated financial statements as of September 30, 2022 and December 31, 2021. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During each of the years 2021, 2020, 2019 and 2018, $114 of the loan was forgiven. As of September 30, 2022, the loan balance was $114. In addition, we have outstanding notes payable for capital expenditures in the amount of $2,111 and $363 as of September 30, 2022 and December 31, 2021, respectively, with $26 and $186 included in the “Line of Credit and other notes payable” line item of our condensed consolidated financial statements as of September 30, 2022 and December 31, 2021. The notes payable have monthly payments that range from $3 to $16 and an interest rate of approximately 6%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable mature in September 2028.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provided for the ERC, which is a refundable tax credit against certain employment taxes.  The ERC is available for wages paid through September 30, 2021 and is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. The maximum tax credit that could be claimed by an eligible employer in 2021 was $7,000 per employee per calendar quarter. In the first and second quarters of 2021, we received ERC benefits of $3,372 and $3,593, respectively, which were recorded in “Other income (expense), net” in our condensed consolidated statement of operations. We did not qualify for the ERC benefit during the third quarter of 2021 due to relatively higher revenues in 2021 as compared to the third quarter of 2019. The receivable for the remaining uncollected ERC benefit was $497 as of December 31, 2021 and was included in the “Employee retention credit receivable” line item in our condensed consolidated balance sheet at December 31, 2021. The remaining balance of $497 for the uncollected ERC benefit was collected during January 2022.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the three months ended September 30, 2022 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

BROADWIND, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2022

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 23, 2012)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 6, 2020)
3.4	Third Amended and Restated Bylaws of the Company, adopted as of May 4, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 6, 2020)
10.1	Credit Agreement, dated as of August 4, 2022, by and among Broadwind, Inc., Brad Foote Gear Works, Inc., Broadwind Industrial Solutions, LLC, Broadwind Heavy Fabrications, Inc., 5100 Neville Road, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 8, 2022)
10.2	Guaranty, dated as of August 4, 2022, by Broadwind, Inc., Brad Foote Gear Works, Inc., Broadwind Industrial Services, LLC, Broadwind Heavy Fabrications, Inc. and 5100 Neville Road, LLC in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 8, 2022)
10.3	Severance and Non-Competition Agreement dated as of August 10, 2022, between Broadwind, Inc. and Thomas A. Ciccone (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2022)
10.4	Sales Agreement, dated September 12, 2022, by and among Broadwind, Inc., Roth Capital Partners, LLC and H.C. Wainwright & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed September 12, 2022)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer*
101

The following financial information from this Form 10-Q of Broadwind, Inc. for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BROADWIND, INC.

November 8, 2022	By:	/s/ Eric B. Blashford
Eric B. Blashford
President and Chief Executive Officer
(Principal Executive Officer)