Form 10-K
period 2022-12-31
BROADWIND, INC.
filed 2023-03-09
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2022 the aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant was approximately $29,365,000, based upon the $1.64 per share closing sale price of the Registrant’s common stock as reported on the NASDAQ Capital Market. For purposes of this calculation, the Registrant’s directors and executive officers and holders of 5% or more of the Registrant’s outstanding shares of voting common stock have been assumed to be affiliates, with such affiliates holding an aggregate of 2,565,000 shares of the Registrant’s voting common stock on June 30, 2022.

The number of shares of the Registrant’s common stock, par value $0.001, outstanding as of March 6, 2023, was 20,853,193.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Business Overview

Broadwind is a precision manufacturer of structures, equipment and components for clean technology and other specialized applications. We provide technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). Our capabilities include but are not limited to the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, gearbox manufacturing and repair, heat treat, assembly, engineering and packaging solutions.

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

Gearing

We provide gearing and gearboxes to a broad set of customers in diverse markets including; onshore and offshore O&G fracking and drilling, surface and underground mining, wind energy, steel, material handling, infrastructure, marine and other industrial markets. We provide gearbox repair services and have manufactured loose gearing, gearboxes and systems, and provided heat treat services for aftermarket and OEM applications for nearly a century. While a significant portion of our business is manufactured to our customer’s specifications, we employ design and metallurgical engineers to meet our customer’s stringent quality requirements, to improve product performance, and reliability and to develop custom products that are integrated into our customer’s product offerings.

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

The following table summarizes the key markets served and product offering of our three segments:

Segment	Heavy Fabrications	Gearing	Industrial Solutions

Key Markets Served	-Wind Power Generation	-Onshore & Offshore	-Combined Cycle Natural
	-Surface and Underground Mining	Oil and Gas Fracking/Drilling	Gas Power Generation
	-Material Handling	-Surface and Underground Mining	-Solar Power Generation
	-Oil and Gas	-Steel Production	-Wind Power Generation
	-Construction	-Infrastructure
	-Infrastructure	-Wind Power Generation
-Pulp and Paper
-Material Handling
-Marine
-Waste Processing

Products	-Wind Towers	-Loose Gearing	-Supply Chain Solutions
	-Industrial Fabrications:	-Custom Gearboxes	-Inventory Management
	Mining Components	-Gearbox Repair	-Kitting and Assembly
	Crane Components	-Heat Treat Services	-Solar Inverter Racks
	Pressure Reducing Systems		-Solar Powered Shelters/Charging Stations
Other Frames/Structures
Pressure Vessels

Business and Operating Strategy

We intend to capitalize on the markets for wind energy, gas turbines, O&G, mining, and other industrial verticals in North America by leveraging our core competencies in welding, manufacturing, assembling and kitting. Our strategic objectives include the following, many of which are subject to risks and uncertainties that are, and have been, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result:

●

Diversify our customer and product line concentrations. In 2022, sales derived from our top five customers represented 69% of total sales and sales into the wind energy industry represented 48% of total sales. This is an improvement as compared to 2017, when our top five customers comprised 85% of total sales and sales in the wind energy industry represented 72% of total sales. To reduce the concentration of our sales, we have focused our product development activities and our sales force on expanding and diversifying our customer base and product lines. We are leveraging existing customer relationships within each of our segments to cross sell our broad portfolio of capabilities. We utilize a stage gate model for new product development, which provides a framework for evaluating opportunities and commercialization. Additionally, we continue to use new customer and product revenues as metrics within our variable executive compensation programs. Our diversification efforts are impacted in part by the end-market demand outlook.

●

Improve capacity utilization and broaden our manufacturing capabilities. Subject to labor availability, we have manufacturing capacity available that could support a significant increase in our annual revenues for heavy fabrications, gearing and industrial solutions. We are working to improve our capacity utilization and financial results by leveraging our existing manufacturing capacity and adjusting capacity where we can, in response to changing market conditions. In our Heavy Fabrications segment, we have expanded production capabilities and leveraged our fabrication competencies to support growth in mining, material handling, and other industrial markets.

●

Pursue opportunistic acquisitions as well as organic investments. In addition to existing business and operating strategies, we are endeavoring to identify, and opportunistically execute on, accretive acquisitions and organic investments that will allow us to achieve further growth. Our investment criteria for opportunistic acquisitions as well as organic investments include, among other things, our ability to: improve manufacturing competencies, support our existing capacity utilization strategy, enhance our diversification strategy and/or augment our penetration into renewable markets.  Additionally, we are developing new variations of our Pressure Reducing Systems (“PRS”) unit which supplies compressed natural gas to regions without established infrastructure as part of the virtual pipeline. We believe that execution of our investment strategy provides significant opportunity to generate stockholder value, through profitable growth and leveraging a significant unrealized economic asset, over $288 million of net operating losses (“NOLs”) as of December 31, 2022 which can be used to cover future prospective tax liabilities.

●

Streamline front-end processes to operational efficiency. We believe that the proper coordination and integration of the supply chain, consistent use of systems to manage our production activities and “Continuous Improvement” initiatives are key factors that enable high operating efficiencies, increased reliability, better delivery and lower costs. We utilize robust Advanced Product Quality Processes (APQP) to support the introduction of new products. We have developed better supply chain expertise, worked with lean enterprise resources, upgraded and improved systems utilization and invested capital to enhance our operational efficiency and flexibility. We have implemented scheduling software and have expanded our engineering organization to support the growing complexity of our expanded customer base and product lines. We have staffed our operations with Continuous Improvement experts in order to optimize our production processes to increase output, leverage our scale and lower our costs while maintaining product quality. During 2022 and 2021, supply chain and staffing constraints caused by the COVID-19 pandemic resulted in increased manufacturing inefficiencies.

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

CUSTOMERS

We manufacture products for a variety of customers in the wind energy, O&G, gas turbine, mining, and other industrial markets. Within the wind energy industry, our customer base consists primarily of wind turbine manufacturers who supply end users and wind farm operators with wind turbines, and wind gearbox re-manufacturers who use our replacement gears in their replacement gearboxes. The wind turbine market is very concentrated. According to Wood Mackenzie Power & Renewables 2022 industry data, the top four wind turbine manufacturers comprised approximately 90% of the U.S. market. As a result, although we have historically produced towers for a broad range of wind turbine manufacturers, in any given year a limited number of customers have accounted for the majority of our revenues. Within the O&G and mining industries, our customer base consists of manufacturers of hydraulic fracturing and mud pumps, drilling and production equipment, mining equipment, and off highway vehicles. Within the gas turbine industry, our customers supply end-users with natural gas turbines and after-market replacement and efficiency upgrade packages. Within our other industrial markets served, our customer base includes steel producers, ship builders, and manufacturers of material handling, pulp and paper and other power generation equipment. Sales to Siemens Gamesa Renewable Energy (“SGRE”) and GE Renewable Energy each represented greater than 10% of our consolidated revenues for the years ended December 31, 2022 and 2021. The loss of one of these customers could have a material adverse effect on our business, results of operation or financial condition. As a result, we have an ongoing initiative to diversify our customer base.

COMPETITION

Each of our businesses faces competition from both domestic and international companies. In recent years, the industrial gearing industry has experienced consolidation of producers and acquisitions by strategic buyers in response to strong international competition, although recent tariff and supply chain uncertainties have caused buyers to shift more of their purchases to domestic gear manufacturers.

Within the wind tower product line of our Heavy Fabrications segment, the largest North American based competitor is Arcosa Inc., which was formerly a Trinity Industries company. Other competitors include C.S. Wind, a South Korean Company, Marmen Industries, a Canadian company, and GRI Renewable Industries, a Spanish company, each of which have production facilities in the U.S. We also face competition from imported towers, although in recent years a number of trade cases have periodically significantly reduced competition from imports.

Imports from China and Vietnam have declined following a determination by the U.S. International Trade Commission (“USITC”) in 2013 that wind towers from those countries were being sold in the U.S. at less than fair value. As a result of the determination, the U.S. Department of Commerce (“USDOC”) issued antidumping and countervailing duty orders on imports of wind towers from China and an antidumping duty order on imports of towers from Vietnam. In May 2018, the U.S. Court of Appeals affirmed the decision from the U.S. Court of International Trade and at the same time excluded CS Wind Vietnam from the antidumping order. In April 2019, the USDOC extended the term of these duties for an additional five-year period. Following a renewed surge of tower imports from countries not impacted by existing tariffs, in July 2020, the USDOC issued antidumping and countervailing duty orders on imports of wind towers from Canada, Indonesia, and Vietnam and an antidumping order on imports of towers from Korea.  Then in September 2020, a new trade case was brought before the USDOC and USITC, to assess whether wind towers imported from India, Malaysia, and Spain were being sold in the U.S. at less than fair value. The USDOC and USITC issued affirmative final determinations in all three antidumping (India, Malaysia, and Spain) and two countervailing duty cases (India and Malaysia). The USDOC imposed orders for two cases in August 2021 and the remainder in December 2021. Appeals of several of the USDOC determinations are currently pending at the CIT and the CAFC.

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

In our Gearing segment, which is focused on O&G, wind energy, mining and steel markets, we compete with domestic and international manufacturers who produce gears greater than one meter in diameter. Our key competitors include Overton Chicago Gear, Cincinnati Gearing Systems, Milwaukee Gear and Horsburgh & Scott. In addition, we compete with the internal gear manufacturing capacity of relevant equipment manufacturers and face competition from foreign competitors.

In our Industrial Solutions segment, which is primarily focused on the gas turbine market, we compete with electrical supply distributors. Our key competitors include Gexpro and other small independent companies.

REGULATION

Production Tax Credit/Investment Tax Credit

The most impactful development incentive for our products has been the production tax credit (“PTC”) for new wind energy projects, which provides federal income tax credits based on electricity produced from qualifying wind turbines. Legislative support for the PTC has been intermittent since its introduction in 1992, which has caused volatility in the demand for new wind energy projects.

In December 2020, the Consolidated Appropriations Act of 2021 (“COVID IV”), a $2.3 trillion spending bill that combines a $1.4 trillion omnibus spending bill for federal fiscal year 2021 with $900 billion in stimulus relief for the COVID-19 pandemic was signed into law. As part of COVID IV, the PTC was extended for an additional year, allowing for a 60% credit for projects that start construction by the end of 2021.  In order to benefit from the PTC, qualifying projects must either be completed within four years from their start of construction, or the developer must demonstrate that its projects are in continuous construction between start of construction and completion. As a result of COVID IV, the PTC will subsidize wind projects commenced as late as 2021 and completed by 2025, or later if continuous construction can be demonstrated. Included in COVID IV is the addition of a new 30% investment tax credit (“ITC”) created for offshore wind projects that start construction by the end of 2025.  The provision will retroactively apply to projects that started production in 2016.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted to reduce inflation and promote clean energy in the United States. The IRA modifies and extends the PTC until the later of 2032 or when greenhouse gas emissions have been reduced by 75% compared to 2022. It provides for tax credits up to a maximum of 30%, adjusted for inflation annually, for electricity generated from qualified renewable energy sources where taxpayers meet prevailing wage standards and employ a sufficient proportion of qualified apprentices from registered apprenticeship programs. It also provides a bonus credit for qualifying clean energy production in energy communities.

The IRA also includes advanced manufacturing tax credits for manufacturers of eligible components, including wind and solar components (“45X credits”). Manufacturers qualify for the 45X credits based on the electricity output for each component produced and sold in the US starting in 2023 through 2032. The credit amount varies based on the eligible component, which includes solar components, wind energy components, inverters, qualifying battery components, and critical minerals. Tower manufacturers are eligible for credits of $0.03 per watt for applicable components produced. Manufacturers can apply to the Internal Revenue Service for cash refunds of the 45X credits for up to five years. After the first five years, the 45X credits are transferable and can be sold to third parties for cash. We are waiting for the Internal Revenue Service and the U.S. Treasury Department to provide implementation guidance for the legislation.

Investment in Infrastructure

In November 2021, the federal Infrastructure Investment and Jobs Act (“IIJA”) was signed into law. The IIJA provides for $548 billion in new infrastructure spending over the next five years and $650 billion in previously allocated funds. The IIJA allocated $62 billion to the Department of Energy for various projects focused on clean energy resources and expanding renewable energy. However the timing of the award of projects funded by the IIJA is uncertain thus the impact on our business is uncertain.

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

Environmental

Our operations are subject to numerous federal, state and local environmental laws and regulations. Although it is our objective to maintain compliance with these laws and regulations, it may not be possible to quantify with certainty the potential impact of actions involving environmental matters, particularly remediation and other compliance efforts that we may undertake in the future.

BACKLOG

We sell our towers under either supply agreements or individual purchase orders (“POs”), depending on the size and duration of the purchase commitment. Under the supply agreements, we typically receive a purchase commitment for towers to be delivered in future fiscal quarters, then receive POs on a periodic basis depending upon the customer’s forecast of production volume requirements within the contract terms. For our Gearing and Industrial Solutions segments, sales are generally based on individual POs. As of December 31, 2022, the dollar amount of our backlog believed to be firm was approximately $297 million. This represents a 179% increase from the backlog at December 31, 2021. Backlog as of December 31, 2022 and 2021 is net of revenue recognized over time as described in Note 2, “Revenues” of our consolidated financial statements.

SEASONALITY

The majority of our business is not affected by seasonality.

EMPLOYEES

We had 499 U.S.-based employees at December 31, 2022, of which 451 were in manufacturing related functions and 48 were in administrative functions. As of December 31, 2022, approximately 19% of our employees were covered by collective bargaining agreements with local unions in our Cicero, Illinois and Neville Island, Pennsylvania locations. We anticipate that the collective bargaining agreements with our union members will be renewed through contract renegotiation near the contract expiration dates, although there can be no assurance that any such agreements will be concluded. The collective bargaining agreement with the Neville Island union was renegotiated in November 2022 and is expected to remain in effect through October 2026. A four-year collective bargaining agreement in regards to the Cicero, Illinois facility was negotiated in February 2022 and is expected to remain in effect through February 2026. We believe that our relationship with our employees is generally positive. The table below summarizes our employees as of December 31, 2022:

Number of Employees As of
Segment	December 31, 2022
Heavy Fabrications	309
Gearing	134
Industrial Solutions	42
Corporate	14
Total	499

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

Although we have been affected by global supply chain issues that are at least partially a result of the COVID-19 pandemic, we believe that we will be able to obtain an adequate supply of steel and other raw materials in 2023 to meet our manufacturing requirements. From time to time we have faced shortages of specific grades of steel, internal packages and delays associated with other materials from foreign sources including shortages and delays resulting from the impact of the COVID-19 pandemic.

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

In analyzing our liquidity, an important short-term metric is our use of operating working capital (“OWC”) in relation to revenue. OWC is comprised of A/R and inventories, net of A/P and customer deposits. Our OWC at December 31, 2022 was $475, or 0.3% of trailing three months of sales annualized, compared to December 31, 2021, when OWC was $18,635, or 18% of trailing three months of sales annualized.  The decrease in OWC was driven primarily by the timing and level of customer deposits received for future scheduled production.

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

Wind turbine manufacturers are among our primary customers. There has been consolidation among these manufacturers, and more consolidation may occur in the future. For example, both Siemens Energy, Inc. and Gamesa Wind US, LLC, were customers for our tower business until early 2017, at which time they merged into SGRE. Customer consolidation may result in pricing pressures, leading to downward pressure on our margins and profits, and may also disrupt our supply chain relationships.

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

Historically, the majority of our revenues are highly concentrated with a limited number of customers.  Some of the markets we serve have a limited number of customers.  In 2022, two customers, SGRE and GE Renewable Energy, each accounted for more than 10% of our consolidated revenues, and our five largest customers accounted for 69% of our consolidated revenues. Certain of our customers have periodically expressed their intent to scale back, delay or restructure existing customer agreements, which has led to reduced revenues from these customers and periodic deviations in expected ordering levels. It is possible that this may occur again in the future. Additionally, not all of our customers make purchases every year. As a result, our operating profits and gross margins have historically been negatively affected by significant variability in production levels, which has created production volume inefficiencies in our operations and cost structures. Because of this variability, we believe that comparisons of our operating results in any particular quarterly period may not be a reliable indicator of future performance.

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

We depend on the services of unionized labor and have collective bargaining agreements with certain of our operations workforce at our Cicero, Illinois and Neville Island, Pennsylvania Gearing facilities. The loss of the services of these and other personnel, whether through terminations, attrition, labor strike or otherwise, or a material change in our collective bargaining agreements, including a significant increase in labor costs, could have a material adverse impact on us and our future profitability. In November 2022, a four-year collective bargaining agreement was ratified by the collective bargaining union in our Neville Island facility and will remain in effect through October 2026. A four-year collective bargaining agreement in regard to the Cicero, Illinois facility was negotiated in February 2022, and is expected to remain in effect through February 2026. Any failure to negotiate and conclude a new collective bargaining agreement with a union when the applicable agreement expires could result in strikes, boycotts, or other labor disruptions. As of December 31, 2022, these collective bargaining units represented approximately 19% of our workforce.

Our ability to hire and retain qualified personnel at competitive cost could adversely affect our business.

Many of the products we sell, and related services that we provide require that we have skilled labor in our manufacturing facilities. The availability of labor in the markets in which we operate has declined in recent years and competition for such labor has increased, especially under the economic crises experienced throughout and following the COVID-19 pandemic. A significant increase in wages paid by competitors, both within and outside the energy industry, for such work force could result in insufficient availability of workers or increase our labor costs, or both. In the event prevailing wage rates continue to increase in the markets in which we operate, we may be required to concurrently increase the wages paid to our employees to maintain the quality of our workforce and customer service. If the supply of skilled labor is constrained or our costs of attracting and maintaining a workforce increase, our profit margins could decrease, and our growth potential and brand image could be impaired.

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

In prior periods, we experienced adverse impacts from the COVID-19 pandemic including a decline in order activity levels within the Gearing and Heavy Fabrications segments and customers’ postponement of scheduled purchases and project timing partially offset by the continued operation of our facilities as essential businesses in light of the customers and markets served. We continue to incur manufacturing inefficiencies associated with severe supply chain disruptions and realized employee staffing constraints due to the continued spread of the COVID-19 pandemic.

Although availability of vaccines and reopening of state and local economies have improved the outlook for recovery from the impact of the COVID-19 pandemic, due to the ongoing global pandemic, including emerging variants, we may again experience weaker customer demand, requests for extended payment terms, customer bankruptcies, additional supply chain disruption, more employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact us and our business, operations and financial results. In addition, a possible recession or market correction resulting from the spread of COVID-19 or otherwise could materially affect our business and the value of our stock.

The impacts and potential impacts of COVID-19 that could directly or indirectly materially affect our business also include, but are not limited to, effectiveness of the vaccines against the evolving variants, additional widespread resurgences in COVID-19 infections, and evolving safety protocols such as requirements for proof of vaccination or regular testing in certain of our markets. As we cannot predict the duration or scope of the pandemic or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

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

Recent increases in inflation and interest rates in the United States and elsewhere could adversely affect our business.

We are exposed to fluctuations in inflation and interest rates, which could negatively affect our business, financial condition and results of operations. The United States and other jurisdictions have recently experienced high levels of inflation. If the inflation rate continues to increase, it will likely affect our expenses, including, but not limited to, employee compensation and labor expenses and increased costs for supplies, and we may not be successful in offsetting such cost increases. In addition, historically we have carried a significant amount of variable rate debt which is subject to fluctuations in interest rates. Recent increases in interest rates will result in increased interest expense to the extent we cannot limit our debt balances.

RISKS RELATED TO OUR CORPORATE STRATEGY

Our plans for growth and diversification may not be successful, and could result in poor financial performance.

We continue to seek to strategically diversify and grow the business to improve operational efficiency and meet customer demand. Our diversification efforts into the natural gas turbine power generation, O&G, mining and other industries may require additional investments in personnel, equipment and operational infrastructure. Moreover, although we have historically participated in most of these lines of business, there is no assurance that we will be able to grow our presence in these markets at a rate sufficient to compensate for a potentially weaker wind energy market. If we are unable to further penetrate these markets, our plans to diversify our operations may not be successful and our anticipated future growth may be adversely affected.

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

We are subject to risks associated with proxy contests and other actions of activist stockholders.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as governance changes, financial restructurings, increased borrowings, special dividends, stock repurchases or even sales of assets or entire companies to third parties or the activists themselves. We have received a notice dated January 18, 2023 from WM Argyle Fund, LLC (“WM Argyle”), which allegedly owned approximately 1.0% of the Company’s outstanding shares at the time of submission, purporting to nominate a slate of six candidates for election as directors at our 2023 Annual Meeting of Stockholders. The Company values input from all stockholders, including WM Argyle, and remains open to ongoing engagement with WM Argyle. However, if the Company and WM Argyle cannot reach an agreement in connection with its nomination, there will be a contested election at the Company’s 2023 Annual Meeting of Stockholders. A proxy contest or related activities on the part of activist stockholders, including, among others, WM Argyle, could adversely affect our business for a number of reasons, including, without limitation, the following:

●

Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors (the “Board”), management and our employees;

●

Perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, customers and others important to our success, any of which could negatively affect our business and our results of operations and financial condition;

●	Action by activist stockholders may be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel;
●

A successful proxy contest could result in a change in control of our Board, and such an event could subject us to certain contractual obligations under several material agreements, including our existing 2015 EIP agreement and certain employment agreements;

●

If nominees advanced by activist stockholders are elected or appointed to our Board with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans or to realize long-term value from our assets, and this could in turn have an adverse effect on our business and on our results of operations and financial condition; and

●	Proxy contests may cause our stock price to experience periods of volatility.

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

Our common stock trades on the Nasdaq Capital Market. Historically, we have not had an active trading market for our common stock. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. The market price and level of trading of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, our limited trading volume, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our business and the general state of the securities market, as well as general economic, political and market conditions and other factors that may affect our future results.  In 2022, the closing price of our common stock varied from a high of $3.59 per share to a low of $1.47 per share. Stockholders may have incurred substantial losses with regard to any investment in our common stock adversely affecting stockholder confidence.

Limitations on our ability to utilize our NOLs may negatively affect our financial results.

We may not be able to utilize all of our NOLs. For financial statement presentation, all benefits associated with the NOL carryforwards have been reserved; therefore, this potential asset is not reflected on our balance sheet. To the extent available, we will use any NOL carryforwards to reduce the U.S. corporate income tax liability associated with our operations. However, if we do not achieve sufficient profitability prior to their expiration, we will not be able to fully utilize our NOLs to offset income. Section 382 of the IRC (“Section 382”) generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. Our ability to utilize NOL carryforwards and built-in losses may be limited, under Section 382 or otherwise, by our issuance of common stock or by other changes in ownership of our stock. After analyzing Section 382 in 2010, we determined that aggregate changes in our stock ownership had triggered an annual limitation of NOL carryforwards and built-in losses available for utilization to $14,284 per annum. Although this event limited the amount of pre ownership change date NOLs and built- in losses we can utilize annually, it does not preclude us from fully utilizing our current NOL carryforwards prior to their expiration. However, subsequent changes in our stock ownership could further limit our ability to use our NOL carryforwards and our income could be subject to taxation earlier than it would if we were able to use NOL carryforwards and built-in losses without an annual limitation, which could result in lower profits. To address these concerns, in February 2013 we adopted a Section 382 Stockholder Rights Plan, which was subsequently approved by our stockholders and extended in 2016 and 2019 for additional three-year periods (as amended, the “Rights Plan”), designed to preserve our substantial tax assets associated with NOL carryforwards under Section 382. The Rights Plan is intended to deter any person or group from being or becoming the beneficial owner of 4.9% or more of our common stock and thereby triggering a further limitation of our available NOL carryforwards. On February 3, 2022, the Board of Directors (the “Board”) approved an amendment which included an extension of the Rights Plan for an additional three years, which was subsequently approved by our stockholders at our 2022 Annual Meeting of Stockholders. See Note 13, “Income Taxes” of our consolidated financial statements for further discussion of our Rights Plan. There can be no assurance that the Rights Plan will be effective in protecting our NOL carryforwards. Additionally, because the Rights Plan subjects any person that acquires 4.9% of our common stock without the Board’s permission to significant dilution, it could make it harder for a third party to acquire us without the consent of the Board. In particular, the Rights Plan may deter a third party from completing or even initiating an acquisition of the Company, which may prevent stockholders from realizing a control premium from a potential acquirer, or from otherwise maximizing stockholder value.

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

On August 16, 2022, the IRA was enacted to reduce inflation and promote clean energy in the United States. The IRA modifies and extends the PTC until the later of 2032 or when greenhouse gas emissions have been reduced by 75% compared to 2022. It provides for tax credits up to a maximum of 30%, adjusted for inflation annually, for electricity generated from qualified renewable energy sources where taxpayers meet prevailing wage standards and employ a sufficient proportion of qualified apprentices from registered apprenticeship programs. It also provides a bonus credit for qualifying clean energy production in energy communities.

The IRA also includes advanced manufacturing tax credits for manufacturers of eligible components, including wind and solar components (“45X credits”). Manufacturers qualify for the 45X credits based on the electricity output for each component produced and sold in the US starting in 2023 through 2032. The credit amount varies based on the eligible component, which includes solar components, wind energy components, inverters, qualifying battery components, and critical minerals. Tower manufacturers are eligible for credits of $0.03 per watt for applicable components produced. Manufacturers can apply to the Internal Revenue Service for cash refunds of the 45X credits for up to five years. After the first five years, the 45X credits are transferable and can be sold to third parties for cash. We are waiting for the Internal Revenue Service and the U.S. Treasury Department to provide implementation guidance for the legislation.

RPSs generally require or encourage state regulated electric utilities to supply a certain proportion of electricity from renewable energy sources or to devote a certain portion of their plant capacity to renewable energy generation. Typically, utilities comply with such standards by qualifying for renewable energy credits evidencing the share of electricity that was produced from renewable sources. Under many state standards, these renewable energy credits can be unbundled from their associated energy and traded in a market system, allowing generators with insufficient credits to meet their applicable state mandate. These standards have spurred significant growth in the wind energy industry and a corresponding increase in the demand for our products. Currently, the majority of states have RPSs in place and certain states have voluntary utility commitments to supply a specific percentage of their electricity from renewable sources. The enactment of RPSs in additional states or any changes to existing RPSs (including changes due to the failure to extend or renew the federal incentives described above), or the enactment of a federal RPS or imposition of other greenhouse gas regulations, may impact the demand for our products. We cannot assure that government support for renewable energy will continue including any assurance regarding the adoption of any of the clean energy provisions of the Build Back Better agenda. The elimination of, or reduction in, state or federal government policies that support renewable energy could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

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

The existence of government subsidies available to our competitors in certain countries may affect our ability to compete on a price basis. In 2013, the USITC determined that wind towers from China and Vietnam were being sold in the U.S. at less than fair value. Imports from China and Vietnam have declined following a determination by the USITC in 2013 that wind towers from those countries were being sold in the U.S. at less than fair value. As a result of the determination, the USDOC issued antidumping and countervailing duty orders on imports of wind towers from China and an antidumping duty order on imports of towers from Vietnam. In May 2018, the U.S. Court of Appeals affirmed the decision from the U.S. Court of International Trade and at the same time excluded CS Wind Vietnam from the antidumping order. In April 2019, the USDOC extended the term of these duties for an additional five-year period. Following a renewed surge of tower imports from countries not impacted by existing tariffs, in July 2020, the USDOC issued antidumping and countervailing duty orders on imports of wind towers from Canada, Indonesia, and Vietnam and an antidumping order on imports of towers from Korea.  Then in September 2020, a new trade case was brought before the USDOC and USITC, to assess whether wind towers imported from India, Malaysia, and Spain were being sold in the U.S. at less than fair value. The USDOC and USITC issued affirmative final determinations in all three antidumping (India, Malaysia, and Spain) and two countervailing duty cases (India and Malaysia). The USDOC imposed orders for two cases in August 2021 and the remainder in December 2021. Appeals of several of the USDOC determinations are currently pending at the CIT and the CAFC.

Additionally, the war in Ukraine has led to economic sanctions imposed against Russia by the U.S. and certain European nations, including a prohibition on doing business with certain Russian companies. Such sanctions may impact companies in many sectors and could lead to volatility of prices in the global energy industry. The extent and duration of the war and extent and strength of the sanctions are still developing, and the corresponding effect on the Company remains uncertain.

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

We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of currently and formerly owned, leased or operated properties, or properties to which hazardous substances or wastes were sent by current or former operators at our current or former facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. Several of our facilities have a history of industrial operations, and contaminants have been detected at some of our facilities. The presence of contamination from hazardous substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or use our properties as collateral for financing. We also could be held liable under third-party claims for property damage, natural resource damage or personal injury and for penalties and other damages under such environmental laws and regulations, which could have a material adverse effect on our business, financial condition and results of operations. During 2022, we did not incur significant remediation costs or penalties related to environmental matters.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Cicero, Illinois, a suburb located west of Chicago, Illinois. In addition, the Subsidiaries own or lease operating facilities, which are presented by operating segment as follows (information below is as of December 31, 2022).

		Owned /	Approximate
Operating Segment and Facility Type	Location	Leased	Square Footage
Heavy Fabrications (1)
Tower Manufacturing	Manitowoc, WI	Leased	194,000
Tower Manufacturing	Abilene, TX	Owned	175,000
Industrial Fabrications Manufacturing	Manitowoc, WI	Leased	113,000
Gearing and Corporate
Gearing System Manufacturing—Machining and Corporate Administration	Cicero, IL	Leased	301,000
Gearing System Manufacturing—Heat Treatment and Gearbox Repair	Neville Island, PA	Owned	52,000
Industrial Solutions
Industrial Solutions Manufacturing	Sanford, NC	Leased	105,000

(1)	The Heavy Fabrications segment listing does not include the tower storage yards of 40 acres in Manitowoc, WI and 25 acres in Abilene, TX.

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

We received a notice dated January 18, 2023 from WM Argyle Fund, LLC, which allegedly owned approximately 1.0% of our outstanding shares at the time of submission, purporting to nominate a slate of six candidates for election as directors at our 2023 Annual Meeting of Stockholders. We remain open to ongoing engagement with WM Argyle. However, if the Company and WM Argyle cannot reach an agreement in connection with its nomination, there will be a contested election at the Company’s 2023 Annual Meeting of Stockholders.

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

	Common Stock
	High	Low
2022
First quarter	$2.36	$1.58
Second quarter	2.17	1.52
Third quarter	3.59	1.47
Fourth quarter	2.83	1.57

	Common Stock
	High	Low
2021
First quarter	$11.55	$4.84
Second quarter	6.41	3.97
Third quarter	4.55	2.46
Fourth quarter	3.51	1.88

The closing price for our common stock as of March 6, 2023 was $4.65. As of March 6, 2023, there were 49 holders of record of our common stock.

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

Repurchases

There were no repurchases of our equity securities made during the years ended December 31, 2022 and 2021.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities for the years ended December 31, 2022 or 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for information as of December 31, 2022 with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

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

(Dollar amounts are presented in thousands, except per share data and unless otherwise stated)

We booked $368,027 in net new orders in 2022, up from $159,025 in 2021. Heavy Fabrications orders increased by 215% from the prior year as demand increased for our capacity as tower customers secured production capacity through 2024 for ongoing wind turbine tower installation projects. Gearing segment orders increased 16% from the prior year primarily due to increased demand in all end markets led by industrial customers. Industrial Solutions segment orders increased by 3% in 2022 from the prior year primarily due to an increase in orders associated with new gas turbine projects. At December 31, 2022, total backlog was $297,200, up 179% from $106,383 at December 31, 2021 primarily due to the aforementioned increase in Heavy Fabrication segment orders.

We recognized revenue of $176,759 in 2022, up 21% from revenue of $145,619 in 2021. Heavy Fabrications segment revenues increased by 15% during 2022 primarily due to a 92% increase in industrial fabrication revenue as a result of higher recent order intake from industrial customers and revenue recognized from our PRS units in the current year. Gearing segment revenues increased 49% during 2022 from the prior year primarily due to recent higher order intake levels from customers in most end markets, particularly O&G, partially offset by a decrease in aftermarket wind revenue. Industrial Solutions segment revenue increased 16% from the prior year primarily due to the timing of aftermarket installations.

We reported a net loss of $9,730, or $0.48 per share in 2022, compared to a net income of $2,847 or $0.15 per share in 2021. The decrease in earnings was primarily due to the absence of the $9,151 benefit recognized from the PPP loan forgiveness and the $6,965 ERC benefit (described below), both of which were recognized in “Other Income (expense), net” in our consolidated statement of operations for the year ended December 31, 2021. This decrease was partially offset by the volume related increases discussed above.

On March 27, 2020, the CARES Act was signed into law providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. As amended, the ERC was available for wages paid through September 30, 2021 and was equal to 70% of qualified wages (which included employer qualified health plan expenses) paid to employees. During each quarter of 2021, a maximum of $10,000 in qualified wages for each employee was eligible for the ERC. Therefore, the maximum tax credit that could be claimed by an eligible employer in 2021 was $7,000 per employee per calendar quarter. We qualified for the ERC in the first quarter of the year because we experienced a reduction in gross receipts of more than 20% for the first quarter of 2021 compared to the first quarter of 2019, the relevant criteria for the ERC. Since we qualified for the ERC in the first quarter of 2021, we automatically qualified for the ERC in the second quarter of 2021. In the first and second quarters of 2021, we received ERC benefits of $3,372 and $3,593, respectively, and under analogy to IAS 20 “Accounting for Government Grants and Disclosure of Government Assistance” were recorded in “Other income (expense), net” in our consolidated statement of operations. During the third quarter of 2021 due to relatively higher revenues in 2021 as compared to the third quarter of 2019, we did not qualify for the ERC benefit. The receivable for the remaining uncollected ERC benefit was $497 as of December 31, 2021 and was included in the “Employee retention credit receivable” line item in our consolidated balance sheet at December 31, 2021. The $497 receivable balance was collected during January 2022.

We use our credit facility to fund working capital requirements and believe that our credit facility, together with the operating cash generated by our businesses, and any potential proceeds from access to the public or private debt or equity markets, are sufficient to meet all cash obligations over the next twelve months. On December 31, 2022, we had $0 outstanding under our senior secured revolving credit facility, $7,217 outstanding under our senior secured term loan, $12,732 of cash on hand, with the ability to borrow an additional $27,351. For a further discussion of our capital resources and liquidity, including a description of recent amendments and waivers under our credit facility, please see the discussion under “Liquidity, Financial Position and Capital Resources” in this Annual Report on Form 10-K.

COVID-19 Pandemic

Our facilities continued to operate as essential businesses in light of the customers and markets served. However, through December 31, 2022, we have experienced an adverse impact to our business, operations and financial results as a result of this pandemic due in part to manufacturing inefficiencies associated with supply chain disruptions and employee staffing constraints due to the spread of the COVID-19 pandemic. In response to the pandemic, we continue to right-size our workforce and delay certain capital expenditures. In future periods, we may experience weaker customer demand, requests for extended payment terms, customer bankruptcies, additional supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. As we cannot predict the duration or scope of the pandemic, including in light of the emerging variants, or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

Although the long-term effects of COVID-19 remain unknown, the availability of vaccines and reopening of state and local economies have improved the outlook for recovery from COVID-19 impacts.  However, we continue to monitor closely the Company’s financial health and liquidity and the impact of the pandemic on the Company, including emerging variants. We have been able to serve the needs of our customers while taking steps to protect the health and safety of our employees, customers, partners, and communities. Among these steps, we follow the guidance provided by the U.S. Centers for Disease Control and Prevention.

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

Key Financial Measures

	Year Ended
	December 31,
	2022	2021
Net revenues	$176,759	$145,619
Net (loss) income	$(9,730)	$2,847
Adjusted EBITDA (1)	$2,444	$13,209
Capital expenditures	$3,098	$1,707
Free cash flow (2)	$17,506	$(2,038)
Operating working capital (3)	$475	$18,635
Total debt	$8,311	$6,827
Total orders	$368,027	$159,025
Backlog at end of period (4)	$297,200	$106,383
Book-to-bill (5)	2.1	1.1

(1)

We provide non-GAAP adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, share-based compensation, and other stock payments, restructuring costs, impairment charges, and other non-cash gains and losses) as supplemental information regarding our business performance. Our management uses adjusted EBITDA when they internally evaluate the performance of our business, review financial trends and make operating and strategic decisions. We believe that this non-GAAP financial measure is useful to investors because it provides a better understanding of our past financial performance and future results, and it allows investors to evaluate our performance using the same methodology and information as used by our management. Our definition of adjusted EBITDA may be different from similar non-GAAP financial measures used by other companies and/or analysts.

(2)

We define free cash flow as adjusted EBITDA plus or minus changes in operating working capital less capital expenditures net of any proceeds from disposals of property and equipment. We believe free cash flow is a useful measure for investors because it portrays our ability to generate cash from our business for purposes such as repaying maturing debt and funding business acquisitions.

(3)	We define operating working capital as accounts receivable and inventory net of accounts payable and customer deposits.

(4)	Our backlog at December 31, 2022 and 2021 is net of revenue recognized over time.

(5)	We define book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Year Ended
	December 31,
	2022	2021
Net (loss) income from continuing operations	$(9,730)	$2,847
Interest expense	3,218	1,129
Income tax provision	35	25
Depreciation and amortization	6,060	6,336
Share-based compensation and other stock payments	2,861	2,872
Adjusted EBITDA	2,444	13,209
Changes in operating working capital	18,160	(13,573)
Capital expenditures	(3,098)	(1,707)
Proceeds from disposal of property and equipment	—	33
Free Cash Flow	$17,506	$(2,038)

RESULTS OF OPERATIONS

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.

	Year Ended December 31,				2022 vs. 2021
		% of Total		% of Total
	2022	Revenue	2021	Revenue	$ Change	% Change
Revenues	$176,759	100.0%	$145,619	100.0%	$31,140	21.4%
Cost of sales	166,049	93.9%	140,108	96.2%	25,941	18.5%
Gross profit	10,710	6.1%	5,511	3.8%	5,199	94.3%
Operating expenses
Selling, general and administrative expenses	16,592	9.4%	17,372	11.9%	(780)	(4.5)%
Intangible amortization	725	0.4%	733	0.5%	(8)	(1.1)%
Total operating expenses	17,317	9.8%	18,105	12.4%	(788)	(4.4)%
Operating loss	(6,607)	(3.7)%	(12,594)	(8.6)%	5,987	47.5%
Other income (expense), net
Paycheck Protection Program loan forgiveness	—	—%	9,151	6.3%	(9,151)	(100.0)%
Interest expense, net	(3,218)	(1.8)%	(1,129)	(0.8)%	(2,089)	(185.0)%
Other, net	130	0.1%	7,444	5.1%	(7,314)	(98.3)%
Total other income (expense), net	(3,088)	(1.7)%	15,466	10.6%	(18,554)	(120.0)%
Net (loss) income before provision for income taxes	(9,695)	(5.5)%	2,872	2.0%	(12,567)	(437.6)%
Provision for income taxes	35	0.0%	25	0.0%	10	40.0%
Net (loss) income	$(9,730)	(5.5)%	$2,847	2.0%	$(12,577)	(441.8)%

Consolidated

Revenues increased by $31,140 during the year ended December 31, 2022 primarily due to a 92% increase in industrial fabrications product line revenue within the Heavy Fabrications segment compared to the prior year. This was primarily due to higher recent order intake from industrial customers and revenue recognized from our PRS units in the current year. Gearing segment revenue increased by 49% compared to the prior year primarily due to higher order intake in recent quarters from customers in most end markets, particularly O&G, partially offset by a decrease in aftermarket wind revenue. Industrial Solutions segment revenue increased 16% primarily due to the timing of aftermarket installations.

Gross profit improved by $5,199 during the year ended December 31, 2022 primarily due to higher sales volumes in the Gearing and the Heavy Fabrications segments, partially offset by higher material costs and ramp-up costs. As a result, our gross margin increased from 3.8% for the year ended December 31, 2021, to 6.1% for the year ended December 31, 2022.

Operating expenses as a percentage of sales decreased to 9.8% in 2022 from 12.4% in 2021 primarily due to higher revenue levels, reduced salaries and benefits and reduced legal fees.

Net income decreased from $2,847 for the year ended December 31, 2021 to a net loss of $9,730 for the year ended December 31, 2022.The decrease in net income was primarily due to the absence of the $9,151 benefit recognized from the PPP loan forgiveness and the $6,965 ERC benefit, both of which were recognized in “Other Income (expense), net” in our consolidated statement of operations for the year ended December 31, 2021. This decrease was partially offset by the volume related increases discussed above.

Heavy Fabrications Segment

The following table summarizes the Heavy Fabrications segment operating results for the twelve months ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Orders	$294,097	$93,246
Tower sections sold	570	747
Revenues	117,206	101,994
Operating loss	(1,044)	(3,214)
Operating margin	(0.9)%	(3.2)%

Heavy Fabrications orders increased by 215% versus the prior year as a result of increased demand for our capacity as tower customers secured production capacity through 2024 for ongoing wind turbine tower installation projects. Segment revenues increased by 15% during the year ended December 31, 2022 primarily due to a 92% increase in industrial fabrication revenue due to higher recent order intake from industrial customers and revenue recognized from our PRS units in the current year.

Heavy Fabrications segment operating results improved by $2,170 as compared to the prior year. The improvement in operating performance was primarily a result of higher sales in the current year and the absence of one-time events that occurred during the prior year period including a weather-related event and a customer driven project delay, partially offset by costs associated with transitioning a portion of the workforce to support growth in the industrial fabrications product line and inefficiencies associated with a change to a new tower design in the fourth quarter. Operating profit margin was (0.9%) during the year ended December 31, 2022 compared to (3.2%) during the year ended December 31, 2021.

Gearing Segment

The following table summarizes the Gearing segment operating results for the twelve months ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Orders	$53,597	$46,081
Revenues	42,588	28,583
Operating income (loss)	43	(2,593)
Operating margin	0.1%	(9.1)%

Gearing segment orders for the year ended December 31, 2022 increased 16% compared to the year ended December 31, 2021 primarily due to increased demand from customers in all end markets. Revenues increased 49% during the year ended December 31, 2022 primarily due to higher order intake in recent quarters from customers in most end markets, particularly O&G, partially offset by a decrease in aftermarket wind revenue.

The Gearing segment's operating income improved by $2,636 during the year ended December 31, 2022 from the year ended December 31, 2021 primarily due to higher sales, partially offset by higher material costs, ramp-up costs, and increased fixed costs to support higher volumes. Operating margin was 0.1% for the year ended December 31, 2022 compared to (9.1)% during the year ended December 31, 2021.

Industrial Solutions Segment

The following table summarizes the Industrial Solutions segment operating results for the twelve months ended December 31, 2022 and 2021.

	Year Ended
	December 31,
	2022	2021
Orders	$20,333	$19,698
Revenues	17,804	15,402
Operating income (loss)	120	(386)
Operating margin	0.7%	(2.5)%

Industrial Solutions segment orders increased by 3% for the year ended December 31, 2022 primarily due to an increase in new gas turbine orders. Segment revenue increased 16% from the prior year primarily due to the timing of aftermarket installations. The improvement in operating income during the year ended December 31, 2022 was a result of the revenue increase, partially offset by increased labor and freight costs. The operating margin improved from (2.5)% during the year ended December 31, 2021, to 0.7% during the year ended December 31, 2022.

Corporate and Other

Corporate and Other expenses decreased by $679 during the year ended December 31, 2022. The decrease was primarily attributable to lower salaries and benefits.

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

During 2022 and 2021, we also recognized revenue over time, versus point in time, when products in the Gearing and Heavy Fabrications segments had no alternative use to us and we had an enforceable right to payment, including profit, upon termination of the contract by the customer. Since the projects are labor intensive, we use labor hours as the input measure of progress for the contract. Contract assets are recorded when performance obligations are satisfied but we are not yet entitled to payment. We recognize contract assets associated with this revenue which represents our rights to consideration for work completed but not billed at the end of the period.

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

Long-Lived Assets

We review property and equipment and other long-lived assets (“long-lived assets”) for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Due to triggering events identified within our segments at various times in the past, we continue to evaluate the recoverability of certain of the long-lived assets. During November 2022, we identified a triggering event associated with the Heavy Fabrications segment. In accordance with GAAP, we compared the carrying value of the segment asset group to the forecast undiscounted cash flows associated with the asset group. Based on the analysis performed, the forecast undiscounted cash flows exceeded the carrying value resulting in no recorded impairment of this group.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

On August 4, 2022, we entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), providing the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. As of December 31, 2022, cash totaled $12,732, an increase of $11,880 from December 31, 2021. Debt and finance lease obligations at December 31, 2022 totaled $14,545, and we had the ability to borrow up to $27,351 under the 2022 Credit Facility.

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

On August 18, 2020, we filed a “shelf” registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 13, 2020 (the “Form S-3”) and expires on October 12, 2023. This shelf registration statement, which includes a base prospectus, allows us at any time to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in the prospectus supplement accompanying the base prospectus, we would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes.

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

On September 12, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, we may sell from time to time, through the Agents, shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $12,000. The Company will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. During the year ended December 31, 2022, we issued 100,379 shares of the Company’s common stock under the Sales Agreement and the net proceeds (before upfront costs) from the sale of the Company’s common stock were approximately $323 after deducting commissions paid of approximately $9 and before deducting other expenses of $93. As of December 31, 2022, shares of the Company’s common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement.

On March 27, 2020, the CARES Act was signed into law providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. As amended, the ERC was available for wages paid through September 30, 2021 and was equal to 70% of qualified wages (which included employer qualified health plan expenses) paid to employees. During each quarter of 2021, a maximum of $10,000 in qualified wages for each employee was eligible for the ERC. Therefore, the maximum tax credit that could be claimed by an eligible employer in 2021 was $7,000 per employee per calendar quarter. We qualified for the ERC in the first quarter of the year because we experienced a reduction in gross receipts of more than 20% for the first quarter of 2021 compared to the first quarter of 2019, the relevant criteria for the ERC. Since we qualified for the ERC in the first quarter of 2021, we automatically qualified for the ERC in the second quarter of 2021. In the first and second quarters of 2021, we received ERC benefits of $3,372 and $3,593, respectively, and under analogy to IAS 20 “Accounting for Government Grants and Disclosure of Government Assistance” were recorded in “Other income (expense), net” in our consolidated statement of operations. During the third quarter of 2021 due to relatively higher revenues in 2021 as compared to the third quarter of 2019, we did not qualify for the ERC benefit. The receivable for the remaining uncollected ERC benefit was $497 as of December 31, 2021 and was included in the “Employee retention credit receivable” line item in our consolidated balance sheet at December 31, 2021. The $497 receivable balance was collected during January 2022.

We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances, our Credit Facility, sales of shares under the Sales Agreement, additional equipment financing, and access to the public or private debt and/or equity markets, including the option to raise additional capital from the sale of our securities under a “shelf” registration statement on Form S-3.

Other

In 2016, we entered into a $570 unsecured loan agreement with the Development Corporation of Abilene which is included in long-term debt, less current maturities. The loan is forgivable upon us meeting and maintaining specific employment thresholds. During each of the years ended December 31, 2022 and 2021, $114 of the loan was forgiven. As of December 31, 2022, the loan balance was $0. In addition, we have outstanding notes payable for capital expenditures in the amount of $1,094 and $363 as of December 31, 2022 and 2021, respectively, with $88 and $186 included in the “Line of credit and current portion of long-term debt” line item of our consolidated financial statements as of December 31, 2022 and 2021, respectively. The notes payable have monthly payments that range from $3 to $16 and an interest rate of 4%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from July 2023 to September 2028.

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Total cash provided by (used in):
Operating activities	$16,643	$(12,826)
Investing activities	(3,098)	(1,674)
Financing activities	(1,665)	11,980
Net increase (decrease) in cash	$11,880	$(2,520)

Operating Cash Flows

During the year ended December 31, 2022, net cash provided by operations was $16,643 compared to net cash used in operating activities of $12,826 for the year ended December 31, 2021. The increase in net cash provided by operating activities was primarily due to an increase in customer deposits for future scheduled production during the current year period and an increase in accounts payable as compared to the prior year.

Investing Cash Flows

During the year ended December 31, 2022, net cash used in investing activities was $3,098 compared to net cash used in investing activities of $1,674 for the year ended December 31, 2021. The increase was primarily due to an increase in net purchases of property and equipment.

Financing Cash Flows

During the year ended December 31, 2022, net cash used in financing activities totaled $1,665 compared to net cash provided by financing activities of $11,980 for the year ended December 31, 2021. The decrease was primarily due to greater proceeds from the sale of securities under the Equity Distribution Agreement received in the prior year and increased net repayments under our 2022 Credit Facility during the current year. This was partially offset by an increase in proceeds from long term debt primarily related to the senior secured term loan under our 2022 Credit Facility.

Contractual Obligations

We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of December 31, 2022, we have (i) debt obligations related to our Credit Facility and other notes payable as described in Note 9, “Debt and Credit Agreements” of our consolidated financial statements (ii) cash payments for operating and finance lease obligations that are described in Note 10, “Leases” of our consolidated financial statements and (iii) purchase obligations made in the normal course of business. We expect to fund these cash requirements primarily through cash generated from operations, available cash balances, our 2022 Credit Facility, additional equipment financing, and access to the public or private debt and/or equity markets, including the option to raise additional capital from the sale of our securities under a “shelf” registration statement on Form S-3.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal year reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of December 31, 2022.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2022.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of the description of our Code of Ethics and Business Conduct below, the information required by this item is incorporated herein by reference from the discussion under the headings “Directors and Director Compensation,” “Corporate Governance,” and “Executive Officers” in our definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”).

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding director and executive compensation is incorporated by reference from the discussion under the headings “Directors and Director Compensation,” “Executive Officers” and “Compensation Discussion and Analysis” in the 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference from the discussion under the heading “Security Ownership of Certain Beneficial Holders and Management” in the 2023 Proxy Statement.

The following table provides information as of December 31, 2022, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Number of securities
remaining available for
	Number of securities			future issuances under
	to be issued upon		Weighted‑average	equity compensation
	exercise of		exercise price of	plans (excluding
	outstanding options,		outstanding options,	securities reflected in
Plan Category	warrants, and rights		warrants, and rights	column (a))
Equity compensation plans approved by stockholders	822,737	(1)	$2.37	130,201
Total	822,737		$2.37	130,201

(1)	Includes outstanding restricted stock awards pursuant to the Broadwind Energy, Inc. 2015 Equity Incentive Plan, as amended. This plan has been approved by our stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the discussion under the headings “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the discussion under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2023 Proxy Statement.

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

ITEM 16. FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Broadwind, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Broadwind, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which is relates.

Long-Lived Assets

As described in Note 7 of the financial statements, the Company’s evaluation of long-lived asset impairment involves the comparison of the undiscounted future cash flows of a respective asset group to its corresponding carrying value. This requires management to make significant qualitative and quantitative estimates and assumptions including estimates of future revenue growth rates, operating cash flow margins, and capital expenditures. Changes in these assumptions could have a significant impact on the amount of undiscounted cash flows, which could have an impact on the impairment charge, if any.

The Company’s Heavy Fabrications asset group has experienced recurring operating losses in consecutive years ending December 31, 2022. Company management determined that the carrying amount of the Heavy Fabrications asset group may not be recoverable based on the operating performance of the asset group. Accordingly, the Company performed an impairment assessment of the asset group as of November 30, 2022. As part of the impairment assessment, it was determined that the asset group had undiscounted future cash flows that exceeded its estimated carrying value. Additionally, there were no changes in facts or circumstances following the November 30, 2022 assessment through December 31, 2022, which would alter the asset group’s initial undiscounted future cash flows or carrying value estimates. As a result, no impairment charge was recorded in the consolidated statement of operations for the year ended December 31, 2022, for the Heavy Fabrications asset group. Key financial assumptions used to determine the undiscounted cash flows of the asset group were developed by management.

We identified the long-lived asset impairment assessment of the Heavy Fabrications asset group as a critical audit matter because of the high degree of judgement and subjectivity involved in auditing management’s assumptions regarding their asset group determination, the asset group’s primary asset determination, and projected revenue growth rates, operating cash flow margins and capital expenditures utilized to determine the recoverability of the asset group’s long-lived assets.

How the Critical Audit Matter Was Addressed in the Audit

The audit procedures performed related to the evaluation of Company management’s assumptions and estimates relating to their determination of recoverability of the Heavy Fabrications asset group included the following, among others:

●

Evaluated the reasonableness of management’s determination that each asset group represented the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities by comparing the inputs and processes utilized within each asset group to each other to ensure the inputs and processes were not comingled and were independent of each other.

●

Evaluated the reasonableness of management’s determination of the primary asset for the asset group which included comparing the estimated future cash flows derived from the primary asset compared to other assets within the asset grouping.

●

Evaluated the reasonableness of management’s forecasted revenue, operating cash flow margins, and capital expenditures for the asset group by comparing the projections to historical results and industry expectations.

/S/ RSM US LLP

We have served as the Company's auditor since 2016.

Chicago, Illinois

March 9, 2023

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash	$12,732	$852
Accounts receivable, net	17,018	13,802
Employee retention credit receivable	—	497
Contract assets	1,955	1,136
Inventories, net	44,262	33,377
Prepaid expenses and other current assets	3,291	2,661
Total current assets	79,258	52,325
LONG-TERM ASSETS:
Property and equipment, net	45,319	43,655
Operating lease right-of-use assets	16,396	18,029
Intangible assets, net	2,728	3,453
Other assets	839	585
TOTAL ASSETS	$144,540	$118,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and current portion of long-term debt	$1,170	$6,650
Current portion of finance lease obligations	2,008	2,060
Current portion of operating lease obligations	1,882	1,775
Accounts payable	26,255	16,462
Accrued liabilities	4,313	3,654
Customer deposits	34,550	12,082
Total current liabilities	70,178	42,683
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	7,141	177
Long-term finance lease obligations, net of current portion	4,226	2,481
Long-term operating lease obligations, net of current portion	16,696	18,405
Other	26	167
Total long-term liabilities	28,089	21,230
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 21,127,130 and 19,859,650 shares issued as of December 31, 2022, and December 31, 2021, respectively	21	20
Treasury stock, at cost, 273,937 shares as of December 31, 2022 and December 31, 2021	(1,842)	(1,842)
Additional paid-in capital	397,240	395,372
Accumulated deficit	(349,146)	(339,416)
Total stockholders’ equity	46,273	54,134
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$144,540	$118,047

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2022	2021
Revenues	$176,759	$145,619
Cost of sales	166,049	140,108
Gross profit	10,710	5,511
OPERATING EXPENSES:
Selling, general and administrative	16,592	17,372
Intangible amortization	725	733
Total operating expenses	17,317	18,105
Operating loss	(6,607)	(12,594)
OTHER INCOME (EXPENSE), net:
Paycheck Protection Program loan forgiveness	—	9,151
Interest expense, net	(3,218)	(1,129)
Other, net	130	7,444
Total other (expense) income, net	(3,088)	15,466
Net (loss) income before provision for income taxes	(9,695)	2,872
Provision for income taxes	35	25
NET (LOSS) INCOME	(9,730)	2,847
NET (LOSS) INCOME PER COMMON SHARE—BASIC:
Net (loss) income	$(0.48)	$0.15
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	20,299	18,726
NET (LOSS) INCOME PER COMMON SHARE—DILUTED:
Net (loss) income	$(0.48)	$0.15
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	20,299	19,388

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Issued		Issued	Additional	Accumulated
	Issued	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
BALANCE, December 31, 2020	17,211,498	$17	(273,937)	$(1,842)	$384,749	$(342,263)	$40,661
Stock issued for restricted stock	695,216	1	—	—	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	289,519	—	—	—	1,193	—	1,193
Share-based compensation	—	—	—	—	1,541	—	1,541
Shares withheld for taxes in connection with issuance of restricted stock	(234,280)	—	—	—	(1,423)	—	(1,423)
Sale of common stock, net	1,897,697	2	—	—	9,312	—	9,314
Net income	—	—	—	—	—	2,847	2,847
BALANCE, December 31, 2021	19,859,650	$20	(273,937)	$(1,842)	$395,372	$(339,416)	$54,134
Stock issued for restricted stock	818,956	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	629,213	—	—	—	1,244	—	1,244
Share-based compensation	—	—	—	—	944	—	944
Shares withheld for taxes in connection with issuance of restricted stock	(281,068)	—	—	—	(549)	—	(549)
Sale of common stock, net	100,379	1	—	—	229	—	230
Net loss	—	—	—	—	—	(9,730)	(9,730)
BALANCE, December 31, 2022	21,127,130	$21	(273,937)	$(1,842)	$397,240	$(349,146)	$46,273

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,730)	$2,847
Adjustments to reconcile net cash provided by (used in) provided by operating activities:
Depreciation and amortization expense	6,060	6,336
Paycheck Protection Program loan forgiveness	—	(9,151)
Deferred income taxes	(13)	(2)
Change in fair value of interest rate swap agreements	(27)	23
Stock-based compensation	944	1,541
Allowance for doubtful accounts	(30)	(426)
Common stock issued under defined contribution 401(k) plan	1,244	1,193
Loss (gain) on disposal of assets	3	(33)
Changes in operating assets and liabilities:
Accounts receivable	(3,186)	1,961
Employee retention credit receivable	497	(497)
Contract assets	(820)	1,117
Inventories	(10,885)	(6,653)
Prepaid expenses and other current assets	(629)	133
Accounts payable	9,926	(1,736)
Accrued liabilities	686	(2,676)
Customer deposits	22,468	(6,737)
Other non-current assets and liabilities	135	(66)
Net cash provided by (used in) provided by operating activities	16,643	(12,826)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,098)	(1,707)
Proceeds from disposals of property and equipment	—	33
Net cash used in investing activities	(3,098)	(1,674)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments on) proceeds from line of credit, net	(6,350)	5,105
Payments for deferred financing costs	(470)	—
Proceeds from long-term debt	8,113	817
Payments on long-term debt	(863)	(161)
Principal payments on finance leases	(1,776)	(1,672)
Shares withheld for taxes in connection with issuance of restricted stock	(549)	(1,423)
Proceeds from sale of common stock, net	230	9,314
Net cash (used in) provided by financing activities	(1,665)	11,980
NET INCREASE (DECREASE) IN CASH	11,880	(2,520)
CASH beginning of the period	852	3,372
CASH end of the period	$12,732	$852
Supplemental cash flow information:
Interest paid	$1,638	$741
Income taxes paid	$23	$102
Non-cash investing and financing activities:
Equipment additions via finance lease	$3,882	$2,757
Non-cash purchases of property and equipment	$134	$18

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

December 31, 2022 and 2021

(in thousands, except share and per share data)

Gearing

The Company provides gearing and gearboxes to a broad set of customers in diverse markets including; onshore and offshore O&G fracking and drilling, surface and underground mining, wind energy, steel, material handling and other infrastructure markets. The Company has manufactured loose gearing, gearboxes and systems, and provided heat treat services for aftermarket and OEM applications for nearly a century. The Company uses an integrated manufacturing process, which includes machining and finishing processes in addition to gearbox repair in Cicero, Illinois, and heat treatment and gearbox repair in Neville Island, Pennsylvania.

Industrial Solutions

The Company provides supply chain solutions, light fabrication, inventory management, kitting and assembly services, primarily serving the combined cycle natural gas turbine market.

Liquidity

The Company meets its short term liquidity needs through cash generated from operations, its available cash balances, through its 2022 Credit Facility (as defined and further discussed in Note 9 “Debt and Credit Agreements” of these consolidated financial statements), equipment financing, access to the public and private debt and/or equity markets, and has the option to raise capital under the Company’s registration statement on Form S-3 (as discussed below). The Company uses the 2022 Credit Facility to fund working capital requirements. Under the 2022 Credit Facility, borrowings are continuous and all cash receipts are usually applied to the outstanding borrowed balance. As of December 31, 2022, cash totaled $12,732, an increase of $11,880 from December 31, 2021. The Company had the ability to borrow up to $27,351 under the 2022 Credit Facility as of December 31, 2022.

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

During the years ended December 31, 2022 and December 31, 2021, the Company sold account receivables totaling $93,245 and $99,130, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $1,431 and $251, respectively.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022 and 2021

(in thousands, except share and per share data)

Debt and finance lease obligations at December 31, 2022 totaled $14,545, which includes current outstanding debt and finance lease obligations totaling $3,178, due over the next twelve months. The Company's outstanding debt includes $7,217 outstanding from the senior secured term loan under the 2022 Credit Facility. The Company had $0 drawn on the senior secured revolving credit facility as of December 31, 2022.

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

On September 12, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $12,000. Any shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and the 424(b) prospectus supplement relating to the offering dated September 12, 2022. The Company will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. During the year ended December 31, 2022, the Company issued 100,379 shares of the Company’s common stock under the Sales Agreement and the net proceeds (before upfront costs) to the Company from the sale of the Company’s common stock were approximately $323 after deducting commissions paid of approximately $9 and before deducting other expenses of $93. As of December 31, 2022, shares of the Company’s common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement.

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

December 31, 2022 and 2021

(in thousands, except share and per share data)

Cash

As of December 31, 2022 and December 31, 2021, cash totaled $12,732 and $852, respectively. For the years ended December 31, 2022 and 2021, interest income was $0 and $1, respectively.

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

During 2022 and 2021, the Company also recognized revenue over time, versus point in time, when products in the Gearing and Heavy Fabrications segments had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contract by the customer. Since the projects are labor intensive, the Company uses labor hours as the input measure of progress for the contract. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. The Company recognizes contract assets associated with this revenue which represents its rights to consideration for work completed but not billed at the end of the period.

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

December 31, 2022 and 2021

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

Historically, the Company’s A/R is highly concentrated with a select number of customers. During the year ended December 31, 2022, the Company’s five largest customers accounted for 69% of its consolidated revenues and 43% of outstanding A/R balances, compared to the year ended December 31, 2021 when the Company’s five largest customers accounted for 71% of its consolidated revenues and 25% of its outstanding A/R balances.

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

December 31, 2022 and 2021

(in thousands, except share and per share data)

Long-Lived Assets

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is recognized using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes, and generally using an accelerated method for income tax reporting purposes. Depreciation expense related to property and equipment for the years ended December 31, 2022 and 2021 was $5,335 and $5,603, respectively. Expenditures for additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the useful lives of the respective assets are expensed as incurred.  Property or equipment sold or disposed of is removed from the respective property accounts, with any corresponding gains and losses recorded within the operating results of the Company’s consolidated statement of operations.

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

December 31, 2022 and 2021

(in thousands, except share and per share data)

Warranty Liability

The Company provides warranty terms that generally range from one to five years for various products and services relating to workmanship and materials supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable the Company to pursue recovery from third parties for amounts paid to customers under warranty provisions. Warranty liability is recorded in accrued liabilities within the consolidated balance sheet. The Company estimates the warranty accrual based on various factors, including historical warranty costs, current trends, product mix and sales. The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2022 and 2021 were as follows:

	As of December 31,
	2022	2021
Balance, beginning of period	$125	$33
Increase of warranty reserve	23	70
Warranty claims	3	22
Other adjustments	(2)	—
Balance, end of period	$149	$125

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

December 31, 2022 and 2021

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

Share-Based Compensation

The Company grants incentive stock options, restricted stock units (“RSUs”) and/or performance awards (“PSUs”) to certain officers, directors, and employees. The Company accounts for share-based compensation related to these awards based on the estimated fair value of the equity award and recognizes expense ratably over the required vesting term of the award. The expense associated with PSUs is also based on the probability of achieving embedded targets. Awards that are based on a fixed number of shares are treated as equity while awards that are based on a fixed amount of dollars are treated as liabilities. See Note 14 “Share-Based Compensation” of these consolidated financial statements for further discussion of the Company’s share-based compensation plans, the nature of share-based awards issued and the Company’s accounting for share-based compensation.

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

The following table presents the Company’s revenues disaggregated by revenue source for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Heavy Fabrications	$117,206	$101,994
Gearing	42,588	28,583
Industrial Solutions	17,804	15,402
Eliminations	(839)	(360)
Consolidated	$176,759	$145,619

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

December 31, 2022 and 2021

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

During the years ended December 31, 2022 and 2021, the Company recognized a portion of revenue within the Gearing and Heavy Fabrications segments over time, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Since the projects are labor intensive, the Company uses labor hours as the input measure of progress for the applicable contracts. Within the Heavy Fabrications segment, the Company recognized revenue over time of $14,298 and $5,665 for the years ended December 30, 2022 and 2021, respectively. Within the Gearing segment, the Company recognized revenue over time of $2,444 for the year ended December 31, 2021. During the fourth quarter of 2021, the Company ceased recording revenue over time within the Gearing segment due to a change in contract terms with a customer. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. Contract assets represent the Company’s rights to consideration for work completed but not billed at the end of the period.

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

3. EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2022 and 2021 as follows:

	For the Years Ended December 31,
	2022	2021
Basic earnings per share calculation:
Net (loss) income	$(9,730)	$2,847
Weighted average number of common shares outstanding	20,298,641	18,726,459
Basic net (loss) income per share	$(0.48)	$0.15
Diluted earnings per share calculation:
Net (loss) income	$(9,730)	$2,847
Weighted average number of common shares outstanding	20,298,641	18,726,459
Common stock equivalents:
Non-vested stock awards (1)	—	662,030
Weighted average number of common shares outstanding	20,298,641	19,388,489
Diluted net (loss) income per share	$(0.48)	$0.15

(1)   Restricted stock units granted and outstanding of 822,737 are excluded from the computation of diluted earnings for the year ended December 31, 2022 due to the anti-dilutive effect as a result of the Company’s net loss for that period.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022 and 2021

(in thousands, except share and per share data)

4. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. Although some of the accounting standards issued or effective in the current fiscal year may be applicable to it, the Company believes that none of the new standards have a significant impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326),” which replaces the current incurred loss impairment methodology for most financial assets with the current expected credit loss, or CECL, methodology. The series of new guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables and contract assets. The guidance should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the accounts receivable allowance from operations for the years ended December 31, 2022 and 2021 consists of the following:

	For the Year Ended December 31,
	2022	2021
Balance at beginning of period	$47	$473
Bad debt expense	—	9
Write-offs	—	(229)
Other adjustments	(30)	(206)
Balance at end of period	$17	$47

6. INVENTORIES

The components of inventories as of December 31, 2022 and 2021 are summarized as follows:

	As of December 31,
	2022	2021
Raw materials	$27,644	$16,148
Work-in-process	13,843	13,639
Finished goods	4,916	6,575
	46,403	36,362
Less: Reserve	(2,141)	(2,985)
Net inventories	$44,262	$33,377

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022 and 2021

(in thousands, except share and per share data)

7. LONG-LIVED ASSETS

The cost basis and estimated lives of property and equipment from continuing operations as of December 31, 2022 and 2021 are as follows:

	As of December 31,
	2022	2021	Life (in years)
Land	$1,423	$1,423
Buildings	20,792	20,778	39
Machinery and equipment	120,893	116,725	2 - 10
Office furniture and equipment	5,705	5,480	3 - 7
Leasehold improvements	9,040	8,937	Shorter of asset life or life of lease
Construction in progress	2,360	677
	160,213	154,020
Less accumulated depreciation and amortization	(114,894)	(110,365)
Total property and equipment	$45,319	$43,655

As of December 31, 2022, the Company had commitments of $1,942 related to the completion of projects within construction in progress.

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships. Intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 1 to 5 years.

During November 2022, the Company identified a triggering event associated with an expected operating loss within the Heavy Fabrications segment during the year ended December 31, 2022. Accordingly, the Company performed an undiscounted cash flow analysis as of November 30, 2022 and determined that the undiscounted future cash flows exceeded the asset group's carrying value. Additionally, there were no changes in facts or circumstances following the November 30, 2022 assessment through December 31, 2022, which would alter the asset group’s initial undiscounted future cash flows or carrying value estimates. As a result, no impairment charge was recorded for the Heavy Fabrications asset group for the year ended December 31, 2022.

During November 2021, the Company identified triggering events associated with operating losses within the Gearing segment and a decline in revenue and operating margin within the Heavy Fabrications segment during the year ended December 31, 2021. Accordingly, the Company performed undiscounted cash flow analyses as of November 30, 2021 and determined that the undiscounted future cash flows exceeded the asset groups' carrying values. Additionally, there were no changes in facts or circumstances following the November 30, 2021 assessments through December 31, 2021, which would alter the asset groups initial undiscounted future cash flows or carrying value estimates. As a result, no impairment charges were recorded for the Heavy Fabrications and Gearing asset groups for the year ended December 31, 2021.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022 and 2021

(in thousands, except share and per share data)

As of December 31, 2022 and 2021, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	December 31, 2022					December 31, 2021
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Noncompete agreements	$170	$(167)	$—	$3	0.1	$170	$(139)	$—	$31	1.1
Customer relationships	15,979	(7,581)	(7,592)	806	3.1	15,979	(7,284)	(7,592)	1,103	4.0
Trade names	9,099	(7,180)	—	1,919	4.8	9,099	(6,780)	—	2,319	5.8
Intangible assets	$25,248	$(14,928)	$(7,592)	$2,728	4.3	$25,248	$(14,203)	$(7,592)	$3,453	5.2

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 6 to 20 years. Amortization expense was $725 for the years ended December 31, 2022 and 2021. As of December 31, 2022, estimated future amortization expense is as follows:

2023	$664
2024	661
2025	661
2026	422
2027	320
Total	$2,728

8. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
	2022	2021
Accrued payroll and benefits	$3,110	$2,992
Fair value of interest rate swap	—	27
Accrued property taxes	17	—
Income taxes payable	26	1
Accrued professional fees	118	129
Accrued warranty liability	149	125
Self-insured workers compensation reserve	30	166
Long term incentive plan accrual	619	—
Accrued other	244	214
Total accrued liabilities	$4,313	$3,654

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022 and 2021

(in thousands, except share and per share data)

9. DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Line of credit	$—	$6,350
Other notes payable	1,094	477
Long-term debt	7,217	—
Less: current portion	(1,170)	(6,650)
Long-term debt, net of current maturities	$7,141	$177

As of December 31, 2022, future annual principal payments on the Company’s outstanding debt obligations were as follows:

2023	$1,170
2024	1,969
2025	1,113
2026	1,114
2027	1,115
2028 and thereafter	1,830
Total	$8,311

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

December 31, 2022 and 2021

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

In conjunction with the 2016 Amended and Restated Loan Agreement, during June 2019, the Company entered into a floating to fixed interest rate swap with CIBC. The swap agreement has a notional amount of $6,000 and a schedule matching that of the underlying loan that synthetically fixes the interest rate on LIBOR borrowings for the entire term of the 2016 Credit Facility at 2.13%, before considering the Company’s risk premium. The interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, which may subject the Company’s results of operations to non-cash volatility. The interest rate swap liability is included in the “Accrued liabilities” line item of the Company’s consolidated financial statements as of  December 31, 2021. The interest rate swap expired in  February 2022.

All obligations outstanding under the 2016 Credit Facility were refinanced by the 2022 Credit Facility on August 5, 2022. On August 4, 2022, the Company entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), providing the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. The 2022 Credit Facility replaced the 2016 Credit Facility. In connection with the 2022 Credit Facility, the Company incurred deferred financing costs in the amount of $470 primarily related to the revolving credit loan. These costs are included in the “Other assets” line item of the Company's consolidated financial statements as of December 31, 2022.

The 2022 Credit Facility, as amended, contains customary covenants limiting the Company’s and its subsidiaries’ ability to, among other things, incur liens, make investments, incur indebtedness, merge or consolidate with others or dispose of assets, change the nature of its business, and enter into transactions with affiliates.  In addition, the 2022 Credit Facility contains financial covenants requiring the Company to have a Fixed Charge Coverage Ratio (i) as of the twelve-month period ending January 31, 2024 through and including June 30, 2024 of 1.0 to 1.0, and (ii) as of each twelve-month period thereafter to be greater than 1.1 to 1.0 and minimum EBITDA (as defined in the 2022 Credit Facility) on a month-end basis of $1,921,000 for the twelve-month period ending March 31, 2023, $3,661,000 for the twelve-month period ending June 30, 2023, $5,876,000 for the twelve-month period ending September 30, 2023, and $9,929,000 for the twelve-month period ending December 31, 2023. The initial term of the revolving credit facility matures August 4, 2027. The term loan also matures on August 4, 2027, with monthly payments based on an 84-month amortization.

On February 8, 2023, the Company executed Amendment No. 1 to Credit Agreement and Limited Waiver (the “First Amendment to 2022 Credit Agreement”), which waived the Company's fourth quarter minimum EBITDA (as defined in the 2022 Credit Facility) requirement for the period ended December 31, 2022, amended the Fixed Charge Coverage Ratio (as defined in the 2022 Credit Facility) requirements for the twelve-month period ending January 31, 2024 through and including June 30, 2024 and each twelve-month period thereafter, and amended the minimum EBITDA requirements applicable to the twelve-month periods ending March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023.

As of December 31, 2022, only $7,217 from the senior secured term loan was outstanding under the 2022 Credit Facility. The Company had $0 drawn on the senior secured revolving credit facility and had the ability to borrow up to $27,351 under the 2022 Credit Facility as of December 31, 2022. As of December 31, 2022, the effective interest rate of the senior secured revolving credit facility was 6.55% and the effective rate of the senior secured term loan was 6.80%. As of December 31, 2021, the effective interest rate of the 2016 Credit Facility was 4.0%.

Other

In 2016, the Company entered into a $570 unsecured loan agreement with the Development Corporation of Abilene which is included in long-term debt, less current maturities. The loan is forgivable upon the Company meeting and maintaining specific employment thresholds. During each of the years ended December 31, 2022 and 2021, $114 of the loan was forgiven. As of December 31, 2022 and December 31, 2021, the loan balance was $0 and $114, respectively. In addition, the Company has outstanding notes payable for capital expenditures in the amount of $1,094 and $363 as of December 31, 2022 and 2021, respectively, with $88 and $186 included in the “Line of credit and current portion of long-term debt” line item of the Company’s consolidated financial statements as of December 31, 2022 and 2021, respectively. The notes payable have monthly payments that range from $3 to $16 and an interest rate of 4%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from July 2023 to September 2028.

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

December 31, 2022 and 2021

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

 As of December 31, 2022, the right-of-use (“ROU”) asset had a balance of $16,396 which is included in the “Operating lease right-of-use assets” line item of these consolidated financial statements and current and non-current lease liabilities relating to the ROU asset of $1,882 and $16,696, respectively, and are included in the “Current portion of operating lease obligations” and “Long-term operating lease obligations, net of current portion” line items of these consolidated financial statements. As of December 31, 2021, the ROU asset had a balance of $18,029 and current and non-current lease liabilities relating to the ROU asset of $1,775 and $18,405, respectively. The discount rates used for leases accounted for under Topic 842 are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

Lease terms generally range from 3 to 15 years with renewal options for extended terms. Some of the Company’s facility leases include options to renew. The exercise of the renewal options is at the Company’s discretion. Therefore, the majority of renewals to extend the lease terms are not included in ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them. Certain leases contain rent escalation clauses that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the lease term. Operating rental expense for the years ended December 31, 2022 and 2021 was $4,253 and $4,302, respectively.

In addition, the Company has entered into finance lease arrangements to finance property and equipment and assumed finance lease obligations in connection with certain acquisitions. Finance rental expense for the years ended December 31, 2022 and 2021 was $1,639 and $1,379, respectively.

Amortization expense recorded in connection with assets recorded under finance leases was $1,172 and $984 for the years ended December 31, 2022 and 2021, respectively.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022 and 2021

(in thousands, except share and per share data

)

Quantitative information regarding the Company’s leases is as follows:

	Year Ended December 31,
	2022	2021
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$1,172	$984
Interest on finance lease liabilities	467	395
Total finance lease costs	1,639	1,379
Operating lease cost components:
Operating lease cost	2,839	2,965
Short-term lease cost	707	654
Variable lease cost (1)	898	870
Sublease income	(191)	(187)
Total operating lease costs	4,253	4,302

Total lease cost	$5,892	$5,681

Supplemental cash flow information related to our operating leases is as follows for the twelve months ended December 31, 2022 and 2021:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$3,496	$3,581
Right-of-use assets obtained in exchange for new
operating lease liabilities	$187	$907

Weighted-average remaining lease term-finance leases at end of period (in years)	3.3	1.9
Weighted-average remaining lease term-operating leases at end of period (in years)	8.1	8.9
Weighted-average discount rate-finance leases at end of period	6.0%	6.3%
Weighted-average discount rate-operating leases at end of period	8.7%	8.6%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

Amortization associated with new right-of-use assets obtained in exchange for new operating lease liabilities is $20 and $270 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2023	$2,372	$3,453	$5,825
2024	1,392	2,998	4,390
2025	986	3,064	4,050
2026	774	3,059	3,833
2027	671	3,098	3,769
2028 and thereafter	1,015	10,948	11,963
Total lease payments	7,210	26,620	33,830
Less—portion representing interest	(976)	(8,042)	(9,018)
Present value of lease obligations	6,234	18,578	24,812
Less—current portion of lease obligations	(2,008)	(1,882)	(3,890)
Long-term portion of lease obligations	$4,226	$16,696	$20,922

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022 and 2021

(in thousands, except share and per share data)

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is subject to legal proceedings or claims that arise in the ordinary course of its business. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of December 31, 2022, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect on the Company’s results of operations, financial condition or cash flows, although no assurance can be given with respect to the ultimate outcome of pending actions. Refer to Note 18, “Legal Proceedings” of these consolidated financial statements for further discussion of legal proceedings.

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

December 31, 2022 and 2021

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

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and dependent on actual losses sustained by the customer. When the damages are determined to be probable and estimable, the damages are recorded as a reduction to revenue. During 2022 and 2021, the Company incurred no liquidated damages and there was no reserve for liquidated damages as of December 31, 2022 or December 31, 2021.

Workers’ Compensation Reserves

As of December 31, 2022 and 2021, the Company had $30 and $166, respectively, accrued for self-insured workers’ compensation liabilities. At the beginning of the third quarter of 2013, the Company began to self-insure for its workers’ compensation liabilities, including reserves for self-retained losses. The Company entered into a guaranteed workers’ compensation cost program at the beginning of the third quarter of 2016, but still maintains a liability for the trailing claims for the self-insured policy periods. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Health Insurance Reserves

As of December 31, 2022 and 2021, the Company had $360 and $416, respectively, accrued for health insurance liabilities. The Company self-insures for its health insurance liabilities, including establishing reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required health insurance reserves. The Company takes into account claims incurred but not reported when determining its health insurance reserves. Health insurance reserves are included in accrued liabilities. While the Company’s management believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022 and 2021

(in thousands, except share and per share data)

Other

As of December 31, 2022, approximately 19% of the Company’s employees were covered by two collective bargaining agreements with local unions at the Company’s Cicero, Illinois and Neville Island, Pennsylvania locations. During November 2022, the Company negotiated a four-year collective bargaining agreement with the Neville Island union and it is expected to remain in effect through October 2026. A four-year collective bargaining agreement in regards to the Cicero, Illinois facility was negotiated in February 2022 and is expected to remain in effect through February 2026.

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

December 31, 2022 and 2021

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

The following table represents the fair value of the Company’s financial assets measured as of December 31, 2022 and 2021:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities measured on a recurring basis:
Interest rate swap	$—	$27	$—	$27
Total liabilities at fair value	$—	$27	$—	$27

13. INCOME TAXES

The provision for income taxes for the years ended December 31, 2022 and 2021 consists of the following:

	For the Years Ended Year Ended December 31,
	2022	2021
Current provision
Federal	$—	$—
State	48	21
Total current provision	48	21
Deferred provision
Federal	(2,102)	(1,636)
State	(460)	(304)
Total deferred provision	(2,562)	(1,940)
Increase in deferred tax valuation allowance	2,549	1,944
Total provision for income taxes	$35	$25

During the year ended December 31, 2022, the Company recorded an expense for income taxes of $35, compared to an expense for income taxes of $25 during the year ended December 31, 2021. On  August 16, 2022, Congress enacted the Inflation Reduction Act which includes advanced manufacturing tax credits for manufacturers of eligible components, including wind and solar components produced and sold in the US from 2023 through 2032. No rulings have been made on the taxability of these credits.

The total change in the deferred tax valuation allowance was $2,549 and $1,944 for the years ended December 31, 2022 and 2021, respectively. The changes in the deferred tax valuation allowance in 2022 and 2021 were primarily the result of increases to the deferred tax assets pertaining to federal and state NOLs. Management believes that significant uncertainty exists surrounding the recoverability of deferred tax assets. As a result, the Company recorded a valuation allowance against the remaining deferred tax assets.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022 and 2021

(in thousands, except share and per share data)

The tax effects of the temporary differences and NOLs that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of Year Ended December 31,
	2022	2021
Noncurrent deferred income tax assets:
Net operating loss carryforwards	$74,807	$71,967
Intangible assets	—	453
Accrual and reserves	3,531	2,946
Leases	3,834	4,428
Other	4	8
Total noncurrent deferred tax assets	82,176	79,802
Valuation allowance	(74,559)	(72,010)
Noncurrent deferred tax assets, net of valuation allowance	7,617	7,792
Noncurrent deferred income tax liabilities:
Fixed assets	2,584	2,834
Intangible assets	674	—
Leases	4,344	4,956
Total noncurrent deferred tax liabilities	7,602	7,790
Net deferred income tax asset	$15	$2

Certain prior year amounts have been reclassified to conform to current year presentation. Valuation allowances of $74,559 and $72,010 have been provided for deferred income tax assets for which realization is uncertain as of December 31, 2022 and 2021, respectively. A reconciliation of the beginning and ending amounts of the valuation is as follows:

Valuation allowance as of December 31, 2021	$(72,010)
Gross increase for current year activity	(2,549)
Valuation allowance as of Balance at December 31, 2022	$(74,559)

As of December 31, 2022, the Company had federal and unapportioned state NOL carryforwards of approximately $288,462 of which $227,781 will begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

The reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate is as follows:

	For the Year Ended
	December 31,
	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	3.3	(6.6)
Permanent differences	(0.6)	1.9
Change in valuation allowance	(26.3)	29.2
Equity compensation	0.0	14.5
Other	(2.1)	0.2
State NOL deferred adjustment	4.3	-
PPP loan forgiveness	0.0	(59.6)
Effective income tax rate	(0.4)%	0.6%

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022 and 2021

(in thousands, except share and per share data)

The Company accounts for the uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken, or expected to be taken, in a tax return that is required to be met before being recognized in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2022, the Company had no unrecognized tax benefits that could impact the income tax expense.

The Company files income tax returns in the U.S. federal and state jurisdictions. As of December 31, 2022, with few exceptions, the Company is no longer subject to federal or state income tax examinations by taxing authorities for years before December 31, 2018; however, taxing authorities have the ability to adjust NOL carryforwards in open tax years that may have been carried forward from closed years.   The Company’s 2008 and 2009 federal tax returns were examined in 2011 and no material adjustments were identified related to any of the Company’s tax positions. Although these periods have been audited, they continue to remain open until all NOLs generated in those tax years have either been utilized or expire.

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

In February 2013, the Company adopted a Stockholder Rights Plan, which was amended in February 2016 and approved by our stockholders (as amended, the “Rights Plan”), designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under Section 382 of the IRC. On February 7, 2019, the Board of Directors (the “Board”) approved an amendment extending the Rights Plan for an additional three years, which was subsequently approved by the Company’s stockholders at the 2019 Annual Meeting of Stockholders held on April 23, 2019 (the “2019 Annual Meeting of Stockholders”). On February 3, 2022, the Board approved an amendment which included an extension of the Rights Plan for an additional three years, which was subsequently approved by the Company's stockholders at the 2022 Annual Meeting of Stockholders.

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

December 31, 2022 and 2021

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

December 31, 2022 and 2021

(in thousands, except share and per share data)

The 2015 EIP reserves 3,200,000 shares of the Company’s common stock. As of December 31, 2022, 1,854,919 shares of common stock reserved for issuance pursuant to stock options and RSU awards granted under the 2015 EIP had been issued in the form of common stock and 822,737 shares of common stock are issued and unvested.

There was no stock option activity during the years ended  December 31, 2022 and 2021 and no stock options were outstanding as of December 31, 2022 and 2021. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022 and 2021

(in thousands, except share and per share data)

The following table summarizes information with respect to outstanding RSUs and PSUs accounted for as equity awards as of December 31, 2022 and 2021:

		Weighted Average
		Grant-Date Fair Value
	Number of Shares	Per Share
Unvested as of December 31, 2021	918,448	$2.73
Granted	748,694	$1.75
Vested	(818,956)	$2.23
Forfeited	(25,449)	$2.60
Unvested as of December 31, 2022	822,737	$2.37

RSUs and PSUs are generally subject to ratable vesting over a three-year period. Compensation expense related to these service and performance based awards is generally recognized on a straight-line basis over the vesting period. During the years ended December 31, 2022 and 2021, the Company utilized a forfeiture rate of 25% for estimating the forfeitures of stock compensation granted.

During the year ended December 31, 2022, the Company recorded share-based compensation expense in the amount of $619 for PSUs treated as liability awards that will be settled in shares in 2023. The liability is recognized in the “Accrued liabilities” line item of the Company’s condensed consolidated balance sheet and has a balance of $619 as of December 31, 2022. The following table summarizes share-based compensation expense, net of taxes withheld, included in the Company’s consolidated statements of operations for the years ended December 31, 2022 and 2021 as follows:

	For the Years Ended
	December 31,
	2022	2021
Share-based compensation expense:
Cost of sales	$129	$130
Selling, general and administrative	1,434	1,411
Net effect of share-based compensation expense on net income	$1,563	$1,541
Reduction in earnings per share:
Basic earnings per share	$0.08	$0.08
Diluted earnings per share	$0.08	$0.08

(1)

Income tax benefit is not illustrated because the Company is currently in a full tax valuation allowance position and an actual income tax benefit was not realized for the years ended December 31, 2022 and 2021. The result of the income (loss) situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

As of December 31, 2022, the Company estimates that pre-tax compensation expense for all unvested share-based RSUs and PSUs in the amount of approximately $1,162 will be recognized through the year 2024. The Company expects to satisfy the future distribution of shares of restricted stock by issuing new shares of common stock.

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

December 31, 2022 and 2021

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

December 31, 2022 and 2021

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Description of Business and Summary of Significant Accounting Policies” of these consolidated financial statements. Summary financial information by reportable segment is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Year Ended December 31, 2022
Revenues from external customers	$117,194	42,572	16,993	—	—	$176,759
Intersegment revenues	12	16	811	—	(839)	—
Net revenues	117,206	42,588	17,804	—	(839)	176,759
Operating (loss) income	(1,044)	43	120	(5,722)	(4)	(6,607)
Depreciation and amortization	3,446	1,978	397	239	—	6,060
Capital expenditures	2,601	446	48	3	—	3,098
Total assets	45,475	51,944	12,775	224,856	(190,510)	144,540

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Year Ended December 31, 2021
Revenues from external customers	$101,989	28,583	15,047	—	—	$145,619
Intersegment revenues	5	—	355	—	(360)	—
Net revenues	101,994	28,583	15,402	—	(360)	145,619
Operating loss	(3,214)	(2,593)	(386)	(6,401)	—	(12,594)
Depreciation and amortization	3,844	1,855	425	212	—	6,336
Capital expenditures	1,038	328	261	80	—	1,707
Total assets	37,131	46,219	10,825	228,219	(204,347)	118,047

The Company generates revenues entirely from transactions completed in the U.S. and its long-lived assets are all located in the U.S. All intercompany revenue is eliminated in consolidation. During 2022, two customers accounted for more than 10% of total net revenues. The customers, reported within the Heavy Fabrications segment, accounted for revenues of $64,625 and $20,336, respectively. During 2021, two customers accounted for more than 10% of total net revenues. The customers, reported within the Heavy Fabrications segment, accounted for revenues of $59,278 and $25,946 respectively. During the years ended December 31, 2022 and 2021, five customers accounted for 69% and 71%, respectively, of total net revenues.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022 and 2021

(in thousands, except share and per share data)

16. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plans

Retirement Savings and Profit Sharing Plans

The Company offers a 401(k) retirement savings plan to all eligible employees who may elect to contribute a portion of their salary on a pre-tax basis, subject to applicable statutory limitations. As of December 31, 2022, all employees were eligible to receive safe harbor matching contributions equal to 100% of the first 3% of the participant’s elective deferral contributions and 50% of the next 2% of the participant’s elective deferral contributions. The Company has the discretion, subject to applicable statutory requirements, to fund any matching contribution with a contribution to the plan of the Company’s common stock. The Company periodically evaluates whether to fund the matching contribution in cash or in the Company’s common stock. Under the plan, elective deferrals and basic Company matching is 100% vested at all times.

For the years ended December 31, 2022 and 2021, the Company recorded expense under these plans of approximately $1,247 and $1,195, respectively.

Deferred Compensation Plan

The Company maintains a deferred compensation plan for certain key employees and nonemployee directors, whereby certain wages earned, compensation for services rendered, and discretionary company-matching contributions may be deferred and deemed to be invested in the Company’s common stock. Changes in the fair value of the plan liability are recorded as charges or credits to compensation expense. Compensation income associated with the deferred compensation plan recorded during the years ended December 31, 2022 and 2021 was $(1) and $(55). The fair value of the plan liability to the Company is included in accrued liabilities in the Company’s consolidated balance sheets. As of December 31, 2022 and 2021, the fair value of plan liability to the Company was $15 and $16, respectively.

In addition to the employee benefit plans described above, the Company participates in certain customary employee benefits plans, including those which provide health and life insurance benefits to employees.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022 and 2021

(in thousands, except share and per share data)

17. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following table provides a summary of selected financial results of operations by quarter for the years ended December 31, 2022 and 2021 as follows:

2022	First	Second	Third	Fourth
Revenues	$41,844	$50,012	$44,843	$40,060
Gross profit	2,012	2,394	3,748	2,556
Operating loss	(2,073)	(1,912)	(520)	(2,102)
Net loss	(2,404)	(2,703)	(1,772)	(2,851)
Net loss per share:
Basic	$(0.12)	$(0.13)	$(0.09)	$(0.14)
Diluted	$(0.12)	$(0.13)	$(0.09)	$(0.14)

2021	First	Second	Third	Fourth
Revenues	$32,728	$46,491	$40,389	$26,011
Gross profit	282	2,198	2,074	957
Operating loss	(4,311)	(2,311)	(1,997)	(3,975)
Net (loss) income	(1,210)	10,252	(2,105)	(4,090)
Net (loss) income per share:
Basic	$(0.07)	$0.55	$(0.11)	$(0.21)
Diluted	$(0.07)	$0.53	$(0.11)	$(0.21)

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022 and 2021

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

The Company received a notice dated January 18, 2023 from WM Argyle Fund, LLC, which allegedly owned approximately 1.0% of the Company’s outstanding shares at the time of submission, purporting to nominate a slate of six candidates for election as directors at the Company's 2023 Annual Meeting of Stockholders. The Company remains open to ongoing engagement with WM Argyle. However, if the Company and WM Argyle cannot reach an agreement in connection with its nomination, there will be a contested election at the Company’s 2023 Annual Meeting of Stockholders.

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

10.19†	Amended and Restated Broadwind Energy, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit D to the Company’s Schedule 14A filed on March 11, 2019)
10.20	Note dated April 5, 2020 by and between Brad Foote Gear Works, Inc. and CIBC Bank USA (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020)
10.21	Note dated April 5, 2020 by and between Broadwind Heavy Fabricators, Inc. and CIBC Bank USA (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020)
10.22	Note dated April 5, 2020 by and between Broadwind Industrial Solutions, Inc. and CIBC Bank USA (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020)
10.23	Note dated April 8, 2020 by and between Broadwind Energy, Inc. n/k/a Broadwind, Inc. and CIBC Bank USA (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020)
10.24†	Form of Performance Award Agreement (Amended and Restated Broadwind, Inc. 2015 Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)
10.25†	First Amendment to Amended and Restated Broadwind Energy, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)
10.26	First Amendment to the Amended and Restated Loan and Security Agreement and Other Loan Documents, dated October 29, 2020, among the Company, Brad Foote Gearworks, Inc, Broadwind Services, LLC, Broadwind Heavy Fabrications, Inc., Broadwind Industrial Solutions, LLC, CIBC Bank USA, as Administrative Agent for itself and all Lenders and Siena Lending Group (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)
10.27	Second Amendment to the Amended and Restated Loan and Security Agreement, dated February 23, 2021, among the Company, Brad Foote Gearworks, Inc, Broadwind Services, LLC, Broadwind Heavy Fabrications, Inc., Broadwind Industrial Solutions, LLC, and CIBC Bank USA, as Administrative Agent for itself and all Lenders (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020)
10.28	Second Amendment to Amended and Restated Broadwind, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix B to Amendment No. 1 to the Company's Schedule 14A filed April 5, 2021)
10.29	Third Amendment to Amended and Restated Loan and Security Agreement, dated November 8, 2021, among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Heavy Fabrications, Inc., Broadwind Industrial Solutions, LLC and CIBC Bank USA, as Administrative Agent for itself and all Lenders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021)
10.30	Equity Distribution Agreement, dated March 9, 2021, by and between the Company and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed March 9, 2021)
10.31	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated February 28, 2022, among the Company, Brad Foote Gearworks, Inc., Broadwind Services, LLC, Broadwind Heavy Fabrications, Inc., Broadwind Industrial Solutions, LLC and CIBC Bank USA, as Administrative Agent for itself and all Lenders (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021)
10.32	Credit Agreement, dated as of August 4, 2022, by and among Broadwind, Inc., Brad Foote Gear Works, Inc., Broadwind Industrial Solutions, LLC, Broadwind Heavy Fabrications, Inc., 5100 Neville Road, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 8, 2022)
10.33	Guaranty, dated as of August 4, 2022, by Broadwind, Inc., Brad Foote Gear Works, Inc., Broadwind Industrial Solutions, LLC, Broadwind Heavy Fabrications, Inc. and 5100 Neville Road, LLC in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 8, 2022)
10.34	Severance and Non-Competition Agreement dated as of August 10, 2022, between Broadwind, Inc. and Thomas A. Ciccone (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 12, 2022)
10.35	Sales Agreement, dated September 12, 2022, by and among Broadwind, Inc., Roth Capital Partners, LLC and H.C. Wainwright & Co. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed September 12, 2022)
10.36	Amendment No. 1 to Credit Agreement and Limited Waiver, dated as of February 8, 2023, by and among Broadwind Inc., Brad Foote Gear Works, Inc., Broadwind Industrial Solutions, LLC, Broadwind Heavy Fabrications, Inc., 5100 Neville Island, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 14, 2023)
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of RSM LLP (filed herewith)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101

The following financial information from this Form 10-K of Broadwind, Inc. for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensation plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the ninth  day of March, 2023 .

BROADWIND, INC.

By:	/s/ Eric B. Blashford
Eric B. Blashford President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons (including a majority of the board of directors) on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Eric B. Blashford	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 9, 2023
Eric B. Blashford

/s/ Thomas A. Ciccone	Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2023
Thomas A. Ciccone

/s/ David P. Reiland	Director	March 9, 2023
David P. Reiland

/s/ Philip J. Christman	Director	March 9, 2023
Philip J. Christman

/s/ Thomas A. Wagner	Director	March 9, 2023
Thomas A. Wagner

/s/ Cary B. Wood	Director	March 9, 2023
Cary B. Wood

/s/ Sachin Shivaram	Director	March 9, 2023
Sachin Shivaram