Form 10-Q
period 2023-03-31
BROADWIND, INC.
filed 2023-05-11
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of May 8, 2023: 20,976,787.

BROADWIND, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash	$1,729	$12,732
Accounts receivable, net	25,845	17,018
Contract assets	1,909	1,955
Inventories, net	48,543	44,262
Prepaid expenses and other current assets	3,160	3,291
Total current assets	81,186	79,258
LONG-TERM ASSETS:
Property and equipment, net	45,270	45,319
Operating lease right-of-use assets, net	15,946	16,396
AMP credit receivable	3,162	—
Intangible assets, net	2,560	2,728
Other assets	834	839
TOTAL ASSETS	$148,958	$144,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and current portion of long-term debt	$18,089	$1,170
Current portion of finance lease obligations	1,663	2,008
Current portion of operating lease obligations	1,824	1,882
Accounts payable	25,794	26,255
Accrued liabilities	5,160	4,313
Customer deposits	21,751	34,550
Total current liabilities	74,281	70,178
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	6,863	7,141
Long-term finance lease obligations, net of current portion	3,976	4,226
Long-term operating lease obligations, net of current portion	16,296	16,696
Other	20	26
Total long-term liabilities	27,155	28,089
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 21,191,937 and 21,127,130 shares issued as of March 31, 2023, and December 31, 2022, respectively	21	21
Treasury stock, at cost, 273,937 shares as of March 31, 2023 and December 31, 2022	(1,842)	(1,842)
Additional paid-in capital	397,720	397,240
Accumulated deficit	(348,377)	(349,146)
Total stockholders’ equity	47,522	46,273
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,958	$144,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$48,873	$41,844
Cost of sales	41,897	39,832
Gross profit	6,976	2,012
OPERATING EXPENSES:
Selling, general and administrative	5,526	3,902
Intangible amortization	168	183
Total operating expenses	5,694	4,085
Operating income (loss)	1,282	(2,073)
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(488)	(345)
Other, net	(2)	21
Total other (expense) income, net	(490)	(324)
Net income (loss) before provision for income taxes	792	(2,397)
Provision for income taxes	23	7
NET INCOME (LOSS)	769	(2,404)
NET INCOME (LOSS) PER COMMON SHARE—BASIC:
Net income (loss)	0.04	(0.12)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	20,869	19,708
NET INCOME (LOSS) PER COMMON SHARE—DILUTED:
Net income (loss)	$0.04	$(0.12)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	21,387	19,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2021	19,859,650	$20	(273,937)	$(1,842)	$395,372	$(339,416)	$54,134
Stock issued for restricted stock	480,595	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	146,790	—	—	—	282	—	282
Share-based compensation	—	—	—	—	192	—	192
Shares withheld for taxes in connection with issuance of restricted stock	(194,962)	—	—	—	(411)	—	(411)
Net loss	—	—	—	—	—	(2,404)	(2,404)
BALANCE, March 31, 2022	20,292,073	$20	(273,937)	$(1,842)	$395,435	$(341,820)	$51,793

BALANCE, December 31, 2022	21,127,130	$21	(273,937)	$(1,842)	$397,240	$(349,146)	$46,273
Stock issued under defined contribution 401(k) retirement savings plan	64,807	—	—	—	302	—	302
Share-based compensation	—	—	—	—	178	—	178
Net income	—	—	—	—	—	769	769
BALANCE, March 31, 2023	21,191,937	$21	(273,937)	$(1,842)	$397,720	$(348,377)	$47,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$769	$(2,404)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	1,605	1,519
Deferred income taxes	(5)	(7)
Change in fair value of interest rate swap agreements	—	2
Share-based compensation	178	192
Allowance for doubtful accounts	14	(23)
Common stock issued under defined contribution 401(k) plan	302	282
Loss on disposal of assets	—	3
Changes in operating assets and liabilities:
Accounts receivable	(8,841)	(5,073)
AMP credit receivable	(3,162)	—
Employee retention credit receivable	—	497
Contract assets	46	(2,038)
Inventories	(4,281)	(5,690)
Prepaid expenses and other current assets	130	179
Accounts payable	(784)	10,538
Accrued liabilities	847	(254)
Customer deposits	(12,799)	(3,683)
Other non-current assets and liabilities	(3)	(45)
Net cash used in operating activities	(25,984)	(6,005)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,065)	(492)
Net cash used in investing activities	(1,065)	(492)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	16,945	7,207
Proceeds from long-term debt	—	125
Payments on long-term debt	(634)	(8)
Principal payments on finance leases	(265)	(495)
Shares withheld for taxes in connection with issuance of restricted stock	—	(411)
Net cash provided by financing activities	16,046	6,418
NET DECREASE IN CASH	(11,003)	(79)
CASH beginning of the period	12,732	852
CASH end of the period	$1,729	$773

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

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2023, or any other interim period, which may differ materially due to, among other things, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 and as supplemented by the risk factors set forth in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

The December 31, 2022 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2023 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Company Description

Through its subsidiaries, the Company is a precision manufacturer of structures, equipment and components for clean technology and other specialized applications. The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s capabilities include, but are not limited to the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, gearbox manufacturing and repair, heat treatment, assembly, engineering and packaging solutions. The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 50% and 53% of the Company’s revenue during the first three months of 2023 and 2022, respectively.

Liquidity

The Company typically meets its short term liquidity needs through cash generated from operations, its available cash balances, the 2022 Credit Facility (as defined below), equipment financing, and access to the public or private debt and/or equity markets, including the option to raise capital from the sale of our securities under the Form S-3 (as discussed below).

See Note 8, “Debt and Credit Agreements,” of these condensed consolidated financial statements for a description of the 2022 Credit Facility and the Company’s other debt.

Debt and finance lease obligations at  March 31, 2023 totaled $30,591, which includes current outstanding debt and finance leases totaling $19,752. The Company’s outstanding debt includes $16,945 outstanding from the senior secured revolving credit facility under the 2022 Credit Facility. The Company had $6,947 drawn on the senior secured revolving term loan as of March 31, 2023.  The Company’s revolving line of credit balance is included in the “Line of credit and current portion of long-term debt” line item in the Company's condensed consolidated balance sheet.

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

On September 12, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $12,000. Any shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and the 424(b) prospectus supplement relating to the offering dated September 12, 2022. The Company will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. During the year ended December 31, 2022, the Company issued 100,379 shares of the Company’s common stock under the Sales Agreement and the net proceeds (before upfront costs) to the Company from the sale of the Company’s common stock were approximately $323 after deducting commissions paid of approximately $9 and before deducting other expenses of $93. No shares of the Company’s common stock were issued under the Sales Agreement during the three months ended March 31, 2023. As of March 31, 2023, shares of the Company’s common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement.

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

During the three months ended March 31, 2023 and March 31, 2022, the Company sold account receivables totaling $9,614 and $15,925, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $131 and $78, respectively.

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

Reclassifications

Certain prior year amounts, which are not material, have been reclassified to conform to current year presentation in the condensed consolidated financial statements and the notes to the condensed consolidated financial statements.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Heavy Fabrications	$31,593	$27,272
Gearing	11,965	10,584
Industrial Solutions	5,423	4,073
Eliminations	(108)	(85)
Consolidated	$48,873	$41,844

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

During the three months ended March 31, 2023 and 2022, the Company recognized a portion of revenue within the Heavy Fabrications segment over time, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Within the Heavy Fabrications segment, the Company recognized revenue over time of $1,858 and $2,471 for the three months ended March 31, 2023 and March 31, 2022, respectively. The Company uses labor hours as the input measure of progress for the applicable Heavy Fabrications contracts because the projects are labor intensive. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. Contract assets represent the Company’s rights to consideration for work completed but not billed at the end of the period.

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

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022, as follows:

	Three Months Ended
	March 31,
	2023	2022
Basic earnings per share calculation:
Net income (loss)	$769	$(2,404)
Weighted average number of common shares outstanding	20,869,035	19,707,815
Basic net income (loss) per share	$0.04	$(0.12)
Diluted earnings per share calculation:
Net income (loss)	$769	$(2,404)
Weighted average number of common shares outstanding	20,869,035	19,707,815
Common stock equivalents:
Non-vested stock awards (1)	517,979	—
Weighted average number of common shares outstanding	21,387,014	19,707,815
Diluted net income (loss) per share	$0.04	$(0.12)

(1) Restricted stock units granted and outstanding of 623,191 as of March 31, 2022, are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company’s net loss for the three months ended March 31, 2022.

NOTE 4 — INVENTORIES

The components of inventories as of March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31,	December 31,
	2023	2022
Raw materials	$29,993	$27,644
Work-in-process	16,180	13,843
Finished goods	4,575	4,916
	50,748	46,403
Less: Reserve for excess and obsolete inventory	(2,205)	(2,141)
Net inventories	$48,543	$44,262

NOTE 5 — AMP CREDITS

During the first quarter of 2023, the Company recognized Advanced Manufacturing Production tax credits (“AMP credits”) totaling $3,162 within the Heavy Fabrications segment. These AMP credits were introduced as part of the Inflation Reduction Act (“IRA”) which was enacted on August 16, 2022. The IRA includes advanced manufacturing tax credits for manufacturers of eligible components, including wind and solar components. Manufacturers of wind components qualify for the AMP credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit applies to each component produced and sold in the U.S. starting in 2023 through 2032. Wind towers within the Company’s Heavy Fabrications segment are eligible for credits of $0.03 per watt for each wind tower produced. In calculating the eligible credit, the Company relied on the megawatt rating provided by the customer. Manufacturers can apply to the Internal Revenue Service for cash refunds of the AMP credits for up to five years. After the first five years, the AMP credits are transferable and can be sold to third parties for cash. The Company recognized the AMP credits as a reduction to cost of sales in the Company’s condensed consolidated statements of operations for the three months ended  March 31, 2023. The assets related to the AMP credits are recognized as a long-term asset in the “AMP credit receivable” line item in the Company's condensed consolidated balance sheets as of March 31, 2023. There are currently several critical and complex aspects of the IRA pending technical guidance and regulations from the Internal Revenue Service and the U.S. Treasury Department. Any modifications to the law or its effects arising, for example, through technical guidance and regulations from the Internal Revenue Service and the U.S. Treasury Department could result in changes to the expected and/or actual benefits in the future, which could have a material effect on the Company, results of operations, financial performance and future development efforts.

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

As of March 31, 2023 and December 31, 2022, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	March 31, 2023					December 31, 2022
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Noncompete agreements	$170	$(170)	$—	$—	—	$170	$(167)	$—	$3	0.1
Customer relationships	15,979	(7,646)	(7,592)	741	2.8	15,979	(7,581)	(7,592)	806	3.1
Trade names	9,099	(7,280)	—	1,819	4.5	9,099	(7,180)	—	1,919	4.8
Intangible assets	$25,248	$(15,096)	$(7,592)	$2,560	4.1	$25,248	$(14,928)	$(7,592)	$2,728	4.3

As of March 31, 2023, estimated future amortization expense was as follows:

2023	$496
2024	661
2025	661
2026	422
2027	320
Total	$2,560

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued payroll and benefits	$3,524	$3,110
Accrued property taxes	209	17
Income taxes payable	54	26
Accrued professional fees	197	118
Accrued warranty liability	164	149
Self-insured workers compensation reserve	35	30
Long term incentive plan accrual	619	619
Accrued other	358	244
Total accrued liabilities	$5,160	$4,313

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Line of credit	$16,945	$—
Other notes payable	1,060	1,094
Long-term debt	6,947	7,217
Less: Current portion	(18,089)	(1,170)
Long-term debt, net of current maturities	$6,863	$7,141

Credit Facility

On August 4, 2022, the Company entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), which replaced its prior credit facility and provided the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. In connection with the 2022 Credit Facility, the Company incurred deferred financing costs in the amount of $479 primarily related to the revolving credit loan, which is net of accumulated amortization of $64. These costs are included in the “Other assets” line item of the Company's condensed consolidated financial statements as of March 31, 2023.

On February 8, 2023, the Company executed Amendment No. 1 to Credit Agreement and Limited Waiver which waived the Company’s fourth quarter minimum EBITDA (as defined in the 2022 Credit Agreement) requirement for the period ended December 31, 2022, amended the Fixed Charge Coverage Ratio (as defined in the 2022 Credit Agreement) requirements for the twelve-month period ending January 31, 2024 through and including June 30, 2024 and each twelve-month period thereafter, and amended the minimum EBITDA requirements applicable to the twelve-month periods ending March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023.

The 2022 Credit Agreement, as amended, contains customary covenants limiting the Company’s and its subsidiaries’ ability to, among other things, incur liens, make investments, incur indebtedness, merge or consolidate with others or dispose of assets, change the nature of its business, and enter into transactions with affiliates. The initial term of the revolving credit facility matures August 4, 2027. The term loan also matures on August 4, 2027, with monthly payments based on an 84-month amortization.

As of March 31, 2023, there was $23,892 of outstanding indebtedness under the 2022 Credit Facility, with the ability to borrow an additional $10,567. As of March 31, 2023, the Company was in compliance with all financial covenants under the 2022 Credit Facility. As of March 31, 2023, the effective interest rate of the senior secured revolving credit facility was 6.83% and the effective rate of the senior secured term loan was 7.33%. As of December 31, 2022, the effective interest rate of the senior secured revolving credit facility was 6.55% and the effective rate of the senior secured term loan was 6.80%.

Other

 In addition, the Company has outstanding notes payable for capital expenditures in the amount of $1,060 and $1,094 as of March 31, 2023 and December 31, 2022, respectively, with $62 and $88 included in the “Line of credit and current portion of long-term debt” line item of the Company’s condensed consolidated financial statements as of March 31, 2023 and December 31, 2022, respectively. The notes payable have monthly payments that range from $3 to $16 and an interest rate of approximately 5%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable mature in  September 2028.

NOTE 9 — LEASES

The Company leases certain facilities and equipment. The leases are accounted for under Accounting Standard Update 2016-02, Leases (“Topic 842”), and the Company elected to apply each available practical expedient. The discount rates used for the leases are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

The Company has elected to apply the short-term lease exception to all leases of one year or less. During the three months ended March 31, 2023 and 2022, the Company did not have additional operating leases that resulted in right-of-use assets obtained in exchange for lease obligations. During the three months ended March 31, 2023 and 2022, the Company had additional finance leases that resulted in property, plant, and equipment obtained in exchange for lease obligations of $0 and $92, respectively.

Some of the Company’s facility leases include options to renew. The exercise of the renewal options is typically at the Company’s discretion. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended March 31,
	2023	2022
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$370	$288
Interest on finance lease liabilities	98	80
Total finance lease costs	468	368
Operating lease cost components:
Operating lease cost	704	698
Short-term lease cost	89	151
Variable lease cost (1)	345	226
Sublease income	(48)	(47)
Total operating lease costs	1,090	1,028

Total lease cost	$1,558	$1,396

Supplemental cash flow information related to our operating leases is as follows for the three months ended March 31, 2023 and 2022:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$864	869

Weighted-average remaining lease term-finance leases at end of period (in years)	3.2	2.9
Weighted-average remaining lease term-operating leases at end of period (in years)	7.9	8.7
Weighted-average discount rate-finance leases at end of period	6.3%	6.2%
Weighted-average discount rate-operating leases at end of period	8.8%	8.6%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of March 31, 2023, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2023	$1,679	$2,588	$4,267
2024	1,392	2,998	4,390
2025	986	3,064	4,050
2026	774	3,059	3,833
2027	671	3,098	3,769
2028 and thereafter	1,015	10,949	11,964
Total lease payments	6,517	25,756	32,273
Less—portion representing interest	(878)	(7,636)	(8,514)
Present value of lease obligations	5,639	18,120	23,759
Less—current portion of lease obligations	(1,663)	(1,824)	(3,487)
Long-term portion of lease obligations	$3,976	$16,296	$20,272

NOTE 10 — FAIR VALUE MEASUREMENTS

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

The fair value of the Company’s financial assets and liabilities as of March 31, 2023 and December 31, 2022 was $0.

NOTE 11 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of March 31, 2023, the Company has a full valuation allowance recorded against deferred tax assets. During the three months ended March 31, 2023, the Company recorded a provision for income taxes of $23, compared to a provision for income taxes of $7 during the three months ended March 31, 2022. On  August 16, 2022, Congress enacted the IRA which includes advanced manufacturing tax credits for manufacturers of eligible components, including wind and solar components produced and sold in the U.S. starting in 2023 through 2032. No rulings have been made on the taxability of these credits. Due to the uncertainty of the credits, the Company assumed no tax impact for the three months ended March 31, 2023.

The Company files income tax returns in U.S. federal and state jurisdictions. As of March 31, 2023, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2022, the Company had federal and unapportioned state net operating loss (“NOL”) carryforwards of $288,462 of which $227,781 will generally begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

Since the Company has no unrecognized tax benefits, they will not have an impact on the condensed consolidated financial statements as a result of the expiration of the applicable statues of limitations within the next twelve months. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), generally imposes an annual limitation on the amount of NOL carryforwards and associated built-in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company’s ability to utilize NOL carryforwards and built-in losses may be limited, under Section 382 of the IRC or otherwise, by the Company’s issuance of common stock or by other changes in stock ownership. Upon completion of the Company’s analysis of  Section 382 of the IRC in 2010, the Company determined that aggregate changes in stock ownership triggered an annual limitation on NOL carryforwards and built-in losses available for utilization, thereby currently limiting annual NOL usage to $14,284 per year. Further limitations may occur, depending on additional future changes in stock ownership. To the extent the Company’s use of NOL carryforwards and associated built-in losses is significantly limited in the future, the Company’s income could be subject to U.S. corporate income tax earlier than it would be if the Company were able to use NOL carryforwards and built-in losses without such limitation, which could result in lower profits and the loss of benefits from these attributes.

In February 2013, the Company adopted a Stockholder Rights Plan, which was amended in February 2016 and approved by the Company’s stockholders (as amended, the “Rights Plan”), designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under Section 382 of the IRC. On February 7, 2019 and February 3, 2022, the Board of Directors (the “Board”) approved amendments extending the Rights Plan for an additional three years.

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

As of March 31, 2023, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of March 31, 2023.

NOTE 12 — SHARE-BASED COMPENSATION

There was no stock option activity during the three months ended March 31, 2023 and no stock options were outstanding as of March 31, 2023.

The following table summarizes the Company’s restricted stock unit and performance award activity during the three months ended March 31, 2023:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2022	822,737	$2.37
Granted	1,398	$3.43
Unvested as of March 31, 2023	824,135	$2.37

Under certain situations, shares are withheld from issuance to cover taxes for the vesting of restricted stock units and performance awards. For the three months ended March 31, 2023, no shares were withheld to cover tax obligations.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, as follows:

	Three Months Ended March 31,
	2023	2022
Share-based compensation expense:
Cost of sales	$23	$24
Selling, general and administrative	155	168
Net effect of share-based compensation expense on net income	$178	$192
Reduction in earnings per share:
Basic earnings per share	$0.01	$0.01
Diluted earnings per share	$0.01	$0.01

NOTE 13 — LEGAL PROCEEDINGS AND OTHER MATTERS

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

Other Matters

The Company received a notice dated January 18, 2023 from WM Argyle Fund, LLC (“WM Argyle”), which allegedly owned approximately 1.0% of the Company’s outstanding shares at the time of submission nominating a slate of six candidates for election as directors at the Company's 2023 Annual Meeting of Stockholders. WM Argyle later reduced its slate from six nominees to three nominees and has filed a definitive proxy statement with the SEC in connection with the 2023 Annual Meeting of Stockholders. The Company remains open to ongoing engagement with WM Argyle. However, if the Company and WM Argyle cannot reach an agreement in connection with its nomination, there will be a contested election at the Company’s 2023 Annual Meeting of Stockholders and up to three of the Company’s incumbent directors could be replaced by WM Argyle’s nominees.

NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. Although some of the accounting standards issued or effective in the current fiscal year may be applicable to it, the Company believes that none of the new standards have a significant impact on its condensed consolidated financial statements.

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326),” which replaces the current incurred loss impairment methodology for most financial assets with the current expected credit loss (“CECL”) methodology. The series of new guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables and contract assets. The guidance should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company implemented CECL during the three months ended March 31, 2023. The impact on the Company's financial statements was not material. See Note 16, “Commitments and Contingencies,” of these condensed consolidated financial statements for a further discussion of CECL.

NOTE 15— SEGMENT REPORTING

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Basis of Presentation” of these condensed consolidated financial statements. Summary financial information by reportable segment for the three months ended March 31, 2023 and 2022 is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2023
Revenues from external customers	$31,593	$11,965	$5,315	$—	$—	$48,873
Intersegment revenues	—	—	108	—	(108)	—
Net revenues	31,593	11,965	5,423	—	(108)	48,873
Operating income (loss)	2,790	581	622	(2,711)	—	1,282
Depreciation and amortization	858	596	94	57	—	1,605
Capital expenditures	662	385	18	—	—	1,065

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2022
Revenues from external customers	$27,272	$10,576	$3,996		$—	$41,844
Intersegment revenues	—	8	77	—	(85)	—
Net revenues	27,272	10,584	4,073	—	(85)	41,844
Operating loss	(461)	(112)	(209)	(1,291)	—	(2,073)
Depreciation and amortization	879	476	103	61	—	1,519
Capital expenditures	482	—	9	1	—	492

	Total Assets as of
	March 31,	December 31,
Segments:	2023	2022
Heavy Fabrications	$57,384	$45,475
Gearing	53,261	51,944
Industrial Solutions	14,480	12,775
Corporate	78,590	62,809
Eliminations	(54,757)	(28,463)
	$148,958	$144,540

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

Allowance for Doubtful Accounts

 Beginning January 1, 2023, the Company assessed and recorded an allowance for credit losses using the CECL model. The adjustment for credit losses to management’s current estimate is recorded in net income as credit loss expense. All credit losses were on trade receivables and/or contract assets arising from the Company's contracts with customers.

The Company selected a loss-rate method for the CECL model, based on the relationship between historical write-offs of receivables and the underlying sales by major customer. Utilizing this model, a historical loss-rate is applied against the amortized cost of applicable assets, at the time the asset is established. The loss rate reflects the Company’s current estimate of the risk of loss (even when that risk is remote) over the expected remaining contractual life of the assets. The Company’s policy is to deduct write-offs from the allowance for credit losses account in the period in which the financial assets are deemed uncollectible. The adjustment for credit losses using this CECL model on accounts receivable and contract assets during the three months ended March 31, 2023 was not material.

The allowance for credit losses for prior periods was prepared in accordance with legacy GAAP. Based upon past experience and judgment, the Company established an allowance for doubtful accounts with respect to accounts receivable. The Company’s standard allowance estimation methodology considered a number of factors that, based on its collections experience, the Company believed would have an impact on its credit risk and the collectability of its accounts receivable. These factors included individual customer circumstances, history with the Company, the length of the time period during which the account receivable had been past due and other relevant criteria.

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the three months ended March 31, 2023 and 2022 consisted of the following:

	For the Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$17	$47
Bad debt expense	14	—
Write-offs	—	(23)
Balance at end of period	$31	$24

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages at  March 31, 2023 and  December 31, 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1, “Financial Statements,” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 2. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties. As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” refer to Broadwind, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its subsidiaries, as appropriate.

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

Key Financial Measures

	Three Months Ended
	March 31,
	2023	2022
Net revenues	$48,873	$41,844
Net income (loss)	$769	$(2,404)
Adjusted EBITDA (1)	$4,098	$(8)
Capital expenditures	$1,065	$492
Free cash flow (2)	$(23,335)	$(4,487)
Operating working capital (3)	$26,843	$22,622
Total debt	$24,952	$14,025
Total orders	$39,602	$52,693
Backlog at end of period (4)	$287,808	$117,133
Book-to-bill (5)	0.8	1.3

(1)

We provide non-GAAP adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, share based compensation and other stock payments, restructuring costs, impairment charges, proxy contest-related expenses, and other non-cash gains and losses) as supplemental information regarding our business performance. Our management uses adjusted EBITDA when it internally evaluates the performance of our business, reviews financial trends and makes operating and strategic decisions. We believe that this non-GAAP financial measure is useful to investors because it provides a better understanding of our past financial performance and future results, and it allows investors to evaluate our performance using the same methodology and information as used by our management. Our definition of adjusted EBITDA may be different from similar non-GAAP financial measures used by other companies and/or analysts.

(2)

We define free cash flow as adjusted EBITDA plus or minus changes in operating working capital less capital expenditures net of any proceeds from disposals of property and equipment. We believe free cash flow is a useful measure for investors because it portrays our ability to generate cash from our business for purposes such as repaying maturing debt and funding future investments.

(3)	We define operating working capital as accounts receivable and inventory net of accounts payable and customer deposits.

(4)	Our backlog at March 31, 2023 and 2022 is net of revenue recognized over time.

(5)	We define the book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$769	$(2,404)
Interest expense	488	345
Income tax provision	23	7
Depreciation and amortization	1,605	1,519
Share-based compensation and other stock payments	493	525
Proxy contest-related expenses	720	—
Adjusted EBITDA	4,098	(8)
Changes in operating working capital	(26,368)	(3,987)
Capital expenditures	(1,065)	(492)
Free Cash Flow	$(23,335)	$(4,487)

OUR BUSINESS

First Quarter Overview

We booked $39,602 in new orders in the first quarter of 2023, down from $52,693 in the first quarter of 2022. Within our Heavy Fabrications segment, wind tower orders decreased 63% compared to the prior year quarter primarily due to the timing of tower orders as a major wind tower customer secured relatively longer-term capacity during the fourth quarter of 2022 instead of ordering in more regular intervals as was the case in the prior year. Partially offsetting this decrease was a 113% increase in industrial fabrication orders primarily due to improved demand from industrial customers and demand for our Pressure Reducing Systems (“PRS”) units. Gearing segment orders decreased 12% from the prior year period primarily due to reduced demand from O&G customers. Orders within our Industrial Solutions segment increased by 56% as compared to the prior year quarter, primarily due to improved demand for new gas turbine content.

We recognized revenue of $48,873 in the first quarter of 2023, up 17% compared to the first quarter of 2022.  Within the Heavy Fabrications segment wind tower revenue increased 12% primarily as a result of  less customer supplied materials in the current year quarter and increased steel content, which is generally a pass-through to customers. Industrial fabrication revenue within the Heavy Fabrications segment increased 31% primarily due to increased demand from mining customers and our PRS units in the current year quarter. Gearing segment revenue increased 13% relative to the comparable prior year period primarily due to higher order intake in recent quarters from industrial customers, partially offset by a decrease in other markets served. Industrial Solutions segment revenue increased by 33% from the prior year period primarily due to the timing of revenue recognized from international customers.

We recorded net income of $769 or $0.04 per share in the first quarter of 2023, compared to a net loss $2,404 or $0.12 per share in the first quarter of 2022.This increase in net income was primarily due to higher sales and the $3,162 recognized from the AMP credits (discussed below). This was partially offset by higher medical costs and proxy contest-related expenses.

During the first quarter of 2023, we were able to recognize advanced manufacturing tax credits (“AMP credits”) of $3,162 within the Heavy Fabrications segment. The AMP credits were a part of the Inflation Reduction Act (“IRA”) which was enacted on August 16, 2022. The IRA includes advanced manufacturing tax credits for manufacturers of eligible components, including wind and solar components. Manufacturers qualify for the AMP credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit is applicable for each component produced and sold in the U.S. starting in 2023 through 2032. Wind towers within our Heavy Fabrications segment were eligible for credits of $0.03 per watt for each wind tower produced.

RESULTS OF OPERATIONS

Three months ended March 31, 2023, Compared to Three months ended March 31, 2022

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

	Three Months Ended March 31,				2023 vs. 2022
		% of Total		% of Total
	2023	Revenue	2022	Revenue	$ Change	% Change
Revenues	$48,873	100.0%	$41,844	100.0%	$7,029	16.8%
Cost of sales	41,897	85.7%	39,832	95.2%	2,065	5.2%
Gross profit	6,976	14.3%	2,012	4.8%	4,964	246.7%
Operating expenses
Selling, general and administrative expenses	5,526	11.3%	3,902	9.3%	1,624	41.6%
Intangible amortization	168	0.3%	183	0.4%	(15)	(8.2)%
Total operating expenses	5,694	11.7%	4,085	9.8%	1,609	39.4%
Operating income (loss)	1,282	2.6%	(2,073)	(5.0)%	3,355	161.8%
Other (expense) income, net
Interest expense, net	(488)	(1.0)%	(345)	(0.8)%	(143)	(41.4)%
Other, net	(2)	(0.0)%	21	0.1%	(23)	(109.5)%
Total other (expense) income, net	(490)	(1.0)%	(324)	(0.8)%	(166)	(51.2)%
Net income (loss) before provision for income taxes	792	1.6%	(2,397)	(5.7)%	3,189	133.0%
Provision for income taxes	23	0.0%	7	0.0%	16	228.6%
Net income (loss)	$769	1.6%	$(2,404)	(5.7)%	$3,173	132.0%

Consolidated

Revenues increased by $7,029 versus the prior year quarter primarily due to an increase in wind tower revenue by 12% as a result of less customer supplied materials in the current year quarter and increased steel content, which is generally a pass-through to customers. Industrial fabrication revenue within the Heavy Fabrications segment increased 31% primarily due to increased demand from mining customers and for our PRS units in the current year quarter. Gearing segment revenue increased 13% relative to the comparable prior year period primarily due to higher order intake in recent quarters from industrial customers, partially offset by a decrease in other markets served. Industrial Solutions segment revenue increased by 33% from the prior year period primarily due to the timing of revenue recognized from international customers.

Gross profit increased by $4,964 when compared to the prior year quarter, primarily due to the higher sales volumes within all segments and the $3,162 recognized from the AMP credits.

Due primarily to higher medical costs and proxy-contest related expenses, operating expenses as a percentage of sales increased to 11.7% in the current-year quarter from 9.8% in the prior year quarter.

Net income was $769 during the three months ended March 31, 2023, compared to a net loss of $2,404 during the three months ended March 31, 2022. This increase in net income was primarily due to the factors described above.

Heavy Fabrications Segment

	Three Months Ended
	March 31,
	2023	2022
Orders	$20,236	$34,161
Tower sections sold	140	169
Revenues	31,593	27,272
Operating income (loss)	2,790	(461)
Operating margin	8.8%	(1.7)%

Within our Heavy Fabrications segment, wind tower orders decreased 63% compared to the prior year quarter primarily due to the timing of tower orders as a major wind tower customer secured relatively longer-term capacity during the fourth quarter of 2022 instead of ordering in more regular intervals as was the case in the prior year. Partially offsetting this decrease in orders was a 113% increase in industrial fabrication orders primarily due to improved demand from industrial customers and demand for our PRS units.

Segment revenues increased by 16% during the three months ended March 31, 2023 primarily due to a 12% increase in wind tower revenue as a result of  less customer supplied materials in the current year quarter and increased steel content, which is generally a pass-through to customers. Industrial fabrication revenue within the Heavy Fabrications segment increased 31% primarily due to increased demand from mining customers and for our PRS units in the current year quarter.

Heavy Fabrications segment operating results improved by $3,251 as compared to the prior year quarter. The improvement in operating performance was primarily a result of reduced tower costs as a result of the AMP credits recognized of $3,162 and higher industrial fabrication revenues recognized in the current year quarter. Operating profit margin was 8.8% during the three months ended March 31, 2023 compared to (1.7%) during the three months ended March 31, 2022.

Gearing Segment

	Three Months Ended
	March 31,
	2023	2022
Orders	$12,393	$14,061
Revenues	11,965	10,584
Operating income (loss)	581	(112)
Operating margin	4.9%	(1.1)%

Gearing segment orders decreased 12% from the prior year period primarily due to reduced demand from O&G customers. Gearing revenue was up 13% relative to the comparable prior year period primarily due to higher order intake in recent quarters from industrial customers, partially offset by a decrease in mining and aftermarket wind revenue.

Gearing segment operating income improved by $693 from the prior year period. This improvement was primarily attributable to higher sales, the absence of ramp-up costs incurred in the prior year, and a more profitable mix of product sold. Operating margin was 4.9% during the three months ended March 31, 2023, an improvement from (1.1)% during the three months ended March 31, 2022, driven primarily by the items identified above.

Industrial Solutions Segment

	Three Months Ended
	March 31,
	2023	2022
Orders	$6,973	$4,471
Revenues	5,423	4,073
Operating income (loss)	622	(209)
Operating margin	11.5%	(5.1)%

Industrial Solutions segment orders increased by 56% from the prior year period primarily due to improved demand for new gas turbine content. Segment revenue increased by 33% from the prior year period primarily due to revenue recognized from international customers. Operating income increased versus the prior-year quarter primarily as a result of higher sales and a more profitable mix of product sold.

Corporate and Other

Corporate and Other expenses during the three months ended March 31, 2023 increased from the prior year period primarily due to higher medical costs and increased professional fees associated with the contested proxy election.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

On August 4, 2022, we entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), providing the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. As of March 31, 2023, cash totaled $1,729, a decrease of $11,003 from December 31, 2022. Debt and finance lease obligations at March 31, 2023 totaled $30,591. As of March 31, 2023, we had the ability to borrow up to an additional $10,567 under the 2022 Credit Facility.

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

On September 12, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agents shares of our common stock with an aggregate sales price of up to $12,000. Any shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and the 424(b) prospectus supplement relating to the offering dated September 12, 2022. We will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. During the year ended December 31, 2022, we issued 100,379 shares of our common stock under the Sales Agreement and the net proceeds (before upfront costs) to us from the sale of our common stock were approximately $323 after deducting commissions paid of approximately $9. No shares of the Company’s common stock were issued under the Sales Agreement during the three months ended March 31, 2023. As of March 31, 2023, shares of our common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement.

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

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Total cash (used in) provided by:
Operating activities	$(25,984)	$(6,005)
Investing activities	(1,065)	(492)
Financing activities	16,046	6,418
Net decrease in cash	$(11,003)	$(79)

Operating Cash Flows

During the three months ended March 31, 2023, net cash used in operating activities totaled $25,984 compared to net cash used in operating activities of $6,005 during the prior year period. The increase in net cash used during the current year period was primarily due to an increase in accounts receivable and inventory, combined with a decrease in customer deposits, as expected and consistent with the updated terms with a major customer. Increases in accounts receivable and inventory were also driven by increased production levels when compared to the prior year period.

Investing Cash Flows

During the three months ended March 31, 2023, net cash used in investing activities totaled $1,065, compared to net cash used in investing activities of $492 during the prior year period. The increase in net cash used in investing activities as compared to the prior-year period was primarily due to an increase in purchases of property and equipment.

Financing Cash Flows

During the three months ended March 31, 2023, net cash provided by financing activities totaled $16,046, compared to net cash provided by financing activities of $6,418 during the prior year period. The increase was primarily due to increased net borrowings under the 2022 Credit Facility in the current year period.

In addition, we have outstanding notes payable for capital expenditures in the amount of $1,060 and $1,094 as of March 31, 2023 and December 31, 2022, respectively, with $62 and $88 included in the “Line of Credit and current portion of long-term debt” line item of our condensed consolidated financial statements as of March 31, 2023 and December 31, 2022, respectively. The notes payable have monthly payments that range from $3 to $16 and an interest rate of approximately 5%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable mature in September 2028.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the three months ended March 31, 2023 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Part I, Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward looking statements. Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following: (i) the impact of global health concerns on the economies and financial markets and the demand for our products; (ii) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants, including the advanced manufacturing tax credits (which remain subject to further technical guidance and regulations), and state renewable portfolio standards as well as new or continuing tariffs on steel or other products imported into the United States; (iii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iv) the economic and operational stability of our significant customers and suppliers, including their respective supply chains, and the ability to source alternative suppliers as necessary; (v) our ability to continue to grow our business organically and through acquisitions; (vi) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (vii) information technology failures, network disruptions, cybersecurity attacks or breaches in data security; (viii) the sufficiency of our liquidity and alternate sources of funding, if necessary; (ix) our ability to realize revenue from customer orders and backlog; (x) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (xi) the economy and the potential impact it may have on our business, including our customers; (xii) the state of the wind energy market and other energy and industrial markets generally and the impact of competition and economic volatility in those markets; (xiii) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xiv) competition from new or existing industry participants including, in particular, increased competition from foreign tower manufacturers; (xv) the effects of the change of administrations in the U.S. federal government; (xvi) our ability to successfully integrate and operate acquired companies and to identify, negotiate and execute future acquisitions; (xvii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; (xviii) the limited trading market for our securities and the volatility of market price for our securities; and (xix) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements including, but not limited to, those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the risk factors set forth under the caption “Risk Factors” in Part II, Item IA of this Quarterly Report on Form 10-Q. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K under the Securities Act and as such are not required to provide information under this Item pursuant to Item 305I of Regulation S-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item is incorporated herein by reference to Note 13, “Legal Proceedings And Other Matters” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2022 continue to represent the most significant risks to the Company’s future results of operations and financial conditions, except as set forth below.

The U.S. wind energy industry is significantly impacted by tax and other economic incentives. A significant change in these incentives could significantly impact our business, results of operations, financial performance and future development efforts and growth.

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

One such federal government program, the production tax credit (“PTC”), provides a supplemental payment based on electricity produced from each qualifying wind turbine. Legislative support for the PTC has been intermittent since its introduction in 1992, which has caused volatility in the demand for new wind energy projects. In 2015, the PTC was extended for a five-year period, with a time-based phase-out depending on the year the wind project is commenced. The phase-out schedule legislated in 2015 provided for: 100% extension of the credit for projects commenced before the end of 2016, 80% extension of the credit for projects commenced in 2017, 60% extension of the credit for projects commenced in 2018 and 40% extension of the credit for projects commenced in 2019. As part of a year-end tax extenders bill in 2019, the PTC was extended for an additional year, allowing for a 60% extension of the credit for projects commenced before the end of 2020.

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“COVID IV”) was signed into law. As part of COVID IV, the PTC was extended for an additional year, allowing for a 60% credit for projects that start construction by the end of 2021.  In order to benefit from the PTC, qualifying projects must either be completed within four years from their start of construction, or the developer must demonstrate that its projects are in continuous construction between start of construction and completion. As a result of COVID IV, the PTC will subsidize wind projects commenced as late as 2021 and completed by 2025, or later if continuous construction can be demonstrated. The PTC tax benefits are available for the first ten years of operation of a wind energy facility, and also applies to significant redevelopment of existing wind energy facilities. Included in COVID IV is the addition of a new 30% ITC created for offshore wind projects that start construction by the end of 2025. The provision will be retroactively applied to projects that started production in 2016.

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

The IRA also includes advanced manufacturing tax credits for manufacturers of eligible components, including wind and solar components (“AMP credits”). Manufacturers qualify for the AMP credits based on the electricity output for each component produced and sold in the U.S. starting in 2023 through 2032. The credit amount varies based on the eligible component, which includes solar components, wind energy components, inverters, qualifying battery components, and critical minerals. Tower manufacturers are eligible for credits of $0.03 per watt for applicable components produced. Manufacturers can apply to the Internal Revenue Service for cash refunds of the AMP credits for up to five years. After the first five years, the AMP credits are transferable and can be sold to third parties for cash. There are currently several critical and complex aspects of the IRA pending technical guidance and regulations from the Internal Revenue Service and the U.S. Treasury Department. Any modifications to the law or its effects arising, for example, through technical guidance and regulations from the Internal Revenue Service and the U.S. Treasury Department could result in changes to the expected and/or actual benefits in the future, which could have a material adverse effect on our business, results of operations, financial performance and future development efforts.

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

Recent increases in inflation and interest rates in the United States and elsewhere, inadequate access to capital and global economic instability could adversely affect our business, financial condition or results of operations.

We are exposed to fluctuations in inflation and interest rates, which could negatively affect our business, financial condition and results of operations. The United States and other jurisdictions have recently experienced high levels of inflation. If the inflation rate continues to increase, it will likely affect our expenses, including, but not limited to, employee compensation and labor expenses and increased costs for supplies, and we may not be successful in offsetting such cost increases. In addition, historically we have carried a significant amount of variable rate debt which is subject to fluctuations in interest rates. Recent increases in interest rates will result in increased interest expense to the extent we cannot limit our debt balances. Further, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, could materially and adversely affect our liquidity, our business, financial condition and results of operations.

The recent closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Band and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank with which we do business or with which our customers do business could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability and our customers’ ability to access our cash and cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND, INC.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2023

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 23, 2012)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 6, 2020)
3.4	Third Amended and Restated Bylaws of the Company, adopted as of May 4, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 6, 2020)
10.1	Amendment No. 1 to Credit Agreement and Limited Waiver, dated as of February 8, 2023, by and among Broadwind, Inc., Brad Foote Gear Works, Inc., Broadwind Industrial Solutions, LLC, Broadwind Heavy Fabrications, Inc., 5100 Neville Road, LLC and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 14, 2023)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer*
101

The following financial information from this Form 10-Q of Broadwind, Inc. for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BROADWIND, INC.

May 11, 2023	By:	/s/ Eric B. Blashford
Eric B. Blashford
President and Chief Executive Officer
(Principal Executive Officer)