Form 10-Q
period 2023-06-30
BROADWIND, INC.
filed 2023-08-14
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of August 9, 2023: 21,304,988.

BROADWIND, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash	$2,095	$12,732
Accounts receivable, net	28,796	17,018
AMP credit receivable	6,729	—
Contract assets	2,228	1,955
Inventories, net	48,555	44,262
Prepaid expenses and other current assets	3,143	3,291
Total current assets	91,546	79,258
LONG-TERM ASSETS:
Property and equipment, net	46,787	45,319
Operating lease right-of-use assets, net	15,488	16,396
Intangible assets, net	2,395	2,728
Other assets	749	839
TOTAL ASSETS	$156,965	$144,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and current portion of long-term debt	$13,110	$1,170
Current portion of finance lease obligations	1,590	2,008
Current portion of operating lease obligations	1,737	1,882
Accounts payable	28,419	26,255
Accrued liabilities	5,680	4,313
Customer deposits	30,360	34,550
Total current liabilities	80,896	70,178
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	7,203	7,141
Long-term finance lease obligations, net of current portion	3,531	4,226
Long-term operating lease obligations, net of current portion	15,917	16,696
Other	20	26
Total long-term liabilities	26,671	28,089
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 21,578,925 and 21,127,130 shares issued as of June 30, 2023, and December 31, 2022, respectively	22	21
Treasury stock, at cost, 273,937 shares as of June 30, 2023 and December 31, 2022	(1,842)	(1,842)
Additional paid-in capital	398,180	397,240
Accumulated deficit	(346,962)	(349,146)
Total stockholders’ equity	49,398	46,273
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$156,965	$144,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$50,843	$50,012	$99,716	$91,856
Cost of sales	42,510	47,618	84,407	87,450
Gross profit	8,333	2,394	15,309	4,406
OPERATING EXPENSES:
Selling, general and administrative	5,952	4,122	11,478	8,024
Intangible amortization	165	184	333	367
Total operating expenses	6,117	4,306	11,811	8,391
Operating income (loss)	2,216	(1,912)	3,498	(3,985)
OTHER EXPENSE, net:
Interest expense, net	(751)	(776)	(1,239)	(1,121)
Other, net	(22)	—	(24)	21
Total other expense, net	(773)	(776)	(1,263)	(1,100)
Net income (loss) before provision for income taxes	1,443	(2,688)	2,235	(5,085)
Provision for income taxes	28	15	51	22
NET INCOME (LOSS)	1,415	(2,703)	2,184	(5,107)
NET INCOME (LOSS) PER COMMON SHARE—BASIC:
Net income (loss)	$0.07	$(0.13)	$0.10	$(0.26)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	21,091	20,244	20,981	19,977
NET INCOME (LOSS) PER COMMON SHARE—DILUTED:
Net income (loss)	$0.07	$(0.13)	$0.10	$(0.26)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	21,409	20,244	21,390	19,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2021	19,859,650	$20	(273,937)	$(1,842)	$395,372	$(339,416)	$54,134
Stock issued for restricted stock	480,595	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	146,790	—	—	—	282	—	282
Share-based compensation	—	—	—	—	192	—	192
Shares withheld for taxes in connection with issuance of restricted stock	(194,962)	—	—	—	(411)	—	(411)
Net loss	—	—	—	—	—	(2,404)	(2,404)
BALANCE, March 31, 2022	20,292,073	$20	(273,937)	$(1,842)	$395,435	$(341,820)	$51,793
Stock issued for restricted stock	328,139	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	207,722	—	—	—	331	—	331
Share-based compensation	—	—	—	—	388	—	388
Shares withheld for taxes in connection with issuance of restricted stock	(82,946)	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	—	(2,703)	(2,703)
BALANCE, June 30, 2022	20,744,988	20	(273,937)	(1,842)	396,021	(344,523)	49,676

BALANCE, December 31, 2022	21,127,130	$21	(273,937)	$(1,842)	$397,240	$(349,146)	$46,273
Stock issued under defined contribution 401(k) retirement savings plan	64,807	—	—	—	302	—	302
Share-based compensation	—	—	—	—	178	—	178
Net income	—	—	—	—	—	769	769
BALANCE, March 31, 2023	21,191,937	$21	(273,937)	$(1,842)	$397,720	$(348,377)	$47,522
Stock issued for restricted stock	408,436	1	—	—	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	71,536	—	—	—	346	—	346
Share-based compensation	—	—	—	—	231	—	231
Shares withheld for taxes in connection with issuance of restricted stock	(92,984)	—	—	—	(117)	—	(117)
Net income	—	—	—	—	—	1,415	1,415
BALANCE, June 30, 2023	21,578,925	$22	(273,937)	$(1,842)	$398,180	$(346,962)	$49,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,184	$(5,107)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	3,167	3,095
Deferred income taxes	(5)	(9)
Change in fair value of interest rate swap agreements	—	2
Share-based compensation	409	580
Allowance for doubtful accounts	16	30
Common stock issued under defined contribution 401(k) plan	648	613
Loss on disposal of assets	48	3
Changes in operating assets and liabilities:
Accounts receivable	(11,794)	(7,389)
AMP credit receivable	(6,729)	—
Employee retention credit receivable	—	497
Contract assets	(273)	(2,194)
Inventories	(4,293)	(1,552)
Prepaid expenses and other current assets	147	596
Accounts payable	1,776	9,698
Accrued liabilities	1,367	656
Customer deposits	(4,190)	(7,789)
Other non-current assets and liabilities	75	6
Net cash used in operating activities	(17,447)	(8,264)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,977)	(1,697)
Proceeds from disposals of property and equipment	15	—
Net cash used in investing activities	(3,962)	(1,697)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	11,991	10,687
Proceeds from long-term debt	618	125
Payments on long-term debt	(607)	(107)
Principal payments on finance leases	(1,113)	(1,003)
Shares withheld for taxes in connection with issuance of restricted stock	(117)	(544)
Net cash provided by financing activities	10,772	9,158
NET DECREASE IN CASH	(10,637)	(803)
CASH beginning of the period	12,732	852
CASH end of the period	$2,095	$49

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

Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2023, or any other interim period, which may differ materially due to, among other things, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 and as supplemented by the risk factors set forth in our other filings with the Securities and Exchange Commission (the “SEC”).

The December 31, 2022 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2023 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Company Description

Through its subsidiaries, the Company is a precision manufacturer of structures, equipment and components for clean technology and other specialized applications. The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s capabilities include, but are not limited to the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, gearbox manufacturing and repair, heat treatment, assembly, engineering and packaging solutions. The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 50% and 53% of the Company’s revenue during the first six months of 2023 and 2022, respectively.

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

Debt and finance lease obligations at  June 30, 2023 totaled $25,434, which includes current outstanding debt and finance leases totaling $14,700. The Company’s outstanding debt includes $11,991 outstanding from the senior secured revolving credit facility under the 2022 Credit Facility. The Company had $6,675 drawn on the senior secured revolving term loan as of June 30, 2023.  The Company’s revolving line of credit balance is included in the “Line of credit and current portion of long-term debt” line item in the Company's condensed consolidated balance sheet.

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

On September 12, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $12,000. Any shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and the 424(b) prospectus supplement relating to the offering dated September 12, 2022. The Company will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. During the year ended December 31, 2022, the Company issued 100,379 shares of the Company’s common stock under the Sales Agreement and the net proceeds (before upfront costs) to the Company from the sale of the Company’s common stock were approximately $323 after deducting commissions paid of approximately $9 and before deducting other expenses of $93. No shares of the Company’s common stock were issued under the Sales Agreement during the six months ended June 30, 2023. As of June 30, 2023, shares of the Company’s common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement.

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

During the three and six months ended June 30, 2023, the Company sold account receivables totaling $9,495 and $18,807, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $184 and $315, respectively. During the three and six months ended June 30, 2022, the Company sold account receivables totaling $30,512 and $46,438, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $417 and $495, respectively.

The Company anticipates that current cash resources, amounts available under the 2022 Credit Facility, cash to be generated from operations and equipment financing, potential proceeds from the sale of Company securities under the Sales Agreement and any potential proceeds from the sale of further Company securities under the Form S-3 (or a successor registration statement) will be adequate to meet the Company’s liquidity needs for at least the next twelve months.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation in the condensed consolidated financial statements and the notes to the condensed consolidated financial statements.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Heavy Fabrications	$33,944	$35,575	$65,537	$62,847
Gearing	10,977	10,115	22,943	20,700
Industrial Solutions	6,270	5,049	11,692	9,121
Eliminations	(348)	(727)	(456)	(812)
Consolidated	$50,843	$50,012	$99,716	$91,856

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

During the six months ended June 30, 2023 and 2022, the Company recognized a portion of revenue within the Heavy Fabrications segment over time, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Within the Heavy Fabrications segment, the Company recognized revenue over time of $2,003 and $3,861 for the three and six months ended June 30, 2023, respectively. Within the Heavy Fabrications segment, the Company recognized revenue over time of $4,182 and $7,409 for the three and six months ended June 30, 2022, respectively. The Company uses labor hours as the input measure of progress for the applicable Heavy Fabrications contracts because the projects are labor intensive. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. Contract assets represent the Company’s rights to consideration for work completed but not billed at the end of the period.

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

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic earnings per share calculation:
Net income (loss)	$1,415	$(2,703)	$2,184	$(5,107)
Weighted average number of common shares outstanding	21,091,496	20,244,176	20,980,880	19,977,477
Basic net income (loss) per share	$0.07	$(0.13)	$0.10	$(0.26)
Diluted earnings per share calculation:
Net income (loss)	$1,415	$(2,703)	$2,184	$(5,107)
Weighted average number of common shares outstanding	21,091,496	20,244,176	20,980,880	19,977,477
Common stock equivalents:
Non-vested stock awards (1)	317,031	—	409,351	—
Weighted average number of common shares outstanding	21,408,527	20,244,176	21,390,231	19,977,477
Diluted net income (loss) per share	$0.07	$(0.13)	$0.10	$(0.26)

(1) Restricted stock units granted and outstanding of 829,890 as of June 30, 2022, are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company’s net loss for the three months and six months ended June 30, 2022.

NOTE 4 — INVENTORIES

The components of inventories as of June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30,	December 31,
	2023	2022
Raw materials	$30,459	$27,644
Work-in-process	15,082	13,843
Finished goods	5,250	4,916
	50,791	46,403
Less: Reserve for excess and obsolete inventory	(2,236)	(2,141)
Net inventories	$48,555	$44,262

NOTE 5 — AMP CREDITS

During the three and six months ended June 30, 2023, the Company recognized Advanced Manufacturing Production tax credits (“AMP credits”) totaling $3,567 and $6,729, respectively, within the Heavy Fabrications segment. These AMP credits were introduced as part of the Inflation Reduction Act (“IRA”) which was enacted on August 16, 2022. The IRA includes advanced manufacturing tax credits for manufacturers of eligible components, including wind and solar components. Manufacturers of wind components qualify for the AMP credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit applies to each component produced and sold in the U.S. beginning in 2023 through 2032. Wind towers within the Company’s Heavy Fabrications segment are eligible for credits of $0.03 per watt for each wind tower produced. In calculating the eligible credit, the Company relied on the megawatt rating provided by the customer. Manufacturers who qualify for the AMP credits can apply to the Internal Revenue Service for cash refunds of the AMP credits or sell the AMP credits to third parties for cash. The Company recognized the AMP credits as a reduction to cost of sales in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2023. The assets related to the AMP credits are recognized as current assets in the “AMP credit receivable” line item in the Company's condensed consolidated balance sheets as of June 30, 2023. There are currently several critical and complex aspects of the IRA pending technical guidance and regulations from the Internal Revenue Service and the U.S. Treasury Department. Any modifications to the law or its effects arising, for example, through technical guidance and regulations from the Internal Revenue Service and the U.S. Treasury Department could result in changes to the expected and/or actual benefits in the future, which could have a material adverse effect on the Company, results of operations, financial performance and future development efforts.

NOTE 6 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf Company, LLC completed in 2017. Intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 3 to 4 years.

As of June 30, 2023 and December 31, 2022, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	June 30, 2023					December 31, 2022
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Noncompete agreements	$170	$(170)	$—	$—	—	$170	$(167)	$—	$3	0.1
Customer relationships	15,979	(7,711)	(7,592)	676	2.6	15,979	(7,581)	(7,592)	806	3.1
Trade names	9,099	(7,380)	—	1,719	4.3	9,099	(7,180)	—	1,919	4.8
Intangible assets	$25,248	$(15,261)	$(7,592)	$2,395	3.8	$25,248	$(14,928)	$(7,592)	$2,728	4.3

As of June 30, 2023, estimated future amortization expense was as follows:

2023	$331
2024	661
2025	661
2026	422
2027	320
Total	$2,395

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued payroll and benefits	$4,011	$3,110
Accrued property taxes	419	17
Income taxes payable	66	26
Accrued professional fees	417	118
Accrued warranty liability	181	149
Self-insured workers compensation reserve	27	30
Long term incentive plan accrual	—	619
Accrued other	559	244
Total accrued liabilities	$5,680	$4,313

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Line of credit	$11,991	$—
Other notes payable	1,647	1,094
Long-term debt	6,675	7,217
Less: Current portion	(13,110)	(1,170)
Long-term debt, net of current maturities	$7,203	$7,141

Credit Facility

On August 4, 2022, the Company entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), which replaced its prior credit facility and provided the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. In connection with the 2022 Credit Facility, the Company incurred deferred financing costs in the amount of $392 primarily related to the revolving credit loan, which is net of accumulated amortization of $88. These costs are included in the “Other assets” line item of the Company's condensed consolidated financial statements at  June 30, 2023 and December 31, 2022.

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

As of June 30, 2023, there was $18,666 of outstanding indebtedness under the 2022 Credit Facility, with the ability to borrow an additional $13,128. As of June 30, 2023, the Company was in compliance with all financial covenants under the 2022 Credit Facility. As of June 30, 2023, the effective interest rate of the senior secured revolving credit facility was 7.31% and the effective rate of the senior secured term loan was 7.56%. As of December 31, 2022, the effective interest rate of the senior secured revolving credit facility was 6.55% and the effective rate of the senior secured term loan was 6.80%.

Other

 In addition, the Company has outstanding notes payable for capital expenditures in the amount of $1,647 and $1,094 as of June 30, 2023 and December 31, 2022, respectively, with $37 and $88 included in the “Line of credit and current portion of long-term debt” line item of the Company’s condensed consolidated financial statements as of June 30, 2023 and December 31, 2022, respectively. The notes payable have monthly payments that range from $3 to $16 and an interest rate of approximately 5%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable mature in  September 2028.

NOTE 9 — LEASES

The Company leases certain facilities and equipment. The leases are accounted for under Accounting Standard Update 2016-02, Leases (“Topic 842”), and the Company elected to apply each available practical expedient. The discount rates used for the leases are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

The Company has elected to apply the short-term lease exception to all leases of one year or less. During the six months ended June 30, 2023 and 2022, the Company did not have additional operating leases that resulted in right-of-use assets obtained in exchange for lease obligations. During the six months ended June 30, 2023 and 2022, the Company had additional finance leases that resulted in property, plant, and equipment obtained in exchange for lease obligations of $0 and $1,773, respectively.

Some of the Company’s facility leases include options to renew. The exercise of the renewal options is typically at the Company’s discretion. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$369	$288	$739	$576
Interest on finance lease liabilities	86	96	184	176
Total finance lease costs	455	384	923	752
Operating lease cost components:
Operating lease cost	689	705	1,393	1,403
Short-term lease cost	78	144	167	296
Variable lease cost (1)	178	226	523	452
Sublease income	(49)	(31)	(97)	(79)
Total operating lease costs	896	1,044	1,986	2,072

Total lease cost	$1,351	$1,428	$2,909	$2,824

Supplemental cash flow information related to our operating leases is as follows for the six months ended June 30, 2023 and 2022:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases			$1,727	$1,736

Weighted-average remaining lease term-finance leases at end of period (in years)			3.1	2.7
Weighted-average remaining lease term-operating leases at end of period (in years)			7.7	8.5
Weighted-average discount rate-finance leases at end of period			5.1%	6.0%
Weighted-average discount rate-operating leases at end of period			8.8%	8.7%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of June 30, 2023, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2023	$1,066	$1,725	$2,791
2024	1,392	2,998	4,390
2025	986	3,064	4,050
2026	774	3,059	3,833
2027	671	3,098	3,769
2028 and thereafter	1,023	10,951	11,974
Total lease payments	5,912	24,895	30,807
Less—portion representing interest	(791)	(7,241)	(8,032)
Present value of lease obligations	5,121	17,654	22,775
Less—current portion of lease obligations	(1,590)	(1,737)	(3,327)
Long-term portion of lease obligations	$3,531	$15,917	$19,448

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

NOTE 11 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of June 30, 2023, the Company has a full valuation allowance recorded against deferred tax assets. During the six months ended June 30, 2023, the Company recorded a provision for income taxes of $51, compared to a provision for income taxes of $22 during the six months ended June 30, 2022. On  August 16, 2022, Congress enacted the IRA which includes advanced manufacturing tax credits for manufacturers of eligible components, including wind and solar components produced and sold in the U.S. beginning in 2023 through 2032. The Company assumed no tax impact for the six months ended June 30, 2023 since the Company believes the credits will not be taxable.

The Company files income tax returns in U.S. federal and state jurisdictions. As of June 30, 2023, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2022, the Company had federal and unapportioned state net operating loss (“NOL”) carryforwards of $288,462 of which $227,781 will generally begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

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

In February 2013, the Company adopted a Stockholder Rights Plan, which was approved by the Company’s stockholders and extended in 2016, 2019 and 2022 for additional three-year periods (as amended, the “Rights Plan”), designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under Section 382 of the IRC.

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

As of June 30, 2023, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of June 30, 2023.

NOTE 12 — SHARE-BASED COMPENSATION

There was no stock option activity during the six months ended June 30, 2023 and no stock options were outstanding as of June 30, 2023.

The following table summarizes the Company’s restricted stock unit and performance award activity during the six months ended June 30, 2023:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2022	822,737	$2.37
Granted	342,104	$4.10
Vested	(324,926)	$2.13
Forfeited	(48,063)	$3.13
Unvested as of June 30, 2023	791,852	$3.17

Under certain situations, shares are withheld from issuance to cover taxes for the vesting of restricted stock units and performance awards. For the six months ended June 30, 2023, 92,984 shares were withheld to cover tax obligations.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2023 and 2022, as follows:

	Six Months Ended June 30,
	2023	2022
Share-based compensation expense:
Cost of sales	$69	$83
Selling, general and administrative	341	497
Net effect of share-based compensation expense on net income	$410	$580
Reduction in earnings per share:
Basic earnings per share	$0.02	$0.03
Diluted earnings per share	$0.02	$0.03

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Basis of Presentation” of these condensed consolidated financial statements. Summary financial information by reportable segment for the three and six months ended June 30, 2023 and 2022 is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2023
Revenues from external customers	$33,944	$10,977	$5,922	$—	$—	$50,843
Intersegment revenues	—	—	348	—	(348)	—
Net revenues	33,944	10,977	6,270	—	(348)	50,843
Operating income (loss)	3,867	348	843	(2,845)	3	2,216
Depreciation and amortization	856	556	92	58	—	1,562
Capital expenditures	2,156	739	—	17	—	2,912

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2022
Revenues from external customers	$35,575	$10,107	$4,330	$—	$—	$50,012
Intersegment revenues	—	8	719	—	(727)	—
Net revenues	35,575	10,115	5,049	—	(727)	50,012
Operating income (loss)	78	(585)	32	(1,437)	—	(1,912)
Depreciation and amortization	862	555	98	61	—	1,576
Capital expenditures	718	476	9	2	—	1,205

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2023
Revenues from external customers	$65,537	$22,943	$11,236	$—	$—	$99,716
Intersegment revenues	—	—	456	—	(456)	—
Net revenues	65,537	22,943	11,692	—	(456)	99,716
Operating income (loss)	6,657	929	1,465	(5,556)	3	3,498
Depreciation and amortization	1,714	1,152	186	115	—	3,167
Capital expenditures	2,818	1,124	18	17	—	3,977

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2022
Revenues from external customers	$62,847	$20,684	$8,325	$—	$—	$91,856
Intersegment revenues	—	16	796	—	(812)	—
Net revenues	62,847	20,700	9,121	—	(812)	91,856
Operating loss	(383)	(697)	(177)	(2,728)	—	(3,985)
Depreciation and amortization	1,741	1,031	201	122	—	3,095
Capital expenditures	1,200	476	18	3	—	1,697

	Total Assets as of
	June 30,	December 31,
Segments:	2023	2022
Heavy Fabrications	$65,149	$45,475
Gearing	53,205	51,944
Industrial Solutions	15,150	12,775
Corporate	70,570	62,809
Eliminations	(47,109)	(28,463)
	$156,965	$144,540

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the six months ended June 30, 2023 and 2022 consisted of the following:

	For the Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$17	$47
Bad debt expense	16	40
Other adjustments	—	(10)
Balance at end of period	$33	$77

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages at  June 30, 2023 and  December 31, 2022.

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

Key Financial Measures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenues	$50,843	$50,012	$99,716	$91,856
Net income (loss)	$1,415	$(2,703)	$2,184	$(5,107)
Adjusted EBITDA (1)	$5,359	$372	$9,456	$363
Capital expenditures	$2,912	$1,205	$3,977	$1,697
Free cash flow (2)	$10,733	$(3,903)	$(12,603)	$(8,391)
Operating working capital (3)	$18,572	$25,692	$18,572	$25,692
Total debt	$20,313	$17,865	$20,313	$17,865
Total orders	$25,361	$26,046	$64,963	$78,739
Backlog at end of period (4)	$262,180	$93,249	$262,180	$93,249
Book-to-bill (5)	0.5	0.5	0.7	0.9

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

(3)	We define operating working capital as accounts receivable and inventory net of accounts payable and customer deposits.

(4)	Our backlog at June 30, 2023 and 2022 is net of revenue recognized over time.

(5)	We define the book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$1,415	$(2,703)	$2,184	$(5,107)
Interest expense	751	776	1,239	1,121
Income tax provision	28	15	51	22
Depreciation and amortization	1,562	1,576	3,167	3,095
Share-based compensation and other stock payments	567	708	1,060	1,232
Proxy contest-related expenses	1,036	—	1,755	—
Adjusted EBITDA	5,359	372	9,456	363
Changes in operating working capital	8,271	(3,070)	(18,097)	(7,057)
Capital expenditures	(2,912)	(1,205)	(3,977)	(1,697)
Proceeds from disposal of property and equipment	15	—	15	—
Free Cash Flow	$10,733	$(3,903)	$(12,603)	$(8,391)

OUR BUSINESS

Second Quarter Overview

We booked $25,361 in new orders in the second quarter of 2023, down from $26,046 in the second quarter of 2022. Within our Heavy Fabrications segment, wind tower orders decreased compared to the prior year quarter primarily due to the timing of tower orders as a major wind tower customer secured relatively longer-term capacity during the fourth quarter of 2022 instead of ordering in more regular intervals as was the case in the prior year. Partially offsetting this decrease was a 12% increase in industrial fabrication orders primarily due to improved demand from mining customers and demand for our Pressure Reducing Systems (“PRS”) units. Gearing segment orders decreased 35% from the prior year period primarily due to reduced demand from oil and gas (“O&G”) customers. Orders within our Industrial Solutions segment increased by 75% as compared to the prior year quarter, primarily due to improved demand for new and aftermarket gas turbine content.

We recognized revenue of $50,843 in the second quarter of 2023, up 2% compared to the second quarter of 2022. Within the Heavy Fabrications segment wind tower revenue decreased 7% primarily due to a 14% decrease in tower sections sold and the absence of revenue associated with a wind repowering project that was recognized in the prior year quarter. Industrial fabrication revenue within the Heavy Fabrications segment increased 3% primarily due to increased PRS unit shipments. Gearing segment revenue increased 9% relative to the comparable prior year period primarily due to higher order intake in recent quarters from industrial customers, partially offset by a decrease in mining revenue. Industrial Solutions segment revenue increased by 24% from the prior year period primarily due to increased shipments of new and aftermarket gas turbine content.

We recorded net income of $1,415 or $0.07 per share in the second quarter of 2023, compared to a net loss $2,703 or $0.13 per share in the second quarter of 2022. This increase in net income was primarily due to higher sales, improved operational execution, and $3,567 of AMP credits (discussed below) recognized in the current year quarter.

During the second quarter of 2023, we recognized advanced manufacturing tax credits (“AMP credits”) of $3,567 within the Heavy Fabrications segment. The AMP credits were a part of the Inflation Reduction Act (“IRA”) which was enacted on August 16, 2022. The IRA includes advanced manufacturing tax credits for manufacturers of eligible components, including wind and solar components. Manufacturers qualify for the AMP credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit is applicable for each component produced and sold in the U.S. beginning in 2023 through 2032. Wind towers within our Heavy Fabrications segment were eligible for credits of $0.03 per watt for each wind tower produced.

RESULTS OF OPERATIONS

Three months ended June 30, 2023, Compared to Three months ended June 30, 2022

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

	Three Months Ended June 30,				2023 vs. 2022
		% of Total		% of Total
	2023	Revenue	2022	Revenue	$ Change	% Change
Revenues	$50,843	100.0%	$50,012	100.0%	$831	1.7%
Cost of sales	42,510	83.6%	47,618	95.2%	(5,108)	(10.7)%
Gross profit	8,333	16.4%	2,394	4.8%	5,939	248.1%
Operating expenses
Selling, general and administrative expenses	5,952	11.7%	4,122	8.2%	1,830	44.4%
Intangible amortization	165	0.3%	184	0.4%	(19)	(10.3)%
Total operating expenses	6,117	12.0%	4,306	8.6%	1,811	42.1%
Operating income (loss)	2,216	4.4%	(1,912)	(3.8)%	4,128	215.9%
Other expense, net
Interest expense, net	(751)	(1.5)%	(776)	(1.6)%	25	3.2%
Other, net	(22)	(0.0)%	—	0.0%	(22)	(100.0)%
Total other expense, net	(773)	(1.5)%	(776)	(1.6)%	3	0.4%
Net income (loss) before provision for income taxes	1,443	2.8%	(2,688)	(5.4)%	4,131	153.7%
Provision for income taxes	28	0.1%	15	0.0%	13	86.7%
Net income (loss)	$1,415	2.8%	$(2,703)	(5.4)%	$4,118	152.3%

Consolidated

Revenues increased by $831 as compared to the prior year quarter primarily due to a 24% increase in Industrial Solutions segment revenue from the prior year period primarily due to increased shipments of new and aftermarket gas turbine content. Additionally, Gearing segment revenue increased 9% relative to the comparable prior year period primarily due to higher order intake in recent quarters from industrial customers, partially offset by a decrease in mining revenue.  Industrial fabrication revenue within the Heavy Fabrications segment increased 3% primarily due to increased PRS unit shipments. Wind tower revenue decreased by 7% primarily due to a 14% decrease in tower sections sold in addition to the absence of revenue associated with a wind repowering project that was recognized in the prior year quarter.

Gross profit increased by $5,939 when compared to the prior year quarter, primarily due to the higher sales volumes, improved operational execution, and $3,567 of AMP credits recognized in the current year quarter.

Due primarily to proxy contest-related expenses, operating expenses as a percentage of sales increased to 12.0% in the current-year quarter from 8.6% in the prior year quarter.

Net income was $1,415 during the three months ended June 30, 2023, compared to a net loss of $2,703 during the three months ended June 30, 2022. This increase in net income was primarily due to the factors described above.

Heavy Fabrications Segment

	Three Months Ended
	June 30,
	2023	2022
Orders	$12,363	$12,989
Tower sections sold	138	160
Revenues	33,944	35,575
Operating income	3,867	78
Operating margin	11.4%	0.2%

Within our Heavy Fabrications segment, wind tower orders decreased 91% compared to the prior year quarter primarily due to the timing of tower orders as a major wind tower customer secured relatively longer-term capacity during the fourth quarter of 2022 instead of ordering in more regular intervals as was the case in the prior year. Partially offsetting this decrease in orders was a 12% increase in industrial fabrication orders primarily due to improved demand from mining customers and demand for our PRS units.

Segment revenues decreased by 5% during the three months ended June 30, 2023 primarily due to a 7% decrease in wind tower revenue as tower sections sold decreased by 14% and the absence of revenue associated with a wind repowering project that was recognized in the prior year quarter. Industrial fabrication revenue within the Heavy Fabrications segment increased 3% primarily due to increased shipments of our PRS units.

Heavy Fabrications segment operating results improved by $3,789 as compared to the prior year quarter. The improvement in operating performance was primarily a result of reduced wind tower costs as a result of the AMP credits recognized of $3,567 in the current year quarter. Operating profit margin was 11.4% during the three months ended June 30, 2023 compared to 0.2% during the three months ended June 30, 2022.

Gearing Segment

	Three Months Ended
	June 30,
	2023	2022
Orders	$5,813	$8,941
Revenues	10,977	10,115
Operating income (loss)	348	(585)
Operating margin	3.2%	(5.8)%

Gearing segment orders decreased 35% from the prior year period primarily due to reduced demand from O&G customers. Gearing revenue was up 9% relative to the comparable prior year period primarily due to higher order intake in recent quarters from industrial customers, partially offset by a decrease in mining revenue.

Gearing segment operating income improved by $933 from the prior year period. This improvement was primarily attributable to higher sales, improved operational efficiencies, a more profitable mix of product sold, and the absence of ramp-up costs that were recognized during the prior year period. Operating margin was 3.2% during the three months ended June 30, 2023, an improvement from (5.8)% during the three months ended June 30, 2022, driven primarily by the items identified above.

Industrial Solutions Segment

	Three Months Ended
	June 30,
	2023	2022
Orders	$7,185	$4,116
Revenues	6,270	5,049
Operating income	843	32
Operating margin	13.4%	0.6%

Industrial Solutions segment orders and revenues increased from the prior year period primarily due to improved demand for new and aftermarket gas turbine content. Operating income increased versus the prior-year quarter primarily as a result of higher sales and a more profitable mix of product sold.

Corporate and Other

Corporate and Other expenses during the three months ended June 30, 2023 increased from the prior year period primarily due to increased professional fees associated with the contested proxy election.

Six months ended June 30, 2023, Compared to Six months ended June 30, 2022

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

	Six Months Ended June 30,				2023 vs. 2022
		% of Total		% of Total
	2023	Revenue	2022	Revenue	$ Change	% Change
Revenues	$99,716	100.0%	$91,856	100.0%	$7,860	8.6%
Cost of sales	84,407	84.6%	87,450	95.2%	(3,043)	(3.5)%
Gross profit	15,309	15.4%	4,406	4.8%	10,903	247.5%
Operating expenses
Selling, general and administrative expenses	11,478	11.5%	8,024	8.7%	3,454	43.0%
Intangible amortization	333	0.3%	367	0.4%	(34)	(9.3)%
Total operating expenses	11,811	11.8%	8,391	9.1%	3,420	40.8%
Operating income (loss)	3,498	3.5%	(3,985)	(4.3)%	7,483	187.8%
Other expense, net
Interest expense, net	(1,239)	(1.2)%	(1,121)	(1.2)%	(118)	(10.5)%
Other, net	(24)	(0.0)%	21	0.0%	(45)	(214.3)%
Total other expense, net	(1,263)	(1.3)%	(1,100)	(1.2)%	(163)	(14.8)%
Net income (loss) before provision for income taxes	2,235	2.2%	(5,085)	(5.5)%	7,320	144.0%
Provision for income taxes	51	0.1%	22	0.0%	29	131.8%
Net income (loss)	$2,184	2.2%	$(5,107)	(5.6)%	$7,291	142.8%

Consolidated

Revenues increased by $7,860 as compared to the prior year period primarily due to higher sales in all segments. Industrial fabrication revenue within the Heavy Fabrications segment increased 14% primarily due to increased shipments of our PRS units in the current year. Wind tower revenue increased 2% from the prior year period primarily as a result of less customer supplied materials in the current year and increased steel content, which is generally a pass-through to customers. This was partially offset by a 16% decrease in tower sections sold. Industrial Solutions segment revenue increased 28% from the prior year period primarily due to increased shipments of new and aftermarket gas turbine content. Gearing segment revenue increased 11% relative to the comparable prior year period primarily due to higher order intake in recent quarters from industrial customers, partially offset by a decrease in revenue from mining customers.

Gross profit increased by $10,903 when compared to the prior year period, primarily due to the higher sales volumes within all segments and the $6,729 recognized from the AMP credits.

Due primarily to proxy-contest related expenses, operating expenses as a percentage of sales increased to 11.8% in the current year period from 9.1% in the prior year period.

Net income was $2,184 during the six months ended June 30, 2023, compared to a net loss of $5,107 during the six months ended June 30, 2022. This increase in net income was primarily due to the factors described above.

Heavy Fabrications Segment

	Six Months Ended
	June 30,
	2023	2022
Orders	$32,599	$47,149
Tower sections sold	278	329
Revenues	65,537	62,847
Operating income (loss)	6,657	(383)
Operating margin	10.2%	(0.6)%

Within our Heavy Fabrications segment, wind tower orders decreased 65% compared to the prior year period primarily due to the timing of tower orders as a major wind tower customer secured relatively longer-term capacity during the fourth quarter of 2022 instead of ordering in more regular intervals as was the case in the prior year. Partially offsetting this decrease in wind tower orders was a 40% increase in industrial fabrication orders primarily due to improved demand for our PRS units. Segment revenues increased by 4% during the six months ended June 30, 2023 primarily due to a 14% increase in industrial fabrication revenue due to increased shipments of our PRS units in the current year. Wind tower revenue increased 2% primarily as a result of less customer supplied materials in the current year and increased steel content, which is generally a pass-through to customers. This was partially offset by a 16% decrease in tower sections sold.

Heavy Fabrications segment operating results improved by $7,040 as compared to the prior year period. The improvement in operating performance was primarily a result of reduced wind tower costs as a result of the AMP credits recognized of $6,729 and higher industrial fabrication revenues recognized in the current year. Operating profit margin was 10.2% during the six months ended June 30, 2023 compared to (0.6%) during the six months ended June 30, 2022.

Gearing Segment

	Six Months Ended
	June 30,
	2023	2022
Orders	$18,206	$23,003
Revenues	22,943	20,700
Operating income (loss)	929	(697)
Operating margin	4.0%	(3.4)%

Gearing segment orders decreased 21% from the prior year period primarily due to reduced demand from O&G customers. Gearing revenue was up 11% relative to the comparable prior year period primarily due to higher order intake in recent quarters from industrial customers, partially offset by a decrease in mining revenue.

Gearing segment operating income improved by $1,626 from the prior year period. This improvement was primarily attributable to higher sales, improved operational efficiencies, a more profitable product mix sold, and the absence of ramp-up costs incurred in the prior year. Operating margin was 4.0% during the six months ended June 30, 2023, an improvement from (3.4)% during the six months ended June 30, 2022, driven primarily by the items identified above.

Industrial Solutions Segment

	Six Months Ended
	June 30,
	2023	2022
Orders	$14,158	$8,587
Revenues	11,692	9,121
Operating income (loss)	1,465	(177)
Operating margin	12.5%	(1.9)%

Industrial Solutions segment orders and revenue increased from the prior year period primarily due to improved demand for new and aftermarket gas turbine content. Operating income increased versus the prior-year primarily as a result of higher sales and a more profitable mix of product sold.

Corporate and Other

Corporate and Other expenses during the six months ended June 30, 2023 increased from the prior year period primarily due to higher medical costs and increased professional fees associated with the contested proxy election.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

On August 4, 2022, we entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), providing the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. As of June 30, 2023, cash totaled $2,095, a decrease of $10,637 from December 31, 2022. Debt and finance lease obligations at June 30, 2023 totaled $25,434. As of June 30, 2023, we had the ability to borrow up to an additional $13,128 under the 2022 Credit Facility.

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

We also have outstanding notes payable for capital expenditures in the amount of $1,647 and $1,094 as of June 30, 2023 and December 31, 2022, respectively, with $37 and $88 included in the “Line of Credit and current portion of long-term debt” line item of our condensed consolidated financial statements as of June 30, 2023 and December 31, 2022, respectively. The notes payable have monthly payments that range from $3 to $16 and an interest rate of approximately 5%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable mature in September 2028.

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

On September 12, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agents shares of our common stock with an aggregate sales price of up to $12,000. Any shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and the 424(b) prospectus supplement relating to the offering dated September 12, 2022. We will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. During the year ended December 31, 2022, we issued 100,379 shares of our common stock under the Sales Agreement and the net proceeds (before upfront costs) to us from the sale of our common stock were approximately $323 after deducting commissions paid of approximately $9. No shares of the Company’s common stock were issued under the Sales Agreement during the six months ended June 30, 2023. As of June 30, 2023, shares of our common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement.

We anticipate that current cash resources, amounts available under the 2022 Credit Facility, cash to be generated from operations and equipment financing, proceeds from the sale of securities under the Sales Agreement and any potential proceeds from the sale of further securities under the Form S-3 (or a successor registration statement) will be adequate to meet our liquidity needs for at least the next twelve months.

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

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
Total cash (used in) provided by:
Operating activities	$(17,447)	$(8,264)
Investing activities	(3,962)	(1,697)
Financing activities	10,772	9,158
Net decrease in cash	$(10,637)	$(803)

Operating Cash Flows

During the six months ended June 30, 2023, net cash used in operating activities totaled $17,447 compared to net cash used in operating activities of $8,264 during the prior year period. The increase in net cash used during the current year period was primarily due to the AMP credit receivable, a relatively larger increase in accounts receivable and inventory versus the prior year period, and less of an accounts payable build. Increases in accounts receivable and inventory were driven by increased production levels when compared to the prior year period. This was partially offset by less cash used related to customer deposit balances.

Investing Cash Flows

During the six months ended June 30, 2023, net cash used in investing activities totaled $3,962, compared to net cash used in investing activities of $1,697 during the prior year period. The increase in net cash used in investing activities as compared to the prior-year period was primarily due to a net increase in purchases of property and equipment.

Financing Cash Flows

During the six months ended June 30, 2023, net cash provided by financing activities totaled $10,772, compared to net cash provided by financing activities of $9,158 during the prior year period. The increase was primarily due to increased net borrowings under the 2022 Credit Facility in the current year period.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the six months ended June 30, 2023 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Part I, Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward looking statements. Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following: (i) the impact of global health concerns on the economies and financial markets and the demand for our products; (ii) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants, including the advanced manufacturing tax credits (which remain subject to further technical guidance and regulations), and state renewable portfolio standards as well as new or continuing tariffs on steel or other products imported into the United States; (iii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iv) the economic and operational stability of our significant customers and suppliers, including their respective supply chains, and the ability to source alternative suppliers as necessary; (v) our ability to continue to grow our business organically and through acquisitions; (vi) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (vii) information technology failures, network disruptions, cybersecurity attacks or breaches in data security; (viii) the sufficiency of our liquidity and alternate sources of funding, if necessary; (ix) our ability to realize revenue from customer orders and backlog; (x) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (xi) the economy and the potential impact it may have on our business, including our customers; (xii) the state of the wind energy market and other energy and industrial markets generally, including the availability of tax credits, and the impact of competition and economic volatility in those markets; (xiii) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xiv) competition from new or existing industry participants including, in particular, increased competition from foreign tower manufacturers; (xv) the effects of the change of administrations in the U.S. federal government; (xvi) our ability to successfully integrate and operate acquired companies and to identify, negotiate and execute future acquisitions; (xvii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; (xviii) the limited trading market for our securities and the volatility of market price for our securities; and (xix) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements including, but not limited to, those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the risk factors set forth under the caption “Risk Factors” in Part II, Item IA of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K under the Securities Act and as such are not required to provide information under this Item pursuant to Item 305I of Regulation S-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item is incorporated herein by reference to Note 13, “Legal Proceedings And Other Matters” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2022 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 continue to represent the most significant risks to the Company’s future results of operations and financial conditions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND, INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2023

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 23, 2012)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 6, 2020)
3.4	Fourth Amended and Restated Bylaws of the Company, adopted as of June 26, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2023)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer*
101

The following financial information from this Form 10-Q of Broadwind, Inc. for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BROADWIND, INC.

August 14, 2023	By:	/s/ Eric B. Blashford
Eric B. Blashford
President and Chief Executive Officer
(Principal Executive Officer)