Form 10-Q
period 2023-09-30
BROADWIND, INC.
filed 2023-11-13
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of November 8, 2023: 21,417,335.

BROADWIND, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash	$1,740	$12,732
Accounts receivable, net	41,253	17,018
AMP credit receivable	11,217	—
Contract assets	2,176	1,955
Inventories, net	39,906	44,262
Prepaid expenses and other current assets	3,454	3,291
Total current assets	99,746	79,258
LONG-TERM ASSETS:
Property and equipment, net	46,889	45,319
Operating lease right-of-use assets, net	15,086	16,396
Intangible assets, net	2,229	2,728
Other assets	649	839
TOTAL ASSETS	$164,599	$144,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and current portion of long-term debt	$19,762	$1,170
Current portion of finance lease obligations	1,612	2,008
Current portion of operating lease obligations	1,660	1,882
Accounts payable	25,269	26,255
Accrued liabilities	6,238	4,313
Customer deposits	29,904	34,550
Total current liabilities	84,445	70,178
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	6,562	7,141
Long-term finance lease obligations, net of current portion	3,628	4,226
Long-term operating lease obligations, net of current portion	15,583	16,696
Other	19	26
Total long-term liabilities	25,792	28,089
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 21,673,800 and 21,127,130 shares issued as of September 30, 2023, and December 31, 2022, respectively	22	21
Treasury stock, at cost, 273,937 shares as of September 30, 2023 and December 31, 2022	(1,842)	(1,842)
Additional paid-in capital	398,750	397,240
Accumulated deficit	(342,568)	(349,146)
Total stockholders’ equity	54,362	46,273
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,599	$144,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$57,163	$44,843	$156,879	$136,699
Cost of sales	46,996	41,095	131,403	128,545
Gross profit	10,167	3,748	25,476	8,154
OPERATING EXPENSES:
Selling, general and administrative	4,635	4,085	16,113	12,109
Intangible amortization	165	183	498	550
Total operating expenses	4,800	4,268	16,611	12,659
Operating income (loss)	5,367	(520)	8,865	(4,505)
OTHER EXPENSE, net:
Interest expense, net	(932)	(1,234)	(2,171)	(2,355)
Other, net	(13)	(4)	(37)	17
Total other expense, net	(945)	(1,238)	(2,208)	(2,338)
Net income (loss) before provision for income taxes	4,422	(1,758)	6,657	(6,843)
Provision for income taxes	28	14	79	36
NET INCOME (LOSS)	4,394	(1,772)	6,578	(6,879)
NET INCOME (LOSS) PER COMMON SHARE—BASIC:
Net income (loss)	$0.21	$(0.09)	$0.31	$(0.34)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	21,337	20,506	21,101	20,156
NET INCOME (LOSS) PER COMMON SHARE—DILUTED:
Net income (loss)	$0.20	$(0.09)	$0.31	$(0.34)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	21,574	20,506	21,451	20,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2021	19,859,650	$20	(273,937)	$(1,842)	$395,372	$(339,416)	$54,134
Stock issued for restricted stock	480,595	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	146,790	—	—	—	282	—	282
Share-based compensation	—	—	—	—	192	—	192
Shares withheld for taxes in connection with issuance of restricted stock	(194,962)	—	—	—	(411)	—	(411)
Net loss	—	—	—	—	—	(2,404)	(2,404)
BALANCE, March 31, 2022	20,292,073	$20	(273,937)	$(1,842)	$395,435	$(341,820)	$51,793
Stock issued for restricted stock	328,139	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	207,722	—	—	—	331	—	331
Share-based compensation	—	—	—	—	388	—	388
Shares withheld for taxes in connection with issuance of restricted stock	(82,946)	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	—	(2,703)	(2,703)
BALANCE, June 30, 2022	20,744,988	$20	(273,937)	$(1,842)	$396,021	$(344,523)	$49,676
Stock issued for restricted stock	7,000	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	94,773	—	—	—	302	—	302
Share-based compensation	—	—	—	—	180	—	180
Shares withheld for taxes in connection with issuance of restricted stock	(2,267)	—	—	—	(2)	—	(2)
Sale of common stock, net	100,379	1	—	—	229	—	230
Net loss	—	—	—	—	—	(1,772)	(1,772)
BALANCE, September 30, 2022	20,944,873	$21	(273,937)	$(1,842)	$396,730	$(346,295)	$48,614

BALANCE, December 31, 2022	21,127,130	$21	(273,937)	$(1,842)	$397,240	$(349,146)	$46,273
Stock issued under defined contribution 401(k) retirement savings plan	64,807	—	—	—	302	—	302
Share-based compensation	—	—	—	—	178	—	178
Net income	—	—	—	—	—	769	769
BALANCE, March 31, 2023	21,191,937	$21	(273,937)	$(1,842)	$397,720	$(348,377)	$47,522
Stock issued for restricted stock	408,436	1	—	—	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	71,536	—	—	—	346	—	346
Share-based compensation	—	—	—	—	231	—	231
Shares withheld for taxes in connection with issuance of restricted stock	(92,984)	—	—	—	(117)	—	(117)
Net income	—	—	—	—	—	1,415	1,415
BALANCE, June 30, 2023	21,578,925	$22	(273,937)	$(1,842)	$398,180	$(346,962)	$49,398
Stock issued under defined contribution 401(k) retirement savings plan	94,875	—	—	—	330	—	330
Share-based compensation	—	—	—	—	240	—	240
Net income	—	—	—	—	—	4,394	4,394
BALANCE, September 30, 2023	21,673,800	$22	(273,937)	$(1,842)	$398,750	$(342,568)	$54,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,578	$(6,879)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	4,772	4,581
Deferred income taxes	(7)	(13)
Change in fair value of interest rate swap agreements	—	(27)
Share-based compensation	649	760
Allowance for doubtful accounts	16	(18)
Common stock issued under defined contribution 401(k) plan	978	915
Loss on disposal of assets	48	3
Changes in operating assets and liabilities:
Accounts receivable	(24,251)	(3,096)
AMP credit receivable	(11,217)	—
Employee retention credit receivable	—	497
Contract assets	(221)	(2,353)
Inventories	4,356	(525)
Prepaid expenses and other current assets	(162)	(1,200)
Accounts payable	(1,577)	4,968
Accrued liabilities	1,925	1,271
Customer deposits	(4,646)	(9,006)
Other non-current assets and liabilities	166	(149)
Net cash used in operating activities	(22,593)	(10,271)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,315)	(2,757)
Proceeds from disposals of property and equipment	15	—
Net cash used in investing activities	(5,300)	(2,757)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	18,518	7,966
Payments for deferred financing costs	—	(470)
Proceeds from long-term debt	387	8,113
Payments on long-term debt	(893)	(261)
Principal payments on finance leases	(994)	(1,347)
Shares withheld for taxes in connection with issuance of restricted stock	(117)	(546)
Proceeds from sale of common stock, net	—	230
Net cash provided by financing activities	16,901	13,685
NET (DECREASE) INCREASE IN CASH	(10,992)	657
CASH beginning of the period	12,732	852
CASH end of the period	$1,740	$1,509

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

Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2023, or any other interim period, which may differ materially due to, among other things, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 and as supplemented by the risk factors set forth in our other filings with the Securities and Exchange Commission (the “SEC”).

The December 31, 2022 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2023 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Company Description

Through its subsidiaries, the Company is a precision manufacturer of structures, equipment and components for clean technology and other specialized applications. The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s capabilities include, but are not limited to the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, gearbox manufacturing and repair, heat treatment, assembly, engineering and packaging solutions. The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 51% of the Company’s revenue during the first nine months of both 2023 and 2022.

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

Debt and finance lease obligations at  September 30, 2023 totaled $31,564, which includes current outstanding debt and finance leases totaling $21,374. The Company’s outstanding debt includes $18,518 outstanding from the senior secured revolving credit facility under the 2022 Credit Facility. The Company had $6,405 drawn on the senior secured term loan as of September 30, 2023.  The Company’s revolving line of credit balance is included in the “Line of credit and current portion of long-term debt” line item in the Company's condensed consolidated balance sheet.

On September 22, 2023, the Company filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 12, 2023 (the “Form S-3”), replacing a prior shelf registration statement which expired on October 12, 2023. This shelf registration statement, which includes a base prospectus, allows the Company to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in the prospectus supplement accompanying the base prospectus, the Company would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes.

On September 12, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $12,000. The Company will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. During the year ended December 31, 2022, the Company issued 100,379 shares of the Company’s common stock under the Sales Agreement and the net proceeds (before upfront costs) to the Company from the sale of the Company’s common stock were approximately $323 after deducting commissions paid of approximately $9 and before deducting other expenses of $93. No shares of the Company’s common stock were issued under the Sales Agreement during the nine months ended September 30, 2023. As of September 30, 2023, shares of the Company’s common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

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

During the three and nine months ended September 30, 2023, the Company sold account receivables totaling $12,084 and $31,081, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $334 and $649, respectively. During the three and nine months ended September 30, 2022, the Company sold account receivables totaling $30,662 and $77,099, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $615 and $1,110, respectively.

In January 2023, the Company announced that it had entered into a supply agreement for wind tower purchases valued at approximately $175 million with a leading global wind turbine manufacturer.  Under the terms of the supply agreement, order fulfillment is to occur beginning in 2023 through year-end 2024. In early November 2023, the parties discussed their joint intent to shift approximately half of the contracted tower section orders initially planned for 2024 into 2025, while maintaining the total number of tower sections stipulated under the supply agreement.

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

If assumptions regarding the Company’s production, sales and subsequent collections from certain of the Company’s large customers, the Company’s ability to finalize the terms of the remaining obligations under a supply agreement from a leading global wind turbine manufacturer, as well as receipt of customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company’s operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could lose access to the 2022 Credit Facility. This could limit the Company’s operational flexibility, require a delay in making planned investments and/or require the Company to seek additional equity or debt financing. Any additional equity financing, if available, may be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other restrictions on the Company. While the Company believes that it will continue to have sufficient cash available to operate its businesses and to meet its financial obligations and debt covenants, there can be no assurances that its operations will generate sufficient cash, or that credit facilities will be available in an amount sufficient to enable the Company to meet these financial obligations.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Heavy Fabrications	$38,326	$30,640	$103,864	$93,486
Gearing	11,404	10,190	34,347	30,890
Industrial Solutions	7,434	4,020	19,125	13,142
Eliminations	(1)	(7)	(457)	(819)
Consolidated	$57,163	$44,843	$156,879	$136,699

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

During the nine months ended September 30, 2023 and 2022, the Company recognized a portion of revenue within the Heavy Fabrications segment over time, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Within the Heavy Fabrications segment, the Company recognized revenue over time of $1,424 and $5,285 for the three and nine months ended September 30, 2023, respectively, and $5,927 and $13,336 for the three and nine months ended September 30, 2022, respectively. The Company uses labor hours as the input measure of progress for the applicable Heavy Fabrications contracts because the projects are labor intensive. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. Contract assets represent the Company’s rights to consideration for work completed but not billed at the end of the period.

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

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic earnings per share calculation:
Net income (loss)	$4,394	$(1,772)	$6,578	$(6,879)
Weighted average number of common shares outstanding	21,336,957	20,505,884	21,100,876	20,155,548
Basic net income (loss) per share	$0.21	$(0.09)	$0.31	$(0.34)
Diluted earnings per share calculation:
Net income (loss)	$4,394	$(1,772)	$6,578	$(6,879)
Weighted average number of common shares outstanding	21,336,957	20,505,884	21,100,876	20,155,548
Common stock equivalents:
Non-vested stock awards (1)	237,054	—	350,197	—
Weighted average number of common shares outstanding	21,574,011	20,505,884	21,451,073	20,155,548
Diluted net income (loss) per share	$0.20	$(0.09)	$0.31	$(0.34)

(1) Restricted stock units granted and outstanding of 811,342 as of September 30, 2022, are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company’s net loss for the three months and nine months ended September 30, 2022.

NOTE 4 — INVENTORIES

The components of inventories as of September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30,	December 31,
	2023	2022
Raw materials	$27,020	$27,644
Work-in-process	10,460	13,843
Finished goods	4,824	4,916
	42,304	46,403
Less: Reserve for excess and obsolete inventory	(2,398)	(2,141)
Net inventories	$39,906	$44,262

NOTE 5 — AMP CREDITS

During the three and nine months ended September 30, 2023, the Company recognized Advanced Manufacturing Production tax credits (“AMP credits”) totaling $4,488 and $11,217, respectively, within the Heavy Fabrications segment. These AMP credits were introduced as part of the Inflation Reduction Act (“IRA”) which was enacted on August 16, 2022. The IRA includes advanced manufacturing tax credits for manufacturers of eligible components, including wind and solar components. Manufacturers of wind components qualify for the AMP credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit applies to each component produced and sold in the U.S. beginning in 2023 through 2032. Wind towers within the Company’s Heavy Fabrications segment are eligible for credits of $0.03 per watt for each wind tower produced. In calculating the eligible credit, the Company relied on the megawatt rating provided by the customer. Manufacturers who qualify for the AMP credits can apply to the Internal Revenue Service for cash refunds of the AMP credits or sell the AMP credits to third parties for cash. The Company recognized the AMP credits as a reduction to cost of sales in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2023. The assets related to the AMP credits are recognized as current assets in the “AMP credit receivable” line item in the Company's condensed consolidated balance sheet as of September 30, 2023. There are currently several critical and complex aspects of the IRA pending technical guidance and regulations from the Internal Revenue Service and the U.S. Treasury Department. Any modifications to the law or its effects arising, for example, through technical guidance and regulations from the Internal Revenue Service and the U.S. Treasury Department could result in changes to the expected and/or actual benefits in the future, which could have a material adverse effect on the Company, results of operations, financial performance and future development efforts. The potential shift in contracted tower section orders initially planned for 2024 into 2025 under the supply agreement referenced in Note 1, “Basis of Presentation,” of these condensed consolidated financial statements could impact the availability of AMP credits for monetization by the Company in 2024.

NOTE 6 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf Company, LLC completed in 2017. Intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 2 to 4 years.

As of September 30, 2023 and December 31, 2022, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	September 30, 2023					December 31, 2022
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Noncompete agreements	$170	$(170)	$—	$—	—	$170	$(167)	$—	$3	0.1
Customer relationships	15,979	(7,777)	(7,592)	610	2.3	15,979	(7,581)	(7,592)	806	3.1
Trade names	9,099	(7,480)	—	1,619	4.0	9,099	(7,180)	—	1,919	4.8
Intangible assets	$25,248	$(15,427)	$(7,592)	$2,229	3.6	$25,248	$(14,928)	$(7,592)	$2,728	4.3

As of September 30, 2023, estimated future amortization expense was as follows:

2023	$165
2024	661
2025	661
2026	422
2027	320
Total	$2,229

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued payroll and benefits	$4,397	$3,110
Accrued property taxes	610	17
Income taxes payable	95	26
Accrued professional fees	106	118
Accrued warranty liability	224	149
Self-insured workers compensation reserve	25	30
Long term incentive plan accrual	—	619
Accrued other	781	244
Total accrued liabilities	$6,238	$4,313

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Line of credit	$18,518	$—
Other notes payable	1,401	1,094
Long-term debt	6,405	7,217
Total debt	26,324	8,311
Less: Current portion	(19,762)	(1,170)
Long-term debt, net of current maturities	$6,562	$7,141

Credit Facility

On August 4, 2022, the Company entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo which replaced its prior credit facility and provided the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. In connection with the 2022 Credit Facility, the Company incurred deferred financing costs in the amount of $368 primarily related to the revolving credit loan, which is net of accumulated amortization of $112. These costs are included in the “Other assets” line item of the Company's condensed consolidated financial statements at September 30, 2023 and December 31, 2022.

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

As of September 30, 2023, there was $24,923 of outstanding indebtedness under the 2022 Credit Facility, with the ability to borrow an additional $11,906. As of September 30, 2023, the Company was in compliance with all financial covenants under the 2022 Credit Facility. As of September 30, 2023, the effective interest rate of the senior secured revolving credit facility and the senior secured term loan was 7.82%. As of December 31, 2022, the effective interest rate of the senior secured revolving credit facility was 6.55% and the effective rate of the senior secured term loan was 6.80%.

Other

 In addition, the Company has outstanding notes payable for capital expenditures in the amount of $1,401 and $1,094 as of September 30, 2023 and December 31, 2022, respectively, with $161 and $88 included in the “Line of credit and current portion of long-term debt” line item of the Company’s condensed consolidated financial statements as of September 30, 2023 and December 31, 2022, respectively. The notes payable have monthly payments that range from $3 to $15 and an interest rate of approximately 6%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable mature in  September 2028.

NOTE 9 — LEASES

The Company leases certain facilities and equipment. The leases are accounted for under Accounting Standard Update 2016-02, Leases (“Topic 842”), and the Company elected to apply each available practical expedient. The discount rates used for the leases are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

The Company has elected to apply the short-term lease exception to all leases of one year or less. During the nine months ended September 30, 2023 and 2022, the Company had additional operating leases that resulted in right-of-use assets obtained in exchange for lease obligations of $65 and $187, respectively. During the nine months ended September 30, 2023 and 2022, the Company had additional finance leases that resulted in property, plant, and equipment obtained in exchange for lease obligations of $780 and $1,773, respectively.

Some of the Company’s facility leases include options to renew. The exercise of the renewal options is typically at the Company’s discretion. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$229	$293	$968	$869
Interest on finance lease liabilities	108	82	292	259
Total finance lease costs	337	375	1,260	1,128
Operating lease cost components:
Operating lease cost	698	716	2,091	2,119
Short-term lease cost	122	187	289	483
Variable lease cost (1)	283	218	806	669
Sublease income	(49)	(64)	(146)	(143)
Total operating lease costs	1,054	1,057	3,040	3,128

Total lease cost	$1,391	$1,432	$4,300	$4,256

Supplemental cash flow information related to our operating leases is as follows for the nine months ended September 30, 2023 and 2022:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases			$2,592	$2,609

Weighted-average remaining lease term-finance leases at end of period (in years)			3.4	2.5
Weighted-average remaining lease term-operating leases at end of period (in years)			7.5	8.3
Weighted-average discount rate-finance leases at end of period			6.1%	6.0%
Weighted-average discount rate-operating leases at end of period			8.9%	8.7%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of September 30, 2023, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2023	$615	$868	$1,483
2024	1,600	3,014	4,614
2025	1,193	3,080	4,273
2026	936	3,075	4,011
2027	671	3,114	3,785
2028 and thereafter	1,014	10,955	11,969
Total lease payments	6,029	24,106	30,135
Less—portion representing interest	(789)	(6,863)	(7,652)
Present value of lease obligations	5,240	17,243	22,483
Less—current portion of lease obligations	(1,612)	(1,660)	(3,272)
Long-term portion of lease obligations	$3,628	$15,583	$19,211

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

NOTE 11 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of September 30, 2023, the Company has a full valuation allowance recorded against deferred tax assets. During the nine months ended September 30, 2023, the Company recorded a provision for income taxes of $79, compared to a provision for income taxes of $36 during the nine months ended September 30, 2022. On  August 16, 2022, Congress enacted the IRA which includes advanced manufacturing tax credits for manufacturers of eligible components, including wind and solar components produced and sold in the U.S. beginning in 2023 through 2032. The Company assumed no tax impact for the nine months ended September 30, 2023 since the Company believes the credits will not be taxable.

The Company files income tax returns in U.S. federal and state jurisdictions. As of September 30, 2023, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2022, the Company had federal and unapportioned state net operating loss (“NOL”) carryforwards of $288,462 of which $227,781 will generally begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

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

As of September 30, 2023, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of September 30, 2023.

NOTE 12 — SHARE-BASED COMPENSATION

There was no stock option activity during the nine months ended September 30, 2023 and no stock options were outstanding as of September 30, 2023.

The following table summarizes the Company’s restricted stock unit and performance award activity during the nine months ended September 30, 2023:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2022	822,737	$2.37
Granted	342,104	$4.10
Vested	(324,926)	$2.13
Forfeited	(48,063)	$3.13
Unvested as of September 30, 2023	791,852	$3.53

Under certain situations, shares are withheld from issuance to cover taxes for the vesting of restricted stock units and performance awards. For the nine months ended September 30, 2023, 92,984 shares were withheld to cover $117 of tax obligations. For the nine months ended September 30, 2022, 280,175 shares were withheld to cover $546 of tax obligations.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022, as follows:

	Nine Months Ended September 30,
	2023	2022
Share-based compensation expense:
Cost of sales	$94	$106
Selling, general and administrative	555	1,079
Net effect of share-based compensation expense on net income	$649	$1,185
Reduction in earnings per share:
Basic earnings per share	$0.03	$0.06
Diluted earnings per share	$0.03	$0.06

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Basis of Presentation” of these condensed consolidated financial statements. Summary financial information by reportable segment for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2023
Revenues from external customers	$38,326	$11,404	$7,433	$—	$—	$57,163
Intersegment revenues	—	—	1	—	(1)	—
Net revenues	38,326	11,404	7,434	—	(1)	57,163
Operating income (loss)	5,791	265	846	(1,535)	—	5,367
Depreciation and amortization	896	563	94	52	—	1,605
Capital expenditures	1,098	190	31	19	—	1,338

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2022
Revenues from external customers	$30,640	$10,190	$4,013	$—	$—	$44,843
Intersegment revenues	—	—	7	—	(7)	—
Net revenues	30,640	10,190	4,020	—	(7)	44,843
Operating income (loss)	372	624	(191)	(1,322)	(3)	(520)
Depreciation and amortization	852	477	98	59	—	1,486
Capital expenditures	976	64	20	—	—	1,060

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2023
Revenues from external customers	$103,864	$34,347	$18,668	$—	$—	$156,879
Intersegment revenues	—	—	457	—	(457)	—
Net revenues	103,864	34,347	19,125	—	(457)	156,879
Operating income (loss)	12,448	1,194	2,311	(7,091)	3	8,865
Depreciation and amortization	2,610	1,715	280	167	—	4,772
Capital expenditures	3,916	1,314	49	36	—	5,315

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2022
Revenues from external customers	$93,486	$30,874	$12,339	$—	$—	$136,699
Intersegment revenues	—	16	803	—	(819)	—
Net revenues	93,486	30,890	13,142	—	(819)	136,699
Operating loss	(11)	(73)	(368)	(4,050)	(3)	(4,505)
Depreciation and amortization	2,593	1,507	299	182	—	4,581
Capital expenditures	2,176	540	38	3	—	2,757

	Total Assets as of
	September 30,	December 31,
Segments:	2023	2022
Heavy Fabrications	$75,431	$45,475
Gearing	51,891	51,944
Industrial Solutions	14,094	12,775
Corporate	74,995	62,809
Eliminations	(51,812)	(28,463)
	$164,599	$144,540

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, as noted above, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the nine months ended September 30, 2023 and 2022 consisted of the following:

	For the Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$17	$47
Bad debt expense	59	—
Write-offs	(38)	(8)
Other adjustments	(5)	(10)
Balance at end of period	$33	$29

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages at  September 30, 2023 and  December 31, 2022.

NOTE 17 — SUBSEQUENT EVENTS

In January 2023, the Company announced that it had entered into a supply agreement for wind tower purchases valued at approximately $175 million with a leading global wind turbine manufacturer.  Under the terms of the supply agreement, order fulfillment is to occur beginning in 2023 through year-end 2024. In early November 2023, the parties discussed their joint intent to shift approximately half of the contracted tower section orders initially planned for 2024 into 2025, while maintaining the total number of tower sections stipulated under the supply agreement.

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

Key Financial Measures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenues	$57,163	$44,843	$156,879	$136,699
Net income (loss)	$4,394	$(1,772)	$6,578	$(6,879)
Adjusted EBITDA (1)	$7,585	$1,897	$17,039	$2,259
Capital expenditures	$1,338	$1,060	$5,315	$2,757
Free cash flow (2)	$(1,167)	$223	$(13,772)	$(8,169)
Operating working capital (3)	$25,986	$26,306	$25,986	$26,306
Total debt	$26,324	$24,118	$26,324	$24,118
Total orders	$15,890	$84,457	$80,853	$163,196
Backlog at end of period (4)	$220,755	$132,213	$220,755	$132,213
Book-to-bill (5)	0.3	1.9	0.5	1.2

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

(4)

Our backlog at September 30, 2023 and 2022 is net of revenue recognized over time. Backlog is subject to adjustment based on the shift in timing of orders under the supply agreement referenced in Note 1, “Basis of Presentation,” of the Company’s condensed consolidated financial statements.

(5)	We define the book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$4,394	$(1,772)	$6,578	$(6,879)
Interest expense	932	1,234	2,171	2,355
Income tax provision	28	14	79	36
Depreciation and amortization	1,605	1,486	4,772	4,581
Share-based compensation and other stock payments	603	935	1,660	2,166
Proxy contest-related expenses	23	—	1,779	—
Adjusted EBITDA	7,585	1,897	17,039	2,259
Changes in operating working capital	(7,414)	(614)	(25,511)	(7,671)
Capital expenditures	(1,338)	(1,060)	(5,315)	(2,757)
Proceeds from disposal of property and equipment	—	—	15	—
Free Cash Flow	$(1,167)	$223	$(13,772)	$(8,169)

OUR BUSINESS

Third Quarter Overview

We received $15,890 in new orders in the third quarter of 2023, down from $84,457 in the third quarter of 2022. Within our Heavy Fabrications segment, wind tower orders decreased compared to the prior year quarter primarily due to the timing of tower orders as a major wind tower customer secured relatively longer-term capacity during the fourth quarter of 2022 instead of ordering in more regular intervals as was the case during the first three quarters of 2022. Partially offsetting this decrease was a 47% increase in industrial fabrication orders primarily due to improved demand from mining customers. Gearing segment orders decreased 81% from the prior year period primarily due to reduced demand from oil and gas (“O&G”) mining, and industrial customers. Orders within our Industrial Solutions segment decreased by 20% as compared to the prior year quarter primarily due to reduced demand for new gas turbine content, partially offset by improved aftermarket demand.

We recognized revenue of $57,163 in the third quarter of 2023, up 27% compared to the third quarter of 2022. Within the Heavy Fabrications segment wind tower revenue increased 40% primarily due to a 31% increase in tower sections sold and increased steel content, which is generally a pass-through to customers. Gearing segment revenue increased 12% relative to the comparable prior year period primarily due to higher order intake in recent quarters from industrial and steel customers. Industrial Solutions segment revenue increased by 85% from the prior year period primarily due to the timing of shipments of new gas turbine content in addition to revenue recognized from international customers.

We recorded net income of $4,394 or $0.21 per share in the third quarter of 2023, compared to a net loss $1,772 or $0.09 per share in the third quarter of 2022. This increase in net income was primarily due to higher sales and $4,488 of AMP credits (discussed below) recognized in the current year quarter.

During the third quarter of 2023, we recognized advanced manufacturing tax credits (“AMP credits”) of $4,488 within the Heavy Fabrications segment. The AMP credits were a part of the Inflation Reduction Act (“IRA”) which was enacted on August 16, 2022. The IRA includes advanced manufacturing tax credits for manufacturers of eligible components, including wind and solar components. Manufacturers qualify for the AMP credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit is applicable for each component produced and sold in the U.S. beginning in 2023 through 2032. Wind towers within our Heavy Fabrications segment were eligible for credits of $0.03 per watt for each wind tower produced.

RESULTS OF OPERATIONS

Three months ended September 30, 2023, Compared to Three months ended September 30, 2022

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

	Three Months Ended September 30,				2023 vs. 2022
		% of Total		% of Total
	2023	Revenue	2022	Revenue	$ Change	% Change
Revenues	$57,163	100.0%	$44,843	100.0%	$12,320	27.5%
Cost of sales	46,996	82.2%	41,095	91.6%	5,901	14.4%
Gross profit	10,167	17.8%	3,748	8.4%	6,419	171.3%
Operating expenses
Selling, general and administrative expenses	4,635	8.1%	4,085	9.1%	550	13.5%
Intangible amortization	165	0.3%	183	0.4%	(18)	(9.8)%
Total operating expenses	4,800	8.4%	4,268	9.5%	532	12.5%
Operating income (loss)	5,367	9.4%	(520)	(1.2)%	5,887	1132.1%
Other expense, net
Interest expense, net	(932)	(1.6)%	(1,234)	(2.8)%	302	24.5%
Other, net	(13)	(0.0)%	(4)	(0.0)%	(9)	(225.0)%
Total other expense, net	(945)	(1.7)%	(1,238)	(2.8)%	293	23.7%
Net income (loss) before provision for income taxes	4,422	7.7%	(1,758)	(3.9)%	6,180	351.5%
Provision for income taxes	28	0.0%	14	0.0%	14	100.0%
Net income (loss)	$4,394	7.7%	$(1,772)	(4.0)%	$6,166	348.0%

Consolidated

Revenues increased by $12,320 as compared to the prior year quarter primarily due to a 40% increase in wind tower revenue primarily due to a 31% increase in tower sections sold and increased steel content, which is generally a pass-through to customers. Industrial Solutions segment revenue increased 85% from the prior year period primarily due to the timing of shipments of new gas turbine content in addition to revenue recognized from international customers. Additionally, Gearing segment revenue increased 12% relative to the comparable prior year period primarily due to higher order intake in recent quarters from industrial and steel customers.

Gross profit increased by $6,419 when compared to the prior year quarter, primarily due to the higher sales volumes and $4,488 of AMP credits recognized in the current year quarter.

Operating expenses increased $532 compared to the prior year quarter primarily due to higher medical costs and increased incentive compensation. Operating expenses as a percentage of sales decreased to 8.4% in the current-year quarter compared to 9.5% in the prior year quarter primarily due to higher sales.

Net income was $4,394 during the three months ended September 30, 2023, compared to a net loss of $1,772 during the three months ended September 30, 2022. This increase in net income was primarily due to the factors described above.

Heavy Fabrications Segment

	Three Months Ended
	September 30,
	2023	2022
Orders	$8,009	$62,873
Tower sections sold	190	145
Revenues	38,326	30,640
Operating income	5,791	372
Operating margin	15.1%	1.2%

Within our Heavy Fabrications segment, wind tower orders decreased $57,264 compared to the prior year quarter primarily due to the timing of tower orders as a major wind tower customer secured relatively longer-term capacity during the fourth quarter of 2022 instead of ordering in more regular intervals as was the case during the first three quarters of 2022. Partially offsetting this decrease in orders was a 47% increase in industrial fabrication orders primarily due to improved demand from mining customers.

Segment revenues increased by 25% during the three months ended September 30, 2023 primarily due to a 40% increase in wind tower revenue as tower sections sold increased by 31% and increased steel content, which is generally a pass-through to customers.

Heavy Fabrications segment operating results improved by $5,419 as compared to the prior year quarter. The improvement in operating performance was primarily a result of reduced wind tower costs as a result of $4,488 of AMP credits recognized in the current year quarter. Operating profit margin was 15.1% during the three months ended September 30, 2023 compared to 1.2% during the three months ended September 30, 2022.

Gearing Segment

	Three Months Ended
	September 30,
	2023	2022
Orders	$3,005	$15,523
Revenues	11,404	10,190
Operating income	265	624
Operating margin	2.3%	6.1%

Gearing segment orders decreased 81% from the prior year period primarily due to reduced demand from O&G, mining, and industrial customers. Gearing revenue was up 12% relative to the comparable prior year period primarily due to higher order intake in recent quarters from industrial and steel customers.

Gearing segment operating income decreased by $359 from the prior year period. This reduction was primarily attributable to a less profitable mix of product sold as well as increased overhead costs. Operating margin was 2.3% during the three months ended September 30, 2023, a decrease from 6.1% during the three months ended September 30, 2022, driven primarily by the items identified above.

Industrial Solutions Segment

	Three Months Ended
	September 30,
	2023	2022
Orders	$4,876	$6,061
Revenues	7,434	4,020
Operating income (loss)	846	(191)
Operating margin	11.4%	(4.8)%

Industrial Solutions segment orders decreased 20% from the prior year period primarily due to reduced demand for new gas turbine content, partially offset by increased demand for aftermarket gas turbine content. Revenues increased 85% from the prior year period primarily due to the timing of shipments of new gas turbine content in addition to revenue recognized from international customers. Operating income increased versus the prior-year quarter primarily as a result of higher sales and a more profitable mix of product sold.

Corporate and Other

Corporate and Other expenses during the three months ended September 30, 2023 increased from the prior year period primarily due to higher medical costs.

Nine months ended September 30, 2023, Compared to Nine months ended September 30, 2022

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

	Nine Months Ended September 30,				2023 vs. 2022
		% of Total		% of Total
	2023	Revenue	2022	Revenue	$ Change	% Change
Revenues	$156,879	100.0%	$136,699	100.0%	$20,180	14.8%
Cost of sales	131,403	83.8%	128,545	94.0%	2,858	2.2%
Gross profit	25,476	16.2%	8,154	6.0%	17,322	212.4%
Operating expenses
Selling, general and administrative expenses	16,113	10.3%	12,109	8.9%	4,004	33.1%
Intangible amortization	498	0.3%	550	0.4%	(52)	(9.5)%
Total operating expenses	16,611	10.6%	12,659	9.3%	3,952	31.2%
Operating income (loss)	8,865	5.7%	(4,505)	(3.3)%	13,370	296.8%
Other expense, net
Interest expense, net	(2,171)	(1.4)%	(2,355)	(1.7)%	184	7.8%
Other, net	(37)	(0.0)%	17	0.0%	(54)	(317.6)%
Total other expense, net	(2,208)	(1.4)%	(2,338)	(1.7)%	130	5.6%
Net income (loss) before provision for income taxes	6,657	4.2%	(6,843)	(5.0)%	13,500	197.3%
Provision for income taxes	79	0.1%	36	0.0%	43	119.4%
Net income (loss)	$6,578	4.2%	$(6,879)	(5.0)%	$13,457	195.6%

Consolidated

Revenues increased by $20,180 as compared to the prior year period primarily due to higher sales in all segments. Wind tower revenue increased 13% from the prior year period primarily as a result of less customer supplied materials in the current year and increased steel content, which is generally a pass-through to customers. Additionally, industrial fabrication revenues increased primarily due to higher shipments of our Pressure Reducing Systems ( “PRS”) units in the current year. Industrial Solutions segment revenue increased 46% from the prior year period primarily due to the timing shipments of new and aftermarket gas turbine content in addition to revenue recognized from international customers. Gearing segment revenue increased 11% relative to the comparable prior year period primarily due to higher order intake in recent quarters from industrial customers, partially offset by a decrease in revenue from mining customers.

Gross profit increased by $17,322 when compared to the prior year period, primarily due to the higher sales volumes within all segments and the $11,217 recognized from the AMP credits.

Due primarily to proxy-contest related expenses and higher medical costs, operating expenses as a percentage of sales increased to 10.6% in the current year period from 9.3% in the prior year period.

Net income was $6,578 during the nine months ended September 30, 2023, compared to a net loss of $6,879 during the nine months ended September 30, 2022. This increase in net income was primarily due to the factors described above.

Heavy Fabrications Segment

	Nine Months Ended
	September 30,
	2023	2022
Orders	$40,608	$110,022
Tower sections sold	468	474
Revenues	103,864	93,486
Operating income (loss)	12,448	(11)
Operating margin	12.0%	(0.0)%

Within our Heavy Fabrications segment, wind tower orders decreased 87% compared to the prior year period primarily due to the timing of tower orders as a major wind tower customer secured relatively longer-term capacity during the fourth quarter of 2022 instead of ordering in more regular intervals as was the case during the first three quarters of 2022. Partially offsetting this decrease in wind tower orders was a 42% increase in industrial fabrication orders primarily due to improved demand for our PRS units and higher demand from mining customers. Segment revenues increased by 11% during the nine months ended September 30, 2023 primarily due to a 13% increase in wind tower revenue primarily as a result of less customer supplied materials in the current year and increased steel content, which is generally a pass-through to customers. Additionally, industrial fabrication revenues increased primarily due to higher shipments of our PRS units in the current year.

Heavy Fabrications segment operating results improved by $12,459 as compared to the prior year period. The improvement in operating performance was primarily a result of reduced wind tower costs as a result of the AMP credits recognized of $11,217 in the current year. Operating profit margin was 12.0% during the nine months ended September 30, 2023 compared to 0.0% during the nine months ended September 30, 2022 primarily due to the factors described above.

Gearing Segment

	Nine Months Ended
	September 30,
	2023	2022
Orders	$21,211	$38,526
Revenues	34,347	30,890
Operating income (loss)	1,194	(73)
Operating margin	3.5%	(0.2)%

Gearing segment orders decreased 45% from the prior year period primarily due to reduced demand from O&G and mining customers. Gearing revenue was up 11% relative to the comparable prior year period primarily due to higher order intake in recent quarters from industrial customers, partially offset by a decrease in mining revenue.

Gearing segment operating income improved by $1,267 from the prior year period. This improvement was primarily attributable to higher sales, improved operational efficiencies, a more profitable product mix sold, and the absence of ramp-up costs incurred in the prior year. Operating margin was 3.5% during the nine months ended September 30, 2023, an improvement from (0.2)% during the nine months ended September 30, 2022, driven primarily by the items identified above.

Industrial Solutions Segment

	Nine Months Ended
	September 30,
	2023	2022
Orders	$19,034	$14,648
Revenues	19,125	13,142
Operating income (loss)	2,311	(368)
Operating margin	12.1%	(2.8)%

Industrial Solutions segment orders increased from the prior year period primarily due to improved demand for aftermarket gas turbine content. Segment revenues increased from the prior year period primarily due to the timing of shipments to new and aftermarket gas turbine customers, in addition to revenue recognized from international customers. Operating income increased versus the prior-year primarily as a result of higher sales and a more profitable mix of product sold.

Corporate and Other

Corporate and Other expenses during the nine months ended September 30, 2023 increased from the prior year period primarily due to higher medical costs and increased professional fees associated with the contested proxy election.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

On August 4, 2022, we entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), providing the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. As of September 30, 2023, cash totaled $1,740, a decrease of $10,992 from December 31, 2022. Debt and finance lease obligations at September 30, 2023 totaled $31,564. As of September 30, 2023, we had the ability to borrow up to an additional $11,906 under the 2022 Credit Facility.

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

We also have outstanding notes payable for capital expenditures in the amount of $1,401 and $1,094 as of September 30, 2023 and December 31, 2022, respectively, with $161 and $88 included in the “Line of Credit and current portion of long-term debt” line item of our condensed consolidated financial statements as of September 30, 2023 and December 31, 2022, respectively. The notes payable have monthly payments that range from $3 to $15 and an interest rate of approximately 6%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable mature in September 2028.

On September 22, 2023, the Company filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 12, 2023 (the “Form S-3”), replacing a prior shelf registration statement which expired on October 12, 2023. This shelf registration statement, which includes a base prospectus, allows us to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in the prospectus supplement accompanying the base prospectus, we would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes.

On September 12, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agents shares of our common stock with an aggregate sales price of up to $12,000. We will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. During the year ended December 31, 2022, we issued 100,379 shares of our common stock under the Sales Agreement and the net proceeds (before upfront costs) to us from the sale of our common stock were approximately $323 after deducting commissions paid of approximately $9. No shares of the Company’s common stock were issued under the Sales Agreement during the nine months ended September 30, 2023. As of September 30, 2023, shares of our common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

In January 2023, we announced that the Company had entered into a supply agreement for wind tower purchases valued at approximately $175 million with a leading global wind turbine manufacturer.  Under the terms of the supply agreement, order fulfillment is to occur beginning in 2023 through year-end 2024. In early November 2023, the parties discussed their joint intent to shift approximately half of the contracted tower section orders initially planned for 2024 into 2025, while maintaining the total number of tower sections stipulated under the supply agreement.

We anticipate that current cash resources, amounts available under the 2022 Credit Facility, cash to be generated from operations and equipment financing, potential proceeds from the sale of securities under the Sales Agreement and any potential proceeds from the sale of further securities under the Form S-3 will be adequate to meet our liquidity needs for at least the next twelve months.

If assumptions regarding our production, sales and subsequent collections from certain of our large customers, our ability to finalize the terms of the remaining obligations under a supply agreement with a leading global wind turbine manufacturer, as well as receipt of customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, we may in the future encounter cash flow and liquidity issues.

If our operational performance deteriorates, we may be unable to comply with existing financial covenants, and could lose access to the 2022 Credit Facility. This could limit our operational flexibility, require a delay in making planned investments and/or require us to seek additional equity or debt financing. Any attempt to raise equity through the public markets could have a negative effect on our stock price, making an equity raise more difficult or more dilutive. Any additional equity financing or equity-linked financing, if available, will be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other operating and financial restrictions on us. While we believe that we will continue to have sufficient cash available to operate our businesses and to meet our financial obligations and debt covenants, there can be no assurances that our operations will generate sufficient cash, or that credit facilities or equity or equity-linked financings will be available in an amount sufficient to enable us to meet these financial obligations.

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022
Total cash (used in) provided by:
Operating activities	$(22,593)	$(10,271)
Investing activities	(5,300)	(2,757)
Financing activities	16,901	13,685
Net (decrease) increase in cash	$(10,992)	$657

Operating Cash Flows

During the nine months ended September 30, 2023, net cash used in operating activities totaled $22,593 compared to net cash used in operating activities of $10,271 during the prior year period. The increase in net cash used in operating activities during the current year period was primarily attributable to a significant increase in accounts receivable during the current year due to a change in payment terms with a major customer.

Investing Cash Flows

During the nine months ended September 30, 2023, net cash used in investing activities totaled $5,300, compared to net cash used in investing activities of $2,757 during the prior year period. The increase in net cash used in investing activities as compared to the prior-year period was primarily due to a net increase in purchases of property and equipment.

Financing Cash Flows

During the nine months ended September 30, 2023, net cash provided by financing activities totaled $16,901, compared to net cash provided by financing activities of $13,685 during the prior year period. The increase was primarily due to increased net borrowings under the 2022 Credit Facility in the current year period.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the nine months ended September 30, 2023 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Part I, Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward looking statements. Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following: (i) the impact of global health concerns on the economies and financial markets and the demand for our products; (ii) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants, including the advanced manufacturing tax credits (which remain subject to further technical guidance and regulations), and state renewable portfolio standards as well as new or continuing tariffs on steel or other products imported into the United States; (iii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iv) the economic and operational stability of our significant customers and suppliers, including their respective supply chains, and the ability to source alternative suppliers as necessary; (v) our ability to continue to grow our business organically and through acquisitions; (vi) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (vii) information technology failures, network disruptions, cybersecurity attacks or breaches in data security; (viii) the sufficiency of our liquidity and alternate sources of funding, if necessary; (ix) our ability to realize revenue from customer orders and backlog (including our ability to finalize the terms of the remaining obligations under a supply agreement with a leading global wind turbine manufacturer); (x) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (xi) the economy and the potential impact it may have on our business, including our customers; (xii) the state of the wind energy market and other energy and industrial markets generally, including the availability of tax credits, and the impact of competition and economic volatility in those markets; (xiii) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xiv) competition from new or existing industry participants including, in particular, increased competition from foreign tower manufacturers; (xv) the effects of the change of administrations in the U.S. federal government; (xvi) our ability to successfully integrate and operate acquired companies and to identify, negotiate and execute future acquisitions; (xvii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; (xviii) the limited trading market for our securities and the volatility of market price for our securities; and (xix) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements including, but not limited to, those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the risk factors set forth under the caption “Risk Factors” in Part II, Item IA of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K under the Securities Act and as such are not required to provide information under this Item pursuant to Item 305I of Regulation S-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2023

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
101

The following financial information from this Form 10-Q of Broadwind, Inc. for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BROADWIND, INC.

November 13, 2023	By:	/s/ Eric B. Blashford
Eric B. Blashford
President and Chief Executive Officer
(Principal Executive Officer)