Form 10-K
period 2023-12-31
BROADWIND, INC.
filed 2024-03-05
CIK 1120370

********//////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////////

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023 the aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant was approximately $66,098,000, based upon the $3.70 per share closing sale price of the Registrant’s common stock as reported on the NASDAQ Capital Market. For purposes of this calculation, the Registrant’s directors and executive officers and holders of 5% or more of the Registrant’s outstanding shares of voting common stock have been assumed to be affiliates, with such affiliates holding an aggregate of 3,536,000 shares of the Registrant’s voting common stock on June 30, 2023.

The number of shares of the Registrant’s common stock, par value $0.001, outstanding as of February 29, 2024, was 21,566,364.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

BROADWIND, INC.

FORM 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains “forward looking statements”— that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward looking statements. Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following:(i) the impact of global health concerns on the economies and financial markets and the demand for our products; (ii) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants, including the advanced manufacturing tax credits (which remain subject to further technical guidance and regulations), and state renewable portfolio standards as well as new or continuing tariffs on steel or other products imported into the United States; (iii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iv) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (v) the economic and operational stability of our significant customers and suppliers, including their respective supply chains, and the ability to source alternative suppliers as necessary; (vi) our ability to continue to grow our business organically and through acquisitions; (vii) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (viii) information technology failures, network disruptions, cybersecurity attacks or breaches in data security; (ix) the sufficiency of our liquidity and alternate sources of funding, if necessary; (x) our ability to realize revenue from customer orders and backlog (including our ability to finalize the terms of the remaining obligations under a supply agreement with a leading global wind turbine manufacturer); (xi) the economy and the potential impact it may have on our business, including our customers; (xii) the state of the wind energy market and other energy and industrial markets generally, including the availability of tax credits, and the impact of competition and economic volatility in those markets; (xiii) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xiv) competition from new or existing industry participants including, in particular, increased competition from foreign tower manufacturers; (xv) the effects of the change of administrations in the U.S. federal government; (xvi) our ability to successfully integrate and operate acquired companies and to identify, negotiate and execute future acquisitions; (xvii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; (xviii) the limited trading market for our securities and the volatility of market price for our securities; (xix) our outstanding indebtedness and its impact on our business activities (including our ability to incur additional debt in the future); and (xx) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

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

Heavy Fabrications

We provide large, complex and precision fabrications to customers in a broad range of industrial markets. Our most significant presence is within the U.S. wind energy industry, although we have diversified into other industrial markets in order to improve our capacity utilization, reduce our customer concentration, and reduce our exposure to uncertainty related to governmental policies currently impacting the U.S. wind energy industry. Within the U.S. wind energy industry, we provide steel towers and repowering adapters primarily to wind turbine manufacturers. Our production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 550 towers (1650 tower sections), sufficient to support turbines generating more than 1,100 MW of power. We have expanded our production capabilities and leveraged our manufacturing competencies, including welding, lifting capacity and stringent quality practices, into aftermarket and original equipment manufacturer (“OEM”) components utilized in surface and underground mining, construction, material handling, oil and gas (“O&G”) and other infrastructure markets. We have designed and manufacture a mobile, modular pressure reducing system for the compressed natural gas virtual pipeline market. We manufacture components for buckets, shovels, car bodies, drill masts and other products that support mining and construction markets. In other industrial markets, we provide crane components, pressure vessels, frames and other structures.

Gearing

We provide gearing, gearboxes and precision machined components to a broad set of customers in diverse markets including; surface and underground mining, wind energy, steel, material handling, infrastructure, onshore and offshore O&G fracking and drilling, marine and other industrial markets. We provide gearbox repair services and have manufactured loose gearing, gearboxes and systems and provided heat treat services for aftermarket and OEM applications for a century. While a significant portion of our business is manufactured to our customer’s specifications, we employ design and metallurgical engineers to meet our customer’s stringent quality requirements, to improve product performance and reliability and to develop custom products that are integrated into our customer’s product offerings.

Industrial Solutions

We provide supply chain solutions, light fabrication, inventory management, kitting and assembly services, primarily serving the combined cycle natural gas turbine market. We have recently expanded into the U.S. wind power generation market, by providing tower internals kitting solutions for on-site installations, as OEMs domesticate their supply chain due to lead time and reliability issues. We leverage a global supply chain to provide instrumentation & controls, valve assemblies, sensor devices, fuel system components, electrical junction boxes & wiring, energy storage services and electromechanical devices. We also provide packaging solutions and fabricate panels and sub-assemblies to reduce our customers’ costs, improve manufacturing velocity and reliability.

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
-Pulp and Paper
-Material Handling
-Marine
-Waste Processing

Products	-Wind Towers/Adaptors	-Loose Gearing	-Supply Chain Solutions
	-Industrial Fabrications:	-Custom Gearboxes	-Inventory Management
	Mining Components	-Gearbox Repair	-Kitting and Assembly
	Crane Components	-Heat Treat Services	-Solar Inverter Racks
	Pressure Reducing Systems		-Solar Powered Shelters/Charging Stations
Other Frames/Structures
Pressure Vessels

Business and Operating Strategy

We intend to capitalize on the markets for wind energy, gas turbines, O&G, mining, and other industrial verticals in North America by leveraging our core competencies in welding, manufacturing, assembling and kitting. Our strategic objectives include the following:

●

Diversify our customer and product line concentrations. In 2023, sales derived from our top five customers represented 65% of total sales and sales into the wind energy industry represented 49% of total sales. This is an improvement as compared to 2019, when our top five customers comprised 79% of total sales and sales in the wind energy industry represented 66% of total sales. To reduce the concentration of our sales, we have focused our product development activities and our sales force on expanding and diversifying our customer base and product lines. We are leveraging existing customer relationships within each of our segments to cross sell our broad portfolio of capabilities. We utilize a stage gate model for new product development, which provides a framework for evaluating opportunities and commercialization. Additionally, we continue to use new customer and product revenues as metrics within our variable executive compensation programs. Our diversification efforts are impacted in part by the end-market demand outlook.

●

Improve capacity utilization and broaden our manufacturing capabilities. Subject to labor availability, we have manufacturing capacity available that could support a significant increase in our annual revenues for heavy fabrications, gearing and industrial solutions. We are working to improve our capacity utilization and financial results by leveraging our existing manufacturing capacity and adjusting capacity where we can, in response to changing market conditions. In our Heavy Fabrications segment, we have expanded production capabilities and leveraged our fabrication competencies to support growth in mining, material handling, O&G, infrastructure, and other industrial markets.

●

Pursue opportunistic acquisitions as well as organic investments. In addition to existing business and operating strategies, we are endeavoring to identify, and opportunistically execute on, accretive acquisitions and organic investments that will allow us to achieve further growth. Our investment criteria for opportunistic acquisitions as well as organic investments include, among other things, our ability to: improve manufacturing competencies, support our existing capacity utilization strategy, enhance our diversification strategy and/or augment our penetration into renewable markets.  Additionally, we are developing new variations of our Pressure Reducing Systems (“PRS”) unit which supplies compressed natural gas to regions without established infrastructure as part of the virtual pipeline. We believe that execution of our investment strategy provides significant opportunity to generate stockholder value, through profitable growth and leveraging a significant unrealized economic asset, over $290 million of net operating losses (“NOLs”) as of December 31, 2023 which can be used to cover future prospective tax liabilities.

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

CUSTOMERS

We manufacture products for a variety of customers in the wind energy, O&G, gas turbine, mining, and other industrial markets. Within the wind energy industry, our customer base consists primarily of wind turbine manufacturers who supply end users and wind farm operators with wind turbines, and wind gearbox re-manufacturers who use our replacement gears in their replacement gearboxes. The wind turbine market is very concentrated. According to Wood Mackenzie Power & Renewables 2023 industry data, the top four wind turbine manufacturers comprised approximately 88% of the U.S. market. As a result, although we have historically produced towers for a broad range of wind turbine manufacturers, in any given year a limited number of customers have accounted for the majority of our revenues. Within the O&G and mining industries, our customer base consists of manufacturers of hydraulic fracturing and mud pumps, drilling and production equipment, mining equipment, and off highway vehicles. Within the gas turbine industry, our customers supply end-users with natural gas turbines and after-market replacement and efficiency upgrade packages. Within our other industrial markets served, our customer base includes steel producers, ship builders, and manufacturers of material handling, pulp and paper and other power generation equipment. Sales to GE Renewable Energy represented greater than 10% of our consolidated revenues for the year ended December 31, 2023. Sales to Siemens Gamesa Renewable Energy (“SGRE”) and GE Renewable Energy each represented greater than 10% of our consolidated revenues for the year ended December 31, 2022. The loss of one of these customers could have a material adverse effect on our business, results of operation or financial condition. As a result, we have an ongoing initiative to diversify our customer base.

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

Imports from China and Vietnam have declined following a determination by the U.S. International Trade Commission (“USITC”) in 2013 that wind towers from those countries were being sold in the U.S. at less than fair value. As a result of the determination, the U.S. Department of Commerce (“USDOC”) issued antidumping and countervailing duty orders on imports of wind towers from China and an antidumping duty order on imports of towers from Vietnam. In May 2018, the U.S. Court of Appeals affirmed the decision from the U.S. Court of International Trade and at the same time excluded CS Wind Vietnam from the antidumping order. In April 2019, the USDOC extended the term of these duties for an additional five-year period. Following a renewed surge of tower imports from countries not impacted by existing tariffs, in July 2020, the USDOC issued antidumping and countervailing duty orders on imports of wind towers from Canada, Indonesia, and Vietnam and an antidumping order on imports of towers from Korea. The Indonesia countervailing duty order was later revoked after an appeal to the U.S. Court of International Trade (“CIT”). Then in September 2020, a new trade case was brought before the USDOC and USITC, to assess whether wind towers imported from India, Malaysia, and Spain were being sold in the U.S. at less than fair value. The USDOC and USITC issued affirmative final determinations in all three antidumping (India, Malaysia, and Spain) and two countervailing duty cases (India and Malaysia). The USDOC imposed orders for two cases in August 2021 and the remainder in December 2021. Appeals of several of the USDOC determinations are currently pending at the CIT and the CAFC.

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

The IRA also includes Advanced Manufacturing Production tax credits (“AMP credits”) for manufacturers of eligible components, including wind and solar components. Manufacturers qualify for the AMP credits based on the electricity output for each component produced and sold in the US starting in 2023 through 2032. The credit amount varies based on the eligible component, which includes solar components, wind energy components, inverters, qualifying battery components, and critical minerals. Tower manufacturers are eligible for credits of $0.03 per watt for applicable components produced. Manufacturers can elect a direct pay option where they can receive a payment equal to the full value of the tax credits from the Internal Revenue Service anytime during the ten-year period. That election lasts for five years, after which the AMP credits can be used against tax obligations or transferred to third parties in exchange for cash.

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

BACKLOG

We sell our towers under either supply agreements or individual purchase orders (“POs”), depending on the size and duration of the purchase commitment. Under the supply agreements, we typically receive a purchase commitment for towers to be delivered in future fiscal quarters, then receive POs on a periodic basis depending upon the customer’s forecast of production volume requirements within the contract terms. For our Gearing and Industrial Solutions segments, sales are generally based on individual POs. As of December 31, 2023, the dollar amount of our backlog based on unfulfilled POs and supply agreements was approximately $183 million. This represents a 38% decrease from the backlog at December 31, 2022. Backlog as of December 31, 2023 and 2022 is net of revenue recognized over time as described in Note 2, “Revenues” of our consolidated financial statements.

SEASONALITY

The majority of our business is not affected by seasonality.

EMPLOYEES

We had 444 U.S.-based employees at December 31, 2023, of which 398 were in manufacturing related functions and 46 were in administrative functions. As of December 31, 2023, approximately 18% of our employees were covered by collective bargaining agreements with local unions in our Cicero, Illinois and Neville Island, Pennsylvania locations. We anticipate that the collective bargaining agreements with our union members will be renewed through contract renegotiation near the contract expiration dates, although there can be no assurance that any such agreements will be concluded. The collective bargaining agreement with the Neville Island union was renegotiated in November 2022 and is expected to remain in effect through October 2026. A four-year collective bargaining agreement in regards to the Cicero, Illinois facility was negotiated in February 2022 and is expected to remain in effect through February 2026. We believe that our relationship with our employees is generally positive. The table below summarizes our employees as of December 31, 2023:

Number of Employees As of
Segment	December 31, 2023
Heavy Fabrications	266
Gearing	118
Industrial Solutions	47
Corporate	13
Total	444

RAW MATERIALS

The primary raw material used in the construction of heavy fabrication and gearing products is steel in the form of plate, bar stock, forgings and castings. The market for tower steel and internal packages has become increasingly globalized. Although we are generally responsible for procurement of the raw materials, our global tower customers often negotiate the prices and terms for purchases, and, through a “directed buy”, we purchase under these agreements. We have legal title to the raw materials and pass the raw material cost through to our end customer plus a conversion margin.

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

QUALITY CONTROL

We have a long-standing focus on processes for ensuring the manufacture of high-quality products. To achieve high standards of production and operational quality, we implement strict and extensive quality control and inspections throughout our production processes. We maintain internal quality controls over all core manufacturing processes and carry out quality assurance inspections at the completion of each major manufacturing step to ensure the quality of our products. The manufacturing process at our Gearing segment, for example, involves transforming forged steel into precision gears through cutting, heat treating, testing and finishing. We inspect and test raw materials before they enter the assembly process, retest the raw materials after rough machining, test the functioning of gear teeth and cores after thermal treatment and accuracy test final outputs for compliance with product specifications. We believe our investment in industry leading heat treatment, high precision machining, specialized grinding technologies and cutting-edge welding has contributed to our high product reliability and the consistent performance of our products under varying operating conditions. All of our core operating facilities are ISO 9001:2015 certified. We will continue our efforts to achieve the highest quality standards.

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

In analyzing our liquidity, an important short-term metric is our use of operating working capital (“OWC”) in relation to revenue. OWC is comprised of A/R and inventories, net of A/P and customer deposits. Our OWC at December 31, 2023 was $19,408, or 10% of trailing three months of sales annualized, compared to December 31, 2022, when OWC was $475, or 0.3% of trailing three months of sales annualized.  The increase in OWC was driven primarily by higher accounts receivable balances.

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

From time to time, we also provide additional information about the Company and its activities on the “Investors” section of our website, which we encourage investors to review. The information contained or incorporated on our website is not a part of this document.

ITEM 1A. RISK FACTORS

OPERATIONAL RISKS

We may be unable to keep pace with rapidly changing technology in wind turbine and other industrial component manufacturing.

The global markets for wind turbines and our other manufactured industrial components are rapidly evolving technologically. Our component manufacturing equipment and technology may not be suited for future generations of products being developed by wind turbine companies. As turbines grow in size, particularly to support the development of offshore windfarms, tower manufacturing becomes more complicated and may require investments in new manufacturing equipment. For example, some wind turbine manufacturers are using wind turbine towers made partially or wholly from concrete instead of steel. Additionally, if we implement emerging technologies such as artificial intelligence and machine learning into our products and services, we may not be able to anticipate vulnerabilities, flaws or security threats resulting from the use of such technology and develop adequate protection measures. To maintain a successful business in our field, we must keep pace with technological developments and the changing standards of our customers and potential customers and meet their constantly evolving demands. If we fail to adequately respond to the technological changes in our industry, make the necessary capital investments or are not suited to provide components for new types of wind turbines, our business, financial condition and operating results may be adversely affected.

We are substantially dependent on a few significant customers and the ordering levels for our products may vary based on customer needs. Further, we face significant risks associated with changes in our relationship with these significant customers.

Historically, the majority of our revenues are highly concentrated with a limited number of customers.  Some of the markets we serve have a limited number of customers.  In 2023, one customer, GE Renewable Energy, accounted for more than 10% of our consolidated revenues, and our five largest customers accounted for 65% of our consolidated revenues. Certain of our customers have periodically expressed their intent to scale back, delay or restructure existing customer agreements, which has led to reduced revenues from these customers and periodic deviations in expected ordering levels. It is possible that this may occur again in the future. Additionally, not all of our customers make purchases every year. As a result, our operating profits and gross margins have historically been negatively affected by significant variability in production levels, which has created production volume inefficiencies in our operations and cost structures. Because of this variability, we believe that comparisons of our operating results in any particular quarterly period may not be a reliable indicator of future performance.

Additionally, if our relationships with our significant customers should change materially, it could be difficult for us to immediately and profitably replace lost sales in a market with such concentration, which could have a material adverse effect on our operating and financial results. We could be adversely impacted by decreased customer demand for our products due to (i) the impact of current or future economic conditions on our customers, (ii) our customers’ loss of market share to their competitors that do not use our products, and (iii) our loss of market share with our customers. We could lose market share with our customers to our competitors or to our customers themselves, should they decide to become more vertically integrated and produce the products that we currently provide.

In addition, even if our customers continue to do business with us, we could be adversely affected by a number of other potential developments with our customers. For example:

●

The inability or failure of our customers to meet their contractual obligations could have a material adverse effect on our business, financial position and results of operations and in the event of a dispute, these customers may have more significant resources than we do, which could result in protracted litigation and the incurrence of material costs.

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

●	A material change in payment terms with a significant customer could have a material adverse effect on our short-term cash flows.
●	The concentration of our customer base may enable our customers to demand pricing and other terms unfavorable to us and make us more vulnerable to changes in demand by or issues with a given customer.

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

We face significant risks associated with uncertainties resulting from changes to policies and laws with the periodic changes in the U.S. administration.

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

We depend on the services of unionized labor and have collective bargaining agreements with certain of our operations workforce at our Cicero, Illinois and Neville Island, Pennsylvania Gearing facilities. The loss of the services of these and other personnel, whether through terminations, attrition, labor strike or otherwise, or a material change in our collective bargaining agreements, including a significant increase in labor costs, could have a material adverse impact on us and our future profitability. In November 2022, a four-year collective bargaining agreement was ratified by the collective bargaining union in our Neville Island facility and will remain in effect through October 2026. A four-year collective bargaining agreement in regard to the Cicero, Illinois facility was negotiated in February 2022, and is expected to remain in effect through February 2026. Any failure to negotiate and conclude a new collective bargaining agreement with a union when the applicable agreement expires could result in strikes, boycotts, or other labor disruptions. As of December 31, 2023, these collective bargaining units represented approximately 18% of our workforce.

Our ability to hire and retain qualified personnel at competitive cost could adversely affect our business.

Many of the products we sell, and related services that we provide require that we have skilled labor in our manufacturing facilities. The availability of labor in the markets in which we operate has declined in recent years and competition for such labor has increased, especially under the economic crises experienced throughout and following the COVID-19 pandemic and current inflationary pressures. A significant increase in wages paid by competitors, both within and outside the energy industry, for such work force could result in insufficient availability of workers or increase our labor costs, or both. In the event prevailing wage rates continue to increase in the markets in which we operate, we may be required to concurrently increase the wages paid to our employees to maintain the quality of our workforce and customer service. If the supply of skilled labor is constrained or our costs of attracting and maintaining a workforce increase, our profit margins could decrease, and our growth potential and brand image could be impaired.

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

Our business is at risk from and may be impacted by information security incidents, including attempts to gain unauthorized access to our confidential data and data systems, ransomware, malware, business email compromise, phishing attacks, and other electronic security events. Such incidents can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. They can also result from internal compromises, such as human error, or malicious acts. While we seek to employ measures to prevent, detect, and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber event. Cybersecurity incidents could disrupt our business and compromise confidential information belonging to us and third parties.

Recent increases in inflation and interest rates in the United States and elsewhere could adversely affect our business.

We are exposed to fluctuations in inflation and interest rates, which could negatively affect our business, financial condition and results of operations. The United States and other jurisdictions have recently experienced high levels of inflation. If the inflation rate continues to increase, it will likely affect our expenses, including, but not limited to, employee compensation and labor expenses and increased costs for supplies, and we may not be successful in offsetting such cost increases. In addition, historically we have carried a significant amount of variable rate debt which is subject to fluctuations in interest rates. Certain government agencies, including the U.S. Treasury, have previously implemented and may implement policies that have resulted and may continue to result in significantly increased interest rates and borrowing costs. Recent increases in interest rates will result in increased interest expense to the extent we cannot limit our debt balances.

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

●	the cost of raw materials used to make wind turbines, particularly steel;
●	the general increase in demand for electricity or “load growth;”
●	the costs of competing power sources, including natural gas, nuclear power, solar power and other power sources;
●	the development of new power generating technology, advances in existing technology or discovery of power generating natural resources;
●	the development of electrical transmission infrastructure;
●	state and federal laws and regulations regarding avian protection plans and noise or turbine setback requirements;
●	other state and federal laws and regulations, particularly those favoring low carbon energy generation alternatives;
●	administrative and legal challenges to proposed wind energy development projects;
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

Our growth strategy includes acquiring complementary businesses. In regards to any other future acquisitions, we could fail to identify, finance or complete suitable acquisitions on acceptable terms and prices, particularly with interest rates at comparatively high levels. Acquisitions and the related integration processes could increase a number of risks, including diversion of operations personnel, financial personnel and management’s attention, difficulties in integrating systems and operations, potential loss of key employees and customers of the acquired companies and exposure to unanticipated liabilities. The price we pay for a business may exceed the value realized and we cannot provide any assurance that we will realize the expected synergies and benefits of any acquisitions. Our discovery of, or failure to discover, material issues during due diligence investigations of acquisition targets, either before closing with regard to potential risks of the acquired operations, or after closing with regard to the timely discovery of breaches of representations or warranties, could materially harm our business. Our failure to meet the challenges involved in integrating a new business to realize the anticipated benefits of an acquisition could cause an interruption or loss of momentum in our existing activities and could adversely affect our profitability. Acquisitions also may result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could diminish our reported earnings and operating results.

We are subject to risks associated with proxy contests and other actions of activist stockholders.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as governance changes, financial restructurings, increased borrowings, special dividends, stock repurchases or even sales of assets or entire companies to third parties or the activists themselves. We received a notice dated January 18, 2023 from WM Argyle Fund, LLC (“WM Argyle”), which allegedly owned approximately 1.0% of the Company’s outstanding shares at the time of submission, purporting to nominate a slate of six candidates for election as directors at our 2023 Annual Meeting of Stockholders. We did not reach an agreement with WM Argyle in connection with its nomination, and there was a contested election at the Company’s 2023 Annual Meeting of Stockholders, in which none of WM Argyle’s candidates were elected as directors. The cumulative cost to the Company of responding to the proxy contest was approximately $1.8 million. We value input from all stockholders and remain open to ongoing engagement with our stockholders.

A proxy contest or related activities on the part of activist stockholders could adversely affect our business for a number of reasons, including, without limitation, the following:

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
●

A successful proxy contest could result in a change in control of our Board, and such an event could subject us to certain contractual obligations under several material agreements, including our existing Amended and Restated 2015 Equity Incentive Plan (as amended, the “2015 EIP”), and underlying award agreements and certain employment agreements;

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

We have experienced operating losses since inception, except that we were profitable in 2016, 2021, and 2023. We have incurred significant costs in connection with the development of our businesses, and because we have operated at low-capacity utilization in certain facilities, there is no assurance that we will generate sufficient revenues to offset anticipated operating costs. Although we anticipate deriving revenues from the sale of our products, no assurance can be given that these products can be sold on a profitable basis. We cannot give any assurance that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

We may continue to incur significant losses in the future for a number of reasons, including other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors.

We have significant indebtedness and we may incur additional debt in the future. Servicing our indebtedness requires a significant amount of cash, and the terms of our current indebtedness, and the terms of any future indebtedness, may restrict the activities of the Company.

We have significant indebtedness, including the indebtedness under the 2022 Credit Facility (as defined and further discussed in Note 10 “Debt and Credit Agreements” of our consolidated financial statements). Our debt obligations could potentially have important consequences to us and our investors, including: (1) requiring a substantial portion of our cash flows from operations to make debt service payments or to refinance our indebtedness as it becomes due, making it more difficult for us to satisfy our other priorities and obligations; (2) resulting in higher interest expenses, (3) increasing our vulnerability to general adverse economic and industry conditions; (4) reducing the cash flows available to fund capital expenditures and other corporate purposes and to grow our business; (5) limiting our flexibility in pursuing strategic opportunities or planning for, or reacting to, changes in our business and the industry; (6) placing us at a competitive disadvantage relative to our competitors that may not be as highly leveraged; and (7) limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase shares.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, regulatory factors, and factors beyond our control. Our cash flow from operations in the future may be insufficient to service our indebtedness, including if our actual cash requirements in the future are greater than expected. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, incurring new debt or issuing additional equity on terms that may be unfavorable, onerous or highly dilutive. Our ability to refinance our indebtedness or incur new debt will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

As described in Note 10 “Debt and Credit Agreements” of our consolidated financial statements, the agreements governing our indebtedness contain covenants restricting our operations and limiting our financial flexibility. In addition, some of the agreements governing our indebtedness require that we maintain minimum EBITDA requirements, not exceed a maximum fixed charge coverage ratio and contain certain customary events of default. Our ability to comply with such restrictions and covenants may be affected by various factors, some of which factors may be beyond our control. If we breach any of these restrictions or covenants and do not obtain a waiver from the lenders or holders, as applicable, then, subject to the applicable cure periods and conditions, any outstanding indebtedness could be declared immediately due and payable.

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

During the second quarter of 2021, all of our PPP Loans were forgiven by the SBA. However, the U.S. Department of the Treasury has announced that it will conduct audits for PPP Loans that exceed $2,000 for a period of six years after forgiveness. Should we be audited or reviewed by the U.S. Department of the Treasury or the SBA, such audit or review could result in the diversion of management’s time and attention and cause us to incur significant costs. If we were to be audited and receive an adverse outcome in such an audit, we could be required to return the full amount of the PPP Loans and may potentially be subject to civil and criminal fines and penalties.  If it is subsequently determined that the PPP Loans must be repaid, we may be required to use a substantial portion of our available cash and/or cash flows from operations to pay interest and principal on the PPP Loans, and any future repayment of such loans, would adversely impact our operations and financial results.

RISKS RELATED TO OWNING OUR COMMON STOCK

There is a limited trading market for our securities and the market price of our securities is subject to volatility.

Our common stock trades on the Nasdaq Capital Market. Historically, we have not had an active trading market for our common stock. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. The market price and level of trading of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, our limited trading volume, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our business and the general state of the securities market, as well as general economic, political and market conditions and other factors that may affect our future results.  In 2023, the closing price of our common stock varied from a high of $5.92 per share to a low of $1.77 per share. Stockholders may have incurred substantial losses with regard to any investment in our common stock adversely affecting stockholder confidence.

Limitations on our ability to utilize our NOLs may negatively affect our financial results.

We may not be able to utilize all of our NOLs. For financial statement presentation, all benefits associated with the NOL carryforwards have been reserved; therefore, this potential asset is not reflected on our balance sheet. To the extent available, we will use any NOL carryforwards to reduce the U.S. corporate income tax liability associated with our operations. However, if we do not achieve sufficient profitability prior to their expiration, we will not be able to fully utilize our NOLs to offset income. Section 382 of the IRC (“Section 382”) generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. Our ability to utilize NOL carryforwards and built-in losses may be limited, under Section 382 or otherwise, by our issuance of common stock or by other changes in ownership of our stock. After analyzing Section 382 in 2010, we determined that aggregate changes in our stock ownership had triggered an annual limitation of NOL carryforwards and built-in losses available for utilization to $14,284 per annum. Although this event limited the amount of pre ownership change date NOLs and built- in losses we can utilize annually, it does not preclude us from fully utilizing our current NOL carryforwards prior to their expiration. However, subsequent changes in our stock ownership could further limit our ability to use our NOL carryforwards and our income could be subject to taxation earlier than it would if we were able to use NOL carryforwards and built-in losses without an annual limitation, which could result in lower profits. To address these concerns, in February 2013 we adopted a Section 382 Stockholder Rights Plan, which was subsequently approved by our stockholders and extended in 2016, 2019, and 2022 for additional three-year periods (as amended, the “Rights Plan”), designed to preserve our substantial tax assets associated with NOL carryforwards under Section 382. The Rights Plan is intended to deter any person or group from being or becoming the beneficial owner of 4.9% or more of our common stock and thereby triggering a further limitation of our available NOL carryforwards. See Note 14, “Income Taxes” of our consolidated financial statements for further discussion of our Rights Plan. There can be no assurance that the Rights Plan will be effective in protecting our NOL carryforwards. Additionally, because the Rights Plan subjects any person that acquires 4.9% of our common stock without the Board’s permission to significant dilution, it could make it harder for a third party to acquire us without the consent of the Board. In particular, the Rights Plan may deter a third party from completing or even initiating an acquisition of the Company, which may prevent stockholders from realizing a control premium from a potential acquirer, or from otherwise maximizing stockholder value.

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

The IRA also includes AMP credits for manufacturers of eligible components, including wind and solar components. Manufacturers qualify for the AMP credits based on the electricity output for each component produced and sold in the US starting in 2023 through 2032. The credit amount varies based on the eligible component, which includes solar components, wind energy components, inverters, qualifying battery components, and critical minerals. Tower manufacturers are eligible for credits of $0.03 per watt for applicable components produced. Manufacturers can elect a direct pay option where they can receive a payment equal to the full value of the tax credits from the Internal Revenue Service anytime during the ten-year period. That election lasts for five years, after which the AMP credits can be used against tax obligations or transferred to third parties in exchange for cash. We expect certain financial benefits as a result of tax incentives provided by the IRA. If these expected financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected. Any modifications to the law or its effects arising, for example, through (i) technical guidance and regulations from the IRS and U.S. Treasury Department, (ii) subsequent amendments to or interpretations of the law, and/or iii) future laws or regulations rendering certain provisions of the IRA less effective or ineffective, in whole or in part, could result in material adverse changes to the benefits we have recognized and expect to recognize.

RPSs generally require or encourage state regulated electric utilities to supply a certain proportion of electricity from renewable energy sources or to devote a certain portion of their plant capacity to renewable energy generation. Typically, utilities comply with such standards by qualifying for renewable energy credits evidencing the share of electricity that was produced from renewable sources. Under many state standards, these renewable energy credits can be unbundled from their associated energy and traded in a market system, allowing generators with insufficient credits to meet their applicable state mandate. These standards have spurred significant growth in the wind energy industry and a corresponding increase in the demand for our products. Currently, the majority of states have RPSs in place and certain states have voluntary utility commitments to supply a specific percentage of their electricity from renewable sources. The enactment of RPSs in additional states or any changes to existing RPSs (including changes due to the failure to extend or renew the federal incentives described above), or the enactment of a federal RPS or imposition of other greenhouse gas regulations, may impact the demand for our products. We cannot assure that government support for renewable energy will continue including any assurance regarding the adoption of any of the clean energy provisions of President Biden’s Build Back Better agenda. The elimination of, or reduction in, state or federal government policies that support renewable energy could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

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

The existence of government subsidies available to our competitors in certain countries may affect our ability to compete on a price basis. Imports from China and Vietnam have declined following a determination by the U.S. International Trade Commission (“USITC”) in 2013 that wind towers from those countries were being sold in the U.S. at less than fair value. As a result of the determination, the U.S. Department of Commerce (“USDOC”) issued antidumping and countervailing duty orders on imports of wind towers from China and an antidumping duty order on imports of towers from Vietnam. In May 2018, the U.S. Court of Appeals affirmed the decision from the U.S. Court of International Trade and at the same time excluded CS Wind Vietnam from the antidumping order. In April 2019, the USDOC extended the term of these duties for an additional five-year period. Following a renewed surge of tower imports from countries not impacted by existing tariffs, in July 2020, the USDOC issued antidumping and countervailing duty orders on imports of wind towers from Canada, Indonesia, and Vietnam and an antidumping order on imports of towers from Korea. The Indonesia countervailing duty order was later revoked after an appeal to the U.S. Court of International Trade (“CIT”). Then in September 2020, a new trade case was brought before the USDOC and USITC, to assess whether wind towers imported from India, Malaysia, and Spain were being sold in the U.S. at less than fair value. The USDOC and USITC issued affirmative final determinations in all three antidumping (India, Malaysia, and Spain) and two countervailing duty cases (India and Malaysia). The USDOC imposed orders for two cases in August 2021 and the remainder in December 2021. Appeals of several of the USDOC determinations are currently pending at the CIT and the CAFC.

Additionally, the war in Ukraine has led to economic sanctions imposed against Russia by the U.S. and certain European nations, including a prohibition on doing business with certain Russian companies. Such sanctions may impact companies in many sectors and could lead to volatility of prices in the global energy industry. The extent and duration of the war and extent and strength of the sanctions are still developing, and the corresponding effect on the Company remains uncertain. Certain other geopolitical conflicts, including the war between Israel and Hamas may also lead to material disruptions to certain supply chains and volatility in prices.

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

We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of currently and formerly owned, leased or operated properties, or properties to which hazardous substances or wastes were sent by current or former operators at our current or former facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. Several of our facilities have a history of industrial operations, and contaminants have been detected at some of our facilities. The presence of contamination from hazardous substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or use our properties as collateral for financing. We also could be held liable under third-party claims for property damage, natural resource damage or personal injury and for penalties and other damages under such environmental laws and regulations, which could have a material adverse effect on our business, financial condition and results of operations. During 2023, we did not incur significant remediation costs or penalties related to environmental matters.

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

Additionally, other ESG-related laws, regulations, treaties, and similar initiatives and programs are being proposed, adopted and implemented throughout the world. If we were to violate or become liable under environmental or certain ESG-related laws or if our products become non-compliant with such laws or market access requirements, our customers may refuse to purchase our products, and we could incur costs or face other sanctions, such as restrictions on our products entering certain jurisdictions, fines, and/or civil or criminal sanctions. In addition to potential implementation of ESG laws, investor advocacy groups, certain institutional investors, investment funds, other market participants, political figures, stockholders, and customers have focused increasingly on the ESG practices of companies, including those associated with climate change. If our ESG practices do not meet investor or other industry stakeholder expectations and standards, which continue to evolve, our brand, reputation and employee retention may be negatively impacted based on an assessment of our ESG practices.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We rely on information systems to obtain, rapidly process, analyze, and manage data in order to effectively operate our business. We are committed to protecting our business information, intellectual property, customer, supplier and employee data and information systems from cybersecurity risks and maintain an active cybersecurity risk management program.

We maintain enterprise-wide information security policies, processes and standards that set the requirements around acceptable use of information systems and data, risk assessment and management, identity and access management, data security, security operations, security incident response and threat and vulnerability management. We work to align to the National Institute of Standards and Technology (NIST) 800-171 Cybersecurity Framework, as its program controls are designed to protect and maintain confidentiality, integrity, and continued availability of our data and information systems. Our team of information system professionals and third-party providers monitors our information systems for cybersecurity threats, breaches, intrusions and other weaknesses, responds to cybersecurity incidents, develops and implements plans to mitigate cybersecurity threats and facilitates training for our employees.

We also engage consultants and other third-party advisors to conduct independent assessments of our cybersecurity readiness and control effectiveness. In collaboration with our third-party providers, we seek to gain insights into emerging threats and vulnerabilities, industry trends, and leading practices to inform our cybersecurity response.

Governance

Management plays a critical role in assessing and managing material risks from cybersecurity threats. Our Director of Information Technology leads an internal team and works directly with our third-party information security professionals to manage our cybersecurity risk management program and activities. This includes monitoring our information systems for cybersecurity threats, reviewing cybersecurity incidents, analyzing emerging threats, and the development and implementation of risk mitigation strategies.

Our Director of Information Technology reports directly to our executive leadership team on cybersecurity matters, providing the leadership team with updates on enterprise risks, cybersecurity incidents, the status of ongoing initiatives, key metrics, and additional cybersecurity topics. Our information technology team, led by the Director of Information Technology, meets regularly to discuss the progress of ongoing program initiatives, cybersecurity priorities, identified risks and metrics.

The Board of Directors exercises direct oversight of strategic risks to the Company. The Board has delegated the responsibility for cybersecurity oversight to the Audit Committee. The Audit Committee’s responsibilities include reviewing and discussing with management the strategies, process and controls pertaining to the management of information technology operations, including cybersecurity risks and information security. The Director of Information Technology reports to the Audit Committee annually and more frequently, as needed, on cybersecurity matters, including the cybersecurity threat landscape, key metrics demonstrating the overall management of our cybersecurity risk and risk management program, related key initiatives, enterprise program framework alignment, annual risk mitigation strategy, and review of cybersecurity incidents. Our Board is committed to maintaining a well-informed and cybersecurity-aware posture, regularly engaging through regular and requested updates on our strategy and evolving threat landscape.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Cicero, Illinois, a suburb located west of Chicago, Illinois. In addition, the Subsidiaries own or lease operating facilities, which are presented by operating segment as follows (information below is as of December 31, 2023).

		Owned /	Approximate
Operating Segment and Facility Type	Location	Leased	Square Footage
Heavy Fabrications (1)
Tower Manufacturing	Manitowoc, WI	Leased	194,000
Tower Manufacturing	Abilene, TX	Owned	175,000
Industrial Fabrications Manufacturing	Manitowoc, WI	Leased	84,000
Gearing and Corporate
Gearing System Manufacturing—Machining and Corporate Administration	Cicero, IL	Leased	301,000
Gearing System Manufacturing—Heat Treatment and Gearbox Repair	Neville Island, PA	Owned	52,000
Industrial Solutions
Industrial Solutions Manufacturing	Sanford, NC	Leased	105,000

(1)	The Heavy Fabrications segment listing does not include the tower storage yards of 40 acres in Manitowoc, WI and 25 acres in Abilene, TX.

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

	Common Stock
	High	Low
2023
First quarter	$5.92	$1.77
Second quarter	5.20	3.35
Third quarter	4.59	3.10
Fourth quarter	3.46	2.05

	Common Stock
	High	Low
2022
First quarter	$2.36	$1.58
Second quarter	2.17	1.52
Third quarter	3.59	1.47
Fourth quarter	2.83	1.57

The closing price for our common stock as of February 29, 2024 was $2.48. As of February 29, 2024, there were 50 holders of record of our common stock.

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

Repurchases

There were no repurchases of our equity securities made during the years ended December 31, 2023 and 2022.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities for the years ended December 31, 2023 or 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for information as of December 31, 2023 with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

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

(Dollar amounts are presented in thousands, except per share data and unless otherwise stated)

We booked $101,060 in net new orders in 2023, down from $368,027 in 2022. Heavy Fabrications orders decreased by 83% from the prior year primarily due to the timing of tower orders as a major wind tower customer secured relatively longer-term capacity during the fourth quarter of 2022 instead of ordering in more regular intervals consistent with how orders are typically placed. Partially offsetting this decrease in wind tower orders was a 14% increase in industrial fabrication product line orders primarily due to improved demand for our Pressure Reducing Systems (“PRS”) units. Gearing segment orders decreased 54% from the prior year primarily due to reduced demand from O&G and mining customers. Industrial Solutions segment orders increased by 26% in 2023 from the prior year primarily due to an increase in orders associated with new gas turbine and aftermarket projects.

We recognized revenue of $203,477 in 2023, up 15% from revenue of $176,759 in 2022. Heavy Fabrications segment revenues increased by 14% primarily due to a 18% increase in wind tower revenue as a result of a 30 section increase in tower sections sold, less customer supplied materials in the current year and increased steel content, which is generally a pass-through to customers. Additionally, industrial fabrication product line revenues increased primarily due to higher shipments of our PRS units in the current year. Gearing segment revenue increased 7% relative to 2022 primarily due to higher shipments for industrial and steel customers, partially offset by a decrease in revenue from mining and O&G customers. Industrial Solutions segment revenue increased 41% from the prior year primarily due to increased demand for new and aftermarket gas turbine content, and increased revenue from international customers.

We reported net income of $7,649, or $0.36 per share in 2023, compared to a net loss of $9,730 or $0.48 per share in 2022 primarily due to higher sales and $14,493 of gross AMP credits (discussed below) recognized in the current year.

In January 2023, we announced that we had entered into a supply agreement for wind tower purchases valued at approximately $175 million with a leading global wind turbine manufacturer.  Under the terms of the supply agreement, order fulfillment is to occur beginning in 2023 through year-end 2024. In early November 2023, the parties discussed their joint intent to shift approximately half of the contracted tower section orders initially planned for 2024 into 2025, while maintaining the total number of tower sections stipulated under the supply agreement.

During 2023, we recognized gross AMP credits totaling $14,493, within the Heavy Fabrications segment. These AMP credits were introduced as part of the IRA, which was enacted on August 16, 2022. The IRA includes advanced manufacturing tax credits for manufacturers of eligible components, including wind and solar components. Manufacturers of wind components qualify for the AMP credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit applies to each component produced and sold in the U.S. beginning in 2023 through 2032. Wind towers within the Company’s Heavy Fabrications segment are eligible for credits of $0.03 per watt for each wind tower produced. In calculating the eligible credit, we relied on the megawatt rating provided by the customer. Manufacturers who qualify for the AMP credits can apply to the Internal Revenue Service for cash refunds of the AMP credits or sell the AMP credits to third parties for cash, or apply the AMP credits against taxable income. We recognized the AMP credits as a reduction to cost of sales in our consolidated statements of operations for the year ended December 31, 2023. The assets related to the AMP credits are recognized as current assets in the “AMP credit receivable” line item in our consolidated balance sheet as of December 31, 2023.

On December 21, 2023, we entered into an agreement to sell 2023 and 2024 AMP credits to a third party. At that time, we sold a portion of the gross 2023 credits in the amount of $6,952 and recognized a 6.5% discount on the sale in the amount of $452 which was recognized in cost of sales. In addition, we wrote down the remaining receivable of $7,541 to net realizable value and recorded the expected loss on sale of $490 in cost of sales. The remaining 2023 AMP credit receivable was collected during the first quarter of 2024. We also incurred other miscellaneous administrative costs related to selling the credits in the amount of $254, $197 of which has been recorded as cost of sales, with the remaining capitalized and included in the “Prepaid expenses and other current assets” line item of our consolidated financial statements at December 31, 2023.

We use our credit facility to fund working capital requirements and believe that our credit facility, together with the operating cash generated by our businesses, and any potential proceeds from access to the public or private debt or equity markets, are sufficient to meet all cash obligations over the next twelve months. On December 31, 2023, we had $4,657 outstanding under our senior secured revolving credit facility, $6,135 outstanding under our senior secured term loan, $1,099 of cash on hand, with the ability to borrow an additional $21,714. For a further discussion of our capital resources and liquidity, including a description of recent amendments and waivers under our credit facility, please see the discussion under “Liquidity, Financial Position and Capital Resources” in this Annual Report on Form 10-K.

KEY METRICS USED BY MANAGEMENT TO MEASURE PERFORMANCE

In addition to measures of financial performance presented in our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”), we use certain other financial measures to analyze our performance. These non-GAAP financial measures primarily consist of adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, share-based compensation, and other stock payments, restructuring costs, impairment charges, proxy contest-related expenses, and other non-cash gains and losses) and free cash flow which help us evaluate growth trends, establish budgets, assess operational efficiencies, oversee our overall liquidity, and evaluate our overall financial performance.

Key Financial Measures

	Year Ended
	December 31,
	2023	2022
Net revenues	$203,477	$176,759
Net income (loss)	$7,649	$(9,730)
Adjusted EBITDA (1)	$21,474	$2,444
Capital expenditures	$6,405	$3,098
Free cash flow (2)	$(3,843)	$17,506
Operating working capital (3)	$19,408	$475
Total debt	$12,153	$8,311
Total orders	$101,060	$368,027
Backlog at end of period (4)	$183,088	$297,200
Book-to-bill (5)	0.5	2.1

(1)

We provide non-GAAP adjusted EBITDA as supplemental information regarding our business performance. Our management uses adjusted EBITDA when they internally evaluate the performance of our business, review financial trends and make operating and strategic decisions. We believe that this non-GAAP financial measure is useful to investors because it provides a better understanding of our past financial performance and future results, and it allows investors to evaluate our performance using the same methodology and information as used by our management. Our definition of adjusted EBITDA may be different from similar non-GAAP financial measures used by other companies and/or analysts.

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

(4)

Our backlog at December 31, 2023 and 2022 is net of revenue recognized over time. Backlog as of December 31, 2023 has been adjusted to reflect updated assumptions related to raw material pricing (which is a customer passthrough) and other variables.

(5)	We define book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Year Ended
	December 31,
	2023	2022
Net income (loss) from continuing operations	$7,649	$(9,730)
Interest expense	3,201	3,218
Income tax provision	241	35
Depreciation and amortization	6,383	6,060
Share-based compensation and other stock payments	2,220	2,861
Proxy contest-related expenses	1,780	—
Adjusted EBITDA	21,474	2,444
Changes in operating working capital	(18,933)	18,160
Capital expenditures	(6,405)	(3,098)
Proceeds from disposal of property and equipment	21	—
Free Cash Flow	$(3,843)	$17,506

RESULTS OF OPERATIONS

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.

	Year Ended December 31,				2023 vs. 2022
		% of Total		% of Total
	2023	Revenue	2022	Revenue	$ Change	% Change
Revenues	$203,477	100.0%	$176,759	100.0%	$26,718	15.1%
Cost of sales	170,969	84.0%	166,049	93.9%	4,920	3.0%
Gross profit	32,508	16.0%	10,710	6.1%	21,798	203.5%
Operating expenses
Selling, general and administrative expenses	20,705	10.2%	16,592	9.4%	4,113	24.8%
Intangible amortization	664	0.3%	725	0.4%	(61)	(8.4)%
Total operating expenses	21,369	10.5%	17,317	9.8%	4,052	23.4%
Operating income (loss)	11,139	5.5%	(6,607)	(3.7)%	17,746	268.6%
Other expense, net
Interest expense, net	(3,201)	(1.6)%	(3,218)	(1.8)%	17	0.5%
Other, net	(48)	(0.0)%	130	0.1%	(178)	(136.9)%
Total other expense, net	(3,249)	(1.6)%	(3,088)	(1.7)%	(161)	(5.2)%
Net income (loss) before provision for income taxes	7,890	3.9%	(9,695)	(5.5)%	17,585	181.4%
Provision for income taxes	241	0.1%	35	0.0%	206	588.6%
Net income (loss)	$7,649	3.8%	$(9,730)	(5.5)%	$17,379	178.6%

Consolidated

Revenues increased by $26,718 during the year ended December 31, 2023 primarily due to a 14% increase in Heavy Fabrications segment revenues. Wind tower revenue increased 18% from the prior year primarily as a result of a 30 section increase in tower sections sold, less customer supplied materials in the current year and increased steel content, which is generally a pass-through to customers. Additionally, industrial fabrication product line revenues increased primarily due to higher shipments of our PRS units in the current year. Gearing segment revenue increased 7% relative to 2022 primarily due to higher shipments for industrial and steel customers, partially offset by a decrease in revenue from mining and O&G customers. Industrial Solutions segment revenue increased 41% from the prior year primarily due to increased demand for new and aftermarket gas turbine content, in addition to increased revenue recognized from international customers.

Gross profit improved by $21,798 during the year ended December 31, 2023 primarily due to the higher sales volumes within all segments and $14,493 recognized from the AMP credits. As a result, our gross margin increased from 6.1% for the year ended December 31, 2022, to 16.0% for the year ended December 31, 2023.

Operating expenses as a percentage of sales increased to 10.5% in 2023 from 9.8% in 2022 primarily due to proxy-contest related expenses, higher medical costs, and increased incentive compensation.

Net income increased from a net loss of $9,730 for the year ended December 31, 2022 to net income of $7,649 for the year ended December 31, 2023.The increase in net income was primarily due to the factors described above.

Heavy Fabrications Segment

The following table summarizes the Heavy Fabrications segment operating results for the twelve months ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Orders	$50,594	$294,097
Tower sections sold	600	570
Revenues	133,368	117,206
Operating income (loss)	15,006	(1,044)
Operating margin	11.3%	(0.9)%

Heavy Fabrications orders decreased by 83% versus the prior year primarily due to the timing of tower orders as a major wind tower customer secured relatively longer-term capacity during the fourth quarter of 2022 instead of ordering in more regular intervals consistent with how orders are typically placed. Partially offsetting this decrease in wind tower orders was a 14% increase in industrial fabrication product line orders primarily due to improved demand for our PRS units. Segment revenues increased by 14% primarily due to a 18% increase in wind tower revenue primarily as a result of a 30 section increase in tower sections sold, less customer supplied materials in the current year and increased steel content, which is generally a pass-through to customers. Additionally, industrial fabrication product line revenues increased primarily due to higher shipments of our PRS units in the current year.

Heavy Fabrications segment operating results improved by $16,050 as compared to the prior year. The improvement in operating performance was primarily a result of reduced wind tower costs as a result of the AMP credits recognized of $14,493 in the current year. Operating profit margin was 11.3% during the year ended December 31, 2023 compared to (0.9%) during the year ended December 31, 2022.

Gearing Segment

The following table summarizes the Gearing segment operating results for the twelve months ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Orders	$24,814	$53,597
Revenues	45,408	42,588
Operating income	1,846	43
Operating margin	4.1%	0.1%

Gearing segment orders for the year ended December 31, 2023 decreased 54% compared to the year ended December 31, 2022 primarily due to reduced demand from O&G and mining customers. Revenues increased 7% during the year ended December 31, 2023 from the prior year primarily due to higher shipments of industrial and steel customers, partially offset by a decrease in revenue from mining and O&G customers.

The Gearing segment's operating income improved by $1,803 during the year ended December 31, 2023 from the year ended December 31, 2022 primarily due to higher sales, improved operational efficiencies, a more profitable product mix sold, and the absence of ramp-up costs incurred in the prior year. Operating margin was 4.1% for the year ended December 31, 2023 compared to 0.1% during the year ended December 31, 2022.

Industrial Solutions Segment

The following table summarizes the Industrial Solutions segment operating results for the twelve months ended December 31, 2023 and 2022.

	Year Ended
	December 31,
	2023	2022
Orders	$25,652	$20,333
Revenues	25,159	17,804
Operating income	3,160	120
Operating margin	12.6%	0.7%

Industrial Solutions segment orders increased by 26% for the year ended December 31, 2023 primarily due to an increase in orders associated with new gas turbine and aftermarket projects. Segment revenue increased 41% from the prior year primarily due to increased demand for new and aftermarket gas turbine content, in addition to revenue recognized from international customers. The improvement in operating income during the year ended December 31, 2023 was a result of higher sales and a more profitable mix of product sold. The operating margin improved from 0.7% during the year ended December 31, 2022, to 12.6% during the year ended December 31, 2023.

Corporate and Other

Corporate and Other expenses increased by $3,162 during the year ended December 31, 2023 primarily due to higher medical costs, increased incentive compensation, and increased professional fees associated with the contested proxy election.

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

In many instances within our Heavy Fabrications segment, wind towers as well as certain 2023 sales within our Gearing segment, are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition versus shipment, due to our customers’ preference to ship products in batches to support efficient construction of wind farms. We recognize revenue under these arrangements when there is a substantive reason for the arrangement (i.e., the buyer requests the arrangement), the ordered goods are segregated from inventory and not available to fill other orders, the goods are currently ready for physical transfer to the customer, and we do not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

During 2023 and 2022, we also recognized revenue over time, versus point in time, when products in the Heavy Fabrications segments had no alternative use to us and we had an enforceable right to payment, including profit, upon termination of the contract by the customer. Since the projects are labor intensive, we use labor hours as the input measure of progress for the contract. Contract assets are recorded when performance obligations are satisfied but we are not yet entitled to payment. We recognize contract assets associated with this revenue which represents our rights to consideration for work completed but not billed at the end of the period.

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

Long-Lived Assets

We review property and equipment and other long-lived assets (“long-lived assets”) for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Due to triggering events identified within our segments at various times in the past, we continue to evaluate the recoverability of certain of the long-lived assets. During the year ended December 31, 2023, we did not identify any triggering events within our segments and no impairment expense was recorded.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

On August 4, 2022, we entered into a credit agreement (as amended, the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), providing the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, as amended, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. As of December 31, 2023, cash totaled $1,099, a decrease of $11,633 from December 31, 2022. Debt and finance lease obligations at December 31, 2023 totaled $17,678, and we had the ability to borrow up to $21,714 under the 2022 Credit Facility.

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

On September 22, 2023, we filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 12, 2023 (the “Form S-3”) and which will expire on October 12, 2026, replacing a prior shelf registration statement which expired on October 12, 2023. This shelf registration statement, which includes a base prospectus, allows us to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in the prospectus supplement accompanying the base prospectus, we would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes.

On September 12, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agents shares of our common stock, par value $0.001 per share with an aggregate sales price of up to $12,000. We will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. During the year ended December 31, 2022, we issued 100,379 shares of our common stock under the Sales Agreement and the net proceeds (before upfront costs) to us from the sale of our common stock were approximately $323 after deducting commissions paid of approximately $9 and before deducting other expenses of $93. No shares of our common stock were issued under the Sales Agreement during the year ended December 31, 2023. As of December 31, 2023, shares of our common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

We anticipate that we will be able to satisfy the cash requirements associated with, among other things, working capital needs, capital expenditures and lease commitments through at least the next twelve months primarily through cash generated from operations, available cash balances, our Credit Facility, sales of shares under the Sales Agreement, additional equipment financing, and access to the public or private debt and/or equity markets, including the option to raise additional capital from the sale of our securities under the Form S-3, and proceeds from sales of AMP credits.

Other

We have outstanding notes payable for capital expenditures in the amount of $1,361 and $1,094 as of December 31, 2023 and 2022, respectively, with $163 and $88 included in the “Line of credit and current maturities of long-term debt” line item of our consolidated financial statements as of December 31, 2023 and 2022, respectively. The notes payable have monthly payments that range from $3 to $15 and an interest rate of 6%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates in September 2028.

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Total cash (used in) provided by :
Operating activities	$(6,946)	$16,643
Investing activities	(6,384)	(3,098)
Financing activities	1,697	(1,665)
Net (decrease) increase in cash	$(11,633)	$11,880

Operating Cash Flows

During the year ended December 31, 2023, net cash used in operating activities was $6,946 compared to net cash provided by operating activities of $16,643 for the year ended December 31, 2022. The decrease in net cash provided by operating activities was primarily attributable to the new AMP credit receivable and a decrease in customer deposits in 2023, versus an increase in the prior year. Partially offsetting this was a decrease in inventory during 2023 as compared to an increase in the prior year.

Investing Cash Flows

During the year ended December 31, 2023, net cash used in investing activities was $6,384 compared to net cash used in investing activities of $3,098 for the year ended December 31, 2022. The increase was primarily due to an increase in net purchases of property and equipment.

Financing Cash Flows

During the year ended December 31, 2023, net cash provided by financing activities totaled $1,697 compared to net cash used in financing activities of $1,665 for the year ended December 31, 2022. The increase was primarily due to increased net borrowings under the 2022 Credit Facility in the current year period.

Contractual Obligations

We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of December 31, 2023, we have (i) debt obligations related to our Credit Facility and other notes payable as described in Note 10, “Debt and Credit Agreements” of our consolidated financial statements (ii) cash payments for operating and finance lease obligations that are described in Note 11, “Leases” of our consolidated financial statements and (iii) purchase obligations made in the normal course of business. We expect to fund these cash requirements primarily through cash generated from operations, available cash balances, our 2022 Credit Facility, sales of shares under the Sales Agreement, additional equipment financing, proceeds from sales of AMP credits, and access to the public or private debt and/or equity markets, including the option to raise additional capital from the sale of our securities under a “shelf” registration statement on Form S-3.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal year reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2023.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of the description of our Code of Ethics and Business Conduct below, the information required by this item is incorporated herein by reference from the discussion under the headings “Directors and Director Compensation,” “Corporate Governance,” and “Executive Officers” in our definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”).

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding director and executive compensation is incorporated by reference from the discussion under the headings “Directors and Director Compensation,” “Executive Officers” and “Compensation Discussion and Analysis” in the 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference from the discussion under the heading “Security Ownership of Certain Beneficial Holders and Management” in the 2024 Proxy Statement.

The following table provides information as of December 31, 2023, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Number of securities
remaining available for
	Number of securities			future issuances under
	to be issued upon		Weighted‑average	equity compensation
	exercise of		exercise price of	plans (excluding
	outstanding options,		outstanding options,	securities reflected in
Plan Category	warrants, and rights		warrants, and rights	column (a))
Equity compensation plans approved by stockholders	687,206	(1)	$3.03	1,272,405
Total	687,206		$3.03	1,272,405

(1)	Includes outstanding restricted stock awards pursuant to the 2015 EIP. This plan has been approved by our stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the discussion under the headings “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the discussion under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2024 Proxy Statement.

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

ITEM 16. FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Broadwind, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Broadwind, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Advanced Manufacturing Production Tax Credits

As described in Note 7 of the financial statements, in 2023, the Company recognized gross Advanced Manufacturing Production tax credits (AMP Credits) totaling $14,493, within the Heavy Fabrications segment. These AMP Credits were introduced as part of the Inflation Reduction Act (IRA), which was enacted on August 16, 2022.  Eligible manufacturers of wind components qualify for the AMP Credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit applies to each component produced and sold in the U.S. beginning in 2023 through 2032. Wind towers within the Company’s Heavy Fabrications segment are eligible for credits of $0.03 per watt for each wind tower produced. In calculating the eligible credit, the Company relied on the megawatt rating provided by the customer. Manufacturers who qualify for the AMP Credits can apply to the Internal Revenue Service for cash refunds of the AMP Credits, sell the AMP Credits to third parties for cash, or apply the AMP Credits against taxable income. The Company recognized the AMP Credits as a reduction to cost of sales in the Company’s consolidated statement of operations for the year ended December 31, 2023. The assets related to the AMP credits are recognized as current assets in the “AMP credit receivable” line item in the Company’s consolidated balance sheet as of December 31, 2023.

On December 21, 2023, the Company entered into an agreement to sell 2023 and 2024 AMP Credits to a third party. At that time, the Company sold a portion of the gross 2023 credits in the amount of $6,952 and recognized a 6.5% discount on the sale in the amount of $452, which was recognized in cost of sales. In addition, the Company wrote down the remaining receivable of $7,541 to net realizable value and recorded the expected loss on sale of $490 in cost of sales. The remaining 2023 AMP credit receivable was collected during the first quarter of 2024. The Company also incurred other miscellaneous administrative costs related to selling the credits in the amount of $254, $197 of which has been recorded as cost of sales, with the remaining capitalized and included in the “Prepaid expenses and other current assets” line item of the Company's consolidated financial statements at December 31, 2023.

The evaluation of the initial accounting, and subsequent sale of the AMP Credits involves judgement as there is no direct authoritative guidance under accounting principles generally accepted in the United States of America (US GAAP).  Additionally, current IRS and Department of the Treasury regulations are in the proposed stages.

Changes in IRS and Department of the Treasury, or US GAAP guidance could have a significant impact on the accounting and presentation of AMP Credits in future periods.

We identified accounting for the AMP Credits as a critical audit matter because of the high degree of judgement and subjectivity involved in auditing management’s assertions related to the initial accounting for the AMP Credits, the subsequent sale of the AMP Credits, and the presentation and disclosure of the transactions related to the AMP Credits in the consolidated financial statements.

How the Critical Audit Matter Was Addressed in the Audit

The audit procedures performed related to the evaluation of Company management’s assertions regarding the initial accounting for the AMP Credits, the subsequent sale of the AMP Credits, and the presentation and disclosure the AMP Credits, included the following, among others:

●

Evaluated the reasonableness of management’s application of IRS and Department of the Treasury regulations and proposed regulations in determining the Company’s eligibility for the AMP Credits, and in calculating the AMP Credit’s impact on the consolidated financial statements, by consulting with tax specialists along with reviewing and applying the regulations in recalculating the value of the AMP Credits recognized.

●	We evaluated the reasonableness of management’s conclusions regarding the accounting for AMP Credits by reading and evaluating management’s documentation, including relevant accounting policies.

●	Evaluated the reasonableness of management’s conclusion that the AMP Credits are not taxable, by consulting with tax specialists.

●	Evaluated the completeness of the disclosures in the consolidated financial statements, by consulting with tax specialists.

/S/ RSM US LLP

We have served as the Company's auditor since 2016.

Chicago, Illinois

March 5, 2024

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash	$1,099	$12,732
Accounts receivable, net	19,231	17,018
AMP credit receivable	7,051	—
Contract assets	1,460	1,955
Inventories	37,405	44,262
Prepaid expenses and other current assets	3,500	3,291
Total current assets	69,746	79,258
LONG-TERM ASSETS:
Property and equipment, net	47,123	45,319
Operating lease right-of-use assets	15,593	16,396
Intangible assets, net	2,064	2,728
Other assets	630	839
TOTAL ASSETS	$135,156	$144,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and current maturities of long-term debt	$5,903	$1,170
Current portion of finance lease obligations	2,153	2,008
Current portion of operating lease obligations	1,851	1,882
Accounts payable	20,728	26,255
Accrued liabilities	6,477	4,313
Customer deposits	16,500	34,550
Total current liabilities	53,612	70,178
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	6,250	7,141
Long-term finance lease obligations, net of current portion	3,372	4,226
Long-term operating lease obligations, net of current portion	15,888	16,696
Other	15	26
Total long-term liabilities	25,525	28,089
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 21,840,301 and 21,127,130 shares issued as of December 31, 2023, and December 31, 2022, respectively	22	21
Treasury stock, at cost, 273,937 shares as of December 31, 2023 and December 31, 2022	(1,842)	(1,842)
Additional paid-in capital	399,336	397,240
Accumulated deficit	(341,497)	(349,146)
Total stockholders’ equity	56,019	46,273
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$135,156	$144,540

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2023	2022
Revenues	$203,477	$176,759
Cost of sales	170,969	166,049
Gross profit	32,508	10,710
OPERATING EXPENSES:
Selling, general and administrative	20,705	16,592
Intangible amortization	664	725
Total operating expenses	21,369	17,317
Operating income (loss)	11,139	(6,607)
OTHER EXPENSE, net:
Interest expense, net	(3,201)	(3,218)
Other, net	(48)	130
Total other expense, net	(3,249)	(3,088)
Net income (loss) before provision for income taxes	7,890	(9,695)
Provision for income taxes	241	35
NET INCOME (LOSS)	7,649	(9,730)
NET INCOME (LOSS) PER COMMON SHARE—BASIC:
Net income (loss)	$0.36	$(0.48)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	21,189	20,299
NET INCOME (LOSS) PER COMMON SHARE—DILUTED:
Net income (loss)	$0.36	$(0.48)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	21,491	20,299

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Issued		Issued	Additional	Accumulated
	Issued	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
BALANCE, December 31, 2021	19,859,650	$20	(273,937)	$(1,842)	$395,372	$(339,416)	$54,134
Stock issued for restricted stock	818,956	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	629,213	—	—	—	1,244	—	1,244
Share-based compensation	—	—	—	—	944	—	944
Shares withheld for taxes in connection with issuance of restricted stock	(281,068)	—	—	—	(549)	—	(549)
Sale of common stock, net	100,379	1	—	—	229	—	230
Net loss	—	—	—	—	—	(9,730)	(9,730)
BALANCE, December 31, 2022	21,127,130	$21	(273,937)	$(1,842)	$397,240	$(349,146)	$46,273
Stock issued for restricted stock	493,327	1	—	—	618	—	619
Stock issued under defined contribution 401(k) retirement savings plan	380,247	—	—	—	1,336	—	1,336
Share-based compensation	—	—	—	—	877	—	877
Shares withheld for taxes in connection with issuance of restricted stock	(160,403)	—	—	—	(735)	—	(735)
Net income	—	—	—	—	—	7,649	7,649
BALANCE, December 31, 2023	21,840,301	$22	(273,937)	$(1,842)	$399,336	$(341,497)	$56,019

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,649	$(9,730)
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation and amortization expense	6,383	6,060
Deferred income taxes	(10)	(13)
Change in fair value of interest rate swap agreements	—	(27)
Stock-based compensation	877	944
Allowance for doubtful accounts	82	(30)
Common stock issued under defined contribution 401(k) plan	1,336	1,244
Loss on disposal of assets	42	3
Changes in operating assets and liabilities:
Accounts receivable	(2,295)	(3,186)
AMP credit receivable	(7,051)	—
Employee retention credit receivable	—	497
Contract assets	495	(820)
Inventories	6,857	(10,885)
Prepaid expenses and other current assets	(210)	(629)
Accounts payable	(6,008)	9,926
Accrued liabilities	2,782	686
Customer deposits	(18,050)	22,468
Other non-current assets and liabilities	175	135
Net cash (used in) provided by operating activities	(6,946)	16,643
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,405)	(3,098)
Proceeds from disposals of property and equipment	21	—
Net cash used in investing activities	(6,384)	(3,098)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) line of credit, net	4,705	(6,368)
Payments for deferred financing costs	(48)	(452)
Proceeds from long-term debt	1,056	8,113
Payments on long-term debt	(1,872)	(863)
Principal payments on finance leases	(1,409)	(1,776)
Shares withheld for taxes in connection with issuance of restricted stock	(735)	(549)
Proceeds from sale of common stock, net	—	230
Net cash provided by (used in) financing activities	1,697	(1,665)
NET (DECREASE) INCREASE IN CASH	(11,633)	11,880
CASH beginning of the period	12,732	852
CASH end of the period	$1,099	$12,732
Supplemental cash flow information:
Interest paid	$2,073	$1,638
Income taxes paid	$17	$23
Non-cash investing and financing activities:
Equipment additions via finance lease	$719	$3,882
Non-cash purchases of property and equipment	$482	$134
Settlement of incentive compensation liability with stock	$619	—

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

Heavy Fabrications

The Company provides large, complex and precision fabrications to customers in a broad range of industrial markets. The Company’s most significant presence is within the U.S. wind energy industry, although it has diversified into other industrial markets in order to improve capacity utilization, reduce customer concentrations, and reduce exposure to uncertainty related to governmental policies currently impacting the U.S. wind energy industry. Within the U.S. wind energy industry, the Company provides steel towers and adapters primarily to wind turbine manufacturers. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 550 towers (1650 tower sections), sufficient to support turbines generating more than 1,100 MW of power. The Company has expanded its production capabilities and leveraged manufacturing competencies, including welding, lifting capacity and stringent quality practices, into aftermarket and original equipment manufacturer (“OEM”) components utilized in surface and underground mining, construction, material handling, O&G and other infrastructure markets. The Company has designed and manufactures a mobile, modular pressure reducing system for the compressed natural gas virtual pipeline market. The Company manufactures components for buckets, shovels, car bodies, drill masts and other products that support mining and construction markets. In other industrial markets, the Company provides crane components, pressure vessels, frames and other structures.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

(in thousands, except share and per share data)

Gearing

The Company provides gearing, gearboxes and precision machined components to a broad set of customers in diverse markets including; surface and underground mining, wind energy, steel, material handling, infrastructure, onshore and offshore O&G fracking and drilling, marine, and other industrial markets. The Company has manufactured loose gearing, gearboxes and systems, and provided heat treat services for aftermarket and OEM applications for a century. The Company uses an integrated manufacturing process, which includes machining and finishing processes in addition to gearbox repair in Cicero, Illinois, and heat treatment and gearbox repair in Neville Island, Pennsylvania.

Industrial Solutions

The Company provides supply chain solutions, light fabrication, inventory management, kitting and assembly services, primarily serving the combined cycle natural gas turbine market. The Company has recently expanded into the U.S. wind power generation market, by providing tower internals kitting solutions for on-site installations, as OEMs domesticate their supply chain due to lead time and reliability issues. The Company leverages a global supply chain to provide instrumentation & controls, valve assemblies, sensor devices, fuel system components, electrical junction boxes & wiring, energy storage services and electromechanical devices. The Company also provides packaging solutions and fabricates panels and sub-assemblies to reduce customers’ costs, improve manufacturing velocity and reliability.

Liquidity

The Company meets its short term liquidity needs through cash generated from operations, its available cash balances, through its 2022 Credit Facility (as defined and further discussed in Note 10 “Debt and Credit Agreements” of these consolidated financial statements), equipment financing, access to the public and private debt and/or equity markets, and has the option to raise capital under the Company’s registration statement on Form S-3 (as discussed below), and proceeds from sales of Advanced Manufacturing Production tax credits (“AMP credits”) (discussed in Note 7 “AMP Credits” of these consolidated financial statements). The Company uses the 2022 Credit Facility to fund working capital requirements. Under the 2022 Credit Facility, borrowings are continuous and all cash receipts are usually applied to the outstanding borrowed balance. As of December 31, 2023, cash totaled $1,099, a decrease of $11,633 from December 31, 2022. The Company had the ability to borrow up to $21,714 under the 2022 Credit Facility as of December 31, 2023.

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

During the years ended December 31, 2023 and December 31, 2022, the Company sold account receivables totaling $40,343 and $93,245, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $858 and $1,431, respectively.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

(in thousands, except share and per share data)

Debt and finance lease obligations at December 31, 2023 totaled $17,678, which includes current outstanding debt and finance lease obligations totaling $8,056. The Company's outstanding debt includes $6,135 outstanding from the senior secured term loan under the 2022 Credit Facility. The Company had $4,657 drawn on the senior secured revolving credit facility as of December 31, 2023.

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

On September 12, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $12,000. The Company will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. During the year ended December 31, 2022, the Company issued 100,379 shares of the Company’s common stock under the Sales Agreement and the net proceeds (before upfront costs) to the Company from the sale of the Company’s common stock were approximately $323 after deducting commissions paid of approximately $9 and before deducting other expenses of $93. No shares of the Company’s common stock were issued under the Sales Agreement during the year ended December 31, 2023. As of December 31, 2023, shares of the Company’s common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

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

The Company anticipates that current cash resources, amounts available under the 2022 Credit Facility, sales of shares under the Sales Agreement, cash to be generated from operations and equipment financing, any potential proceeds from the sale of further Company securities under the Form S-3, and proceeds from sales of AMP credits will be adequate to meet the Company’s liquidity needs for at least the next twelve months.

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

December 31, 2023 and 2022

(in thousands, except share and per share data)

Cash

As of December 31, 2023 and December 31, 2022, cash totaled $1,099 and $12,732, respectively. For the years ended December 31, 2023 and 2022, interest income was $8 and $0, respectively.

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

For substantially all tower sales within the Company’s Heavy Fabrications segment, as well as certain 2023 sales within our Gearing segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition versus shipment. The Company recognizes revenue under these arrangements only when there is a substantive reason for the agreement, the ordered goods are identified separately as belonging to the customer and not available to fill other orders, the goods are currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

During 2023 and 2022, the Company also recognized revenue over time, versus point in time, when products in the Heavy Fabrications segments had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contract by the customer. Since the projects are labor intensive, the Company uses labor hours as the input measure of progress for the contract. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. The Company recognizes contract assets associated with this revenue which represents its rights to consideration for work completed but not billed at the end of the period.

Cost of Sales

Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include operation, repair and maintenance of equipment, materials, direct and indirect labor and benefit costs, rent and utilities, maintenance, insurance, equipment rentals, freight, and depreciation. AMP credits and related discounts and administrative fees are also recognized in cost of sales. See “AMP Credits” discussion below in this “Summary of Significant Accounting Policies” for further details.

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

December 31, 2023 and 2022

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

Historically, the Company’s A/R is highly concentrated with a select number of customers. During the year ended December 31, 2023, the Company’s five largest customers accounted for 65% of its consolidated revenues and 27% of outstanding A/R balances, compared to the year ended December 31, 2022 when the Company’s five largest customers accounted for 69% of its consolidated revenues and 43% of its outstanding A/R balances.

Allowance for Doubtful Accounts

 Beginning January 1, 2023, the Company assessed and recorded an allowance for credit losses using the current expected credit loss (“CECL”) model. The adjustment for credit losses to management’s current estimate is recorded in net income as credit loss expense. All credit losses were on trade receivables and/or contract assets arising from the Company’s contracts with customers.

The Company selected a loss-rate method for the CECL model based on the relationship between historical write-offs of receivables and the underlying sales by major customers. Utilizing this model, a historical loss-rate is applied against the amortized cost of applicable assets, at the time the asset is established. The loss rate reflects the Company’s current estimate of the risk of loss (even when that risk is remote) over the expected remaining contractual life of the assets. The Company’s policy is to deduct write-offs from the allowance for credit losses account in the period in which the financial assets are deemed uncollectible. The adjustment for credit losses using this CECL model on accounts receivable and contract assets during the year ended December 31, 2023 was not material.

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

AMP Credits

The Company accounts for government assistance that is not subject to the scope of ASC 740 using a grant accounting model, by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, and recognizes such grants when it has reasonable assurance that it will comply with the grant’s conditions and that the grant will be received. Income-based grants are initially recognized as “AMP credit receivable” and as a reduction to cost of sales. The Company recognizes grants expected to be received directly from a government entity at their stated value. When the Company expects to transfer grants to a third party, it recognizes the grants at, or adjusts their carrying value to, the amount expected to be received from the transaction. Proceeds received from income-based grants are presented as cash inflows from operating activities.

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

December 31, 2023 and 2022

(in thousands, except share and per share data)

Long-Lived Assets

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is recognized using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes, and generally using an accelerated method for income tax reporting purposes. Depreciation expense related to property and equipment for the years ended December 31, 2023 and 2022 was $5,719 and $5,335, respectively. Expenditures for additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the useful lives of the respective assets are expensed as incurred.  Property or equipment sold or disposed of is removed from the respective property accounts, with any corresponding gains and losses recorded within the operating results of the Company’s consolidated statement of operations.

The Company reviews property and equipment and other long-lived assets (“long-lived assets”) for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Asset recoverability is first measured by comparing the assets’ carrying amounts to their expected future undiscounted net cash flows to determine if the assets are impaired.

In evaluating the recoverability of long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If the Company’s fair value estimates or related assumptions change in the future, the Company may be required to record impairment charges related to property and equipment and other long-lived assets. If such assets are considered to be impaired, the impairment recognized is measured based on the amount by which the carrying amount of the assets exceeds the fair value. See Note 8, “Long-Lived Assets” of these consolidated financial statements for further discussion of long-lived assets.

Leases

The Company leases various property and equipment under operating lease arrangements. The Company recognizes operating lease assets and liabilities on the balance sheet. Rent expense for these types of leases is recognized on a straight-line basis over the lease term. In addition, the Company has entered into finance lease arrangements to finance property and equipment and assumed finance lease obligations in connection with certain acquisitions. The cost basis and accumulated amortization of assets recorded under finance leases are included in property and equipment, while the liabilities are included in finance lease obligations.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

(in thousands, except share and per share data)

Warranty Liability

The Company provides warranty terms that generally range from one to five years for various products and services relating to workmanship and materials supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable the Company to pursue recovery from third parties for amounts paid to customers under warranty provisions. Warranty liability is recorded in accrued liabilities within the consolidated balance sheet. The Company estimates the warranty accrual based on various factors, including historical warranty costs, current trends, product mix and sales. The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2023 and 2022 were as follows:

	As of December 31,
	2023	2022
Balance, beginning of period	$149	$125
Increase of warranty reserve	206	23
Warranty claims	(19)	—
Other adjustments	(14)	1
Balance, end of period	$322	$149

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

December 31, 2023 and 2022

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

Share-Based Compensation

The Company grants incentive stock options, restricted stock units (“RSUs”) and/or performance awards (“PSUs”) to certain officers, directors, and employees. The Company accounts for share-based compensation related to these awards based on the estimated fair value of the equity award and recognizes expense ratably over the required vesting term of the award. The expense associated with PSUs is also based on the probability of achieving embedded targets. Awards that are based on a fixed number of shares are treated as equity while awards that are based on a fixed amount of dollars are treated as liabilities. See Note 15 “Share-Based Compensation” of these consolidated financial statements for further discussion of the Company’s share-based compensation plans, the nature of share-based awards issued and the Company’s accounting for share-based compensation.

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

The following table presents the Company’s revenues disaggregated by revenue source for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Heavy Fabrications	$133,368	$117,206
Gearing	45,408	42,588
Industrial Solutions	25,159	17,804
Eliminations	(458)	(839)
Consolidated	$203,477	$176,759

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

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

(in thousands, except share and per share data)

For substantially all tower sales within the Company’s Heavy Fabrications segment as well as certain 2023 sales within our Gearing segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition versus shipment. The Company recognizes revenue under these arrangements only when there is a substantive reason for the arrangement, the ordered goods are identified separately as belonging to the customer and not available to fill other orders, the goods are currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance. During the year ended December 31, 2023, the Company recognized $5,370 of revenue within the Gearing segment under terms included in bill and hold sales arrangements.

During the years ended December 31, 2023 and 2022, the Company recognized a portion of revenue within the Heavy Fabrications segments over time, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Since the projects are labor intensive, the Company uses labor hours as the input measure of progress for the applicable contracts. Within the Heavy Fabrications segment, the Company recognized revenue for contracts that meet over time criteria of $11,033 and $15,117 for the years ended December 31, 2023 and 2022, respectively. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. Contract assets represent the Company’s rights to consideration for work completed but not billed at the end of the period.

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

3. EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2023 and 2022 as follows:

	For the Years Ended December 31,
	2023	2022
Basic earnings per share calculation:
Net income (loss)	$7,649	$(9,730)
Weighted average number of common shares outstanding	21,188,669	20,298,641
Basic net income (loss) per share	$0.36	$(0.48)
Diluted earnings per share calculation:
Net income (loss)	$7,649	$(9,730)
Weighted average number of common shares outstanding	21,188,669	20,298,641
Common stock equivalents:
Non-vested stock awards (1)	302,601	—
Weighted average number of common shares outstanding	21,491,270	20,298,641
Diluted net income (loss) per share	$0.36	$(0.48)

(1)   Restricted stock units granted and outstanding of 822,737 are excluded from the computation of diluted earnings for the year ended December 31, 2022 due to the anti-dilutive effect as a result of the Company’s net loss for that period.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

(in thousands, except share and per share data)

4. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. Although some of the accounting standards issued or effective in the current fiscal year may be applicable to it, the Company believes that none of the new standards have a significant impact on its consolidated financial statements.

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326),” which replaces the current incurred loss impairment methodology for most financial assets with the CECL methodology. The series of new guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables and contract assets. The guidance should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company implemented CECL during the year ended December 31, 2023. The impact on the Company's financial statements was not material. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” of these consolidated financial statements for a further discussion of CECL.

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires additional disclosure of significant segment expenses on an annual and interim basis. This guidance will be applied retrospectively and will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the accounts receivable allowance from operations for the years ended December 31, 2023 and 2022 consists of the following:

	For the Year Ended December 31,
	2023	2022
Balance at beginning of period	$17	$47
Bad debt expense	127	—
Write-offs	(47)	—
Other adjustments	2	(30)
Balance at end of period	$99	$17

6. INVENTORIES

The components of inventories as of December 31, 2023 and 2022 are summarized as follows:

	As of December 31,
	2023	2022
Raw materials	$24,651	$27,644
Work-in-process	10,390	13,843
Finished goods	4,595	4,916
	39,636	46,403
Less: Reserve	(2,231)	(2,141)
Net inventories	$37,405	$44,262

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

(in thousands, except share and per share data)

7. AMP CREDITS

During 2023, the Company recognized gross AMP credits totaling $14,493, within the Heavy Fabrications segment. These AMP credits were introduced as part of the IRA, which was enacted on August 16, 2022. The IRA includes advanced manufacturing tax credits for manufacturers of eligible components, including wind and solar components. Manufacturers of wind components qualify for the AMP credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit applies to each component produced and sold in the U.S. beginning in 2023 through 2032. Wind towers within the Company’s Heavy Fabrications segment are eligible for credits of $0.03 per watt for each wind tower produced. In calculating the eligible credit, the Company relied on the megawatt rating provided by the customer. Manufacturers who qualify for the AMP credits can apply to the Internal Revenue Service for cash refunds of the AMP credits or sell the AMP credits to third parties for cash, or apply the AMP credits against taxable income. The Company recognized the AMP credits as a reduction to cost of sales in the Company’s consolidated statements of operations for the year ended December 31, 2023. The assets related to the AMP credits are recognized as current assets in the “AMP credit receivable” line item in the Company's consolidated balance sheet as of December 31, 2023.

On December 21, 2023, the Company entered into an agreement to sell 2023 and 2024 AMP credits to a third party. At that time, the Company sold a portion of the gross 2023 credits in the amount of $6,952 and recognized a 6.5% discount on the sale in the amount of $452 which was recognized in cost of sales. In addition, the Company wrote down the remaining receivable of $7,541 to net realizable value and recorded the expected loss on sale of $490 in cost of sales. The remaining 2023 AMP credit receivable was collected during the first quarter of 2024. The Company also incurred other miscellaneous administrative costs related to selling the credits in the amount of $254, $197 of which has been recorded as cost of sales, with the remaining capitalized and included in the “Prepaid expenses and other current assets” line item of the Company's consolidated financial statements at December 31, 2023.

8. LONG-LIVED ASSETS

The cost basis and estimated lives of property and equipment as of December 31, 2023 and 2022 are as follows:

	As of December 31,
	2023	2022	Life (in years)
Land	$1,423	$1,423
Buildings	22,111	20,792	39
Machinery and equipment	125,107	120,893	2 - 10
Office furniture and equipment	5,962	5,705	3 - 7
Leasehold improvements	9,068	9,040	Shorter of asset life or life of lease
Construction in progress	3,526	2,360
	167,197	160,213
Less accumulated depreciation and amortization	(120,074)	(114,894)
Total property and equipment	$47,123	$45,319

As of December 31, 2023, the Company had commitments of $1,523 related to the completion of projects within construction in progress.

During the year ended December 31, 2023, the Company did not identify any impairment triggering events within its segments. As a result, no impairment charges were recorded for the year ended December 31, 2023.

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

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

(in thousands, except share and per share data)

As of December 31, 2023 and 2022, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	December 31, 2023					December 31, 2022
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Noncompete agreements	$170	$(170)	$—	$—	—	$170	$(167)	$—	$3	0.1
Customer relationships	15,979	(7,842)	(7,592)	545	2.1	15,979	(7,581)	(7,592)	806	3.1
Trade names	9,099	(7,580)	—	1,519	3.8	9,099	(7,180)	—	1,919	4.8
Intangible assets	$25,248	$(15,592)	$(7,592)	$2,064	3.3	$25,248	$(14,928)	$(7,592)	$2,728	4.3

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships. Estimated useful lives for intangibles assets range from 6 to 20 years. Intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 2 to 4 years. Amortization expense was $664 and $725 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, estimated future amortization expense is as follows:

2024	$661
2025	661
2026	422
2027	320
Total	$2,064

9. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
Accrued payroll and benefits	$5,051	$3,110
Accrued property taxes	—	17
Income taxes payable	254	26
Accrued professional fees	140	118
Accrued warranty liability	322	149
Self-insured workers compensation reserve	21	30
Long term incentive plan accrual	—	619
Accrued sales tax	310	5
Accrued other	379	239
Total accrued liabilities	$6,477	$4,313

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

(in thousands, except share and per share data)

10. DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Line of credit	$4,657	$—
Other notes payable	1,361	1,094
Long-term debt	6,135	7,217
Total debt	12,153	8,311
Less: current maturities	(5,903)	(1,170)
Long-term debt, net of current maturities	$6,250	$7,141

As of December 31, 2023, future annual principal payments on the Company’s outstanding debt obligations were as follows:

2024	$5,903
2025	1,756
2026	1,267
2027	1,279
2028	1,198
2029 and thereafter	750
Total	$12,153

Credit Facilities

On August 4, 2022, the Company entered into a credit agreement (as amended, the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), which replaced its prior credit facility and provided the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, as amended, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. Deferred financing costs related to the 2022 Credit Facility were $359 primarily related to the revolving credit loan, which is net of accumulated amortization of $141, at  December 31, 2023. Deferred financing costs related to the 2022 Credit Facility were $414 which is net of accumulated amortization of $38, at December 31, 2022. These costs are included in the “Other assets” line item of the Company's consolidated financial statements at December 31, 2023 and December 31, 2022.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

(in thousands, except share and per share data)

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

The 2022 Credit Agreement contains customary covenants limiting the Company’s and its subsidiaries’ ability to, among other things, incur liens, make investments, incur indebtedness, merge or consolidate with others or dispose of assets, change the nature of its business, and enter into transactions with affiliates. The initial term of the revolving credit facility matures August 4, 2027. The term loan also matures on August 4, 2027, with monthly payments based on an 84-month amortization.

As of December 31, 2023, there was $10,792 of outstanding indebtedness under the 2022 Credit Facility, with the ability to borrow an additional $21,714. As of December 31, 2023, the Company was in compliance with all financial covenants under the 2022 Credit Facility.  As of December 31, 2023, the effective interest rate of the senior secured revolving credit facility was 7.64% and the effective rate of the senior secured term loan was 7.89%. As of December 31, 2022, the effective interest rate of the senior secured revolving credit facility was 6.55% and the effective rate of the senior secured term loan was 6.80%.

Other

 The Company has outstanding notes payable for capital expenditures in the amount of $1,361 and $1,094 as of December 31, 2023 and 2022, respectively, with $163 and $88 included in the “Line of credit and current maturities of long-term debt” line item of the Company’s consolidated financial statements as of December 31, 2023 and 2022, respectively. The notes payable have monthly payments that range from $3 to $15 and an interest rate of 6%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates in  September 2028.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

(in thousands, except share and per share data)

11. LEASES

The Company leases various property and equipment under operating lease arrangements. The Company recognizes operating lease assets and liabilities on the balance sheet and discloses key information regarding leasing arrangements. The Company has elected to apply the short-term lease exception to all leases of one year or less.

 As of December 31, 2023, the right-of-use (“ROU”) asset had a balance of $15,593 which is included in the “Operating lease right-of-use assets” line item of these consolidated financial statements and current and non-current lease liabilities relating to the ROU asset of $1,851 and $15,888, respectively, and are included in the “Current portion of operating lease obligations” and “Long-term operating lease obligations, net of current portion” line items of these consolidated financial statements. As of December 31, 2022, the ROU asset had a balance of $16,396 and current and non-current lease liabilities relating to the ROU asset of $1,882 and $16,696, respectively. The discount rates used for leases accounted for under Topic 842 are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

Lease terms generally range from 3 to 15 years with renewal options for extended terms. Some of the Company’s facility leases include options to renew. The exercise of the renewal options is at the Company’s discretion. Therefore, the majority of renewals to extend the lease terms are not included in ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them. Certain leases contain rent escalation clauses that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the lease term. Operating rental expense for the years ended December 31, 2023 and 2022 was $4,201 and $4,253, respectively.

In addition, the Company has entered into finance lease arrangements to finance property and equipment and assumed finance lease obligations in connection with certain acquisitions. Finance rental expense for the years ended December 31, 2023 and 2022 was $1,790 and $1,639, respectively.

Amortization expense recorded in connection with assets recorded under finance leases was $1,263 and $1,172 for the years ended December 31, 2023 and 2022, respectively.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

(in thousands, except share and per share data)

Quantitative information regarding the Company’s leases is as follows:

	Year Ended December 31,
	2023	2022
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$1,263	$1,172
Interest on finance lease liabilities	527	467
Total finance lease costs	1,790	1,639
Operating lease cost components:
Operating lease cost	2,792	2,839
Short-term lease cost	361	707
Variable lease cost (1)	1,260	898
Sublease income	(212)	(191)
Total operating lease costs	4,201	4,253

Total lease cost	$5,991	$5,892

Supplemental cash flow information related to our operating leases is as follows for the twelve months ended December 31, 2023 and 2022:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$3,460	$3,496
Right-of-use assets obtained in exchange for new
operating lease liabilities	$983	$187

Weighted-average remaining lease term-finance leases at end of period (in years)	3.2	3.3
Weighted-average remaining lease term-operating leases at end of period (in years)	7.1	8.1
Weighted-average discount rate-finance leases at end of period	6.1%	6.0%
Weighted-average discount rate-operating leases at end of period	8.5%	8.7%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

Amortization associated with new right-of-use assets obtained in exchange for new operating lease liabilities is $5 and $20 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2024	$2,416	$3,351	$5,767
2025	1,193	3,447	4,640
2026	937	3,442	4,379
2027	671	3,144	3,815
2028	671	3,153	3,824
2029 and thereafter	344	7,803	8,147
Total lease payments	6,232	24,340	30,572
Less—portion representing interest	(707)	(6,601)	(7,308)
Present value of lease obligations	5,525	17,739	23,264
Less—current portion of lease obligations	(2,153)	(1,851)	(4,004)
Long-term portion of lease obligations	$3,372	$15,888	$19,260

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

(in thousands, except share and per share data)

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is party to a variety of legal proceedings or claims that arise in the ordinary course of its business. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of December 31, 2023, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect individually or in the aggregate, on the Company’s results of operations, financial condition or cash flows, although no assurance can be given with respect to the ultimate outcome of pending actions. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations, financial condition or cash flows. It is possible that if one or more litigation matters were decided against the Company, the effects could be material to the Company’s results of operations in the period in which the Company would be required to record or adjust the related liability and could also be material to the Company’s financial condition and cash flows in the periods the Company would be required to pay such liability.

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

December 31, 2023 and 2022

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

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and dependent on actual losses sustained by the customer. When the damages are determined to be probable and estimable, the damages are recorded as a reduction to revenue. During 2023 and 2022, the Company incurred liquidated damages of $84 and $0, respectively, and there was a reserve for liquidated damages of $84 and $0 as of December 31, 2023 and December 31, 2022, respectively.

Workers’ Compensation Reserves

The Company entered into a guaranteed workers’ compensation cost program at the beginning of the third quarter of 2016. The reserve prior to 2016 is immaterial. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Health Insurance Reserves

As of December 31, 2023 and 2022, the Company had $742 and $360, respectively, accrued for health insurance liabilities. The Company self-insures for its health insurance liabilities, including establishing reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required health insurance reserves. The Company takes into account claims incurred but not reported when determining its health insurance reserves. Health insurance reserves are included in accrued liabilities. While the Company’s management believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

(in thousands, except share and per share data)

Other

As of December 31, 2023, approximately 18% of the Company’s employees were covered by two collective bargaining agreements with local unions at the Company’s Cicero, Illinois and Neville Island, Pennsylvania locations. During November 2022, the Company negotiated a four-year collective bargaining agreement with the Neville Island union and it is expected to remain in effect through October 2026. A four-year collective bargaining agreement in regards to the Cicero, Illinois facility was negotiated in February 2022 and is expected to remain in effect through February 2026.

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

The Company entered into an interest rate swap in June 2019 to mitigate the exposure to the variability of LIBOR for its floating rate debt described in Note 10, “Debt and Credit Agreements,” of these consolidated financial statements. The fair value of the interest rate swap is reported in “Accrued liabilities” and the change in fair value is reported in “Interest expense, net” of these consolidated financial statements. The fair value of the interest rate swap is estimated as the net present value of projected cash flows based on forward interest rates at the balance sheet date. The interest rate swap expired in  February 2022.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

(in thousands, except share and per share data)

14. INCOME TAXES

The provision for income taxes for the years ended December 31, 2023 and 2022 consists of the following:

	For the Years Ended Year Ended December 31,
	2023	2022
Current provision
Federal	$—	$—
State	251	48
Total current provision	251	48
Deferred provision
Federal	(1,758)	(2,102)
State	(209)	(460)
Total deferred provision	(1,967)	(2,562)
Increase in deferred tax valuation allowance	1,957	2,549
Total provision for income taxes	$241	$35

During the year ended December 31, 2023, the Company recorded an expense for income taxes of $241, compared to an expense for income taxes of $35 during the year ended December 31, 2022. On  August 16, 2022, Congress enacted the Inflation Reduction Act which includes AMP credits for manufacturers of eligible components, including wind and solar components produced and sold in the US from 2023 through 2032. These credits will have no impact on income tax expense.

The total change in the deferred tax valuation allowance was $1,957 and $2,549 for the years ended December 31, 2023 and 2022, respectively. The changes in the deferred tax valuation allowance in 2023 and 2022 were primarily the result of increases to the deferred tax assets pertaining to federal and state NOLs. Management believes that significant uncertainty exists surrounding the recoverability of deferred tax assets. As a result, the Company recorded a valuation allowance against the remaining deferred tax assets.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

(in thousands, except share and per share data)

The tax effects of the temporary differences and NOLs that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of Year Ended December 31,
	2023	2022
Noncurrent deferred income tax assets:
Net operating loss carryforwards	$75,235	$74,807
Accrual and reserves	4,637	3,531
Leases	3,532	3,834
Other	4	4
Total noncurrent deferred tax assets	83,408	82,176
Valuation allowance	(76,516)	(74,559)
Noncurrent deferred tax assets, net of valuation allowance	6,892	7,617
Noncurrent deferred income tax liabilities:
Fixed assets	2,364	2,584
Intangible assets	487	674
Leases	4,016	4,344
Total noncurrent deferred tax liabilities	6,867	7,602
Net deferred income tax asset	$25	$15

Valuation allowances of $76,516 and $74,559 have been provided for deferred income tax assets for which realization is uncertain as of December 31, 2023 and 2022, respectively. A reconciliation of the beginning and ending amounts of the valuation is as follows:

Valuation allowance as of December 31, 2022	$(74,559)
Gross increase for current year activity	(1,957)
Valuation allowance as of Balance at December 31, 2023	$(76,516)

As of December 31, 2023, the Company had federal and unapportioned state NOL carryforwards of approximately $290,233 of which $227,781 will begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

The reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate is as follows:

	For the Year Ended
	December 31,
	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	0.6	3.3
Other permanent differences	0.4	(0.6)
Change in valuation allowance	22.8	(26.3)
162(m)	0.5	0.0
Other	0.2	(2.1)
Other deferred adjustment	(7.5)	4.3
AMP credits	(35.2)	0.0
Effective income tax rate	2.8%	(0.4)%

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

(in thousands, except share and per share data)

The Company accounts for the uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken, or expected to be taken, in a tax return that is required to be met before being recognized in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2023, the Company had no unrecognized tax benefits that could impact the income tax expense.

The Company files income tax returns in the U.S. federal and state jurisdictions. As of December 31, 2023, with few exceptions, the Company is no longer subject to federal or state income tax examinations by taxing authorities for years before December 31, 2019; however, taxing authorities have the ability to adjust NOL carryforwards in open tax years that may have been carried forward from closed years.   The Company’s 2008 and 2009 federal tax returns were examined in 2011 and no material adjustments were identified related to any of the Company’s tax positions. Although these periods have been audited, they continue to remain open until all NOLs generated in those tax years have either been utilized or expire.

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

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

(in thousands, except share and per share data)

15. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plan

The Company has granted incentive stock options and other equity awards pursuant to previously Board approved equity incentive plans. Most recently, the Company has granted equity awards pursuant to the Broadwind Energy, Inc. 2015 Equity Incentive Plan, which was approved by the Board in February 2015 and by the Company’s stockholders in April 2015. On February 19, 2019, the Board approved an Amended and Restated 2015 Equity Incentive Plan (as amended, the “2015 EIP,”), which, among other things, increased the number of shares of our common stock authorized for issuance under the 2015 EIP from 1,100,000 to 2,200,000. The amendment and restatement of the 2015 EIP was approved by the Company’s stockholders at the 2019 Annual Meeting of Stockholders. On February 7, 2021, the Board approved the Second Amendment to the Amended and Restated 2015 Equity Incentive Plan which, among other things, increased the number of shares of our common stock authorized for issuance under the 2015 EIP from 2,200,000 to 3,200,000. The Second Amendment to the amendment and restatement of the 2015 EIP was approved by the Company’s stockholders at the 2021 Annual Meeting of Stockholders. On March 2, 2023, the Board approved the Third Amendment to the Amended and Restated 2015 Equity Incentive Plan which, among other things, increased the number of shares of our common stock authorized for issuance under the 2015 EIP from 3,200,000 to 4,700,000. The Third Amendment to the amendment and restatement of the 2015 EIP was approved by the Company’s stockholders at the 2023 Annual Meeting of Stockholders.

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

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

(in thousands, except share and per share data)

The 2015 EIP reserves 4,700,000 shares of the Company’s common stock. As of December 31, 2023, 2,187,843 shares of common stock reserved for issuance pursuant to stock options and RSU awards granted under the 2015 EIP had been issued in the form of common stock and 687,206 shares of common stock are issued and unvested.

There was no stock option activity during the years ended  December 31, 2023 and 2022 and no stock options were outstanding as of December 31, 2023 and 2022.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

(in thousands, except share and per share data)

The following table summarizes information with respect to outstanding RSUs and PSUs accounted for as equity awards as of December 31, 2023 and 2022:

		Weighted Average
		Grant-Date Fair Value
	Number of Shares	Per Share
Unvested as of December 31, 2022	822,737	$2.37
Granted	492,665	$4.10
Vested	(493,327)	$2.73
Forfeited	(134,869)	$3.98
Unvested as of December 31, 2023	687,206	$3.03

RSUs and PSUs are generally subject to ratable vesting over a three-year period. Compensation expense related to these service and performance based awards is generally recognized on a straight-line basis over the vesting period. During the years ended December 31, 2023 and 2022,  the Company utilized a forfeiture rate of 25%, based on historical activity, for estimating the forfeitures of stock compensation granted.

During the year ended December 31, 2022, the Company recorded share-based compensation expense in the amount of $619 for PSUs treated as liability awards that were settled in shares of the Company’s stock in 2023. The liability is recognized in the “Accrued liabilities” line item of the Company’s condensed consolidated balance sheet and has a balance of $619 as of December 31, 2022. The following table summarizes share-based compensation expense, net of taxes withheld, included in the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022 as follows:

	For the Years Ended
	December 31,
	2023	2022
Share-based compensation expense:
Cost of sales	$118	$129
Selling, general and administrative	759	1,434
Net effect of share-based compensation expense on net income	$877	$1,563
Reduction in earnings per share:
Basic earnings per share	$0.04	$0.08
Diluted earnings per share	$0.04	$0.08

(1)

Income tax benefit is not illustrated because the Company is currently in a full tax valuation allowance position and an actual income tax benefit was not realized for the years ended December 31, 2023 and 2022. The result of the income (loss) situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

As of December 31, 2023, the Company estimates that pre-tax compensation expense for all unvested share-based RSUs and PSUs in the amount of approximately $1,467 will be recognized through the year 2025. The Company expects to satisfy the future distribution of shares of restricted stock by issuing new shares of common stock.

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

December 31, 2023 and 2022

(in thousands, except share and per share data)

The Company’s segments and their product offerings are summarized below:

Heavy Fabrications

The Company provides large, complex and precision fabrications to customers in a broad range of industrial markets. The Company’s most significant presence is within the U.S. wind energy industry, although it has diversified into other industrial markets in order to improve capacity utilization, reduce customer concentrations, and reduce exposure to uncertainty related to governmental policies currently impacting the U.S. wind energy industry. Within the U.S. wind energy industry, the Company provides steel towers and adapters primarily to wind turbine manufacturers. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 550 towers (1650 tower sections), sufficient to support turbines generating more than 1,100 MW of power. The Company has expanded its production capabilities and leveraged manufacturing competencies, including welding, lifting capacity and stringent quality practices, into aftermarket and OEM components utilized in surface and underground mining, construction, material handling, O&G and other infrastructure markets. The Company has designed and manufactures a mobile, modular pressure reducing system for the compressed natural gas virtual pipeline market. The Company manufactures components for buckets, shovels, car bodies, drill masts and other products that support mining and construction markets. In other industrial markets, the Company provides crane components, pressure vessels, frames and other structures.

Gearing

The Company provides gearing, gearboxes and precision machined components to a broad set of customers in diverse markets including; surface and underground mining, wind energy, steel, material handling, infrastructure, onshore and offshore oil and gas fracking and drilling, marine, and other industrial markets. The Company has manufactured loose gearing, gearboxes and systems, and provided heat treat services for aftermarket and OEM applications for a century. The Company uses an integrated manufacturing process, which includes machining and finishing processes in addition to gearbox repair in Cicero, Illinois, and heat treatment and gearbox repair in Neville Island, Pennsylvania.

Industrial Solutions

The Company provides supply chain solutions, light fabrication, inventory management, kitting and assembly services, primarily serving the combined cycle natural gas turbine market. The Company has recently expanded into the U.S. wind power generation market, by providing tower internals kitting solutions for on-site installations, as OEMs domesticate their supply chain due to lead time and reliability issues. The Company leverages a global supply chain to provide instrumentation & controls, valve assemblies, sensor devices, fuel system components, electrical junction boxes & wiring, energy storage services and electromechanical devices. The Company also provides packaging solutions and fabricates panels and sub-assemblies to reduce customers’ costs, improve manufacturing velocity and reliability.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Description of Business and Summary of Significant Accounting Policies” of these consolidated financial statements. Summary financial information by reportable segment is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Year Ended December 31, 2023
Revenues from external customers	$133,368	45,408	24,701	—	—	$203,477
Intersegment revenues	—	—	458	—	(458)	—
Net revenues	133,368	45,408	25,159	—	(458)	203,477
Operating income (loss)	15,006	1,846	3,160	(8,884)	11	11,139
Depreciation and amortization	3,517	2,270	380	216	—	6,383
Capital expenditures	4,739	1,398	214	54	—	6,405
Total assets	46,931	48,599	16,295	58,487	(35,156)	135,156

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Year Ended December 31, 2022
Revenues from external customers	$117,194	42,572	16,993	—	—	$176,759
Intersegment revenues	12	16	811	—	(839)	—
Net revenues	117,206	42,588	17,804	—	(839)	176,759
Operating (loss) income	(1,044)	43	120	(5,722)	(4)	(6,607)
Depreciation and amortization	3,446	1,978	397	239	—	6,060
Capital expenditures	2,601	446	48	3	—	3,098
Total assets	45,475	51,944	12,775	224,856	(190,510)	144,540

The Company generates revenues entirely from transactions completed in the U.S. and its long-lived assets are all located in the U.S. All intercompany revenue is eliminated in consolidation. During 2023, one customer accounted for more than 10% of total net revenues. The customer, reported within the Heavy Fabrications segment, accounted for revenues of $88,144. During 2022, two customers accounted for more than 10% of total net revenues. The customers, reported within the Heavy Fabrications segment, accounted for revenues of $64,625 and $20,336, respectively. During the years ended December 31, 2023 and 2022, five customers accounted for 65% and 69%, respectively, of total net revenues.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

(in thousands, except share and per share data)

17. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plans

Retirement Savings and Profit Sharing Plans

The Company offers a 401(k) retirement savings plan to all eligible employees who may elect to contribute a portion of their salary on a pre-tax basis, subject to applicable statutory limitations. As of December 31, 2023, all employees were eligible to receive safe harbor matching contributions equal to 100% of the first 3% of the participant’s elective deferral contributions and 50% of the next 2% of the participant’s elective deferral contributions. The Company has the discretion, subject to applicable statutory requirements, to fund any matching contribution with a contribution to the plan of the Company’s common stock. The Company periodically evaluates whether to fund the matching contribution in cash or in the Company’s common stock. Under the plan, elective deferrals and basic Company matching is 100% vested at all times.

For the years ended December 31, 2023 and 2022, the Company recorded expense under these plans of approximately $1,394 and $1,247, respectively.

Deferred Compensation Plan

The Company maintains a deferred compensation plan for certain key employees and nonemployee directors, whereby certain wages earned, compensation for services rendered, and discretionary company-matching contributions may be deferred and deemed to be invested in the Company’s common stock. Changes in the fair value of the plan liability are recorded as charges or credits to compensation expense. Compensation income (expense) associated with the deferred compensation plan recorded during the years ended December 31, 2023 and 2022 was $8 and $(1). The fair value of the plan liability to the Company is included in accrued liabilities in the Company’s consolidated balance sheets. As of December 31, 2023 and 2022, the fair value of plan liability to the Company was $23 and $15, respectively.

In addition to the employee benefit plans described above, the Company participates in certain customary employee benefits plans, including those which provide health and life insurance benefits to employees.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023 and 2022

(in thousands, except share and per share data)

18. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following table provides a summary of selected financial results of operations by quarter for the years ended December 31, 2023 and 2022 as follows:

2023	First	Second	Third	Fourth
Revenues	$48,873	$50,843	$57,163	$46,598
Gross profit	6,976	8,333	10,167	7,032
Operating income	1,282	2,216	5,367	2,274
Net income	769	1,415	4,394	1,071
Net income per share:
Basic	$0.04	$0.07	$0.21	$0.05
Diluted	$0.04	$0.07	$0.20	$0.05

2022	First	Second	Third	Fourth
Revenues	$41,844	$50,012	$44,843	$40,060
Gross profit	2,012	2,394	3,748	2,556
Operating loss	(2,073)	(1,912)	(520)	(2,102)
Net loss	(2,404)	(2,703)	(1,772)	(2,851)
Net loss per share:
Basic	$(0.12)	$(0.13)	$(0.09)	$(0.14)
Diluted	$(0.12)	$(0.13)	$(0.09)	$(0.14)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 23, 2012)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 6, 2020)
3.4	Fourth Amended and Restated Bylaws of the Company, adopted as of June 26, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2023)
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

10.13†

Severance and Non-Competition Agreement, dated as of May 4, 2018, between the Company and Eric Blashford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2018)

10.14†

Form of Performance Award Agreement (Broadwind Energy, Inc. 2015 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019)

10.15†

Form of Performance Award Agreement (Amended and Restated Broadwind Energy, Inc. 2015 Equity Incentive Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019)

10.16†	Amended and Restated Broadwind Energy, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit D to the Company’s Schedule 14A filed on March 11, 2019)
10.17†	Form of Performance Award Agreement (Amended and Restated Broadwind, Inc. 2015 Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)
10.18†	First Amendment to Amended and Restated Broadwind Energy, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)
10.19	Second Amendment to Amended and Restated Broadwind, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix B to Amendment No. 1 to the Company's Schedule 14A filed April 5, 2021)
10.20	Third Amendment to Amended and Restated Broadwind, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Schedule 14A filed April 7, 2023)
10.21	Credit Agreement, dated as of August 4, 2022, by and among Broadwind, Inc., Brad Foote Gear Works, Inc., Broadwind Industrial Solutions, LLC, Broadwind Heavy Fabrications, Inc., 5100 Neville Road, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 8, 2022)
10.22	Guaranty, dated as of August 4, 2022, by Broadwind, Inc., Brad Foote Gear Works, Inc., Broadwind Industrial Solutions, LLC, Broadwind Heavy Fabrications, Inc. and 5100 Neville Road, LLC in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 8, 2022)
10.23	Severance and Non-Competition Agreement dated as of August 10, 2022, between Broadwind, Inc. and Thomas A. Ciccone (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 12, 2022)
10.24	Sales Agreement, dated September 12, 2022, by and among Broadwind, Inc., Roth Capital Partners, LLC and H.C. Wainwright & Co. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed September 12, 2022)
10.25	Amendment No. 1 to Credit Agreement and Limited Waiver, dated as of February 8, 2023, by and among Broadwind Inc., Brad Foote Gear Works, Inc., Broadwind Industrial Solutions, LLC, Broadwind Heavy Fabrications, Inc., 5100 Neville Island, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 14, 2023)
10.26	Tax Credit Transfer Agreement, dated as of December 21, 2023, by and between Broadwind Heavy Fabrications Inc. and MarketAxess Holding Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 27, 2023)
10.27	Guaranty, dated as of December 21, 2023, by and between Broadwind, Inc. and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 27, 2023)
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of RSM LLP (filed herewith)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
97	Broadwind, Inc. Policy on Recoupment of Incentive-Based Compensation (filed herewith)
101

The following financial information from this Form 10-K of Broadwind, Inc. for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensation plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the fifth  day of March, 2024 .

BROADWIND, INC.

By:	/s/ Eric B. Blashford
Eric B. Blashford President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons (including a majority of the board of directors) on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Eric B. Blashford	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 5, 2024
Eric B. Blashford

/s/ Thomas A. Ciccone	Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2024
Thomas A. Ciccone

/s/ David P. Reiland	Director	March 5 2024
David P. Reiland

/s/ Philip J. Christman	Director	March 5, 2024
Philip J. Christman

/s/ Thomas A. Wagner	Director	March 5, 2024
Thomas A. Wagner

/s/ Cary B. Wood	Director	March 5, 2024
Cary B. Wood

/s/ Sachin M. Shivaram	Director	March 5, 2024
Sachin M. Shivaram

/s/ Jeanette A. Press	Director	March 5, 2024
Jeanette A. Press