Form 10-Q
period 2024-03-31
BROADWIND, INC.
filed 2024-05-14
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of May 9, 2024: 21,733,679.

BROADWIND, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023

ASSETS
CURRENT ASSETS:
Cash	$1,073	$1,099
Accounts receivable, net	14,601	19,231
AMP credit receivable	1,732	7,051
Contract assets	660	1,460
Inventories	37,386	37,405
Prepaid expenses and other current assets	2,829	3,500
Total current assets	58,281	69,746
LONG-TERM ASSETS:
Property and equipment, net	47,137	47,123
Operating lease right-of-use assets, net	15,159	15,593
Intangible assets, net	1,899	2,064
Other assets	595	630
TOTAL ASSETS	$123,071	$135,156
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and current maturities of long-term debt	$1,428	$5,903
Current portion of finance lease obligations	2,205	2,153
Current portion of operating lease obligations	1,914	1,851
Accounts payable	16,298	20,728
Accrued liabilities	6,406	6,477
Customer deposits	11,403	16,500
Total current liabilities	39,654	53,612
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	6,262	6,250
Long-term finance lease obligations, net of current portion	3,733	3,372
Long-term operating lease obligations, net of current portion	15,374	15,888
Other	7	15
Total long-term liabilities	25,376	25,525
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 21,947,606 and 21,840,301 shares issued as of March 31, 2024, and December 31, 2023, respectively	22	22
Treasury stock, at cost, 273,937 shares as of March 31, 2024 and December 31, 2023	(1,842)	(1,842)
Additional paid-in capital	399,848	399,336
Accumulated deficit	(339,987)	(341,497)
Total stockholders’ equity	58,041	56,019
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,071	$135,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$37,616	$48,873
Cost of sales	30,979	41,897
Gross profit	6,637	6,976
OPERATING EXPENSES:
Selling, general and administrative	4,394	5,526
Intangible amortization	165	168
Total operating expenses	4,559	5,694
Operating income	2,078	1,282
OTHER EXPENSE, net:
Interest expense, net	(532)	(488)
Other, net	3	(2)
Total other expense, net	(529)	(490)
Net income before provision for income taxes	1,549	792
Provision for income taxes	39	23
NET INCOME	1,510	769
NET INCOME PER COMMON SHARE—BASIC:
Net income	$0.07	$0.04
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	21,595	20,869
NET INCOME PER COMMON SHARE—DILUTED:
Net income	$0.07	$0.04
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	21,807	21,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2022	21,127,130	$21	(273,937)	$(1,842)	$397,240	$(349,146)	$46,273
Stock issued under defined contribution 401(k) retirement savings plan	64,807	—	—	—	302	—	302
Share-based compensation	—	—	—	—	178	—	178
Net income	—	—	—	—	—	769	769
BALANCE, March 31, 2023	21,191,937	$21	(273,937)	$(1,842)	$397,720	$(348,377)	$47,522

BALANCE, December 31, 2023	21,840,301	$22	(273,937)	$(1,842)	$399,336	$(341,497)	$56,019
Stock issued under defined contribution 401(k) retirement savings plan	107,305	—	—	—	287	—	287
Share-based compensation	—	—	—	—	225	—	225
Net income	—	—	—	—	—	1,510	1,510
BALANCE, March 31, 2024	21,947,606	$22	(273,937)	$(1,842)	$399,848	$(339,987)	$58,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,510	$769
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,596	1,605
Deferred income taxes	(8)	(5)
Stock-based compensation	225	178
Allowance for doubtful accounts	(2)	14
Common stock issued under defined contribution 401(k) plan	287	302
Changes in operating assets and liabilities:
Accounts receivable	4,632	(8,841)
AMP credit receivable	5,319	(3,162)
Contract assets	800	46
Inventories	19	(4,281)
Prepaid expenses and other current assets	635	130
Accounts payable	(4,005)	(784)
Accrued liabilities	(71)	847
Customer deposits	(5,097)	(12,799)
Other non-current assets and liabilities	17	(3)
Net cash provided by (used in) operating activities	5,857	(25,984)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,744)	(1,065)
Net cash used in investing activities	(1,744)	(1,065)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments on) proceeds from line of credit, net	(4,657)	16,945
Proceeds from long-term debt	1,244	—
Payments on long-term debt	(325)	(634)
Principal payments on finance leases	(401)	(265)
Net cash (used in) provided by financing activities	(4,139)	16,046
NET DECREASE IN CASH	(26)	(11,003)
CASH beginning of the period	1,099	12,732
CASH end of the period	$1,073	$1,729

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

Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2024, or any other interim period, which may differ materially due to, among other things, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

The December 31, 2023 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2024 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Company Description

Through its subsidiaries, the Company is a precision manufacturer of structures, equipment and components for clean technology and other specialized applications. The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s capabilities include, but are not limited to the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, gearbox manufacturing and repair, heat treatment, assembly, engineering and packaging solutions. The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 39% and 50% of the Company’s revenue during the first three months of 2024 and 2023, respectively.

Liquidity

The Company typically meets its short term liquidity needs through cash generated from operations, its available cash balances, the 2022 Credit Facility (as defined below), equipment financing, and access to the public and private debt and/or equity markets, and has the option to raise capital from the sale of the Company’s securities under the Company’s registration statement on Form S-3 (as discussed below), and proceeds from sales of Advanced Manufacturing Production tax credits (“AMP credits”) (discussed in Note 5 “AMP Credits” of these condensed consolidated financial statements).

See Note 8, “Debt and Credit Agreements,” of these condensed consolidated financial statements for a description of the 2022 Credit Facility and the Company’s other debt.

Debt and finance lease obligations at  March 31, 2024 totaled $13,628, which includes current outstanding debt and finance leases totaling $3,633. The Company’s outstanding debt includes $5,864 outstanding from the senior secured term loan under the 2022 Credit Facility. During the three months ended March 31, 2024, the Company borrowed on the revolving line of credit and repaid such borrowings during the quarter. The Company had no amounts drawn on the revolving line of credit as of March 31, 2024. The Company’s revolving line of credit balance, if any, is included in the “Line of credit and current maturities of long-term debt” line item in the Company's condensed consolidated balance sheet.

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

On September 12, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $12,000. The Company will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. During the year ended December 31, 2022, the Company issued 100,379 shares of the Company’s common stock under the Sales Agreement and the net proceeds (before upfront costs) to the Company from the sale of the Company’s common stock were approximately $323 after deducting commissions paid of approximately $9 and before deducting other expenses of $93. No shares of the Company’s common stock were issued under the Sales Agreement during the year ended December 31, 2023 or during the three months ended March 31, 2024. As of March 31, 2024, shares of the Company’s common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

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

During the three months ended March 31, 2024 and March 31, 2023, the Company sold account receivables totaling $6,805 and $9,614, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $164 and $131, respectively.

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

The Company anticipates that current cash resources, amounts available under the 2022 Credit Facility, sales of shares under the Sales Agreement, cash to be generated from operations and equipment financing, access to the public and private debt and/or equity markets, any potential proceeds from the sale of further Company securities under the Form S-3, and proceeds from sales of AMP credits will be adequate to meet the Company’s liquidity needs for at least the next twelve months.

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

If the Company’s operational performance deteriorates, the Company may be unable to comply with existing financial covenants, and could lose access to the 2022 Credit Facility. This could limit the Company’s operational flexibility, require a delay in making planned investments and/or require us to seek additional equity or debt financing. Any attempt to raise equity through the public markets could have a negative effect on the Company’s stock price, making an equity raise more difficult or more dilutive. Any additional equity financing or equity-linked financing, if available, will be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other operating and financial restrictions on the Company. While management believes that the Company will continue to have sufficient cash available to operate its businesses and to meet the Company’s financial obligations and debt covenants, there can be no assurances that the Company’s operations will generate sufficient cash, or that credit facilities or equity or equity-linked financings will be available in an amount sufficient to enable the Company to meet these financial obligations.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Heavy Fabrications	$22,016	$31,593
Gearing	8,337	11,965
Industrial Solutions	7,994	5,423
Eliminations	(731)	(108)
Consolidated	$37,616	$48,873

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

During the three months ended March 31, 2024 and 2023, the Company recognized a portion of revenue within the Heavy Fabrications segment over time, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Within the Heavy Fabrications segment, the Company recognized revenue for contracts that meet over time criteria of $280 and $3,669 for the three months ended March 31, 2024 and March 31, 2023, respectively. The Company uses labor hours as the input measure of progress for the applicable Heavy Fabrications contracts because the projects are labor intensive. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. Contract assets represent the Company’s rights to consideration for work completed but not billed at the end of the period.

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

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023, as follows:

	Three Months Ended
	March 31,
	2024	2023
Basic earnings per share calculation:
Net income	$1,510	$769
Weighted average number of common shares outstanding	21,594,664	20,869,035
Basic net income per share	$0.07	$0.04
Diluted earnings per share calculation:
Net income	$1,510	$769
Weighted average number of common shares outstanding	21,594,664	20,869,035
Common stock equivalents:
Non-vested stock awards	212,118	517,979
Weighted average number of common shares outstanding	21,806,782	21,387,014
Diluted net income per share	$0.07	$0.04

NOTE 4 — INVENTORIES

The components of inventories as of March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31,	December 31,
	2024	2023
Raw materials	$21,381	$24,651
Work-in-process	14,138	10,390
Finished goods	4,109	4,595
	39,628	39,636
Less: Reserve	(2,242)	(2,231)
Net inventories	$37,386	$37,405

NOTE 5 — AMP CREDITS

During the three months ended March 31, 2024 and March 31, 2023, the Company recognized gross AMP credits totaling $1,872 and $3,162, respectively, within the Heavy Fabrications segment. These AMP credits were introduced as part of the IRA, which was enacted on August 16, 2022. The Inflation Reduction Act (“IRA”) includes advanced manufacturing tax credits for manufacturers of eligible components, including wind components. Manufacturers of wind components qualify for the AMP credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit applies to each component produced and sold in the U.S. beginning in 2023 through 2032. Wind towers within the Company’s Heavy Fabrications segment are eligible for credits of $0.03 per watt for each wind tower produced. In calculating the eligible credit, the Company relied on the megawatt rating provided by the customers. Manufacturers who qualify for the AMP credits can apply to the Internal Revenue Service for cash refunds of the AMP credits, sell the AMP credits to third parties for cash, or apply the AMP credits against taxable income. The Company recognized the AMP credits as a reduction to cost of sales in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2024 and March 31, 2023. The assets related to the AMP credits are recognized as current assets in the “AMP credit receivable” line item in the Company’s condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023.

On December 21, 2023, the Company entered into an agreement to sell 2023 and 2024 AMP credits to a third party. At that time, the Company sold a portion of the gross 2023 credits in the amount of $6,952 and recognized a 6.5% discount on the sale in the amount of $452 which was recognized in cost of sales. In addition, the Company wrote down the remaining receivable of $7,541 to net realizable value and recorded the expected loss on sale of $490 in cost of sales. The remaining 2023 AMP credit receivable was collected during the first quarter of 2024. The Company also incurred other miscellaneous administrative costs related to selling the credits in the amount of $254, $197 of which has been recorded as cost of sales, with the remaining capitalized and included in the “Prepaid expenses and other current assets” line item of the Company’s condensed consolidated financial statements at December 31, 2023.

During the three months ended March 31, 2024, the Company recognized gross AMP credits totaling $1,872 and recognized a 6.5% discount on the credits totaling $122, which was recognized in cost of sales. The Company also incurred other miscellaneous administrative costs related to the credits in the amount of $33, which have been recorded as cost of sales. Additionally, costs totaling $42 are included in the “Prepaid expenses and other current assets” line item of the Company’s condensed consolidated financial statements at March 31, 2024.

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

As of March 31, 2024 and December 31, 2023, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	March 31, 2024					December 31, 2023
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Noncompete agreements	$170	$(170)	$—	$—	—	$170	$(170)	$—	$—	—
Customer relationships	15,979	(7,907)	(7,592)	480	1.8	15,979	(7,842)	(7,592)	545	2.1
Trade names	9,099	(7,680)	—	1,419	3.5	9,099	(7,580)	—	1,519	3.8
Intangible assets	$25,248	$(15,757)	$(7,592)	$1,899	3.1	$25,248	$(15,592)	$(7,592)	$2,064	3.3

As of March 31, 2024, estimated future amortization expense was as follows:

2024	$496
2025	661
2026	422
2027	320
Total	$1,899

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
Accrued payroll and benefits	$5,187	$5,051
Accrued property taxes	206	—
Income taxes payable	302	254
Accrued professional fees	96	140
Accrued warranty liability	255	322
Self-insured workers compensation reserve	52	21
Accrued sales tax	107	310
Accrued other	201	379
Total accrued liabilities	$6,406	$6,477

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
Line of credit	$—	$4,657
Other notes payable	1,826	1,361
Long-term debt	5,864	6,135
Total debt	7,690	12,153
Less: current maturities	(1,428)	(5,903)
Long-term debt, net of current maturities	$6,262	$6,250

Credit Facility

On August 4, 2022, the Company entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo which replaced its prior credit facility and provided the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. Deferred financing costs related to the 2022 Credit Facility were $333 primarily related to the revolving credit loan, which is net of accumulated amortization of $167, at March 31, 2024. Deferred financing costs related to the 2022 Credit Facility were $359 which is net of accumulated amortization of $141, at December 31, 2023. These costs are included in the “Other assets” line item of the Company's condensed consolidated financial statements at March 31, 2024 and December 31, 2023.

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

As of March 31, 2024, there was $5,864 of outstanding indebtedness under the 2022 Credit Facility, with the ability to borrow an additional $21,326. As of March 31, 2024, the Company was in compliance with all financial covenants under the 2022 Credit Facility. As of March 31, 2024, the effective interest rate of the senior secured revolving credit facility was 7.32% and the senior secured term loan was 7.82%. As of December 31, 2023, the effective interest rate of the senior secured revolving credit facility was 7.64% and the effective rate of the senior secured term loan was 7.89%.

Other

 In addition, the Company has outstanding notes payable for capital expenditures in the amount of $1,826 and $1,361 as of March 31, 2024 and December 31, 2023, respectively, with $345 and $163 included in the “Line of credit and current maturities of long-term debt” line item of the Company’s condensed consolidated financial statements as of March 31, 2024 and December 31, 2023, respectively. The notes payable have monthly payments that range from $3 to $20 and an interest rate of approximately 6%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable mature in  September 2028.

NOTE 9 — LEASES

The Company leases certain facilities and equipment. The leases are accounted for under Accounting Standard Update 2016-02, Leases (“Topic 842”), and the Company elected to apply each available practical expedient. The discount rates used for the leases are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

The Company has elected to apply the short-term lease exception to all leases of one year or less. During the three months ended March 31, 2024 and 2023, the Company did not have additional operating leases that resulted in right-of-use assets obtained in exchange for lease obligations. During the three months ended March 31, 2024 and 2023, the Company had additional finance leases associated with property, plant, and equipment of $813 and $0 respectively.

Some of the Company’s facility leases include options to renew. The exercise of the renewal options is typically at the Company’s discretion. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended March 31,
	2024	2023
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$358	$370
Interest on finance lease liabilities	107	98
Total finance lease costs	465	468
Operating lease cost components:
Operating lease cost	642	704
Short-term lease cost	46	89
Variable lease cost (1)	369	345
Sublease income	(50)	(48)
Total operating lease costs	1,007	1,090

Total lease cost	$1,472	$1,558

Supplemental cash flow information related to our operating leases is as follows for the three months ended March 31, 2024 and 2023:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$810	$864

Weighted-average remaining lease term-finance leases at end of period (in years)	2.9	3.2
Weighted-average remaining lease term-operating leases at end of period (in years)	6.9	7.9
Weighted-average discount rate-finance leases at end of period	8.0%	6.3%
Weighted-average discount rate-operating leases at end of period	8.9%	8.8%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of March 31, 2024, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2024	$2,137	$2,516	$4,653
2025	1,456	3,447	4,903
2026	1,199	3,442	4,641
2027	912	3,144	4,056
2028	671	3,153	3,824
2029 and thereafter	343	7,802	8,145
Total lease payments	6,718	23,504	30,222
Less—portion representing interest	(780)	(6,216)	(6,996)
Present value of lease obligations	5,938	17,288	23,226
Less—current portion of lease obligations	(2,205)	(1,914)	(4,119)
Long-term portion of lease obligations	$3,733	$15,374	$19,107

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

NOTE 11 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of March 31, 2024, the Company has a full valuation allowance recorded against deferred tax assets. During the three months ended March 31, 2024, the Company recorded a provision for income taxes of $39, compared to a provision for income taxes of $23 during the three months ended March 31, 2023. On  August 16, 2022, Congress enacted the IRA which includes advanced manufacturing tax credits for manufacturers of eligible components, including wind components produced and sold in the U.S. beginning in 2023 through 2032. These credits will have no impact on income tax expense.

The Company files income tax returns in U.S. federal and state jurisdictions. As of March 31, 2024, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2023, the Company had federal and unapportioned state net operating loss (“NOL”) carryforwards of $290,233 of which $227,781 will generally begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

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

As of March 31, 2024, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of March 31, 2024.

NOTE 12 — SHARE-BASED COMPENSATION

There was no stock option activity during the three months ended March 31, 2024 and March 31, 2023 and no stock options were outstanding as of March 31, 2024 or March 31, 2023.

The following table summarizes the Company’s restricted stock unit and performance award activity during the three months ended March 31, 2024:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2023	687,206	$3.03
Vested	(1,398)	$3.43
Unvested as of March 31, 2024	685,808	$3.03

Under certain situations, shares are withheld from issuance to cover taxes for the vesting of restricted stock units and performance awards. For the three months ended March 31, 2024 and 2023, no shares were withheld to cover tax obligations.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, as follows:

	Three Months Ended March 31,
	2024	2023
Share-based compensation expense:
Cost of sales	$29	$23
Selling, general and administrative	196	155
Net effect of share-based compensation expense on net income	$225	$178
Reduction in earnings per share:
Basic earnings per share	$0.01	$0.01
Diluted earnings per share	$0.01	$0.01

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

The Company’s segments and their product and service offerings are summarized below:

Heavy Fabrications

The Company provides large, complex and precision fabrications to customers in a broad range of industrial markets. The Company’s most significant presence is within the U.S. wind energy industry, although it has diversified into other industrial markets in order to improve capacity utilization, reduce customer concentrations, and reduce exposure to uncertainty related to governmental policies currently impacting the U.S. wind energy industry. Within the U.S. wind energy industry, the Company provides steel towers and adapters primarily to wind turbine manufacturers. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 550 towers (1,650 tower sections), sufficient to support turbines generating more than 1,100 MW of power. The Company has expanded its production capabilities and leveraged manufacturing competencies, including welding, lifting capacity and stringent quality practices, into aftermarket and original equipment manufacturer (“OEM”) components utilized in surface and underground mining, construction, material handling, oil and gas (“O&G”) and other infrastructure markets. The Company has designed and manufactures a mobile, modular pressure reducing system for the compressed natural gas virtual pipeline market. The Company manufactures components for buckets, shovels, car bodies, drill masts and other products that support mining and construction markets. In other industrial markets, the Company provides crane components, pressure vessels, frames and other structures.

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

Industrial Solutions

The Company provides supply chain solutions, light fabrication, inventory management and kitting and assembly services, primarily serving the combined cycle natural gas turbine market. The Company has recently expanded into the U.S. wind power generation market, by providing tower internals kitting solutions for on-site installations, as OEMs domesticate their supply chain due to lead time and reliability issues. The Company leverages a global supply chain to provide instrumentation and controls, valve assemblies, sensor devices, fuel system components, electrical junction boxes and wiring, energy storage services and electromechanical devices. The Company also provides packaging solutions and fabricates panels and sub-assemblies to reduce customers’ costs and improve manufacturing velocity and reliability.

Corporate

“Corporate” includes the assets and selling, general and administrative expenses of the Company’s corporate office. “Eliminations” comprises adjustments to reconcile segment results to consolidated results.

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Basis of Presentation” of these condensed consolidated financial statements. Summary financial information by reportable segment for the three months ended March 31, 2024 and 2023 is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2024
Revenues from external customers	$22,016	$8,337	$7,263	$—	$—	$37,616
Intersegment revenues	—	—	731	—	(731)	—
Net revenues	22,016	8,337	7,994	—	(731)	37,616
Operating income (loss)	2,046	25	1,767	(1,760)	—	2,078
Depreciation and amortization	911	540	100	45	—	1,596
Capital expenditures	461	1,068	215	—	—	1,744

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2023
Revenues from external customers	$31,593	$11,965	$5,315	$—	$—	$48,873
Intersegment revenues	—	—	108	—	(108)	—
Net revenues	31,593	11,965	5,423	—	(108)	48,873
Operating income (loss)	2,790	581	622	(2,711)	—	1,282
Depreciation and amortization	858	596	94	57	—	1,605
Capital expenditures	662	385	18	—	—	1,065

	Total Assets as of
	March 31,	December 31,
Segments:	2024	2023
Heavy Fabrications	$37,322	$46,931
Gearing	47,207	48,599
Industrial Solutions	16,127	16,295
Corporate	52,329	58,487
Eliminations	(29,914)	(35,156)
	$123,071	$135,156

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

Allowance for Credit Losses

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for doubtful accounts and its financial results. The activity in the accounts receivable allowance liability for the three months ended March 31, 2024 and 2023 consisted of the following:

	For the Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$99	$17
Bad debt expense	—	14
Other adjustments	(2)	—
Balance at end of period	$97	$31

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was a reserve for liquidated damages of $84 at  March 31, 2024 and  December 31, 2023.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1, “Financial Statements,” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 2. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties. As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” refer to Broadwind, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its subsidiaries, as appropriate.

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

Key Financial Measures

	Three Months Ended
	March 31,
	2024	2023
Net revenues	$37,616	$48,873
Net income	$1,510	$769
Adjusted EBITDA (1)	$4,170	$4,098
Capital expenditures	$1,744	$1,065
Free cash flow (2)	$(2,452)	$(23,335)
Operating working capital (3)	$24,286	$26,843
Total debt	$7,690	$24,952
Total orders	$28,996	$39,602
Backlog at end of period (4)	$159,912	$287,808
Book-to-bill (5)	0.8	0.8

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

(4)

Our backlog at March 31, 2024 and 2023 is net of revenue recognized over time. Backlog as of March 31, 2024 has been adjusted to reflect updated assumptions related to raw material pricing (which is a customer passthrough) and other variables.

(5)	We define the book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Three Months Ended
	March 31,
	2024	2023
Net income	$1,510	$769
Interest expense	532	488
Income tax provision	39	23
Depreciation and amortization	1,596	1,605
Share-based compensation and other stock payments	503	493
Proxy contest-related expenses	(10)	720
Adjusted EBITDA	4,170	4,098
Changes in operating working capital	(4,878)	(26,368)
Capital expenditures	(1,744)	(1,065)
Free Cash Flow	$(2,452)	$(23,335)

OUR BUSINESS

First Quarter Overview

We received $28,996 in new orders in the first quarter of 2024, down from $39,602 in the first quarter of 2023. Within our Heavy Fabrications segment, wind tower orders decreased compared to the prior year quarter primarily due to the timing of tower orders. Partially offsetting this decrease was an 18% increase in industrial fabrication orders primarily due to improved demand from mining customers. Gearing segment orders decreased 16% from the prior year period primarily due to reduced demand from oil and gas (“O&G”) customers, partially offset by increased demand from mining customers and the timing of orders from aftermarket wind customers. Orders within our Industrial Solutions segment increased 5% as compared to the prior year quarter primarily due to an increase in orders associated with new gas turbine projects, partially offset by reduced orders associated with aftermarket projects.

We recognized revenue of $37,616 in the first quarter of 2024, down 23% compared to the first quarter of 2023. Within the Heavy Fabrications segment wind tower revenue decreased 40% from the prior year period primarily due to a 44% decrease in tower sections sold as a global wind turbine manufacturer shifted approximately half of its contracted tower section orders initially planned for 2024 into 2025. Gearing segment revenue decreased 30% relative to the comparable prior year period primarily due to reduced shipments for industrial, mining, and O&G customers. Industrial Solutions segment revenue increased by 47% from the prior year period primarily due to the timing of shipments of new and aftermarket gas turbine content.

We recorded net income of $1,510 or $0.07 per share in the first quarter of 2024, compared to net income of $769 or $0.04 per share in the first quarter of 2023. This increase in net income was primarily attributable to a more profitable mix of product sold, the absence of proxy-contest related expenses that were recognized in the prior year quarter and higher sales within our Industrial Solutions segment. Partially offsetting this increase was the impact of lower sales within our Gearing and Heavy Fabrication segments.

RESULTS OF OPERATIONS

Three months ended March 31, 2024, Compared to Three months ended March 31, 2023

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

	Three Months Ended March 31,				2024 vs. 2023
		% of Total		% of Total
	2024	Revenue	2023	Revenue	$ Change	% Change
Revenues	$37,616	100.0%	$48,873	100.0%	$(11,257)	(23.0)%
Cost of sales	30,979	82.4%	41,897	85.7%	(10,918)	(26.1)%
Gross profit	6,637	17.6%	6,976	14.3%	(339)	(4.9)%
Operating expenses
Selling, general and administrative expenses	4,394	11.7%	5,526	11.3%	(1,132)	(20.5)%
Intangible amortization	165	0.4%	168	0.3%	(3)	(1.8)%
Total operating expenses	4,559	12.1%	5,694	11.7%	(1,135)	(19.9)%
Operating income	2,078	5.5%	1,282	2.6%	796	62.1%
Other expense, net
Interest expense, net	(532)	(1.4)%	(488)	(1.0)%	(44)	(9.0)%
Other, net	3	0.0%	(2)	(0.0)%	5	250.0%
Total other expense, net	(529)	(1.4)%	(490)	(1.0)%	(39)	(8.0)%
Net income before provision for income taxes	1,549	4.1%	792	1.6%	757	95.6%
Provision for income taxes	39	0.1%	23	0.0%	16	69.6%
Net income	$1,510	4.0%	$769	1.6%	$741	96.4%

Consolidated

Revenues decreased by $11,257 as compared to the prior year period primarily due to lower sales within the Heavy Fabrications and Gearing segments, partially offset by increased sales within the Industrial Solutions segment. Wind tower revenue decreased 40% from the prior year period primarily due to a 44% decrease in tower sections sold as a global wind turbine manufacturer shifted approximately half of its contracted tower section orders initially planned for 2024 into 2025. Industrial Solutions segment revenue increased 47% from the prior year period primarily due to the timing shipments of new and aftermarket gas turbine content. Gearing segment revenue decreased 30% relative to the comparable prior year period primarily due to reduced shipments for industrial, mining and O&G customers.

Gross profit decreased by $339 when compared to the prior year period, primarily due to lower sales, partially offset by a more profitable mix of product sold. Operating expenses decreased from the prior year period primarily as a result of the absence of proxy-contest related expenses that were recognized in the prior year quarter.

Net income was $1,510 during the three months ended March 31, 2024, compared to net income of $769 during the three months ended March 31, 2023. This increase in net income was primarily due to the factors described above.

Heavy Fabrications Segment

	Three Months Ended
	March 31,
	2024	2023
Orders	$11,221	$20,236
Tower sections sold	78	140
Revenues	22,016	31,593
Operating income	2,046	2,790
Operating margin	9.3%	8.8%

Within our Heavy Fabrications segment, wind tower orders decreased significantly compared to the prior year period primarily due to the timing of tower orders. Partially offsetting this decrease in wind tower orders was an 18% increase in industrial fabrication orders in the current year quarter primarily due to higher demand from mining customers. Segment revenues decreased by 30% during the three months ended March 31, 2024 primarily due to a 40% decrease in wind tower revenue as a result of a 44% decrease in tower sections sold as a global wind turbine manufacturer shifted approximately half of its contracted tower section orders initially planned for 2024 into 2025. Partially offsetting the impact of lower tower sales were higher shipments of our Pressure Reducing Systems (“PRS”) units in the current year quarter.

Heavy Fabrications segment operating results decreased by $744 as compared to the prior year period. The decrease in operating performance was primarily a result of lower tower sales and the corresponding reduction in Advanced Manufacturing Production tax credits (“AMP credits”) recognized. This was partially offset by higher shipments of PRS units in the current year quarter. Operating margin was 9.3% during the three months ended March 31, 2024 compared to 8.8% during the three months ended March 31, 2023 primarily due to the factors described above.

Gearing Segment

	Three Months Ended
	March 31,
	2024	2023
Orders	$10,446	$12,393
Revenues	8,337	11,965
Operating income	25	581
Operating margin	0.3%	4.9%

Gearing segment orders decreased 16% from the prior year period primarily due to reduced demand from O&G customers, partially offset by increased demand from mining customers and the timing of orders from aftermarket wind customers. Gearing revenue was down 30% relative to the comparable prior year period primarily due to reduced shipments for industrial, mining, and O&G customers.

Gearing segment operating income decreased by $556 from the prior year period. This decrease was primarily attributable to lower sales, partially offset by a more profitable product mix sold. Operating margin was 0.3% during the three months ended March 31, 2024, a decrease from 4.9% during the three months ended March 31, 2023, driven primarily by the items identified above.

Industrial Solutions Segment

	Three Months Ended
	March 31,
	2024	2023
Orders	$7,329	$6,973
Revenues	7,994	5,423
Operating income	1,767	622
Operating margin	22.1%	11.5%

Industrial Solutions segment orders increased from the prior year period primarily due to an increase in orders associated with new gas turbine projects, partially offset by reduced orders associated with aftermarket projects. Segment revenues increased from the prior year period primarily due to the timing of shipments of new and aftermarket gas turbine content. Operating income increased versus the prior-year period primarily as a result of higher sales and a more profitable mix of product sold.

Corporate and Other

Corporate and Other expenses during the three months ended March 31, 2024 decreased from the prior year period primarily due to the professional fees associated with the contested proxy election recognized in the prior year quarter and lower medical costs.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

On August 4, 2022, we entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), providing the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. As of March 31, 2024, cash totaled $1,073, a decrease of $26 from December 31, 2023. Debt and finance lease obligations at March 31, 2024 totaled $13,628. As of March 31, 2024, we had the ability to borrow up to an additional $21,326 under the 2022 Credit Facility.

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

We also have outstanding notes payable for capital expenditures in the amount of $1,826 and $1,361 as of March 31, 2024 and December 31, 2023, respectively, with $345 and $163 included in the “Line of Credit and current maturities of long-term debt” line item of our condensed consolidated financial statements as of March 31, 2024 and December 31, 2023, respectively. The notes payable have monthly payments that range from $3 to $20 and an interest rate of approximately 6%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable mature in September 2028.

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

On September 12, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agents shares of our common stock with an aggregate sales price of up to $12,000. We will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. During the year ended December 31, 2022, we issued 100,379 shares of our common stock under the Sales Agreement and the net proceeds (before upfront costs) to us from the sale of our common stock were approximately $323 after deducting commissions paid of approximately $9. No shares of the Company’s common stock were issued under the Sales Agreement during the year ended December 31, 2023 or three months ended March 31, 2024. As of March 31, 2024, shares of our common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

We anticipate that current cash resources, amounts available under the 2022 Credit Facility, cash to be generated from operations and equipment financing, potential proceeds from the sale of securities under the Sales Agreement, access to the public or private debt and/or equity markets including any potential proceeds from the sale of further securities under the Form S-3, and proceeds from sales of AMP credits will be adequate to meet our liquidity needs for at least the next twelve months.

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

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Total cash provided by (used in):
Operating activities	$5,857	$(25,984)
Investing activities	(1,744)	(1,065)
Financing activities	(4,139)	16,046
Net decrease in cash	$(26)	$(11,003)

Operating Cash Flows

During the three months ended March 31, 2024, net cash provided by operating activities totaled $5,857 compared to net cash used in operating activities of $25,984 during the prior year period. The increase in net cash provided by operating activities during the current year period was primarily attributable to a decrease in accounts receivable, proceeds from the sale of the 2023 AMP credits received during the current year period. In addition, customer deposits decreased more significantly during the prior year period.

Investing Cash Flows

During the three months ended March 31, 2024, net cash used in investing activities totaled $1,744, compared to net cash used in investing activities of $1,065 during the prior year period. The increase in net cash used in investing activities as compared to the prior-year period was primarily due to a net increase in purchases of property and equipment.

Financing Cash Flows

During the three months ended March 31, 2024, net cash used in financing activities totaled $4,139, compared to net cash provided by financing activities of $16,046 during the prior year period. The decrease was primarily due to decreased net borrowings under the 2022 Credit Facility in the current year period.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the three months ended March 31, 2024 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Part I, Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward looking statements. Forward-looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following: (i) the impact of global health concerns on the economies and financial markets and the demand for our products; (ii) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants, including the advanced manufacturing tax credits (which remain subject to further technical guidance and regulations), and state renewable portfolio standards as well as new or continuing tariffs on steel or other products imported into the United States; (iii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iv) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (v) the economic and operational stability of our significant customers and suppliers, including their respective supply chains, and the ability to source alternative suppliers as necessary; (vi) our ability to continue to grow our business organically and through acquisitions; (vii) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (viii) information technology failures, network disruptions, cybersecurity attacks or breaches in data security; (ix) the sufficiency of our liquidity and alternate sources of funding, if necessary; (x) our ability to realize revenue from customer orders and backlog (including our ability to finalize the terms of the remaining obligations under a supply agreement with a leading global wind turbine manufacturer); (xi) the economy and the potential impact it may have on our business, including our customers; (xii) the state of the wind energy market and other energy and industrial markets generally, including the availability of tax credits, and the impact of competition and economic volatility in those markets; (xiii) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xiv) competition from new or existing industry participants including, in particular, increased competition from foreign tower manufacturers; (xv) the effects of the change of administrations in the U.S. federal government; (xvi) our ability to successfully integrate and operate acquired companies and to identify, negotiate and execute future acquisitions; (xvii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; (xviii) the limited trading market for our securities and the volatility of market price for our securities; (xix) our outstanding indebtedness and its impact on our business activities (including our ability to incur additional debt in the future); and (xx) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements including, but not limited to, those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K under the Securities Act and as such are not required to provide information under this Item pursuant to Item 305I of Regulation S-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item is incorporated herein by reference to Note 13, “Legal Proceedings And Other Matters” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2023 continue to represent the most significant risks to the Company’s future results of operations and financial conditions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND, INC.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2024

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
101

The following financial information from this Form 10-Q of Broadwind, Inc. for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BROADWIND, INC.

May 14, 2024	By:	/s/ Eric B. Blashford
Eric B. Blashford
President and Chief Executive Officer
(Principal Executive Officer)