Form 10-Q
period 2024-06-30
BROADWIND, INC.
filed 2024-08-13
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of August 8, 2024: 21,985,559.

BROADWIND, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

		June 30,	December 31,
		2024	2023

ASSETS
CURRENT ASSETS:
Cash		$938	$1,099
Accounts receivable, net		14,172	19,231
AMP credit receivable		1,691	7,051
Contract assets		1,157	1,460
Inventories		38,802	37,405
Prepaid expenses and other current assets		2,390	3,500
Total current assets		59,150	69,746
LONG-TERM ASSETS:
Property and equipment, net		46,266	47,123
Operating lease right-of-use assets, net		14,748	15,593
Intangible assets, net		1,733	2,064
Other assets		636	630
TOTAL ASSETS		$122,533	$135,156
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and current maturities of long-term debt		$12,012	$5,903
Current portion of finance lease obligations		2,098	2,153
Current portion of operating lease obligations		1,987	1,851
Accounts payable		15,950	20,728
Accrued liabilities		4,347	6,477
Customer deposits		2,772	16,500
Total current liabilities		39,166	53,612
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities		5,945	6,250
Long-term finance lease obligations, net of current portion		3,481	3,372
Long-term operating lease obligations, net of current portion		14,872	15,888
Other		17	15
Total long-term liabilities		24,315	25,525
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding		—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 22,259,496 and 21,840,301 shares issued as of June 30, 2024, and December 31, 2023, respectively	(1)	22	22
Treasury stock, at cost, 273,937 shares as of June 30, 2024 and December 31, 2023		(1,842)	(1,842)
Additional paid-in capital		400,377	399,336
Accumulated deficit		(339,505)	(341,497)
Total stockholders’ equity		59,052	56,019
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$122,533	$135,156

(1) Refer to Note 17 “Capitalization”, for additional information regarding the calculation of the number of shares of common stock authorized.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$ 36,452	$ 50,843	$ 74,068	$ 99,716
Cost of sales	30,886	42,510	61,865	84,407
Gross profit	5,566	8,333	12,203	15,309
OPERATING EXPENSES:
Selling, general and administrative	4,143	5,952	8,537	11,478
Intangible amortization	166	165	331	333
Total operating expenses	4,309	6,117	8,868	11,811
Operating income	1,257	2,216	3,335	3,498
OTHER EXPENSE, net:
Interest expense, net	(726)	(751)	(1,258)	(1,239)
Other, net	4	(22)	7	(24)
Total other expense, net	(722)	(773)	(1,251)	(1,263)
Net income before provision for income taxes	535	1,443	2,084	2,235
Provision for income taxes	53	28	92	51
NET INCOME	482	1,415	1,992	2,184
NET INCOME PER COMMON SHARE—BASIC:
Net income	$ 0.02	$ 0.07	$ 0.09	$ 0.10
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	21,783	21,091	21,689	20,981
NET INCOME PER COMMON SHARE—DILUTED:
Net income	$ 0.02	$ 0.07	$ 0.09	$ 0.10
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	22,003	21,409	21,904	21,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2022	21,127,130	$21	(273,937)	$(1,842)	$397,240	$(349,146)	$46,273
Stock issued under defined contribution 401(k) retirement savings plan	64,807	—	—	—	302	—	302
Share-based compensation	—	—	—	—	178	—	178
Net income	—	—	—	—	—	769	769
BALANCE, March 31, 2023	21,191,937	$21	(273,937)	$(1,842)	$397,720	$(348,377)	$47,522
Stock issued for restricted stock	408,436	1	—	—	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	71,536	—	—	—	346	—	346
Share-based compensation	—	—	—	—	231	—	231
Shares withheld for taxes in connection with issuance of restricted stock	(92,984)	—	—	—	(117)	—	(117)
Sale of common stock, net	—	—	—	—	—	—	—
Net income	—	—	—	—	—	1,415	1,415
BALANCE, June 30, 2023	21,578,925	$22	(273,937)	$(1,842)	$398,180	$(346,962)	$49,398

BALANCE, December 31, 2023	21,840,301	$22	(273,937)	$(1,842)	$399,336	$(341,497)	$56,019
Stock issued under defined contribution 401(k) retirement savings plan	107,305	—	—	—	287	—	287
Share-based compensation	—	—	—	—	225	—	225
Net income	—	—	—	—	—	1,510	1,510
BALANCE, March 31, 2024	21,947,606	$22	(273,937)	$(1,842)	$399,848	$(339,987)	$58,041
Stock issued for restricted stock	240,397	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	118,161	—	—	—	308	—	308
Share-based compensation	—	—	—	—	351	—	351
Shares withheld for taxes in connection with issuance of restricted stock	(46,668)	—	—	—	(130)	—	(130)
Net income	—	—	—	—	—	482	482
BALANCE, June 30, 2024	22,259,496	$22	(273,937)	$(1,842)	$400,377	$(339,505)	$59,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,992	$2,184
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	3,314	3,167
Deferred income taxes	2	(5)
Share-based compensation	576	409
Allowance for credit losses	(2)	16
Common stock issued under defined contribution 401(k) plan	595	648
(Gain) loss on disposal of assets	(114)	48
Changes in operating assets and liabilities:
Accounts receivable	5,061	(11,794)
AMP credit receivable	5,360	(6,729)
Contract assets	302	(273)
Inventories	(1,397)	(4,293)
Prepaid expenses and other current assets	1,111	147
Accounts payable	(4,328)	1,776
Accrued liabilities	(2,130)	1,367
Customer deposits	(13,728)	(4,190)
Other non-current assets and liabilities	(41)	75
Net cash used in operating activities	(3,427)	(17,447)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,534)	(3,977)
Proceeds from disposals of property and equipment	159	15
Net cash used in investing activities	(2,375)	(3,962)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	5,914	11,991
Proceeds from long-term debt	1,421	618
Payments on long-term debt	(681)	(607)
Payments on finance leases	(883)	(1,113)
Shares withheld for taxes in connection with issuance of restricted stock	(130)	(117)
Net cash provided by financing activities	5,641	10,772
NET DECREASE IN CASH	(161)	(10,637)
CASH beginning of the period	1,099	12,732
CASH end of the period	$938	$2,095

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

Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2024, or any other interim period, which may differ materially due to, among other things, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

The December 31, 2023 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2024 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Company Description

Through its subsidiaries, the Company is a precision manufacturer of structures, equipment and components for clean technology and other specialized applications. The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s capabilities include, but are not limited to, the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, gearbox manufacturing and repair, heat treatment, precision machining, assembly, engineering and packaging solutions. The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 40% and 50% of the Company’s revenue during the first six months of 2024 and 2023, respectively.

Liquidity

The Company typically meets its short term liquidity needs through cash generated from operations, its available cash balances, the 2022 Credit Facility (as defined below), equipment financing, access to the public and private debt and/or equity markets, and has the option to raise capital from the sale of the Company’s securities under the Company’s registration statement on Form S-3 (as discussed below), and proceeds from sales of Advanced Manufacturing Production tax credits (“AMP credits”) (discussed in Note 5 “AMP Credits” of these condensed consolidated financial statements).

See Note 8, “Debt and Credit Agreements,” of these condensed consolidated financial statements for a description of the 2022 Credit Facility and the Company’s other debt.

Debt and finance lease obligations at  June 30, 2024 totaled $23,536, which includes current outstanding debt and finance leases totaling $14,110. The Company’s outstanding debt includes $5,593 outstanding from the senior secured term loan under the 2022 Credit Facility. During the six months ended June 30, 2024, the Company borrowed on the revolving line of credit and repaid such borrowings during the period. The Company had $10,571 drawn on the revolving line of credit as of June 30, 2024. The Company’s revolving line of credit balance, if any, is included in the “Line of credit and current maturities of long-term debt” line item in the Company's condensed consolidated balance sheet.

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

On September 12, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $12,000. The Company will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. No shares of the Company’s common stock were issued under the Sales Agreement during the year ended December 31, 2023 or during the six months ended June 30, 2024. As of June 30, 2024, shares of the Company’s common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

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

During the three and six months ended June 30, 2024, the Company sold account receivables totaling $13,234 and $20,039, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $352 and $516, respectively. During the three and six months ended June 30, 2023, the Company sold account receivables totaling $9,495 and $18,807, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $184 and $315, respectively.

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

Management’s Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include inventory reserves, warranty reserves, impairment of long-lived assets, allowance for credit losses, health insurance reserves, and valuation allowances on deferred taxes. Although these estimates are based upon management’s best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from these estimates.

NOTE 2 — REVENUES

Revenues are recognized when the promised goods or services are transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenues disaggregated by revenue source for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Heavy Fabrications	$19,611	$33,944	$41,628	$65,537
Gearing	10,454	10,977	18,791	22,943
Industrial Solutions	6,463	6,270	14,456	11,692
Eliminations	(76)	(348)	(807)	(456)
Consolidated	$36,452	$50,843	$74,068	$99,716

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

During the six months ended June 30, 2024 and 2023, the Company recognized a portion of revenue within the Heavy Fabrications segment over time, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Within the Heavy Fabrications segment, the Company recognized revenue for contracts that meet over time criteria of $2,067 and $2,347 for the three and six months ended June 30, 2024, respectively. Within the Heavy Fabrications segment, the Company recognized revenue over time of $3,076 and $6,744 for the three and six months ended June 30, 2023, respectively. The Company uses labor hours as the input measure of progress for the applicable Heavy Fabrications contracts because the projects are labor intensive. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. Contract assets represent the Company’s rights to consideration for work completed but not billed at the end of the period.

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

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic earnings per share calculation:
Net income	$482	$1,415	$1,992	$2,184
Weighted average number of common shares outstanding	21,783,219	21,091,496	21,688,941	20,980,880
Basic net income per share	$0.02	$0.07	$0.09	$0.10
Diluted earnings per share calculation:
Net income	$482	$1,415	$1,992	$2,184
Weighted average number of common shares outstanding	21,783,219	21,091,496	21,688,941	20,980,880
Common stock equivalents:
Non-vested stock awards	219,859	317,031	215,515	409,351
Weighted average number of common shares outstanding	22,003,078	21,408,527	21,904,456	21,390,231
Diluted net income per share	$0.02	$0.07	$0.09	$0.10

NOTE 4 — INVENTORIES

The components of inventories as of June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30,	December 31,
	2024	2023
Raw materials	$20,028	$24,651
Work-in-process	13,372	10,390
Finished goods	7,467	4,595
	40,867	39,636
Less: Reserve	(2,065)	(2,231)
Net inventories	$38,802	$37,405

NOTE 5 — AMP CREDITS

During the three and six months ended June 30, 2024, the Company recognized gross AMP credits totaling $1,848 and $3,720, respectively, within the Heavy Fabrications segment. During the three and six months ended June 30, 2023, the Company recognized AMP credits totaling $3,567 and $6,729, respectively, within the Heavy Fabrications segment. These AMP credits were introduced as part of the Inflation Reduction Act (“IRA”), which was enacted on August 16, 2022. The IRA includes advanced manufacturing tax credits for manufacturers of eligible components, including wind components. Manufacturers of wind components qualify for the AMP credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit applies to each component produced and sold in the U.S. beginning in 2023 through 2032. Wind towers within the Company’s Heavy Fabrications segment are eligible for credits of $0.03 per watt for each wind tower produced. In calculating the eligible credit, the Company relied on the megawatt rating provided by the customers. Manufacturers who qualify for the AMP credits can apply to the Internal Revenue Service for cash refunds of the AMP credits, sell the AMP credits to third parties for cash, or apply the AMP credits against taxable income. The Company recognized the AMP credits as a reduction to cost of sales in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2024 and June 30, 2023. The assets related to the AMP credits are recognized as current assets in the “AMP credit receivable” line item in the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

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

During the six months ended June 30, 2024, the Company recognized gross AMP credits totaling $3,720 and recognized a 6.5% discount on the credits totaling $242, which was recognized in cost of sales. The Company also incurred other miscellaneous administrative costs related to the credits in the amount of $65, which have been recorded as cost of sales. Additionally, costs totaling $28 are included in the “Prepaid expenses and other current assets” line item of the Company’s condensed consolidated financial statements at June 30, 2024.

NOTE 6 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf Company, LLC completed in 2017. Intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 2 to 3 years.

As of June 30, 2024 and December 31, 2023, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	June 30, 2024					December 31, 2023
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Noncompete agreements	$170	$(170)	$—	$—	—	$170	$(170)	$—	$—	—
Customer relationships	15,979	(7,973)	(7,592)	414	1.6	15,979	(7,842)	(7,592)	545	2.1
Trade names	9,099	(7,780)	—	1,319	3.3	9,099	(7,580)	—	1,519	3.8
Intangible assets	$25,248	$(15,923)	$(7,592)	$1,733	2.9	$25,248	$(15,592)	$(7,592)	$2,064	3.3

As of June 30, 2024, estimated future amortization expense was as follows:

2024	$331
2025	661
2026	422
2027	319
Total	$1,733

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
Accrued payroll and benefits	$3,151	$5,051
Accrued property taxes	411	—
Income taxes payable	80	254
Accrued professional fees	62	140
Accrued warranty liability	277	322
Self-insured workers compensation reserve	47	21
Accrued sales tax	1	310
Accrued other	318	379
Total accrued liabilities	$4,347	$6,477

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
Line of credit	$10,571	$4,657
Other notes payable	1,793	1,361
Long-term debt	5,593	6,135
Total debt	17,957	12,153
Less: current maturities	(12,012)	(5,903)
Long-term debt, net of current maturities	$5,945	$6,250

Credit Facility

On August 4, 2022, the Company entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), which replaced its prior credit facility and provided the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. At June 30, 2024, deferred financing costs related to the 2022 Credit Facility were $308 primarily related to the revolving credit loan, which is net of accumulated amortization of $192. At December 31, 2023, deferred financing costs related to the 2022 Credit Facility were $359 which is net of accumulated amortization of $141. These costs are included in the “Other assets” line item of the Company's condensed consolidated financial statements at June 30, 2024 and December 31, 2023.

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

As of June 30, 2024, there was $16,164 of outstanding indebtedness under the 2022 Credit Facility, with the ability to borrow an additional $17,509. As of June 30, 2024, the Company was in compliance with all financial covenants under the 2022 Credit Facility. As of June 30, 2024, the effective interest rate of the senior secured revolving credit facility was 7.59% and the senior secured term loan was 7.84%. As of December 31, 2023, the effective interest rate of the senior secured revolving credit facility was 7.64% and the effective rate of the senior secured term loan was 7.89%.

Other

 In addition, the Company has outstanding notes payable for capital expenditures in the amount of $1,793 and $1,361 as of June 30, 2024 and December 31, 2023, respectively, with $359 and $163 included in the “Line of credit and current maturities of long-term debt” line item of the Company’s condensed consolidated financial statements as of June 30, 2024 and December 31, 2023, respectively. The notes payable have monthly payments that range from $1 to $20 and an interest rate of approximately 7%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from  September 2028 to May 2029.

NOTE 9 — LEASES

The Company leases certain facilities and equipment. The leases are accounted for under Accounting Standard Update 2016-02, Leases (“Topic 842”), and the Company elected to apply each available practical expedient. The discount rates used for the leases are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

The Company has elected to apply the short-term lease exception to all leases of one year or less. During the six months ended June 30, 2024 and 2023, the Company had an additional operating lease that resulted in right-of-use assets obtained in exchange for lease obligations in the amount of $29 and $0, respectively. During the six months ended June 30, 2024 and 2023, the Company had additional finance leases associated with property, plant, and equipment of $880 and $0, respectively.

Some of the Company’s facility leases include options to renew. The exercise of the renewal options is typically at the Company’s discretion. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$370	$369	$728	$739
Interest on finance lease liabilities	121	86	228	184
Total finance lease costs	491	455	956	923
Operating lease cost components:
Operating lease cost	703	689	1,345	1,393
Short-term lease cost	54	78	100	167
Variable lease cost (1)	384	178	753	523
Sublease income	(49)	(49)	(99)	(97)
Total operating lease costs	1,092	896	2,099	1,986

Total lease cost	$1,583	$1,351	$3,055	$2,909

Supplemental cash flow information related to our operating leases is as follows for the six months ended June 30, 2024 and 2023:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases			$1,679	$1,727

Weighted-average remaining lease term-finance leases at end of period (in years)			2.8	3.1
Weighted-average remaining lease term-operating leases at end of period (in years)			6.6	7.7
Weighted-average discount rate-finance leases at end of period			5.4%	5.1%
Weighted-average discount rate-operating leases at end of period			8.9%	8.8%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of June 30, 2024, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2024	$1,637	$1,683	$3,320
2025	1,477	3,454	4,931
2026	1,220	3,449	4,669
2027	929	3,151	4,080
2028	6	3,160	3,166
2029 and thereafter	1,014	7,802	8,816
Total lease payments	6,283	22,699	28,982
Less—portion representing interest	(704)	(5,840)	(6,544)
Present value of lease obligations	5,579	16,859	22,438
Less—current portion of lease obligations	(2,098)	(1,987)	(4,085)
Long-term portion of lease obligations	$3,481	$14,872	$18,353

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

NOTE 11 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of June 30, 2024, the Company has a full valuation allowance recorded against deferred tax assets. During the six months ended June 30, 2024, the Company recorded a provision for income taxes of $92, compared to a provision for income taxes of $51 during the six months ended June 30, 2023. On  August 16, 2022, Congress enacted the IRA which includes advanced manufacturing tax credits for manufacturers of eligible components, including wind components produced and sold in the U.S. beginning in 2023 through 2032. These credits will have no impact on income tax expense.

The Company files income tax returns in U.S. federal and state jurisdictions. As of June 30, 2024, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2023, the Company had federal and unapportioned state net operating loss (“NOL”) carryforwards of $290,233 of which $227,781 will generally begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

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

As of June 30, 2024, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of June 30, 2024.

NOTE 12 — SHARE-BASED COMPENSATION

There was no stock option activity during the six months ended June 30, 2024 and June 30, 2023 and no stock options were outstanding as of June 30, 2024 or June 30, 2023.

The following table summarizes the Company’s restricted stock unit and performance award activity during the six months ended June 30, 2024:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2023	687,206	$3.03
Granted	456,370	$2.72
Vested	(240,397)	$3.41
Forfeited	(46,418)	$2.98
Unvested as of June 30, 2024	856,761	$2.76

Under certain situations, shares are withheld from issuance to cover taxes for the vesting of restricted stock units and performance awards. For the six months ended June 30, 2024 and 2023, 46,668 and 92,984 shares, respectively, were withheld to cover tax obligations.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2024 and 2023, as follows:

	Six Months Ended June 30,
	2024	2023
Share-based compensation expense:
Cost of sales	$64	$69
Selling, general and administrative	512	340
Net effect of share-based compensation expense on net income	$576	$409
Reduction in earnings per share:
Basic earnings per share	$0.03	$0.02
Diluted earnings per share	$0.03	$0.02

NOTE 13 — LEGAL PROCEEDINGS AND OTHER MATTERS

Legal Proceedings

The Company is party to a variety of legal proceedings that arise in the normal course of its business. On an ongoing basis, the Company is often the subject of, or party to, various legal claims by other parties against the Company, by the Company against other parties, or involving the Company, which arise in the normal course of its business, including the claims described in Note 17, “Capitalization” of these condensed consolidated financial statements. While the results of these legal proceedings or claims cannot be predicted with certainty, management believes that the final outcome of these proceedings or claims will not have a material adverse effect, individually or in the aggregate, on the Company’s results of operations, financial condition or cash flows. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations, financial condition or cash flows. It is possible that if one or more of such matters were decided against the Company, the effects could be material to the Company’s results of operations in the period in which the Company would be required to record or adjust the related liability and could also be material to the Company’s financial condition and cash flows in the periods the Company would be required to pay such liability.

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

The Company’s segments and their product and service offerings are summarized below:

Heavy Fabrications

The Company provides large, complex and precision fabrications to customers in a broad range of industrial markets. The Company’s most significant presence is within the U.S. wind energy industry, although it has diversified into other industrial markets in order to improve capacity utilization, reduce customer concentrations, and reduce exposure to uncertainty related to governmental policies currently impacting the U.S. wind energy industry. Within the U.S. wind energy industry, the Company provides steel towers and adapters primarily to wind turbine manufacturers. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 550 towers (1,650 tower sections), sufficient to support turbines generating more than 1,500 MW of power. The Company has expanded its production capabilities and leveraged manufacturing competencies, including welding, lifting capacity and stringent quality practices, into aftermarket and original equipment manufacturer (“OEM”) components utilized in surface and underground mining, construction, material handling, oil and gas (“O&G”) and other infrastructure markets. The Company has designed and manufactures a mobile, modular pressure reducing system for the compressed natural gas virtual pipeline market. The Company manufactures components for buckets, shovels, car bodies, drill masts and other products that support mining and construction markets. In other industrial markets, the Company provides crane components, pressure vessels, frames and other structures.

Gearing

The Company provides gearing, gearboxes and precision machined components to a broad set of customers in diverse markets including surface and underground mining, wind energy, steel, material handling, infrastructure, onshore and offshore oil and gas fracking and drilling, marine, defense, and other industrial markets. The Company has manufactured loose gearing, gearboxes and systems, and provided heat treat services for aftermarket and OEM applications for a century. The Company uses an integrated manufacturing process, which includes machining and finishing processes in addition to gearbox repair in Cicero, Illinois, and heat treatment and gearbox repair in Neville Island, Pennsylvania.

Industrial Solutions

The Company provides supply chain solutions, light fabrication, inventory management and kitting and assembly services, primarily serving the combined cycle natural gas turbine market. The Company has recently expanded into the U.S. wind power generation market, by providing tower internals kitting solutions for on-site installations, as OEMs domesticate their supply chain due to lead time and reliability issues. The Company leverages a global supply chain to provide instrumentation and controls, valve assemblies, sensor devices, fuel system components, electrical junction boxes and wiring, and electromechanical devices. The Company also provides packaging solutions and fabricates panels and sub-assemblies to reduce customers’ costs and improve manufacturing velocity and reliability.

Corporate

“Corporate” includes the assets and selling, general and administrative expenses of the Company’s corporate office. “Eliminations” comprises adjustments to reconcile segment results to consolidated results.

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Basis of Presentation” of these condensed consolidated financial statements. Summary financial information by reportable segment for the three and six months ended June 30, 2024 and 2023 is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2024
Revenues from external customers	$19,611	$10,454	$6,387	$—	$—	$36,452
Intersegment revenues	—	—	76	—	(76)	—
Net revenues	19,611	10,454	6,463	—	(76)	36,452
Operating income (loss)	1,557	482	623	(1,405)	—	1,257
Depreciation and amortization	1,022	553	105	38	—	1,718
Capital expenditures	370	280	123	17	—	790

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2023
Revenues from external customers	$33,944	$10,977	$5,922	$—	$—	$50,843
Intersegment revenues	—	—	348	—	(348)	—
Net revenues	33,944	10,977	6,270	—	(348)	50,843
Operating income (loss)	3,867	348	843	(2,845)	3	2,216
Depreciation and amortization	856	556	92	58	—	1,562
Capital expenditures	2,156	739	—	17	—	2,912

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2024
Revenues from external customers	$41,628	$18,791	$13,649	$—	$—	$74,068
Intersegment revenues	—	—	807	—	(807)	—
Net revenues	41,628	18,791	14,456	—	(807)	74,068
Operating income (loss)	3,601	508	2,390	(3,164)	—	3,335
Depreciation and amortization	1,933	1,093	205	83	—	3,314
Capital expenditures	831	1,348	338	17	—	2,534

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2023
Revenues from external customers	$65,537	$22,943	$11,236	$—	$—	$99,716
Intersegment revenues	—	—	456	—	(456)	—
Net revenues	65,537	22,943	11,692	—	(456)	99,716
Operating income (loss)	6,657	929	1,465	(5,556)	3	3,498
Depreciation and amortization	1,714	1,152	186	115	—	3,167
Capital expenditures	2,818	1,124	18	17	—	3,977

	Total Assets as of
	June 30,	December 31,
Segments:	2024	2023
Heavy Fabrications	$40,558	$46,931
Gearing	45,730	48,599
Industrial Solutions	14,602	16,295
Corporate	60,100	58,487
Eliminations	(38,457)	(35,156)
	$122,533	$135,156

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

Allowance for Credit Losses

 Beginning January 1, 2023, the Company assessed and recorded an allowance for credit losses using the current expected credit loss (“CECL”) model. The adjustment for credit losses to management’s current estimate is recorded in net income as credit loss expense. All credit losses were on trade receivables and/or contract assets arising from the Company's contracts with customers. The adjustment for credit losses using this CECL model on accounts receivable and contract assets during the six months ended June 30, 2024 and 2023 was not material.

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for credit losses and its financial results. The activity in the accounts receivable allowance liability for the six months ended June 30, 2024 and 2023 consisted of the following:

	For the Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$99	$17
Bad debt expense	—	16
Other adjustments	(2)	—
Balance at end of period	$97	$33

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was a reserve for liquidated damages of $84 at  June 30, 2024 and  December 31, 2023.

NOTE 17 — CAPITALIZATION

The Company’s authorized capital stock at June 30, 2024 consisted of 45,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of undesignated stock, par value $0.001 per share. At June 30, 2024, 21,985,559 shares of common stock were outstanding and no shares of preferred stock were issued and outstanding.

On March 18, 2024, the Board of Directors of the Company (the “Board”) approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of our common stock from thirty million (30,000,000) to forty-five million (45,000,000) (the “Share Increase Amendment”), subject to the approval of such amendment by the stockholders. On May 16, 2024, an annual meeting of the stockholders was convened (the “Annual Meeting”). In the definitive proxy statement dated April 2, 2024 filed by the Company with the SEC in respect of the Annual Meeting (the “Proxy Statement”), the Board solicited the vote of the stockholders in favor of the Share Increase Amendment. The Proxy Statement stated that broker non-votes in respect of the Share Increase Amendment would be counted as votes against the amendment. However, under relevant stock exchange rules, brokers, banks and/or other nominees had discretionary authority to vote shares held in their name on behalf of beneficial owners in favor of the Share Increase Amendment if the broker, bank and/or other nominee had not received voting instruction from the beneficial owners. As such, brokers, banks and/or other nominees that had not received voting instructions from the beneficial owners of such shares may have voted in favor of the Share Increase Amendment at the Annual Meeting. Such votes, and others cast by the Company’s stockholders, were tabulated by the Company’s inspector of elections in accordance with the applicable New York Stock Exchange rules (which also applies to Nasdaq-listed companies) and based on the tabulation, the inspector of elections determined that the proposal to approve the Share Increase Amendment was adopted by the requisite vote of stockholders and certified that the proposal had passed. Following this approval, the Company filed the Share Increase Amendment with the Secretary of State on May 16, 2024, and it became effective on the same date.

Following the Annual Meeting, the Company received letters from two stockholders claiming that disclosures in the Proxy Statement regarding the authority of brokers, banks and/or other nominees to vote on the Share Increase Amendment in the absence of instructions from the beneficial owners of the applicable shares were inconsistent with how votes were tabulated and counted or that the Company mistabulated uninstructed votes of brokers, banks and/or other nominees as votes in favor of the Share Increase Amendment. The stockholders requested that the Board deem the Share Increase Amendment ineffective and make appropriate disclosure of such determination or seek valid stockholder approval of the Share Increase Amendment.

The Company believes it was and is appropriate to include the affirmative votes cast by brokers, banks and/or other nominees pursuant to their discretionary authority in the tabulation of votes in favor of the Share Increase Amendment and, thus, that the Share Increase Amendment was properly approved and is effective. However, to avoid potential future litigation risk, and to eliminate any uncertainty as to the Share Increase Amendment and the validity of shares of Common Stock that in the future may be issued by virtue of the Share Increase Amendment, the Board has determined that it is advisable and in the best interests of the Company to solicit stockholders to ratify the Share Increase Amendment at a stockholder meeting. No specific transaction was contemplated in connection with the Share Increase Amendment, and as of the date of the filing of this Form 10-Q, none of the shares authorized by the Share Increase Amendment have been issued. Further information about such meeting will be provided in a Definitive Proxy Statement to be filed with the Securities and Exchange Commission.

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

Key Financial Measures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenues	$36,452	$50,843	$74,068	$99,716
Net income	$482	$1,415	$1,992	$2,184
Adjusted EBITDA (1)	$3,642	$5,359	$7,811	$9,456
Capital expenditures	$790	$2,912	$2,534	$3,977
Free cash flow (2)	$(6,955)	$10,733	$(9,408)	$(12,603)
Operating working capital (3)	$34,252	$18,572	$34,252	$18,572
Total debt	$17,957	$20,313	$17,957	$20,313
Total orders	$18,372	$25,361	$47,368	$64,963
Backlog at end of period (4)	$139,060	$262,180	$139,060	$262,180
Book-to-bill (5)	0.5	0.5	0.6	0.7

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

(4)

Our backlog at June 30, 2024 and 2023 is net of revenue recognized over time. Backlog as of June 30, 2024 has been adjusted to reflect updated assumptions related to raw material pricing (which is a customer passthrough) and other variables.

(5)	We define the book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$482	$1,415	$1,992	$2,184
Interest expense	726	751	1,258	1,239
Income tax provision	53	28	92	51
Depreciation and amortization	1,718	1,562	3,314	3,167
Share-based compensation and other stock payments	663	567	1,165	1,060
Proxy contest-related expenses	—	1,036	(10)	1,755
Adjusted EBITDA	3,642	5,359	7,811	9,456
Changes in operating working capital	(9,966)	8,271	(14,844)	(18,097)
Capital expenditures	(790)	(2,912)	(2,534)	(3,977)
Proceeds from disposal of property and equipment	159	15	159	15
Free Cash Flow	$(6,955)	$10,733	$(9,408)	$(12,603)

OUR BUSINESS

Second Quarter Overview

We received $18,372 in new orders in the second quarter of 2024, down from $25,361 in the second quarter of 2023. Within our Heavy Fabrications segment, industrial fabrication orders decreased 47%, primarily due to reduced demand for our Pressure Reducing Systems (“PRS”) units. Partially offsetting this was an increase in orders primarily due to the timing of orders associated with wind repowering projects. Gearing segment orders decreased 19% from the prior year period primarily due to reduced demand from industrial and steel customers. Orders within our Industrial Solutions segment decreased 37% compared to the prior year quarter primarily due to a reduction in orders associated with aftermarket projects.

We recognized revenue of $36,452 in the second quarter of 2024, down 28% compared to the second quarter of 2023. Within the Heavy Fabrications segment wind tower revenue decreased 48% from the prior year period primarily due to a decrease in tower sections sold as a global wind turbine manufacturer shifted approximately half of its contracted tower section orders initially planned for 2024 into 2025. Gearing segment revenue decreased 5% relative to the comparable prior year period primarily due to reduced shipments within most markets served. Industrial Solutions segment revenue increased by 3% from the prior year period primarily due to increased shipments of aftermarket gas turbine content.

We recorded net income of $482 or $0.02 per share in the second quarter of 2024, compared to net income of $1,415 or $0.07 per share in the second quarter of 2023. This decrease in net income was primarily attributable to lower tower sales within our Heavy Fabrications segment and the corresponding decrease in the Advanced Manufacturing Production tax credits (“AMP credits”) earned. This was partially offset by the absence of proxy-contest related expenses that were recognized in the prior year quarter.

RESULTS OF OPERATIONS

Three months ended June 30, 2024, Compared to Three months ended June 30, 2023

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

	Three Months Ended June 30,				2024 vs. 2023
		% of Total		% of Total
	2024	Revenue	2023	Revenue	$ Change	% Change
Revenues	$36,452	100.0%	$50,843	100.0%	$(14,391)	(28.3)%
Cost of sales	30,886	84.7%	42,510	83.6%	(11,624)	(27.3)%
Gross profit	5,566	15.3%	8,333	16.4%	(2,767)	(33.2)%
Operating expenses
Selling, general and administrative expenses	4,143	11.4%	5,952	11.7%	(1,809)	(30.4)%
Intangible amortization	166	0.5%	165	0.3%	1	0.6%
Total operating expenses	4,309	11.8%	6,117	12.0%	(1,808)	(29.6)%
Operating income	1,257	3.4%	2,216	4.4%	(959)	(43.3)%
Other expense, net
Interest expense, net	(726)	(2.0)%	(751)	(1.5)%	25	3.3%
Other, net	4	0.0%	(22)	(0.0)%	26	118.2%
Total other expense, net	(722)	(2.0)%	(773)	(1.5)%	51	6.6%
Net income before provision for income taxes	535	1.5%	1,443	2.8%	(908)	(62.9)%
Provision for income taxes	53	0.1%	28	0.1%	25	89.3%
Net income	$482	1.3%	$1,415	2.8%	$(933)	(65.9)%

Consolidated

Revenues decreased by $14,391 as compared to the prior year period primarily due to lower sales within the Heavy Fabrications and Gearing segments, partially offset by increased sales within the Industrial Solutions segment. Wind tower revenue decreased 48% from the prior year period primarily due to a 58% decrease in tower sections sold as a global wind turbine manufacturer shifted approximately half of its contracted tower section orders initially planned for 2024 into 2025. Industrial Solutions segment revenue increased 3% from the prior year period primarily due to the increased shipments of aftermarket gas turbine content. Gearing segment revenue decreased 5% relative to the comparable prior year period, reflective of reduced shipments within most markets served.

Gross profit decreased by $2,767 when compared to the prior year period, primarily due to lower sales and the decrease in AMP credits earned, partially offset by reduced overhead costs. Operating expenses decreased from the prior year period primarily due to the absence of proxy-contest related expenses that were recognized in the prior year quarter and lower employee compensation in the current year quarter.

Net income was $482 during the three months ended June 30, 2024, compared to net income of $1,415 during the three months ended June 30, 2023. This decrease in net income was primarily due to the factors described above.

Heavy Fabrications Segment

	Three Months Ended
	June 30,
	2024	2023
Orders	$9,138	$12,363
Tower sections sold	58	138
Revenues	19,611	33,944
Operating income	1,557	3,867
Operating margin	7.9%	11.4%

Within our Heavy Fabrications segment, industrial fabrication orders decreased 47%, primarily due to reduced demand for our PRS units. Partially offsetting this was an increase in orders due to the timing of orders associated with wind repowering projects. Segment revenues decreased by 42% compared to the prior year period primarily due to a 48% decrease in wind tower revenue. The decrease in wind revenue was primarily a result of less tower sections sold, as a global wind turbine manufacturer shifted approximately half of its contracted tower section orders initially planned for 2024 into 2025. Additionally, industrial fabrication revenues decreased by 27% during the current year period primarily due to reduced shipments of our PRS units in the current year quarter.

Heavy Fabrications segment operating results decreased by $2,310 as compared to the prior year period. The decrease in operating performance was primarily a result of lower tower sales and the corresponding reduction in AMP credits recognized, as well as lower industrial fabrication revenues. These factors were partially offset by reduced overhead costs. Operating margin was 7.9% during the three months ended June 30, 2024 compared to 11.4% during the three months ended June 30, 2023 primarily due to the factors described above.

Gearing Segment

	Three Months Ended
	June 30,
	2024	2023
Orders	$4,704	$5,813
Revenues	10,454	10,977
Operating income	482	348
Operating margin	4.6%	3.2%

Gearing segment orders decreased 19% from the prior year period primarily due to reduced demand from industrial and steel customers. Gearing revenue was down 5% relative to the comparable prior year period reflective of reduced shipments within most markets served, partially offset by higher shipments to aftermarket wind customers.

Gearing segment operating income increased by $134 from the prior year period. This increase was primarily attributable to a more profitable product mix sold and cost savings, partially offset by lower sales. Operating margin was 4.6% during the three months ended June 30, 2024, an increase from 3.2% during the three months ended June 30, 2023, driven primarily by the items identified above.

Industrial Solutions Segment

	Three Months Ended
	June 30,
	2024	2023
Orders	$4,530	$7,185
Revenues	6,463	6,270
Operating income	623	843
Operating margin	9.6%	13.4%

Industrial Solutions segment orders decreased from the prior year period primarily due to a decrease in orders associated with aftermarket projects. Segment revenues increased from the prior year period primarily due to increased shipments of aftermarket gas turbine content. Operating income decreased versus the prior-year period primarily as a result of a less profitable mix of product sold and increased operating costs.

Corporate and Other

Corporate and Other expenses decreased during the three months ended June 30, 2024 compared to the prior year period primarily due to the absence of professional fees associated with the contested proxy election recognized in the prior year quarter and lower employee compensation.

Six months ended June 30, 2024, Compared to Six months ended June 30, 2023

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

	Six Months Ended June 30,				2024 vs. 2023
		% of Total		% of Total
	2024	Revenue	2023	Revenue	$ Change	% Change
Revenues	$74,068	100.0%	$99,716	100.0%	$(25,648)	(25.7)%
Cost of sales	61,865	83.5%	84,407	84.6%	(22,542)	(26.7)%
Gross profit	12,203	16.5%	15,309	15.4%	(3,106)	(20.3)%
Operating expenses
Selling, general and administrative expenses	8,537	11.5%	11,478	11.5%	(2,941)	(25.6)%
Intangible amortization	331	0.4%	333	0.3%	(2)	(0.6)%
Total operating expenses	8,868	12.0%	11,811	11.8%	(2,943)	(24.9)%
Operating income	3,335	4.5%	3,498	3.5%	(163)	(4.7)%
Other expense, net
Interest expense, net	(1,258)	(1.7)%	(1,239)	(1.2)%	(19)	(1.5)%
Other, net	7	0.0%	(24)	(0.0)%	31	129.2%
Total other expense, net	(1,251)	(1.7)%	(1,263)	(1.3)%	12	1.0%
Net income before provision for income taxes	2,084	2.8%	2,235	2.2%	(151)	(6.8)%
Provision for income taxes	92	0.1%	51	0.1%	41	80.4%
Net income	$1,992	2.7%	$2,184	2.2%	$(192)	(8.8)%

Consolidated

Revenues decreased by $25,648 as compared to the prior year period due to lower sales within the Heavy Fabrications and Gearing segments, partially offset by increased sales within the Industrial Solutions segment. Wind tower revenue decreased 44% from the prior year period primarily due to a 51% decrease in tower sections sold as a global wind turbine manufacturer shifted approximately half of its contracted tower section orders initially planned for 2024 into 2025. Industrial Solutions segment revenue increased 24% from the prior year period primarily due to increased shipments of aftermarket gas turbine content. Gearing segment revenue decreased 18% relative to the comparable prior year period reflective of reduced shipments within most markets served, partially offset by higher shipments to aftermarket wind customers.

Gross profit decreased by $3,106 when compared to the prior year period, primarily due to lower sales, partially offset by reduced overhead costs. Operating expenses decreased from the prior year period primarily as a result of the absence of proxy-contest related expenses that were recognized in the prior year period.

Net income was $1,992 during the six months ended June 30, 2024, compared to net income of $2,184 during the six months ended June 30, 2023. This decrease in net income was primarily due to the factors described above.

Heavy Fabrications Segment

	Six Months Ended
	June 30,
	2024	2023
Orders	$20,359	$32,599
Tower sections sold	136	278
Revenues	41,628	65,537
Operating income	3,601	6,657
Operating margin	8.7%	10.2%

Within our Heavy Fabrications segment, wind tower orders decreased compared to the prior year period primarily due to the timing of tower orders. Additionally, industrial fabrication orders decreased by 19% in the current year period primarily due to reduced demand for our PRS units, partially offset by improved demand from mining and industrial customers. Segment revenues decreased by 36% during the six months ended June 30, 2024 primarily due to a 44% decrease in wind tower revenue. The decrease in wind revenue was primarily a result of less tower sections sold as a global wind turbine manufacturer shifted approximately half of its contracted tower section orders initially planned for 2024 into 2025.

Heavy Fabrications segment operating results decreased by $3,056 as compared to the prior year period. The decrease in operating performance was primarily a result of lower tower sales and the corresponding reduction in AMP credits recognized. These factors were partially offset by improved operating efficiencies. Operating margin was 8.7% during the six months ended June 30, 2024 compared to 10.2% during the six months ended June 30, 2023 primarily due to the factors described above.

Gearing Segment

	Six Months Ended
	June 30,
	2024	2023
Orders	$15,150	$18,206
Revenues	18,791	22,943
Operating income	508	929
Operating margin	2.7%	4.0%

Gearing segment orders decreased 17% from the prior year period primarily due to reduced demand from O&G customers, partially offset by increased demand from aftermarket wind customers. Gearing revenue was down 18% relative to the comparable prior year period reflective of reduced shipments within most markets served, partially offset by higher shipments to aftermarket wind customers.

Gearing segment operating income decreased by $421 compared to the prior year period. This decrease was primarily attributable to lower sales, partially offset by a more profitable product mix sold and cost savings. Operating margin was 2.7% during the six months ended June 30, 2024, a decrease from 4.0% during the six months ended June 30, 2023, driven primarily by the items identified above.

Industrial Solutions Segment

	Six Months Ended
	June 30,
	2024	2023
Orders	$11,859	$14,158
Revenues	14,456	11,692
Operating income	2,390	1,465
Operating margin	16.5%	12.5%

Industrial Solutions segment orders decreased from the prior year period primarily due to reduced orders associated with aftermarket projects. Segment revenues increased from the prior year period primarily due to increased shipments of aftermarket gas turbine content. Operating income increased versus the prior-year period primarily as a result of higher sales and a more profitable mix of product sold.

Corporate and Other

Corporate and Other expenses during the six months ended June 30, 2024 decreased from the prior year period primarily due to the absence of professional fees associated with the contested proxy election recognized in the prior year quarter and lower medical costs.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

On August 4, 2022, we entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), providing the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. As of June 30, 2024, cash totaled $938, a decrease of $161 from December 31, 2023. Debt and finance lease obligations at June 30, 2024 totaled $23,536. As of June 30, 2024, we had the ability to borrow up to an additional $17,509 under the 2022 Credit Facility.

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

We also have outstanding notes payable for capital expenditures in the amount of $1,793 and $1,361 as of June 30, 2024 and December 31, 2023, respectively, with $359 and $163 included in the “Line of Credit and current maturities of long-term debt” line item of our condensed consolidated financial statements as of June 30, 2024 and December 31, 2023, respectively. The notes payable have monthly payments that range from $1 to $20 and an interest rate of approximately 7%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from September 2028 to May 2029.

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

On September 12, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agents shares of our common stock with an aggregate sales price of up to $12,000. We will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. No shares of the Company’s common stock were issued under the Sales Agreement during the year ended December 31, 2023 or six months ended June 30, 2024. As of June 30, 2024, shares of our common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

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

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023
Total cash provided by (used in):
Operating activities	$(3,427)	$(17,447)
Investing activities	(2,375)	(3,962)
Financing activities	5,641	10,772
Net decrease in cash	$(161)	$(10,637)

Operating Cash Flows

During the six months ended June 30, 2024, net cash used in operating activities totaled $3,427 compared to net cash used in operating activities of $17,447 during the prior year period. The decrease in net cash used in operating activities during the current year period was primarily attributable to proceeds from the sale of the 2023 AMP credits received during the current year period and a significant increase in accounts receivable during the prior year period due to a change in payment terms with a major customer. This was partially offset by a more significant decrease in customer deposits during the current year period.

Investing Cash Flows

During the six months ended June 30, 2024, net cash used in investing activities totaled $2,375, compared to net cash used in investing activities of $3,962 during the prior year period. The decrease in net cash used in investing activities as compared to the prior-year period was primarily due to a net decrease in purchases of property and equipment.

Financing Cash Flows

During the six months ended June 30, 2024, net cash provided by financing activities totaled $5,641, compared to net cash provided by financing activities of $10,772 during the prior year period. The decrease was primarily due to decreased net borrowings under the 2022 Credit Facility in the current year period.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the six months ended June 30, 2024 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Part I, Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward looking statements. Forward-looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following: (i) the impact of global health concerns on the economies and financial markets and the demand for our products; (ii) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants, including the advanced manufacturing tax credits, and state renewable portfolio standards as well as new or continuing tariffs on steel or other products imported into the United States; (iii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iv) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (v) the economic and operational stability of our significant customers and suppliers, including their respective supply chains, and the ability to source alternative suppliers as necessary; (vi) our ability to continue to grow our business organically and through acquisitions; (vii) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (viii) information technology failures, network disruptions, cybersecurity attacks or breaches in data security; (ix) the sufficiency of our liquidity and alternate sources of funding, if necessary; (x) our ability to realize revenue from customer orders and backlog (including our ability to finalize the terms of the remaining obligations under a supply agreement with a leading global wind turbine manufacturer); (xi) the economy and the potential impact it may have on our business, including our customers; (xii) the state of the wind energy market and other energy and industrial markets generally, including the availability of tax credits, and the impact of competition and economic volatility in those markets; (xiii) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xiv) competition from new or existing industry participants including, in particular, increased competition from foreign tower manufacturers; (xv) the effects of the change of administrations in the U.S. federal government; (xvi) our ability to successfully integrate and operate acquired companies and to identify, negotiate and execute future acquisitions; (xvii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; (xviii) the limited trading market for our securities and the volatility of market price for our securities; (xix) our outstanding indebtedness and its impact on our business activities (including our ability to incur additional debt in the future); and (xx) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements including, but not limited to, those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K under the Securities Act and as such are not required to provide information under this Item pursuant to Item 305I of Regulation S-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND, INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2024

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 23, 2012)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 6, 2020)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed May 17, 2024)
3.5	Fourth Amended and Restated Bylaws of the Company, adopted as of June 26, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2023)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer*
101

The following financial information from this Form 10-Q of Broadwind, Inc. for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BROADWIND, INC.

August 13, 2024	By:	/s/ Eric B. Blashford
Eric B. Blashford
President and Chief Executive Officer
(Principal Executive Officer)