Form 10-Q
period 2024-09-30
BROADWIND, INC.
filed 2024-11-13
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of November 8, 2024: 22,114,047.

BROADWIND, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023

ASSETS
CURRENT ASSETS:
Cash	$1,384	$1,099
Accounts receivable, net	13,361	19,231
AMP credit receivable	2,899	7,051
Contract assets	1,764	1,460
Inventories	40,381	37,405
Prepaid expenses and other current assets	2,278	3,500
Total current assets	62,067	69,746
LONG-TERM ASSETS:
Property and equipment, net	46,584	47,123
Operating lease right-of-use assets, net	14,299	15,593
Intangible assets, net	1,568	2,064
Other assets	606	630
TOTAL ASSETS	$125,124	$135,156
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and current maturities of long-term debt	$11,367	$5,903
Current portion of finance lease obligations	2,270	2,153
Current portion of operating lease obligations	2,059	1,851
Accounts payable	17,351	20,728
Accrued liabilities	4,006	6,477
Customer deposits	4,366	16,500
Total current liabilities	41,419	53,612
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	5,581	6,250
Long-term finance lease obligations, net of current portion	4,135	3,372
Long-term operating lease obligations, net of current portion	14,334	15,888
Other	14	15
Total long-term liabilities	24,064	25,525
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 22,387,984 and 21,840,301 shares issued as of September 30, 2024, and December 31, 2023, respectively	22	22
Treasury stock, at cost, 273,937 shares as of September 30, 2024 and December 31, 2023	(1,842)	(1,842)
Additional paid-in capital	400,892	399,336
Accumulated deficit	(339,431)	(341,497)
Total stockholders’ equity	59,641	56,019
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,124	$135,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$35,503	$57,163	$109,571	$156,879
Cost of sales	30,306	46,996	92,171	131,403
Gross profit	5,197	10,167	17,400	25,476
OPERATING EXPENSES:
Selling, general and administrative	3,854	4,635	12,391	16,113
Intangible amortization	165	165	496	498
Total operating expenses	4,019	4,800	12,887	16,611
Operating income	1,178	5,367	4,513	8,865
OTHER EXPENSE, net:
Interest expense, net	(1,058)	(932)	(2,316)	(2,171)
Other, net	(5)	(13)	2	(37)
Total other expense, net	(1,063)	(945)	(2,314)	(2,208)
Net income before provision for income taxes	115	4,422	2,199	6,657
Provision for income taxes	41	28	133	79
NET INCOME	74	4,394	2,066	6,578
NET INCOME PER COMMON SHARE—BASIC:
Net income	$0.00	$0.21	$0.09	$0.31
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	22,029	21,337	21,803	21,101
NET INCOME PER COMMON SHARE—DILUTED:
Net income	$0.00	$0.20	$0.09	$0.31
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	22,100	21,574	21,904	21,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2022	21,127,130	$21	(273,937)	$(1,842)	$397,240	$(349,146)	$46,273
Stock issued under defined contribution 401(k) retirement savings plan	64,807	—	—	—	302	—	302
Share-based compensation	—	—	—	—	178	—	178
Net income	—	—	—	—	—	769	769
BALANCE, March 31, 2023	21,191,937	$21	(273,937)	$(1,842)	$397,720	$(348,377)	$47,522
Stock issued for restricted stock	408,436	1	—	—	—	—	1
Stock issued under defined contribution 401(k) retirement savings plan	71,536	—	—	—	346	—	346
Share-based compensation	—	—	—	—	231	—	231
Shares withheld for taxes in connection with issuance of restricted stock	(92,984)	—	—	—	(117)	—	(117)
Sale of common stock, net	—	—	—	—	—	—	—
Net income	—	—	—	—	—	1,415	1,415
BALANCE, June 30, 2023	21,578,925	$22	(273,937)	$(1,842)	$398,180	$(346,962)	$49,398
Stock issued under defined contribution 401(k) retirement savings plan	94,875	—	—	—	330	—	330
Share-based compensation	—	—	—	—	240	—	240
Net income	—	—	—	—	—	4,394	4,394
BALANCE, September 30, 2023	21,673,800	$22	(273,937)	$(1,842)	$398,750	$(342,568)	$54,362

BALANCE, December 31, 2023	21,840,301	$22	(273,937)	$(1,842)	$399,336	$(341,497)	$56,019
Stock issued under defined contribution 401(k) retirement savings plan	107,305	—	—	—	287	—	287
Share-based compensation	—	—	—	—	225	—	225
Net income	—	—	—	—	—	1,510	1,510
BALANCE, March 31, 2024	21,947,606	$22	(273,937)	$(1,842)	$399,848	$(339,987)	$58,041
Stock issued for restricted stock	240,397	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	118,161	—	—	—	308	—	308
Share-based compensation	—	—	—	—	351	—	351
Shares withheld for taxes in connection with issuance of restricted stock	(46,668)	—	—	—	(130)	—	(130)
Net income	—	—	—	—	—	482	482
BALANCE, June 30, 2024	22,259,496	$22	(273,937)	$(1,842)	$400,377	$(339,505)	$59,052
Stock issued under defined contribution 401(k) retirement savings plan	128,488	—	—	—	284	—	284
Share-based compensation	—	—	—	—	231	—	231
Net income	—	—	—	—	—	74	74
BALANCE, September 30, 2024	22,387,984	$22	(273,937)	$(1,842)	$400,892	$(339,431)	$59,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,066	$6,578
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	4,986	4,772
Deferred income taxes	(2)	(7)
Share-based compensation	807	649
Allowance for credit losses	4	16
Common stock issued under defined contribution 401(k) plan	879	978
(Gain) loss on disposal of assets	(114)	48
Changes in operating assets and liabilities:
Accounts receivable	5,866	(24,251)
AMP credit receivable	4,152	(11,217)
Contract assets	(305)	(221)
Inventories	(2,976)	4,356
Prepaid expenses and other current assets	1,224	(162)
Accounts payable	(2,932)	(1,577)
Accrued liabilities	(2,476)	1,925
Customer deposits	(12,134)	(4,646)
Other non-current assets and liabilities	(31)	166
Net cash used in operating activities	(986)	(22,593)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,279)	(5,315)
Proceeds from disposals of property and equipment	159	15
Net cash used in investing activities	(3,120)	(5,300)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	5,262	18,518
Proceeds from long-term debt	1,540	387
Payments on long-term debt	(1,005)	(893)
Payments on finance leases	(1,276)	(994)
Shares withheld for taxes in connection with issuance of restricted stock	(130)	(117)
Net cash provided by financing activities	4,391	16,901
NET INCREASE (DECREASE) IN CASH	285	(10,992)
CASH beginning of the period	1,099	12,732
CASH end of the period	$1,384	$1,740

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

Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2024, or any other interim period, which may differ materially due to, among other things, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

The December 31, 2023 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2024 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Company Description

Through its subsidiaries, the Company is a precision manufacturer of structures, equipment and components for clean technology and other specialized applications. The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s capabilities include, but are not limited to, the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, gearbox manufacturing and repair, heat treatment, precision machining, assembly, engineering and packaging solutions. The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 43% and 51% of the Company’s revenue during the first nine months of 2024 and 2023, respectively.

Liquidity

The Company typically meets its short term liquidity needs through cash generated from operations, its available cash balances, the 2022 Credit Facility (as defined below), equipment financing, access to the public and private debt and/or equity markets, and has the option to raise capital from the sale of the Company’s securities under the Company’s registration statement on Form S-3 (as discussed below), and proceeds from any sales of Advanced Manufacturing Production tax credits (“AMP credits”) (discussed in Note 5 “AMP Credits” of these condensed consolidated financial statements).

See Note 8, “Debt and Credit Agreements,” of these condensed consolidated financial statements for a description of the 2022 Credit Facility and the Company’s other debt.

Debt and finance lease obligations at  September 30, 2024 totaled $23,353, which includes current outstanding debt and finance leases totaling $13,637. The Company’s outstanding debt includes $5,323 outstanding from the senior secured term loan under the 2022 Credit Facility. During the nine months ended September 30, 2024, the Company borrowed on the revolving line of credit and repaid such borrowings during the period. The Company had $9,919 drawn on the revolving line of credit as of September 30, 2024. The Company’s revolving line of credit balance, if any, is included in the “Line of credit and current maturities of long-term debt” line item in the Company's condensed consolidated balance sheet.

On September 22, 2023, the Company filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 12, 2023 (the “Form S-3”), replacing a prior shelf registration statement which expired on October 12, 2023. The Form S-3 will expire on October 11, 2026. This shelf registration statement, which includes a base prospectus, allows the Company to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in the prospectus supplement accompanying the base prospectus, the Company would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes.

On September 12, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $12,000. The Company will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. No shares of the Company’s common stock were issued under the Sales Agreement during the year ended December 31, 2023 or during the nine months ended September 30, 2024. As of September 30, 2024, shares of the Company’s common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

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

During the three and nine months ended September 30, 2024, the Company sold account receivables totaling $22,540 and $42,579, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $583 and $1,099, respectively. During the three and nine months ended September 30, 2023, the Company sold account receivables totaling $12,084 and $31,081, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $334 and $649, respectively.

In January 2023, the Company announced that it had entered into a supply agreement for wind tower purchases valued at approximately $175 million with a leading global wind turbine manufacturer.  Under the terms of the supply agreement, order fulfillment was to occur beginning in 2023 through year-end 2024. In early November 2023, the parties jointly agreed to shift approximately half of the contracted tower section orders initially planned for 2024 into 2025, while maintaining the total number of tower sections stipulated under the supply agreement.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Heavy Fabrications	$20,600	$38,326	$62,228	$103,864
Gearing	9,167	11,404	27,958	34,347
Industrial Solutions	5,737	7,434	20,193	19,125
Eliminations	(1)	(1)	(808)	(457)
Consolidated	$35,503	$57,163	$109,571	$156,879

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

During the nine months ended September 30, 2024 and 2023, the Company recognized a portion of revenue within the Heavy Fabrications segment over time, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Within the Heavy Fabrications segment, the Company recognized revenue for contracts that meet over time criteria of $1,373 and $3,720 for the three and nine months ended September 30, 2024, respectively. Within the Heavy Fabrications segment, the Company recognized revenue over time of $2,282 and $9,027 for the three and nine months ended September 30, 2023, respectively. The Company uses labor hours as the input measure of progress for the applicable Heavy Fabrications contracts because the projects are labor intensive. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. Contract assets represent the Company’s rights to consideration for work completed but not billed at the end of the period.

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

NOTE 3 — EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic earnings per share calculation:
Net income	$74	$4,394	$2,066	$6,578
Weighted average number of common shares outstanding	22,028,854	21,336,957	21,803,073	21,100,876
Basic net income per share	$0.00	$0.21	$0.09	$0.31
Diluted earnings per share calculation:
Net income	$74	$4,394	$2,066	$6,578
Weighted average number of common shares outstanding	22,028,854	21,336,957	21,803,073	21,100,876
Common stock equivalents:
Non-vested stock awards	71,582	237,054	100,741	350,197
Weighted average number of common shares outstanding	22,100,436	21,574,011	21,903,814	21,451,073
Diluted net income per share	$0.00	$0.20	$0.09	$0.31

NOTE 4 — INVENTORIES

The components of inventories as of September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30,	December 31,
	2024	2023
Raw materials	$21,686	$24,651
Work-in-process	12,634	10,390
Finished goods	8,554	4,595
	42,874	39,636
Less: Reserve	(2,493)	(2,231)
Net inventories	$40,381	$37,405

NOTE 5 — AMP CREDITS

During the three and nine months ended September 30, 2024, the Company recognized gross AMP credits totaling $3,132 and $6,852, respectively, within the Heavy Fabrications segment. During the three and nine months ended September 30, 2023, the Company recognized AMP credits totaling $4,488 and $11,217, respectively, within the Heavy Fabrications segment. These AMP credits were introduced as part of the Inflation Reduction Act (“IRA”), which was enacted on August 16, 2022. The IRA includes advanced manufacturing tax credits for manufacturers of eligible components, including wind components. Manufacturers of wind components qualify for the AMP credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit applies to each component produced and sold in the U.S. beginning in 2023 through 2032. Wind towers within the Company’s Heavy Fabrications segment are eligible for credits of $0.03 per watt for each wind tower produced. In calculating the eligible credit, the Company relied on the megawatt rating provided by the customers. Manufacturers who qualify for the AMP credits can apply to the Internal Revenue Service for cash refunds of the AMP credits, sell the AMP credits to third parties for cash, or apply the AMP credits against taxable income. The Company recognized the AMP credits as a reduction to cost of sales in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and September 30, 2023. The assets related to the AMP credits are recognized as current assets in the “AMP credit receivable” line item in the Company’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

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

During the nine months ended September 30, 2024, the Company recognized gross AMP credits totaling $6,852 and recognized a 6.5% discount on the credits totaling $445, which was recognized in cost of sales. The Company also incurred other miscellaneous administrative costs related to the credits in the amount of $64, which have been recorded as cost of sales. Additionally, costs totaling $42 are included in the “Prepaid expenses and other current assets” line item of the Company’s condensed consolidated financial statements at September 30, 2024.

NOTE 6 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf Company, LLC completed in 2017. Intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 1 to 3 years.

As of September 30, 2024 and December 31, 2023, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	September 30, 2024					December 31, 2023
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Noncompete agreements	$170	$(170)	$—	$—	—	$170	$(170)	$—	$—	—
Customer relationships	15,979	(8,038)	(7,592)	349	1.3	15,979	(7,842)	(7,592)	545	2.1
Trade names	9,099	(7,880)	—	1,219	3.0	9,099	(7,580)	—	1,519	3.8
Intangible assets	$25,248	$(16,088)	$(7,592)	$1,568	2.7	$25,248	$(15,592)	$(7,592)	$2,064	3.3

As of September 30, 2024, estimated future amortization expense was as follows:

2024	$165
2025	662
2026	422
2027	319
Total	$1,568

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
Accrued payroll and benefits	$2,549	$5,051
Accrued property taxes	598	—
Income taxes payable	140	254
Accrued professional fees	73	140
Accrued warranty liability	241	322
Self-insured workers compensation reserve	14	21
Accrued sales tax	2	310
Accrued other	389	379
Total accrued liabilities	$4,006	$6,477

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
Line of credit	$9,919	$4,657
Other notes payable	1,706	1,361
Long-term debt	5,323	6,135
Total debt	16,948	12,153
Less: current maturities	(11,367)	(5,903)
Long-term debt, net of current maturities	$5,581	$6,250

Credit Facility

On August 4, 2022, the Company entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), which replaced its prior credit facility and provided the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. At September 30, 2024, deferred financing costs related to the 2022 Credit Facility were $283 primarily related to the revolving credit loan, which is net of accumulated amortization of $217. At December 31, 2023, deferred financing costs related to the 2022 Credit Facility were $359 which is net of accumulated amortization of $141. These costs are included in the “Other assets” line item of the Company's condensed consolidated financial statements at September 30, 2024 and December 31, 2023.

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

As of September 30, 2024, there was $15,242 of outstanding indebtedness under the 2022 Credit Facility, with the ability to borrow an additional $17,614. As of September 30, 2024, the Company was in compliance with all financial covenants under the 2022 Credit Facility. As of September 30, 2024, the effective interest rates of the senior secured revolving credit facility and the senior secured term loan was 7.08% and 7.33%, respectively. As of December 31, 2023, the effective interest rate of the senior secured revolving credit facility and the effective rate of the senior secured term loan were 7.64% and 7.89%, respectively.

Other

 In addition, the Company has outstanding notes payable for capital expenditures in the amount of $1,706 and $1,361 as of September 30, 2024 and December 31, 2023, respectively, with $365 and $163 included in the “Line of credit and current maturities of long-term debt” line item of the Company’s condensed consolidated financial statements as of September 30, 2024 and December 31, 2023, respectively. The notes payable have monthly payments that range from $1 to $20 and an interest rate of approximately 7%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from  September 2028 to June 2029.

NOTE 9 — LEASES

The Company leases certain facilities and equipment. The leases are accounted for under Accounting Standard Update 2016-02, Leases (“Topic 842”), and the Company elected to apply each available practical expedient. The discount rates used for the leases are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

The Company has elected to apply the short-term lease exception to all leases of one year or less. During the nine months ended September 30, 2024 and 2023, the Company had additional operating leases that resulted in right-of-use assets obtained in exchange for lease obligations in the amount of $29 and $65, respectively. During the nine months ended September 30, 2024 and 2023, the Company had additional finance leases associated with property, plant, and equipment of $1,376 and $780, respectively.

Some of the Company’s facility leases include options to renew. The exercise of the renewal options is typically at the Company’s discretion. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$356	$229	$1,084	$968
Interest on finance lease liabilities	112	108	340	292
Total finance lease costs	468	337	1,424	1,260
Operating lease cost components:
Operating lease cost	676	698	2,021	2,091
Short-term lease cost	40	122	140	289
Variable lease cost (1)	386	283	1,139	806
Sublease income	(50)	(49)	(149)	(146)
Total operating lease costs	1,052	1,054	3,151	3,040

Total lease cost	$1,520	$1,391	$4,575	$4,300

Supplemental cash flow information related to our operating leases is as follows for the nine months ended September 30, 2024 and 2023:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases			$2,518	$2,592

Weighted-average remaining lease term-finance leases at end of period (in years)			3.0	3.4
Weighted-average remaining lease term-operating leases at end of period (in years)			6.4	7.5
Weighted-average discount rate-finance leases at end of period			5.4%	6.1%
Weighted-average discount rate-operating leases at end of period			8.9%	8.9%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of September 30, 2024, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2024	$1,274	$842	$2,116
2025	1,767	3,455	5,222
2026	1,510	3,449	4,959
2027	1,213	3,151	4,364
2028	952	3,160	4,112
2029 and thereafter	520	7,804	8,324
Total lease payments	7,236	21,861	29,097
Less—portion representing interest	(831)	(5,468)	(6,299)
Present value of lease obligations	6,405	16,393	22,798
Less—current portion of lease obligations	(2,270)	(2,059)	(4,329)
Long-term portion of lease obligations	$4,135	$14,334	$18,469

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

NOTE 11 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of September 30, 2024, the Company has a full valuation allowance recorded against deferred tax assets. During the nine months ended September 30, 2024, the Company recorded a provision for income taxes of $133, compared to a provision for income taxes of $79 during the nine months ended September 30, 2023. On  August 16, 2022, Congress enacted the IRA which includes advanced manufacturing tax credits for manufacturers of eligible components, including wind components produced and sold in the U.S. beginning in 2023 through 2032. These credits will have no impact on income tax expense.

The Company files income tax returns in U.S. federal and state jurisdictions. As of September 30, 2024, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2023, the Company had federal and unapportioned state net operating loss (“NOL”) carryforwards of $290,233 of which $227,781 will generally begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

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

As of September 30, 2024, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of September 30, 2024.

NOTE 12 — SHARE-BASED COMPENSATION

There was no stock option activity during the nine months ended September 30, 2024 and September 30, 2023 and no stock options were outstanding as of September 30, 2024 or September 30, 2023.

The following table summarizes the Company’s restricted stock unit and performance award activity during the nine months ended September 30, 2024:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2023	687,206	$3.03
Granted	456,370	$2.72
Vested	(240,397)	$3.41
Forfeited	(46,418)	$2.98
Unvested as of September 30, 2024	856,761	$2.76

Under certain situations, shares are withheld from issuance to cover taxes for the vesting of restricted stock units and performance awards. For the nine months ended September 30, 2024 and 2023, 46,668 and 92,984 shares, respectively, were withheld to cover tax obligations.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023, as follows:

	Nine Months Ended September 30,
	2024	2023
Share-based compensation expense:
Cost of sales	$86	$94
Selling, general and administrative	721	555
Net effect of share-based compensation expense on net income	$807	$649
Reduction in earnings per share:
Basic earnings per share	$0.04	$0.03
Diluted earnings per share	$0.04	$0.03

NOTE 13 — LEGAL PROCEEDINGS AND OTHER MATTERS

Legal Proceedings

The Company is party to a variety of legal proceedings that arise in the normal course of its business. On an ongoing basis, the Company is often the subject of, or party to, various legal claims by other parties against the Company, by the Company against other parties, or involving the Company, which arise in the normal course of its business. While the results of these legal proceedings or claims cannot be predicted with certainty, management believes that the final outcome of these proceedings or claims will not have a material adverse effect, individually or in the aggregate, on the Company’s results of operations, financial condition or cash flows. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations, financial condition or cash flows. It is possible that if one or more of such matters were decided against the Company, the effects could be material to the Company’s results of operations in the period in which the Company would be required to record or adjust the related liability and could also be material to the Company’s financial condition and cash flows in the periods the Company would be required to pay such liability.

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

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024-03,“Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Incomes Statement Expenses,” which serves to improve the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses in commonly presented expense captions. This guidance will be effective for annual periods beginning after December 15, 2026. The Company is currently evaluating the impact that the updated guidance will have on its consolidated financial statements.

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Basis of Presentation” of these condensed consolidated financial statements. Summary financial information by reportable segment for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2024
Revenues from external customers	$20,600	$9,167	$5,736	$—	$—	$35,503
Intersegment revenues	—	—	1	—	(1)	—
Net revenues	20,600	9,167	5,737	—	(1)	35,503
Operating income (loss)	2,230	(78)	462	(1,436)	—	1,178
Depreciation and amortization	999	534	109	29	—	1,671
Capital expenditures	588	123	24	10	—	745

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2023
Revenues from external customers	$38,326	$11,404	$7,433	$—	$—	$57,163
Intersegment revenues	—	—	1	—	(1)	—
Net revenues	38,326	11,404	7,434	—	(1)	57,163
Operating income (loss)	5,791	265	846	(1,535)	—	5,367
Depreciation and amortization	896	563	94	52	—	1,605
Capital expenditures	1,098	190	31	19	—	1,338

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2024
Revenues from external customers	$62,228	$27,958	$19,385	$—	$—	$109,571
Intersegment revenues	—	—	808	—	(808)	—
Net revenues	62,228	27,958	20,193	—	(808)	109,571
Operating income (loss)	5,832	429	2,852	(4,600)	—	4,513
Depreciation and amortization	2,932	1,627	315	112	—	4,986
Capital expenditures	1,419	1,471	362	27	—	3,279

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2023
Revenues from external customers	$103,864	$34,347	$18,668	$—	$—	$156,879
Intersegment revenues	—	—	457	—	(457)	—
Net revenues	103,864	34,347	19,125	—	(457)	156,879
Operating income (loss)	12,448	1,194	2,311	(7,091)	3	8,865
Depreciation and amortization	2,610	1,715	280	167	—	4,772
Capital expenditures	3,916	1,314	49	36	—	5,315

	Total Assets as of
	September 30,	December 31,
Segments:	2024	2023
Heavy Fabrications	$44,253	$46,931
Gearing	44,796	48,599
Industrial Solutions	14,576	16,295
Corporate	57,784	58,487
Eliminations	(36,285)	(35,156)
	$125,124	$135,156

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

Allowance for Credit Losses

 Beginning January 1, 2023, the Company assessed and recorded an allowance for credit losses using the current expected credit loss (“CECL”) model. The adjustment for credit losses to management’s current estimate is recorded in net income as credit loss expense. All credit losses were on trade receivables and/or contract assets arising from the Company's contracts with customers. The adjustment for credit losses using this CECL model on accounts receivable and contract assets during the nine months ended  September 30, 2024 and 2023 was not material.

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for credit losses and its financial results. The activity in the accounts receivable allowance liability for the nine months ended September 30, 2024 and 2023 consisted of the following:

	For the Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$99	$17
Credit loss expense	6	59
Write-offs	—	(38)
Other adjustments	(2)	(5)
Balance at end of period	$103	$33

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. The reserve for liquidated damages at  September 30, 2024 and  December 31, 2023 was insignificant.

NOTE 17 — CAPITALIZATION

At the Special Meeting of Stockholders held on October 23, 2024, the Company’s stockholders approved the ratification of the approval by the Company’s stockholders, filing and effectiveness of the certificate of amendment to the Company’s Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 16, 2024, and the increase in the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 30,000,000 to 45,000,000, effected thereby, as more particularly described in the Company’s definitive proxy statement filed with the SEC on August 30, 2024.

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

Key Financial Measures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenues	$35,503	$57,163	$109,571	$156,879
Net income	$74	$4,394	$2,066	$6,578
Adjusted EBITDA (1)	$3,366	$7,585	$11,176	$17,039
Capital expenditures	$745	$1,338	$3,279	$5,315
Free cash flow (2)	$4,848	$(1,167)	$(4,561)	$(13,772)
Operating working capital (3)	$32,025	$25,986	$32,025	$25,986
Total debt	$16,948	$26,324	$16,948	$26,324
Total orders	$22,975	$15,890	$70,343	$80,853
Backlog at end of period (4)	$124,298	$220,755	$124,298	$220,755
Book-to-bill (5)	0.6	0.3	0.6	0.5

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

(4)

Our backlog at September 30, 2024 and 2023 is net of revenue recognized over time. Backlog as of September 30, 2024 has been adjusted to reflect updated assumptions related to raw material pricing (which is a customer passthrough) and other variables.

(5)	We define the book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$74	$4,394	$2,066	$6,578
Interest expense	1,058	932	2,316	2,171
Income tax provision	41	28	133	79
Depreciation and amortization	1,671	1,605	4,986	4,772
Share-based compensation and other stock payments	522	603	1,685	1,660
Proxy contest-related expenses	—	23	(10)	1,779
Adjusted EBITDA	3,366	7,585	11,176	17,039
Changes in operating working capital	2,227	(7,414)	(12,617)	(25,511)
Capital expenditures	(745)	(1,338)	(3,279)	(5,315)
Proceeds from disposal of property and equipment	—	—	159	15
Free Cash Flow	$4,848	$(1,167)	$(4,561)	$(13,772)

OUR BUSINESS

Third Quarter Overview

We received $22,975 in new orders in the third quarter of 2024, up from $15,890 in the third quarter of 2023. Within our Heavy Fabrications segment, orders increased primarily due to the timing of orders associated with wind repowering projects. Partially offsetting this was a 56% decrease in industrial fabrication orders, primarily due to reduced industrial and mining demand. Orders within our Industrial Solutions segment increased 52% compared to the prior year quarter primarily due to an increase in orders associated with new gas turbine projects. Gearing segment orders increased 46% from the prior year period primarily due to improved demand from most markets served.

We recognized revenue of $35,503 in the third quarter of 2024, down 38% compared to the third quarter of 2023. Within the Heavy Fabrications segment wind tower revenue decreased 45% from the prior year period primarily due to a decrease in tower sections sold as a global wind turbine manufacturer shifted approximately half of its contracted tower section orders initially planned for 2024 into 2025. Additionally, industrial fabrication revenues decreased primarily due to reduced shipments of our Pressure Reducing Systems (“PRS”) units from the prior year period. Gearing segment revenue decreased 20% relative to the comparable prior year period primarily due to reduced shipments to oil and gas (“O&G”) customers, partially offset by increased shipments to industrial customers. Industrial Solutions segment revenue decreased by 23% from the prior year period primarily due to reduced shipments to international customers.

We recorded net income of $74 or $0.00 per share in the third quarter of 2024, compared to net income of $4,394 or $0.21 per share in the third quarter of 2023. This decrease in net income was primarily attributable to lower tower sales within our Heavy Fabrications segment and the corresponding decrease in the Advanced Manufacturing Production tax credits (“AMP credits”) earned.

RESULTS OF OPERATIONS

Three months ended September 30, 2024, Compared to Three months ended September 30, 2023

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

	Three Months Ended September 30,				2024 vs. 2023
		% of Total		% of Total
	2024	Revenue	2023	Revenue	$ Change	% Change
Revenues	$35,503	100.0%	$57,163	100.0%	$(21,660)	(37.9)%
Cost of sales	30,306	85.4%	46,996	82.2%	(16,690)	(35.5)%
Gross profit	5,197	14.6%	10,167	17.8%	(4,970)	(48.9)%
Operating expenses
Selling, general and administrative expenses	3,854	10.9%	4,635	8.1%	(781)	(16.9)%
Intangible amortization	165	0.5%	165	0.3%	—	0.0%
Total operating expenses	4,019	11.3%	4,800	8.4%	(781)	(16.3)%
Operating income	1,178	3.3%	5,367	9.4%	(4,189)	(78.1)%
Other expense, net
Interest expense, net	(1,058)	(3.0)%	(932)	(1.6)%	(126)	(13.5)%
Other, net	(5)	(0.0)%	(13)	(0.0)%	8	61.5%
Total other expense, net	(1,063)	(3.0)%	(945)	(1.7)%	(118)	(12.5)%
Net income before provision for income taxes	115	0.3%	4,422	7.7%	(4,307)	(97.4)%
Provision for income taxes	41	0.1%	28	0.0%	13	46.4%
Net income	$74	0.2%	$4,394	7.7%	$(4,320)	(98.3)%

Consolidated

Revenues decreased by $21,660 as compared to the prior year period as we experienced a drop in revenue across all three operating segments. Within our Heavy Fabrications segment, wind tower revenue decreased 45% from the prior year period primarily due to a 54% decrease in tower sections sold as a global wind turbine manufacturer shifted approximately half of its contracted tower section orders initially planned for 2024 into 2025. In addition, industrial fabrications revenue decreased by 50% due largely to reduced sales of our PRS units. Gearing segment revenue decreased 20% relative to the comparable prior year period, reflective of reduced shipments to O&G customers, partially offset by increased shipments to industrial customers. Industrial Solutions segment revenue decreased 23% from the prior year period primarily due to reduced shipments to international customers.

Gross profit decreased by $4,970 when compared to the prior year period, primarily due to lower sales and the decrease in AMP credits earned. Operating expenses decreased from the prior year period primarily due to lower incentive compensation and commissions in the current year quarter.

Net income was $74 during the three months ended September 30, 2024, compared to net income of $4,394 during the three months ended September 30, 2023. This decrease in net income was primarily due to the factors described above.

Heavy Fabrications Segment

	Three Months Ended
	September 30,
	2024	2023
Orders	$11,147	$8,009
Tower sections sold	87	190
Revenues	20,600	38,326
Operating income	2,230	5,791
Operating margin	10.8%	15.1%

Within our Heavy Fabrications segment, orders increased 39% from the prior year period as wind orders increased primarily due to the timing of orders associated with wind repowering projects. Partially offsetting this was a 56% decrease in industrial fabrication orders, primarily due to reduced demand from industrial and mining customers. Segment revenues decreased by 46% compared to the prior year period primarily due to a 45% decrease in wind tower revenue. The decrease in wind tower revenue was primarily a result of less tower sections sold, as a global wind turbine manufacturer shifted approximately half of its contracted tower section orders initially planned for 2024 into 2025. Additionally, industrial fabrication revenues decreased by 50% during the current year period primarily due to reduced shipments of our PRS units in the current year quarter.

Heavy Fabrications segment operating income decreased by $3,561 as compared to the prior year period. The decrease in operating performance was primarily a result of lower tower sales and the corresponding reduction in AMP credits recognized, as well as lower industrial fabrication revenues. These factors were partially offset by reduced overhead costs. Operating margin was 10.8% during the three months ended September 30, 2024 compared to 15.1% during the three months ended September 30, 2023 primarily due to the factors described above.

Gearing Segment

	Three Months Ended
	September 30,
	2024	2023
Orders	$4,396	$3,005
Revenues	9,167	11,404
Operating (loss) income	(78)	265
Operating margin	(0.9)%	2.3%

Gearing segment orders increased 46% from the prior year period primarily due to improved demand from most markets served. Gearing revenue was down 20% relative to the comparable prior year period reflective of reduced shipments to O&G customers, partially offset by higher shipments to industrial customers.

Gearing segment operating income decreased by $343 from the prior year period. This decrease was primarily attributable to lower sales, partially offset by a more profitable product mix sold and cost savings. Operating margin was (0.9%) during the three months ended September 30, 2024, a decrease from 2.3% during the three months ended September 30, 2023, driven primarily by the items identified above.

Industrial Solutions Segment

	Three Months Ended
	September 30,
	2024	2023
Orders	$7,432	$4,876
Revenues	5,737	7,434
Operating income	462	846
Operating margin	8.1%	11.4%

Industrial Solutions segment orders increased from the prior year period primarily due to an increase in orders associated with new gas turbine projects. Segment revenues decreased from the prior year period primarily due to decreased shipments to international customers. Operating income decreased versus the prior-year period primarily as a result of lower sales.

Corporate and Other

Corporate and Other expenses decreased during the three months ended September 30, 2024 compared to the prior year period primarily due to lower employee compensation.

Nine months ended September 30, 2024, Compared to Nine months ended September 30, 2023

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

	Nine Months Ended September 30,				2024 vs. 2023
		% of Total		% of Total
	2024	Revenue	2023	Revenue	$ Change	% Change
Revenues	$109,571	100.0%	$156,879	100.0%	$(47,308)	(30.2)%
Cost of sales	92,171	84.1%	131,403	83.8%	(39,232)	(29.9)%
Gross profit	17,400	15.9%	25,476	16.2%	(8,076)	(31.7)%
Operating expenses
Selling, general and administrative expenses	12,391	11.3%	16,113	10.3%	(3,722)	(23.1)%
Intangible amortization	496	0.5%	498	0.3%	(2)	(0.4)%
Total operating expenses	12,887	11.8%	16,611	10.6%	(3,724)	(22.4)%
Operating income	4,513	4.1%	8,865	5.7%	(4,352)	(49.1)%
Other expense, net
Interest expense, net	(2,316)	(2.1)%	(2,171)	(1.4)%	(145)	(6.7)%
Other, net	2	0.0%	(37)	(0.0)%	39	105.4%
Total other expense, net	(2,314)	(2.1)%	(2,208)	(1.4)%	(106)	(4.8)%
Net income before provision for income taxes	2,199	2.0%	6,657	4.2%	(4,458)	(67.0)%
Provision for income taxes	133	0.1%	79	0.1%	54	68.4%
Net income	$2,066	1.9%	$6,578	4.2%	$(4,512)	(68.6)%

Consolidated

Revenues decreased by $47,308 as compared to the prior year period primarily due to lower sales within the Heavy Fabrications and Gearing segments, partially offset by increased sales within the Industrial Solutions segment. Wind revenue decreased 44% from the prior year period primarily due to a 52% decrease in tower sections sold as a global wind turbine manufacturer shifted approximately half of its contracted tower section orders initially planned for 2024 into 2025. Gearing segment revenue decreased 19% relative to the comparable prior year period reflective of reduced shipments within most markets served, but most significantly within O&G. This was partially offset by higher shipments to aftermarket wind customers. Industrial Solutions segment revenue increased 6% from the prior year period primarily due to increased shipments of new and aftermarket gas turbine content, partially offset by reduced shipments to international customers.

Gross profit decreased by $8,076 when compared to the prior year period, primarily due to lower sales, partially offset by reduced overhead costs. Operating expenses decreased from the prior year period primarily as a result of the absence of proxy-contest related expenses that were recognized in the prior year period.

Net income was $2,066 during the nine months ended September 30, 2024, compared to net income of $6,578 during the nine months ended September 30, 2023. This decrease in net income was primarily due to the factors described above.

Heavy Fabrications Segment

	Nine Months Ended
	September 30,
	2024	2023
Orders	$31,506	$40,608
Tower sections sold	223	468
Revenues	62,228	103,864
Operating income	5,832	12,448
Operating margin	9.4%	12.0%

Within our Heavy Fabrications segment, orders decreased 22% primarily due to reduced demand for our PRS units. These decreases were partially offset by an increase in orders associated with wind repowering projects. Segment revenues decreased by 40% during the nine months ended September 30, 2024 primarily due to a 44% decrease in wind tower revenue. The decrease in wind revenue was primarily a result of less tower sections sold as a global wind turbine manufacturer shifted approximately half of its contracted tower section orders initially planned for 2024 into 2025.

Heavy Fabrications segment operating income decreased by $6,616 as compared to the prior year period. The decrease in operating performance was primarily a result of lower tower sales and the corresponding reduction in AMP credits recognized. These factors were partially offset by reduced overhead costs. Operating margin was 9.4% during the nine months ended September 30, 2024 compared to 12.0% during the nine months ended September 30, 2023 primarily due to the factors described above.

Gearing Segment

	Nine Months Ended
	September 30,
	2024	2023
Orders	$19,546	$21,211
Revenues	27,958	34,347
Operating income	429	1,194
Operating margin	1.5%	3.5%

Gearing segment orders decreased 8% from the prior year period primarily due to reduced demand from O&G customers, partially offset by increased demand from aftermarket wind customers. Gearing segment revenue decreased 19% relative to the comparable prior year period reflective of reduced shipments within most markets served, but most significantly within O&G. This was partially offset by higher shipments to aftermarket wind customers.

Gearing segment operating income decreased by $765 compared to the prior year period. This decrease was primarily attributable to lower sales, partially offset by a more profitable product mix sold and cost savings. Operating margin was 1.5% during the nine months ended September 30, 2024, a decrease from 3.5% during the nine months ended September 30, 2023, driven primarily by the items identified above.

Industrial Solutions Segment

	Nine Months Ended
	September 30,
	2024	2023
Orders	$19,291	$19,034
Revenues	20,193	19,125
Operating income	2,852	2,311
Operating margin	14.1%	12.1%

Industrial Solutions segment orders increased from the prior year period primarily due to improved orders associated with new gas turbine projects, partially offset by reduced orders associated with aftermarket projects. Segment revenues increased from the prior year period primarily due to increased shipments of aftermarket gas turbine content, partially offset by reduced shipments to international customers. Operating income increased versus the prior-year period primarily as a result of higher sales and a more profitable mix of product sold.

Corporate and Other

Corporate and Other expenses during the nine months ended September 30, 2024 decreased from the prior year period primarily due to the absence of professional fees associated with the contested proxy election recognized in the prior year quarter and lower employee compensation costs.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

On August 4, 2022, we entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), providing the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. As of September 30, 2024, cash totaled $1,384, an increase of $285 from December 31, 2023. Debt and finance lease obligations at September 30, 2024 totaled $23,353. As of September 30, 2024, we had the ability to borrow up to an additional $17,614 under the 2022 Credit Facility.

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

We also have outstanding notes payable for capital expenditures in the amount of $1,706 and $1,361 as of September 30, 2024 and December 31, 2023, respectively, with $365 and $163 included in the “Line of Credit and current maturities of long-term debt” line item of our condensed consolidated financial statements as of September 30, 2024 and December 31, 2023, respectively. The notes payable have monthly payments that range from $1 to $20 and an interest rate of approximately 7%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from September 2028 to June 2029.

On September 22, 2023, we filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 12, 2023 (the “Form S-3”), replacing a prior shelf registration statement which expired on October 12, 2023. The Form S-3 will expire on October 11, 2026. This shelf registration statement, which includes a base prospectus, allows us to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in the prospectus supplement accompanying the base prospectus, we would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes.

On September 12, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agents shares of our common stock with an aggregate sales price of up to $12,000. We will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. No shares of the Company’s common stock were issued under the Sales Agreement during the year ended December 31, 2023 or nine months ended September 30, 2024. As of September 30, 2024, shares of our common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

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

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023
Total cash (used in) provided by:
Operating activities	$(986)	$(22,593)
Investing activities	(3,120)	(5,300)
Financing activities	4,391	16,901
Net increase (decrease) in cash	$285	$(10,992)

Operating Cash Flows

During the nine months ended September 30, 2024, net cash used in operating activities totaled $986 compared to net cash used in operating activities of $22,593 during the prior year period. The decrease in net cash used in operating activities during the current year period was primarily attributable to proceeds from the sale of the 2023 AMP credits received during the current year period, in addition to a decrease in accounts receivable during the current year period compared to a significant increase in accounts receivable during the prior year period due to a change in payment terms with a major customer. This was partially offset by a more significant decrease in customer deposits during the current year period.

Investing Cash Flows

During the nine months ended September 30, 2024, net cash used in investing activities totaled $3,120, compared to net cash used in investing activities of $5,300 during the prior year period. The decrease in net cash used in investing activities as compared to the prior-year period was primarily due to a net decrease in purchases of property and equipment.

Financing Cash Flows

During the nine months ended September 30, 2024, net cash provided by financing activities totaled $4,391, compared to net cash provided by financing activities of $16,901 during the prior year period. The decrease was primarily due to decreased net borrowings under the 2022 Credit Facility in the current year period.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the nine months ended September 30, 2024 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2024

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
101

The following financial information from this Form 10-Q of Broadwind, Inc. for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BROADWIND, INC.

November 13, 2024	By:	/s/ Eric B. Blashford
Eric B. Blashford
President and Chief Executive Officer
(Principal Executive Officer)