Form 10-K
period 2024-12-31
BROADWIND, INC.
filed 2025-03-05
CIK 1120370

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
For the fiscal year ended December 31, 2024
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

As of June 30, 2024 the aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant was approximately $58,970,000, based upon the $3.28 per share closing sale price of the Registrant’s common stock as reported on the NASDAQ Capital Market. For purposes of this calculation, the Registrant’s directors and executive officers and holders of 5% or more of the Registrant’s outstanding shares of voting common stock have been assumed to be affiliates, with such affiliates holding an aggregate of 4,007,000 shares of the Registrant’s voting common stock on June 30, 2024.

The number of shares of the Registrant’s common stock, par value $0.001, outstanding as of February 28, 2025, was 22,319,652.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

BROADWIND, INC.

FORM 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains “forward looking statements”— that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward looking statements. Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following:(i) the impact of global health concerns on the economies and financial markets and the demand for our products; (ii) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants, including the advanced manufacturing tax credits, and state renewable portfolio standards as well as new or continuing tariffs on steel or other products imported into the United States; (iii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iv) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (v) the economic and operational stability of our significant customers and suppliers, including their respective supply chains, and the ability to source alternative suppliers as necessary; (vi) our ability to continue to grow our business organically and through acquisitions; (vii) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (viii) information technology failures, network disruptions, cybersecurity attacks or breaches in data security; (ix) the sufficiency of our liquidity and alternate sources of funding, if necessary; (x) our ability to realize revenue from customer orders and backlog (including our ability to finalize the terms of the remaining obligations under a supply agreement with a leading global wind turbine manufacturer); (xi) the economy and the potential impact it may have on our business, including our customers; (xii) the state of the wind energy market and other energy and industrial markets generally, including the availability of tax credits, and the impact of competition and economic volatility in those markets; (xiii) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xiv) competition from new or existing industry participants including, in particular, increased competition from foreign tower manufacturers; (xv) the effects of the change of administrations in the U.S. federal government; (xvi) our ability to successfully integrate and operate acquired companies and to identify, negotiate and execute future acquisitions; (xvii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; (xviii) the effects of proxy contests and actions of activist stockholders; (xix) the limited trading market for our securities and the volatility of market price for our securities; (xx) our outstanding indebtedness and its impact on our business activities (including our ability to incur additional debt in the future); and (xxi) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

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

Heavy Fabrications

We provide large, complex and precision fabrications to customers in a broad range of industrial markets. Our most significant presence is within the U.S. wind energy industry, although we have diversified into other industrial markets in order to improve our capacity utilization, reduce our customer concentration, and reduce our exposure to uncertainty related to governmental policies currently impacting the U.S. wind energy industry. Within the U.S. wind energy industry, we provide steel towers and repowering adapters primarily to wind turbine manufacturers. Our production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 550 towers (1650 tower sections), sufficient to support turbines generating more than 1.7 GW of power (assuming a 3 MW tower). We have expanded our production capabilities and leveraged our manufacturing competencies, including welding, lifting capacity and stringent quality practices, into aftermarket and original equipment manufacturer (“OEM”) components utilized in surface and underground mining, construction, material handling, oil and gas (“O&G”) and other infrastructure markets. We have designed and manufacture a mobile, modular pressure reducing system (“PRS”) for the compressed natural gas virtual pipeline market. We manufacture components for buckets, shovels, car bodies, drill masts and other products that support mining and construction markets. In other industrial markets, we provide crane components, pressure vessels, frames and other structures.

Gearing

We provide gearing, gearboxes and precision machined components to a broad set of customers in diverse markets including; surface and underground mining, wind energy, steel, material handling, infrastructure, onshore and offshore O&G fracking and drilling, marine, defense, and other industrial markets. We provide gearbox repair services and have manufactured loose gearing, gearboxes and systems, and provided heat treat services for aftermarket and OEM applications for a century. While a significant portion of our business is manufactured to our customer’s specifications, we employ design and metallurgical engineers to meet our customer’s stringent quality requirements, to improve product performance and reliability and to develop custom products that are integrated into our customer’s product offerings.

Industrial Solutions

We provide supply chain solutions, light fabrication, inventory management, kitting and assembly services, primarily serving the combined cycle natural gas turbine market. We have recently expanded into the U.S. wind power generation market, by providing tower internals kitting solutions for on-site installations, as OEMs domesticate their supply chain due to lead time and reliability issues. We leverage a global supply chain to provide instrumentation & controls, valve assemblies, sensor devices, fuel system components, electrical junction boxes & wiring, and electromechanical devices. We also provide packaging solutions and fabricate panels and sub-assemblies to reduce our customers’ costs, improve manufacturing velocity and reliability.

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
-Pulp and Paper
-Material Handling
-Marine
-Waste Processing
-Defense

Products	-Wind Towers/Adaptors	-Loose Gearing	-Supply Chain Solutions
	-Industrial Fabrications:	-Custom Gearboxes	-Inventory Management
	Mining Components	-Gearbox Repair	-Kitting and Assembly
	Crane Components	-Heat Treat Services	-Solar Inverter Racks
	Pressure Reducing Systems	-Precision Machining	-Solar Powered Shelters/Charging Stations
Other Frames/Structures
Pressure Vessels

Business and Operating Strategy

We intend to capitalize on the markets for wind energy, gas turbines, O&G, mining, and other industrial verticals in North America by leveraging our core competencies in welding, manufacturing, assembling and kitting. Our strategic objectives include the following:

●

Diversify our customer and product line concentrations. In 2024, sales derived from our top five customers represented 73% of total sales and sales into the wind energy industry represented 44% of total sales. This is an improvement as compared to 2019, when our top five customers comprised 79% of total sales and sales in the wind energy industry represented 66% of total sales. To reduce the concentration of our sales, we have focused our product development activities and our sales force on expanding and diversifying our customer base and product lines. We are leveraging existing customer relationships within each of our segments to cross sell our broad portfolio of capabilities. We utilize a stage gate model for new product development, which provides a framework for evaluating opportunities and commercialization. Additionally, we continue to use new customer and product revenues as metrics within our variable executive compensation programs. Our diversification efforts are impacted in part by the end-market demand outlook.

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

●

Pursue opportunistic acquisitions as well as organic investments. In addition to existing business and operating strategies, we are endeavoring to identify, and opportunistically execute on, accretive acquisitions and organic investments that will allow us to achieve further growth. Our investment criteria for opportunistic acquisitions as well as organic investments include, among other things, our ability to: improve manufacturing competencies, support our existing capacity utilization strategy, enhance our diversification strategy and/or augment our penetration into renewable markets.  Additionally, we are developing new variations of our PRS unit which supplies compressed natural gas to regions without established infrastructure as part of the virtual pipeline. We believe that execution of our investment strategy provides significant opportunity to generate stockholder value, through profitable growth and leveraging a significant unrealized economic asset, over $295 million of net operating losses (“NOLs”) as of December 31, 2024 which can be used to cover future prospective tax liabilities.

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

CUSTOMERS

We manufacture products for a variety of customers in the wind energy, O&G, gas turbine, mining, and other industrial markets. Within the wind energy industry, our customer base consists primarily of wind turbine manufacturers who supply end users and wind farm operators with wind turbines, and wind gearbox re-manufacturers who use our replacement gears in their replacement gearboxes. The wind turbine market is very concentrated. According to Wood Mackenzie Power & Renewables 2024 industry data, the top two wind turbine manufacturers comprised approximately 91% of the U.S. market. As a result, although we have historically produced towers for a broad range of wind turbine manufacturers, in any given year a limited number of customers have accounted for the majority of our revenues. Within the O&G and mining industries, our customer base consists of manufacturers of hydraulic fracturing and mud pumps, drilling and production equipment, mining equipment, and off highway vehicles. Within the gas turbine industry, our customers supply end-users with natural gas turbines and after-market replacement and efficiency upgrade packages. Within our other industrial markets served, our customer base includes steel producers, ship builders, and manufacturers of material handling, pulp and paper and other power generation equipment. Sales to GE Vernova represented greater than 10% of our consolidated revenues for the years ended December 31, 2024 and 2023. The loss of this customer could have a material adverse effect on our business, results of operation or financial condition. As a result, we have an ongoing initiative to diversify our customer base.

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

Imports from China and Vietnam have declined following a determination by the U.S. International Trade Commission (“USITC”) in 2013 that wind towers from those countries were being sold in the U.S. at less than fair value. As a result of the determination, the U.S. Department of Commerce (“USDOC”) issued antidumping and countervailing duty orders on imports of wind towers from China and an antidumping duty order on imports of towers from Vietnam. In May 2018, the U.S. Court of Appeals affirmed the decision from the U.S. Court of International Trade but excluded CS Wind Vietnam from the antidumping order. In April 2019, the USDOC extended the term of these duties for an additional five-year period. Following a renewed surge of tower imports from countries not impacted by existing duties, in July 2020, the USDOC issued antidumping and countervailing duty orders on imports of wind towers from Canada, Indonesia, and Vietnam—including CS Wind Vietnam—and an antidumping order on imports of towers from Korea. The Indonesia countervailing duty order was later revoked after an appeal to the U.S. Court of International Trade (“CIT”). Then in September 2020, a new trade case was brought before the USDOC and USITC, to assess whether wind towers imported from India, Malaysia, and Spain were being sold in the U.S. at less than fair value. The USDOC and USITC issued affirmative final determinations in all three antidumping (India, Malaysia, and Spain) and two countervailing duty cases (India and Malaysia). The USDOC imposed orders for two cases in August 2021 and the remainder in December 2021. Appeals of the Canada and Korea antidumping determinations are currently pending at the U.S. Court of Appeals for the Federal Circuit. In July 2025, the USITC and USDOC will conduct a required “five-year review” of the trade orders on Canada, Indonesia, Korea, and Vietnam to determine whether the orders should be revoked.

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

BACKLOG

We sell our towers under either supply agreements or individual purchase orders (“POs”), depending on the size and duration of the purchase commitment. Under the supply agreements, we typically receive a purchase commitment for towers to be delivered in future fiscal quarters, then receive POs on a periodic basis depending upon the customer’s forecast of production volume requirements within the contract terms. For our Gearing and Industrial Solutions segments, sales are generally based on individual POs. As of December 31, 2024, the dollar amount of our backlog based on unfulfilled POs and supply agreements was approximately $125 million. This represents a 31% decrease from the backlog at December 31, 2023. Backlog as of December 31, 2024 and 2023 is net of revenue recognized over time as described in Note 2, “Revenues” of our consolidated financial statements.

SEASONALITY

The majority of our business is not affected by seasonality.

EMPLOYEES

We had 411 U.S.-based employees at December 31, 2024, of which 366 were in manufacturing related functions and 45 were in administrative functions. As of December 31, 2024, approximately 18% of our employees were covered by collective bargaining agreements with local unions in our Cicero, Illinois and Neville Island, Pennsylvania locations. We anticipate that the collective bargaining agreements with our union members will be renewed through contract renegotiation near the contract expiration dates, although there can be no assurance that any such agreements will be concluded. The collective bargaining agreement with the Neville Island union was renegotiated in November 2022 and is expected to remain in effect through October 2026. A four-year collective bargaining agreement in regard to the Cicero, Illinois facility was negotiated in February 2022 and is expected to remain in effect through February 2026. We believe that our relationship with our employees is generally positive. The table below summarizes our employees as of December 31, 2024:

Number of Employees As of
Segment	December 31, 2024
Heavy Fabrications	238
Gearing	112
Industrial Solutions	50
Corporate	11
Total	411

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

QUALITY CONTROL

We have a long-standing focus on processes for ensuring the manufacture of high-quality products. To achieve high standards of production and operational quality, we implement strict and extensive quality control and inspections throughout our production processes. We maintain internal quality controls over all core manufacturing processes and carry out quality assurance inspections at the completion of each major manufacturing step to ensure the quality of our products. The manufacturing process at our Gearing segment, for example, involves transforming forged steel into precision gears through cutting, heat treating, testing and finishing. We inspect and test raw materials before they enter the assembly process, retest the raw materials after rough machining, test the functioning of gear teeth and cores after thermal treatment and accuracy test final outputs for compliance with product specifications. We believe our investment in industry leading heat treatment, high precision machining, specialized grinding technologies and cutting-edge welding has contributed to our high product reliability and the consistent performance of our products under varying operating conditions. All of our core operating facilities are ISO 9001:2015 certified. Our Gearing segment is also AS9100D certified as of August 2024 and has the ability to produce aerospace components. Additionally, our Gearing and Heavy Fabrications segments completed International Traffic in Arms Regulations registrations in 2024 to protect the intellectual property of our defense customers. We will continue our efforts to achieve the highest quality standards.

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

In analyzing our liquidity, an important short-term metric is our use of operating working capital (“OWC”) in relation to revenue. OWC is comprised of A/R and inventories, net of A/P and customer deposits. Our OWC at December 31, 2024 was $19,287, or 14% of trailing three months of sales annualized, compared to December 31, 2023, when OWC was $19,408, or 10% of trailing three months of sales annualized.  The decrease in OWC was driven primarily by lower accounts receivable balances.

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

The global markets for wind turbines and our other manufactured industrial components are rapidly evolving technologically. Our component manufacturing equipment and technology may not be suited for future generations of products being developed by wind turbine companies. As turbines grow in size, particularly to support the development of offshore windfarms, tower manufacturing becomes more complicated and may require investments in new manufacturing equipment. For example, some wind turbine manufacturers are using wind turbine towers made partially or wholly from concrete instead of steel. Additionally, we continue to evaluate the implementation of emerging technologies such as generative artificial intelligence and machine learning into our products and services. Such technologies present unique business opportunities along with rapidly changing legal and regulatory risks, and we may not be able to anticipate vulnerabilities, flaws or security threats resulting from the use of such technology and develop adequate protection measures. To maintain a successful business in our field, we must keep pace with technological developments and the changing standards of our customers and potential customers and meet their constantly evolving demands. If we fail to adequately respond to the technological changes in our industry, make the necessary capital investments or are not suited to provide components for new types of wind turbines, our business, financial condition and operating results may be adversely affected.

We are substantially dependent on a few significant customers and the ordering levels for our products may vary based on customer needs. Further, we face significant risks associated with changes in our relationship with these significant customers.

Historically, the majority of our revenues are highly concentrated with a limited number of customers. Some of the markets we serve have a limited number of customers. In 2024, one customer, GE Vernova, accounted for more than 10% of our consolidated revenues, and our five largest customers accounted for 73% of our consolidated revenues. Certain of our customers have periodically expressed their intent to scale back, delay or restructure existing customer agreements, which has led to reduced revenues from these customers and periodic deviations in expected ordering levels. It is possible that this may occur again in the future. Additionally, not all of our customers make purchases every year. As a result, our operating profits and gross margins have historically been negatively affected by significant variability in production levels, which has created production volume inefficiencies in our operations and cost structures. Because of this variability, we believe that comparisons of our operating results in any particular quarterly period may not be a reliable indicator of future performance.

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

Changes of administration in the U.S. federal government may affect our business in a manner that currently cannot be reliably predicted, especially given the potentially significant changes to various laws and regulations that affect us. These uncertainties may include changes in laws and policies in areas such as corporate taxation, taxation and tariffs on imports of internationally sourced products, international trade including trade treaties such as the United States-Mexico-Canada Agreement, environmental protection and workplace safety laws, labor and employment law, immigration and health care. For example, President Trump has indicated that his administration is likely to impose significant tariffs on imported goods. The imposition of such tariffs may strain international trade relations or impact costs of raw materials. Additionally, an advisory commission, the “Department of Government Efficiency” was announced to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential change in budgetary priorities could adversely affect individual programs and delay purchasing or payment decisions by certain of our customers. All of these uncertainties may individually or in the aggregate materially and adversely affect our business, results of operations or financial condition.

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

We depend on the services of unionized labor and have collective bargaining agreements with certain of our operations workforce at our Cicero, Illinois and Neville Island, Pennsylvania Gearing facilities. The loss of the services of these and other personnel, whether through terminations, attrition, labor strike or otherwise, or a material change in our collective bargaining agreements, including a significant increase in labor costs, could have a material adverse impact on us and our future profitability. In November 2022, a four-year collective bargaining agreement was ratified by the collective bargaining union in our Neville Island facility and will remain in effect through October 2026. A four-year collective bargaining agreement in regard to the Cicero, Illinois facility was negotiated in February 2022, and is expected to remain in effect through February 2026. Any failure to negotiate and conclude a new collective bargaining agreement with a union when the applicable agreement expires could result in strikes, boycotts, or other labor disruptions. As of December 31, 2024, these collective bargaining units represented approximately 18% of our workforce.

Our ability to hire and retain qualified personnel at competitive cost could adversely affect our business.

Many of the products we sell, and related services that we provide require that we have skilled labor in our manufacturing facilities. The availability of labor in the markets in which we operate has declined in recent years and competition for such labor has increased, especially under current inflationary pressures. A significant increase in wages paid by competitors, both within and outside the energy industry, for such work force could result in insufficient availability of workers or increase our labor costs, or both. In the event prevailing wage rates continue to increase in the markets in which we operate, we may be required to concurrently increase the wages paid to our employees to maintain the quality of our workforce and customer service. If the supply of skilled labor is constrained or our costs of attracting and maintaining a workforce increase, our profit margins could decrease, and our growth potential and brand image could be impaired.

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

Cybersecurity incidents could disrupt our business and result in the compromise of confidential information and changes in information security and privacy laws, regulations, policies and contractual obligations could adversely affect our business.

Our business is at risk from and may be impacted by information security incidents, including attempts to gain unauthorized access to our confidential data and data systems, ransomware, malware, business email compromise, phishing attacks, and other electronic security events, which are increasing in frequency and sophistication. Such incidents can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. They can also result from internal compromises, such as human error, or malicious acts. While we seek to employ measures to prevent, detect, and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber event. Cybersecurity incidents could disrupt our business and compromise confidential information belonging to us and third parties.

Certain of our suppliers and third parties we transact business with may receive information provided by us or by our customers and may also be at risk and impacted by cybersecurity incidents. If these third parties fail to adhere to adequate data security practices, or in the event of a breach of their networks, our own and our customers’ data may be improperly accessed, used or disclosed. Further, these third parties may incorporate generative artificial intelligence into their operations, and these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection.

Additionally, the legal and regulatory environment surrounding information security and privacy in the U.S. and international jurisdictions is constantly evolving. Violation or non-compliance with any of these laws or regulations could have a material adverse effect on our business, reputation and financial conditions, as well as subject us to significant fines, third party damages and other liability.

See Item 1C of this Form 10-K, “Cybersecurity,” for more information on our cybersecurity risk management and governance.

Recent increases in inflation and interest rates in the United States and elsewhere could adversely affect our business.

We are exposed to fluctuations in inflation and interest rates, which could negatively affect our business, financial condition and results of operations. The United States and other jurisdictions have recently experienced high levels of inflation. If the inflation rate continues to increase, it will likely continue to affect our expenses, including, but not limited to, employee compensation and labor expenses and increased costs for supplies, and we may not be successful in offsetting such cost increases. In addition, historically we have carried a significant amount of variable rate debt which is subject to fluctuations in interest rates. Certain government agencies, including the U.S. Treasury, have previously implemented and may implement policies that have resulted and may continue to result in significantly increased interest rates and borrowing costs. Recent increases in interest rates will result in increased interest expense to the extent we cannot limit our debt balances. A severe or prolonged economic downturn, whether due to inflationary pressures, increased interest rates, or otherwise, could result in a variety of risks to our business, including weakened demand for our products.

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

We continue to seek to strategically diversify and grow the business to improve operational efficiency and meet customer demand. Our diversification efforts into natural gas turbine power generation (also known as aeroderivatives), defense, mining, precision machining, O&G and other power generation markets may require additional investments in personnel, equipment and operational infrastructure. Moreover, although we have historically participated in most of these lines of business, there is no assurance that we will be able to grow our presence in these markets at a rate sufficient to compensate for a potentially weaker wind energy market. If we are unable to further penetrate these markets, our plans to diversify our operations may not be successful and our anticipated future growth may be adversely affected.

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

Although we have experience in the gas turbine, O&G and mining industry markets, these markets have not historically been our primary focus. In further diversifying our business to serve these markets, we face competitors who may have more resources, longer operating histories and more well-established relationships than we do, and we may not be able to successfully or profitably generate additional business opportunities in these industries. Moreover, if we are able to successfully diversify into these markets, our businesses may be exposed to risks associated with these industries, which could adversely affect our future earnings and growth. These risks include, among other things:

●	Variability in the prices and relative demand for oil, gas, minerals and other commodities;
●	The cyclical nature of certain markets (i.e., the O&G market);
●	Changes in domestic and global political and economic conditions affecting the O&G and mining industries;
●	Changes in technology;
●	Changes in the price and availability of alternative fuels and energy sources and changes in energy consumption or supply; and
●	Changes in federal, state and local regulations, including, among other regulations, relating to hydraulic fracturing and greenhouse gas emissions.

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

Our growth strategy includes acquiring complementary businesses. In regards to any other future acquisitions, we could fail to identify, finance or complete suitable acquisitions on acceptable terms and prices, particularly with interest rates at comparatively high levels. Acquisitions and the related integration processes could increase a number of risks, including diversion of operations personnel, financial personnel and management’s attention, difficulties in integrating systems and operations, potential loss of key employees and customers of the acquired companies and exposure to unanticipated liabilities. The price we pay for a business may exceed the value realized and we cannot provide any assurance that we will realize the expected synergies and benefits of any acquisitions. Our discovery of, or failure to discover, material issues during due diligence investigations of acquisition targets, either before closing with regard to potential risks of the acquired operations, or after closing with regard to the timely discovery of breaches of representations, warranties or covenants, could materially harm our business. Our failure to meet the challenges involved in integrating a new business to realize the anticipated benefits of an acquisition could cause an interruption or loss of momentum in our existing activities and could adversely affect our profitability. Acquisitions also may result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could diminish our reported earnings and operating results.

We are subject to risks associated with proxy contests and other actions of activist stockholders.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as governance changes, financial restructurings, increased borrowings, special dividends, stock repurchases or even sales of assets or entire companies to third parties or the activists themselves. In 2023, WM Argyle Fund, LLC (“WM Argyle”) submitted a notice to the Board of Directors (the “Board”) purporting to nominate a slate of six candidates for election as directors at our 2023 Annual Meeting of Stockholders. We did not reach an agreement with WM Argyle in connection with its nomination, and there was a contested election at the Company’s 2023 Annual Meeting of Stockholders, in which none of WM Argyle’s candidates were elected as directors. The cumulative cost to the Company of responding to the proxy contest was approximately $1.8 million. We value input from all stockholders and remain open to ongoing engagement with our stockholders.

A proxy contest or related activities on the part of activist stockholders could adversely affect our business for a number of reasons, including, without limitation, the following:

●

Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board, management and our employees;

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
●

A successful proxy contest could result in a change in control of our Board, and such an event could subject us to certain contractual obligations under several key agreements, including our existing Amended and Restated 2015 Equity Incentive Plan (as amended, the “2015 EIP”), and underlying award agreements and certain employment and lease agreements;

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

FINANCIAL RISKS

We have generated substantial net losses since our inception.

Historically, we have had several years in which we have experienced operating losses. We have incurred significant costs in connection with the development of our businesses, and because we have operated at low-capacity utilization in certain facilities, there is no assurance that we will generate sufficient revenues to offset anticipated operating costs. Although we anticipate deriving revenues from the sale of our products, no assurance can be given that these products can be sold on a profitable basis. We cannot give any assurance that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

Our PPP Loans were forgiven, but we may still be subject to audit and any resulting adverse audit findings of non-compliance could result in the repayment of a portion or all of the PPP Loans and may restrict our flexibility in operating our business or otherwise adversely affect our results of operations.

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

Our common stock trades on the Nasdaq Capital Market. Historically, we have not had an active trading market for our common stock. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. The market price and level of trading of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, our limited trading volume, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our business and the general state of the securities market, as well as general economic, political and market conditions and other factors that may affect our future results.  In 2024, the closing price of our common stock varied from a high of $4.42 per share to a low of $1.55 per share. Stockholders may have incurred substantial losses with regard to any investment in our common stock adversely affecting stockholder confidence.

Limitations on our ability to utilize our NOLs may negatively affect our financial results.

We may not be able to utilize all of our NOLs. For financial statement presentation, all benefits associated with the NOL carryforwards have been reserved; therefore, this potential asset is not reflected on our balance sheet. To the extent available, we will use any NOL carryforwards to reduce the U.S. corporate income tax liability associated with our operations. However, if we do not achieve sufficient profitability prior to their expiration, we will not be able to fully utilize our NOLs to offset income. Section 382 of the IRC (“Section 382”) generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. Our ability to utilize NOL carryforwards and built-in losses may be limited, under Section 382 or otherwise, by our issuance of common stock or by other changes in ownership of our stock. After analyzing Section 382 in 2010, we determined that aggregate changes in our stock ownership had triggered an annual limitation of NOL carryforwards and built-in losses available for utilization to $14,284 per annum. Although this event limited the amount of pre ownership change date NOLs and built- in losses we can utilize annually, it does not preclude us from fully utilizing our current NOL carryforwards prior to their expiration. However, subsequent changes in our stock ownership could further limit our ability to use our NOL carryforwards and our income could be subject to taxation earlier than it would if we were able to use NOL carryforwards and built-in losses without an annual limitation, which could result in lower profits. To address these concerns, in February 2013 we adopted a Section 382 Stockholder Rights Plan, which was subsequently approved by our stockholders and extended in 2016, 2019, and 2022 for additional three-year periods (as amended, the “Rights Plan”), designed to preserve our substantial tax assets associated with NOL carryforwards under Section 382. The Rights Plan is intended to deter any person or group from being or becoming the beneficial owner of 4.9% or more of our common stock and thereby triggering a further limitation of our available NOL carryforwards. On February 3, 2025, the Board approved an amendment which included an extension of the Rights Plan for an additional three years. The amendment is subject to approval by our stockholders at our 2025 Annual Meeting of Stockholders. See Note 14, “Income Taxes” of our consolidated financial statements for further discussion of our Rights Plan. There can be no assurance that the Rights Plan will be effective in protecting our NOL carryforwards or that it will be approved by our stockholders at our 2025 Annual Meeting of Stockholders. Additionally, because the Rights Plan subjects any person that acquires 4.9% of our common stock without the Board’s permission to significant dilution, it could make it harder for a third party to acquire us without the consent of the Board. In particular, the Rights Plan may deter a third party from completing or even initiating an acquisition of the Company, which may prevent stockholders from realizing a control premium from a potential acquirer, or from otherwise maximizing stockholder value.

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

The IRA also includes AMP credits for manufacturers of eligible components, including wind and solar components. Manufacturers qualify for the AMP credits based on the electricity output for each component produced and sold in the US starting in 2023 through 2032. The credit amount varies based on the eligible component, which includes solar components, wind energy components, inverters, qualifying battery components, and critical minerals. Tower manufacturers are eligible for credits of $0.03 per watt for applicable components produced. Manufacturers can elect a direct pay option where they can receive a payment equal to the full value of the tax credits from the Internal Revenue Service anytime during the ten-year period. That election lasts for five years, after which the AMP credits can be used against tax obligations or transferred to third parties in exchange for cash. We expect certain financial benefits as a result of tax incentives provided by the IRA. If these expected financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected. Any modifications to the law or its effects arising, for example, through (i) technical guidance and regulations from the IRS and U.S. Treasury Department, (ii) subsequent amendments to or interpretations of the law, and/or (iii) future laws or regulations rendering certain provisions of the IRA less effective or ineffective, in whole or in part, could result in material adverse changes to the benefits we have recognized and expect to recognize.

Several significant administrative law cases were decided by the U.S. Supreme Court in 2024, most notably Loper Bright Enterprises V. Raimondo. In Loper Bright, the U.S. Supreme Court held that the U.S. Administrative Procedure Act requires that courts exercise their independent judgment when deciding whether a federal agency has acted within its statutory authority, and not to defer to an agency interpretation solely because a statute is ambiguous. These decisions may result in additional legal challenges to regulations and guidance issued by federal regulatory agencies, including the IRS, which the Company relies on and intends to rely on in the future. Successful challenges of certain regulations, any increased regulatory uncertainty, or delays or other impacts to the federal agency rulemaking process could adversely impact our business and operations.

RPSs generally require or encourage state regulated electric utilities to supply a certain proportion of electricity from renewable energy sources or to devote a certain portion of their plant capacity to renewable energy generation. Typically, utilities comply with such standards by qualifying for renewable energy credits evidencing the share of electricity that was produced from renewable sources. Under many state standards, these renewable energy credits can be unbundled from their associated energy and traded in a market system, allowing generators with insufficient credits to meet their applicable state mandate. These standards have spurred significant growth in the wind energy industry and a corresponding increase in the demand for our products. Currently, the majority of states have RPSs in place and certain states have voluntary utility commitments to supply a specific percentage of their electricity from renewable sources. The enactment of RPSs in additional states or any changes to existing RPSs (including changes due to the failure to extend or renew the federal incentives described above), or the enactment of a federal RPS or imposition of other greenhouse gas regulations, may impact the demand for our products. We cannot assure that government support for renewable energy will continue including any assurance regarding the adoption of any of the clean energy provisions of former President Biden’s Build Back Better agenda. The elimination of, or reduction in, state or federal government policies that support renewable energy could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

Changes to trade regulation, quotas, duties or tariffs, and sanctions caused by changing U.S. and geopolitical policies, may impact our competitive position or adversely impact our margins.

Renewed surges of unfairly traded imports continue to threaten our business segments.  If existing antidumping and countervailing duty orders were removed or revoked we would expect a renewed surge of unfairly traded imports. While future trade actions on inputs such as steel may affect our pricing, the continued presence of unfairly traded imports in the market may hamper our ability to pass those price increases along. Additionally, the existence of government subsidies available to our competitors in certain countries may affect our ability to compete on a price basis.

Additionally, the war in Ukraine has led to economic sanctions imposed against Russia by the U.S. and certain European nations, including a prohibition on doing business with certain Russian companies which may have led to, or may lead to, certain retaliatory trade restrictions from Russia. Such sanctions may impact companies in many sectors and has lead to volatility of prices in the global energy industry and disruption and volatility in the U.S. and global markets. There is a possibility that such sanctions or trade restrictions may be expanded, or new sanctions or trade restrictions may be imposed by the U.S., Russia, China or other countries, which could further disrupt supply chains and increase volatility of pricing. The extent and duration of the war and extent and strength of the sanctions are still developing, and the corresponding effect on the Company remains uncertain. Certain other geopolitical conflicts, including the war between Israel and Hamas has also lead to material disruptions to certain supply chains and volatility in prices.

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

We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of currently and formerly owned, leased or operated properties, or properties to which hazardous substances or wastes were sent by current or former operators at our current or former facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. Several of our facilities have a history of industrial operations, and contaminants have been detected at some of our facilities. The presence of contamination from hazardous substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or use our properties as collateral for financing. We also could be held liable under third-party claims for property damage, natural resource damage or personal injury and for penalties and other damages under such environmental laws and regulations, which could have a material adverse effect on our business, financial condition and results of operations. During 2024, we did not incur significant remediation costs or penalties related to environmental matters.

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

For more information on the Company’s cybersecurity-related risks, see Item 1A, Risk Factors, of this Form 10-K.

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

The Board of Directors exercises direct oversight of strategic risks to the Company. The Board has delegated the responsibility for cybersecurity oversight to the Audit Committee. The Audit Committee’s responsibilities include reviewing and discussing with management the strategies, process and controls pertaining to the management of information technology operations, including cybersecurity risks and information security. The Director of Information Technology reports to the Audit Committee annually and more frequently, as needed, on cybersecurity matters, including the cybersecurity threat landscape, key metrics demonstrating the overall management of our cybersecurity risk and risk management program, related key initiatives, enterprise program framework alignment, annual risk mitigation strategy, and review of cybersecurity incidents. Our Board is committed to maintaining a well-informed and cybersecurity-aware posture, engaging through regular and requested updates on our strategy and evolving threat landscape.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Cicero, Illinois, a suburb located west of Chicago, Illinois. In addition, the Subsidiaries own or lease operating facilities, which are presented by operating segment as follows (information below is as of December 31, 2024).

		Owned /	Approximate
Operating Segment and Facility Type	Location	Leased	Square Footage
Heavy Fabrications (1)
Tower Manufacturing	Manitowoc, WI	Leased	214,000
Tower Manufacturing	Abilene, TX	Owned	175,000
Industrial Fabrications Manufacturing	Manitowoc, WI	Leased	92,000
Gearing and Corporate
Gearing System Manufacturing—Machining and Corporate Administration	Cicero, IL	Leased	301,000
Gearing System Manufacturing—Heat Treatment and Gearbox Repair	Neville Island, PA	Owned	52,000
Industrial Solutions
Industrial Solutions Manufacturing	Sanford, NC	Leased	105,000

(1)	The Heavy Fabrications segment listing does not include the tower storage yards of 40 acres in Manitowoc, WI and 25 acres in Abilene, TX.

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

	Common Stock
	High	Low
2024
First quarter	$2.70	$2.22
Second quarter	4.42	2.08
Third quarter	3.66	2.07
Fourth quarter	2.23	1.55

	Common Stock
	High	Low
2023
First quarter	$5.92	$1.77
Second quarter	5.20	3.35
Third quarter	4.59	3.10
Fourth quarter	3.46	2.05

The closing price for our common stock as of February 28, 2025 was $1.57. As of February 28, 2025, there were 50 holders of record of our common stock.

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

Repurchases

There were no repurchases of our equity securities made during the years ended December 31, 2024 and 2023.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities for the years ended December 31, 2024 or 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for information as of December 31, 2024 with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

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

(Dollar amounts are presented in thousands, except per share data and unless otherwise stated)

We booked $107,813 in net new orders in 2024, up from $101,060 in 2023. Within our Heavy Fabrications segment, orders increased 7% over the prior year reflecting an increase in orders associated with wind repowering projects, partially offset by a decrease in industrial fabrication product line orders primarily due to reduced demand for our PRS units. Gearing segment orders increased 7% from the prior year primarily due to improved demand from industrial and aftermarket wind customers, partially offset by reduced demand from O&G customers. Industrial Solutions segment orders increased by 6% in 2024 from the prior year primarily due to an increase in orders associated with new gas turbine projects, partially offset by reduced demand for aftermarket projects.

We recognized revenue of $143,136 in 2024, down 30% from revenue of $203,477 in 2023. Heavy Fabrications segment revenues decreased 38% primarily due to a 41% decrease in wind revenue as a global wind turbine manufacturer shifted approximately half of its contracted tower section orders initially planned for 2024 into 2025. Additionally, industrial fabrication product line revenues decreased primarily due to lower shipments of our PRS units in the current year. Gearing segment revenue decreased 22% relative to 2023 primarily due to reduced shipments to O&G and steel customers, partially offset by increased shipments to aftermarket wind customers. Industrial Solutions segment revenue increased 4% from the prior year primarily due to increased shipments to new and aftermarket gas turbine customers, partially offset by decreased shipments to international customers.

We reported net income of $1,152 or $0.05 per share in 2024, compared to net income of $7,649 or $0.36 per share in 2023 primarily due to lower sales and the corresponding decrease in the “AMP credits” recognized in the current year.

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

During 2024 and 2023, we recognized gross AMP credits totaling $9,588 and $14,493, respectively, within the Heavy Fabrications segment. These AMP credits were introduced as part of the IRA, which was enacted on August 16, 2022. The IRA includes advanced manufacturing tax credits for manufacturers of eligible components, including wind and solar components. Manufacturers of wind components qualify for the AMP credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit applies to each component produced and sold in the U.S. beginning in 2023 through 2032. Wind towers within the Company’s Heavy Fabrications segment are eligible for credits of $0.03 per watt for each wind tower produced. In calculating the eligible credit, we relied on the megawatt rating provided by the customer. Manufacturers who qualify for the AMP credits can apply to the Internal Revenue Service for cash refunds of the AMP credits or sell the AMP credits to third parties for cash, or apply the AMP credits against taxable income. We recognized the AMP credits as a reduction to cost of sales in our consolidated statements of operations for the years ended December 31, 2024 and 2023. The assets related to the AMP credits are recognized as current assets in the “AMP credit receivable” line item in our consolidated balance sheets as of December 31, 2024 and 2023.

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

During 2024, we recognized gross AMP credits totaling $9,588 and recognized a 6.5% discount on the credits totaling $623, which was recognized in cost of sales. We also incurred other miscellaneous administrative costs related to the credits in the amount of $146, which have been recorded as cost of sales.

We use our credit facility to fund working capital requirements and believe that our credit facility, together with the operating cash generated by our businesses, and any potential proceeds from access to the public or private debt or equity markets, are sufficient to meet all cash obligations over the next twelve months. On December 31, 2024, we had no amounts outstanding under our senior secured revolving credit facility, $7,578 outstanding under our senior secured term loan, $7,721 of cash on hand, with the ability to borrow an additional $24,901. For a further discussion of our capital resources and liquidity, including a description of recent amendments and waivers under our credit facility, please see the discussion under “Liquidity, Financial Position and Capital Resources” in this Annual Report on Form 10-K.

KEY METRICS USED BY MANAGEMENT TO MEASURE PERFORMANCE

In addition to measures of financial performance presented in our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”), we use certain other financial measures to analyze our performance. These non-GAAP financial measures primarily consist of adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, share-based compensation and other stock payments, restructuring costs, impairment charges, proxy contest-related expenses, and other non-cash gains and losses) and free cash flow which help us evaluate growth trends, establish budgets, assess operational efficiencies, oversee our overall liquidity, and evaluate our overall financial performance.

Key Financial Measures

	Year Ended
	December 31,
	2024	2023
Net revenues	$143,136	$203,477
Net income	$1,152	$7,649
Adjusted EBITDA (1)	$13,325	$21,474
Capital expenditures	$3,618	$6,405
Free cash flow (2)	$9,987	$(3,843)
Operating working capital (3)	$19,287	$19,408
Total debt	$9,196	$12,153
Total orders	$107,813	$101,060
Backlog at end of period (4)	$125,455	$183,088
Book-to-bill (5)	0.8	0.5

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

(4)

Our backlog at December 31, 2024 and 2023 is net of revenue recognized over time. Backlog as of December 31, 2024 and December 31, 2023 has been adjusted to reflect updated assumptions related to raw material pricing (which is a customer passthrough) and other variables.

(5)	We define book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Year Ended
	December 31,
	2024	2023
Net income from continuing operations	$1,152	$7,649
Interest expense	3,078	3,201
Income tax provision	74	241
Depreciation and amortization	6,684	6,383
Share-based compensation and other stock payments	2,347	2,220
Proxy contest-related expenses	(10)	1,780
Adjusted EBITDA	13,325	21,474
Changes in operating working capital	121	(18,933)
Capital expenditures	(3,618)	(6,405)
Proceeds from disposal of property and equipment	159	21
Free Cash Flow	$9,987	$(3,843)

RESULTS OF OPERATIONS

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.

	Year Ended December 31,				2024 vs. 2023
		% of Total		% of Total
	2024	Revenue	2023	Revenue	$ Change	% Change
Revenues	$143,136	100.0%	$203,477	100.0%	$(60,341)	(29.7)%
Cost of sales	121,947	85.2%	170,969	84.0%	(49,022)	(28.7)%
Gross profit	21,189	14.8%	32,508	16.0%	(11,319)	(34.8)%
Operating expenses
Selling, general and administrative expenses	16,303	11.4%	20,705	10.2%	(4,402)	(21.3)%
Intangible amortization	661	0.5%	664	0.3%	(3)	(0.5)%
Total operating expenses	16,964	11.9%	21,369	10.5%	(4,405)	(20.6)%
Operating income	4,225	3.0%	11,139	5.5%	(6,914)	(62.1)%
Other expense, net
Interest expense, net	(3,078)	(2.2)%	(3,201)	(1.6)%	123	3.8%
Other, net	79	0.1%	(48)	(0.0)%	127	264.6%
Total other expense, net	(2,999)	(2.1)%	(3,249)	(1.6)%	250	7.7%
Net income before provision for income taxes	1,226	0.9%	7,890	3.9%	(6,664)	(84.5)%
Provision for income taxes	74	0.1%	241	0.1%	(167)	(69.3)%
Net income	$1,152	0.8%	$7,649	3.8%	$(6,497)	(84.9)%

Consolidated

Revenues decreased by $60,341, or 30%, during the year ended December 31, 2024 primarily due to decreased revenues within our Heavy Fabrications and Gearing segments. Within our Heavy Fabrications segment, wind revenue decreased 41% from the prior year as a global wind turbine manufacturer shifted approximately half of its contracted tower section orders initially planned for 2024 into 2025. Additionally, industrial fabrication product line revenues decreased 29% from the prior year primarily due to reduced shipments of our PRS units in the current year. Gearing segment revenue decreased 22% relative to 2023 primarily due to reduced shipments to O&G and steel customers, partially offset by increased shipments to aftermarket wind customers. Industrial Solutions segment revenue increased 4% from the prior year primarily due to increased shipments to new and aftermarket gas turbine customers, partially offset by decreased shipments to international customers.

Gross profit decreased by $11,319 during the year ended December 31, 2024 as compared to the prior year primarily due to lower sales volumes within the Heavy Fabrications and Gearing segments and the corresponding reduction in AMP credits recognized in the Heavy Fabrications segment, partially offset by reduced overhead costs. As a result, our gross margin decreased from 16.0% for the year ended December 31, 2023, to 14.8% for the year ended December 31, 2024.

Operating expenses as a percentage of sales increased to 11.9% in 2024 from 10.5% in 2023 primarily due to lower sales, partially offset by reduced proxy-contest related expenses, and decreased incentive compensation.

Net income decreased from $7,649 for the year ended December 31, 2023 to $1,152 for the year ended December 31, 2024.The decrease in net income was primarily due to the factors described above.

Heavy Fabrications Segment

The following table summarizes the Heavy Fabrications segment operating results for the twelve months ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Orders	$53,934	$50,594
Revenues	82,657	133,368
Operating income	7,128	15,006
Operating margin	8.6%	11.3%

Heavy Fabrications orders increased 7% over the prior year primarily due an increase in orders associated with wind repowering projects. This was partially offset by a decrease in industrial fabrication product line orders due to reduced demand for our PRS units. Segment revenues decreased by 38% from the prior year primarily due to a 41% decrease in wind revenue as a global wind turbine manufacturer shifted approximately half of its contracted tower section orders initially planned for 2024 into 2025. Additionally, industrial fabrication product line revenues decreased from the prior year primarily due to reduced shipments of our PRS units in the current year.

Heavy Fabrications segment operating results decreased by $7,878 as compared to the prior year. The decrease in operating performance was primarily a result of lower tower sales and the corresponding reduction in AMP credits recognized, as well as lower industrial fabrication revenues. These factors were partially offset by reduced overhead costs. Operating profit margin was 8.6% during the year ended December 31, 2024 compared to 11.3% during the year ended December 31, 2023.

Gearing Segment

The following table summarizes the Gearing segment operating results for the twelve months ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Orders	$26,562	$24,814
Revenues	35,588	45,408
Operating (loss) income	(138)	1,846
Operating margin	(0.4)%	4.1%

Gearing segment orders for the year ended December 31, 2024 increased 7% compared to the year ended December 31, 2023 primarily due to improved demand from industrial and aftermarket wind customers, partially offset by reduced demand from O&G customers. Revenues decreased 22% during the year ended December 31, 2024 from the prior year primarily due to reduced shipments to O&G and steel customers, partially offset by increased shipments to aftermarket wind customers.

The Gearing segment's operating income decreased by $1,984 during the year ended December 31, 2024 from the year ended December 31, 2023 primarily due to lower sales, partially offset by a more profitable product mix sold and cost savings. Operating margin was (0.4%) for the year ended December 31, 2024 compared to 4.1% during the year ended December 31, 2023.

Industrial Solutions Segment

The following table summarizes the Industrial Solutions segment operating results for the twelve months ended December 31, 2024 and 2023.

	Year Ended
	December 31,
	2024	2023
Orders	$27,317	$25,652
Revenues	26,056	25,159
Operating income	3,265	3,160
Operating margin	12.5%	12.6%

Industrial Solutions segment orders increased by 6% for the year ended December 31, 2024 from the prior year primarily due to an increase in orders associated with new gas turbine projects, partially offset by reduced demand for aftermarket projects. Segment revenue increased 4% from the prior year primarily due to increased shipments to new and aftermarket gas turbine customers, partially offset by reduced shipments to international customers. The improvement in operating income during the year ended December 31, 2024 was a result of higher sales and a more profitable mix of product sold. The operating margin decreased from 12.6% during the year ended December 31, 2023, to 12.5% during the year ended December 31, 2024.

Corporate and Other

Corporate and Other expenses decreased by $2,854 during the year ended December 31, 2024 primarily due to reduced professional fees associated with the contested proxy election and lower incentive compensation.

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

Revenue Recognition

We recognize revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Control is typically transferred upon shipment or delivery depending on the terms of the contract or under the terms of the bill and hold arrangements discussed below. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. Customer deposits and other receipts are deferred and recognized when the revenue is realized and earned. Cash payments to customers, like those made for liquidated damages, are presumed to be classified as reductions of revenue in our statement of operations.

In many instances within our Heavy Fabrications segment, wind towers as well as certain sales within our Gearing segment, are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition versus shipment, due to our customers’ preference to ship products in batches to support efficient construction of wind farms. We recognize revenue under these arrangements when there is a substantive reason for the arrangement (i.e., the buyer requests the arrangement), the ordered goods are segregated from inventory and not available to fill other orders, the goods are currently ready for physical transfer to the customer, and we do not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

During 2024 and 2023, we also recognized revenue over time, versus point in time, when products in the Heavy Fabrications segments had no alternative use to us and we had an enforceable right to payment, including profit, upon termination of the contract by the customer. Since the projects are labor intensive, we use labor hours as the input measure of progress for the contract. Contract assets are recorded when performance obligations are satisfied but we are not yet entitled to payment. We recognize contract assets associated with this revenue which represents our rights to consideration for work completed but not billed at the end of the period.

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

Long-Lived Assets

We review property and equipment and other long-lived assets (“long-lived assets”) for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Due to triggering events identified within our segments at various times in the past, we continue to evaluate the recoverability of certain of the long-lived assets. During the year ended December 31, 2024, we did not identify any triggering events within our segments and no impairment expense was recorded.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

On August 4, 2022, we entered into a credit agreement (as amended, the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), providing the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, as amended, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. As of December 31, 2024, cash totaled $7,721. Debt and finance lease obligations at December 31, 2024 totaled $15,239 and we had the ability to borrow up to $24,901 under the 2022 Credit Facility.

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

On September 12, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agents shares of our common stock, par value $0.001 per share with an aggregate sales price of up to $12,000. We will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. During the year ended December 31, 2022, we issued 100,379 shares of our common stock under the Sales Agreement and the net proceeds (before upfront costs) to us from the sale of our common stock were approximately $323 after deducting commissions paid of approximately $9 and before deducting other expenses of $93. No shares of our common stock were issued under the Sales Agreement during the years ended December 31, 2024 and 2023. As of December 31, 2024, shares of our common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

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

Other

We have outstanding notes payable for capital expenditures in the amount of $1,618 and $1,361 as of December 31, 2024 and 2023, respectively, with $371 and $163 included in the “Line of credit and current maturities of long-term debt” line item of our consolidated financial statements as of December 31, 2024 and 2023, respectively. The notes payable have monthly payments that range from $1 to $20 and a weighted average interest rate of 7%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from September 2028 to June 2029.

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Total cash provided by (used in) :
Operating activities	$13,806	$(6,946)
Investing activities	(3,459)	(6,384)
Financing activities	(3,725)	1,697
Net increase (decrease) in cash	$6,622	$(11,633)

Operating Cash Flows

During the year ended December 31, 2024, net cash provided by operating activities was $13,806 compared to net cash used by operating activities of $6,946 for the year ended December 31, 2023. The increase in net cash provided by operating activities was primarily attributable to an increase in cash related to customer deposits in the current year, versus a significant decrease in cash related to customer deposits in the prior year. Additionally, we received proceeds from the sale of the 2023 AMP credits during the current year. Partially offsetting this was an increase in inventory during the current year as compared to a decrease in the prior year.

Investing Cash Flows

During the year ended December 31, 2024, net cash used in investing activities was $3,459 compared to net cash used in investing activities of $6,384 for the year ended December 31, 2023. The decrease was primarily due to a decrease in net purchases of property and equipment.

Financing Cash Flows

During the year ended December 31, 2024, net cash used in financing activities totaled $3,725 compared to net cash provided by financing activities of $1,697 for the year ended December 31, 2023. The decrease was primarily due to decreased net borrowings under the 2022 Credit Facility in the current year period.

Contractual Obligations

We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of December 31, 2024, we have (i) debt obligations related to our Credit Facility and other notes payable as described in Note 10, “Debt and Credit Agreements” of our consolidated financial statements (ii) cash payments for operating and finance lease obligations that are described in Note 11, “Leases” of our consolidated financial statements and (iii) purchase obligations made in the normal course of business. We expect to fund these cash requirements primarily through cash generated from operations, available cash balances, our 2022 Credit Facility, sales of shares under the Sales Agreement, additional equipment financing, proceeds from sales of AMP credits, and access to the public or private debt and/or equity markets, including the option to raise additional capital from the sale of our securities under a “shelf” registration statement on Form S-3.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal year reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2024.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of the description of our Code of Ethics and Business Conduct below, the information required by this item is incorporated herein by reference from the discussion under the headings “Directors and Director Compensation,” “Corporate Governance,” and “Executive Officers” in our definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”).

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

The Company has also adopted the Insider Trading Policy which governs the purchase, sale and/or other disposition of the Company’s securities by its directors, officers and employees that is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations. A copy of this policy is filed as Exhibit 19 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding director and executive compensation is incorporated by reference from the discussion under the headings “Directors and Director Compensation,” “Executive Officers” and “Compensation Discussion and Analysis” in the 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference from the discussion under the heading “Security Ownership of Certain Beneficial Holders and Management” in the 2025 Proxy Statement.

The following table provides information as of December 31, 2024, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Number of securities
remaining available for
	Number of securities			future issuances under
	to be issued upon		Weighted‑average	equity compensation
	exercise of		exercise price of	plans (excluding
	outstanding options,		outstanding options,	securities reflected in
Plan Category	warrants, and rights		warrants, and rights	column (a))
Equity compensation plans approved by stockholders	823,808	(1)	$2.96	895,406
Total	823,808		$2.96	895,406

(1)	Includes outstanding restricted stock awards pursuant to the 2015 EIP. This plan has been approved by our stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the discussion under the headings “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the discussion under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2025 Proxy Statement.

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

ITEM 16. FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Broadwind, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Broadwind, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Advanced Manufacturing Production Tax Credits

As described in Note 7 of the financial statements, in 2024 and 2023, the Company recognized gross Advanced Manufacturing Production tax credits (AMP Credits) totaling $9,588,000 and $14,493,000, respectively, within the Heavy Fabrications segment. These AMP Credits were introduced as part of the Inflation Reduction Act (IRA), which was enacted on August 16, 2022. Eligible manufacturers of wind components qualify for the AMP Credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit applies to each component produced and sold in the U.S. beginning in 2023 through 2032. Wind towers within the Company’s Heavy Fabrications segment are eligible for credits of $0.03 per watt for each wind tower produced. In calculating the eligible credit, the Company relied on the megawatt rating provided by the customer. Manufacturers who qualify for the AMP Credits can apply to the Internal Revenue Service for cash refunds of the AMP Credits, sell the AMP Credits to third parties for cash, or apply the AMP Credits against taxable income. The Company recognized the AMP Credits as a reduction to cost of sales in the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023. The assets related to the AMP credits are recognized as current assets in the “AMP credit receivable” line item in the Company's consolidated balance sheets as of December 31, 2024 and 2023.

On December 21, 2023, the Company entered into an agreement to sell 2023 and 2024 AMP Credits to a third party. At that time, the Company sold a portion of the gross 2023 credits in the amount of $6,952,000 and recognized a 6.5% discount on the sale in the amount of $452,000, which was recognized in cost of sales. In addition, the Company wrote down the remaining receivable of $7,541,000 to net realizable value and recorded the expected loss on sale of $490,000 in cost of sales. The remaining 2023 AMP credit receivable was collected during the first quarter of 2024.  The Company also incurred other miscellaneous administrative costs related to selling the credits in the amount of $254,000, $197,000 of which has been recorded as cost of sales, with the remaining capitalized and included in the “Prepaid expenses and other current assets” line item of the Company's consolidated financial statements at December 31, 2023.

During 2024, the Company recognized gross AMP credits totaling $9,588,000 and recognized a 6.5% discount on the credits totaling $623,000, which was recognized in cost of sales. The Company also incurred other miscellaneous administrative costs related to the credits in the amount of $146,000, which have been recorded as cost of sales.

On January 28, 2025, the Company entered into an agreement, pursuant to which, for each of 2025 and 2026, the Company agreed to sell to a third party up to $15,000,000 and $20,000,000, respectively, of AMP Credits. The purchaser will pay for the AMP Credits on a quarterly basis for AMP Credits generated in the immediately preceding calendar quarter. The AMP Credits will be sold at a purchase price of $0.935 per $1.00 of AMP Credits.

The evaluation of the accounting, and subsequent sale of the AMP Credits involves judgement as there is no direct authoritative guidance under accounting principles generally accepted in the United States of America (US GAAP).

Changes in IRS and Department of the Treasury, or US GAAP guidance could have a significant impact on the accounting and presentation of AMP Credits in future periods.

We identified accounting for the AMP Credits as a critical audit matter because of the high degree of judgement and subjectivity involved in auditing management’s assertions related to the accounting for the AMP Credits, the subsequent sale of the AMP Credits, and the presentation and disclosure of the transactions related to the AMP Credits in the consolidated financial statements.

How the Critical Audit Matter Was Addressed in the Audit

The audit procedures performed related to the evaluation of management’s assertions regarding the accounting for the AMP Credits, the subsequent sale of the AMP Credits, and the presentation and disclosure the AMP Credits, included the following, among others:

●

Evaluated management’s application of IRS and Department of the Treasury regulations in determining the Company’s eligibility for the AMP Credits, and in calculating the AMP Credit’s impact on the consolidated financial statements, by consulting with tax specialists along with reviewing and applying the regulations in recalculating the value of the AMP Credits recognized.

●	We evaluated management’s conclusions regarding the accounting for AMP Credits by reading and evaluating management’s documentation, including relevant accounting policies.

●	Evaluated management’s conclusion that the AMP Credits are not taxable, by consulting with tax specialists.

●	Evaluated the completeness and accuracy of the disclosures in the consolidated financial statements, by consulting with tax specialists.

/s/ RSM US LLP

We have served as the Company's auditor since 2016.

Chicago, Illinois

March 5, 2025

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2024	2023

ASSETS
CURRENT ASSETS:
Cash	$7,721	$1,099
Accounts receivable, net	13,454	19,231
AMP credit receivable	2,533	7,051
Contract assets	836	1,460
Inventories	39,950	37,405
Prepaid expenses and other current assets	2,374	3,500
Total current assets	66,868	69,746
LONG-TERM ASSETS:
Property and equipment, net	45,572	47,123
Operating lease right-of-use assets	13,841	15,593
Intangible assets, net	1,403	2,064
Other assets	606	630
TOTAL ASSETS	$128,290	$135,156
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and current maturities of long-term debt	$1,454	$5,903
Current portion of finance lease obligations	2,266	2,153
Current portion of operating lease obligations	2,115	1,851
Accounts payable	16,080	20,728
Accrued liabilities	3,605	6,477
Customer deposits	18,037	16,500
Total current liabilities	43,557	53,612
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	7,742	6,250
Long-term finance lease obligations, net of current portion	3,777	3,372
Long-term operating lease obligations, net of current portion	13,799	15,888
Other	15	15
Total long-term liabilities	25,333	25,525
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 22,593,589 and 21,840,301 shares issued as of December 31, 2024, and December 31, 2023, respectively	23	22
Treasury stock, at cost, 273,937 shares as of December 31, 2024 and December 31, 2023	(1,842)	(1,842)
Additional paid-in capital	401,564	399,336
Accumulated deficit	(340,345)	(341,497)
Total stockholders’ equity	59,400	56,019
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,290	$135,156

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2024	2023
Revenues	$143,136	$203,477
Cost of sales	121,947	170,969
Gross profit	21,189	32,508
OPERATING EXPENSES:
Selling, general and administrative	16,303	20,705
Intangible amortization	661	664
Total operating expenses	16,964	21,369
Operating income	4,225	11,139
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(3,078)	(3,201)
Other, net	79	(48)
Total other expense, net	(2,999)	(3,249)
Net income before provision for income taxes	1,226	7,890
Provision for income taxes	74	241
NET INCOME	1,152	7,649
NET INCOME PER COMMON SHARE—BASIC:
Net income	$0.05	$0.36
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	21,896	21,189
NET INCOME PER COMMON SHARE—DILUTED:
Net income	$0.05	$0.36
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	21,975	21,491

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Issued		Issued	Additional	Accumulated
	Issued	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
BALANCE, December 31, 2022	21,127,130	$21	(273,937)	$(1,842)	$397,240	$(349,146)	$46,273
Stock issued for restricted stock	493,327	1	—	—	618	—	619
Stock issued under defined contribution 401(k) retirement savings plan	380,247	—	—	—	1,336	—	1,336
Share-based compensation	—	—	—	—	877	—	877
Shares withheld for taxes in connection with issuance of restricted stock	(160,403)	—	—	—	(735)	—	(735)
Net income	—	—	—	—	—	7,649	7,649
BALANCE, December 31, 2023	21,840,301	$22	(273,937)	$(1,842)	$399,336	$(341,497)	$56,019
Stock issued for restricted stock	240,397	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	559,559	1	—	—	1,198	—	1,199
Share-based compensation	—	—	—	—	1,160	—	1,160
Shares withheld for taxes in connection with issuance of restricted stock	(46,668)	—	—	—	(130)	—	(130)
Net income	—	—	—	—	—	1,152	1,152
BALANCE, December 31, 2024	22,593,589	$23	(273,937)	$(1,842)	$401,564	$(340,345)	$59,400

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,152	$7,649
Adjustments to reconcile net cash provided by (used in) provided by operating activities:
Depreciation and amortization expense	6,684	6,383
Deferred income taxes	—	(10)
Stock-based compensation	1,160	877
Allowance for credit losses	(5)	82
Common stock issued under defined contribution 401(k) plan	1,199	1,336
(Gain) loss on disposal of assets	(114)	42
Changes in operating assets and liabilities:
Accounts receivable	5,782	(2,295)
AMP credit receivable	4,518	(7,051)
Contract assets	624	495
Inventories	(2,545)	6,857
Prepaid expenses and other current assets	1,126	(210)
Accounts payable	(4,392)	(6,008)
Accrued liabilities	(2,872)	2,782
Customer deposits	1,537	(18,050)
Other non-current assets and liabilities	(48)	175
Net cash provided by (used in) operating activities	13,806	(6,946)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,618)	(6,405)
Proceeds from disposals of property and equipment	159	21
Net cash used in investing activities	(3,459)	(6,384)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments on) proceeds from line of credit, net	(4,637)	4,705
Payments for deferred financing costs	(20)	(48)
Proceeds from long-term debt	4,107	1,056
Payments on long-term debt	(1,399)	(1,872)
Principal payments on finance leases	(1,646)	(1,409)
Shares withheld for taxes in connection with issuance of restricted stock	(130)	(735)
Net cash (used in) provided by financing activities	(3,725)	1,697
NET INCREASE (DECREASE) IN CASH	6,622	(11,633)
CASH beginning of the period	1,099	12,732
CASH end of the period	$7,721	$1,099
Supplemental cash flow information:
Interest paid	$1,555	$2,073
Income taxes paid	$192	$17
Non-cash investing and financing activities:
Equipment additions via finance lease	$1,376	$719
Non-cash purchases of property and equipment	$257	$482
Settlement of incentive compensation liability with stock	$—	$619

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

Heavy Fabrications

The Company provides large, complex and precision fabrications to customers in a broad range of industrial markets. The Company’s most significant presence is within the U.S. wind energy industry, although it has diversified into other industrial markets in order to improve capacity utilization, reduce customer concentrations, and reduce exposure to uncertainty related to governmental policies currently impacting the U.S. wind energy industry. Within the U.S. wind energy industry, the Company provides steel towers and adapters primarily to wind turbine manufacturers. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 550 towers (1650 tower sections), sufficient to support turbines generating more than 1.7 GW of power (assuming a 3 MW tower). The Company has expanded its production capabilities and leveraged manufacturing competencies, including welding, lifting capacity and stringent quality practices, into aftermarket and original equipment manufacturer (“OEM”) components utilized in surface and underground mining, construction, material handling, O&G and other infrastructure markets. The Company has designed and manufactures a mobile, modular pressure reducing system for the compressed natural gas virtual pipeline market. The Company manufactures components for buckets, shovels, car bodies, drill masts and other products that support mining and construction markets. In other industrial markets, the Company provides crane components, pressure vessels, frames and other structures.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024 and 2023

(in thousands, except share and per share data)

Gearing

The Company provides gearing, gearboxes and precision machined components to a broad set of customers in diverse markets including; surface and underground mining, wind energy, steel, material handling, infrastructure, onshore and offshore O&G fracking and drilling, marine, defense, and other industrial markets. The Company has manufactured loose gearing, gearboxes and systems, and provided heat treat services for aftermarket and OEM applications for a century. The Company uses an integrated manufacturing process, which includes machining and finishing processes in addition to gearbox repair in Cicero, Illinois, and heat treatment and gearbox repair in Neville Island, Pennsylvania.

Industrial Solutions

The Company provides supply chain solutions, light fabrication, inventory management, kitting and assembly services, primarily serving the combined cycle natural gas turbine market. The Company has recently expanded into the U.S. wind power generation market, by providing tower internals kitting solutions for on-site installations, as OEMs domesticate their supply chain due to lead time and reliability issues. The Company leverages a global supply chain to provide instrumentation & controls, valve assemblies, sensor devices, fuel system components, electrical junction boxes & wiring, and electromechanical devices. The Company also provides packaging solutions and fabricates panels and sub-assemblies to reduce customers’ costs, improve manufacturing velocity and reliability.

Liquidity

The Company meets its short term liquidity needs through cash generated from operations, its available cash balances, through its 2022 Credit Facility (as defined and further discussed in Note 10 “Debt and Credit Agreements” of these consolidated financial statements), equipment financing, access to the public and private debt and/or equity markets, and has the option to raise capital under the Company’s registration statement on Form S-3 (as discussed below), and proceeds from sales of Advanced Manufacturing Production tax credits (“AMP credits”) (discussed in Note 7 “AMP Credits” of these consolidated financial statements). The Company uses the 2022 Credit Facility to fund working capital requirements. Under the 2022 Credit Facility, borrowings are continuous and all cash receipts are usually applied to the outstanding borrowed balance. As of December 31, 2024, cash totaled $7,721. The Company had the ability to borrow up to $24,901 under the 2022 Credit Facility as of December 31, 2024.

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

During the years ended December 31, 2024 and December 31, 2023, the Company sold account receivables totaling $56,632 and $40,343, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $1,474 and $858, respectively.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024 and 2023

(in thousands, except share and per share data)

Debt and finance lease obligations at December 31, 2024 totaled $15,239, which includes current outstanding debt and finance lease obligations totaling $3,720. The Company's outstanding debt includes $7,578 outstanding from the senior secured term loan under the 2022 Credit Facility. The Company had no amounts drawn on the senior secured revolving credit facility as of December 31, 2024.

On September 22, 2023, the Company filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 12, 2023 (the “Form S-3”), replacing a prior shelf registration statement which expired on October 12, 2023. This shelf registration statement, which expires on October 12, 2026 and includes a base prospectus, allows the Company to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in the prospectus supplement accompanying the base prospectus, the Company would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes.

On September 12, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $12,000. The Company will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. During the year ended December 31, 2022, the Company issued 100,379 shares of the Company’s common stock under the Sales Agreement and the net proceeds (before upfront costs) to the Company from the sale of the Company’s common stock were approximately $323 after deducting commissions paid of approximately $9 and before deducting other expenses of $93. No shares of the Company’s common stock were issued under the Sales Agreement during the years ended December 31, 2024 and 2023. As of December 31, 2024, shares of the Company’s common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

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

Summary of Significant Accounting Policies

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include inventory reserves, warranty reserves, impairment of long-lived assets, allowance for credit losses, and valuation allowances on deferred taxes. Although these estimates are based upon management’s best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from these estimates.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024 and 2023

(in thousands, except share and per share data)

Cash

As of December 31, 2024 and December 31, 2023, cash totaled $7,721 and $1,099, respectively. For the years ended December 31, 2024 and 2023, interest income was $7 and $8, respectively.

Revenue Recognition

Revenues are generally recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Control is typically transferred upon shipment or delivery depending on the terms of the contract or under the terms of the bill and hold arrangements discussed below. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. Customer deposits, deferred revenue and other receipts are deferred and recognized when the revenue is realized and earned. Cash payments to customers are presumed to be classified as reductions of revenue in the Company’s statement of operations.

For substantially all tower sales within the Company’s Heavy Fabrications segment, as well as certain sales within our Gearing segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition versus shipment. The Company recognizes revenue under these arrangements only when there is a substantive reason for the agreement, the ordered goods are identified separately as belonging to the customer and not available to fill other orders, the goods are currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance.

During 2024 and 2023, the Company also recognized revenue over time, versus point in time, when products in the Heavy Fabrications segments had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contract by the customer. Since the projects are labor intensive, the Company uses labor hours as the input measure of progress for the contract. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. The Company recognizes contract assets associated with this revenue which represents its rights to consideration for work completed but not billed at the end of the period.

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

December 31, 2024 and 2023

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

Historically, the Company’s A/R is highly concentrated with a select number of customers. During the year ended December 31, 2024, the Company’s five largest customers accounted for 73% of its consolidated revenues and 50% of outstanding A/R balances, compared to the year ended December 31, 2023 when the Company’s five largest customers accounted for 74% of its consolidated revenues and 40% of its outstanding A/R balances.

The Company had an accounts receivable balance of $17,018 at December 31, 2022.

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

The Company selected a loss-rate method for the CECL model based on the relationship between historical write-offs of receivables and the underlying sales by major customers. Utilizing this model, a historical loss-rate is applied against the amortized cost of applicable assets, at the time the asset is established. The loss rate reflects the Company’s current estimate of the risk of loss (even when that risk is remote) over the expected remaining contractual life of the assets. The Company’s policy is to deduct write-offs from the allowance for credit losses account in the period in which the financial assets are deemed uncollectible. The adjustment for credit losses using this CECL model on accounts receivable and contract assets during the years ended December 31, 2024  and 2023 was not material.

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

AMP Credits

The Company accounts for government assistance that is not subject to the scope of Accounting Standards Codification 740 using a grant accounting model, by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, and recognizes such grants when it has reasonable assurance that it will comply with the grant’s conditions and that the grant will be received. Income-based grants are initially recognized as “AMP credit receivable” and as a reduction to cost of sales. The Company recognizes grants expected to be received directly from a government entity at their stated value. When the Company expects to transfer grants to a third party, it recognizes the grants at, or adjusts their carrying value to, the amount expected to be received from the transaction. Proceeds received from income-based grants are presented as cash inflows from operating activities.

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

December 31, 2024 and 2023

(in thousands, except share and per share data)

Long-Lived Assets

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is recognized using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes, and generally using an accelerated method for income tax reporting purposes. Depreciation expense related to property and equipment for the years ended December 31, 2024 and 2023 was $6,023 and $5,719, respectively. Expenditures for additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the useful lives of the respective assets are expensed as incurred.  Property or equipment sold or disposed of is removed from the respective property accounts, with any corresponding gains and losses recorded within the operating results of the Company’s consolidated statement of operations.

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

December 31, 2024 and 2023

(in thousands, except share and per share data)

Warranty Liability

The Company provides warranty terms that generally range from one to five years for various products and services relating to workmanship and materials supplied by the Company. In certain contracts, the Company has recourse provisions for items that would enable the Company to pursue recovery from third parties for amounts paid to customers under warranty provisions. Warranty liability is recorded in accrued liabilities within the consolidated balance sheet. The Company estimates the warranty accrual based on various factors, including historical warranty costs, current trends, product mix and sales. The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024	2023
Balance, beginning of period	$322	$149
Increase of warranty reserve	15	206
Warranty claims	(7)	(19)
Other adjustments	(163)	(14)
Balance, end of period	$167	$322

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

December 31, 2024 and 2023

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

Share-Based Compensation

The Company grants restricted stock units (“RSUs”) and/or performance awards (“PSUs”) to certain officers, directors, and employees. The Company accounts for share-based compensation related to these awards based on the estimated fair value of the equity award and recognizes expense ratably over the required vesting term of the award. The expense associated with PSUs is also based on the probability of achieving embedded targets. Awards that are based on a fixed number of shares are treated as equity while awards that are based on a fixed amount of dollars are treated as liabilities. See Note 15 “Share-Based Compensation” of these consolidated financial statements for further discussion of the Company’s share-based compensation plans, the nature of share-based awards issued and the Company’s accounting for share-based compensation.

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

The following table presents the Company’s revenues disaggregated by revenue source for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Heavy Fabrications	$82,657	$133,368
Gearing	35,588	45,408
Industrial Solutions	26,056	25,159
Eliminations	(1,165)	(458)
Consolidated	$143,136	$203,477

The Company’s revenue is generally recognized at a point in time, typically when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Control is typically transferred upon shipment or delivery depending on the terms of the contract or under the terms of the bill and hold arrangements discussed below. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. The Company measures revenue based on the consideration specified in the purchase order and revenue is recognized when the performance obligations are satisfied. If applicable, the transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024 and 2023

(in thousands, except share and per share data)

For substantially all tower sales within the Company’s Heavy Fabrications segment as well as certain sales within our Gearing segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition versus shipment. The Company recognizes revenue under these arrangements only when there is a substantive reason for the arrangement, the ordered goods are identified separately as belonging to the customer and not available to fill other orders, the goods are currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance. During the years ended December 31, 2024 and 2023, the Company recognized $1,059 and $5,370, respectively, of revenue within the Gearing segment under terms included in bill and hold sales arrangements.

During the years ended December 31, 2024 and 2023, the Company recognized a portion of revenue within the Heavy Fabrications segments over time, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Since the projects are labor intensive, the Company uses labor hours as the input measure of progress for the applicable contracts. Within the Heavy Fabrications segment, the Company recognized revenue for contracts that meet over time criteria of $5,983 and $11,033 for the years ended December 31, 2024 and 2023, respectively. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. Contract assets represent the Company’s rights to consideration for work completed but not billed at the end of the period. Contract assets at December 31, 2022 were $1,955.

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

3. NET INCOME PER SHARE

The following table presents a reconciliation of basic and diluted income per share for the years ended December 31, 2024 and 2023 as follows:

	For the Years Ended December 31,
	2024	2023
Basic income per share calculation:
Net income	$1,152	$7,649
Weighted average number of common shares outstanding	21,895,847	21,188,669
Basic net income per share	$0.05	$0.36
Diluted income per share calculation:
Net income	$1,152	$7,649
Weighted average number of common shares outstanding	21,895,847	21,188,669
Common stock equivalents:
Non-vested stock awards	78,782	302,601
Weighted average number of common shares outstanding	21,974,629	21,491,270
Diluted net income per share	$0.05	$0.36

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024 and 2023

(in thousands, except share and per share data)

4. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. Although some of the accounting standards issued or effective in the current fiscal year may be applicable to it, the Company believes that none of the new standards have a significant impact on its consolidated financial statements.

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires additional disclosure of significant segment expenses on an annual and interim basis. This guidance will be applied retrospectively and will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. The Company adopted this guidance for the year ended December 31, 2024. Refer to Note 16 “Segment Reporting” of these consolidated financial statements for the additional disclosures applied on a retrospective basis.

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

5. ALLOWANCE FOR CREDIT LOSSES

The activity in the accounts receivable allowance from operations for the years ended December 31, 2024 and 2023 consists of the following:

	For the Year Ended December 31,
	2024	2023
Balance at beginning of period	$99	$17
Bad debt expense	—	127
Write-offs	—	(47)
Other adjustments	(5)	2
Balance at end of period	$94	$99

6. INVENTORIES

The components of inventories as of December 31, 2024 and 2023 are summarized as follows:

	As of December 31,
	2024	2023
Raw materials	$19,651	$24,651
Work-in-process	9,945	10,390
Finished goods	12,517	4,595
	42,113	39,636
Less: Reserve	(2,163)	(2,231)
Net inventories	$39,950	$37,405

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024 and 2023

(in thousands, except share and per share data)

7. AMP CREDITS

During 2024 and 2023, the Company recognized gross AMP credits totaling $9,588 and $14,493, respectively, within the Heavy Fabrications segment. These AMP credits were introduced as part of the Inflation Reduction Act (“IRA”), which was enacted on August 16, 2022. The IRA includes advanced manufacturing tax credits for manufacturers of eligible components, including wind and solar components. Manufacturers of wind components qualify for the AMP credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit applies to each component produced and sold in the U.S. beginning in 2023 through 2032. Wind towers within the Company’s Heavy Fabrications segment are eligible for credits of $0.03 per watt for each wind tower produced. In calculating the eligible credit, the Company relied on the megawatt rating provided by the customer. Manufacturers who qualify for the AMP credits can apply to the Internal Revenue Service for cash refunds of the AMP credits or sell the AMP credits to third parties for cash, or apply the AMP credits against taxable income. The Company recognized the AMP credits as a reduction to cost of sales in the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023. The assets related to the AMP credits are recognized as current assets in the “AMP credit receivable” line item in the Company's consolidated balance sheets as of December 31, 2024 and 2023.

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

During 2024, the Company recognized gross AMP credits totaling $9,588 and recognized a 6.5% discount on the credits totaling $623, which was recognized in cost of sales. The Company also incurred other miscellaneous administrative costs related to the credits in the amount of $146, which have been recorded as cost of sales.

8. LONG-LIVED ASSETS

The cost basis and estimated lives of property and equipment as of December 31, 2024 and 2023 are as follows:

	As of December 31,
	2024	2023	Life (in years)
Land	$1,423	$1,423
Buildings	22,719	22,111	39
Machinery and equipment	128,329	125,107	2 - 10
Office furniture and equipment	5,996	5,962	3 - 7
Leasehold improvements	9,110	9,068	Shorter of asset life or life of lease
Construction in progress	836	3,526
	168,413	167,197
Less accumulated depreciation and amortization	(122,841)	(120,074)
Total property and equipment	$45,572	$47,123

As of December 31, 2024, the Company had commitments of $1,005 related to the completion of projects within construction in progress.

During the years ended December 31, 2024 and 2023, the Company did not identify any impairment triggering events within its segments. As a result, no impairment charges were recorded for the years ended  December 31, 2024 and 2023.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024 and 2023

(in thousands, except share and per share data)

As of December 31, 2024 and 2023, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	December 31, 2024					December 31, 2023
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Noncompete agreements	$170	$(170)	$—	$—	—	$170	$(170)	$—	$—	—
Customer relationships	15,979	(8,103)	(7,592)	284	1.1	15,979	(7,842)	(7,592)	545	2.1
Trade names	9,099	(7,980)	—	1,119	2.8	9,099	(7,580)	—	1,519	3.8
Intangible assets	$25,248	$(16,253)	$(7,592)	$1,403	2.5	$25,248	$(15,592)	$(7,592)	$2,064	3.3

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships. Estimated useful lives for intangibles assets range from 6 to 20 years. Intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 1 to 3 years. Amortization expense was $661 and $664 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, estimated future amortization expense is as follows:

2025	$661
2026	422
2027	320
Total	$1,403

9. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
Accrued payroll and benefits	$2,968	$5,051
Income taxes payable	137	254
Accrued professional fees	81	140
Accrued warranty liability	167	322
Self-insured workers compensation reserve	10	21
Accrued sales tax	6	310
Accrued other	236	379
Total accrued liabilities	$3,605	$6,477

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024 and 2023

(in thousands, except share and per share data)

10. DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Line of credit	$—	$4,657
Other notes payable	1,618	1,361
Long-term debt	7,578	6,135
Total debt	9,196	12,153
Less: current maturities	(1,454)	(5,903)
Long-term debt, net of current maturities	$7,742	$6,250

As of December 31, 2024, future annual principal payments on the Company’s outstanding debt obligations were as follows:

2025	$1,454
2026	1,478
2027	5,835
2028	382
2029	47
Total	$9,196

Credit Facilities

On August 4, 2022, the Company entered into a credit agreement (as amended, the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), which replaced its prior credit facility and provided the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, as amended, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. Net deferred financing costs related to the 2022 Credit Facility which primarily relate to the revolving credit loan, were $269 at  December 31, 2024, which is net of accumulated amortization of $251. Net deferred financing costs at December 31, 2023  were $359, which is net of accumulated amortization of $141. These costs are included in the “Other assets” line item of the Company's consolidated financial statements at December 31, 2024 and December 31, 2023.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024 and 2023

(in thousands, except share and per share data)

On February 8, 2023, the Company executed Amendment No. 1 to Credit Agreement and Limited Waiver which waived the Company’s fourth quarter minimum EBITDA (as defined in the 2022 Credit Agreement) requirement for the period ended December 31, 2023, amended the Fixed Charge Coverage Ratio (as defined in the 2022 Credit Agreement) requirements for the twelve-month period ending January 31, 2024 through and including June 30, 2024 and each twelve-month period thereafter, and amended the minimum EBITDA requirements applicable to the twelve-month periods ending March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023.

On December 19, 2024, the Company executed Amendment No. 2 to Credit Agreement, which (1) increased the outstanding principal amount of the term loan to $7,578 and restarted the 84-month amortization period, and (2) amended the Fixed Charge Coverage Ratio (as defined in the 2022 Credit Agreement) from 1.1:1.0 to 1.0:1.0 for each twelve-month period ending January 31, 2024 through and including December 31, 2025. Proceeds from the increased amount of the term loan were used to repay the Company’s indebtedness under its existing revolving line of credit with Wells Fargo and related fees and expenses, thereby allowing for increased availability under the existing revolving line of credit.

The 2022 Credit Agreement, as amended, contains customary covenants limiting the Company’s and its subsidiaries’ ability to, among other things, incur liens, make investments, incur indebtedness, merge or consolidate with others or dispose of assets, change the nature of its business, and enter into transactions with affiliates. The initial term of the revolving credit facility matures August 4, 2027. The term loan also matures on August 4, 2027, with monthly payments based on an 84-month amortization, with the remaining principal and accrued interest due at maturity.

As of December 31, 2024, there was $7,578 of outstanding indebtedness under the 2022 Credit Facility, with the ability to borrow an additional $24,901. As of December 31, 2024, the Company was in compliance with all financial covenants under the 2022 Credit Facility.  As of December 31, 2024, the effective interest rate of the senior secured revolving credit facility was 6.71% and the effective rate of the senior secured term loan was 6.96%. As of December 31, 2023, the effective interest rate of the senior secured revolving credit facility was 7.64% and the effective rate of the senior secured term loan was 7.89%.

Other

 The Company has outstanding notes payable for capital expenditures in the amount of $1,618 and $1,361 as of December 31, 2024 and 2023, respectively, with $371 and $163 included in the “Line of credit and current maturities of long-term debt” line item of the Company’s consolidated financial statements as of December 31, 2024 and 2023, respectively. The notes payable have monthly payments that range from $1 to $20 and a weighted average interest rate of 7%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from September 2028 to  June 2029.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024 and 2023

(in thousands, except share and per share data)

11. LEASES

The Company leases various property and equipment under operating lease arrangements. The Company recognizes operating lease assets and liabilities on the balance sheet and discloses key information regarding leasing arrangements. The Company has elected to apply the short-term lease exception to all leases of one year or less.

 As of December 31, 2024, the right-of-use (“ROU”) asset had a balance of $13,841 which is included in the “Operating lease right-of-use assets” line item of these consolidated financial statements and current and non-current lease liabilities relating to the ROU asset of $2,115 and $13,799, respectively, and are included in the “Current portion of operating lease obligations” and “Long-term operating lease obligations, net of current portion” line items of these consolidated financial statements. As of December 31, 2023, the ROU asset had a balance of $15,593 and current and non-current lease liabilities relating to the ROU asset of $1,851 and $15,888, respectively. The discount rates used for leases accounted for under Topic 842 are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

Lease terms generally range from 3 to 15 years with renewal options for extended terms. Some of the Company’s facility leases include options to renew. The exercise of the renewal options is at the Company’s discretion. Therefore, the majority of renewals to extend the lease terms are not included in ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them. Certain leases contain rent escalation clauses that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the lease term. Operating rental expense for the years ended December 31, 2024 and 2023 was $4,208 and $4,201, respectively.

In addition, the Company has entered into finance lease arrangements to finance property and equipment and assumed finance lease obligations in connection with certain acquisitions. The related assets are included in the “Property and equipment, net” line item of these consolidated financial statements and the liabilities are included in the “Current portion of finance lease obligations” line item and “Long-term finance lease obligations, net of current portion” line item of these consolidated financial statements. Finance lease cost for the years ended December 31, 2024 and 2023 was $1,946 and $1,790, respectively.

Amortization expense recorded in connection with assets recorded under finance leases was $1,473 and $1,263 for the years ended December 31, 2024 and 2023, respectively.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024 and 2023

(in thousands, except share and per share data)

Quantitative information regarding the Company’s leases is as follows:

	Year Ended December 31,
	2024	2023
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$1,473	$1,263
Interest on finance lease liabilities	473	527
Total finance lease costs	1,946	1,790
Operating lease cost components:
Operating lease cost	2,694	2,792
Short-term lease cost	192	361
Variable lease cost (1)	1,524	1,260
Sublease income	(200)	(212)
Total operating lease costs	4,210	4,201

Total lease cost	$6,156	$5,991

Supplemental cash flow information related to our operating leases is as follows for the twelve months ended December 31, 2024 and 2023:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$3,359	$3,460
Right-of-use assets obtained in exchange for new
operating lease liabilities	$29	$983

Weighted-average remaining lease term-finance leases at end of period (in years)	2.8	3.2
Weighted-average remaining lease term-operating leases at end of period (in years)	6.2	7.1
Weighted-average discount rate-finance leases at end of period	5.3%	6.1%
Weighted-average discount rate-operating leases at end of period	8.9%	8.5%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

Amortization associated with new right-of-use assets obtained in exchange for new operating lease liabilities is $4 and $5 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2025	$2,581	$3,455	$6,036
2026	1,508	3,449	4,957
2027	1,212	3,151	4,363
2028	952	3,160	4,112
2029	526	3,187	3,713
2030 and thereafter	—	4,618	4,618
Total lease payments	6,779	21,020	27,799
Less—portion representing interest	(736)	(5,106)	(5,842)
Present value of lease obligations	6,043	15,914	21,957
Less—current portion of lease obligations	(2,266)	(2,115)	(4,381)
Long-term portion of lease obligations	$3,777	$13,799	$17,576

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024 and 2023

(in thousands, except share and per share data)

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is party to a variety of legal proceedings or claims that arise in the ordinary course of its business. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of December 31, 2024, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect individually or in the aggregate, on the Company’s results of operations, financial condition or cash flows, although no assurance can be given with respect to the ultimate outcome of pending actions. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations, financial condition or cash flows. It is possible that if one or more litigation matters were decided against the Company, the effects could be material to the Company’s results of operations in the period in which the Company would be required to record or adjust the related liability and could also be material to the Company’s financial condition and cash flows in the periods the Company would be required to pay such liability.

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

December 31, 2024 and 2023

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

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and dependent on actual losses sustained by the customer. When the damages are determined to be probable and estimable, the damages are recorded as a reduction to revenue. There was no reserve for liquidated damages at  December 31, 2024. The reserve for liquidated damages as of  December 31, 2023 was insignificant.

Workers’ Compensation Reserves

The Company entered into a guaranteed workers’ compensation cost program during 2016. The reserve prior to 2016 is immaterial. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Health Insurance Reserves

As of December 31, 2024 and 2023, the Company had $410 and $742, respectively, accrued for health insurance liabilities. The Company self-insures for its health insurance liabilities, including establishing reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required health insurance reserves. The Company takes into account claims incurred but not reported when determining its health insurance reserves. Health insurance reserves are included in accrued liabilities. While the Company’s management believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024 and 2023

(in thousands, except share and per share data)

Other

As of December 31, 2024, approximately 18% of the Company’s employees were covered by two collective bargaining agreements with local unions at the Company’s Cicero, Illinois and Neville Island, Pennsylvania locations. During November 2022, the Company negotiated a four-year collective bargaining agreement with the Neville Island union and it is expected to remain in effect through October 2026. A four-year collective bargaining agreement in regards to the Cicero, Illinois facility was negotiated in February 2022 and is expected to remain in effect through February 2026.

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

December 31, 2024 and 2023

(in thousands, except share and per share data)

14. INCOME TAXES

The provision for income taxes for the years ended December 31, 2024 and 2023 consists of the following:

	For the Years Ended Year Ended December 31,
	2024	2023
Current provision
Federal	$—	$—
State	74	251
Total current provision	74	251
Deferred provision
Federal	(1,194)	(1,758)
State	(84)	(209)
Total deferred provision	(1,278)	(1,967)
Increase in deferred tax valuation allowance	1,278	1,957
Total provision for income taxes	$74	$241

During the year ended December 31, 2024, the Company recorded an expense for income taxes of $74, compared to an expense for income taxes of $241 during the year ended December 31, 2023. On  August 16, 2022, Congress enacted the Inflation Reduction Act which includes AMP credits for manufacturers of eligible components, including wind and solar components produced and sold in the US from 2023 through 2032. These credits will have no impact on income tax expense.

The total change in the deferred tax valuation allowance was $1,278 and $1,957 for the years ended December 31, 2024 and 2023, respectively. The changes in the deferred tax valuation allowance in 2024 and 2023 were primarily the result of increases to the deferred tax assets pertaining to federal and state NOLs. Management believes that significant uncertainty exists surrounding the recoverability of deferred tax assets. As a result, the Company recorded a valuation allowance against the remaining deferred tax assets.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024 and 2023

(in thousands, except share and per share data)

The tax effects of the temporary differences and NOLs that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of Year Ended December 31,
	2024	2023
Noncurrent deferred income tax assets:
Net operating loss carryforwards	$76,361	$75,235
Accrual and reserves	4,721	4,637
Leases	3,106	3,532
Other	6	4
Total noncurrent deferred tax assets	84,194	83,408
Valuation allowance	(77,794)	(76,516)
Noncurrent deferred tax assets, net of valuation allowance	6,400	6,892
Noncurrent deferred income tax liabilities:
Fixed assets	2,480	2,364
Intangible assets	325	487
Leases	3,570	4,016
Total noncurrent deferred tax liabilities	6,375	6,867
Net deferred income tax asset	$25	$25

Valuation allowances of $77,794 and $76,516 have been provided for deferred income tax assets for which realization is uncertain as of December 31, 2024 and 2023, respectively. A reconciliation of the beginning and ending amounts of the valuation is as follows:

Valuation allowance as of December 31, 2023	$(76,516)
Gross increase for current year activity	(1,278)
Valuation allowance as of Balance at December 31, 2024	$(77,794)

As of December 31, 2024, the Company had federal and unapportioned state NOL carryforwards of approximately $295,198 of which $227,781 will begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

The reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate is as follows:

	For the Year Ended
	December 31,
	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	(3.7)	0.6
Other permanent differences	5.8	0.4
Change in valuation allowance	104.3	22.8
162(m)	0.0	0.5
Other	3.4	0.2
Other deferred adjustment	26.4	(7.5)
AMP credits	(151.2)	(35.2)
Effective income tax rate	6.0%	2.8%

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024 and 2023

(in thousands, except share and per share data)

The Company accounts for the uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken, or expected to be taken, in a tax return that is required to be met before being recognized in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2024, the Company had no unrecognized tax benefits that could impact the income tax expense.

The Company files income tax returns in the U.S. federal and state jurisdictions. As of December 31, 2024, with few exceptions, the Company is no longer subject to federal or state income tax examinations by taxing authorities for years before December 31, 2019; however, taxing authorities have the ability to adjust NOL carryforwards in open tax years that may have been carried forward from closed years.   The Company’s 2008 and 2009 federal tax returns were examined in 2011 and no material adjustments were identified related to any of the Company’s tax positions. Although these periods have been audited, they continue to remain open until all NOLs generated in those tax years have either been utilized or expire.

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

In February 2013, the Company adopted a Stockholder Rights Plan, which was amended in February 2016 and approved by our stockholders (as amended, the “Rights Plan”), designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under Section 382 of the IRC. On February 7, 2019, the Board of Directors (the “Board”) approved an amendment extending the Rights Plan for an additional three years, which was subsequently approved by the Company’s stockholders at the 2019 Annual Meeting of Stockholders held on April 23, 2019 (the “2019 Annual Meeting of Stockholders”). On February 3, 2022, the Board approved an amendment which included an extension of the Rights Plan for an additional three years, which was subsequently approved by the Company's stockholders at the 2022 Annual Meeting of Stockholders. On February 3, 2025, the Board approved an amendment which included an extension of the Rights Plan for an additional three years. The amendment is subject to approval by the Company’s stockholders at the Company’s 2025 Annual Meeting of Stockholders.

The Rights Plan is intended to act as a deterrent to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.9% or more of the Company’s common stock and thereby triggering a further limitation of the Company’s available NOL carryforwards. In connection with the adoption of the Rights Plan, the Board declared a non-taxable dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock to the Company’s stockholders of record as of the close of business on February 22, 2013. Since the record date, the Company has issued one Right with each newly issued share of its common stock. Until the distribution date (unless earlier redeemed or exchanged or upon expiration of the Rights, as applicable), the Rights will be evidenced by certificates of the Company's common stock and will be transferred only with such certificates. Each Right entitles its holder to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $7.70 per Right, subject to adjustment. As a result of the Rights Plan, any person or group that acquires beneficial ownership of 4.9% or more of the Company’s common stock without the approval of the Board would be subject to significant dilution in the ownership interest of that person or group. Stockholders who owned 4.9% or more of the outstanding shares of the Company’s common stock as of February 12, 2013 will not trigger the preferred share purchase rights unless they acquire additional shares after that date.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024 and 2023

(in thousands, except share and per share data)

15. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plan

The Company has granted equity awards pursuant to previously Board approved equity incentive plans. Most recently, the Company has granted equity awards pursuant to the Broadwind Energy, Inc. 2015 Equity Incentive Plan, which was approved by the Board in February 2015 and by the Company’s stockholders in April 2015. On February 19, 2019, the Board approved an Amended and Restated 2015 Equity Incentive Plan (as amended, the “2015 EIP,”), which, among other things, increased the number of shares of our common stock authorized for issuance under the 2015 EIP from 1,100,000 to 2,200,000. The amendment and restatement of the 2015 EIP was approved by the Company’s stockholders at the 2019 Annual Meeting of Stockholders. On February 7, 2021, the Board approved the Second Amendment to the Amended and Restated 2015 Equity Incentive Plan which, among other things, increased the number of shares of our common stock authorized for issuance under the 2015 EIP from 2,200,000 to 3,200,000. The Second Amendment to the amendment and restatement of the 2015 EIP was approved by the Company’s stockholders at the 2021 Annual Meeting of Stockholders. On March 2, 2023, the Board approved the Third Amendment to the Amended and Restated 2015 Equity Incentive Plan which, among other things, increased the number of shares of our common stock authorized for issuance under the 2015 EIP from 3,200,000 to 4,700,000. The Third Amendment to the amendment and restatement of the 2015 EIP was approved by the Company’s stockholders at the 2023 Annual Meeting of Stockholders.

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

Stock Options. The exercise price of stock options granted under the 2015 EIP is equal to the closing price of the Company’s common stock on the date of grant. Stock options generally become exercisable on the anniversary of the grant date, with vesting terms that may range from one to five years from the date of grant, subject to continued employment/service. Additionally, stock options expire ten years after the date of grant. The fair value of stock options granted is expensed ratably over their vesting term.

Restricted Stock Units (RSUs). The granting of RSUs is provided for under the 2015 EIP. RSUs generally contain a vesting period of one to five years from the date of grant, subject to continued employment/service. The fair value of each RSU granted is equal to the closing price of the Company’s common stock on the date of grant and is generally expensed ratably over the vesting term of the RSU award.

Performance Awards (PSUs). The granting of PSUs is provided for under the 2015 EIP. Vesting of PSUs is conditioned upon the Company meeting applicable performance measures over the performance period, subject to continued employment/service. The fair value of each PSU granted is equal to the closing price of the Company’s common stock on the date of grant and is generally expensed ratably over the term of the PSU award plan.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024 and 2023

(in thousands, except share and per share data)

The 2015 EIP reserves 4,700,000 shares of the Company’s common stock. As of December 31, 2024, under the 2015 EIP, 2,381,572 shares of common stock had been issued, pursuant to stock options, RSUs and PSUs and 823,808 shares of common stock were reserved for issuance under outstanding RSU and PSU awards.

There was no stock option activity during the years ended  December 31, 2024 and 2023 and no stock options were outstanding as of December 31, 2024 and 2023.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024 and 2023

(in thousands, except share and per share data)

The following table summarizes information with respect to outstanding RSUs and PSUs accounted for as equity awards as of December 31, 2024 and 2023:

		Weighted Average
		Grant-Date Fair Value
	Number of Shares	Per Share
Unvested as of December 31, 2023	687,206	$3.03
Granted	456,370	$2.72
Vested	(240,397)	$3.41
Forfeited	(79,371)	$2.88
Unvested as of December 31, 2024	823,808	$2.96

RSUs and PSUs are generally subject to ratable vesting over a three-year period. Compensation expense related to these service and performance based awards is generally recognized on a straight-line basis over the vesting period. During the years ended December 31, 2024 and 2023,  the Company utilized a forfeiture rate of 25%, based on historical activity, for estimating the forfeitures of stock compensation granted.

The following table summarizes share-based compensation expense, net of taxes withheld, included in the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023 as follows:

	For the Years Ended
	December 31,
	2024	2023
Share-based compensation expense:
Cost of sales	$68	$118
Selling, general and administrative	1,092	759
Net effect of share-based compensation expense on net income	$1,160	$877
Reduction in earnings per share:
Basic earnings per share	$0.05	$0.04
Diluted earnings per share	$0.05	$0.04

(1)

Income tax benefit is not illustrated because the Company is currently in a full tax valuation allowance position and an actual income tax benefit was not realized for the years ended December 31, 2024 and 2023. The result of the income (loss) situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

As of December 31, 2024, the Company estimates that pre-tax compensation expense for all unvested share-based RSUs and PSUs in the amount of approximately $1,213 will be recognized through the year 2026. The Company expects to satisfy the future distribution of shares of restricted stock by issuing new shares of common stock.

16. SEGMENT REPORTING

The Company is organized into reportable segments based on the nature of the products offered and business activities from which it earns revenues and incurs expenses for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision maker (“CODM”). The Company’s CODM has been identified as the Chief Executive Officer and President, who reviews operating income by segment in relation to total operating income to make decisions about allocating resources and assessing performance.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024 and 2023

(in thousands, except share and per share data)

The Company’s segments and their product offerings are summarized below:

Heavy Fabrications

The Company provides large, complex and precision fabrications to customers in a broad range of industrial markets. The Company’s most significant presence is within the U.S. wind energy industry, although it has diversified into other industrial markets in order to improve capacity utilization, reduce customer concentrations, and reduce exposure to uncertainty related to governmental policies currently impacting the U.S. wind energy industry. Within the U.S. wind energy industry, the Company provides steel towers and adapters primarily to wind turbine manufacturers. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 550 towers (1650 tower sections), sufficient to support turbines generating more than 1.7 GW of power (assuming a 3 MW tower). The Company has expanded its production capabilities and leveraged manufacturing competencies, including welding, lifting capacity and stringent quality practices, into aftermarket and OEM components utilized in surface and underground mining, construction, material handling, O&G and other infrastructure markets. The Company has designed and manufactures a mobile, modular pressure reducing system for the compressed natural gas virtual pipeline market. The Company manufactures components for buckets, shovels, car bodies, drill masts and other products that support mining and construction markets. In other industrial markets, the Company provides crane components, pressure vessels, frames and other structures.

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

Industrial Solutions

The Company provides supply chain solutions, light fabrication, inventory management, kitting and assembly services, primarily serving the combined cycle natural gas turbine market. The Company has recently expanded into the U.S. wind power generation market, by providing tower internals kitting solutions for on-site installations, as OEMs domesticate their supply chain due to lead time and reliability issues. The Company leverages a global supply chain to provide instrumentation & controls, valve assemblies, sensor devices, fuel system components, electrical junction boxes & wiring, and electromechanical devices. The Company also provides packaging solutions and fabricates panels and sub-assemblies to reduce customers’ costs, improve manufacturing velocity and reliability.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024 and 2023

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Description of Business and Summary of Significant Accounting Policies” of these consolidated financial statements. Summary financial information by reportable segment is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Year Ended December 31, 2024
Revenues from external customers	$82,657	35,588	24,891	—	—	$143,136
Intersegment revenues	—	—	1,165	—	(1,165)	—
Net revenues	82,657	35,588	26,056	—	(1,165)	143,136
Direct materials	46,398	8,797	14,867	—	*	70,062
Direct labor	11,356	5,797	*	—	—	17,153
Indirect labor	10,575	4,972	1,711	—	—	17,258
Variable overhead	*	4,397	1,861	—	—	6,258
AMP credits	(8,819)	—	—	—	—	(8,819)
Salaries and benefits	*	*	*	2,332	—	2,332
Share-based compensation	*	*	*	859	—	859
Depreciation and amortization	3,938	2,183	427	136	—	6,684
All other expenses (1)	12,081	9,580	3,925	2,703	(1,165)	27,124
Operating income (loss)	7,128	(138)	3,265	(6,030)	—	4,225
Capital expenditures	1,617	1,554	397	50	—	3,618
Total assets	43,035	41,406	14,864	48,488	(19,503)	128,290

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Year Ended December 31, 2023
Revenues from external customers	$133,368	45,408	24,701	—	—	$203,477
Intersegment revenues	—	—	458	—	(458)	—
Net revenues	133,368	45,408	25,159	—	(458)	203,477
Direct materials	76,769	13,819	14,460	—	*	105,048
Direct labor	17,084	6,993	*	—	—	24,077
Indirect labor	13,202	6,085	1,379	—	—	20,666
Variable overhead	*	5,499	1,973	—	—	7,472
AMP credits	(13,354)	—	—	—	—	(13,354)
Salaries and benefits	*	*	*	2,646	—	2,646
Share-based compensation	*	*	*	634	—	634
Depreciation and amortization	3,517	2,270	380	216	—	6,383
All other expenses (1)	21,144	8,896	3,807	5,388	(469)	38,766
Operating income (loss)	15,006	1,846	3,160	(8,884)	11	11,139
Capital expenditures	4,739	1,398	214	54	—	6,405
Total assets	46,931	48,599	16,295	58,487	(35,156)	135,156

* Line item not deemed a significant expense for this segment (per analysis of Accounting Standards Update No. 2023-07).

(1) All other expenses for each reportable segment primarily consist of:

         Heavy Fabrications-variable overhead, salaries and benefits, and rent and utilities

         Gearing- salaries and benefits and rent and utilities

         Industrial Solutions-direct labor, salaries and benefits, and rent and utilities

         Corporate-professional expenses

The Company generates revenues entirely from transactions completed in the U.S. and its long-lived assets are all located in the U.S. All intercompany revenue is eliminated in consolidation. Transactions between reportable segments are treated consistent with the accounting policies referenced in Note 1, “Description of Business and Summary of Significant Accounting Policies” of these consolidated financial statements. During 2024, one customer accounted for more than 10% of total net revenues. The customer, reported within the Heavy Fabrications segment, accounted for revenues of $71,607. During 2023, one customer accounted for more than 10% of total net revenues. The customer, reported within the Heavy Fabrications segment, accounted for revenues of $107,555.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024 and 2023

(in thousands, except share and per share data)

17. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plans

Retirement Savings and Profit Sharing Plans

The Company offers a 401(k) retirement savings plan to all eligible employees who may elect to contribute a portion of their salary on a pre-tax basis, subject to applicable statutory limitations. As of December 31, 2024, all employees were eligible to receive safe harbor matching contributions equal to 100% of the first 3% of the participant’s elective deferral contributions and 50% of the next 2% of the participant’s elective deferral contributions. The Company has the discretion, subject to applicable statutory requirements, to fund any matching contribution with a contribution to the plan of the Company’s common stock. The Company periodically evaluates whether to fund the matching contribution in cash or in the Company’s common stock. Under the plan, elective deferrals and basic Company matching is 100% vested at all times.

For the years ended December 31, 2024 and 2023, the Company recorded expense under these plans of approximately $1,251 and $1,394, respectively.

Deferred Compensation Plan

The Company maintains a deferred compensation plan for certain key employees and nonemployee directors, whereby certain wages earned, compensation for services rendered, and discretionary company-matching contributions may be deferred and deemed to be invested in the Company’s common stock. Changes in the fair value of the plan liability are recorded as charges or credits to compensation expense. Compensation income (expense) associated with the deferred compensation plan recorded during the years ended December 31, 2024 and 2023 was $7 and ($8). The fair value of the plan liability to the Company is included in accrued liabilities in the Company’s consolidated balance sheets. As of December 31, 2024 and 2023, the fair value of plan liability to the Company was $16 and $23, respectively.

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

 19. SUBSEQUENT EVENTS

On January 28, 2025, Broadwind Heavy Fabrications, Inc. (“BHF”), a wholly owned subsidiary of the Company entered into a Tax Credit Transfer Agreement with MarketAxess Holdings Inc. (the “Purchaser”), pursuant to which, for each of 2025 and 2026, BHF agreed to sell to the Purchaser up to $15,000 and $20,000 respectively, of AMP Credits. The Purchaser will pay for the AMP Credits on a quarterly basis for AMP Credits generated in the immediately-preceding calendar quarter. The AMP Credits will be sold at a purchase price of $0.935 per $1.00 of AMP Credits.

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

4.5	Third Amendment to Section 382 Rights Agreement dated as of February 3, 2022 between the Company and Equiniti Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 3, 2022
4.6	Fourth Amendment to Section 382 Rights Agreement dated as of February 4, 2025 between the Company and Equiniti Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 6, 2025
4.7	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019)
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

10.16†	Amended and Restated Broadwind Energy, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit D to the Company’s Schedule 14A filed on March 11, 2019)
10.17†	Form of Performance Award Agreement (Amended and Restated Broadwind, Inc. 2015 Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)
10.18†	First Amendment to Amended and Restated Broadwind Energy, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)
10.19	Second Amendment to Amended and Restated Broadwind, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix B to Amendment No. 1 to the Company's Schedule 14A filed April 5, 2021)
10.20	Third Amendment to Amended and Restated Broadwind, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Schedule 14A filed April 7, 2023)
10.21	Credit Agreement, dated as of August 4, 2022, by and among Broadwind, Inc., Brad Foote Gear Works, Inc., Broadwind Industrial Solutions, LLC, Broadwind Heavy Fabrications, Inc., 5100 Neville Road, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 8, 2022)

10.22	Guaranty, dated as of August 4, 2022, by Broadwind, Inc., Brad Foote Gear Works, Inc., Broadwind Industrial Solutions, LLC, Broadwind Heavy Fabrications, Inc. and 5100 Neville Road, LLC in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 8, 2022)
10.23	Severance and Non-Competition Agreement dated as of August 10, 2022, between Broadwind, Inc. and Thomas A. Ciccone (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 12, 2022)
10.24	Sales Agreement, dated September 12, 2022, by and among Broadwind, Inc., Roth Capital Partners, LLC and H.C. Wainwright & Co. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed September 12, 2022)
10.25	Amendment No. 1 to Credit Agreement and Limited Waiver, dated as of February 8, 2023, by and among Broadwind Inc., Brad Foote Gear Works, Inc., Broadwind Industrial Solutions, LLC, Broadwind Heavy Fabrications, Inc., 5100 Neville Island, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 14, 2023)
10.26	Tax Credit Transfer Agreement, dated as of December 21, 2023, by and between Broadwind Heavy Fabrications Inc. and MarketAxess Holding Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 27, 2023)
10.27	Guaranty, dated as of December 21, 2023, by and between Broadwind, Inc. and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 27, 2023)
10.28	Amendment No. 2 to Credit Agreement, dated as of December 19, 2024, by and among Broadwind, Inc., Brad Foote Gear Works, Inc., Broadwind Industrial Solutions, LLC, Broadwind Heavy Fabrications, Inc., 5100 Neville Road, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2024)
10.29	Tax Credit Transfer Agreement, dated as of January 28, 2025, by and between Broadwind Heavy Fabrications Inc. and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2025)
10.30	Guaranty, dated as of January 28, 2025, by and between Broadwind Inc. and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 30, 2025)
19	Insider Trading Policy (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of RSM LLP (filed herewith)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
97	Broadwind, Inc. Policy on Recoupment of Incentive-Based Compensation (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)
101

The following financial information from this Form 10-K of Broadwind, Inc. for the year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Consolidated Statements of Operations for the years ended December 31, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensation plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the fifth  day of March, 2025.

BROADWIND, INC.

By:	/s/ Eric B. Blashford
Eric B. Blashford President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons (including a majority of the board of directors) on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Eric B. Blashford	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 5, 2025
Eric B. Blashford

/s/ Thomas A. Ciccone	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2025
Thomas A. Ciccone

/s/ Philip J. Christman	Director	March 5, 2025
Philip J. Christman

/s/ Jeanette A. Press	Director	March 5, 2025
Jeanette A. Press

/s/ David P. Reiland	Director	March 5, 2025
David P. Reiland

/s/ Sachin M. Shivaram	Director	March 5, 2025
Sachin M. Shivaram

/s/ Cary B. Wood	Director	March 5, 2025
Cary B. Wood