Form 10-Q
period 2025-03-31
BROADWIND, INC.
filed 2025-05-13
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of May 8, 2025: 22,687,076.

BROADWIND, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024

ASSETS
CURRENT ASSETS:
Cash	$1,204	$7,721
Accounts receivable, net	11,166	13,454
AMP credit receivable	2,566	2,533
Contract assets	926	836
Inventories	49,516	39,950
Prepaid expenses and other current assets	2,768	2,374
Total current assets	68,146	66,868
LONG-TERM ASSETS:
Property and equipment, net	45,023	45,572
Operating lease right-of-use assets	14,355	13,841
Intangible assets, net	1,237	1,403
Other assets	557	606
TOTAL ASSETS	$129,318	$128,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and current maturities of long-term debt	$4,816	$1,454
Current portion of finance lease obligations	2,257	2,266
Current portion of operating lease obligations	2,306	2,115
Accounts payable	22,967	16,080
Accrued liabilities	3,890	3,605
Customer deposits	8,876	18,037
Total current liabilities	45,112	43,557
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	7,375	7,742
Long-term finance lease obligations, net of current portion	3,423	3,777
Long-term operating lease obligations, net of current portion	14,094	13,799
Other	5	15
Total long-term liabilities	24,897	25,333
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 22,902,433 and 22,593,589 shares issued as of March 31, 2025, and December 31, 2024, respectively	23	23
Treasury stock, at cost, 273,937 shares as of March 31, 2025 and December 31, 2024	(1,842)	(1,842)
Additional paid-in capital	401,843	401,564
Accumulated deficit	(340,715)	(340,345)
Total stockholders’ equity	59,309	59,400
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,318	$128,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues	$36,838	$37,616
Cost of sales	32,512	30,979
Gross profit	4,326	6,637
OPERATING EXPENSES:
Selling, general and administrative	3,977	4,394
Intangible amortization	165	165
Total operating expenses	4,142	4,559
Operating income	184	2,078
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(516)	(532)
Other, net	(2)	3
Total other expense, net	(518)	(529)
Net (loss) income before provision for income taxes	(334)	1,549
Provision for income taxes	36	39
NET (LOSS) INCOME	(370)	1,510
NET (LOSS) INCOME PER COMMON SHARE—BASIC:
Net (loss) income	$(0.02)	$0.07
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	22,361	21,595
NET (LOSS) INCOME PER COMMON SHARE—DILUTED:
Net (loss) income	$(0.02)	$0.07
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	22,361	21,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2023	21,840,301	$22	(273,937)	$(1,842)	$399,336	$(341,497)	$56,019
Stock issued under defined contribution 401(k) retirement savings plan	107,305	—	—	—	287	—	287
Share-based compensation	—	—	—	—	225	—	225
Net income	—	—	—	—	—	1,510	1,510
BALANCE, March 31, 2024	21,947,606	$22	(273,937)	$(1,842)	$399,848	$(339,987)	$58,041

BALANCE, December 31, 2024	22,593,589	$23	(273,937)	$(1,842)	$401,564	$(340,345)	$59,400
Stock issued for restricted stock	268,152	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	165,189	—	—	—	286	—	286
Share-based compensation	—	—	—	—	189	—	189
Shares withheld for taxes in connection with issuance of restricted stock	(124,497)	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	—	(370)	(370)
BALANCE, March 31, 2025	22,902,433	$23	(273,937)	$(1,842)	$401,843	$(340,715)	$59,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(370)	$1,510
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,702	1,596
Deferred income taxes	(11)	(8)
Stock-based compensation	189	225
Allowance for credit losses	(16)	(2)
Common stock issued under defined contribution 401(k) plan	286	287
Changes in operating assets and liabilities:
Accounts receivable	2,304	4,632
AMP credit receivable	(33)	5,319
Contract assets	(90)	800
Inventories	(9,566)	19
Prepaid expenses and other current assets	(394)	635
Accounts payable	6,815	(4,005)
Accrued liabilities	285	(71)
Customer deposits	(9,161)	(5,097)
Other non-current assets and liabilities	23	17
Net cash (used in) provided by operating activities	(8,037)	5,857
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(916)	(1,744)
Net cash used in investing activities	(916)	(1,744)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) line of credit, net	3,356	(4,657)
Proceeds from long-term debt	—	1,244
Payments on long-term debt	(361)	(325)
Payments on finance leases	(363)	(401)
Shares withheld for taxes in connection with issuance of restricted stock	(196)	—
Net cash provided by (used in) financing activities	2,436	(4,139)
NET DECREASE IN CASH	(6,517)	(26)
CASH beginning of the period	7,721	1,099
CASH end of the period	$1,204	$1,073

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

Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2024, or any other interim period, which may differ materially due to, among other things, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

The December 31, 2024 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2025 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Company Description

Through its subsidiaries, the Company is a precision manufacturer of structures, equipment and components for clean technology and other specialized applications. The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s capabilities include, but are not limited to, the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, gearbox manufacturing and repair, heat treatment, precision machining, assembly, engineering and packaging solutions. The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 52% and 39% of the Company’s revenue during the first three months of 2025 and 2024, respectively.

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

Debt and finance lease obligations at  March 31, 2025 totaled $17,871, which includes current outstanding debt and finance leases totaling $7,073. The Company’s outstanding debt includes $7,307 outstanding from the senior secured term loan under the 2022 Credit Facility. During the three months ended March 31, 2025, the Company borrowed on the revolving line of credit and repaid such borrowings during the period. The Company had $3,357 drawn on the revolving line of credit as of March 31, 2025. The Company’s revolving line of credit balance, if any, is included in the “Line of credit and current maturities of long-term debt” line item in the Company’s condensed consolidated balance sheet.

On September 22, 2023, the Company filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 12, 2023 (the “Form S-3”), replacing a prior shelf registration statement which expired on October 12, 2023. The Form S-3 will expire on October 12, 2026. This shelf registration statement, which includes a base prospectus, allows the Company to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in the prospectus supplement accompanying the base prospectus, the Company would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes.

On September 12, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $12,000. The Company will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. No shares of the Company’s common stock were issued under the Sales Agreement during the year ended December 31, 2024 or during the three months ended March 31, 2025. As of March 31, 2025, shares of the Company’s common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

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

During the three months ended March 31, 2025 and March 31, 2024, the Company sold account receivables totaling $8,840 and $6,805, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $198 and $164, respectively.

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

If assumptions regarding the Company’s production, sales and subsequent collections from certain of the Company’s large customers, the Company’s ability to finalize the terms of the remaining obligations under a supply agreement with a leading global wind turbine manufacturer, as well as receipt of customer deposits and revenues generated from new customer orders, are materially inconsistent with management’s expectations, the Company may in the future encounter cash flow and liquidity issues, which could have a material adverse impact on the Company.

If the Company’s operational performance deteriorates, the Company may be unable to comply with existing financial covenants, and could lose access to the 2022 Credit Facility. This could limit the Company’s operational flexibility, require a delay in making planned investments and/or require us to seek additional equity or debt financing. Any attempt to raise equity through the public markets could have a negative effect on the Company’s stock price, making an equity raise more difficult or more dilutive. Any additional equity financing or equity-linked financing, if available, will be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other operating and financial restrictions on the Company and could be on less favorable terms than the 2022 Credit Facility. While management believes that the Company will continue to have sufficient cash available to operate its businesses and to meet the Company’s financial obligations and debt covenants, there can be no assurances that the Company’s operations will generate sufficient cash, or that credit facilities or equity or equity-linked financings will be available in an amount sufficient to enable the Company to meet these financial obligations.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Heavy Fabrications	$25,248	$22,016
Gearing	5,966	8,337
Industrial Solutions	5,647	7,994
Eliminations	(23)	(731)
Consolidated	$36,838	$37,616

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

For substantially all wind sales within the Company’s Heavy Fabrications segment as well as certain sales within our Gearing segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. The Company recognizes revenue under these arrangements only when there is a substantive reason for the agreement, the ordered goods are identified separately as belonging to the customer and not available to fill other orders, the goods are currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance. During the three months ended March 31, 2025 and 2024, the Company recognized $216 and $0, respectively, of revenue within the Gearing segment under terms included in bill and hold sales arrangements.

During the three months ended March 31, 2025 and 2024, the Company recognized a portion of revenue within the Heavy Fabrications segment over time, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Because the projects are labor intensive, the Company uses labor hours as the input measure of progress for the applicable contracts. Within the Heavy Fabrications segment, the Company recognized revenue for contracts that meet over time criteria of $997 and $280 for the three months ended March 31, 2025 and March 31, 2024, respectively. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. Contract assets represent the Company’s rights to consideration for work completed but not billed at the end of the period.

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

NOTE 3 — NET INCOME PER SHARE

The following table presents a reconciliation of basic and diluted income per share for the three months ended March 31, 2025 and 2024, as follows:

	Three Months Ended
	March 31,
	2025	2024
Basic (loss) income per share calculation:
Net (loss) income	$(370)	$1,510
Weighted average number of common shares outstanding	22,361,152	21,594,664
Basic net (loss) income per share	$(0.02)	$0.07
Diluted (loss) income per share calculation:
Net (loss) income	$(370)	$1,510
Weighted average number of common shares outstanding	22,361,152	21,594,664
Common stock equivalents:
Non-vested stock awards (1)	—	212,118
Weighted average number of common shares outstanding	22,361,152	21,806,782
Diluted net (loss) income per share	$(0.02)	$0.07

(1) Restricted stock units granted and outstanding of 689,732 as of March 31, 2025, are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company’s net loss for the three months ended March 31, 2025.

NOTE 4 — INVENTORIES

The components of inventories as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31,	December 31,
	2025	2024
Raw materials	$31,033	$19,651
Work-in-process	12,159	9,945
Finished goods	8,740	12,517
	51,932	42,113
Less: Reserve	(2,416)	(2,163)
Net inventories	$49,516	$39,950

NOTE 5 — AMP CREDITS

During the three months ended March 31, 2025 and March 31, 2024, the Company recognized gross AMP credits totaling $2,772 and $1,872, respectively, within the Heavy Fabrications segment. These AMP credits were introduced as part of the Inflation Reduction Act (“IRA”), which was enacted on August 16, 2022. The IRA includes advanced manufacturing tax credits for manufacturers of eligible components, including wind components. Manufacturers of wind components qualify for the AMP credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit applies to each component produced and sold in the U.S. beginning in 2023 through 2032. Wind towers within the Company’s Heavy Fabrications segment are eligible for credits of $0.03 per watt for each wind tower produced. In calculating the eligible credit, the Company relied on the megawatt rating provided by the customers. Manufacturers who qualify for the AMP credits can apply to the Internal Revenue Service for cash refunds of the AMP credits, sell the AMP credits to third parties for cash, or apply the AMP credits against taxable income. The Company recognized the AMP credits as a reduction to cost of sales in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025 and March 31, 2024. The assets related to the AMP credits are recognized as current assets in the “AMP credit receivable” line item in the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

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

During the three months ended March 31, 2025, the Company recognized gross AMP credits totaling $2,772 and recognized a 6.5% discount on the credits totaling $180, which was recognized in cost of sales. The Company also incurred other miscellaneous administrative costs related to the credits in the amount of $28, which have been recorded as cost of sales. Additionally, costs totaling $12 are included in the “Prepaid expenses and other current assets” line item of the Company’s condensed consolidated financial statements at March 31, 2025.

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

As of March 31, 2025 and December 31, 2024, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	March 31, 2025					December 31, 2024
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Customer relationships	15,979	(8,169)	(7,592)	218	0.8	15,979	(8,103)	(7,592)	284	1.1
Trade names	9,099	(8,080)	—	1,019	2.5	9,099	(7,980)	—	1,119	2.8
Intangible assets	$25,078	$(16,249)	$(7,592)	$1,237	2.2	$25,078	$(16,083)	$(7,592)	$1,403	2.5

As of March 31, 2025, estimated future amortization expense was as follows:

2025	$496
2026	422
2027	319
Total	$1,237

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
Accrued payroll and benefits	$2,928	$2,968
Accrued property taxes	179	—
Income taxes payable	183	137
Accrued professional fees	136	81
Accrued warranty liability	166	167
Self-insured workers compensation reserve	41	10
Accrued sales tax	14	6
Accrued other	243	236
Total accrued liabilities	$3,890	$3,605

NOTE 8 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
Line of credit	$3,357	$—
Other notes payable	1,527	1,618
Long-term debt	7,307	7,578
Total debt	12,191	9,196
Less: current maturities	(4,816)	(1,454)
Long-term debt, net of current maturities	$7,375	$7,742

Credit Facility

On August 4, 2022, the Company entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), which replaced its prior credit facility and provided the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. Net deferred financing costs related to the 2022 Credit Facility which primarily relate to the revolving credit loan, were $243 at March 31, 2025, which is net of accumulated amortization of $277. Net deferred financing costs at December 31, 2024 were $269, which is net of accumulated amortization of $251. These costs are included in the “Other assets” line item of the Company's condensed consolidated financial statements at March 31, 2025 and December 31, 2024.

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

As of March 31, 2025, there was $10,664 of outstanding indebtedness under the 2022 Credit Facility, with the ability to borrow an additional $21,392. As of March 31, 2025, the Company was in compliance with all financial covenants under the 2022 Credit Facility. As of March 31, 2025, the effective interest rate of the senior secured revolving credit facility was 6.36% and the senior secured term loan was 6.86%. As of December 31, 2024, the effective interest rate of the senior secured revolving credit facility was 6.71% and the effective rate of the senior secured term loan was 6.96%.

Other

 In addition, the Company has outstanding notes payable for capital expenditures in the amount of $1,527 and $1,618 as of March 31, 2025 and December 31, 2024, respectively, with $377 and $371 included in the “Line of credit and current maturities of long-term debt” line item of the Company’s condensed consolidated financial statements as of March 31, 2025 and December 31, 2024, respectively. The notes payable have monthly payments that range from $1 to $20 and an interest rate of approximately 7%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from  September 2028 to June 2029.

NOTE 9 — LEASES

The Company leases certain facilities and equipment. The leases are accounted for under Accounting Standard Update 2016-02, Leases (“Topic 842”), and the Company elected to apply each available practical expedient. The discount rates used for the leases are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

The Company has elected to apply the short-term lease exception to all leases of one year or less. During the three months ended March 31, 2025 and 2024, the Company had additional operating leases that resulted in right-of-use assets obtained in exchange for lease obligations in the amount of $1,034 and $0, respectively. During the three months ended March 31, 2025 and 2024, the Company had additional finance leases associated with property, plant, and equipment of $0 and $813, respectively.

Some of the Company’s facility leases include options to renew. The exercise of the renewal options is typically at the Company’s discretion. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended March 31,
	2025	2024
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$327	$358
Interest on finance lease liabilities	113	107
Total finance lease costs	440	465
Operating lease cost components:
Operating lease cost	741	642
Short-term lease cost	188	46
Variable lease cost (1)	277	369
Sublease income	(121)	(104)
Total operating lease costs	1,085	953

Total lease cost	$1,525	$1,418

Supplemental cash flow information related to our operating leases is as follows for the three months ended March 31, 2025 and 2024:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$907	810

Weighted-average remaining lease term-finance leases at end of period (in years)	2.9	2.9
Weighted-average remaining lease term-operating leases at end of period (in years)	5.9	6.9
Weighted-average discount rate-finance leases at end of period	5.9%	8.0%
Weighted-average discount rate-operating leases at end of period	8.5%	8.9%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of March 31, 2025, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2025	$2,130	$2,709	$4,839
2026	1,508	3,676	5,184
2027	1,212	3,388	4,600
2028	952	3,402	4,354
2029	526	3,440	3,966
2030 and thereafter	—	4,618	4,618
Total lease payments	6,328	21,233	27,561
Less—portion representing interest	(648)	(4,833)	(5,481)
Present value of lease obligations	5,680	16,400	22,080
Less—current portion of lease obligations	(2,257)	(2,306)	(4,563)
Long-term portion of lease obligations	$3,423	$14,094	$17,517

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

NOTE 11 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of March 31, 2025, the Company has a full valuation allowance recorded against deferred tax assets. During the three months ended March 31, 2025, the Company recorded a provision for income taxes of $36, compared to a provision for income taxes of $39 during the three months ended March 31, 2024. On  August 16, 2022, Congress enacted the IRA which includes advanced manufacturing tax credits for manufacturers of eligible components, including wind components produced and sold in the U.S. beginning in 2023 through 2032. These credits will have no impact on income tax expense.

The Company files income tax returns in U.S. federal and state jurisdictions. As of March 31, 2025, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2024, the Company had federal and unapportioned state net operating loss (“NOL”) carryforwards of $295,198 of which $227,781 will generally begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

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

In February 2013, the Company adopted a Stockholder Rights Plan, which was approved by the Company’s stockholders and extended in 2016, 2019, 2022, and 2025 for additional three-year periods (as amended, the “Rights Plan”), designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under Section 382 of the IRC.

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

As of March 31, 2025, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of March 31, 2025.

NOTE 12 — SHARE-BASED COMPENSATION

There was no stock option activity during the three months ended March 31, 2025 and March 31, 2024 and no stock options were outstanding as of March 31, 2025 or March 31, 2024.

The following table summarizes the Company’s restricted stock unit and performance award activity during the three months ended March 31, 2025:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2024	823,808	$2.96
Granted	134,076	$2.72
Vested	(268,152)	$1.77
Unvested as of March 31, 2025	689,732	$2.96

Under certain situations, shares are withheld from issuance to cover taxes for the vesting of restricted stock units and performance awards. For the three months ended March 31, 2025 and 2024, 124,497 and 0 shares, respectively, were withheld to cover tax obligations.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, as follows:

	Three Months Ended March 31,
	2025	2024
Share-based compensation expense:
Cost of sales	$13	$29
Selling, general and administrative	176	196
Net effect of share-based compensation expense on net income	$189	$225
Reduction in earnings per share:
Basic earnings per share	$0.01	$0.01
Diluted earnings per share	$0.01	$0.01

NOTE 13 — LEGAL PROCEEDINGS AND OTHER MATTERS

Legal Proceedings

The Company is party to a variety of legal proceedings that arise in the normal course of its business. On an ongoing basis, the Company is often the subject of, or party to, various legal claims by other parties against the Company, by the Company against other parties, or involving the Company, which arise in the normal course of its business. While the results of these legal proceedings or claims cannot be predicted with certainty, management believes that the final outcome of these proceedings or claims will not have a material adverse effect, individually or in the aggregate, on the Company’s results of operations, financial condition or cash flows. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations, financial condition or cash flows. It is possible that if one or more of such matters were decided against the Company, the effects could be materially adverse to the Company, including to its results of operations in the period in which the Company would be required to record or adjust the related liability and to the Company’s financial condition and cash flows in the periods the Company would be required to pay such liability.

NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. Although some of the accounting standards issued or effective in the current fiscal year may be applicable to it, the Company believes that none of the new standards have a significant impact on its condensed consolidated financial statements.

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires additional disclosure of significant segment expenses on an annual and interim basis. This guidance will be applied retrospectively and will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. The Company adopted this guidance for the year ended December 31, 2024. Refer to Note 15 “Segment Reporting” of these condensed consolidated financial statements for the additional disclosures applied on a retrospective basis.

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

The Company’s segments and their product and service offerings are summarized below:

Heavy Fabrications

The Company provides large, complex and precision fabrications to customers in a broad range of industrial markets. The Company’s most significant presence is within the U.S. wind energy industry, although it has diversified into other industrial markets in order to improve capacity utilization, reduce customer concentrations, and reduce exposure to uncertainty related to governmental policies currently impacting the U.S. wind energy industry. Within the U.S. wind energy industry, the Company provides steel towers and repowering adapters primarily to wind turbine manufacturers. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 550 towers (1,650 tower sections), sufficient to support turbines generating more than 1.7 GW of power. The Company has expanded its production capabilities and leveraged manufacturing competencies, including welding, lifting capacity and stringent quality practices, into aftermarket and original equipment manufacturer (“OEM”) components utilized in surface and underground mining, construction, material handling, oil and gas (“O&G”) and other infrastructure markets. The Company has designed and manufactures a mobile, modular pressure reducing system for the compressed natural gas virtual pipeline market. The Company manufactures components for buckets, shovels, car bodies, drill masts and other products that support mining and construction markets. In other industrial markets, the Company provides crane components, pressure vessels, frames and other structures.

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Basis of Presentation” of these condensed consolidated financial statements. Summary financial information by reportable segment for the three months ended March 31, 2025 and 2024 is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2025
Revenues from external customers	$25,248	$5,966	$5,624	$—	$—	$36,838
Intersegment revenues	—	—	23	—	(23)	—
Net revenues	25,248	5,966	5,647	—	(23)	36,838
Direct materials	14,622	1,440	3,329	—	*	19,391
Direct labor	3,762	1,261	*	—	—	5,023
Indirect labor	2,811	1,129	547	—	—	4,487
Variable overhead	*	875	473	—	—	1,348
AMP credits	(2,564)	—	—	—	—	(2,564)
Salaries and benefits	*	*	*	398	—	398
Share-based compensation	*	*	*	146	—	146
Depreciation and amortization	1,021	549	114	18	—	1,702
All other expenses (1)	3,355	1,604	854	933	(23)	6,723
Operating income (loss)	2,241	(892)	330	(1,495)	—	184
Capital expenditures	861	26	—	29	—	916

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2024
Revenues from external customers	$22,016	$8,337	$7,263	$—	$—	$37,616
Intersegment revenues	—	—	731	—	(731)	—
Net revenues	22,016	8,337	7,994	—	(731)	37,616
Direct materials	12,547	1,829	4,386	—	*	18,762
Direct labor	2,885	1,382	*	—	—	4,267
Indirect labor	2,689	1,307	382	—	—	4,378
Variable overhead	*	1,003	457	—	—	1,460
AMP credits	(1,717)	—	—	—	—	(1,717)
Salaries and benefits	*	*	*	579	—	579
Share-based compensation	*	*	*	172	—	172
Depreciation and amortization	911	540	100	45	—	1,596
All other expenses (1)	2,655	2,251	902	964	(731)	6,041
Operating income (loss)	2,046	25	1,767	(1,760)	—	2,078
Capital expenditures	461	1,068	215	—	—	1,744

* Line item not deemed a significant expense for this segment (per analysis of Accounting Standards Update No. 2023-07).

(1) All other expenses for each reportable segment primarily consist of:

       Heavy Fabrications-variable overhead, salaries and benefits, and rent and utilities

       Gearing- salaries and benefits and rent

       Industrial Solutions-direct labor, salaries and benefits, and rent and utilities

       Corporate-professional expenses

	Total Assets as of
	March 31,	December 31,
Segments:	2025	2024
Heavy Fabrications	$51,993	$43,035
Gearing	38,920	41,406
Industrial Solutions	15,247	14,864
Corporate	50,667	48,488
Eliminations	(27,509)	(19,503)
	$129,318	$128,290

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

Allowance for Credit Losses

 Beginning January 1, 2023, the Company assessed and recorded an allowance for credit losses using the current expected credit loss model. The adjustment for credit losses to management’s current estimate is recorded in net income as credit loss expense. All credit losses were on trade receivables and/or contract assets arising from the Company's contracts with customers.

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for credit losses and its financial results. The activity in the accounts receivable allowance liability for the three months ended March 31, 2025 and 2024 consisted of the following:

	For the Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$94	$99
Write-offs	(16)	—
Other adjustments	—	(2)
Balance at end of period	$78	$97

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages at  March 31, 2025 and  December 31, 2024.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1, “Financial Statements,” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 2. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties. As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” refer to Broadwind, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its subsidiaries, as appropriate.

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

Key Financial Measures

	Three Months Ended
	March 31,
	2025	2024
Net revenues	$36,838	$37,616
Net (loss) income	$(370)	$1,510
Adjusted EBITDA (1)	$2,368	$4,170
Capital expenditures	$916	$1,744
Free cash flow (2)	$(8,100)	$(2,452)
Operating working capital (3)	$28,839	$24,286
Total debt	$12,191	$7,690
Total orders	$30,455	$28,996
Backlog at end of period (4)	$116,957	$159,912
Book-to-bill (5)	0.8	0.8

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

(4)

Our backlog at March 31, 2025 and 2024 is net of revenue recognized over time. Backlog has been adjusted to reflect updated assumptions related to raw material pricing (which is a customer passthrough) and other variables.

(5)	We define the book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Three Months Ended
	March 31,
	2025	2024
Net (loss) income	$(370)	$1,510
Interest expense	516	532
Income tax provision	36	39
Depreciation and amortization	1,702	1,596
Share-based compensation and other stock payments	484	503
Proxy contest-related expenses	—	(10)
Adjusted EBITDA	2,368	4,170
Changes in operating working capital	(9,552)	(4,878)
Capital expenditures	(916)	(1,744)
Free Cash Flow	$(8,100)	$(2,452)

OUR BUSINESS

First Quarter Overview

We received $30,455 in new orders in the first quarter, up from $28,996 in the first quarter of 2024. Within our Heavy Fabrications segment, orders increased 10% primarily due to the timing of orders associated with wind repowering projects. Partially offsetting this was a 52% decrease in industrial fabrication product line orders, primarily due to reduced demand from mining customers and reduced demand for our Pressure Reducing Systems (“PRS”) units. Orders within our Industrial Solutions segment increased 38% compared to the prior year quarter primarily due to an increase in orders associated with new gas turbine and aftermarket gas turbine projects. Gearing segment orders decreased 24% from the prior year period primarily due to reduced demand from mining and aftermarket wind customers, partially offset by improved demand from oil and gas (“O&G”) customers.

We recognized revenue of $36,838 in the first quarter, which was a 2% decrease compared to the first quarter of 2024. Within the Heavy Fabrications segment wind revenue increased 28% from the prior year period primarily due to an increase in wind repowering revenue. This was partially offset by a decrease in industrial fabrication product line revenue as we experienced reduced shipments of our PRS units when compared to the prior year period. Gearing segment revenue decreased 28% relative to the comparable prior year period primarily due to reduced shipments to O&G customers. Industrial Solutions segment revenue decreased by 29% from the prior year period primarily due to reduced shipments to aftermarket gas turbine customers.

We recorded a net loss of $370 or ($0.02) per share in the first quarter of 2025, compared to net income of $1,510 or $0.07 per share in the first quarter of 2024. This decrease in net income was primarily attributable to a less profitable mix of products sold across all three of our segments and operating inefficiencies within our Gearing segment when compared to the prior year period.

RESULTS OF OPERATIONS

Three months ended March 31, 2025, Compared to Three months ended March 31, 2024

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

	Three Months Ended March 31,				2025 vs. 2024
		% of Total		% of Total
	2025	Revenue	2024	Revenue	$ Change	% Change
Revenues	$36,838	100.0%	$37,616	100.0%	$(778)	(2.1)%
Cost of sales	32,512	88.3%	30,979	82.4%	1,533	4.9%
Gross profit	4,326	11.7%	6,637	17.6%	(2,311)	(34.8)%
Operating expenses
Selling, general and administrative expenses	3,977	10.8%	4,394	11.7%	(417)	(9.5)%
Intangible amortization	165	0.4%	165	0.4%	—	0.0%
Total operating expenses	4,142	11.2%	4,559	12.1%	(417)	(9.1)%
Operating income	184	0.5%	2,078	5.5%	(1,894)	(91.1)%
Other (expense) income, net
Interest expense, net	(516)	(1.4)%	(532)	(1.4)%	16	3.0%
Other, net	(2)	(0.0)%	3	0.0%	(5)	(166.7)%
Total other expense, net	(518)	(1.4)%	(529)	(1.4)%	11	2.1%
Net (loss) income before provision for income taxes	(334)	(0.9)%	1,549	4.1%	(1,883)	(121.6)%
Provision for income taxes	36	0.1%	39	0.1%	(3)	(7.7)%
Net (loss) income	$(370)	(1.0)%	$1,510	4.0%	$(1,880)	(124.5)%

Consolidated

Revenues decreased by $778 as compared to the prior year period primarily due to a drop in revenue in the Gearing and Industrial Solutions segments. Gearing segment revenue decreased 28% relative to the comparable prior year period, reflective of reduced shipments to O&G customers. Industrial Solutions segment revenue decreased 29% from the prior year period primarily due to reduced shipments to aftermarket gas turbine customers. Within our Heavy Fabrications segment, wind revenue increased 28% from the prior year period primarily due to an increase in wind repowering revenue. Industrial fabrication product line revenues decreased by 13% due largely to reduced sales of our PRS units.

Gross profit decreased by $2,311 when compared to the prior year period primarily due to a less profitable mix of products sold across all three of our segments and operating inefficiencies within our Gearing segment when compared to the prior year period. Operating expenses decreased from the prior year period primarily due to lower employee compensation in the current year quarter.

We recorded a net loss of $370 during the three months ended March 31, 2025, compared to net income of $1,510 during the three months ended March 31, 2024. This decrease in net income was primarily due to the factors described above.

Heavy Fabrications Segment

	Three Months Ended
	March 31,
	2025	2024
Orders	$12,391	$11,221
Revenues	25,248	22,016
Operating income	2,241	2,046
Operating margin	8.9%	9.3%

Within our Heavy Fabrications segment, orders increased 10% from the prior year period primarily due to the timing of orders associated with wind repowering projects. Partially offsetting this was a 52% decrease in industrial fabrication product line orders, primarily due to reduced demand from mining customers and demand for our PRS units. Segment revenues increased by 15% compared to the prior year period primarily due to a 28% increase in wind revenue. This was partially offset by a 13% decrease in industrial fabrication product line revenues during the current year period primarily due to reduced shipments of our PRS units in the current year quarter.

Heavy Fabrications segment operating income increased by $195 as compared to the prior year period. The increase in operating performance was primarily a result of higher segment revenue, partially offset by a less profitable product mix sold.

Gearing Segment

	Three Months Ended
	March 31,
	2025	2024
Orders	$7,960	$10,446
Revenues	5,966	8,337
Operating (loss) income	(892)	25
Operating margin	(15.0)%	0.3%

Gearing segment orders decreased 24% from the prior year period primarily due to reduced demand from mining and aftermarket wind customers, partially offset by improved demand from O&G customers. Gearing revenue was down 28% relative to the prior year period reflective of reduced shipments to O&G customers.

The Gearing segment’s operating income decreased by $917 from the prior year period. This decrease was primarily attributable to lower sales and operational inefficiencies incurred in the current year period. These factors were partially offset by a favorable $482 property tax adjustment in the current year period.

Industrial Solutions Segment

	Three Months Ended
	March 31,
	2025	2024
Orders	$10,104	$7,329
Revenues	5,647	7,994
Operating income	330	1,767
Operating margin	5.8%	22.1%

Industrial Solutions segment orders increased from the prior year period primarily due to an increase in orders associated with new and aftermarket gas turbine projects. Segment revenues decreased from the prior year period primarily due to decreased shipments to aftermarket gas turbine customers. Operating income decreased versus the prior-year period primarily as a result of lower sales and a less profitable mix of product sold.

Corporate and Other

Corporate and Other expenses decreased during the three months ended March 31, 2025 compared to the prior year period primarily due to lower employee compensation.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

On August 4, 2022, we entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), providing the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. As of March 31, 2025, cash totaled $1,204, a decrease of $6,517 from December 31, 2024. Debt and finance lease obligations at March 31, 2025 totaled $17,871. As of March 31, 2025, we had $3,357 outstanding on the senior secured revolving credit facility and had the ability to borrow up to an additional $21,392 under the 2022 Credit Facility.

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

We also have outstanding notes payable for capital expenditures in the amount of $1,527 and $1,618 as of March 31, 2025 and December 31, 2024, respectively, with $377 and $371 included in the “Line of Credit and current maturities of long-term debt” line item of our condensed consolidated financial statements as of March 31, 2025 and December 31, 2024, respectively. The notes payable have monthly payments that range from $1 to $20 and an interest rate of approximately 7%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from September 2028 to June 2029.

On September 22, 2023, we filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 12, 2023 (the “Form S-3”), replacing a prior shelf registration statement which expired on October 12, 2023. The Form S-3 will expire on October 12, 2026. This shelf registration statement, which includes a base prospectus, allows us to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in the prospectus supplement accompanying the base prospectus, we would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes.

On September 12, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agents shares of our common stock with an aggregate sales price of up to $12,000. We will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. No shares of the Company’s common stock were issued under the Sales Agreement during the year ended December 31, 2024 or three months ended March 31, 2025. As of March 31, 2025, shares of our common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

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

If our operational performance deteriorates, we may be unable to comply with existing financial covenants, and could lose access to the 2022 Credit Facility. This could limit our operational flexibility, require a delay in making planned investments and/or require us to seek additional equity or debt financing. Any attempt to raise equity through the public markets could have a negative effect on our stock price, making an equity raise more difficult or more dilutive. Any additional equity financing or equity-linked financing, if available, will be dilutive to stockholders, and additional debt financing, if available, would likely require new financial covenants or impose other operating and financial restrictions on the Company and could be on less favorable terms than the 2022 Credit Facility. While we believe that we will continue to have sufficient cash available to operate our businesses and to meet our financial obligations and debt covenants for the next twelve months, there can be no assurances that our operations will generate sufficient cash, or that credit facilities or equity or equity-linked financings will be available in an amount sufficient to enable us to meet these financial obligations.

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Total cash (used in) provided by:
Operating activities	$(8,037)	$5,857
Investing activities	(916)	(1,744)
Financing activities	2,436	(4,139)
Net decrease in cash	$(6,517)	$(26)

Operating Cash Flows

During the three months ended March 31, 2025, net cash used in operating activities totaled $8,037 compared to net cash provided by operating activities of $5,857 during the prior year period. The increase in net cash used in operating activities during the current year period was primarily attributable to an increase in inventory, decreased proceeds from the sale of AMP credits, and a more significant decrease in customer deposits. Partially offsetting this was an increase in accounts payable during the current year period as compared to a decrease in the prior year period.

Investing Cash Flows

During the three months ended March 31, 2025, net cash used in investing activities totaled $916, compared to net cash used in investing activities of $1,744 during the prior year period. The decrease in net cash used in investing activities as compared to the prior-year period was primarily due to a net decrease in purchases of property and equipment.

Financing Cash Flows

During the three months ended March 31, 2025, net cash provided by financing activities totaled $2,436, compared to net cash used in financing activities of $4,139 during the prior year period. The increase was primarily due to increased net borrowings under the 2022 Credit Facility in the current year period, partially offset by proceeds from long-term debt received in the prior year period.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the three months ended March 31, 2025 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Part I, Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward looking statements. Forward-looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following: (i) the impact of global health concerns on the economies and financial markets and the demand for our products; (ii) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related extension, continuation or renewal of federal tax incentives and grants, including the advanced manufacturing tax credits, and state renewable portfolio standards as well as new or continuing tariffs on steel or other products imported into the United States; (iii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iv) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (v) the economic and operational stability of our significant customers and suppliers, including their respective supply chains, and the ability to source alternative suppliers as necessary; (vi) our ability to continue to grow our business organically and through acquisitions; (vii) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (viii) information technology failures, network disruptions, cybersecurity attacks or breaches in data security; (ix) the sufficiency of our liquidity and alternate sources of funding, if necessary; (x) our ability to realize revenue from customer orders and backlog (including our ability to finalize the terms of the remaining obligations under a supply agreement with a leading global wind turbine manufacturer); (xi) the economy and the potential impact it may have on our business, including our customers; (xii) the state of the wind energy market and other energy and industrial markets generally, including the availability of tax credits, and the impact of competition and economic volatility in those markets; (xiii) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xiv) competition from new or existing industry participants including, in particular, increased competition from foreign tower manufacturers; (xv) the effects of the change of administrations in the U.S. federal government; (xvi) our ability to successfully integrate and operate acquired companies and to identify, negotiate and execute future acquisitions; (xvii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; (xviii) the effects of proxy contests and actions of activist stockholders; (xix) the limited trading market for our securities and the volatility of market price for our securities; (xx) our outstanding indebtedness and its impact on our business activities (including our ability to incur additional debt in the future); and (xxi) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements including, but not limited to, those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K under the Securities Act and as such are not required to provide information under this Item pursuant to Item 305I of Regulation S-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item is incorporated herein by reference to Note 13, “Legal Proceedings And Other Matters” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2024 continue to represent the most significant risks to the Company’s future results of operations and financial conditions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND, INC.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2025

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 23, 2012)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 6, 2020)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed May 17, 2024)
3.5	Fourth Amended and Restated Bylaws of the Company, adopted as of June 26, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2023)
4.1	Fourth Amendment to Section 382 Rights Agreement dated as of February 4, 2025 between the Company and Equiniti Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 6, 2025)
10.1	Tax Credit Transfer Agreement, dated as of January 8, 2025, by and between Broadwind Heavy Fabrications Inc. and MarketAxess Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2025)
10.2	Guaranty, dated as of January 8, 2025, by and between Broadwind Inc. and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 30, 2025)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer*
101

The following financial information from this Form 10-Q of Broadwind, Inc. for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BROADWIND, INC.

May 13, 2025	By:	/s/ Eric B. Blashford
Eric B. Blashford
President and Chief Executive Officer
(Principal Executive Officer)