Form 10-Q
period 2025-06-30
BROADWIND, INC.
filed 2025-08-12
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of August 7, 2025: 23,041,464.

BROADWIND, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024

ASSETS
CURRENT ASSETS:
Cash	$1,037	$7,721
Accounts receivable, net	15,436	13,454
AMP credit receivable	2,880	2,533
Contract assets	1,593	836
Inventories	51,432	39,950
Prepaid expenses and other current assets	2,074	2,374
Assets held for sale	3,849	—
Total current assets	78,301	66,868
LONG-TERM ASSETS:
Property and equipment, net	40,635	45,572
Operating lease right-of-use assets	9,982	13,841
Intangible assets, net	1,072	1,403
Other assets	521	606
TOTAL ASSETS	$130,511	$128,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and current maturities of long-term debt	$19,099	$1,454
Current portion of finance lease obligations	2,229	2,266
Current portion of operating lease obligations	1,606	2,115
Accounts payable	20,025	16,080
Accrued liabilities	4,007	3,605
Customer deposits	4,341	18,037
Total current liabilities	51,307	43,557
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	7,006	7,742
Long-term finance lease obligations, net of current portion	3,089	3,777
Long-term operating lease obligations, net of current portion	10,150	13,799
Other	6	15
Total long-term liabilities	20,251	25,333
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 23,315,401 and 22,593,589 shares issued as of June 30, 2025, and December 31, 2024, respectively	23	23
Treasury stock, at cost, 273,937 shares as of June 30, 2025 and December 31, 2024	(1,842)	(1,842)
Additional paid-in capital	402,476	401,564
Accumulated deficit	(341,704)	(340,345)
Total stockholders’ equity	58,953	59,400
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,511	$128,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$39,235	$36,452	$76,073	$74,068
Cost of sales	35,260	30,886	67,772	61,865
Gross profit	3,975	5,566	8,301	12,203
OPERATING EXPENSES:
Selling, general and administrative	3,974	4,143	7,951	8,537
Intangible amortization	166	166	331	331
Total operating expenses	4,140	4,309	8,282	8,868
Operating (loss) income	(165)	1,257	19	3,335
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(783)	(726)	(1,299)	(1,258)
Other, net	(8)	4	(10)	7
Total other expense, net	(791)	(722)	(1,309)	(1,251)
Net (loss) income before provision for income taxes	(956)	535	(1,290)	2,084
Provision for income taxes	33	53	69	92
NET (LOSS) INCOME	(989)	482	(1,359)	1,992
NET (LOSS) INCOME PER COMMON SHARE—BASIC:
Net (loss) income	$(0.04)	$0.02	$(0.06)	$0.09
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	22,773	21,783	22,568	21,689
NET (LOSS) INCOME PER COMMON SHARE—DILUTED:
Net (loss) income	$(0.04)	$0.02	$(0.06)	$0.09
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	22,773	22,003	22,568	21,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2023	21,840,301	$22	(273,937)	$(1,842)	$399,336	$(341,497)	$56,019
Stock issued under defined contribution 401(k) retirement savings plan	107,305	—	—	—	287	—	287
Share-based compensation	—	—	—	—	225	—	225
Net income	—	—	—	—	—	1,510	1,510
BALANCE, March 31, 2024	21,947,606	$22	(273,937)	$(1,842)	$399,848	$(339,987)	$58,041
Stock issued for restricted stock	240,397	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	118,161	—	—	—	308	—	308
Share-based compensation	—	—	—	—	351	—	351
Shares withheld for taxes in connection with issuance of restricted stock	(46,668)	—	—	—	(130)	—	(130)
Net income	—	—	—	—	—	482	482
BALANCE, June 30, 2024	22,259,496	$22	(273,937)	$(1,842)	$400,377	$(339,505)	$59,052

BALANCE, December 31, 2024	22,593,589	$23	(273,937)	$(1,842)	$401,564	$(340,345)	$59,400
Stock issued for restricted stock	268,152	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	165,189	—	—	—	286	—	286
Share-based compensation	—	—	—	—	189	—	189
Shares withheld for taxes in connection with issuance of restricted stock	(124,497)	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	—	(370)	(370)
BALANCE, March 31, 2025	22,902,433	$23	(273,937)	$(1,842)	$401,843	$(340,715)	$59,309
Stock issued for restricted stock	278,914	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	178,947	—	—	—	336	—	336
Share-based compensation	—	—	—	—	357	—	357
Shares withheld for taxes in connection with issuance of restricted stock	(44,893)	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	—	(989)	(989)
BALANCE, June 30, 2025	23,315,401	$23	(273,937)	$(1,842)	$402,476	$(341,704)	$58,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,359)	$1,992
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	3,345	3,314
Deferred income taxes	(9)	2
Stock-based compensation	546	576
Allowance for credit losses	(16)	(2)
Common stock issued under defined contribution 401(k) plan	622	595
Gain on disposal of assets	(1)	(114)
Changes in operating assets and liabilities:
Accounts receivable	(1,966)	5,061
AMP credit receivable	(347)	5,360
Contract assets	(757)	302
Inventories	(11,482)	(1,397)
Prepaid expenses and other current assets	300	1,111
Accounts payable	4,134	(4,328)
Accrued liabilities	402	(2,130)
Customer deposits	(13,696)	(13,728)
Other non-current assets and liabilities	(214)	(41)
Net cash used in operating activities	(20,498)	(3,427)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,116)	(2,534)
Proceeds from disposals of property and equipment	1	159
Net cash used in investing activities	(2,115)	(2,375)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	17,634	5,914
Proceeds from long-term debt	—	1,421
Payments on long-term debt	(724)	(681)
Payments on finance leases	(725)	(883)
Shares withheld for taxes in connection with issuance of restricted stock	(256)	(130)
Net cash provided by financing activities	15,929	5,641
NET DECREASE IN CASH	(6,684)	(161)
CASH beginning of the period	7,721	1,099
CASH end of the period	$1,037	$938

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

Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2025, or any other interim period, which may differ materially due to, among other things, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

The December 31, 2024 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2025 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Company Description

Through its subsidiaries, the Company is a precision manufacturer of structures, equipment and components for clean technology and other specialized applications. The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s capabilities include, but are not limited to, the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, gearbox manufacturing and repair, heat treatment, precision machining, assembly, engineering and packaging solutions. The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 52% and 40% of the Company’s revenue during the first six months of 2025 and 2024, respectively.

Liquidity

The Company typically meets its short term liquidity needs through cash generated from operations, its available cash balances, the 2022 Credit Facility (as defined below), equipment financing, access to the public and private debt and/or equity markets, and has the option to raise capital from the sale of the Company’s securities under the Company’s registration statement on Form S-3 (as discussed below), and proceeds from any sales of Advanced Manufacturing Production tax credits (“AMP credits”) (discussed in Note 6 “AMP Credits” of these condensed consolidated financial statements).

See Note 9, “Debt and Credit Agreements,” of these condensed consolidated financial statements for a description of the 2022 Credit Facility and the Company’s other debt.

Debt and finance lease obligations at  June 30, 2025 totaled $31,423, which includes current outstanding debt and finance leases totaling $21,328. The Company’s outstanding debt includes $7,037 outstanding from the senior secured term loan under the 2022 Credit Facility. During the six months ended June 30, 2025, the Company borrowed on the revolving line of credit and repaid a portion of such borrowings during the period. The Company had $17,634 drawn on the revolving line of credit as of June 30, 2025. The Company’s revolving line of credit balance, if any, is included in the “Line of credit and current maturities of long-term debt” line item in the Company’s condensed consolidated balance sheet.

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

On September 12, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $12,000. The Company will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. No shares of the Company’s common stock were issued under the Sales Agreement during the year ended December 31, 2024 or during the six months ended June 30, 2025. As of June 30, 2025, shares of the Company’s common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

The Company also utilizes supply chain financing arrangements as a component of its funding for working capital, which accelerates receivable collections and helps to better manage cash flow. Under these agreements, the Company has agreed to sell certain of its accounts receivable balances to banking institutions who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements. The balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company’s consolidated statements of cash flows. Fees incurred in connection with the agreements are recorded as interest expense by the Company.

During the three and six months ended June 30, 2025, the Company sold account receivables totaling $13,111 and $21,952, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $299 and $498, respectively. During the three and six months ended June 30, 2024, the Company sold account receivables totaling $13,234 and $20,039, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $352 and $516, respectively.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Heavy Fabrications	$24,989	$19,611	$50,236	$41,628
Gearing	7,284	10,454	13,251	18,791
Industrial Solutions	7,363	6,463	13,010	14,456
Eliminations	(401)	(76)	(424)	(807)
Consolidated	$39,235	$36,452	$76,073	$74,068

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

For substantially all wind sales within the Company’s Heavy Fabrications segment as well as certain sales within our Gearing segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. The Company recognizes revenue under these arrangements only when there is a substantive reason for the agreement, the ordered goods are identified separately as belonging to the customer and not available to fill other orders, the goods are currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance. During the three and six months ended June 30, 2025, the Company recognized $221 and $436, respectively, of revenue within the Gearing segment under terms included in bill and hold sales arrangements. During the three and six months ended June 30, 2024, the Company did not recognize any revenue within the Gearing segment under terms included in bill and hold sales arrangements.

During the six months ended June 30, 2025 and 2024, the Company recognized a portion of revenue within the Heavy Fabrications segment over time, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Because the projects are labor intensive, the Company uses labor hours as the input measure of progress for the applicable contracts. Within the Heavy Fabrications segment, the Company recognized revenue for contracts that meet over time criteria of $2,665 and $3,662 for the three and six months ended June 30, 2025, respectively. Within the Heavy Fabrications segment, the Company recognized revenue for contracts that meet over time criteria of $2,067 and $2,347 for the three and six months ended June 30, 2024, respectively. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. Contract assets represent the Company’s rights to consideration for work completed but not billed at the end of the period.

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

NOTE 3 — NET INCOME PER SHARE

The following table presents a reconciliation of basic and diluted income per share for the three and six months ended June 30, 2025 and 2024, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic (loss) income per share calculation:
Net (loss) income	$(989)	$482	$(1,359)	$1,992
Weighted average number of common shares outstanding	22,773,271	21,783,219	22,568,350	21,688,941
Basic net (loss) income per share	$(0.04)	$0.02	$(0.06)	$0.09
Diluted (loss) income per share calculation:
Net (loss) income	$(989)	$482	$(1,359)	$1,992
Weighted average number of common shares outstanding	22,773,271	21,783,219	22,568,350	21,688,941
Common stock equivalents:
Non-vested stock awards (1)	—	219,859	—	215,515
Weighted average number of common shares outstanding	22,773,271	22,003,078	22,568,350	21,904,456
Diluted net (loss) income per share	$(0.04)	$0.02	$(0.06)	$0.09

(1) Restricted stock units granted and outstanding of 897,948 as of June 30, 2025, are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company’s net loss for the three and six months ended June 30, 2025.

NOTE 4 — ASSETS HELD FOR SALE

On June 4, 2025, the Company entered into a definitive agreement (the “Manitowoc Purchase Agreement”) with Wisconsin Heavy Fabrication, LLC (the “Buyer”) to sell certain assets used in its industrial fabrication operations in Manitowoc, Wisconsin including specified contracts, equipment, machinery and other personal property, and permits for an aggregate purchase price of up to $13,800 in cash, subject to certain purchase price adjustments. The transaction is expected to close during the third quarter of 2025, subject to the satisfaction of customary closing conditions.

Since the sale is probable within a year and the Company has met all other held for sale accounting criteria, the related assets are reflected as held for sale as of June 30, 2025. The transaction does not reflect a strategic shift that will have a major effect on operations and financial results, and therefore, did not qualify for presentation as a discontinued operation. As the transaction is likely to close within one year, the assets are included in the current assets section of the Company’s condensed consolidated balance sheets as of June 30, 2025. The results of the industrial fabrication operations in Manitowoc are included within the Heavy Fabrications segment. Assets classified as held for sale consist of the Manitowoc property and equipment and have been recognized at the lower of the carrying value and fair value less costs to sell, which was the carrying value. Depreciation of these assets ceased as of June 4, 2025.

NOTE 5 — INVENTORIES

The components of inventories as of June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30,	December 31,
	2025	2024
Raw materials	$29,114	$19,651
Work-in-process	13,580	9,945
Finished goods	11,121	12,517
	53,815	42,113
Less: Reserve	(2,383)	(2,163)
Net inventories	$51,432	$39,950

NOTE 6 — AMP CREDITS

During the three and six months ended June 30, 2025, the Company recognized gross AMP credits totaling $3,132 and $5,904, respectively, within the Heavy Fabrications segment. During the three and six months ended June 30, 2024, the Company recognized gross AMP credits totaling $1,848 and $3,720, respectively, within the Heavy Fabrications segment. These AMP credits were introduced as part of the Inflation Reduction Act (“IRA”), which was enacted on August 16, 2022. The IRA includes advanced manufacturing tax credits for manufacturers of eligible components, including wind components. Manufacturers of wind components qualify for the AMP credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit applies to each component produced and sold in the U.S. beginning in 2023 through 2032. The One Big Beautiful Bill Act (the “OBBBA”), enacted on July 4, 2025, eliminates the credit for components produced and sold after 2027. Wind towers within the Company’s Heavy Fabrications segment are eligible for credits of $0.03 per watt for each wind tower produced. In calculating the eligible credit, the Company relied on the megawatt rating provided by the customers. Manufacturers who qualify for the AMP credits can apply to the Internal Revenue Service for cash refunds of the AMP credits, sell the AMP credits to third parties for cash, or apply the AMP credits against taxable income. The Company recognized the AMP credits as a reduction to cost of sales in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025 and June 30, 2024. The assets related to the AMP credits are recognized as current assets in the “AMP credit receivable” line item in the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

During the six months ended June 30, 2025, the Company recognized gross AMP credits totaling $5,904 and recognized a 6.5% discount on the credits totaling $384, which was recognized in cost of sales. The Company also incurred other miscellaneous administrative costs related to the credits in the amount of $52, which have been recorded as cost of sales. Additionally, costs totaling $10 are included in the “Prepaid expenses and other current assets” line item of the Company’s condensed consolidated financial statements at June 30, 2025.

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

NOTE 7 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf Company, LLC completed in 2017. Intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 1 to 2 years.

As of June 30, 2025 and December 31, 2024, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	June 30, 2025					December 31, 2024
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Customer relationships	$15,979	$(8,234)	$(7,592)	$153	0.6	$15,979	$(8,103)	$(7,592)	$284	1.1
Trade names	9,099	(8,180)	—	919	2.3	9,099	(7,980)	—	1,119	2.8
Intangible assets	$25,078	$(16,414)	$(7,592)	$1,072	2.1	$25,078	$(16,083)	$(7,592)	$1,403	2.5

As of June 30, 2025, estimated future amortization expense was as follows:

2025	$331
2026	422
2027	319
Total	$1,072

NOTE 8 — ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
Accrued payroll and benefits	$2,908	$2,968
Accrued property taxes	360	—
Income taxes payable	54	137
Accrued professional fees	56	81
Accrued warranty liability	189	167
Self-insured workers compensation reserve	58	10
Accrued sales tax	16	6
Accrued other	366	236
Total accrued liabilities	$4,007	$3,605

NOTE 9 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
Line of credit	$17,634	$—
Other notes payable	1,434	1,618
Long-term debt	7,037	7,578
Total debt	26,105	9,196
Less: current maturities	(19,099)	(1,454)
Long-term debt, net of current maturities	$7,006	$7,742

Credit Facility

On August 4, 2022, the Company entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), which replaced its prior credit facility and provided the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. Net deferred financing costs related to the 2022 Credit Facility which primarily relate to the revolving credit loan, were $217 at June 30, 2025, which is net of accumulated amortization of $303. Net deferred financing costs at December 31, 2024 were $269, which is net of accumulated amortization of $251. These costs are included in the “Other assets” line item of the Company’s condensed consolidated financial statements at June 30, 2025 and December 31, 2024.

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

As of June 30, 2025, there was $24,671 of outstanding indebtedness under the 2022 Credit Facility, with the ability to borrow an additional $13,831. As of June 30, 2025, the Company was in compliance with all financial covenants under the 2022 Credit Facility. As of June 30, 2025, the effective interest rate of the senior secured revolving credit facility was 6.65% and the senior secured term loan was 6.90%. As of December 31, 2024, the effective interest rate of the senior secured revolving credit facility was 6.71% and the effective rate of the senior secured term loan was 6.96%.

The Company intends to use a portion of the proceeds from the sale of its operations in Manitowoc, Wisconsin, described in Note 4 “Assets Held for Sale”, to repay approximately $1,600 on the outstanding senior secured term loan.

Other

 In addition, the Company had outstanding notes payable for capital expenditures in the amount of $1,434 and $1,618 as of June 30, 2025 and December 31, 2024, respectively, with $383 and $371 included in the “Line of credit and current maturities of long-term debt” line item of the Company’s condensed consolidated financial statements as of June 30, 2025 and December 31, 2024, respectively. The notes payable have monthly payments that range from $1 to $20 and an interest rate of approximately 7%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from  September 2028 to June 2029.

NOTE 10 — LEASES

The Company leases certain facilities and equipment. The leases are accounted for under Accounting Standard Update 2016-02, Leases (“Topic 842”), and the Company elected to apply each available practical expedient. The discount rates used for the leases are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

The Company has elected to apply the short-term lease exception to all leases of one year or less. During the six months ended June 30, 2025 and 2024, the Company had additional operating leases that resulted in right-of-use assets obtained in exchange for lease obligations in the amount of $0 and $29, respectively. During the six months ended June 30, 2025 and 2024, the Company had additional finance leases associated with property, plant, and equipment of $0 and $880, respectively.

Some of the Company’s facility leases include options to renew. The exercise of the renewal options is typically at the Company’s discretion. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them.

As part of the Manitowoc Purchase Agreement described in Note 4 “Assets Held for Sale”, the Company entered into a lease termination agreement with the landlord of the Manitowoc facility and paid a termination fee of $98. In conjunction with the lease termination, the Company reduced the operating lease right-of-use assets and related operating lease obligations to zero. Additionally, the Company recognized a gain in the amount of $238, which represents the difference between the operating lease right-of-use assets of $3,903 and the operating lease obligations of $4,141. The gain, related termination fee, and related closing costs incurred through June 30, 2025 are included in the “Selling, general, and administrative” line item of the Company’s condensed consolidated statements of operations as of June 30, 2025.

As part of the Manitowoc Purchase Agreement, the Buyer entered into a new lease agreement with the landlord for the Manitowoc facility and the Company entered into a sublease with the Buyer. The term of the sublease commenced on June 4, 2025, and expires on the earlier of (i) midnight on August 31, 2025, (ii) the date that the Company vacates the facility, or (iii) the termination of the Manitowoc Purchase Agreement.  As the term of the sublease is less than one year, the Company has elected to not record the related operating lease right-of-use assets and operating lease liabilities on the Company’s condensed consolidated balance sheets as of June 30, 2025 and has elected to expense such costs.

In the event that the Buyer’s lease is terminated prior to the closing of the sale, the Company’s leases will be automatically reinstated as of the termination date and the sublease will be terminated as of the termination date. The Company believes that there is low likelihood for the Buyer’s lease to be terminated prior to the closing of the sale.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$294	$370	$621	$728
Interest on finance lease liabilities	105	121	218	228
Total finance lease costs	399	491	839	956
Operating lease cost components:
Operating lease cost	660	703	1,401	1,345
Short-term lease cost	183	54	371	100
Variable lease cost (1)	95	384	372	753
Sublease income	(98)	(49)	(219)	(99)
Total operating lease costs	840	1,092	1,925	2,099

Total lease cost	$1,239	$1,583	$2,764	$3,055

Supplemental cash flow information related to our operating leases is as follows for the six months ended June 30, 2025 and 2024:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases			$1,733	$1,679

Weighted-average remaining lease term-finance leases at end of period (in years)			2.7	2.8
Weighted-average remaining lease term-operating leases at end of period (in years)			6.1	6.6
Weighted-average discount rate-finance leases at end of period			6.0%	5.4%
Weighted-average discount rate-operating leases at end of period			9.1%	8.9%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of June 30, 2025, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2025	$1,686	$1,308	$2,994
2026	1,508	2,618	4,126
2027	1,212	2,321	3,533
2028	952	2,323	3,275
2029	526	2,350	2,876
2030 and thereafter	—	4,618	4,618
Total lease payments	5,884	15,538	21,422
Less—portion representing interest	(566)	(3,782)	(4,348)
Present value of lease obligations	5,318	11,756	17,074
Less—current portion of lease obligations	(2,229)	(1,606)	(3,835)
Long-term portion of lease obligations	$3,089	$10,150	$13,239

NOTE 11 — FAIR VALUE MEASUREMENTS

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

NOTE 12 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of June 30, 2025, the Company has a full valuation allowance recorded against deferred tax assets. During the six months ended June 30, 2025, the Company recorded a provision for income taxes of $69, compared to a provision for income taxes of $92 during the six months ended June 30, 2024. On  August 16, 2022, Congress enacted the IRA which includes advanced manufacturing tax credits for manufacturers of eligible components, including wind components produced and sold in the U.S. beginning in 2023 through 2032. The OBBBA, enacted on July 4, 2025, eliminates the credit for components produced and sold after 2027. These credits will have no impact on income tax expense.

The Company files income tax returns in U.S. federal and state jurisdictions. As of June 30, 2025, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2024, the Company had federal and unapportioned state net operating loss (“NOL”) carryforwards of $295,198 of which $227,781 will generally begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

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

As of June 30, 2025, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of June 30, 2025.

NOTE 13 — SHARE-BASED COMPENSATION

There was no stock option activity during the six months ended June 30, 2025 and June 30, 2024 and no stock options were outstanding as of June 30, 2025 or June 30, 2024.

The following table summarizes the Company’s restricted stock unit and performance award activity during the six months ended June 30, 2025:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2024	823,808	$2.96
Granted	621,206	$1.89
Vested	(547,066)	$2.67
Unvested as of June 30, 2025	897,948	$2.47

Under certain situations, shares are withheld from issuance to cover taxes for the vesting of restricted stock units and performance awards. For the six months ended June 30, 2025 and 2024, 169,390 and 46,668 shares, respectively, were withheld to cover tax obligations.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024, as follows:

	Six Months Ended June 30,
	2025	2024
Share-based compensation expense:
Cost of sales	$45	$64
Selling, general and administrative	501	512
Net effect of share-based compensation expense on net income	$546	$576
Reduction in earnings per share:
Basic earnings per share	$0.02	$0.03
Diluted earnings per share	$0.02	$0.03

NOTE 14 — LEGAL PROCEEDINGS AND OTHER MATTERS

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

NOTE 15 — RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. Although some of the accounting standards issued or effective in the current fiscal year may be applicable to it, the Company believes that none of the new standards have a significant impact on its condensed consolidated financial statements.

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires additional disclosure of significant segment expenses on an annual and interim basis. This guidance will be applied retrospectively and will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. The Company adopted this guidance for the year ended December 31, 2024. Refer to Note 16 “Segment Reporting” of these condensed consolidated financial statements for the additional disclosures applied on a retrospective basis.

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

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

NOTE 16— SEGMENT REPORTING

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Basis of Presentation” of these condensed consolidated financial statements. Summary financial information by reportable segment for the three and six months ended June 30, 2025 and 2024 is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2025
Revenues from external customers	$24,989	$7,284	$6,962	$—	$—	$39,235
Intersegment revenues	—	—	401	—	(401)	—
Net revenues	24,989	7,284	7,363	—	(401)	39,235
Direct materials	13,735	1,826	4,446	—	*	20,007
Direct labor	4,700	1,432	*	—	—	6,132
Indirect labor	3,103	1,133	588	—	—	4,824
Variable overhead	*	975	659	—	—	1,634
AMP credits	(2,904)	—	—	—	—	(2,904)
Salaries and benefits	*	*	*	654	—	654
Share-based compensation	*	*	*	243	—	243
Depreciation and amortization	964	550	113	16	—	1,643
All other expenses (1)	3,680	2,187	1,071	630	(401)	7,167
Operating income (loss)	1,711	(819)	486	(1,543)	—	(165)
Capital expenditures	895	116	94	95	—	1,200

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended June 30, 2024
Revenues from external customers	$19,611	$10,454	$6,387	$—	$—	$36,452
Intersegment revenues	—	—	76	—	(76)	—
Net revenues	19,611	10,454	6,463	—	(76)	36,452
Direct materials	10,498	2,658	3,692	—	*	16,848
Direct labor	2,635	1,604	*	—	—	4,239
Indirect labor	2,752	1,298	385	—	—	4,435
Variable overhead	*	1,284	543	—	—	1,827
AMP credits	(1,678)	—	—	—	—	(1,678)
Salaries and benefits	*	*	*	401	—	401
Share-based compensation	*	*	*	237	—	237
Depreciation and amortization	1,022	553	105	38	—	1,718
All other expenses (1)	2,825	2,575	1,115	729	(76)	7,168
Operating income (loss)	1,557	482	623	(1,405)	—	1,257
Capital expenditures	370	280	123	17	—	790

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2025
Revenues from external customers	$50,236	$13,251	$12,586	$—	$—	$76,073
Intersegment revenues	—	—	424	—	(424)	—
Net revenues	50,236	13,251	13,010	—	(424)	76,073
Direct materials	28,357	3,266	7,776	—	*	39,399
Direct labor	8,462	2,693	*	—	—	11,155
Indirect labor	5,914	2,262	1,135	—	—	9,311
Variable overhead	*	1,849	1,132	—	—	2,981
AMP credits	(5,468)	—	—	—	—	(5,468)
Salaries and benefits	*	*	*	1,052	—	1,052
Share-based compensation	*	*	*	389	—	389
Depreciation and amortization	1,985	1,099	227	34	—	3,345
All other expenses (1)	7,034	3,793	1,924	1,563	(424)	13,890
Operating income (loss)	3,952	(1,711)	816	(3,038)	—	19
Capital expenditures	1,756	142	94	124	—	2,116

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Six Months Ended June 30, 2024
Revenues from external customers	$41,628	$18,791	$13,649	$—	$—	$74,068
Intersegment revenues	—	—	807	—	(807)	—
Net revenues	41,628	18,791	14,456	—	(807)	74,068
Direct materials	23,045	4,488	8,078	—	*	35,611
Direct labor	5,520	2,985	*	—	—	8,505
Indirect labor	5,441	2,605	767	—	—	8,813
Variable overhead	*	2,287	1,000	—	—	3,287
AMP credits	(3,395)	—	—	—	—	(3,395)
Salaries and benefits	*	*	*	980	—	980
Share-based compensation	*	*	*	409	—	409
Depreciation and amortization	1,933	1,093	205	83	—	3,314
All other expenses (1)	5,483	4,825	2,016	1,692	(807)	13,209
Operating income (loss)	3,601	508	2,390	(3,164)	—	3,335
Capital expenditures	831	1,348	338	17	—	2,534

* Line item not deemed a significant expense for this segment (per analysis of Accounting Standards Update No. 2023-07).

(1) All other expenses for each reportable segment primarily consist of:

       Heavy Fabrications-variable overhead, salaries and benefits, and rent and utilities

       Gearing-salaries and benefits and rent

       Industrial Solutions-direct labor, salaries and benefits, and rent and utilities

       Corporate-professional expenses

	Total Assets as of
	June 30,	December 31,
Segments:	2025	2024
Heavy Fabrications	$51,112	$43,035
Gearing	39,649	41,406
Industrial Solutions	16,993	14,864
Corporate	63,363	48,488
Eliminations	(40,606)	(19,503)
	$130,511	$128,290

NOTE 17 — COMMITMENTS AND CONTINGENCIES

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for credit losses and its financial results. The activity in the accounts receivable allowance liability for the six months ended June 30, 2025 and 2024 consisted of the following:

	For the Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$94	$99
Write-offs	(16)	—
Other adjustments	—	(2)
Balance at end of period	$78	$97

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages at  June 30, 2025 and  December 31, 2024.

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

Key Financial Measures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenues	$39,235	$36,452	$76,073	$74,068
Net (loss) income	$(989)	$482	$(1,359)	$1,992
Adjusted EBITDA (1)	$2,085	$3,642	$4,453	$7,811
Capital expenditures	$1,200	$790	$2,116	$2,534
Free cash flow (2)	$(12,777)	$(6,955)	$(20,877)	$(9,408)
Operating working capital (3)	$42,502	$34,252	$42,502	$34,252
Total debt	$26,105	$17,957	$26,105	$17,957
Total orders (4)	$20,956	$18,372	$49,090	$47,368
Backlog at end of period (4)	$95,279	$139,060	$95,279	$139,060
Book-to-bill (5)	0.5	0.5	0.6	0.6

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

(4)

Our backlog at June 30, 2025 and 2024 is net of revenue recognized over time. Backlog has been adjusted to reflect updated assumptions related to raw material pricing (which is a customer passthrough) and other variables. Additionally, orders and backlog at June 30, 2025 have been adjusted for orders totaling $2,320 received in prior periods that we do not plan to recognize as revenue as a result of the transaction described in the Manitowoc Purchase Agreement (defined below).

(5)	We define the book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net (loss) income	$(989)	$482	$(1,359)	$1,992
Interest expense	783	726	1,299	1,258
Income tax provision	33	53	69	92
Depreciation and amortization	1,643	1,718	3,345	3,314
Share-based compensation and other stock payments	615	663	1,099	1,165
Proxy contest-related expenses	—	—	—	(10)
Adjusted EBITDA	2,085	3,642	4,453	7,811
Changes in operating working capital	(13,663)	(9,966)	(23,215)	(14,844)
Capital expenditures	(1,200)	(790)	(2,116)	(2,534)
Proceeds from disposal of property and equipment	1	159	1	159
Free Cash Flow	$(12,777)	$(6,955)	$(20,877)	$(9,408)

OUR BUSINESS

The One Big Beautiful Bill Act (the “OBBBA”), which was signed into law on July 4, 2025, eliminates AMP credits for components produced and sold after December 31, 2027. The OBBBA shortened the time period in which we could benefit from the AMP credits, which could have a material adverse effect on our business in the near term. Under the OBBBA, wind projects that begin construction after July 4, 2026, must be placed in service by December 31, 2027, to qualify for the production tax credit (“PTC”) or the investment tax credit (“ITC”). Any wind project that begins construction after July 4, 2026, and is not placed in service by December 31, 2027, will not qualify for the PTC or the ITC. The PTC and ITC drive demand for new wind projects by providing financial incentives to developers. We expect the changes to the PTC and the ITC could lead to a decrease in the number of new wind projects, which would cause a corresponding decrease in demand for our wind products. Lower demand for our wind products, coupled with the expedited phase out of the AMP credits, would adversely impact the profitability of our Heavy Fabrications segment.

Second Quarter Overview

We received $20,956 in new orders in the second quarter, up from $18,372 in the second quarter of 2024. Industrial Solutions orders increased by over 200% compared to the prior year quarter primarily due to an increase in demand associated with new gas turbine and aftermarket gas turbine projects. Additionally, Gearing segment orders increased 45% versus the prior year period primarily due to improved demand from most markets served. Partially offsetting this was a significant decrease in orders within our Heavy Fabrications segment as orders were muted as we wind down operations in our Manitowoc facility in conjunction with the pending sale of the Manitowoc facility (described below).

We recognized revenue of $39,235 in the second quarter, which was an 8% increase compared to the second quarter of 2024.Within the Heavy Fabrications segment, wind revenue increased 52% as we restarted tower production with a limited run at our Manitowoc facility and recognized increased wind repowering revenue. This was partially offset by a decrease in industrial fabrication product line revenue as we experienced reduced shipments to mining customers. Industrial Solutions segment revenue increased by 14% from the prior year period primarily due to increased shipments to new gas turbine customers. Gearing segment revenue decreased 30% relative to the comparable prior year period primarily due to reduced shipments to oil and gas (“O&G”) customers.

We recorded a net loss of $989 or ($0.04) per share in the second quarter of 2025, compared to net income of $482 or $0.02 per share in the second quarter of 2024. Despite an increase in revenue, net income decreased due primarily to manufacturing inefficiencies experienced within the Heavy Fabrications segment and increased fixed costs to support higher production levels.

On June 4, 2025, we entered into a definitive agreement (the “Manitowoc Purchase Agreement”) with Wisconsin Heavy Fabrication, LLC to sell certain assets used in our industrial fabrication operations in Manitowoc, Wisconsin including specified contracts, equipment, machinery and other personal property, and permits for an aggregate purchase price of up to $13,800 in cash, subject to certain purchase price adjustments. The transaction is expected to close during the third quarter of 2025, subject to the satisfaction of customary closing conditions. As such, within the Heavy Fabrications segment we have only reported orders and backlog which we believe will be recorded as revenue.

RESULTS OF OPERATIONS

Three months ended June 30, 2025, Compared to Three months ended June 30, 2024

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

	Three Months Ended June 30,				2025 vs. 2024
		% of Total		% of Total
	2025	Revenue	2024	Revenue	$ Change	% Change
Revenues	$39,235	100.0%	$36,452	100.0%	$2,783	7.6%
Cost of sales	35,260	89.9%	30,886	84.7%	4,374	14.2%
Gross profit	3,975	10.1%	5,566	15.3%	(1,591)	(28.6)%
Operating expenses
Selling, general and administrative expenses	3,974	10.1%	4,143	11.4%	(169)	(4.1)%
Intangible amortization	166	0.4%	166	0.5%	—	0.0%
Total operating expenses	4,140	10.6%	4,309	11.8%	(169)	(3.9)%
Operating (loss) income	(165)	(0.4)%	1,257	3.4%	(1,422)	(113.1)%
Other (expense) income, net
Interest expense, net	(783)	(2.0)%	(726)	(2.0)%	(57)	(7.9)%
Other, net	(8)	(0.0)%	4	0.0%	(12)	(300.0)%
Total other expense, net	(791)	(2.0)%	(722)	(2.0)%	(69)	(9.6)%
Net (loss) income before provision for income taxes	(956)	(2.4)%	535	1.5%	(1,491)	(278.7)%
Provision for income taxes	33	0.1%	53	0.1%	(20)	(37.7)%
Net (loss) income	$(989)	(2.5)%	$482	1.3%	$(1,471)	(305.2)%

Consolidated

Revenues increased by $2,783 as compared to the prior year period primarily due to a 27% increase in revenue within our Heavy Fabrications segment. Wind revenue increased 52% from the prior year period as we restarted tower production with a limited run at our Manitowoc facility and recognized increased wind repowering revenue. This was partially offset by a decrease in industrial fabrication product line revenues as we experienced reduced shipments to mining customers. Industrial Solutions segment revenue increased 14% from the prior year period primarily due to higher shipments to new gas turbine customers. Gearing segment revenue decreased 30% relative to the comparable prior year period, reflective of reduced shipments to O&G customers.

Despite the increase in revenue described above, gross profit decreased versus the prior year due primarily to manufacturing inefficiencies experienced within Heavy Fabrications and increased fixed costs to support higher volumes. Operating expenses decreased from the prior year period primarily due to lower professional expenses and incentive compensation, partially offset by higher medical costs in the current year quarter.

We recorded a net loss of $989 during the three months ended June 30, 2025, compared to net income of $482 during the three months ended June 30, 2024. This decrease in net income was primarily due to the factors described above.

Heavy Fabrications Segment

	Three Months Ended
	June 30,
	2025	2024
Orders	$248	$9,138
Revenues	24,989	19,611
Operating income	1,711	1,557
Operating margin	6.8%	7.9%

Within our Heavy Fabrications segment, orders decreased 97% from the prior year period as orders were muted as we wind down certain operations due to the pending sale of the Manitowoc facility. Segment revenues increased by 27% compared to the prior year period as we restarted tower production with a limited run at our Manitowoc facility and recognized increased wind repowering revenue. This was partially offset by a 20% decrease in industrial fabrication product line revenue as we experienced reduced shipments to mining customers.

Heavy Fabrications segment operating income increased by $154 as compared to the prior year period. The increase in operating income was primarily a result of higher segment revenue and the corresponding increase in Advanced Manufacturing Production tax credits (“AMP credits”) recognized. This was partially offset by manufacturing inefficiencies associated with the production of a new, larger size wind tower model and restarting tower production on a limited run within our Manitowoc facility.

Gearing Segment

	Three Months Ended
	June 30,
	2025	2024
Orders	$6,799	$4,704
Revenues	7,284	10,454
Operating (loss) income	(819)	482
Operating margin	(11.2)%	4.6%

Gearing segment orders increased 45% from the prior year period primarily due to higher demand from customers from most markets served. Gearing revenue was down 30% relative to the prior year period reflective of reduced shipments to O&G customers.

The Gearing segment’s operating income decreased by $1,301 from the prior year period. This decrease was primarily attributable to lower sales in the current year period.

Industrial Solutions Segment

	Three Months Ended
	June 30,
	2025	2024
Orders	$13,909	$4,530
Revenues	7,363	6,463
Operating income	486	623
Operating margin	6.6%	9.6%

Industrial Solutions segment orders increased from the prior year period primarily due to an increase in orders associated with new and aftermarket gas turbine projects. Segment revenues increased from the prior year period primarily due to higher shipments to new gas turbine customers. Operating income decreased versus the prior-year period primarily as a result of a less profitable mix of product sold and increased fixed costs to support higher volumes.

Corporate and Other

Corporate and Other expenses increased during the three months ended June 30, 2025 compared to the prior year period primarily due to higher insurance and medical expenses, partially offset by lower employee compensation.

Six months ended June 30, 2025, Compared to Six months ended June 30, 2024

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

	Six Months Ended June 30,				2025 vs. 2024
		% of Total		% of Total
	2025	Revenue	2024	Revenue	$ Change	% Change
Revenues	$76,073	100.0%	$74,068	100.0%	$2,005	2.7%
Cost of sales	67,772	89.1%	61,865	83.5%	5,907	9.5%
Gross profit	8,301	10.9%	12,203	16.5%	(3,902)	(32.0)%
Operating expenses
Selling, general and administrative expenses	7,951	10.5%	8,537	11.5%	(586)	(6.9)%
Intangible amortization	331	0.4%	331	0.4%	—	—%
Total operating expenses	8,282	10.9%	8,868	12.0%	(586)	(6.6)%
Operating (loss) income	19	0.0%	3,335	4.5%	(3,316)	(99.4)%
Other expense, net
Interest expense, net	(1,299)	(1.7)%	(1,258)	(1.7)%	(41)	(3.3)%
Other, net	(10)	(0.0)%	7	0.0%	(17)	(242.9)%
Total other expense, net	(1,309)	(1.7)%	(1,251)	(1.7)%	(58)	(4.6)%
Net (loss) income before provision for income taxes	(1,290)	(1.7)%	2,084	2.8%	(3,374)	(161.9)%
Provision for income taxes	69	0.1%	92	0.1%	(23)	(25.0)%
Net (loss) income	$(1,359)	(1.8)%	$1,992	2.7%	$(3,351)	(168.2)%

Consolidated

Revenues for the six months ending June 30, 2025, increased by $2,005 as compared to the prior year period primarily due to an increase in revenue within our Heavy Fabrications segment. Wind revenue increased 39% from the prior year period primarily due to restarting tower production with a limited run at our Manitowoc facility and increased wind repowering revenue. Partially offsetting this was a 17% decrease in industrial fabrication product line revenues due primarily to lower sales of our Pressure Reducing Systems (“PRS”) units and reduced shipments to mining customers. Gearing segment revenue decreased 29% compared to the prior year period, reflective of reduced shipments to O&G customers. Industrial Solutions segment revenue decreased 10% from the prior year period primarily due to reduced shipments to aftermarket gas turbine customers, partially offset by higher shipments to new gas turbine customers.

Despite the increase in revenue described above, gross profit decreased versus the prior year period due primarily to manufacturing inefficiencies experienced within Heavy Fabrications and increased fixed costs to support higher volumes. Operating expenses decreased from the prior year period primarily due to lower incentive compensation and commission expenses in the current year period.

We recorded a net loss of $1,359 during the six months ended June 30, 2025, compared to net income of $1,992 during the six months ended June 30, 2024. This decrease in net income was primarily due to the factors described above.

Heavy Fabrications Segment

	Six Months Ended
	June 30,
	2025	2024
Orders	$10,318	$20,359
Revenues	50,236	41,628
Operating income	3,952	3,601
Operating margin	7.9%	8.7%

Within our Heavy Fabrications segment, orders decreased 49% from the prior year period primarily due to a 75% decrease in industrial fabrication product line orders as we wind down certain operations in conjunction with the pending sale of the Manitowoc facility and lower demand for our PRS units. Partially offsetting this decrease was a 92% increase in wind orders primarily due to the timing of orders associated with wind repowering projects. Segment revenues increased by 21% compared to the prior year period primarily due to a 39% increase in wind revenue as we restarted tower production with a limited run at our Manitowoc facility and recognized increased wind repowering revenue. This was partially offset by a 17% decrease in industrial fabrication product line revenues due to reduced shipments to mining customers and fewer shipments of our PRS units.

Heavy Fabrications segment operating income increased by $351 as compared to the prior year period. The improved operating performance was primarily a result of higher segment revenue and the corresponding increase in AMP credits recognized, partially offset by manufacturing inefficiencies associated with the production of a new, larger size wind tower model and restarting tower production on a limited run within our Manitowoc facility.

Gearing Segment

	Six Months Ended
	June 30,
	2025	2024
Orders	$14,759	$15,150
Revenues	13,251	18,791
Operating (loss) income	(1,711)	508
Operating margin	(12.9)%	2.7%

Gearing segment orders decreased 3% from the prior year period primarily due to the timing of orders from aftermarket wind customers. Gearing revenue was down 29% relative to the prior year period reflective of reduced shipments to O&G customers.

The Gearing segment’s operating income decreased by $2,219 from the prior year period. This decrease was primarily attributable to lower sales, partially offset by a favorable $482 property tax adjustment in the current year period.

Industrial Solutions Segment

	Six Months Ended
	June 30,
	2025	2024
Orders	$24,013	$11,859
Revenues	13,010	14,456
Operating income	816	2,390
Operating margin	6.3%	16.5%

Industrial Solutions segment orders increased from the prior year period primarily due to an increase in orders associated with new and aftermarket gas turbine projects. Segment revenues decreased from the prior year period primarily due to decreased shipments to aftermarket gas turbine customers, partially offset by increased shipments to new gas turbine customers. Operating income decreased versus the prior year period primarily as a result of lower sales and a less profitable mix of product sold.

Corporate and Other

Corporate and Other expenses decreased compared to the prior year period primarily due to lower employee compensation, partially offset by higher medical costs in the current year period.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

On August 4, 2022, we entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), providing the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. As of June 30, 2025, cash totaled $1,037, a decrease of $6,684 from December 31, 2024. Debt and finance lease obligations at June 30, 2025 totaled $31,423. As of June 30, 2025, we had $24,671 outstanding under the 2022 Credit Facility and had the ability to borrow up to an additional $13,831.

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

We also have outstanding notes payable for capital expenditures in the amount of $1,434 and $1,618 as of June 30, 2025 and December 31, 2024, respectively, with $383 and $371 included in the “Line of Credit and current maturities of long-term debt” line item of our condensed consolidated financial statements as of June 30, 2025 and December 31, 2024, respectively. The notes payable have monthly payments that range from $1 to $20 and an interest rate of approximately 7%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from September 2028 to June 2029.

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

On September 12, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agents shares of our common stock with an aggregate sales price of up to $12,000. We will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. No shares of the Company’s common stock were issued under the Sales Agreement during the year ended December 31, 2024 or six months ended June 30, 2025. As of June 30, 2025, shares of our common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

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

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024
Total cash (used in) provided by:
Operating activities	$(20,498)	$(3,427)
Investing activities	(2,115)	(2,375)
Financing activities	15,929	5,641
Net decrease in cash	$(6,684)	$(161)

Operating Cash Flows

During the six months ended June 30, 2025, net cash used in operating activities totaled $20,498 compared to net cash used in operating activities of $3,427 during the prior year period. The increase in net cash used in operating activities during the current year period was primarily attributable to a more significant increase in inventory, decreased proceeds from the sale of AMP credits, and an increase in cash used to fund accounts receivable in the current year period. Partially offsetting this was an increase in accounts payable during the current year period as compared to a decrease in the prior year period.

Investing Cash Flows

During the six months ended June 30, 2025, net cash used in investing activities totaled $2,115, compared to net cash used in investing activities of $2,375 during the prior year period. The decrease in net cash used in investing activities as compared to the prior-year period was primarily due to a net decrease in purchases of property and equipment.

Financing Cash Flows

During the six months ended June 30, 2025, net cash provided by financing activities totaled $15,929, compared to net cash provided by financing activities of $5,641 during the prior year period. The increase was primarily due to increased net borrowings under the 2022 Credit Facility in the current year period, partially offset by proceeds from long-term debt received in the prior year period.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the six months ended June 30, 2025 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Part I, Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward looking statements. Forward-looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following: (i) the impact of global health concerns on the economies and financial markets and the demand for our products; (ii) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related phase out, extension, continuation or renewal of federal tax incentives and grants, including the advanced manufacturing tax credits, and state renewable portfolio standards as well as new or continuing tariffs on steel or other products imported into the United States; (iii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iv) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (v) the economic and operational stability of our significant customers and suppliers, including their respective supply chains, and the ability to source alternative suppliers as necessary; (vi) our ability to continue to grow our business organically and through acquisitions; (vii) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (viii) information technology failures, network disruptions, cybersecurity attacks or breaches in data security; (ix) the sufficiency of our liquidity and alternate sources of funding, if necessary; (x) our ability to realize revenue from customer orders and backlog (including our ability to finalize the terms of the remaining obligations under a supply agreement with a leading global wind turbine manufacturer); (xi) the economy and the potential impact it may have on our business, including our customers; (xii) the state of the wind energy market and other energy and industrial markets generally, including the availability of tax credits, and the impact of competition and economic volatility in those markets; (xiii) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xiv) competition from new or existing industry participants including, in particular, increased competition from foreign tower manufacturers; (xv) the effects of the change of administrations in the U.S. federal government; (xvi) our ability to successfully integrate and operate acquired companies and to identify, negotiate and execute future acquisitions; (xvii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; (xviii) the effects of proxy contests and actions of activist stockholders; (xix) the limited trading market for our securities and the volatility of market price for our securities; (xx) our outstanding indebtedness and its impact on our business activities (including our ability to incur additional debt in the future); (xxi) the impact of future sales of our common stock or securities convertible into our common stock on our stock price; (xxii) our ability to complete the sale of our industrial fabrication operations in Manitowoc, Wisconsin (the “Manitowoc Sale”) in a timely manner, if at all; and (xxiii) the impact that the Manitowoc Sale may have on our current plans and operations. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements including, but not limited to, those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K under the Securities Act and as such are not required to provide information under this Item pursuant to Item 305I of Regulation S-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item is incorporated herein by reference to Note 14, “Legal Proceedings And Other Matters” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2024 continue to represent the most significant risks to the Company’s future results of operations and financial conditions except for the updated risk factor set forth below.

The U.S. wind energy industry is significantly impacted by tax and other economic incentives. Recent changes in these incentives could significantly impact our results of operations and growth.

We sell towers to wind turbine manufacturers who supply wind energy generation facilities. The U.S. wind energy industry is significantly impacted by federal tax incentives and state Renewable Portfolio Standards (“RPSs”). Despite recent reductions in the cost of wind energy, due to variability in wind quality and consistency, and other regional differences, wind energy may not be economically viable in certain parts of the country absent such incentives. These programs have provided material incentives to develop wind energy generation facilities and thereby impact the demand for our products. The increased demand for our products that generally results from the credits and incentives could be impacted by the expiration or curtailment of these programs. The One Big Beautiful Bill Act (the “OBBBA”), which was signed into law on July 4, 2025, significantly shortens the eligibility windows for certain of these federal tax incentives. The expedited phase out of the production tax credit (“PTC”) for new wind energy projects, investment tax credit (“ITC”) created for offshore wind projects, and the AMP credits could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

The PTC provides a supplemental payment based on electricity produced from each qualifying wind turbine. Legislative support for the PTC has been intermittent since its introduction in 1992, which has caused volatility in the demand for new wind energy projects.

The Consolidated Appropriations Act of 2021 (“COVID IV”) was signed into law on December 27, 2020. As part of COVID IV, the PTC was extended for an additional year, allowing for a 60% credit for projects that start construction by the end of 2021.  In order to benefit from the PTC, qualifying projects must either be completed within four years from their start of construction, or the developer must demonstrate that its projects are in continuous construction between start of construction and completion. The PTC tax benefits are available for the first ten years of operation of a wind energy facility, and also apply to significant redevelopment of existing wind energy facilities. Included in COVID IV is the addition of a new 30% ITC created for offshore wind projects that start construction by the end of 2025. The provision will be retroactively applied to projects that started production in 2016.

On August 16, 2022, the IRA was enacted to reduce inflation and promote clean energy in the United States. The IRA modified and extended the PTC until the later of 2032 or when greenhouse gas emissions have been reduced by 75% compared to 2022. It provides for tax credits up to a maximum of 30%, adjusted for inflation annually, for electricity generated from qualified renewable energy sources where taxpayers meet prevailing wage standards and employ a sufficient proportion of qualified apprentices from registered apprenticeship programs. It also provides a bonus credit for qualifying clean energy production in energy communities.

Under the OBBBA, wind projects that begin construction after July 4, 2026, must be placed in service by December 31, 2027, to qualify for the PTC or the ITC. Any wind project that begins construction after July 4, 2026, and is not placed in service by December 31, 2027, will not qualify for the PTC or the ITC. Wind projects that begin construction prior to July 4, 2026 may take advantage of the four-year construction safe harbor provision in COVID IV. In addition, the PTC and ITC will not be available for wind projects that are owned by, or receive material assistance from, entities from covered nations, including China, Iran, North Korean or Russia. The PTC and ITC also face heightened compliance requirements under executive orders issued alongside the OBBBA. These executive orders instruct the U.S. Treasury Department to issue stricter guidance and oversight regarding qualification standards, including the “beginning of construction” tests. These changes to the PTC and the ITC may lead to a decrease in the number of new wind projects, which could have a material adverse effect on our business.

The IRA also includes AMP credits for manufacturers of eligible components, including wind and solar components. Under the IRA, manufacturers qualified for the AMP credits based on the electricity output for each component produced and sold in the US starting in 2023 through 2032. The OBBBA eliminates the AMP credits for wind components produced and sold after December 31, 2027. The credit amount varies based on the eligible component, which includes solar components, wind energy components, inverters, qualifying battery components, and critical minerals. Tower manufacturers are eligible for credits of $0.03 per watt for applicable components produced. Manufacturers can elect a direct pay option where they can receive a payment equal to the full value of the tax credits from the Internal Revenue Service anytime during the ten-year period. That election lasts for five years, after which the AMP credits can be used against tax obligations or transferred to third parties in exchange for cash. We expect certain financial benefits as a result of tax incentives provided by the IRA. If these expected financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected. The OBBBA significantly shortened the time period in which we could benefit from the AMP credits, which could have a material adverse effect on our business in the near term. Any further modifications to the AMP credits or its effects arising, for example, through (i) technical guidance and regulations from the IRS and U.S. Treasury Department, (ii) subsequent amendments to or interpretations of the law, and/or (iii) future laws or regulations rendering certain provisions of the IRA less effective or ineffective, in whole or in part, could result in material adverse changes to the benefits we have recognized and expect to recognize.

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

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND, INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2025

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 23, 2012)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 6, 2020)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed May 17, 2024)
3.5	Fourth Amended and Restated Bylaws of the Company, adopted as of June 26, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2023)
4.1	Fourth Amendment to Section 382 Rights Agreement dated as of February 4, 2025 between the Company and Equiniti Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 6, 2025)
10.1	Tax Credit Transfer Agreement, dated as of January 8, 2025, by and between Broadwind Heavy Fabrications Inc. and MarketAxess Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2025)
10.2	Guaranty, dated as of January 8, 2025, by and between Broadwind Inc. and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 30, 2025)
10.3*	Asset Purchase Agreement, dated as of June 4, 2025, by and between Broadwind Heavy Fabrications, Inc. and Wisconsin Heavy Fabrication, LLC**
10.4*	Sublease Agreement, dated as of June 4, 2025, by and between Wisconsin Heavy Fabrication, LLC and Broadwind Heavy Fabrications, Inc.**
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer*
101

The following financial information from this Form 10-Q of Broadwind, Inc. for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K because such schedules and exhibits do not contain information which is material to an investment decision, or which is not otherwise disclosed in the filed agreements. The Company will furnish the omitted schedules and exhibits to the SEC upon request by the SEC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND, INC.

August 12, 2025	By:	/s/ Eric B. Blashford
Eric B. Blashford
President and Chief Executive Officer
(Principal Executive Officer)