Form 10-Q
period 2025-09-30
BROADWIND, INC.
filed 2025-11-13
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of November 7, 2025: 23,200,988.

BROADWIND, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024

ASSETS
CURRENT ASSETS:
Cash	$1,195	$7,721
Accounts receivable, net	14,409	13,454
AMP credit receivable	4,076	2,533
Contract assets	587	836
Inventories	45,759	39,950
Prepaid expenses and other current assets	2,529	2,374
Total current assets	68,555	66,868
LONG-TERM ASSETS:
Property and equipment, net	39,899	45,572
Operating lease right-of-use assets	9,806	13,841
Intangible assets, net	906	1,403
Other assets	482	606
TOTAL ASSETS	$119,648	$128,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and current maturities of long-term debt	$4,949	$1,454
Current portion of finance lease obligations	2,188	2,266
Current portion of operating lease obligations	1,687	2,115
Accounts payable	17,620	16,080
Accrued liabilities	3,466	3,605
Customer deposits	4,857	18,037
Total current liabilities	34,767	43,557
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	5,380	7,742
Long-term finance lease obligations, net of current portion	2,756	3,777
Long-term operating lease obligations, net of current portion	9,856	13,799
Other	—	15
Total long-term liabilities	17,992	25,333
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 23,474,925 and 22,593,589 shares issued as of September 30, 2025, and December 31, 2024, respectively	23	23
Treasury stock, at cost, 273,937 shares as of September 30, 2025 and December 31, 2024	(1,842)	(1,842)
Additional paid-in capital	402,949	401,564
Accumulated deficit	(334,241)	(340,345)
Total stockholders’ equity	66,889	59,400
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,648	$128,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$44,239	$35,503	$120,312	$109,571
Cost of sales	39,719	30,306	107,491	92,171
Gross profit	4,520	5,197	12,821	17,400
OPERATING EXPENSES:
Selling, general and administrative	3,796	3,854	11,805	12,391
Gain on sale of Manitowoc industrial fabrication operations	(8,155)	—	(8,213)	—
Intangible amortization	165	165	496	496
Total operating expense, net	(4,194)	4,019	4,088	12,887
Operating income	8,714	1,178	8,733	4,513
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(1,227)	(1,058)	(2,526)	(2,316)
Other, net	3	(5)	(7)	2
Total other expense, net	(1,224)	(1,063)	(2,533)	(2,314)
Net income before provision for income taxes	7,490	115	6,200	2,199
Provision for income taxes	27	41	96	133
NET INCOME	7,463	74	6,104	2,066
NET INCOME PER COMMON SHARE—BASIC:
Net income	$0.32	$0.00	$0.27	$0.09
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	23,102	22,029	22,748	21,803
NET INCOME PER COMMON SHARE—DILUTED:
Net income	$0.32	$0.00	$0.27	$0.09
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	23,255	22,100	22,809	21,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2023	21,840,301	$22	(273,937)	$(1,842)	$399,336	$(341,497)	$56,019
Stock issued under defined contribution 401(k) retirement savings plan	107,305	—	—	—	287	—	287
Share-based compensation	—	—	—	—	225	—	225
Net income	—	—	—	—	—	1,510	1,510
BALANCE, March 31, 2024	21,947,606	$22	(273,937)	$(1,842)	$399,848	$(339,987)	$58,041
Stock issued for restricted stock	240,397	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	118,161	—	—	—	308	—	308
Share-based compensation	—	—	—	—	351	—	351
Shares withheld for taxes in connection with issuance of restricted stock	(46,668)	—	—	—	(130)	—	(130)
Net income	—	—	—	—	—	482	482
BALANCE, June 30, 2024	22,259,496	$22	(273,937)	$(1,842)	$400,377	$(339,505)	$59,052
Stock issued under defined contribution 401(k) retirement savings plan	128,488	—	—	—	284	—	284
Share-based compensation	—	—	—	—	231	—	231
Net income	—	—	—	—	—	74	74
BALANCE, September 30, 2024	22,387,984	$22	(273,937)	$(1,842)	$400,892	$(339,431)	$59,641

BALANCE, December 31, 2024	22,593,589	$23	(273,937)	$(1,842)	$401,564	$(340,345)	$59,400
Stock issued for restricted stock	268,152	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	165,189	—	—	—	286	—	286
Share-based compensation	—	—	—	—	189	—	189
Shares withheld for taxes in connection with issuance of restricted stock	(124,497)	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	—	(370)	(370)
BALANCE, March 31, 2025	22,902,433	$23	(273,937)	$(1,842)	$401,843	$(340,715)	$59,309
Stock issued for restricted stock	278,914	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	178,947	—	—	—	336	—	336
Share-based compensation	—	—	—	—	357	—	357
Shares withheld for taxes in connection with issuance of restricted stock	(44,893)	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	—	(989)	(989)
BALANCE, June 30, 2025	23,315,401	$23	(273,937)	$(1,842)	$402,476	$(341,704)	$58,953
Stock issued under defined contribution 401(k) retirement savings plan	159,524	—	—	—	364	—	364
Share-based compensation	—	—	—	—	109	—	109
Net income	—	—	—	—	—	7,463	7,463
BALANCE, September 30, 2025	23,474,925	$23	(273,937)	$(1,842)	$402,949	$(334,241)	$66,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,104	$2,066
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	4,819	4,986
Deferred income taxes	(20)	(2)
Stock-based compensation	655	807
Allowance for credit losses	5	4
Common stock issued under defined contribution 401(k) plan	986	879
Gain on sale of assets	(8,214)	(114)
Changes in operating assets and liabilities:
Accounts receivable	(960)	5,866
AMP credit receivable	(1,543)	4,152
Contract assets	248	(305)
Inventories	(6,230)	(2,976)
Prepaid expenses and other current assets	(286)	1,224
Accounts payable	1,480	(2,932)
Accrued liabilities	(139)	(2,476)
Customer deposits	(13,180)	(12,134)
Other non-current assets and liabilities	33	(31)
Net cash used in operating activities	(16,242)	(986)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,586)	(3,279)
Net proceeds from sale of Manitowoc industrial fabrication operations	12,522	—
Net proceeds from disposals of property and equipment	—	159
Net cash provided by (used in) investing activities	9,936	(3,120)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	3,822	5,262
Proceeds from long-term debt	—	1,540
Payments on long-term debt	(2,687)	(1,005)
Payments on finance leases	(1,099)	(1,276)
Shares withheld for taxes in connection with issuance of restricted stock	(256)	(130)
Net cash (used in) provided by financing activities	(220)	4,391
NET (DECREASE) INCREASE IN CASH	(6,526)	285
CASH beginning of the period	7,721	1,099
CASH end of the period	$1,195	$1,384

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

Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2025, or any other interim period, which may differ materially due to, among other things, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025.

The December 31, 2024 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2025 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Company Description

Through its subsidiaries, the Company is a precision manufacturer of structures, equipment and components for clean technology and other specialized applications. The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s capabilities include, but are not limited to, the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, gearbox manufacturing and repair, heat treatment, precision machining, assembly, engineering and packaging solutions. The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 54% and 43% of the Company’s revenue during the first nine months of 2025 and 2024, respectively.

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

Debt and finance lease obligations at  September 30, 2025 totaled $15,273, which includes current outstanding debt and finance leases totaling $7,137. The Company’s outstanding debt includes $5,166 outstanding from the senior secured term loan under the 2022 Credit Facility. During the nine months ended September 30, 2025, the Company borrowed on the revolving line of credit and repaid a portion of such borrowings during the period. During the nine months ended September 30, 2025, in addition to the normal required progress payments, the Company made a mandatory repayment of $1,600 on the outstanding senior secured term loan in conjunction with the sale of the Manitowoc industrial fabrication operations. The Company had $3,822 drawn on the revolving line of credit as of September 30, 2025. The Company’s revolving line of credit balance, if any, is included in the “Line of credit and current maturities of long-term debt” line item in the Company’s condensed consolidated balance sheet.

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

On September 12, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $12,000. The Company will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. No shares of the Company’s common stock were issued under the Sales Agreement during the year ended December 31, 2024 or during the nine months ended September 30, 2025. As of September 30, 2025, shares of the Company’s common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

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

During the three and nine months ended September 30, 2025, the Company sold account receivables totaling $32,221 and $54,173, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $847 and $1,344, respectively. During the three and nine months ended September 30, 2024, the Company sold account receivables totaling $22,540 and $42,579, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $583 and $1,099, respectively.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Heavy Fabrications	$29,364	$20,600	$79,600	$62,228
Gearing	7,069	9,167	20,320	27,958
Industrial Solutions	7,872	5,737	20,882	20,193
Eliminations	(66)	(1)	(490)	(808)
Consolidated	$44,239	$35,503	$120,312	$109,571

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

For substantially all wind sales within the Company’s Heavy Fabrications segment as well as certain sales within our Gearing segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. The Company recognizes revenue under these arrangements only when there is a substantive reason for the agreement, the ordered goods are identified separately as belonging to the customer and not available to fill other orders, the goods are currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance. During the three and nine months ended September 30, 2025, the Company recognized $835 and $1,272, respectively, of revenue within the Gearing segment under terms included in bill and hold sales arrangements. During the three and nine months ended September 30, 2024, the Company recognized $836 of revenue within the Gearing segment under terms included in bill and hold sales arrangements.

During the nine months ended September 30, 2025 and 2024, the Company recognized a portion of revenue within the Heavy Fabrications segment over time, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Because the projects are labor intensive, the Company uses labor hours as the input measure of progress for the applicable contracts. Within the Heavy Fabrications segment, the Company recognized revenue for contracts that meet over time criteria of $1,212 and $4,874 for the three and nine months ended September 30, 2025, respectively. Within the Heavy Fabrications segment, the Company recognized revenue for contracts that meet over time criteria of $1,373 and $3,720 for the three and nine months ended September 30, 2024, respectively. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. Contract assets represent the Company’s rights to consideration for work completed but not billed at the end of the period.

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

NOTE 3 — NET INCOME PER SHARE

The following table presents a reconciliation of basic and diluted income per share for the three and nine months ended September 30, 2025 and 2024, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic income per share calculation:
Net income	$7,463	$74	$6,104	$2,066
Weighted average number of common shares outstanding	23,102,152	22,028,854	22,748,240	21,803,073
Basic net income per share	$0.32	$0.00	$0.27	$0.09
Diluted income per share calculation:
Net income	$7,463	$74	$6,104	$2,066
Weighted average number of common shares outstanding	23,102,152	22,028,854	22,748,240	21,803,073
Common stock equivalents:
Non-vested stock awards (1)	153,310	71,582	61,150	100,741
Weighted average number of common shares outstanding	23,255,462	22,100,436	22,809,390	21,903,814
Diluted net income per share	$0.32	$0.00	$0.27	$0.09

NOTE 4 — SALE OF MANITOWOC INDUSTRIAL FABRICATION OPERATIONS

On June 4, 2025, the Company (the “Seller”) entered into a definitive agreement (the “Manitowoc Purchase Agreement”) with Wisconsin Heavy Fabrication, LLC (the “Buyer”) to sell certain assets used in its industrial fabrication operations in Manitowoc, Wisconsin including specified contracts, equipment, machinery and other personal property, and permits. The sale was completed on September 8, 2025 for a purchase price of $13,500 before the payment of transaction expenses in the form of cash and the assumption by the Buyer of certain liabilities of the Seller. During the three and nine months ended September 30, 2025, the Company recorded a gain on the sale of $8,155 and $8,213, respectively, which is included in the “Gain on sale of Manitowoc industrial fabrication operations” line item in the Company’s condensed consolidated statement of operations. The Manitowoc operating results are included within the Heavy Fabrications segment and did not qualify for presentation as a discontinued operation.

NOTE 5 — INVENTORIES

The components of inventories as of September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30,	December 31,
	2025	2024
Raw materials	$24,842	$19,651
Work-in-process	11,257	9,945
Finished goods	12,200	12,517
	48,299	42,113
Less: Reserve	(2,540)	(2,163)
Net inventories	$45,759	$39,950

NOTE 6 — AMP CREDITS

During the three and nine months ended September 30, 2025, the Company recognized gross AMP credits totaling $4,392 and $10,296, respectively, within the Heavy Fabrications segment. During the three and nine months ended September 30, 2024, the Company recognized gross AMP credits totaling $3,132 and $6,852, respectively, within the Heavy Fabrications segment. These AMP credits were introduced as part of the Inflation Reduction Act (“IRA”), which was enacted on August 16, 2022. The IRA includes advanced manufacturing tax credits for manufacturers of eligible components, including wind components. Manufacturers of wind components qualify for the AMP credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit originally credit applied to each component produced and sold in the U.S. beginning in 2023 through 2032. The One Big Beautiful Bill Act (the “OBBBA”), enacted on July 4, 2025, eliminates the credit for components produced and sold after 2027. Wind towers within the Company’s Heavy Fabrications segment are eligible for credits of $0.03 per watt for each wind tower produced. In calculating the eligible credit, the Company relied on the megawatt rating provided by the customers. Manufacturers who qualify for the AMP credits can apply to the Internal Revenue Service for cash refunds of the AMP credits, sell the AMP credits to third parties for cash, or apply the AMP credits against taxable income. The Company recognized the AMP credits as a reduction to cost of sales in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and September 30, 2024. The assets related to the AMP credits are recognized as current assets in the “AMP credit receivable” line item in the Company’s condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

During the nine months ended September 30, 2025, the Company recognized gross AMP credits totaling $10,296 and recognized a 6.5% discount on the credits totaling $669, which was recognized in cost of sales. The Company also incurred other miscellaneous administrative costs related to the credits in the amount of $77, which have been recorded as cost of sales. Additionally, costs totaling $9 are included in the “Prepaid expenses and other current assets” line item of the Company’s condensed consolidated financial statements at September 30, 2025.

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

NOTE 7 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf Company, LLC completed in 2017. Intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 0 to 2 years.

During the third quarter of 2025, the Company identified a triggering event associated with operating losses within the Gearing segment during the nine months ended September 30, 2025. The Company relied upon an undiscounted cash flow analysis and concluded that no impairment to this asset group was indicated as of September 30, 2025.

As of September 30, 2025 and December 31, 2024, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	September 30, 2025					December 31, 2024
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Customer relationships	$15,979	$(8,300)	$(7,592)	$87	0.3	$15,979	$(8,103)	$(7,592)	$284	1.1
Trade names	9,099	(8,280)	—	819	2.0	9,099	(7,980)	—	1,119	2.8
Intangible assets	$25,078	$(16,580)	$(7,592)	$906	1.9	$25,078	$(16,083)	$(7,592)	$1,403	2.5

As of September 30, 2025, estimated future amortization expense was as follows:

2025	$165
2026	422
2027	319
Total	$906

NOTE 8 — ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
Accrued payroll and benefits	$2,135	$2,968
Accrued property taxes	522	—
Income taxes payable	92	137
Accrued professional fees	151	81
Accrued warranty liability	139	167
Self-insured workers compensation reserve	54	10
Accrued sales tax	10	6
Accrued other	363	236
Total accrued liabilities	$3,466	$3,605

NOTE 9 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
Line of credit	$3,822	$—
Other notes payable	1,341	1,618
Long-term debt	5,166	7,578
Total debt	10,329	9,196
Less: current maturities	(4,949)	(1,454)
Long-term debt, net of current maturities	$5,380	$7,742

Credit Facility

On August 4, 2022, the Company entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), which replaced its prior credit facility and provided the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. Net deferred financing costs related to the 2022 Credit Facility which primarily relate to the revolving credit loan, were $191 at September 30, 2025, which is net of accumulated amortization of $329. Net deferred financing costs at December 31, 2024 were $269, which is net of accumulated amortization of $251. These costs are included in the “Other assets” line item of the Company’s condensed consolidated financial statements at September 30, 2025 and December 31, 2024.

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

On September 22, 2025, the Company executed Amendment No. 3 to Credit Agreement which reduced the monthly principal repayment amount payable by the Company from $90 for each monthly period from January 1, 2025 through and including September 1, 2025 to $62 for each monthly period after October 1, 2025 with the last installment being in the amount of the entire unpaid balance of the term loan.

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

As of September 30, 2025, there was $8,988 of outstanding indebtedness under the 2022 Credit Facility, with the ability to borrow an additional $25,583. As of September 30, 2025, the Company was in compliance with all financial covenants under the 2022 Credit Facility. As of September 30, 2025, the effective interest rate of the senior secured revolving credit facility was 6.41% and the senior secured term loan was 6.66%. As of December 31, 2024, the effective interest rate of the senior secured revolving credit facility was 6.71% and the effective rate of the senior secured term loan was 6.96%.

Prior to entering into Amendment No. 3 to Credit Agreement described above, the Company used a portion of the proceeds from the sale of its industrial fabrication operations in Manitowoc, Wisconsin, described in Note 4 “Sale of Manitowoc Industrial Fabrication Operations”, to make a mandatory repayment of $1,600 on the outstanding senior secured term loan.

Other

 In addition, the Company had outstanding notes payable for capital expenditures in the amount of $1,341 and $1,618 as of September 30, 2025 and December 31, 2024, respectively, with $389 and $371 included in the “Line of credit and current maturities of long-term debt” line item of the Company’s condensed consolidated financial statements as of September 30, 2025 and December 31, 2024, respectively. The notes payable have monthly payments that range from $1 to $20 and an interest rate of approximately 7%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from  September 2028 to June 2029.

NOTE 10 — LEASES

The Company leases certain facilities and equipment. The leases are accounted for under Accounting Standard Update 2016-02, Leases (“Topic 842”), and the Company elected to apply each available practical expedient. The discount rates used for the leases are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

The Company has elected to apply the short-term lease exception to all leases of one year or less. During the nine months ended September 30, 2025 and 2024, the Company had additional operating leases that resulted in right-of-use assets obtained in exchange for lease obligations in the amount of $182 and $29, respectively. During the nine months ended September 30, 2025 and 2024, the Company had additional finance leases associated with property, plant, and equipment of $0 and $1,376, respectively.

Some of the Company’s facility leases include options to renew. The exercise of the renewal options is typically at the Company’s discretion. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them.

As part of the Manitowoc Purchase Agreement described in Note 4 “Sale of Manitowoc Industrial Fabrication Operations”, the Company entered into a lease termination agreement with the landlord of the Manitowoc facility and paid a termination fee of $98. In conjunction with the lease termination, the Company reduced the operating lease right-of-use assets and related operating lease obligations to zero. Additionally, the Company recognized a gain in the amount of $238, which represents the difference between the operating lease right-of-use assets of $3,903 and the operating lease obligations of $4,141. The gain, related termination fee, and related closing costs incurred through September 30, 2025 are included in the “Gain on sale of Manitowoc industrial fabrication operations” line item of the Company’s condensed consolidated statements of operations as of September 30, 2025.

As part of the Manitowoc Purchase Agreement, the Buyer entered into a new lease agreement with the landlord for the Manitowoc facility and the Company entered into a sublease with the Buyer. The term of the sublease commenced on June 4, 2025 and expired on  September 8, 2025. As the term of the sublease is less than one year, the Company has elected to not record the related operating lease right-of-use assets and operating lease liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2025 and has elected to expense such costs.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$310	$356	$931	$1,084
Interest on finance lease liabilities	97	112	315	340
Total finance lease costs	407	468	1,246	1,424
Operating lease cost components:
Operating lease cost	494	676	1,895	2,021
Short-term lease cost	321	40	692	140
Variable lease cost (1)	319	386	691	1,139
Sublease income	(51)	(50)	(270)	(149)
Total operating lease costs	1,083	1,052	3,008	3,151

Total lease cost	$1,490	$1,520	$4,254	$4,575

Supplemental cash flow information related to our operating leases is as follows for the nine months ended September 30, 2025 and 2024:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases			$2,393	$2,518

Weighted-average remaining lease term-finance leases at end of period (in years)			2.5	3.0
Weighted-average remaining lease term-operating leases at end of period (in years)			5.9	6.4
Weighted-average discount rate-finance leases at end of period			5.8%	5.4%
Weighted-average discount rate-operating leases at end of period			9.1%	8.9%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of September 30, 2025, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2025	$1,237	$663	$1,900
2026	1,508	2,681	4,189
2027	1,212	2,383	3,595
2028	952	2,386	3,338
2029	526	2,350	2,876
2030 and thereafter	—	4,618	4,618
Total lease payments	5,435	15,081	20,516
Less—portion representing interest	(491)	(3,538)	(4,029)
Present value of lease obligations	4,944	11,543	16,487
Less—current portion of lease obligations	(2,188)	(1,687)	(3,875)
Long-term portion of lease obligations	$2,756	$9,856	$12,612

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

NOTE 12 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of September 30, 2025, the Company has a full valuation allowance recorded against deferred tax assets. During the nine months ended September 30, 2025, the Company recorded a provision for income taxes of $96, compared to a provision for income taxes of $133 during the nine months ended September 30, 2024. On  August 16, 2022, Congress enacted the IRA which includes advanced manufacturing tax credits for manufacturers of eligible components, including wind components produced and sold in the U.S. beginning in 2023 through 2032. The OBBBA, enacted on July 4, 2025, eliminates the credit for components produced and sold after 2027. These credits will have no impact on income tax expense.

The Company files income tax returns in U.S. federal and state jurisdictions. As of September 30, 2025, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2024, the Company had federal and unapportioned state net operating loss (“NOL”) carryforwards of $295,198 of which $227,781 will generally begin to expire in 2026. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

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

As of September 30, 2025, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of September 30, 2025.

NOTE 13 — SHARE-BASED COMPENSATION

There was no stock option activity during the nine months ended September 30, 2025 and September 30, 2024 and no stock options were outstanding as of September 30, 2025 or September 30, 2024.

The following table summarizes the Company’s restricted stock unit and performance award activity during the nine months ended September 30, 2025:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2024	823,808	$2.96
Granted	621,206	$1.89
Vested	(547,066)	$2.67
Forfeited	(108,550)	$2.63
Unvested as of September 30, 2025	789,398	$2.45

Under certain situations, shares are withheld from issuance to cover taxes for the vesting of restricted stock units and performance awards. For the nine months ended September 30, 2025 and 2024, 169,390 and 46,668 shares, respectively, were withheld to cover tax obligations.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024, as follows:

	Nine Months Ended September 30,
	2025	2024
Share-based compensation expense:
Cost of sales	$55	$86
Selling, general and administrative	600	721
Net effect of share-based compensation expense on net income	$655	$807
Reduction in earnings per share:
Basic earnings per share	$0.03	$0.04
Diluted earnings per share	$0.03	$0.04

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

The Company’s segments and their product and service offerings are summarized below:

Heavy Fabrications

The Company provides large, complex and precision fabrications to customers in a broad range of industrial markets. The Company’s most significant presence is within the U.S. wind energy industry, although it has diversified into other industrial markets in order to improve capacity utilization, reduce customer concentrations, and reduce exposure to uncertainty related to governmental policies currently impacting the U.S. wind energy industry. Within the U.S. wind energy industry, the Company provides steel towers and repowering adapters primarily to wind turbine manufacturers. Production facilities, located in Manitowoc, Wisconsin and Abilene, Texas, are situated in close proximity to the primary U.S. domestic wind energy and equipment manufacturing hubs. The two facilities have a combined annual tower production capacity of up to approximately 550 towers (1,650 tower sections), sufficient to support turbines generating more than 1.7 GW of power. The Company has designed and manufactures a mobile, modular pressure reducing system for the compressed natural gas virtual pipeline market. The Company manufactures components for buckets, shovels, car bodies, drill masts and other products that support mining and construction markets. In other industrial markets, the Company provides crane components, frames and other structures. Prospectively, in conjunction with the sale of the Manitowoc industrial fabrication operations, the Company will have annual tower production capacity of up to approximately 220 towers (660 tower sections) and capacity utilization of approximately 800 MW of power.

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Basis of Presentation” of these condensed consolidated financial statements. Summary financial information by reportable segment for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2025
Revenues from external customers	$29,364	$7,003	$7,872	$—	$—	$44,239
Intersegment revenues	—	66	—	—	(66)	—
Net revenues	29,364	7,069	7,872	—	(66)	44,239
Direct materials	18,440	1,355	4,710	—	*	24,505
Direct labor	4,481	1,438	*	—	—	5,919
Indirect labor	2,781	1,162	611	—	—	4,554
Variable overhead	*	952	573	—	—	1,525
AMP credits	(4,081)	—	—	—	—	(4,081)
Salaries and benefits	*	*	*	657	—	657
Share-based compensation	*	*	*	152	—	152
Depreciation and amortization	799	537	120	17	—	1,473
All other (income) expenses (1)	(3,339)	2,177	1,413	636	(66)	821
Operating income (loss)	10,283	(552)	445	(1,462)	—	8,714
Capital expenditures	341	44	85	—	—	470

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended September 30, 2024
Revenues from external customers	$20,600	$9,167	$5,736	$—	$—	$35,503
Intersegment revenues	—	—	1	—	(1)	—
Net revenues	20,600	9,167	5,737	—	(1)	35,503
Direct materials	12,026	2,427	3,310	—	*	17,763
Direct labor	2,627	1,388	*	—	—	4,015
Indirect labor	2,554	1,195	418	—	—	4,167
Variable overhead	*	1,099	501	—	—	1,600
AMP credits	(2,905)	—	—	—	—	(2,905)
Salaries and benefits	*	*	*	677	—	677
Share-based compensation	*	*	*	169	—	169
Depreciation and amortization	999	534	109	29	—	1,671
All other expenses (1)	3,069	2,602	937	561	(1)	7,168
Operating income (loss)	2,230	(78)	462	(1,436)	—	1,178
Capital expenditures	588	123	24	10	—	745

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2025
Revenues from external customers	$79,600	$20,254	$20,458	$—	$—	$120,312
Intersegment revenues	—	66	424	—	(490)	—
Net revenues	79,600	20,320	20,882	—	(490)	120,312
Direct materials	46,797	4,621	12,486	—	*	63,904
Direct labor	12,943	4,132	*	—	—	17,075
Indirect labor	8,695	3,424	1,747	—	—	13,866
Variable overhead	*	2,802	1,706	—	—	4,508
AMP credits	(9,549)	—	—	—	—	(9,549)
Salaries and benefits	*	*	*	1,709	—	1,709
Share-based compensation	*	*	*	541	—	541
Depreciation and amortization	2,784	1,636	348	51	—	4,819
All other expenses (1)	3,695	5,968	3,334	2,199	(490)	14,706
Operating income (loss)	14,235	(2,263)	1,261	(4,500)	—	8,733
Capital expenditures	2,097	186	179	124	—	2,586

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Nine Months Ended September 30, 2024
Revenues from external customers	$62,228	$27,958	$19,385	$—	$—	$109,571
Intersegment revenues	—	—	808	—	(808)	—
Net revenues	62,228	27,958	20,193	—	(808)	109,571
Direct materials	35,071	6,915	11,388	—	*	53,374
Direct labor	8,147	4,373	*	—	—	12,520
Indirect labor	7,995	3,800	1,185	—	—	12,980
Variable overhead	*	3,386	1,502	—	—	4,888
AMP credits	(6,300)	—	—	—	—	(6,300)
Salaries and benefits	*	*	*	1,657	—	1,657
Share-based compensation	*	*	*	579	—	579
Depreciation and amortization	2,932	1,627	315	112	—	4,986
All other expenses (1)	8,551	7,428	2,951	2,252	(808)	20,374
Operating income (loss)	5,832	429	2,852	(4,600)	—	4,513
Capital expenditures	1,419	1,471	362	27	—	3,279

* Line item not deemed a significant expense for this segment (per analysis of Accounting Standards Update No. 2023-07).

(1) All other expenses for each reportable segment primarily consist of:

       Heavy Fabrications-variable overhead, salaries and benefits, and rent and utilities

       Gearing-salaries and benefits and rent

       Industrial Solutions-direct labor, salaries and benefits, and rent and utilities

       Corporate-professional expenses

	Total Assets as of
	September 30,	December 31,
Segments:	2025	2024
Heavy Fabrications	$40,064	$43,035
Gearing	38,818	41,406
Industrial Solutions	17,822	14,864
Corporate	45,807	48,488
Eliminations	(22,863)	(19,503)
	$119,648	$128,290

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for credit losses and its financial results. The activity in the accounts receivable allowance liability for the nine months ended September 30, 2025 and 2024 consisted of the following:

	For the Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$94	$99
Credit loss expense	1	6
Write-offs	(17)	—
Other adjustments	21	(2)
Balance at end of period	$99	$103

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages at  September 30, 2025 and  December 31, 2024.

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

Key Financial Measures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenues	$44,239	$35,503	$120,312	$109,571
Net income	$7,463	$74	$6,104	$2,066
Adjusted EBITDA (1)	$2,407	$3,366	$6,801	$11,176
Capital expenditures	$470	$745	$2,586	$3,279
Free cash flow (2)	$19,270	$4,848	$(1,667)	$(4,561)
Operating working capital (3)	$37,691	$32,025	$37,691	$32,025
Total debt	$10,329	$16,948	$10,329	$16,948
Total orders (4)	$43,585	$22,975	$92,675	$70,343
Backlog at end of period (4)	$94,686	$124,298	$94,686	$124,298
Book-to-bill (5)	1.0	0.6	0.8	0.6

(1)

We provide non-GAAP adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, share based compensation and other stock payments, restructuring costs, impairment charges, proxy contest-related expenses, other non-cash gains and losses, and the gain from the sale of the Manitowoc industrial fabrication operations) as supplemental information regarding our business performance. Our management uses adjusted EBITDA when it internally evaluates the performance of our business, reviews financial trends and makes operating and strategic decisions. We believe that this non-GAAP financial measure is useful to investors because it provides a better understanding of our past financial performance and future results, and it allows investors to evaluate our performance using the same methodology and information as used by our management. Our definition of adjusted EBITDA may be different from similar non-GAAP financial measures used by other companies and/or analysts.

(2)

We define free cash flow as adjusted EBITDA plus or minus changes in operating working capital less capital expenditures net of any proceeds from disposals of property and equipment. We believe free cash flow is a useful measure for investors because it portrays our ability to generate cash from our business for purposes such as repaying maturing debt and funding future investments. We have included the net proceeds from the sale of the Manitowoc industrial fabrication operations in free cash flow.

(3)	We define operating working capital as accounts receivable and inventory net of accounts payable and customer deposits.

(4)

Our backlog at September 30, 2025 and 2024 is net of revenue recognized over time. Backlog has been adjusted to reflect updated assumptions related to raw material pricing (which is a customer passthrough) and other variables. Additionally, orders and backlog at September 30, 2025 have been adjusted for orders totaling $3,885 received in prior periods that we do not plan to recognize as revenue as a result of the transaction described in the Manitowoc Purchase Agreement (defined below).

(5)	We define the book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$7,463	$74	$6,104	$2,066
Interest expense	1,227	1,058	2,526	2,316
Income tax provision	27	41	96	133
Depreciation and amortization	1,473	1,671	4,819	4,986
Share-based compensation and other stock payments	372	522	1,469	1,685
Gain on sale of Manitowoc industrial fabrication operations	(8,155)	—	(8,213)	—
Proxy contest-related expenses	—	—	—	(10)
Adjusted EBITDA	2,407	3,366	6,801	11,176
Changes in operating working capital	4,811	2,227	(18,404)	(12,617)
Capital expenditures	(470)	(745)	(2,586)	(3,279)
Net proceeds from sale of Manitowoc industrial fabrication operations	12,522	—	12,522	—
Proceeds from disposal of property and equipment	—	—	—	159
Free Cash Flow	$19,270	$4,848	$(1,667)	$(4,561)

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

Third Quarter Overview

We received $43,585 in new orders in the third quarter, up from $22,975 in the third quarter of 2024. Gearing segment orders increased by 261% due to improved demand from most markets served, most notably in power generation which reflects significant orders from a leading Original Equipment Manufacturer (“OEM”) of natural gas turbines. Industrial Solutions orders increased by 86% compared to the prior year quarter primarily due to an increase in demand associated with new gas turbine and aftermarket gas turbine projects. Additionally, Heavy Fabrications segment orders increased by 25% due primarily to increased wind tower orders. This increase was partially offset by a decrease in industrial fabrication product line and lower wind repowering orders as we wound down operations in Manitowoc (described below).

We recognized revenue of $44,239 in the third quarter, which was a 25% increase compared to the third quarter of 2024. Within the Heavy Fabrications segment, wind revenue increased 57% as we completed the limited tower production run at our Manitowoc facility we began earlier in the year and recognized increased wind repowering revenue.  Industrial Solutions segment revenue increased by 37% from the prior year period primarily due to increased shipments to new gas turbine customers. Gearing segment revenue decreased 23% relative to the prior year period primarily due to reduced shipments to industrial and mining customers.

We recorded net income of $7,463 or $0.32 per share in the third quarter of 2025, compared to net income of $74 or $0.00 per share in the third quarter of 2024. The increase was primarily due to the sale of the Manitowoc industrial fabrication operations as described below, partially offset by manufacturing inefficiencies experienced within the Heavy Fabrications segment.

On June 4, 2025, we entered into a definitive agreement (the “Manitowoc Purchase Agreement”) with Wisconsin Heavy Fabrication, LLC (the “Buyer”) to sell certain assets used in our industrial fabrication operations in Manitowoc, Wisconsin including specified contracts, equipment, machinery and other personal property, and permits. We completed the closing of the sale on September 8, 2025 for a purchase price of $13,500 before the payment of transaction expenses and the assumption by the Buyer of certain of our liabilities. During the three and nine months ended September 30, 2025, we recorded a gain on the sale of $8,155 and $8,213, respectively, which is included in the “Gain on sale of Manitowoc industrial fabrication operations” line item in our condensed consolidated statement of operations. Within the Heavy Fabrications segment, we have only reported orders and backlog which we believe will be recorded as revenue.

RESULTS OF OPERATIONS

Three months ended September 30, 2025, Compared to Three months ended September 30, 2024

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

	Three Months Ended September 30,				2025 vs. 2024
		% of Total		% of Total
	2025	Revenue	2024	Revenue	$ Change	% Change
Revenues	$44,239	100.0%	$35,503	100.0%	$8,736	24.6%
Cost of sales	39,719	89.8%	30,306	85.4%	9,413	31.1%
Gross profit	4,520	10.2%	5,197	14.6%	(677)	(13.0)%
Operating (income) expenses
Selling, general and administrative expenses	3,796	8.6%	3,854	10.9%	(58)	(1.5)%
Gain on sale of Manitowoc industrial fabrication operations	(8,155)	(18.4)%	—	0.0%	(8,155)	(100.0)%
Intangible amortization	165	0.4%	165	0.5%	—	0.0%
Total operating expense, net	(4,194)	(9.5)%	4,019	11.3%	(8,213)	(204.4)%
Operating income	8,714	19.7%	1,178	3.3%	7,536	639.7%
Other (expense) income, net
Interest expense, net	(1,227)	(2.8)%	(1,058)	(3.0)%	(169)	(16.0)%
Other, net	3	0.0%	(5)	(0.0)%	8	160.0%
Total other expense, net	(1,224)	(2.8)%	(1,063)	(3.0)%	(161)	(15.1)%
Net income before provision for income taxes	7,490	16.9%	115	0.3%	7,375	6413.0%
Provision for income taxes	27	0.1%	41	0.1%	(14)	(34.1)%
Net income	$7,463	16.9%	$74	0.2%	$7,389	9985.1%

Consolidated

Revenues increased by $8,736 as compared to the prior year period primarily due to a 43% increase in revenue within our Heavy Fabrications segment. Wind revenue increased 57% from the prior year period as we completed the limited tower production run we began earlier in the year at our Manitowoc facility and recognized increased wind repowering revenue. Industrial Solutions segment revenue increased 37% from the prior year period primarily due to higher shipments to new gas turbine customers. Gearing segment revenue decreased 23% relative to the comparable prior year period, primarily reflective of reduced shipments to industrial and mining customers.

Despite the increase in revenue described above, gross profit decreased versus the prior year due primarily to manufacturing inefficiencies experienced within Heavy Fabrications and increased fixed costs to support higher volumes.

We recorded net income of $7,463 during the three months ended September 30, 2025, compared to net income of $74 during the three months ended September 30, 2024. This increase in net income was primarily due to the sale of the Manitowoc industrial fabrication operations, partially offset by the other factors described above.

Heavy Fabrications Segment

	Three Months Ended
	September 30,
	2025	2024
Orders	$13,885	$11,147
Revenues	29,364	20,600
Operating income	10,283	2,230
Operating margin	35.0%	10.8%

Within our Heavy Fabrications segment, orders increased 25% from the prior year period due to increased wind tower orders. During the third quarter, we resumed recognizing meaningful tower-related orders after receiving releases which fully satisfied the large wind tower purchase agreement announced in the first quarter of 2023. This was partially offset by lower industrial fabrication product line and wind repowering orders as we wound down certain operations in Manitowoc. Segment revenues increased by 43% compared to the prior year period as we completed the limited tower production run at our Manitowoc facility and recognized increased wind repowering revenue.

Heavy Fabrications segment operating income increased by $8,053 as compared to the prior year period. The increase in operating income was primarily a result of the $8,155 gain on the sale of the Manitowoc industrial fabrication operations, partially offset by manufacturing inefficiencies associated with the production of a new, larger size wind tower model.

Gearing Segment

	Three Months Ended
	September 30,
	2025	2024
Orders	$15,877	$4,396
Revenues	7,069	9,167
Operating (loss) income	(552)	(78)
Operating margin	(7.8)%	(0.9)%

Gearing segment orders increased by 261% versus the prior year period primarily due to higher demand from customers from most markets served, most notably in power generation which reflects significant orders from a leading OEM of natural gas turbines. Gearing revenues were down 23% relative to the prior year primarily reflective of reduced shipments to mining and industrial customers.

The Gearing segment’s operating loss increased by $474 from the prior year period. This decrease was primarily attributable to lower sales in the current year period.

Industrial Solutions Segment

	Three Months Ended
	September 30,
	2025	2024
Orders	$13,823	$7,432
Revenues	7,872	5,737
Operating income	445	462
Operating margin	5.7%	8.1%

Industrial Solutions segment orders increased from the prior year period primarily due to an increase in orders associated with new and aftermarket gas turbine projects. Segment revenues increased from the prior year period primarily due to higher shipments to new gas turbine customers. Operating income decreased versus the prior year period primarily as a result of a less profitable mix of product sold and increased subcontracted manufacturing costs.

Corporate and Other

Corporate and Other expenses were flat during the three months ended September 30, 2025 compared to the prior year period.

Nine months ended September 30, 2025, Compared to Nine months ended September 30, 2024

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

	Nine Months Ended September 30,				2025 vs. 2024
		% of Total		% of Total
	2025	Revenue	2024	Revenue	$ Change	% Change
Revenues	$120,312	100.0%	$109,571	100.0%	$10,741	9.8%
Cost of sales	107,491	89.3%	92,171	84.1%	15,320	16.6%
Gross profit	12,821	10.7%	17,400	15.9%	(4,579)	(26.3)%
Operating (income) expenses
Selling, general and administrative expenses	11,805	9.8%	12,391	11.3%	(586)	(4.7)%
Gain on sale of Manitowoc industrial fabrication operations	(8,213)	(6.8)%	—	—%	(8,213)	(100.0)%
Intangible amortization	496	0.4%	496	0.5%	—	—%
Total operating expense, net	4,088	3.4%	12,887	11.8%	(8,799)	(68.3)%
Operating income	8,733	7.3%	4,513	4.1%	4,220	93.5%
Other expense, net
Interest expense, net	(2,526)	(2.1)%	(2,316)	(2.1)%	(210)	(9.1)%
Other, net	(7)	(0.0)%	2	0.0%	(9)	(450.0)%
Total other expense, net	(2,533)	(2.1)%	(2,314)	(2.1)%	(219)	(9.5)%
Net income before provision for income taxes	6,200	5.2%	2,199	2.0%	4,001	181.9%
Provision for income taxes	96	0.1%	133	0.1%	(37)	(27.8)%
Net income	$6,104	5.1%	$2,066	1.9%	$4,038	195.5%

Consolidated

Revenues for the nine months ending September 30, 2025, increased by $10,741 as compared to the prior year period primarily due to an increase in revenue within our Heavy Fabrications segment. Wind revenue increased 46% from the prior year period primarily due to restarting tower production with a limited run at our Manitowoc facility and increased wind repowering revenue. Partially offsetting this increase were decreased industrial fabrication product line revenues as we wound down our Manitowoc operations in the third quarter, and lower sales of our Pressure Reducing Systems (“PRS”) units. Industrial Solutions segment revenue increased 3% from the prior year period primarily due to higher shipments to new gas turbine customers, partially offset by reduced shipments to aftermarket gas turbine customers. Gearing segment revenue decreased 27% compared to the prior year period, primarily reflective of reduced shipments to oil and gas (“O&G”) customers.

Despite the increase in revenue described above, gross profit decreased versus the prior year period due primarily to manufacturing inefficiencies experienced within Heavy Fabrications and increased fixed costs to support higher volumes.

We recorded net income of $6,104 during the nine months ended September 30, 2025, compared to net income of $2,066 during the nine months ended September 30, 2024. This increase in net income was primarily due to the $8,213 gain on the sale of the Manitowoc industrial fabrication operations.

Heavy Fabrications Segment

	Nine Months Ended
	September 30,
	2025	2024
Orders	$24,203	$31,506
Revenues	79,600	62,228
Operating income	14,235	5,832
Operating margin	17.9%	9.4%

Within our Heavy Fabrications segment, orders decreased 23% from the prior year period primarily due to a 77% decrease in industrial fabrication product line orders, and lower wind repowering orders, as we wound down our Manitowoc operations and experienced lower demand for our PRS units. Partially offsetting this decrease was an increase in wind tower orders as during the third quarter we began to recognize meaningful wind tower orders again after an extended period of production against a long-term customer agreement announced in the first quarter of 2023. Segment revenues increased by 28% compared to the prior year period primarily due to a 46% increase in wind revenue as we restarted tower production with a limited run at our Manitowoc facility and recognized increased wind repowering revenue. This was partially offset by a 16% decrease in industrial fabrication product line revenues as we wound down the Manitowoc operations and had fewer shipments of our PRS units.

Heavy Fabrications segment operating income increased by $8,403 as compared to the prior year period. The increase was primarily a result of the sale of the Manitowoc industrial fabrication operations, higher segment revenue and the corresponding increase in AMP credits recognized, partially offset by manufacturing inefficiencies associated with the production of a new, larger size wind tower model.

Gearing Segment

	Nine Months Ended
	September 30,
	2025	2024
Orders	$30,636	$19,546
Revenues	20,320	27,958
Operating (loss) income	(2,263)	429
Operating margin	(11.1)%	1.5%

Gearing segment orders increased 57% from the prior year period primarily due to significant orders from a leading OEM in the natural gas turbine segment of the power generation end-market. Additionally, O&G orders increased from the prior year period. Gearing revenue was down 27% relative to the prior year period reflective of reduced shipments to O&G customers.

The Gearing segment’s operating income decreased by $2,692 from the prior year period. This decrease was primarily attributable to lower sales, partially offset by a favorable $482 property tax adjustment in the current year period.

Industrial Solutions Segment

	Nine Months Ended
	September 30,
	2025	2024
Orders	$37,836	$19,291
Revenues	20,882	20,193
Operating income	1,261	2,852
Operating margin	6.0%	14.1%

Industrial Solutions segment orders increased from the prior year period primarily due to an increase in orders associated with new and aftermarket gas turbine projects. Segment revenues increased from the prior year period primarily due to increased shipments to new gas turbine customers, partially offset by decreased shipments to aftermarket gas turbine customers. Operating income decreased versus the prior year period primarily as a result of a less profitable mix of products sold and increased fixed costs to support higher production levels.

Corporate and Other

Corporate and Other expenses decreased compared to the prior year period primarily due to lower employee compensation, partially offset by higher medical costs in the current year period.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

On August 4, 2022, we entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), providing the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. As of September 30, 2025, cash totaled $1,195, a decrease of $6,526 from December 31, 2024. Debt and finance lease obligations at September 30, 2025 totaled $15,273. As of September 30, 2025, we had $8,988 outstanding under the 2022 Credit Facility and had the ability to borrow up to an additional $25,583.

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

We also have outstanding notes payable for capital expenditures in the amount of $1,341 and $1,618 as of September 30, 2025 and December 31, 2024, respectively, with $389 and $371 included in the “Line of Credit and current maturities of long-term debt” line item of our condensed consolidated financial statements as of September 30, 2025 and December 31, 2024, respectively. The notes payable have monthly payments that range from $1 to $20 and an interest rate of approximately 7%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from September 2028 to June 2029.

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

On September 12, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agents shares of our common stock with an aggregate sales price of up to $12,000. We will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. No shares of the Company’s common stock were issued under the Sales Agreement during the year ended December 31, 2024 or nine months ended September 30, 2025. As of September 30, 2025, shares of our common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

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

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024
Total cash (used in) provided by:
Operating activities	$(16,242)	$(986)
Investing activities	9,936	(3,120)
Financing activities	(220)	4,391
Net (decrease) increase in cash	$(6,526)	$285

Operating Cash Flows

During the nine months ended September 30, 2025, net cash used in operating activities totaled $16,242 compared to net cash used in operating activities of $986 during the prior year period. The increase in net cash used in operating activities during the current year period was primarily attributable to a more significant increase in inventory, decreased proceeds from the sale of AMP credits, and an increase in cash used to fund accounts receivable in the current year period compared to a source of cash in the prior year period.

Investing Cash Flows

During the nine months ended September 30, 2025, net cash provided by investing activities totaled $9,936, compared to net cash used in investing activities of $3,120 during the prior year period. The increase in net cash provided by investing activities as compared to the prior year period was primarily due to the net proceeds received from the sale of the Manitowoc industrial fabrication operations.

Financing Cash Flows

During the nine months ended September 30, 2025, net cash used in financing activities totaled $220, compared to net cash provided by financing activities of $4,391 during the prior year period. The decrease was primarily due to decreased net borrowings under the 2022 Credit Facility in the current year period and proceeds from long-term debt received in the prior year period.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the nine months ended September 30, 2025 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Part I, Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward looking statements. Forward-looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following: (i) the impact of global health concerns on the economies and financial markets and the demand for our products; (ii) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related phase out, extension, continuation or renewal of federal tax incentives and grants, including the advanced manufacturing tax credits, and state renewable portfolio standards as well as new or continuing tariffs on steel or other products imported into the United States; (iii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iv) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (v) the economic and operational stability of our significant customers and suppliers, including their respective supply chains, and the ability to source alternative suppliers as necessary; (vi) our ability to continue to grow our business organically and through acquisitions; (vii) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (viii) information technology failures, network disruptions, cybersecurity attacks or breaches in data security; (ix) the sufficiency of our liquidity and alternate sources of funding, if necessary; (x) our ability to realize revenue from customer orders and backlog (including our ability to finalize the terms of the remaining obligations under a supply agreement with a leading global wind turbine manufacturer); (xi) the economy and the potential impact it may have on our business, including our customers; (xii) the state of the wind energy market and other energy and industrial markets generally, including the availability of tax credits, and the impact of competition and economic volatility in those markets; (xiii) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xiv) competition from new or existing industry participants including, in particular, increased competition from foreign tower manufacturers; (xv) the effects of the change of administrations in the U.S. federal government; (xvi) our ability to successfully integrate and operate acquired companies and to identify, negotiate and execute future acquisitions; (xvii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; (xviii) the effects of proxy contests and actions of activist stockholders; (xix) the limited trading market for our securities and the volatility of market price for our securities; (xx) our outstanding indebtedness and its impact on our business activities (including our ability to incur additional debt in the future); and (xxi) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements including, but not limited to, those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K under the Securities Act and as such are not required to provide information under this Item pursuant to Item 305I of Regulation S-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item is incorporated herein by reference to Note 14, “Legal Proceedings And Other Matters” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the period ended June 30, 2025 continue to represent the most significant risks to the Company’s future results of operations and financial conditions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 10, 2025, our Board authorized a program to repurchase up to $3,000 of our outstanding common stock. Our share repurchase program does not obligate us to acquire any specific number of shares. The common stock may be acquired in the open market at prices subject to certain pricing guidelines determined by management. We have no obligation to repurchase shares and we may discontinue purchases at any time that we determine additional purchases are not warranted. As of September 30, 2025, $3,000 remains available for repurchase and there were no stock repurchases during the quarter ended September 30, 2025.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2025

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 23, 2012)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 6, 2020)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed May 17, 2024)
3.5	Fourth Amended and Restated Bylaws of the Company, adopted as of June 26, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2023)
4.1	Fourth Amendment to Section 382 Rights Agreement dated as of February 4, 2025 between the Company and Equiniti Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 6, 2025)
10.1	First Amendment to Asset Purchase Agreement, dated as of August 21, 2025, by and between Broadwind Heavy Fabrications, Inc. and Wisconsin Heavy Fabrication, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed September 10, 2025
10.2	Amendment No. 3 to Credit Agreement, dated as of September 22, 2025, by and among Broadwind, Inc., Brad Foote Gear Works, Inc., Broadwind Industrial Solutions, LLC, Broadwind Heavy Fabrications, Inc., 5100 Neville Road, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2025
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer*
101

The following financial information from this Form 10-Q of Broadwind, Inc. for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BROADWIND, INC.

November 13, 2025	By:	/s/ Eric B. Blashford
Eric B. Blashford
President and Chief Executive Officer
(Principal Executive Officer)