Form 10-K
period 2025-12-31
BROADWIND, INC.
filed 2026-03-11
CIK 1120370

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
For the fiscal year ended December 31, 2025
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

As of June 30, 2025 the aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant was approximately $32,310,000, based upon the $1.81 per share closing sale price of the Registrant’s common stock as reported on the NASDAQ Capital Market. For purposes of this calculation, the Registrant’s directors and executive officers and holders of 5% or more of the Registrant’s outstanding shares of voting common stock have been assumed to be affiliates, with such affiliates holding an aggregate of 5,190,000 shares of the Registrant’s voting common stock on June 30, 2025.

The number of shares of the Registrant’s common stock, par value $0.001, outstanding as of March 4, 2026, was 23,310,715.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

BROADWIND, INC.

FORM 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains “forward looking statements”— that is, statements related to future, not past, events—as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward looking statements. Forward looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following:(i) the impact of global health concerns on the economies and financial markets and the demand for our products; (ii) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related phase out, extension, continuation or renewal of federal tax incentives and grants, including the advanced manufacturing tax credits, and state renewable portfolio standards as well as new or continuing tariffs on steel or other products imported into the United States; (iii) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (iv) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (v) the economic and operational stability of our significant customers and suppliers, including their respective supply chains, and the ability to source alternative suppliers as necessary; (vi) our ability to continue to grow our business organically and through acquisitions; (vii) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (viii) information technology failures, network disruptions, cybersecurity attacks or breaches in data security; (ix) the sufficiency of our liquidity and alternate sources of funding, if necessary; (x) our ability to realize revenue from customer orders and backlog; (xi) the economy and the potential impact it may have on our business, including our customers; (xii) the state of the wind energy market and other energy and industrial markets generally, including the availability of tax credits, and the impact of competition and economic volatility in those markets; (xiii) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xiv) competition from new or existing industry participants including, in particular, increased competition from foreign tower manufacturers; (xv) the effects of the change of administrations in the U.S. federal government; (xvi) our ability to successfully integrate and operate acquired companies and to identify, negotiate and execute future acquisitions; (xvii) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; (xviii) the effects of proxy contests and actions of activist stockholders; (xix) the limited trading market for our securities and the volatility of market price for our securities; (xx) our outstanding indebtedness and its impact on our business activities (including our ability to incur additional debt in the future); and (xxi) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

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

Business Overview

Broadwind is a precision manufacturer of structures, equipment and components for power generation, critical infrastructure, and other specialized applications. We provide technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). Our capabilities include but are not limited to the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, gearbox manufacturing and repair, heat treatment, precision machining, assembly, engineering and packaging solutions.

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

Heavy Fabrications

We provide large, complex and precision fabrications to customers; historically in a broad range of industrial markets. Our most significant presence is within the U.S. wind energy industry where we provide steel towers and repowering adapters primarily to wind turbine manufacturers. We streamlined our operations within this segment during the year ended December 31, 2025, selling our industrial fabrication operations in Manitowoc, Wisconsin in September 2025 and consolidating our remaining segment operations to our production facility in Abilene, Texas.  The Abilene facility has an annual wind tower production capacity of up to approximately 220 towers (660 tower sections), sufficient to support turbines generating more than 800 MW of power (assuming a 3 MW tower).  In this segment we also manufacture a proprietary mobile, modular pressure reducing system (“PRS”) for the compressed natural gas virtual pipeline market.

Gearing

We provide gearing, gearboxes and precision machined components to a broad set of customers in diverse markets including; power generation, onshore and offshore oil and gas (“O&G”) fracking and drilling, material handling, wind energy, surface and underground mining, steel, infrastructure, marine, defense, and other industrial markets. We provide gearbox repair services and have manufactured loose gearing, gearboxes and systems, and provided heat treat services for aftermarket and Original Equipment Manufacturers (“OEM”) applications for a century. While a significant portion of our business is manufactured to our customer’s specifications, we employ design and metallurgical engineers to meet our customer’s stringent quality requirements, to improve product performance and reliability and to develop custom products that are integrated into our customer’s product offerings.

Industrial Solutions

We provide supply chain solutions, light fabrication, inventory management, kitting and assembly services, primarily serving the combined cycle natural gas turbine market. We support the U.S. wind power generation market, by providing tower internals kitting solutions for on-site installations, as OEMs domesticate their supply chain due to lead time and reliability issues. We leverage a global supply chain to provide instrumentation & controls, valve assemblies, sensor devices, fuel system components, electrical junction boxes & wiring, and electromechanical devices. We also provide packaging solutions and fabricate panels and sub-assemblies to reduce our customers’ costs, improve manufacturing velocity and reliability.

The following table summarizes the key markets served and product offerings of our three segments as of December 31, 2025:

Segment	Heavy Fabrications	Gearing	Industrial Solutions

Key Markets Served	-Wind Power Generation	-Power Generation	-Combined Cycle Natural
	-Oil and Gas	-Onshore & Offshore	Gas Power Generation
	-Onsite Power Generation	Oil and Gas Fracking/Drilling	-Solar Power Generation
		-Material Handling	-Wind Power Generation
-Wind Power Generation
-Surface and Underground Mining
-Steel Production
-Infrastructure
-Marine
-Defense
-Pulp and Paper
-Waste Processing

Products	-Wind Towers/Adapters	-Loose Gearing	-Supply Chain Solutions
	-Pressure Reducing Systems	-Custom Gearboxes	-Inventory Management
		-Gearbox Repair	-Kitting and Assembly
		-Heat Treat Services	-Solar Inverter Racks
		-Precision Machining	-Solar Powered Shelters/Charging Stations

Business and Operating Strategy

We intend to capitalize on the markets for wind energy, gas turbines, O&G, mining, and other industrial verticals in North America by leveraging our core competencies in welding, manufacturing, assembling and kitting. Our strategic objectives include the following:

●

Diversify our customer and product line concentrations. In 2025, sales derived from our top five customers represented 80% of total sales and sales into the wind energy industry represented 51% of total sales. We have reduced the concentration of our sales as compared to 2020, when our top five customers comprised 84% of total sales and sales in the wind energy industry represented 70% of total sales. To reduce the concentration of our sales, we have focused our product development activities and our sales force on expanding and diversifying our customer base and product lines. We are leveraging existing customer relationships within each of our segments to cross sell our broad portfolio of capabilities. We utilize a stage gate model for new product development, which provides a framework for evaluating opportunities and commercialization. Our diversification efforts are impacted in part by the end-market demand outlook.

●

Improve capacity utilization and broaden our manufacturing capabilities. Subject to labor availability, we have manufacturing capacity available that could support a significant increase in our annual revenues for gearing and industrial solutions. We are working to improve our capacity utilization and financial results by leveraging our existing manufacturing capacity and adjusting capacity where we can, in response to changing market conditions.

●

Pursue opportunistic acquisitions as well as organic investments. In addition to existing business and operating strategies, we are endeavoring to identify, and opportunistically execute on, accretive acquisitions and organic investments that will allow us to achieve further growth. Our investment criteria for opportunistic acquisitions as well as organic investments include, among other things, our ability to: improve manufacturing competencies, support our existing capacity utilization strategy, enhance our diversification strategy.  Additionally, we have developed new variations of our PRS unit which supplies compressed natural gas to regions without established infrastructure as part of the virtual pipeline. We believe that execution of our investment strategy provides significant opportunity to generate stockholder value, through profitable growth and leveraging a significant unrealized economic asset, over $298 million of net operating losses (“NOLs”) as of December 31, 2025 which can be used to cover future prospective tax liabilities.

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

CUSTOMERS

We manufacture products for a variety of customers in the wind energy, O&G, gas turbine, mining, and other industrial markets. Within the wind energy industry, our customer base consists primarily of wind turbine manufacturers who supply end users and wind farm operators with wind turbines, and wind gearbox re-manufacturers who use our replacement gears in their replacement gearboxes. The wind turbine market is very concentrated. According to Wood Mackenzie Power & Renewables 2025 industry data, the top two wind turbine manufacturers comprised approximately 88% of the U.S. market. As a result, although we have historically produced towers for a broad range of wind turbine manufacturers, in any given year a limited number of customers have accounted for the majority of our revenues. Within the O&G and mining industries, our customer base consists of manufacturers of hydraulic fracturing and mud pumps, drilling and production equipment, mining equipment, and off highway vehicles. Within the gas turbine industry, our customers supply end-users with natural gas turbines and after-market replacement and efficiency upgrade packages. Within our other industrial markets served, our customer base includes steel producers, and manufacturers of material handling, pulp and paper and other power generation equipment. Sales to GE Vernova represented greater than 10% of our consolidated revenues for the years ended December 31, 2025 and 2024. The loss of this customer could have a material adverse effect on our business, results of operation or financial condition. As a result, we have an ongoing initiative to diversify our customer base.

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

Within the wind tower product line of our Heavy Fabrications segment, the largest North American based competitor is Arcosa Inc. Other competitors include C.S. Wind, a South Korean company, Marmen Industries, a Canadian company, and GRI Renewable Industries, a Spanish company, each of which have production facilities in the U.S. We also face competition from imported towers, although in recent years a number of trade cases have periodically significantly reduced competition from imports.

Imports from China and Vietnam have declined following a determination by the U.S. International Trade Commission (“USITC”) in 2013 that wind towers from those countries were being sold in the U.S. at less than fair value. As a result of the determination, the U.S. Department of Commerce (“USDOC”) issued antidumping and countervailing duty orders on imports of wind towers from China and an antidumping duty order on imports of towers from Vietnam. In May 2018, the U.S. Court of Appeals affirmed the decision from the U.S. Court of International Trade but excluded CS Wind Vietnam from the antidumping order. In April 2019, the USDOC extended the term of these duties for an additional five-year period. In October 2024, the USDOC again extended the term of these duties for an additional five-year period.

Following a renewed surge of tower imports from countries not impacted by existing duties, in July 2020, the USDOC issued antidumping and countervailing duty orders on imports of wind towers from Canada, Indonesia, and Vietnam—including CS Wind Vietnam—and an antidumping order on imports of towers from Korea. The Indonesia countervailing duty order was later revoked after an appeal to the U.S. Court of International Trade (“CIT”). An appeal of the Canada antidumping determination is currently pending at the U.S. Court of Appeals for the Federal Circuit. The USITC and USDOC are currently conducting a required “five-year review” of the trade orders on Canada, Indonesia, Korea, and Vietnam to determine whether the orders should be extended for another five-year period.

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

In our Gearing segment, which is focused on O&G, natural gas power generation, wind energy, mining and steel markets, we compete with domestic and international manufacturers who produce gears greater than one meter in diameter. Our key competitors include Overton Chicago Gear, Cincinnati Gearing Systems, Milwaukee Gear and Horsburgh & Scott. In addition, we compete with the internal gear manufacturing capacity of relevant equipment manufacturers and face competition from foreign competitors.

In our Industrial Solutions segment, which is primarily focused on the gas turbine market, we compete with electrical supply distributors. Our key competitors include Gexpro and other small independent companies.

REGULATION

Production Tax Credit/Investment Tax Credit

Historically, the most impactful development incentive for our wind industry products has been the production tax credit (“PTC”) for new wind energy projects, which provides federal income tax credits based on electricity produced from qualifying wind turbines. Political and legislative support for the PTC has been intermittent since its introduction in 1992, which has caused significant volatility in the demand for new wind energy projects.

In December 2020, the Consolidated Appropriations Act of 2021 (“COVID IV”), a $2.3 trillion spending bill that combined a $1.4 trillion omnibus spending bill for federal fiscal year 2021 with $900 billion in stimulus relief for the COVID-19 pandemic was signed into law. As part of COVID IV, the PTC was extended for an additional year, allowing for a 60% credit for projects that start construction by the end of 2021.  In order to benefit from the PTC, qualifying projects must either be completed within four years from their start of construction, or the developer must demonstrate that its projects are in continuous construction between start of construction and completion. As a result of COVID IV, the PTC has subsidized wind projects commenced as late as 2021 and completed by 2025, or later if continuous construction can be demonstrated. Included in COVID IV was the addition of a new 30% investment tax credit (“ITC”) created for offshore wind projects that start construction by the end of 2025.  The provision also retroactively applied to certain projects that started production in 2016.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted to reduce inflation and promote clean energy in the United States. The IRA modified and extended the PTC until the later of 2032 or when greenhouse gas emissions would have been reduced by 75% compared to 2022. It provided for tax credits up to a maximum of 30%, adjusted for inflation annually, for electricity generated from qualified renewable energy sources where taxpayers meet prevailing wage standards and employ a sufficient proportion of qualified apprentices from registered apprenticeship programs. It also provided a bonus credit for qualifying clean energy production in energy communities.

The One Big Beautiful Bill Act (the “OBBBA”), enacted on July 4, 2025, limited the applicability of these existing programs.  Under the OBBBA, wind projects that begin construction after July 4, 2026, must be placed in service by December 31, 2027, to qualify for the PTC or the ITC. Any wind project that begins construction after July 4, 2026, and is not placed in service by December 31, 2027, will not qualify for the PTC or the ITC. The PTC and ITC have driven demand for new wind projects by providing financial incentives to developers, and the limitations on available incentives imposed by the OBBBA have negatively impacted demand for future wind projects.

The IRA also included Advanced Manufacturing Production tax credits (“AMP credits”) for manufacturers of eligible components, including wind and solar components. Manufacturers qualify for the AMP credits based on the electricity output for each component produced and sold in the US starting in 2023 through 2032. The OBBBA eliminated the credit for components produced and sold after 2027. The credit amount varies based on the eligible component, which includes solar components, wind energy components, inverters, qualifying battery components, and critical minerals. Tower manufacturers are eligible for credits of $0.03 per watt for applicable components produced. Manufacturers can elect a direct pay option where they can receive a payment equal to the full value of the tax credits from the Internal Revenue Service anytime during the ten-year period. That election lasts for five years, after which the AMP credits can be used against tax obligations or transferred to third parties in exchange for cash.

Investment in Infrastructure

In November 2021, the federal Infrastructure Investment and Jobs Act (“IIJA”) was signed into law. The IIJA authorized $548 billion in new infrastructure spending over the next five years following enactment and $650 billion in previously allocated funds. The IIJA allocated $62 billion to the Department of Energy (“DOE”) for various projects focused on clean energy resources and expanding renewable energy. As of the date of this report, the DOE still reported a limited amount of clean energy project funding remained available under the IIJA, however the timing of the award of remaining projects funded by the IIJA is uncertain thus the remaining impact on our business is uncertain.

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

BACKLOG

We sell our towers under either supply agreements or individual purchase orders (“POs”), depending on the size and duration of the purchase commitment. Under the supply agreements, we typically receive a purchase commitment for towers to be delivered in future fiscal quarters, then receive POs on a periodic basis depending upon the customer’s forecast of production volume requirements within the contract terms. For our Gearing and Industrial Solutions segments, sales are generally based on individual POs. As of December 31, 2025, the dollar amount of our backlog based on unfulfilled POs and supply agreements was approximately $96 million. This represents a 24% decrease from the backlog at December 31, 2024. Backlog as of December 31, 2025 and 2024 is net of revenue recognized over time as described in Note 2, “Revenues” of our consolidated financial statements.

SEASONALITY

The majority of our business is not affected by seasonality.

EMPLOYEES

We had 341 U.S.-based employees at December 31, 2025, of which 304 were in manufacturing related functions and 37 were in administrative functions. As of December 31, 2025, approximately 20% of our employees were covered by collective bargaining agreements with local unions in our Cicero, Illinois and Neville Island, Pennsylvania locations. We anticipate that the collective bargaining agreements with our union members will be renewed through contract renegotiation near the contract expiration dates, although there can be no assurance that any such agreements will be concluded. The collective bargaining agreement with the Neville Island union was renegotiated in November 2022 and is expected to remain in effect through October 2026. On March 6, 2026, we agreed to a new four-year collective bargaining agreement with the union representing the workforce at our Cicero, Illinois facility replacing a previous agreement. The new four-year collective bargaining agreement is expected to remain in effect through February 2030. We believe that our relationship with our employees is generally positive. The table below summarizes our employees as of December 31, 2025:

Number of Employees As of
Segment	December 31, 2025
Heavy Fabrications	163
Gearing	104
Industrial Solutions	64
Corporate	10
Total	341

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

In analyzing our liquidity, an important short-term metric is our use of operating working capital (“OWC”) in relation to revenue. OWC is comprised of A/R and inventories, net of A/P and customer deposits. Our OWC at December 31, 2025 was $37,795, or 25% of trailing three months of sales annualized, compared to December 31, 2024, when OWC was $19,287, or 14% of trailing three months of sales annualized.  The increase in OWC was driven primarily by lower customer deposit balances.

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

Historically, the majority of our revenues are highly concentrated with a limited number of customers. Some of the markets we serve have a limited number of customers. In 2025, one customer, GE Vernova, accounted for more than 10% of our consolidated revenues, and our five largest customers accounted for 80% of our consolidated revenues. Certain of our customers have periodically expressed their intent to scale back, delay or restructure existing customer agreements, which has led to reduced revenues from these customers and periodic deviations in expected ordering levels. It is possible that this may occur again in the future. Additionally, not all of our customers make purchases every year. As a result, our operating profits and gross margins have historically been negatively affected by significant variability in production levels, which has created production volume inefficiencies in our operations and cost structures. Because of this variability, we believe that comparisons of our operating results in any particular quarterly period may not be a reliable indicator of future performance.

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

Changes of administration in the U.S. federal government may affect our business in a manner that currently cannot be reliably predicted, especially given the potentially significant changes to various laws and regulations that affect our business. These uncertainties may include changes in laws and policies in areas such as corporate taxation, taxation and tariffs on imports of internationally sourced products, international trade including trade treaties such as the United States-Mexico-Canada Agreement, environmental protection and workplace safety laws, labor and employment law, immigration and health care. For example, during 2025, President Trump's administration has imposed significant tariffs on goods imported into the United States from many countries around the world. The imposition of such tariffs has strained and may continue to strain international trade relations and has impacted and may continue to impact the costs of raw materials. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential change in budgetary priorities could adversely affect individual programs including programs that incentivize the development of wind power generation capacity, and may delay purchasing or payment decisions by certain of our customers. All of these uncertainties may individually or in the aggregate materially and adversely affect our business, results of operations or financial condition.

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

We depend on the services of unionized labor and have collective bargaining agreements with certain of our operations workforce at our Cicero, Illinois and Neville Island, Pennsylvania Gearing facilities. The loss of the services of these and other personnel, whether through terminations, attrition, labor strike or otherwise, or a material change in our collective bargaining agreements, including a significant increase in labor costs, could have a material adverse impact on us and our future profitability. In November 2022, a four-year collective bargaining agreement was ratified by the collective bargaining union in our Neville Island facility and will remain in effect through October 2026. On March 6, 2026, we agreed to a new four-year collective bargaining agreement with the union representing the workforce at our Cicero, Illinois facility replacing a previous agreement. The new four-year collective bargaining agreement is expected to remain in effect through February 2030. Any failure to negotiate and conclude a new collective bargaining agreement with a union when the applicable agreement expires could result in strikes, boycotts, or other labor disruptions. As of December 31, 2025, these collective bargaining units represented approximately 20% of our workforce.

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

Recent increases in inflation and high interest rates in the United States and elsewhere could adversely affect our business.

We are exposed to fluctuations in inflation and interest rates, which could negatively affect our business, financial condition and results of operations. The United States and other jurisdictions have recently experienced high levels of inflation. If the inflation rate continues to increase, it will likely continue to affect our expenses, including, but not limited to, employee compensation and labor expenses and increased costs for supplies, and we may not be successful in offsetting such cost increases. In addition, historically we have carried a significant amount of variable rate debt which is subject to fluctuations in interest rates. Certain government agencies, including the U.S. Treasury, have previously implemented and may implement policies that have resulted and continue to result in historically high interest rates and borrowing costs. Even though the Federal Funds Effective Rate was cut on multiple occasions during 2025, the cuts were relatively small and interest rates remain relatively high on a historical basis.  These relatively high interest rates may continue to result in significant interest expense to the extent we cannot limit our debt balances. A severe or prolonged economic downturn, whether due to inflationary pressures, historically high interest rates, or otherwise, could result in a variety of risks to our business, including weakened demand for our products.

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

Our businesses are subject to risks associated with competition from new or existing industry participants who may have more resources and better access to capital. Certain of our competitors and potential competitors may have substantially greater financial resources, customer support, technical, market intelligence and marketing resources, faster and more effective adoption of new technologies including artificial intelligence and machine learning, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Among other things, these industry participants compete with us based upon price, quality, location and available capacity. We cannot be sure that we will have the resources or expertise to compete successfully in the future. We also cannot be sure that we will be able to match cost reductions by our competitors or that we will be able to succeed in the face of current or future competition.

RISKS RELATED TO OUR CORPORATE STRATEGY

Our plans for growth and diversification may not be successful, and could result in poor financial performance.

We continue to seek to strategically diversify and grow the business to improve operational efficiency and meet customer demand. Our diversification efforts into natural gas turbine power generation, defense, mining, precision machining, O&G and other power generation markets may require additional investments in personnel, equipment and operational infrastructure. Moreover, although we have historically participated in most of these lines of business, there is no assurance that we will be able to grow our presence in these markets at a rate sufficient to compensate for a potentially weaker wind energy market. If we are unable to further penetrate these markets, our plans to diversify our operations may not be successful and our anticipated future growth may be adversely affected.

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

We have significant indebtedness, including the indebtedness under the 2022 Credit Facility (as defined and further discussed in Note 11 “Debt and Credit Agreements” of our consolidated financial statements). Our debt obligations could potentially have important consequences to us and our investors, including: (1) requiring a substantial portion of our cash flows from operations to make debt service payments or to refinance our indebtedness as it becomes due, making it more difficult for us to satisfy our other priorities and obligations; (2) resulting in higher interest expenses, (3) increasing our vulnerability to general adverse economic and industry conditions; (4) reducing the cash flows available to fund capital expenditures and other corporate purposes and to grow our business; (5) limiting our flexibility in pursuing strategic opportunities or planning for, or reacting to, changes in our business and the industry; (6) placing us at a competitive disadvantage relative to our competitors that may not be as highly leveraged; and (7) limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase shares.

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

As described in Note 11 “Debt and Credit Agreements” of our consolidated financial statements, the agreements governing our indebtedness contain covenants restricting our operations and limiting our financial flexibility. In addition, some of the agreements governing our indebtedness require that we maintain minimum EBITDA requirements, not exceed a maximum fixed charge coverage ratio and contain certain customary events of default. Our ability to comply with such restrictions and covenants may be affected by various factors, some of which factors may be beyond our control. If we breach any of these restrictions or covenants and do not obtain a waiver from the lenders or holders, as applicable, then, subject to the applicable cure periods and conditions, any outstanding indebtedness could be declared immediately due and payable.

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

Our common stock trades on the Nasdaq Capital Market. Historically, we have not had an active trading market for our common stock. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. The market price and level of trading of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, our limited trading volume, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our business and the general state of the securities market, as well as general economic, political and market conditions and other factors that may affect our future results.  In 2025, the closing price of our common stock varied from a high of $3.55 per share to a low of $1.41 per share. Stockholders may have incurred substantial losses with regard to any investment in our common stock adversely affecting stockholder confidence.

Limitations on our ability to utilize our NOLs may negatively affect our financial results.

We may not be able to utilize all of our NOLs. For financial statement presentation, all benefits associated with the NOL carryforwards have been reserved; therefore, this potential asset is not reflected on our balance sheet. To the extent available, we will use any NOL carryforwards to reduce the U.S. corporate income tax liability associated with our operations. However, if we do not achieve sufficient profitability prior to their expiration, we will not be able to fully utilize our NOLs to offset income. Section 382 of the IRC (“Section 382”) generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. Our ability to utilize NOL carryforwards and built-in losses may be limited, under Section 382 or otherwise, by our issuance of common stock or by other changes in ownership of our stock. After analyzing Section 382 in 2010, we determined that aggregate changes in our stock ownership had triggered an annual limitation of NOL carryforwards and built-in losses available for utilization to $14,284 per annum. Although this event limited the amount of pre ownership change date NOLs and built- in losses we can utilize annually, it does not preclude us from fully utilizing our current NOL carryforwards prior to their expiration. However, subsequent changes in our stock ownership could further limit our ability to use our NOL carryforwards and our income could be subject to taxation earlier than it would if we were able to use NOL carryforwards and built-in losses without an annual limitation, which could result in lower profits. To address these concerns, in February 2013 we adopted a Section 382 Stockholder Rights Plan, which was subsequently approved by our stockholders and extended in 2016, 2019, 2022, and 2025 for additional three-year periods (as amended, the “Rights Plan”), designed to preserve our substantial tax assets associated with NOL carryforwards under Section 382. The Rights Plan is intended to deter any person or group from being or becoming the beneficial owner of 4.9% or more of our common stock and thereby triggering a further limitation of our available NOL carryforwards. See Note 15, “Income Taxes” of our consolidated financial statements for further discussion of our Rights Plan. There can be no assurance that the Rights Plan will be effective in protecting our NOL carryforwards. Additionally, because the Rights Plan subjects any person that acquires 4.9% of our common stock without the Board’s permission to significant dilution, it could make it harder for a third party to acquire us without the consent of the Board. In particular, the Rights Plan may deter a third party from completing or even initiating an acquisition of the Company, which may prevent stockholders from realizing a control premium from a potential acquirer, or from otherwise maximizing stockholder value.

We cannot predict the risks associated with the implementation and use of artificial intelligence and related technologies.

We may, now and in the future, use artificial intelligence, generative artificial intelligence, or related technologies (collectively, “Artificial Intelligence”). However, the implementation and use of Artificial Intelligence could present various risks and uncertainties to our business and there is no assurance that using such Artificial Intelligence will produce the desired results.  If we are unable to effectively adopt new technologies including Artificial Intelligence and data analytics to develop new commercial insights and improve operating efficiencies, our competitors could more effectively adopt these technologies, develop better products, faster and at a lower cost, negatively impacting our sales outcomes and profitability. The risks and uncertainties related to the use of Artificial Intelligence include, but are not limited to, concerns around privacy, security, intellectual property, and ethics, and if the Artificial Intelligence technologies that we use (or create) turn out to be controversial or otherwise flawed, we could face competitive, brand, or reputational harm, legal liability, regulatory action, or other adverse impacts on our business. As the regulatory framework surrounding Artificial Intelligence evolves, it is possible that new laws or regulations will be adopted both within the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that could affect the ways in which we might use Artificial Intelligence. Since these technologies are rapidly and constantly evolving and extremely complex, we cannot predict all of the business and legal risks that may arise from our use of such technologies, any of which could adversely affect our business, financial condition, and results of operations.

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

Under the OBBBA, enacted on July 4, 2025, wind projects that begin construction after July 4, 2026, must be placed in service by December 31, 2027, to qualify for the PTC or the ITC. Any wind project that begins construction after July 4, 2026, and is not placed in service by December 31, 2027, will not qualify for the PTC or the ITC. The PTC and ITC drive demand for new wind projects by providing financial incentives to developers.

The IRA also includes AMP credits for manufacturers of eligible components, including wind and solar components. Manufacturers qualify for the AMP credits based on the electricity output for each component produced and sold in the US starting in 2023 through 2032. The OBBBA eliminates the credit for components produced and sold after 2027. The credit amount varies based on the eligible component, which includes solar components, wind energy components, inverters, qualifying battery components, and critical minerals. Tower manufacturers are eligible for credits of $0.03 per watt for applicable components produced. Manufacturers can elect a direct pay option where they can receive a payment equal to the full value of the tax credits from the Internal Revenue Service anytime during the ten-year period. That election lasts for five years, after which the AMP credits can be used against tax obligations or transferred to third parties in exchange for cash. We expect certain financial benefits as a result of tax incentives provided by the IRA. If these expected financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected. Any modifications to the law or its effects arising, for example, through (i) technical guidance and regulations from the IRS and U.S. Treasury Department, (ii) subsequent amendments to or interpretations of the law, and/or (iii) future laws or regulations rendering certain provisions of the IRA less effective or ineffective, in whole or in part, could result in material adverse changes to the benefits we have recognized and expect to recognize.

The OBBBA also introduced new restrictions on foreign supply chains and foreign owners or investors in tax-credit-supported facilities, referred to as “Prohibited Foreign Entity” or “PFE” restrictions. Taxpayers cannot claim AMP credits in taxable years beginning after enactment of the OBBBA if they are prohibited foreign entities (which are generally entities that are formed in or controlled by covered nations, including China, Russia, Iran, and North Korea, as well as entities determined to be under effective control as a result of contracts entered into with such entities). AMP credits are also disallowed in taxable years beginning after enactment of the OBBBA for eligible components that receive material assistance from a PFE. These restrictions generally took effect on January 1, 2026, and the Treasury Department is required to issue final regulations implementing them by December 31, 2026. On February 12, 2026, the Treasury Department released interim guidance that further clarified methods for calculating material assistance and included a request for comments by March 30. We cannot predict with certainty what the final guidance, or any other future guidance, will provide, or how it will impact the potential impact for our AMP credits claimed in 2026 and future years.

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

In August 2025, the United States Department of Commerce Bureau of Industry and Security commenced a Section 232 investigation under the authority of the Trade Expansion Act of 1962, as amended, for the purpose of determining the effect of imports of wind turbines and their parts and components on the national security.  The Trump administration has significantly increased the use of these types of investigations throughout 2025 and based on the results of such investigations in other industries, the administration has taken trade actions to limit imports of or impose protective tariffs on the import of the goods subject to the investigation.  We do not know what the results of the current investigation will be, nor the range of trade actions the administration might impose on the wind turbine imports. Imposition of import restrictions or tariffs on the import of wind turbines, their parts and components could cause shortages or increased costs for those goods, which may negatively impact our customers, the wind industry generally and may negatively impact our sales and profitability of those sales.

Additionally, the ongoing war in Ukraine has led to economic sanctions imposed against Russia by the U.S. and certain European nations, including a prohibition on doing business with certain Russian companies which may have led to, or may lead to, certain retaliatory trade restrictions from Russia. Such sanctions may impact companies in many sectors and has led to volatility of prices in the global energy industry and disruption and volatility in the U.S. and global markets. There is a possibility that such sanctions or trade restrictions may be expanded, or new sanctions or trade restrictions may be imposed by the U.S., Russia, China or other countries, which could further disrupt supply chains and increase volatility of pricing. The extent and duration of the war and extent and strength of the sanctions are still developing, and the corresponding effect on the Company remains uncertain.

Certain other geopolitical events, including the war between Israel and Hamas as well as the recent the political, economic, and social instability in both Venezuela and Iran could lead to material disruptions to certain supply chains and volatility in prices for the inputs to our manufacturing process and the resulting prices we charge to our customers.

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

We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of currently and formerly owned, leased or operated properties, or properties to which hazardous substances or wastes were sent by current or former operators at our current or former facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. Several of our facilities have a history of industrial operations, and contaminants have been detected at some of our facilities. The presence of contamination from hazardous substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or use our properties as collateral for financing. We also could be held liable under third-party claims for property damage, natural resource damage or personal injury and for penalties and other damages under such environmental laws and regulations, which could have a material adverse effect on our business, financial condition and results of operations. During 2025, we did not incur significant remediation costs or penalties related to environmental matters.

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

We maintain enterprise-wide information security policies, processes and standards that set the requirements around acceptable use of information systems and data, risk assessment and management, identity and access management, data security, security operations, security incident response and threat and vulnerability management. We work to align to the National Institute of Standards and Technology (NIST) 800-171 Cybersecurity Framework, as its program controls are designed to protect and maintain confidentiality, integrity, and continued availability of our data and information systems. We are exploring our commitment to other frameworks as they develop. Our team of information system professionals and third-party providers monitors our information systems for cybersecurity threats, breaches, intrusions and other weaknesses, responds to cybersecurity incidents, develops and implements plans to mitigate cybersecurity threats and facilitates training for our employees.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located in Cicero, Illinois, a suburb located west of Chicago, Illinois. In addition, the Subsidiaries own or lease operating facilities, which are presented by operating segment as follows (information below is as of December 31, 2025).

		Owned /	Approximate
Operating Segment and Facility Type	Location	Leased	Square Footage
Heavy Fabrications (1)
Tower Manufacturing	Abilene, TX	Owned	175,000
Gearing and Corporate
Gearing System Manufacturing—Machining and Corporate Administration (2)	Cicero, IL	Leased	301,000
Gearing System Manufacturing—Heat Treatment and Gearbox Repair	Neville Island, PA	Owned	52,000
Industrial Solutions
Industrial Solutions Manufacturing	Sanford, NC	Leased	105,000

(1)	The Heavy Fabrications segment listing does not include the tower storage yards of 25 acres in Abilene, TX.

(2)	The Gearing leased facilities will reduce to approximately 197,000 square feet effective December 1, 2026 pursuant to the terms of the facility lease.

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

	Common Stock
	High	Low
2025
First quarter	$2.21	$1.41
Second quarter	1.96	1.47
Third quarter	2.87	1.80
Fourth quarter	3.55	2.00

	Common Stock
	High	Low
2024
First quarter	$2.70	$2.22
Second quarter	4.42	2.08
Third quarter	3.66	2.07
Fourth quarter	2.23	1.55

The closing price for our common stock as of March 4, 2026 was $2.47. As of March 4, 2026, there were 48 holders of record of our common stock.

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

Repurchases

On September 10, 2025, our Board authorized a program to repurchase up to $3,000 of our outstanding common stock. Our share repurchase program does not obligate us to acquire any specific number of shares. The common stock may be acquired in the open market at prices subject to certain pricing guidelines determined by management. We have no obligation to repurchase shares and we may discontinue purchases at any time that we determine additional purchases are not warranted. As of December 31, 2025, $3,000 remains available for repurchase and there were no stock repurchases during the years ended December 31, 2025 and 2024.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the years ended December 31, 2025 and 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for information as of December 31, 2025 with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

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

(Dollar amounts are presented in thousands, except per share data and unless otherwise stated)

OUR BUSINESS

The OBBBA which was signed into law on July 4, 2025, eliminates AMP credits for components produced and sold after December 31, 2027. The OBBBA shortened the time period in which we could benefit from the AMP credits, which could have a material adverse effect on our business in the near term. Under the OBBBA, wind projects that begin construction after July 4, 2026, must be placed in service by December 31, 2027, to qualify for the production tax credit (“PTC”) or the investment tax credit (“ITC”). Any wind project that begins construction after July 4, 2026, and is not placed in service by December 31, 2027, will not qualify for the PTC or the ITC. The PTC and ITC drive demand for new wind projects by providing financial incentives to developers. We expect the changes to the PTC and the ITC could lead to a decrease in the number of new wind projects, which would cause a corresponding decrease in demand for our wind products. Lower demand for our wind products, coupled with the expedited phase out of the AMP credits, would adversely impact the profitability of our Heavy Fabrications segment.

We booked $131,438 in new net orders in 2025, up 22% from $107,813 in 2024. Wind tower orders within the Heavy Fabrications segment increased significantly as we began to recognize meaningful wind tower orders again after an extended period of production against a long-term customer agreement announced in the first quarter of 2023. Industrial Solutions segment orders increased 79% versus the prior year due primarily to an increase in orders associated with new and aftermarket gas turbine projects as well as an increase in orders from other markets served. Gearing segment orders increased 52% versus the prior year, most notably within the power generation market which reflects significant orders from a leading OEM of natural gas turbines, as well as increased orders from O&G customers. These increases were partially offset by lower wind repowering and industrial fabrication product line orders associated with the wind down of operations in Manitowoc. In addition, we experienced a decrease in orders for our PRS units.

We recognized revenue of $158,052 in 2025, up 10% from revenue of $143,136 in 2024. Heavy Fabrications segment revenues increased 22% primarily due to a 36% increase in wind revenue as we completed the limited tower production run at our Manitowoc facility we began earlier in the year and recognized increased wind repowering revenue. This was partially offset by a decrease in PRS and industrial fabrication product line revenues in the current year. Industrial Solutions segment revenue increased 16% from the prior year primarily due to increased shipments to new gas turbine customers. Gearing segment revenue decreased 23% relative to 2024 reflective of reduced shipments within most markets served, partially offset by increased power generation shipments.

We reported net income of $5,242 or $0.23 per share in 2025, compared to net income of $1,152 or $0.05 per share in 2024. This increase is primarily due to the $8,200 gain on the sale of the Manitowoc industrial fabrication operations in the current year, partially offset by manufacturing inefficiencies experienced within the Heavy Fabrications segment and lower sales volumes within the Gearing segment.

During 2025 and 2024, we recognized gross AMP credits totaling $13,059 and $9,588, respectively, within the Heavy Fabrications segment. These AMP credits were introduced as part of the IRA, which was enacted on August 16, 2022. The IRA includes advanced manufacturing tax credits for manufacturers of eligible components, including wind and solar components. Manufacturers of wind components qualify for the AMP credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit applies to each component produced and sold in the U.S. beginning in 2023 through 2032. The OBBBA enacted on July 4, 2025, eliminates the credit for components produced and sold after 2027. Wind towers within the Company’s Heavy Fabrications segment are eligible for credits of $0.03 per watt for each wind tower produced. In calculating the eligible credit, we relied on the megawatt rating provided by the customer. Manufacturers who qualify for the AMP credits can apply to the Internal Revenue Service for cash refunds of the AMP credits or sell the AMP credits to third parties for cash, or apply the AMP credits against taxable income. We recognized the AMP credits as a reduction to cost of sales in our consolidated statements of operations for the years ended December 31, 2025 and 2024. The assets related to the AMP credits are recognized as current assets in the “AMP credit receivable” line item in our consolidated balance sheets as of December 31, 2025 and 2024.

The OBBBA also introduced new restrictions on foreign supply chains and foreign owners or investors in tax-credit-supported facilities, referred to as PFE restrictions. Taxpayers cannot claim AMP credits in taxable years beginning after enactment of the OBBBA if they are prohibited foreign entities (which are generally entities that are formed in or controlled by covered nations, including China, Russia, Iran, and North Korea, as well as entities determined to be under effective control as a result of contracts entered into with such entities). AMP credits are also disallowed in taxable years beginning after enactment of the OBBBA for eligible components that receive material assistance from a PFE.  These restrictions generally took effect on January 1, 2026, and the Treasury Department is required to issue final regulations implementing them by December 31, 2026. On February 12, 2026, the Treasury Department released interim guidance that further clarified methods for calculating material assistance and included a request for comments by March 30. We cannot predict with certainty what the final guidance, or any other future guidance, will provide, or how it will impact the potential impact for our AMP credits claimed in 2026 and future years.

During 2025, we recognized gross AMP credits totaling $13,059 and recognized a 6.5% discount on the credits totaling $849, which was recognized in cost of sales. We also incurred other miscellaneous administrative costs related to the credits in the amount of $98, which have been recorded as cost of sales. Additionally, costs totaling $7 are included in the “Prepaid expenses and other current assets” line item of our consolidated financial statements at December 31, 2025.

During 2024, we recognized gross AMP credits totaling $9,588 and recognized a 6.5% discount on the credits totaling $623, which was recognized in cost of sales. We also incurred other miscellaneous administrative costs related to the credits in the amount of $146, which have been recorded as cost of sales.

We use our credit facility to fund working capital requirements and believe that our credit facility, together with the operating cash generated by our businesses, and any potential proceeds from access to the public or private debt or equity markets, are sufficient to meet all cash obligations over the next twelve months. On December 31, 2025, we had $3,901 outstanding under our senior secured revolving credit facility, $4,982 outstanding under our senior secured term loan, $456 of cash on hand, with the ability to borrow an additional $24,456. For a further discussion of our capital resources and liquidity, including a description of recent amendments and waivers under our credit facility, please see the discussion under “Liquidity, Financial Position and Capital Resources” in this Annual Report on Form 10-K.

KEY METRICS USED BY MANAGEMENT TO MEASURE PERFORMANCE

In addition to measures of financial performance presented in our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”), we use certain other financial measures to analyze our performance. These non-GAAP financial measures primarily consist of adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, share-based compensation and other stock payments, restructuring costs, impairment charges, proxy contest-related expenses, other non-cash gains and losses, and the gain from the sale of the Manitowoc industrial fabrication operations) and free cash flow which help us evaluate growth trends, establish budgets, assess operational efficiencies, oversee our overall liquidity, and evaluate our overall financial performance.

Key Financial Measures

	Year Ended
	December 31,
	2025	2024
Net revenues	$158,052	$143,136
Net income	$5,242	$1,152
Adjusted EBITDA (1)	$8,699	$13,325
Capital expenditures	$3,630	$3,618
Free cash flow (2)	$(917)	$9,987
Operating working capital (3)	$37,795	$19,287
Total debt	$10,130	$9,196
Total orders	$131,438	$107,813
Backlog at end of period (4)	$95,838	$125,455
Book-to-bill (5)	0.8	0.8

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

(4)

Our backlog at December 31, 2025 and 2024 is net of revenue recognized over time. Backlog as of December 31, 2024 has been adjusted to reflect updated assumptions related to raw material pricing (which is a customer passthrough) and other variables.

(5)	We define book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Year Ended
	December 31,
	2025	2024
Net income from continuing operations	$5,242	$1,152
Interest expense	3,386	3,078
Income tax expense	87	74
Depreciation and amortization	6,310	6,684
Share-based compensation and other stock payments	1,874	2,347
Gain on sale of Manitowoc industrial fabrication operations	(8,200)	—
Proxy contest-related expenses	—	(10)
Adjusted EBITDA	8,699	13,325
Changes in operating working capital	(18,508)	121
Capital expenditures	(3,630)	(3,618)
Net proceeds from sale of Manitowoc industrial fabrication operations	12,522	—
Proceeds from disposal of property and equipment	—	159
Free Cash Flow	$(917)	$9,987

RESULTS OF OPERATIONS

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024.

	Year Ended December 31,				2025 vs. 2024
		% of Total		% of Total
	2025	Revenue	2024	Revenue	$ Change	% Change
Revenues	$158,052	100.0%	$143,136	100.0%	$14,916	10.4%
Cost of sales	141,919	89.8%	121,947	85.2%	19,972	16.4%
Gross profit	16,133	10.2%	21,189	14.8%	(5,056)	(23.9)%
Operating expenses (income)
Selling, general and administrative expenses	15,021	9.5%	16,303	11.4%	(1,282)	(7.9)%
Gain on sale of Manitowoc industrial fabrication operations	(8,200)	(5.2)%	—	—%	(8,200)	(100.0)%
Intangible amortization	661	0.4%	661	0.5%	—	—%
Total operating expense, net	7,482	4.7%	16,964	11.9%	(9,482)	(55.9)%
Operating income	8,651	5.5%	4,225	3.0%	4,426	104.8%
Other (expense) income, net
Interest expense, net	(3,386)	(2.1)%	(3,078)	(2.2)%	(308)	(10.0)%
Other, net	64	0.0%	79	0.1%	(15)	(19.0)%
Total other expense, net	(3,322)	(2.1)%	(2,999)	(2.1)%	(323)	(10.8)%
Net income before provision for income taxes	5,329	3.4%	1,226	0.9%	4,103	334.7%
Provision for income taxes	87	0.1%	74	0.1%	13	17.6%
Net income	$5,242	3.3%	$1,152	0.8%	$4,090	355.0%

Consolidated

Revenues increased by $14,916, or 10%, during the year ended December 31, 2025. Heavy Fabrications segment revenues increased 22% primarily due to a 36% increase in wind revenue as we completed the limited tower production run at our Manitowoc facility we began earlier in the year and recognized increased wind repowering revenue. This was partially offset by a decrease in PRS and industrial fabrication product line revenues in the current year. Industrial Solutions segment revenue increased 16% from the prior year primarily due to increased shipments to new gas turbine customers. Gearing segment revenue decreased 23% relative to 2024 reflective of reduced shipments within most markets served, partially offset by increased power generation shipments.

Despite the increase in revenue described above, gross profit decreased by $5,056 during the year ended December 31, 2025 as compared to the prior year primarily due to lower sales volumes within the Gearing segment and manufacturing inefficiencies experienced within the Heavy Fabrications segment. As a result, our gross margin decreased from 14.8% for the year ended December 31, 2024, to 10.2% for the year ended December 31, 2025.

Net income increased from $1,152 for the year ended December 31, 2024 to $5,242 for the year ended December 31, 2025.The increase in net income was primarily due to the $8,200 gain on the sale of the Manitowoc industrial fabrication operations partially offset by the factors described above.

Heavy Fabrications Segment

The following table summarizes the Heavy Fabrications segment operating results for the twelve months ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Orders	$42,168	$53,934
Revenues	101,161	82,657
Operating income	14,619	7,128
Operating margin	14.5%	8.6%

Heavy Fabrications orders decreased 22% over the prior year primarily due to a decrease in industrial fabrication product line and wind repowering orders as we wound down operations in Manitowoc, in addition to lower PRS orders. These decreases were partially offset by a significant increase in wind tower orders as we began to recognize meaningful wind tower orders again after an extended period of production against a long-term customer agreement announced in the first quarter of 2023. Segment revenues increased 22% from the prior year primarily due to a 36% increase in wind revenue as we completed the limited tower production run at our Manitowoc facility we began earlier in the year and recognized increased wind repowering revenue. This was partially offset by a decrease in PRS and industrial fabrication product line revenues in the current year.

Heavy Fabrications segment operating income increased by $7,491 as compared to the prior year. The increase in operating performance was primarily a result of the $8,200 gain on the sale of the Manitowoc industrial fabrication operations, higher segment revenue and the corresponding increase in AMP credits recognized. These factors were partially offset by manufacturing inefficiencies associated with the production of a new, larger size wind tower model as well as inefficiencies associated with the wind down of the Manitowoc operations. Operating profit margin was 14.5% during the year ended December 31, 2025 compared to 8.6% during the year ended December 31, 2024.

Gearing Segment

The following table summarizes the Gearing segment operating results for the twelve months ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Orders	$40,324	$26,562
Revenues	27,368	35,588
Operating loss	(3,188)	(138)
Operating margin	(11.6)%	(0.4)%

Gearing segment orders for the year ended December 31, 2025 increased 52% compared to the year ended December 31, 2024 most notably in power generation which reflects significant orders from a leading OEM of natural gas turbines and increased orders from O&G customers. Revenues decreased 23% during the year ended December 31, 2025 primarily due to reduced shipments within most markets served, partially offset by increased power generation shipments.

The Gearing segment's operating results decreased by $3,050 during the year ended December 31, 2025 primarily due to lower sales and production inefficiencies associated with the lower volumes. This was partially offset by a favorable $482 property tax adjustment during the current year. Operating margin was (11.6%) for the year ended December 31, 2025 compared to (0.4%) during the year ended December 31, 2024.

Industrial Solutions Segment

The following table summarizes the Industrial Solutions segment operating results for the twelve months ended December 31, 2025 and 2024.

	Year Ended
	December 31,
	2025	2024
Orders	$48,946	$27,317
Revenues	30,252	26,056
Operating income	2,569	3,265
Operating margin	8.5%	12.5%

Industrial Solutions segment orders increased by 79% for the year ended December 31, 2025 versus the prior year primarily due to an increase in orders associated with new and aftermarket gas turbine projects as well as an increase in other markets served. Segment revenue increased 16% from the prior year primarily due to increased shipments to new gas turbine customers, partially offset by reduced shipments to aftermarket customers. The decrease in operating income during the year ended December 31, 2025 was a result of a less profitable mix of product sold and increased fixed costs to support higher production levels. The operating margin decreased from 12.5% during the year ended December 31, 2024, to 8.5% during the year ended December 31, 2025.

Corporate and Other

Corporate and Other expenses decreased by $681 during the year ended December 31, 2025 primarily due to lower employee compensation.

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

During 2025 and 2024, we also recognized revenue over time, versus point in time, when products in the Heavy Fabrications segments had no alternative use to us and we had an enforceable right to payment, including profit, upon termination of the contract by the customer. Since the projects are labor intensive, we use labor hours as the input measure of progress for the contract. Contract assets are recorded when performance obligations are satisfied but we are not yet entitled to payment. We recognize contract assets associated with this revenue which represents our rights to consideration for work completed but not billed at the end of the period.

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

Long-Lived Assets

We review property and equipment and other long-lived assets (“long-lived assets”) for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Due to triggering events identified within our segments at various times in the past, we continue to evaluate the recoverability of certain of the long-lived assets. On September 30, 2025, we identified a triggering event associated with operating losses within the Gearing segment. We relied upon an undiscounted cash flow analysis and concluded that no impairment to this asset group was indicated as of September 30, 2025. No impairment charges were recorded for the year ended December 31, 2025.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

On August 4, 2022, we entered into a credit agreement (as amended, the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), providing the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, as amended, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. As of December 31, 2025, cash totaled $456, debt and finance lease obligations totaled $14,723, and we had the ability to borrow up to $24,456 under the 2022 Credit Facility.

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

On September 12, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agents shares of our common stock, par value $0.001 per share with an aggregate sales price of up to $12,000. We will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. During the year ended December 31, 2022, we issued 100,379 shares of our common stock under the Sales Agreement and the net proceeds (before upfront costs) to us from the sale of our common stock were approximately $323 after deducting commissions paid of approximately $9 and before deducting other expenses of $93. No shares of our common stock were issued under the Sales Agreement during the years ended December 31, 2025 and 2024. As of December 31, 2025, shares of our common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

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

Other

We have outstanding notes payable for capital expenditures in the amount of $1,247 and $1,618 as of December 31, 2025 and 2024, respectively, with $396 and $371 included in the “Line of credit and current maturities of long-term debt” line item of our consolidated financial statements as of December 31, 2025 and 2024, respectively. The notes payable have monthly payments that range from $1 to $20 and a weighted average interest rate of 7%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from September 2028 to June 2029.

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Total cash provided by (used in) :
Operating activities	$(15,385)	$13,806
Investing activities	8,892	(3,459)
Financing activities	(772)	(3,725)
Net (decrease) increase in cash	$(7,265)	$6,622

Operating Cash Flows

During the year ended December 31, 2025, net cash used in operating activities was $15,385 compared to net cash provided by operating activities of $13,806 for the year ended December 31, 2024. The decrease in net cash provided by operating activities was primarily attributable to a decrease in customer deposits in the current year, versus an increase in the prior year. There was an increase in accounts receivable in the current year compared to a decrease in the prior year. Partially offsetting this was an increase in accounts payable during the current year as compared to a decrease in the prior year.

Investing Cash Flows

During the year ended December 31, 2025, net cash provided by investing activities was $8,892 compared to net cash used in investing activities of $3,459 for the year ended December 31, 2024. The increase was primarily due to the net proceeds received from the sale of the Manitowoc industrial fabrication operations.

Financing Cash Flows

During the year ended December 31, 2025, net cash used in financing activities totaled $772 compared to net cash used in financing activities of $3,725 for the year ended December 31, 2024. The decrease was primarily due to increased net borrowings under the 2022 Credit Facility to fund our increased net operating working capital level.

Contractual Obligations

We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of December 31, 2025, we have (i) debt obligations related to our Credit Facility and other notes payable as described in Note 11, “Debt and Credit Agreements” of our consolidated financial statements (ii) cash payments for operating and finance lease obligations that are described in Note 12, “Leases” of our consolidated financial statements and (iii) purchase obligations made in the normal course of business. We expect to fund these cash requirements primarily through cash generated from operations, available cash balances, our 2022 Credit Facility, sales of shares under the Sales Agreement, additional equipment financing, proceeds from sales of AMP credits, and access to the public or private debt and/or equity markets, including the option to raise additional capital from the sale of our securities under a “shelf” registration statement on Form S-3.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal year reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2025.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of the description of our Code of Ethics and Business Conduct below, the information required by this item is incorporated herein by reference from the discussion under the headings “Directors and Director Compensation,” “Corporate Governance,” and “Executive Officers” in our definitive Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”).

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

The Company has also adopted the Insider Trading Policy which governs the purchase, sale and/or other disposition of the Company’s securities by its directors, officers and employees that is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations. A copy of this policy is filed as Exhibit 19 to the Company's Annual Report on Form 10-K for the annual period ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding director and executive compensation is incorporated by reference from the discussion under the headings “Directors and Director Compensation,” “Executive Officers” and “Compensation Discussion and Analysis” in the 2026 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference from the discussion under the heading “Security Ownership of Certain Beneficial Holders and Management” in the 2026 Proxy Statement.

The following table provides information as of December 31, 2025, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Number of securities
remaining available for
	Number of securities			future issuances under
	to be issued upon		Weighted‑average	equity compensation
	exercise of		exercise price of	plans (excluding
	outstanding options,		outstanding options,	securities reflected in
Plan Category	warrants, and rights		warrants, and rights	column (a))
Equity compensation plans approved by stockholders	717,266	(1)	$2.28	454,882
Total	717,266		$2.28	454,882

(1)	Includes outstanding restricted stock awards pursuant to the 2015 EIP. This plan has been approved by our stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the discussion under the headings “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the discussion under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2026 Proxy Statement.

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

ITEM 16. FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Broadwind, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Broadwind, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Advanced Manufacturing Production Tax Credits

As described in Note 8 of the financial statements, in 2025 and 2024, the Company recognized gross Advanced Manufacturing Production tax credits (AMP Credits) totaling $13,059,000 and $9,588,000, respectively, within the Heavy Fabrications segment. These AMP Credits were introduced as part of the Inflation Reduction Act (IRA), which was enacted on August 16, 2022 and later revised by The One Big Beautiful Bill Act (OBBBA), on July 4, 2025. Eligible manufacturers of wind components qualify for the AMP Credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit applies to each component produced and sold in the U.S. beginning in 2023 through 2027. Wind towers within the Company’s Heavy Fabrications segment are eligible for credits of $0.03 per watt for each wind tower produced. In calculating the eligible credit, the Company relied on the megawatt rating provided by the customer. Manufacturers who qualify for the AMP Credits can apply to the Internal Revenue Service for cash refunds of the AMP Credits, sell the AMP Credits to third parties for cash, or apply the AMP Credits against taxable income. The Company recognized the AMP Credits as a reduction to cost of sales in the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024. The assets related to the AMP credits are recognized as current assets in the “AMP credit receivable” line item in the Company's consolidated balance sheets as of December 31, 2025 and 2024.

On December 21, 2023, the Company entered into an agreement to sell 2024 AMP Credits to a third party. During 2024, the Company recognized gross AMP credits totaling $9,588,000 and recognized a 6.5% discount on the credits totaling $623,000, which was recognized in cost of sales. The Company also incurred other miscellaneous administrative costs related to the credits in the amount of $146,000, which have been recorded as cost of sales.

On January 28, 2025, the Company entered into an agreement, pursuant to which, for each of 2025 and 2026, the Company agreed to sell to a third party up to $15,000,000 and $20,000,000, respectively, of AMP Credits. The purchaser pays for the AMP Credits on a quarterly basis for AMP Credits generated in the immediately preceding calendar quarter. The AMP Credits are sold at a purchase price of $0.935 per $1.00 of AMP Credits. During 2025, the Company recognized gross AMP credits totaling $13,059,000 and recognized a 6.5% discount on the credits totaling $849,000, which was recognized in cost of sales. The Company also incurred other miscellaneous administrative costs related to the credits in the amount of $98,000, which have been recorded as cost of sales.

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

Long-Lived Asset Impairment

As described in Note 1 of the financial statements, the Company reviews long-lived assets, at the asset group level, for impairment whenever events or circumstances indicate the carrying amount of the asset group may not be recoverable. Asset group recoverability is first assessed by comparing the asset group’s expected undiscounted future cash flows to its corresponding carrying value. If the expected undiscounted future cash flows are less than the carrying value of the asset group, the Company performs an analysis to estimate the fair value of the asset group. An impairment may be recorded when the fair value of the asset group is less than its carrying value. Estimating an asset group’s expected undiscounted future cash flows requires management to make significant qualitative and quantitative estimates and assumptions including estimates of future revenue growth rates and operating margins. As described in Note 9 of the financial statements, On September 30, 2025, the Company identified a triggering event associated with the operating losses within the Gearing segment, which required management to perform a test of recoverability of this asset group. Management determined that the Gearing asset group had undiscounted future cash flows that exceeded its estimated carrying value, consequently no impairment charge was recorded in the consolidated statement of operations for the year ended December 31, 2025, for the Gearing asset group.

We identified management’s test of the Company’s Gearing asset group for impairment as a critical audit matter due to the significant assumptions used by management in determining the expected future undiscounted cash flows of the asset group, including management’s estimates of future revenue growth rates and operating margins. Auditing management’s assumptions involved a high degree of auditor judgement and increased audit effort due to the impact these assumptions could have on the accounting conclusion.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s test of the Company’s Gearing asset group for impairment included the following, among others:

●

We evaluated the reasonableness of management’s forecasted future revenue growth rates and operating margins for the Gearing asset group by comparing management’s projections to historical results, industry expectations, and committed purchase orders from customers.

●	We tested the mathematical accuracy of the Company’s calculation of the undiscounted cash flows.

●	We tested the completeness and accuracy of the historical source data by agreeing it to the underlying support.

●	We compared projections made by management in a prior year to subsequent year results.

/s/ RSM US LLP

We have served as the Company's auditor since 2016.

Chicago, Illinois

March 11, 2026

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2025	2024

ASSETS
CURRENT ASSETS:
Cash	$456	$7,721
Accounts receivable, net	15,836	13,454
AMP credit receivable	2,564	2,533
Contract assets	900	836
Inventories	42,008	39,950
Prepaid expenses and other current assets	2,503	2,374
Total current assets	64,267	66,868
LONG-TERM ASSETS:
Property and equipment, net	39,464	45,572
Operating lease right-of-use assets	11,892	13,841
Intangible assets, net	741	1,403
Other assets	441	606
TOTAL ASSETS	$116,805	$128,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and current maturities of long-term debt	$5,036	$1,454
Current portion of finance lease obligations	2,111	2,266
Current portion of operating lease obligations	2,306	2,115
Accounts payable	17,357	16,080
Accrued liabilities	2,182	3,605
Customer deposits	2,692	18,037
Total current liabilities	31,684	43,557
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	5,094	7,742
Long-term finance lease obligations, net of current portion	2,482	3,777
Long-term operating lease obligations, net of current portion	11,252	13,799
Other	4	15
Total long-term liabilities	18,832	25,333
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 23,584,677 and 22,593,589 shares issued as of December 31, 2025, and December 31, 2024, respectively	24	23
Treasury stock, at cost, 273,937 shares as of December 31, 2025 and December 31, 2024	(1,842)	(1,842)
Additional paid-in capital	403,210	401,564
Accumulated deficit	(335,103)	(340,345)
Total stockholders’ equity	66,289	59,400
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,805	$128,290

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2025	2024
Revenues	$158,052	$143,136
Cost of sales	141,919	121,947
Gross profit	16,133	21,189
OPERATING EXPENSES (INCOME):
Selling, general and administrative	15,021	16,303
Gain on sale of Manitowoc industrial fabrication operations	(8,200)	—
Intangible amortization	661	661
Total operating expense, net	7,482	16,964
Operating income	8,651	4,225
OTHER (EXPENSE) INCOME, net:
Interest expense, net	(3,386)	(3,078)
Other, net	64	79
Total other expense, net	(3,322)	(2,999)
Net income before provision for income taxes	5,329	1,226
Provision for income taxes	87	74
NET INCOME	5,242	1,152
NET INCOME PER COMMON SHARE—BASIC:
Net income	$0.23	$0.05
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	22,873	21,896
NET INCOME PER COMMON SHARE—DILUTED:
Net income	$0.23	$0.05
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	22,980	21,975

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Issued		Issued	Additional	Accumulated
	Issued	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
BALANCE, As of December 31, 2023	21,840,301	$22	(273,937)	$(1,842)	$399,336	$(341,497)	$56,019
Stock issued for restricted stock	240,397	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	559,559	1	—	—	1,198	—	1,199
Share-based compensation	—	—	—	—	1,160	—	1,160
Shares withheld for taxes in connection with issuance of restricted stock	(46,668)	—	—	—	(130)	—	(130)
Net income	—	—	—	—	—	1,152	1,152
BALANCE, December 31, 2024	22,593,589	$23	(273,937)	$(1,842)	$401,564	$(340,345)	$59,400
Stock issued for restricted stock	547,066	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	613,412	1	—	—	1,264	—	1,265
Share-based compensation	—	—	—	—	638	—	638
Shares withheld for taxes in connection with issuance of restricted stock	(169,390)	—	—	—	(256)	—	(256)
Net income	—	—	—	—	—	5,242	5,242
BALANCE, December 31, 2025	23,584,677	$24	(273,937)	$(1,842)	$403,210	$(335,103)	$66,289

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,242	$1,152
Adjustments to reconcile net cash (used in) provided by provided by operating activities:
Depreciation and amortization expense	6,310	6,684
Deferred income taxes	(10)	—
Stock-based compensation	638	1,160
Allowance for credit losses	103	(5)
Common stock issued under defined contribution 401(k) plan	1,264	1,199
Gain on sale of assets	(8,202)	(114)
Changes in operating assets and liabilities:
Accounts receivable	(2,485)	5,782
AMP credit receivable	(31)	4,518
Contract assets	(64)	624
Inventories	(2,479)	(2,545)
Prepaid expenses and other current assets	(259)	1,126
Accounts payable	1,358	(4,392)
Accrued liabilities	(1,423)	(2,872)
Customer deposits	(15,345)	1,537
Other non-current assets and liabilities	(2)	(48)
Net cash (used in) provided by operating activities	(15,385)	13,806
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,630)	(3,618)
Net proceeds from sale of Manitowoc industrial fabrication operations	12,522	—
Net proceeds from disposals of property and equipment	—	159
Net cash provided by (used in) investing activities	8,892	(3,459)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) line of credit, net	3,901	(4,637)
Payments for deferred financing costs	—	(20)
Proceeds from long-term debt	—	4,107
Payments on long-term debt	(2,967)	(1,399)
Principal payments on finance leases	(1,450)	(1,646)
Shares withheld for taxes in connection with issuance of restricted stock	(256)	(130)
Net cash used in financing activities	(772)	(3,725)
NET (DECREASE) INCREASE IN CASH	(7,265)	6,622
CASH beginning of the period	7,721	1,099
CASH end of the period	$456	$7,721
Supplemental cash flow information:
Interest paid	$1,426	$1,555
Income taxes paid	$164	$192
Non-cash investing and financing activities:
Equipment additions via finance lease	$—	$1,376
Non-cash purchases of property and equipment	$80	$257

The accompanying notes are an integral part of these consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Broadwind, Inc. (the “Company”) is a precision manufacturer of structures, equipment and components for power generation, critical infrastructure, and other specialized applications. The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s most significant presence is within the U.S. wind energy industry, although the Company has increasingly diversified into other industrial markets. Within the U.S. wind energy industry, the Company provides products primarily to turbine manufacturers. The Company also provides precision gearing and heavy fabrications to a broad range of industrial customers for oil and gas (“O&G”), power generation, mining, steel and other industrial applications, in addition to supplying components for natural gas turbines. The Company has three reportable operating segments: Heavy Fabrications, Gearing, and Industrial Solutions.

Heavy Fabrications

The Company provides large, complex and precision fabrications to customers; historically in a broad range of industrial markets. The Company’s most significant presence is within the U.S. wind energy industry where the Company provides steel towers and repowering adapters primarily to wind turbine manufacturers. The Company streamlined its operations within this segment during the year ended December 31, 2025, selling its industrial fabrication operations in Manitowoc, Wisconsin and consolidating its remaining segment operations to the Company’s production facility in Abilene, Texas. The Abilene facility has an annual wind tower production capacity of up to approximately 220 towers (660 tower sections), sufficient to support turbines generating more than 800 MW of power (assuming a 3 MW tower).  The Company’s Heavy Fabrications operations also manufacture a proprietary mobile, modular pressure reducing system (“PRS”) for the compressed natural gas virtual pipeline market.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2025 and 2024

(in thousands, except share and per share data)

Gearing

The Company provides gearing, gearboxes and precision machined components to a broad set of customers in diverse markets including; power generation, onshore and offshore oil and gas (“O&G”) fracking and drilling, material handling, wind energy, surface and underground mining, steel, infrastructure, marine, defense, and other industrial markets. The Company provides gearbox repair services and has manufactured loose gearing, gearboxes and systems, and provided heat treat services for aftermarket and Original Equipment Manufacturers (“OEM”) applications for a century. The Company uses an integrated manufacturing process, which includes machining and finishing processes in addition to gearbox repair in Cicero, Illinois, and heat treatment and gearbox repair in Neville Island, Pennsylvania.

Industrial Solutions

The Company provides supply chain solutions, light fabrication, inventory management, kitting and assembly services, primarily serving the combined cycle natural gas turbine market. The Company supports the U.S. wind power generation market, by providing tower internals kitting solutions for on-site installations, as OEMs domesticate their supply chain due to lead time and reliability issues. The Company leverages a global supply chain to provide instrumentation & controls, valve assemblies, sensor devices, fuel system components, electrical junction boxes & wiring, and electromechanical devices. The Company also provides packaging solutions and fabricates panels and sub-assemblies to reduce customers’ costs, improve manufacturing velocity and reliability.

Liquidity

The Company meets its short term liquidity needs through cash generated from operations, its available cash balances, through its 2022 Credit Facility (as defined and further discussed in Note 11 “Debt and Credit Agreements” of these consolidated financial statements), equipment financing, access to the public and private debt and/or equity markets, and has the option to raise capital under the Company’s registration statement on Form S-3 (as discussed below), and proceeds from sales of Advanced Manufacturing Production tax credits (“AMP credits”) (discussed in Note 8 “AMP Credits” of these consolidated financial statements). The Company uses the 2022 Credit Facility to fund working capital requirements. Under the 2022 Credit Facility, borrowings are continuous and all cash receipts are usually applied to the outstanding borrowed balance. As of December 31, 2025, cash totaled $456. The Company had the ability to borrow an additional $24,456 under the 2022 Credit Facility as of December 31, 2025.

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

During the years ended December 31, 2025 and December 31, 2024, the Company sold account receivables totaling $77,426 and $56,632, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $1,909 and $1,474, respectively.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2025 and 2024

(in thousands, except share and per share data)

Debt and finance lease obligations at December 31, 2025 totaled $14,723, which includes current outstanding debt and finance lease obligations totaling $7,147. The Company's outstanding debt includes $4,982 outstanding from the senior secured term loan under the 2022 Credit Facility. The Company had $3,901 drawn on the senior secured revolving credit facility as of December 31, 2025. The Company also has outstanding notes payable for capital expenditures in the amount of $1,247 and $1,618 as of December 31, 2025 and 2024, respectively, with $396 and $371 included in the “Line of credit and current maturities of long-term debt” line item of the Company’s consolidated financial statements as of December 31, 2025 and 2024, respectively.

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

On September 12, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $12,000. The Company will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. During the year ended December 31, 2022, the Company issued 100,379 shares of the Company’s common stock under the Sales Agreement and the net proceeds (before upfront costs) to the Company from the sale of the Company’s common stock were approximately $323 after deducting commissions paid of approximately $9 and before deducting other expenses of $93. No shares of the Company’s common stock were issued under the Sales Agreement during the years ended December 31, 2025 and 2024. As of December 31, 2025, shares of the Company’s common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

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

December 31, 2025 and 2024

(in thousands, except share and per share data)

Cash

As of December 31, 2025 and December 31, 2024, cash totaled $456 and $7,721, respectively. For the years ended December 31, 2025 and 2024, interest income was $8 and $7, respectively.

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

During 2025 and 2024, the Company also recognized revenue over time, versus point in time, when products in the Heavy Fabrications segments had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contract by the customer. Since the projects are labor intensive, the Company uses labor hours as the input measure of progress for the contract. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. The Company recognizes contract assets associated with this revenue which represents its rights to consideration for work completed but not billed at the end of the period.

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

December 31, 2025 and 2024

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

Historically, the Company’s A/R is highly concentrated with a select number of customers. During the year ended December 31, 2025, the Company’s five largest customers accounted for 80% of its consolidated revenues and 59% of outstanding A/R balances, compared to the year ended December 31, 2024 when the Company’s five largest customers accounted for 73% of its consolidated revenues and 50% of its outstanding A/R balances.

The Company had an accounts receivable balance of $19,231 at December 31, 2023.

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

The Company selected a loss-rate method for the CECL model based on the relationship between historical write-offs of receivables and the underlying sales by major customers. Utilizing this model, a historical loss-rate is applied against the amortized cost of applicable assets, at the time the asset is established. The loss rate reflects the Company’s current estimate of the risk of loss (even when that risk is remote) over the expected remaining contractual life of the assets. The Company’s policy is to deduct write-offs from the allowance for credit losses account in the period in which the financial assets are deemed uncollectible. The adjustment for credit losses using this CECL model on accounts receivable and contract assets during the years ended December 31, 2025  and 2024 was not material.

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

AMP Credits

The Company accounts for government assistance that is not subject to the scope of Accounting Standards Codification 740 using a grant accounting model, by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, and recognizes such grants when it has reasonable assurance that it will comply with the grant’s conditions and that the grant will be received. The Company has not elected to early adopt the provisions of Accounting Standards Update 2025-10, which is discussed in Note 5 “Recent Accounting Pronouncements” of these consolidated financial statements. Income-based grants are initially recognized as “AMP credit receivable” and as a reduction to cost of sales. The Company recognizes grants expected to be received directly from a government entity at their stated value. When the Company expects to transfer grants to a third party, it recognizes the grants at, or adjusts their carrying value to, the amount expected to be received from the transaction. Proceeds received from income-based grants are presented as cash inflows from operating activities.

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

December 31, 2025 and 2024

(in thousands, except share and per share data)

Long-Lived Assets

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is recognized using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes, and generally using an accelerated method for income tax reporting purposes. Depreciation expense related to property and equipment for the years ended December 31, 2025 and 2024 was $5,649 and $6,023, respectively. Expenditures for additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the useful lives of the respective assets are expensed as incurred.  Property or equipment sold or disposed of is removed from the respective property accounts, with any corresponding gains and losses recorded within the operating results of the Company’s consolidated statement of operations.

The Company reviews property and equipment and other long-lived assets (“long-lived assets”) for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable at the segment level. Asset recoverability is first measured by comparing the assets’ carrying amounts to their expected future undiscounted net cash flows to determine if the assets are impaired.

In evaluating the recoverability of long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If the Company’s fair value estimates or related assumptions change in the future, the Company may be required to record impairment charges related to property and equipment and other long-lived assets. If such assets are considered to be impaired, the impairment recognized is measured based on the amount by which the carrying amount of the assets exceeds the fair value. See Note 9, “Long-Lived Assets” of these consolidated financial statements for further discussion of long-lived assets.

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

December 31, 2025 and 2024

(in thousands, except share and per share data)

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

December 31, 2025 and 2024

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

Share-Based Compensation

The Company grants restricted stock units (“RSUs”) and/or performance awards (“PSUs”) to certain officers, directors, and employees. The Company accounts for share-based compensation related to these awards based on the estimated fair value of the equity award and recognizes expense ratably over the required vesting term of the award. The expense associated with PSUs is also based on the probability of achieving embedded targets. Awards that are based on a fixed number of shares are treated as equity while awards that are based on a fixed amount of dollars are treated as liabilities. See Note 16 “Share-Based Compensation” of these consolidated financial statements for further discussion of the Company’s share-based compensation plans, the nature of share-based awards issued and the Company’s accounting for share-based compensation.

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

The following table presents the Company’s revenues disaggregated by revenue source for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Heavy Fabrications	$101,161	$82,657
Gearing	27,368	35,588
Industrial Solutions	30,252	26,056
Eliminations	(729)	(1,165)
Consolidated	$158,052	$143,136

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

December 31, 2025 and 2024

(in thousands, except share and per share data)

For substantially all tower sales within the Company’s Heavy Fabrications segment as well as certain sales within our Gearing segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition versus shipment. The Company recognizes revenue under these arrangements only when there is a substantive reason for the arrangement, the ordered goods are identified separately as belonging to the customer and not available to fill other orders, the goods are currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance. During the years ended December 31, 2025 and 2024, the Company recognized $1,272 and $1,059, respectively, of revenue within the Gearing segment under terms included in bill and hold sales arrangements.

During the years ended December 31, 2025 and 2024, the Company recognized a portion of revenue within the Heavy Fabrications segments over time, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Since the projects are labor intensive, the Company uses labor hours as the input measure of progress for the applicable contracts. Within the Heavy Fabrications segment, the Company recognized revenue for contracts that meet over time criteria of $7,474 and $5,983 for the years ended December 31, 2025 and 2024, respectively. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. Contract assets represent the Company’s rights to consideration for work completed but not billed at the end of the period. Contract assets at December 31, 2023 were $1,460.

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

3. NET INCOME PER SHARE

The following table presents a reconciliation of basic and diluted income per share for the years ended December 31, 2025 and 2024 as follows:

	For the Years Ended December 31,
	2025	2024
Basic income per share calculation:
Net income	$5,242	$1,152
Weighted average number of common shares outstanding	22,872,881	21,895,847
Basic net income per share	$0.23	$0.05
Diluted income per share calculation:
Net income	$5,242	$1,152
Weighted average number of common shares outstanding	22,872,881	21,895,847
Common stock equivalents:
Non-vested stock awards	106,810	78,782
Weighted average number of common shares outstanding	22,979,691	21,974,629
Diluted net income per share	$0.23	$0.05

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2025 and 2024

(in thousands, except share and per share data)

4. SALE OF MANITOWOC INDUSTRIAL FABRICATION OPERATIONS

On June 4, 2025, the Company (the “Seller”) entered into a definitive agreement (the “Manitowoc Purchase Agreement”) with Wisconsin Heavy Fabrication, LLC (the “Buyer”) to sell certain assets used in its industrial fabrication operations in Manitowoc, Wisconsin including specified contracts, equipment, machinery and other personal property, and permits. The sale, which was a taxable event, was completed on September 8, 2025 for a purchase price of $13,500 before the payment of transaction expenses in the form of cash and the assumption by the Buyer of certain liabilities of the Seller. During the year ended December 31, 2025, the Company recorded a gain on the sale of $8,200, which is included in the “Gain on sale of Manitowoc industrial fabrication operations” line item in the Company’s consolidated statement of operations. The Manitowoc operating results are included within the Heavy Fabrications segment and did not qualify for presentation as a discontinued operation as it was not considered a strategic shift in segment operations. The Company completed this sale in furtherance of its strategic objective to improve the Company’s manufacturing capacity utilization across its operations and reduce operating costs.

5. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. Although some of the accounting standards issued or effective in the current fiscal year may be applicable to it, the Company believes that none of the new standards have a significant impact on its consolidated financial statements.

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires additional disclosure of significant segment expenses on an annual and interim basis. This guidance will be applied retrospectively and will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. The Company adopted this guidance for the year ended December 31, 2024. Refer to Note 17 “Segment Reporting” of these consolidated financial statements for the additional disclosures applied on a retrospective basis.

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This guidance is effective for the annual periods beginning the year ended December 31, 2025. The Company adopted this guidance for the year ended December 31, 2025. Refer to Note 15 “Income Taxes” of these consolidated financial statements for the additional disclosures.

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

In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update No. 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which modifies guidance on internal-use software costs to reflect current development practices and improve operability. The standard eliminates the project stages model and replaces with a principles based recognition threshold. This guidance is effective for annual periods beginning after December 15, 2027. The Company is currently evaluating the impact that the updated guidance will have on its consolidated financial statements.

In December 2025, the Financial Accounting Standards Board issued Accounting Standards Update No. 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities,” which provides guidance on the recognition, measurement and presentation of government grants. This guidance will be effective for annual periods beginning after December 15, 2028. The Company is currently evaluating the impact that the updated guidance will have on its consolidated financial statements.

6. ALLOWANCE FOR CREDIT LOSSES

The activity in the accounts receivable allowance from operations for the years ended December 31, 2025 and 2024 consists of the following:

	For the Year Ended December 31,
	2025	2024
Balance at beginning of period	$94	$99
Credit loss expense	41	—
Write-offs	(17)	—
Other adjustments	79	(5)
Balance at end of period	$197	$94

7. INVENTORIES

The components of inventories as of December 31, 2025 and 2024 are summarized as follows:

	As of December 31,
	2025	2024
Raw materials	$24,174	$19,651
Work-in-process	8,751	9,945
Finished goods	11,367	12,517
	44,292	42,113
Less: Reserve	(2,284)	(2,163)
Net inventories	$42,008	$39,950

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2025 and 2024

(in thousands, except share and per share data)

8. AMP CREDITS

During 2025 and 2024, the Company recognized gross AMP credits totaling $13,059 and $9,588, respectively, within the Heavy Fabrications segment. These AMP credits were introduced as part of the Inflation Reduction Act (“IRA”), which was enacted on August 16, 2022. The IRA includes advanced manufacturing tax credits for manufacturers of eligible components, including wind and solar components. Manufacturers of wind components qualify for the AMP credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit applies to each component produced and sold in the U.S. beginning in 2023 through 2032. The One Big Beautiful Bill Act (the “OBBBA”), enacted on July 4, 2025, eliminates the credit for components produced and sold after 2027. Wind towers within the Company’s Heavy Fabrications segment are eligible for credits of $0.03 per watt for each wind tower produced. In calculating the eligible credit, the Company relied on the megawatt rating provided by the customer. Manufacturers who qualify for the AMP credits can apply to the Internal Revenue Service for cash refunds of the AMP credits or sell the AMP credits to third parties for cash, or apply the AMP credits against taxable income. The Company recognized the AMP credits as a reduction to cost of sales in the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024. The assets related to the AMP credits are recognized as current assets in the “AMP credit receivable” line item in the Company's consolidated balance sheets as of December 31, 2025 and 2024.

The OBBBA also introduced new restrictions on foreign supply chains and foreign owners or investors in tax-credit-supported facilities, referred to as “Prohibited Foreign Entity” or “PFE” restrictions. Taxpayers cannot claim AMP credits in taxable years beginning after enactment of the OBBBA if they are prohibited foreign entities (which are generally entities that are formed in or controlled by covered nations, including China, Russia, Iran, and North Korea, as well as entities determined to be under effective control as a result of contracts entered into with such entities). AMP credits are also disallowed in taxable years beginning after enactment of the OBBBA for eligible components that receive material assistance from a PFE.  These restrictions generally took effect on January 1, 2026, and the Treasury Department is required to issue final regulations implementing them by December 31, 2026. On February 12, 2026, the Treasury Department released interim guidance that further clarified methods for calculating material assistance and included a request for comments by March 30. The Company cannot predict with certainty what the final guidance, or any other future guidance, will provide, or how it will impact the potential impact for the Company's AMP credits claimed in 2026 and future years.

During 2025, the Company recognized gross AMP credits totaling $13,059 and recognized a 6.5% discount on the credits totaling $849, which was recognized in cost of sales. The Company also incurred other miscellaneous administrative costs related to the credits in the amount of $98, which have been recorded as cost of sales. Additionally, costs totaling $7 are included in the “Prepaid expenses and other current assets” line item of the Company’s consolidated financial statements at December 31, 2025.

During 2024, the Company recognized gross AMP credits totaling $9,588 and recognized a 6.5% discount on the credits totaling $623, which was recognized in cost of sales. The Company also incurred other miscellaneous administrative costs related to the credits in the amount of $146, which have been recorded as cost of sales.

9. LONG-LIVED ASSETS

The cost basis and estimated lives of property and equipment as of December 31, 2025 and 2024 are as follows:

	As of December 31,
	2025	2024	Life (in years)
Land	$1,423	$1,423
Buildings	21,439	22,719	39
Machinery and equipment	103,811	128,329	2 - 10
Office furniture and equipment	4,805	5,996	3 - 7
Leasehold improvements	6,697	9,110	Shorter of asset life or life of lease
Construction in progress	1,120	836
	139,295	168,413
Less accumulated depreciation and amortization	(99,831)	(122,841)
Total property and equipment	$39,464	$45,572

As of December 31, 2025, the Company had commitments of $836 related to the completion of projects within construction in progress.

On September 30, 2025, the Company identified a triggering event associated with operating losses within the Gearing segment during the nine months ended September 30, 2025. The Company relied upon an undiscounted cash flow analysis and concluded that no impairment to this asset group was indicated as of September 30, 2025. No impairment charges were recorded for the year ended December 31, 2025. During the year ended December 31, 2024, the Company did not identify any impairment triggering events within its segments. As a result, no impairment charges were recorded for the year ended December 31, 2024.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2025 and 2024

(in thousands, except share and per share data)

As of December 31, 2025 and 2024, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	December 31, 2025					December 31, 2024
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Customer relationships	15,979	(8,365)	(7,592)	22	0.1	15,979	(8,103)	(7,592)	284	1.1
Trade names	9,099	(8,380)	—	719	1.8	9,099	(7,980)	—	1,119	2.8
Intangible assets	$25,078	$(16,745)	$(7,592)	$741	1.7	$25,078	$(16,083)	$(7,592)	$1,403	2.5

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships. Estimated useful lives for intangibles assets range from 6 to 20 years. Intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life range from 0 to 2 years. Amortization expense was $661 for the years ended December 31, 2025 and 2024. As of December 31, 2025, estimated future amortization expense is as follows:

2026	$422
2027	319
Total	$741

10. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
Accrued payroll and benefits	$1,618	$2,968
Income taxes payable	69	137
Accrued professional fees	139	81
Accrued warranty liability	84	167
Self-insured workers compensation reserve	44	10
Accrued sales tax	6	6
Accrued other	222	236
Total accrued liabilities	$2,182	$3,605

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2025 and 2024

(in thousands, except share and per share data)

11. DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Line of credit	$3,901	$—
Other notes payable	1,247	1,618
Long-term debt	4,982	7,578
Total debt	10,130	9,196
Less: current maturities	(5,036)	(1,454)
Long-term debt, net of current maturities	$5,094	$7,742

As of December 31, 2025, future annual principal payments on the Company’s outstanding debt obligations were as follows:

2026	$5,036
2027	4,666
2028	382
2029	46
Total	$10,130

Credit Facilities

On August 4, 2022, the Company entered into a credit agreement (as amended, the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), which replaced its prior credit facility and provided the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, as amended, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. Net deferred financing costs related to the 2022 Credit Facility which primarily relate to the revolving credit loan, were $165 at  December 31, 2025, which is net of accumulated amortization of $355. Net deferred financing costs at December 31, 2024  were $269, which is net of accumulated amortization of $251. The deferred financing costs are straight-lined over the loan term and are included in the “Other assets” line item of the Company's consolidated financial statements at December 31, 2025 and December 31, 2024.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2025 and 2024

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

On February 4, 2026, the Company executed Amendment No. 4 to the Credit Agreement which (i) amended the period for measuring the Fixed Charge Coverage Ratio (as defined in the 2022 Credit Agreement) requirement that previously referred to each twelve month period ending January 31, 2025 through December 31, 2025 to apply instead to the each twelve month period ending January 31, 2025 through October 31, 2025, (ii) added a new period for measuring the Fixed Charge Coverage Ratio requirement for the twelve month period ending November 30, 2025, in the range of 0.75 to 1.0 (iii) amended the Fixed Charge Coverage Ratio requirement for the period from January 31, 2026 through December 31, 2026 from the range of 1.1 to 1.0 to 0.75 to 1.0, and (iv) excludes certain designated capital expenditures from the definition of Unfinanced Capital Expenditures (as defined in the 2022 Credit Agreement) which amounts are then subtracted from EBITDA in the calculation of the Fixed Charge Coverage Ratio.

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

As of December 31, 2025, there was $8,883 of outstanding indebtedness under the 2022 Credit Facility, with the ability to borrow an additional $24,456. As of December 31, 2025, the effective interest rate of the senior secured revolving credit facility was 5.77% and the effective rate of the senior secured term loan was 6.27%. As of December 31, 2024, the effective interest rate of the senior secured revolving credit facility was 6.71% and the effective rate of the senior secured term loan was 6.96%.

Prior to entering into Amendment No. 3 to Credit Agreement described above, the Company used a portion of the proceeds from the sale of its industrial fabrication operations in Manitowoc, Wisconsin, described in Note 4 “Sale of Manitowoc Industrial Fabrication Operations”, to make a mandatory repayment of $1,600 on the outstanding senior secured term loan.

Other

 The Company has outstanding notes payable for capital expenditures in the amount of $1,247 and $1,618 as of December 31, 2025 and 2024, respectively, with $396 and $371 included in the “Line of credit and current maturities of long-term debt” line item of the Company’s consolidated financial statements as of December 31, 2025 and 2024, respectively. The notes payable have monthly payments that range from $1 to $20 and a weighted average interest rate of 7%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from September 2028 to  June 2029.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2025 and 2024

(in thousands, except share and per share data)

12. LEASES

The Company leases various property and equipment under operating lease arrangements. The Company recognizes operating lease assets and liabilities on the balance sheet and discloses key information regarding leasing arrangements. The Company has elected to apply the short-term lease exception to all leases of one year or less.

 As of December 31, 2025, the right-of-use (“ROU”) asset had a balance of $11,892 which is included in the “Operating lease right-of-use assets” line item of these consolidated financial statements and current and non-current lease liabilities relating to the ROU asset of $2,306 and $11,252, respectively, and are included in the “Current portion of operating lease obligations” and “Long-term operating lease obligations, net of current portion” line items of these consolidated financial statements. As of December 31, 2024, the ROU asset had a balance of $13,841 and current and non-current lease liabilities relating to the ROU asset of $2,115 and $13,799, respectively. The discount rates used for leases accounted for under Topic 842 are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

Lease terms generally range from 3 to 15 years with renewal options for extended terms. Some of the Company’s facility leases include options to renew. The exercise of the renewal options is at the Company’s discretion. Therefore, the majority of renewals to extend the lease terms are not included in ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them. Certain leases contain rent escalation clauses that require additional rental payments in the later years of the term. Rent expense for these types of leases is recognized on a straight-line basis over the lease term. Operating rental expense for the years ended December 31, 2025 and 2024 was $3,842 and $4,210, respectively.

In addition, the Company has entered into finance lease arrangements to finance property and equipment and assumed finance lease obligations in connection with certain acquisitions. The related assets are included in the “Property and equipment, net” line item of these consolidated financial statements and the liabilities are included in the “Current portion of finance lease obligations” line item and “Long-term finance lease obligations, net of current portion” line item of these consolidated financial statements. Finance lease cost for the years ended December 31, 2025 and 2024 was $1,620 and $1,946, respectively.

Amortization expense recorded in connection with assets recorded under finance leases was $1,215 and $1,473 for the years ended December 31, 2025 and 2024, respectively.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2025 and 2024

(in thousands, except share and per share data)

Quantitative information regarding the Company’s leases is as follows:

	Year Ended December 31,
	2025	2024
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$1,215	$1,473
Interest on finance lease liabilities	405	473
Total finance lease costs	1,620	1,946
Operating lease cost components:
Operating lease cost	2,392	2,694
Short-term lease cost	773	192
Variable lease cost (1)	999	1,524
Sublease income	(322)	(200)
Total operating lease costs	3,842	4,210

Total lease cost	$5,462	$6,156

Supplemental cash flow information related to our operating leases is as follows for the twelve months ended December 31, 2025 and 2024:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$3,104	$3,359
Right-of-use assets obtained in exchange for new
operating lease liabilities	$2,474	$29

Weighted-average remaining lease term-finance leases at end of period (in years)	2.4	2.8
Weighted-average remaining lease term-operating leases at end of period (in years)	7.7	6.2
Weighted-average discount rate-finance leases at end of period	5.9%	5.3%
Weighted-average discount rate-operating leases at end of period	6.7%	8.9%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

Amortization associated with new right-of-use assets obtained in exchange for new operating lease liabilities is $13 and $4 for the years ended December 31, 2025 and 2024, respectively. During 2025, the Company executed a lease amendment that extended the term of the Gearing facility lease and reduced the amount of square footage leased. These lease provisions are effective December 1, 2026.

As of December 31, 2025, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2026	$2,325	$3,134	$5,459
2027	1,212	1,812	3,024
2028	952	2,034	2,986
2029	525	1,993	2,518
2030	—	2,029	2,029
2031 and thereafter	—	6,325	6,325
Total lease payments	5,014	17,327	22,341
Less—portion representing interest	(421)	(3,769)	(4,190)
Present value of lease obligations	4,593	13,558	18,151
Less—current portion of lease obligations	(2,111)	(2,306)	(4,417)
Long-term portion of lease obligations	$2,482	$11,252	$13,734

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2025 and 2024

(in thousands, except share and per share data)

13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is party to a variety of legal proceedings or claims that arise in the ordinary course of its business. The Company accrues for costs related to loss contingencies when such costs are probable and reasonably estimable. As of December 31, 2025, the Company is not aware of any material pending legal proceedings or threatened litigation that would have a material adverse effect individually or in the aggregate, on the Company’s results of operations, financial condition or cash flows, although no assurance can be given with respect to the ultimate outcome of pending actions. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations, financial condition or cash flows. It is possible that if one or more litigation matters were decided against the Company, the effects could be material to the Company’s results of operations in the period in which the Company would be required to record or adjust the related liability and could also be material to the Company’s financial condition and cash flows in the periods the Company would be required to pay such liability.

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

December 31, 2025 and 2024

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

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and dependent on actual losses sustained by the customer. When the damages are determined to be probable and estimable, the damages are recorded as a reduction to revenue. There was no reserve for liquidated damages at  December 31, 2025 and 2024.

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

Health Insurance Reserves

As of December 31, 2025 and 2024, the Company had $270 and $410, respectively, accrued for health insurance liabilities. The Company self-insures for its health insurance liabilities, including establishing reserves for self-retained losses. Historical loss experience combined with actuarial evaluation methods and the application of risk transfer programs are used to determine required health insurance reserves. The Company takes into account claims incurred but not reported when determining its health insurance reserves. Health insurance reserves are included in accrued liabilities. While the Company’s management believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2025 and 2024

(in thousands, except share and per share data)

Other

As of December 31, 2025, approximately 20% of the Company’s employees were covered by two collective bargaining agreements with local unions at the Company’s Cicero, Illinois and Neville Island, Pennsylvania locations. During November 2022, the Company negotiated a four-year collective bargaining agreement with the Neville Island union and it is expected to remain in effect through October 2026. On March 6, 2026, the Company agreed to a new four-year collective bargaining agreement with the union representing the workforce at our Cicero, Illinois facility replacing a previous agreement. The new four-year collective bargaining agreement is expected to remain in effect through February 2030.

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

December 31, 2025 and 2024

(in thousands, except share and per share data)

15. INCOME TAXES

The provision for income taxes for the years ended December 31, 2025 and 2024 consists of the following:

	For the Years Ended Year Ended December 31,
	2025	2024
Current provision
Federal	$—	$—
State	97	74
Total current provision	97	74
Deferred provision
Federal	(1,482)	(1,194)
State	(49)	(84)
Total deferred provision	(1,531)	(1,278)
Increase in deferred tax valuation allowance	1,521	1,278
Total provision for income taxes	$87	$74

On  August 16, 2022, Congress enacted the Inflation Reduction Act which includes AMP credits for manufacturers of eligible components, including wind and solar components produced and sold in the US from 2023 through 2032. The OBBBA, enacted on July 4, 2025, eliminates the credit for components produced and sold after 2027. These credits will have no impact on income tax expense.

The changes in the deferred tax valuation allowances in 2025 and 2024 were primarily the result of increases to the deferred tax assets pertaining to federal and state NOLs. Management believes that significant uncertainty exists surrounding the recoverability of deferred tax assets. As a result, the Company recorded a valuation allowance against the remaining deferred tax assets.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2025 and 2024

(in thousands, except share and per share data)

As disclosed in Note 5, “Recent Accounting Pronouncements”, the Company has prospectively adopted the guidance in Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The following table is a reconciliation of the Company’s effective income tax rate to the statutory income tax rate for the year ended December 31, 2025 in accordance with the guidance in Accounting Standards Update No. 2023-09:

	For the Year Ended
	December 31,
	2025
	Tax	Percent
Statutory U.S. federal income tax rate	$1,158	21.0%
State and local income taxes, net of federal effect (a)	87	1.6
Changes in valuation allowance	1,482	26.9
Nontaxable or nondeductible items
AMP credits	(2,543)	(46.2)
Other	69	1.3
Other adjustments	(166)	(3.0)
Effective income tax rate	$87	1.6%

(a) For the year ended December 31, 2025, taxes were primarily incurred in Texas and North Carolina.

The following table is a reconciliation of the Company’s effective income tax rate to the statutory income tax rate for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of Accounting Standards Update No. 2023-09:

For the Year Ended
December 31,
2024
Statutory U.S. federal income tax rate	21.0%
State and local income taxes, net of federal income tax benefit	(3.7)
Other permanent differences	5.8
Change in valuation allowance	104.3
Other	3.4
Other deferred adjustment	26.4
AMP credits	(151.2)
Effective income tax rate	6.0%

Cash paid for income taxes, net of refunds, for the year ended December 31, 2024 was $192. Cash paid for income taxes, net of refunds, for the year ended December 31, 2025 is as follows:

For the Year Ended
December 31,
2025
Tax
Federal	—

State:
Texas	$71
North Carolina	92
Other states	1
Total	$164

The tax effects of the temporary differences and NOLs that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of Year Ended December 31,
	2025	2024
Noncurrent deferred income tax assets:
Net operating loss carryforwards	$76,926	$76,361
Accrual and reserves	5,008	4,721
Leases	2,791	3,106
Other	6	6
Total noncurrent deferred tax assets	84,731	84,194
Valuation allowance	(79,315)	(77,794)
Noncurrent deferred tax assets, net of valuation allowance	5,416	6,400
Noncurrent deferred income tax liabilities:
Fixed assets	2,041	2,480
Intangible assets	171	325
Leases	3,169	3,570
Total noncurrent deferred tax liabilities	5,381	6,375
Net deferred income tax asset	$35	$25

 A reconciliation of the beginning and ending amounts of the valuation is as follows:

Valuation allowance as of December 31, 2024	$(77,794)
Gross increase for current year activity	(1,521)
Valuation allowance as of Balance at December 31, 2025	$(79,315)

As of December 31, 2025, the Company had federal and unapportioned state NOL carryforwards of approximately $298,182 of which $227,519 will begin to expire in 2027. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2025 and 2024

(in thousands, except share and per share data)

The Company accounts for the uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken, or expected to be taken, in a tax return that is required to be met before being recognized in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2025, the Company had no unrecognized tax benefits that could impact the income tax expense.

The Company files income tax returns in the U.S. federal and state jurisdictions. As of December 31, 2025, with few exceptions, the Company is no longer subject to federal or state income tax examinations by taxing authorities for years before December 31, 2019; however, taxing authorities have the ability to adjust NOL carryforwards in open tax years that may have been carried forward from closed years.   The Company’s 2008 and 2009 federal tax returns were examined in 2011 and no material adjustments were identified related to any of the Company’s tax positions. Although these periods have been audited, they continue to remain open until all NOLs generated in those tax years have either been utilized or expire.

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

In February 2013, the Company adopted a Stockholder Rights Plan, which was amended in February 2016 and approved by our stockholders (as amended, the “Rights Plan”), designed to preserve the Company’s substantial tax assets associated with NOL carryforwards under Section 382 of the IRC. On February 7, 2019, the Board of Directors (the “Board”) approved an amendment extending the Rights Plan for an additional three years, which was subsequently approved by the Company’s stockholders at the 2019 Annual Meeting of Stockholders held on April 23, 2019 (the “2019 Annual Meeting of Stockholders”). On February 3, 2022, the Board approved an amendment which included an extension of the Rights Plan for an additional three years, which was subsequently approved by the Company's stockholders at the 2022 Annual Meeting of Stockholders. On February 3, 2025, the Board approved an amendment which included an extension of the Rights Plan for an additional three years. The amendment was approved by the Company’s stockholders at the Company’s 2025 Annual Meeting of Stockholders.

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

December 31, 2025 and 2024

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

December 31, 2025 and 2024

(in thousands, except share and per share data)

The 2015 EIP reserves 4,700,000 shares of the Company’s common stock. As of December 31, 2025, under the 2015 EIP, 2,759,248 shares of common stock had been issued, pursuant to stock options, RSUs and PSUs and 717,266 shares of common stock were reserved for issuance under outstanding RSU and PSU awards.

There was no stock option activity during the years ended  December 31, 2025 and 2024 and no stock options were outstanding as of December 31, 2025 and 2024.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2025 and 2024

(in thousands, except share and per share data)

The following table summarizes information with respect to outstanding RSUs and PSUs accounted for as equity awards as of December 31, 2025 and 2024:

		Weighted Average
		Grant-Date Fair Value
	Number of Shares	Per Share
Unvested as of December 31, 2024	823,808	$2.96
Granted	621,206	$1.89
Vested	(547,066)	$2.67
Forfeited	(180,682)	$3.22
Unvested as of December 31, 2025	717,266	$2.28

RSUs and PSUs are generally subject to ratable vesting over a three-year period. Compensation expense related to these service and performance based awards is generally recognized on a straight-line basis over the vesting period. During the years ended December 31, 2025 and 2024,  the Company utilized a forfeiture rate of 25%, based on historical activity, for estimating the forfeitures of stock compensation granted.

The following table summarizes share-based compensation expense, net of taxes withheld, included in the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024 as follows:

	For the Years Ended
	December 31,
	2025	2024
Share-based compensation expense:
Cost of sales	$65	$68
Selling, general and administrative	573	1,092
Net effect of share-based compensation expense on net income	$638	$1,160
Reduction in earnings per share:
Basic earnings per share	$0.03	$0.05
Diluted earnings per share	$0.03	$0.05

(1)

Income tax benefit is not illustrated because the Company is currently in a full tax valuation allowance position and an actual income tax benefit was not realized for the years ended December 31, 2025 and 2024. The result of the income (loss) situation creates a timing difference, resulting in a deferred tax asset, which is fully reserved for in the Company’s valuation allowance.

As of December 31, 2025, the Company estimates that pre-tax compensation expense for all unvested share-based RSUs and PSUs in the amount of approximately $962 will be recognized through the year 2027. The Company expects to satisfy the future distribution of shares of restricted stock by issuing new shares of common stock.

On September 10, 2025, the Company’s Board authorized a program to repurchase up to $3,000 of the Company’s outstanding common stock. The share repurchase program does not obligate the Company to acquire any specific number of shares. The common stock may be acquired in the open market at prices subject to certain pricing guidelines determined by management. The Company has no obligation to repurchase shares and it  may discontinue purchases at any time that it determines additional purchases are not warranted. As of December 31, 2025, $3,000 remains available for repurchase and there were no stock repurchases during the years ended December 31, 2025 or 2024.

17. SEGMENT REPORTING

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

December 31, 2025 and 2024

(in thousands, except share and per share data)

The Company’s segments and their product offerings are summarized below:

Heavy Fabrications

The Company provides large, complex and precision fabrications to customers; historically in a broad range of industrial markets. The Company’s most significant presence is within the U.S. wind energy industry where the Company provides steel towers and repowering adapters primarily to wind turbine manufacturers. The Company streamlined its operations within this segment during the year ended December 31, 2025, selling its industrial fabrication operations in Manitowoc, Wisconsin and consolidating its remaining segment operations to the Company’s production facility in Abilene, Texas. The Abilene facility has an annual wind tower production capacity of up to approximately 220 towers (660 tower sections), sufficient to support turbines generating more than 800 MW of power (assuming a 3 MW tower).  The Company’s Heavy Fabrications operations also manufacture a proprietary mobile, modular pressure reducing system (“PRS”) for the compressed natural gas virtual pipeline market.

Gearing

The Company provides gearing, gearboxes and precision machined components to a broad set of customers in diverse markets including; power generation, onshore and offshore O&G fracking and drilling, material handling, wind energy, surface and underground mining, steel, infrastructure, marine, defense, and other industrial markets. The Company has manufactured loose gearing, gearboxes and systems, and provided heat treat services for aftermarket and OEM applications for a century. The Company uses an integrated manufacturing process, which includes machining and finishing processes in addition to gearbox repair in Cicero, Illinois, and heat treatment and gearbox repair in Neville Island, Pennsylvania.

Industrial Solutions

The Company provides supply chain solutions, light fabrication, inventory management, kitting and assembly services, primarily serving the combined cycle natural gas turbine market. The Company supports the U.S. wind power generation market, by providing tower internals kitting solutions for on-site installations, as OEMs domesticate their supply chain due to lead time and reliability issues. The Company leverages a global supply chain to provide instrumentation & controls, valve assemblies, sensor devices, fuel system components, electrical junction boxes & wiring, and electromechanical devices. The Company also provides packaging solutions and fabricates panels and sub-assemblies to reduce customers’ costs, improve manufacturing velocity and reliability.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2025 and 2024

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Description of Business and Summary of Significant Accounting Policies” of these consolidated financial statements. Summary financial information by reportable segment is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Year Ended December 31, 2025
Revenues from external customers	$101,161	27,302	29,589	—	—	$158,052
Intersegment revenues	—	66	663	—	(729)	—
Net revenues	101,161	27,368	30,252	—	(729)	158,052
Direct materials	59,003	6,334	17,771	—	*	83,108
Direct labor	14,844	5,638	*	—	—	20,482
Indirect labor	10,388	4,586	2,397	—	—	17,371
Variable overhead	*	3,721	2,509	—	—	6,230
AMP credits	(12,112)	—	—	—	—	(12,112)
Salaries and benefits	*	*	*	2,021	—	2,021
Share-based compensation	*	*	*	515	—	515
Depreciation and amortization	3,586	2,171	484	69	—	6,310
All other expenses (1)	10,833	8,106	4,522	2,744	(729)	25,476
Operating income (loss)	14,619	(3,188)	2,569	(5,349)	—	8,651
Capital expenditures	2,466	164	807	193	—	3,630
Total assets	33,393	40,752	20,222	44,668	(22,230)	116,805

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Year Ended December 31, 2024
Revenues from external customers	$82,657	35,588	24,891	—	—	$143,136
Intersegment revenues	—	—	1,165	—	(1,165)	—
Net revenues	82,657	35,588	26,056	—	(1,165)	143,136
Direct materials	46,398	8,797	14,867	—	*	70,062
Direct labor	11,356	5,797	*	—	—	17,153
Indirect labor	10,575	4,972	1,711	—	—	17,258
Variable overhead	*	4,397	1,861	—	—	6,258
AMP credits	(8,819)	—	—	—	—	(8,819)
Salaries and benefits	*	*	*	2,332	—	2,332
Share-based compensation	*	*	*	859	—	859
Depreciation and amortization	3,938	2,183	427	136	—	6,684
All other expenses (1)	12,081	9,580	3,925	2,703	(1,165)	27,124
Operating income (loss)	7,128	(138)	3,265	(6,030)	—	4,225
Capital expenditures	1,617	1,554	397	50	—	3,618
Total assets	43,035	41,406	14,864	48,488	(19,503)	128,290

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

(1) All other expenses for each reportable segment primarily consist of:

         Heavy Fabrications-variable overhead, salaries and benefits, and rent and utilities

         Gearing- salaries and benefits and rent and utilities

         Industrial Solutions-direct labor, salaries and benefits, and rent and utilities

         Corporate-professional expenses

The Company generates revenues entirely from transactions completed in the U.S. and its long-lived assets are all located in the U.S. All intercompany revenue is eliminated in consolidation. Transactions between reportable segments are treated consistent with the accounting policies referenced in Note 1, “Description of Business and Summary of Significant Accounting Policies” of these consolidated financial statements. During 2025, one customer accounted for more than 10% of total net revenues. The customer, reported within the Heavy Fabrications segment and Industrial Solutions segment, accounted for revenues of $100,559. During 2024, one customer accounted for more than 10% of total net revenues. The customer, reported within the Heavy Fabrications and Industrial Solutions segment, accounted for revenues of $71,607.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2025 and 2024

(in thousands, except share and per share data)

18. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plans

Retirement Savings and Profit Sharing Plans

The Company offers a 401(k) retirement savings plan to all eligible employees who may elect to contribute a portion of their salary on a pre-tax basis, subject to applicable statutory limitations. As of December 31, 2025, all employees were eligible to receive safe harbor matching contributions equal to 100% of the first 3% of the participant’s elective deferral contributions and 50% of the next 2% of the participant’s elective deferral contributions. The Company has the discretion, subject to applicable statutory requirements, to fund any matching contribution with a contribution to the plan of the Company’s common stock. The Company periodically evaluates whether to fund the matching contribution in cash or in the Company’s common stock. Under the plan, elective deferrals and basic Company matching is 100% vested at all times.

For the years ended December 31, 2025 and 2024, the Company recorded expense under these plans of approximately $1,255 and $1,251, respectively.

Deferred Compensation Plan

The Company maintains a deferred compensation plan for certain key employees and nonemployee directors, whereby certain wages earned, compensation for services rendered, and discretionary company-matching contributions may be deferred and deemed to be invested in the Company’s common stock. Changes in the fair value of the plan liability are recorded as charges or credits to compensation expense. Compensation (expense) income associated with the deferred compensation plan recorded during the years ended December 31, 2025 and 2024 was ($8) and $7. The fair value of the plan liability to the Company is included in accrued liabilities in the Company’s consolidated balance sheets. As of December 31, 2025 and 2024, the fair value of plan liability to the Company was $24 and $16, respectively.

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

4.5	Third Amendment to Section 382 Rights Agreement dated as of February 3, 2022 between the Company and Equiniti Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 3, 2022
4.6	Fourth Amendment to Section 382 Rights Agreement dated as of February 4, 2025 between the Company and Equiniti Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 6, 2025
4.7	Description of Securities (filed herewith)
10.1†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)
10.2†	Broadwind Energy, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed on March 12, 2015)
10.3†	Form of Executive Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)
10.4†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.5†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.6†	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.7†

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.8†

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

10.11†

Severance and Non-Competition Agreement, dated as of May 4, 2018, between the Company and Eric Blashford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2018)

10.12†

Form of Performance Award Agreement (Broadwind Energy, Inc. 2015 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019)

10.13†

Form of Performance Award Agreement (Amended and Restated Broadwind Energy, Inc. 2015 Equity Incentive Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019)

10.14†	Amended and Restated Broadwind Energy, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit D to the Company’s Schedule 14A filed on March 11, 2019)
10.15†	Form of Performance Award Agreement (Amended and Restated Broadwind, Inc. 2015 Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)
10.16†	First Amendment to Amended and Restated Broadwind Energy, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)
10.17	Second Amendment to Amended and Restated Broadwind, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix B to Amendment No. 1 to the Company's Schedule 14A filed April 5, 2021)
10.18	Third Amendment to Amended and Restated Broadwind, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Schedule 14A filed April 7, 2023)
10.19	Credit Agreement, dated as of August 4, 2022, by and among Broadwind, Inc., Brad Foote Gear Works, Inc., Broadwind Industrial Solutions, LLC, Broadwind Heavy Fabrications, Inc., 5100 Neville Road, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 8, 2022)

10.20	Guaranty, dated as of August 4, 2022, by Broadwind, Inc., Brad Foote Gear Works, Inc., Broadwind Industrial Solutions, LLC, Broadwind Heavy Fabrications, Inc. and 5100 Neville Road, LLC in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 8, 2022)
10.21	Severance and Non-Competition Agreement dated as of August 10, 2022, between Broadwind, Inc. and Thomas A. Ciccone (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 12, 2022)
10.22	Sales Agreement, dated September 12, 2022, by and among Broadwind, Inc., Roth Capital Partners, LLC and H.C. Wainwright & Co. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed September 12, 2022)
10.23	Amendment No. 1 to Credit Agreement and Limited Waiver, dated as of February 8, 2023, by and among Broadwind Inc., Brad Foote Gear Works, Inc., Broadwind Industrial Solutions, LLC, Broadwind Heavy Fabrications, Inc., 5100 Neville Island, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 14, 2023)
10.24	Tax Credit Transfer Agreement, dated as of December 21, 2023, by and between Broadwind Heavy Fabrications Inc. and MarketAxess Holding Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 27, 2023)
10.25	Guaranty, dated as of December 21, 2023, by and between Broadwind, Inc. and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 27, 2023)
10.26	Amendment No. 2 to Credit Agreement, dated as of December 19, 2024, by and among Broadwind, Inc., Brad Foote Gear Works, Inc., Broadwind Industrial Solutions, LLC, Broadwind Heavy Fabrications, Inc., 5100 Neville Road, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2024)
10.27	Tax Credit Transfer Agreement, dated as of January 28, 2025, by and between Broadwind Heavy Fabrications Inc. and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2025)
10.28	Guaranty, dated as of January 28, 2025, by and between Broadwind Inc. and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 30, 2025)
10.29	Asset Purchase Agreement, dated as of June 4, 2025, by and between Broadwind Heavy Fabrications, Inc. and Wisconsin Heavy Fabrication, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025)
10.30	Sublease Agreement, dated as of June 4, 2025, by and between Wisconsin Heavy Fabrication, LLC and Broadwind Heavy Fabrications, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025)
10.31	First Amendment to Asset Purchase Agreement, dated as of August 21, 2025, by and between Broadwind Heavy Fabrications, Inc. and Wisconsin Heavy Fabrication, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed September 10, 2025)
10.32	Amendment No. 3 to Credit Agreement, dated as of September 22, 2025, by and among Broadwind, Inc., Brad Foote Gear Works, Inc., Broadwind Industrial Solutions, LLC, Broadwind Heavy Fabrications, Inc., 5100 Neville Road, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2025)
10.33	Amendment No. 4 to Credit Agreement, dated as of February 4, 2026, by and among Broadwind, Inc., Brad Foote Gear Works, Inc., Broadwind Industrial Solutions, LLC, Broadwind Heavy Fabrications, Inc., 5100 Neville Road, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 5, 2026)
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2024)
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of RSM LLP (filed herewith)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
97	Broadwind, Inc. Policy on Recoupment of Incentive-Based Compensation (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)
101

The following financial information from this Form 10-K of Broadwind, Inc. for the year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) Consolidated Statements of Operations for the years ended December 31, 2025 and 2024, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensation plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the eleventh  day of March, 2026.

BROADWIND, INC.

By:	/s/ Eric B. Blashford
Eric B. Blashford President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons (including a majority of the board of directors) on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Eric B. Blashford	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 11, 2026
Eric B. Blashford

/s/ Thomas A. Ciccone	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2026
Thomas A. Ciccone

/s/ Philip J. Christman	Director	March 11, 2026
Philip J. Christman

/s/ Jeanette A. Press	Director	March 11, 2026
Jeanette A. Press

/s/ David P. Reiland	Director	March 11, 2026
David P. Reiland

/s/ Sachin M. Shivaram	Director	March 11, 2026
Sachin M. Shivaram

/s/ Cary B. Wood	Director	March 11, 2026
Cary B. Wood