Form 10-Q
period 2026-03-31
BROADWIND, INC.
filed 2026-05-12
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of May 7, 2026: 23,404,116.

BROADWIND, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025

ASSETS
CURRENT ASSETS:
Cash	$943	$456
Accounts receivable, net	15,993	15,836
AMP credit receivable	2,572	2,564
Contract assets	314	900
Inventories	42,743	42,008
Prepaid expenses and other current assets	2,025	2,503
Total current assets	64,590	64,267
LONG-TERM ASSETS:
Property and equipment, net	40,899	39,464
Operating lease right-of-use assets	11,445	11,892
Intangible assets, net	619	741
Other assets	415	441
TOTAL ASSETS	$117,968	$116,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and current maturities of long-term debt	$5,946	$5,036
Current portion of finance lease obligations	2,028	2,111
Current portion of operating lease obligations	1,823	2,306
Accounts payable	17,613	17,357
Accrued liabilities	3,831	2,182
Customer deposits	2,377	2,692
Total current liabilities	33,618	31,684
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	4,807	5,094
Long-term finance lease obligations, net of current portion	2,212	2,482
Long-term operating lease obligations, net of current portion	11,132	11,252
Other	22	4
Total long-term liabilities	18,173	18,832
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 23,678,053 and 23,584,677 shares issued as of March 31, 2026, and December 31, 2025, respectively	24	24
Treasury stock, at cost, 273,937 shares as of March 31, 2026 and December 31, 2025	(1,842)	(1,842)
Additional paid-in capital	403,593	403,210
Accumulated deficit	(335,598)	(335,103)
Total stockholders’ equity	66,177	66,289
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,968	$116,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$34,057	$36,838
Cost of sales	29,364	32,512
Gross profit	4,693	4,326
OPERATING EXPENSES:
Selling, general and administrative	4,182	3,977
Intangible amortization	122	165
Total operating expense, net	4,304	4,142
Operating income	389	184
OTHER EXPENSE, net:
Interest expense, net	(808)	(516)
Other, net	(2)	(2)
Total other expense, net	(810)	(518)
Net loss before provision for income taxes	(421)	(334)
Provision for income taxes	74	36
NET LOSS	(495)	(370)
NET LOSS PER COMMON SHARE—BASIC:
Net loss	$(0.02)	$(0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	23,338	22,361
NET LOSS PER COMMON SHARE—DILUTED:
Net loss	$(0.02)	$(0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	23,338	22,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2024	22,593,589	$23	(273,937)	$(1,842)	$401,564	$(340,345)	$59,400
Stock issued for restricted stock	268,152	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	165,189	—	—	—	286	—	286
Share-based compensation	—	—	—	—	189	—	189
Shares withheld for taxes in connection with issuance of restricted stock	(124,497)	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	—	(370)	(370)
BALANCE, March 31, 2025	22,902,433	$23	(273,937)	$(1,842)	$401,843	$(340,715)	$59,309

BALANCE, December 31, 2025	23,584,677	$24	(273,937)	$(1,842)	$403,210	$(335,103)	$66,289
Stock issued under defined contribution 401(k) retirement savings plan	93,376	—	—	—	225	—	225
Share-based compensation	—	—	—	—	158	—	158
Net loss	—	—	—	—	—	(495)	(495)
BALANCE, March 31, 2026	23,678,053	$24	(273,937)	$(1,842)	$403,593	$(335,598)	$66,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(495)	$(370)
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,479	1,702
Deferred income taxes	17	(11)
Stock-based compensation	158	189
Allowance for credit losses	(13)	(16)
Common stock issued under defined contribution 401(k) plan	225	286
Gain on sale of assets	(80)	—
Changes in operating assets and liabilities:
Accounts receivable	(144)	2,304
AMP credit receivable	(8)	(33)
Contract assets	585	(90)
Inventories	(735)	(9,566)
Prepaid expenses and other current assets	480	(394)
Accounts payable	232	6,815
Accrued liabilities	1,649	285
Customer deposits	(315)	(9,161)
Other non-current assets and liabilities	(130)	23
Net cash provided by (used in) operating activities	2,905	(8,037)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,778)	(916)
Net proceeds from disposals of property and equipment	90	—
Net cash used in investing activities	(2,688)	(916)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	924	3,356
Payments on long-term debt	(281)	(361)
Payments for deferred financing costs	(20)	—
Payments on finance leases	(353)	(363)
Shares withheld for taxes in connection with issuance of restricted stock	—	(196)
Net cash provided by financing activities	270	2,436
NET INCREASE (DECREASE) IN CASH	487	(6,517)
CASH beginning of the period	456	7,721
CASH end of the period	$943	$1,204

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

Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2026, or any other interim period, which may differ materially due to, among other things, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

The December 31, 2025 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2026 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Company Description

Through its subsidiaries, the Company is a precision manufacturer of structures, equipment and components for power generation, critical infrastructure, and other specialized applications. The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s capabilities include, but are not limited to, the following: heavy fabrications, welding, metal rolling, coatings, gear cutting and shaping, gearbox manufacturing and repair, heat treatment, precision machining, assembly, engineering and packaging solutions. The Company’s most significant presence is within the U.S. wind energy industry, which accounted for 46% and 52% of the Company’s revenue during the first three months of 2026 and 2025, respectively.

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

Debt and finance lease obligations at  March 31, 2026 totaled $14,993, which includes current outstanding debt and finance leases totaling $7,974. The Company’s outstanding debt includes $4,797 outstanding from the senior secured term loan under the 2022 Credit Facility. During the three months ended March 31, 2026, the Company borrowed on the revolving line of credit and repaid a portion of such borrowings during the period. The Company had $4,806 drawn on the revolving line of credit as of March 31, 2026. The Company’s revolving line of credit balance, if any, is included in the “Line of credit and current maturities of long-term debt” line item in the Company’s condensed consolidated balance sheet.

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

On September 12, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $12,000. The Company will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. No shares of the Company’s common stock were issued under the Sales Agreement during the year ended December 31, 2025 or during the three months ended March 31, 2026. As of March 31, 2026, shares of the Company’s common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

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

During the three months ended March 31, 2026 and 2025, the Company sold account receivables totaling $22,443 and $8,840, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $553 and $198, respectively.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Heavy Fabrications	$16,367	$25,248
Gearing	8,454	5,966
Industrial Solutions	9,236	5,647
Eliminations	-	(23)
Consolidated	$34,057	$36,838

The Company’s revenue is generally recognized at a point in time, typically when the promised goods or services are physically transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. The Company measures revenue based on the consideration specified in the purchase order and revenue is recognized when the performance obligations are satisfied. If applicable, the transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation.

For substantially all wind sales within the Company’s Heavy Fabrications segment as well as certain sales within our Gearing segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. The Company recognizes revenue under these arrangements only when there is a substantive reason for the agreement, the ordered goods are identified separately as belonging to the customer and not available to fill other orders, the goods are currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance. During the three months ended March 31, 2026 and 2025, the Company recognized $0 and $216, respectively, of revenue within the Gearing segment under terms included in bill and hold sales arrangements.

During the three months ended March 31, 2026 and 2025, the Company recognized a portion of revenue within the Heavy Fabrications segment over time, as the products had no alternative use to the Company and the Company had an enforceable right to payment, including profit, upon termination of the contracts. Because the projects are labor intensive, the Company uses labor hours as the input measure of progress for the applicable contracts. Within the Heavy Fabrications segment, the Company recognized revenue for contracts that meet over time criteria of $398 and $997 for the three months ended March 31, 2026 and 2025, respectively. Contract assets are recorded when performance obligations are satisfied but the Company is not yet entitled to payment. Contract assets represent the Company’s rights to consideration for work completed but not billed at the end of the period.

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

NOTE 3 — NET INCOME PER SHARE

The following table presents a reconciliation of basic and diluted income per share for the three months ended March 31, 2026 and 2025, as follows:

	Three Months Ended
	March 31,
	2026	2025
Basic loss per share calculation:
Net loss	$(495)	$(370)
Weighted average number of common shares outstanding	23,337,707	22,361,152
Basic net loss per share	$(0.02)	$(0.02)
Diluted loss per share calculation:
Net loss	$(495)	$(370)
Weighted average number of common shares outstanding	23,337,707	22,361,152
Common stock equivalents:
Non-vested stock awards (1)	—	—
Weighted average number of common shares outstanding	23,337,707	22,361,152
Diluted net loss per share	$(0.02)	$(0.02)

(1) Restricted stock units granted and outstanding of 717,266 and 689,732 as of March 31, 2026 and 2025, respectively are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company’s net loss for the three months ended March 31, 2026 and 2025, respectively.

NOTE 4 — SALE OF MANITOWOC INDUSTRIAL FABRICATION OPERATIONS

On June 4, 2025, the Company (the “Seller”) entered into a definitive agreement (the “Manitowoc Purchase Agreement”) with Wisconsin Heavy Fabrication, LLC (the “Buyer”) to sell certain assets used in its industrial fabrication operations in Manitowoc, Wisconsin including specified contracts, equipment, machinery and other personal property, and permits. The sale, which was a taxable event, was completed on September 8, 2025 for a purchase price of $13,500 before the payment of transaction expenses in the form of cash and the assumption by the Buyer of certain liabilities of the Seller. During the year ended December 31, 2025, the Company recorded a gain on the sale of $8,200, which is included in the “Gain on sale of Manitowoc industrial fabrication operations” line item in the Company’s consolidated statement of operations. The Manitowoc operating results are included within the Heavy Fabrications segment. The Company completed this sale in furtherance of its strategic objective to improve the Company’s manufacturing capacity utilization across its operations and reduce operating costs. See Note 17, “Subsequent Event,” of these condensed consolidated financial statements for further discussion of the sale.

NOTE 5 — INVENTORIES

The components of inventories as of March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31,	December 31,
	2026	2025
Raw materials	$24,884	$24,174
Work-in-process	9,824	8,751
Finished goods	10,125	11,367
	44,833	44,292
Less: Reserve	(2,090)	(2,284)
Net inventories	$42,743	$42,008

NOTE 6 — AMP CREDITS

During each of the three months ended March 31, 2026 and 2025, the Company recognized gross AMP credits totaling $2,772 within the Heavy Fabrications segment. These AMP credits were introduced as part of the Inflation Reduction Act (“IRA”), which was enacted on August 16, 2022. The IRA includes advanced manufacturing tax credits for manufacturers of eligible components, including wind components. Manufacturers of wind components qualify for the AMP credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit originally applied to each component produced and sold in the U.S. beginning in 2023 through 2032. The One Big Beautiful Bill Act (the “OBBBA”), enacted on July 4, 2025, eliminates the credit for components produced and sold after 2027. Wind towers within the Company’s Heavy Fabrications segment are eligible for credits of $0.03 per watt for each wind tower produced. In calculating the eligible credit, the Company relied on the megawatt rating provided by the customers. Manufacturers who qualify for the AMP credits can apply to the Internal Revenue Service for cash refunds of the AMP credits, sell the AMP credits to third parties for cash, or apply the AMP credits against taxable income. The Company recognized the AMP credits as a reduction to cost of sales in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025. The assets related to the AMP credits are recognized as current assets in the “AMP credit receivable” line item in the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

The OBBBA also introduced new restrictions on foreign supply chains and foreign owners or investors in tax-credit-supported facilities, referred to as “Prohibited Foreign Entity” or “PFE” restrictions. Taxpayers cannot claim AMP credits in taxable years beginning after enactment of the OBBBA if the taxpayers source from Prohibited Foreign Entities (which are generally entities that are formed in or controlled by covered nations, including China, Russia, Iran, and North Korea, as well as entities determined to be under effective control as a result of contracts entered into with such entities). AMP credits are also disallowed in taxable years beginning after enactment of the OBBBA for eligible components that receive material assistance from a PFE.  These restrictions generally took effect on January 1, 2026, and the Treasury Department is required to issue final regulations implementing them by December 31, 2026. On February 12, 2026, the Treasury Department released interim guidance that further clarified methods for calculating material assistance and included a request for comments by March 30, 2026. The Company cannot predict with certainty what the final guidance, or any other future guidance, will provide, or how it will impact the potential impact for the Company's AMP credits claimed in 2026 and future years.

During the three months ended March 31, 2026, the Company recognized gross AMP credits totaling $2,772 and recognized a 6.5% discount on the credits totaling $180, which was recognized in cost of sales. The Company also incurred other miscellaneous administrative costs related to the credits in the amount of $21, which have been recorded as cost of sales. Additionally, costs totaling $5 are included in the “Prepaid expenses and other current assets” line item of the Company’s condensed consolidated financial statements at March 31, 2026.

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

NOTE 7 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf Company, LLC completed in 2017. Intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life of 2 years.

As of March 31, 2026 and December 31, 2025, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	March 31, 2026					December 31, 2025
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Customer relationships	$15,979	$(8,387)	$(7,592)	$-	—	$15,979	$(8,365)	$(7,592)	$22	0.1
Trade names	9,099	(8,480)	—	619	1.5	9,099	(8,380)	—	719	1.8
Intangible assets	$25,078	$(16,867)	$(7,592)	$619	1.5	$25,078	$(16,745)	$(7,592)	$741	1.7

As of March 31, 2026, estimated future amortization expense was as follows:

2026	$300
2027	319
Total	$619

NOTE 8 — ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
Accrued payroll and benefits	$2,699	$1,618
Accrued property taxes	221	—
Income taxes payable	167	69
Accrued professional fees	233	139
Accrued warranty liability	71	84
Self-insured workers compensation reserve	31	44
Accrued sales tax	12	6
Accrued other	397	222
Total accrued liabilities	$3,831	$2,182

NOTE 9 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
Line of credit	$4,806	$3,901
Other notes payable	1,150	1,247
Long-term debt	4,797	4,982
Total debt	10,753	10,130
Less: current maturities	(5,946)	(5,036)
Long-term debt, net of current maturities	$4,807	$5,094

Credit Facility

On August 4, 2022, the Company entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), which replaced its prior credit facility and provided the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. Net deferred financing costs related to the 2022 Credit Facility which primarily relate to the revolving credit loan, were $146 at March 31, 2026, which is net of accumulated amortization of $400. Net deferred financing costs at December 31, 2025 were $165, which is net of accumulated amortization of $355. The deferred financing costs are straight-lined over the loan term and included in the “Other assets” line item of the Company’s condensed consolidated financial statements at March 31, 2026 and December 31, 2025.

On February 8, 2023, the Company executed Amendment No. 1 to Credit Agreement and Limited Waiver which waived certain covenants under the Credit Agreement, modified the Fixed Charge Coverage Ratio, and has been superseded by subsequent amendments.

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

On February 4, 2026, the Company executed Amendment No. 4 to the Credit Agreement which (i) amended the period for measuring the Fixed Charge Coverage Ratio (as defined in the 2022 Credit Agreement) requirement that previously referred to each twelve month period ending January 31, 2025 through December 31, 2025 to apply instead to the each twelve month period ending January 31, 2025 through October 31, 2025, (ii) added a new period for measuring the Fixed Charge Coverage Ratio requirement for the twelve month period ending November 30, 2025, in the range of 0.75 to 1.0 (iii) amended the Fixed Charge Coverage Ratio requirement for the period from January 31, 2026 through December 31, 2026 from the range of 1.1 to 1.0 to 0.75 to 1.0, and (iv) excludes certain designated capital expenditures from the definition of Unfinanced Capital Expenditures (as defined in the 2022 Credit Agreement) which amounts are then subtracted from EBITDA in the calculation of the Fixed Charge Coverage Ratio and (v) the Company agreed to maintain minimum excess availability under the Credit Agreement equal to or greater than 25% of the revolving loan limit under the Credit Agreement.

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

As of March 31, 2026, there was $9,603 of outstanding indebtedness under the 2022 Credit Facility, with the ability to borrow an additional $15,436, after considering the requirement to maintain minimum excess availability under the Credit Agreement equal to or greater than 25% of the revolving loan limit thereunder. As of March 31, 2026, the Company was in compliance with all financial covenants under the 2022 Credit Facility. As of March 31, 2026, the effective interest rate of the senior secured revolving credit facility was 5.63% and the senior secured term loan was 6.13%. As of December 31, 2025, the effective interest rate of the senior secured revolving credit facility was 5.77% and the effective rate of the senior secured term loan was 6.27%.

Prior to entering into Amendment No. 3 to Credit Agreement described above, the Company used a portion of the proceeds from the sale of its industrial fabrication operations in Manitowoc, Wisconsin, described in Note 4 “Sale of Manitowoc Industrial Fabrication Operations”, to make a mandatory repayment of $1,600 on the outstanding senior secured term loan. The repayment was made during September 2025.

Subsequent to the end of the quarter, on April 30, 2026, in addition to the normal required progress payments, the Company made an additional repayment of $1,420 on the outstanding senior secured term loan under the 2022 Credit Facility in conjunction with the sale of the Abilene industrial fabrication facility.  See Note 17, “Subsequent Event” of these condensed consolidated financial statements for more details about the sale of the Abilene industrial fabrication facility.

Other

 In addition, the Company had outstanding notes payable for capital expenditures in the amount of $1,150 and $1,247 as of March 31, 2026 and December 31, 2025, respectively, with $402 and $396 included in the “Line of credit and current maturities of long-term debt” line item of the Company’s condensed consolidated financial statements as of March 31, 2026 and December 31, 2025, respectively. The notes payable have monthly payments that range from $1 to $20 and an interest rate of approximately 7%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from  September 2028 to June 2029.

NOTE 10 — LEASES

The Company leases certain facilities and equipment. The leases are accounted for under Accounting Standard Update 2016-02, Leases (“Topic 842”), and the Company elected to apply each available practical expedient. The discount rates used for the leases are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

The Company has elected to apply the short-term lease exception to all leases of one year or less. During the three months ended March 31, 2026 and 2025, the Company had additional operating leases that resulted in right-of-use assets obtained in exchange for lease obligations in the amount of $0 and $1,034, respectively. During the three months ended March 31, 2026 and 2025, the Company had no additional finance leases associated with property, plant, and equipment.

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

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended March 31,
	2026	2025
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$301	$327
Interest on finance lease liabilities	82	113
Total finance lease costs	383	440
Operating lease cost components:
Operating lease cost	502	741
Short-term lease cost	70	188
Variable lease cost (1)	323	277
Sublease income	(75)	(121)
Total operating lease costs	820	1,085

Total lease cost	$1,203	$1,525

Supplemental cash flow information related to our operating leases is as follows for the three months ended March 31, 2026 and 2025:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$825	$907

Weighted-average remaining lease term-finance leases at end of period (in years)	2.3	2.9
Weighted-average remaining lease term-operating leases at end of period (in years)	7.5	5.9
Weighted-average discount rate-finance leases at end of period	5.8%	5.9%
Weighted-average discount rate-operating leases at end of period	6.7%	8.5%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of March 31, 2026, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2026	$1,909	$2,309	$4,218
2027	1,212	1,812	3,024
2028	952	2,034	2,986
2029	526	1,993	2,519
2030	—	2,029	2,029
2031 and thereafter	—	6,324	6,324
Total lease payments	4,599	16,501	21,100
Less—portion representing interest	(359)	(3,546)	(3,905)
Present value of lease obligations	4,240	12,955	17,195
Less—current portion of lease obligations	(2,028)	(1,823)	(3,851)
Long-term portion of lease obligations	$2,212	$11,132	$13,344

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

NOTE 12 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of March 31, 2026, the Company has a full valuation allowance recorded against deferred tax assets. During the three months ended March 31, 2026, the Company recorded a provision for income taxes of $74, compared to a provision for income taxes of $36 during the three months ended March 31, 2025. On  August 16, 2022, Congress enacted the IRA which includes advanced manufacturing tax credits for manufacturers of eligible components, including wind components produced and sold in the U.S. beginning in 2023 through 2032. The OBBBA, enacted on July 4, 2025, eliminates the credit for components produced and sold after 2027. These credits will have no impact on income tax expense.

The Company files income tax returns in U.S. federal and state jurisdictions. As of March 31, 2026, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2025, the Company had federal and unapportioned state net operating loss (“NOL”) carryforwards of $298,182 of which $227,519 will generally begin to expire in 2027. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

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

As of March 31, 2026, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of March 31, 2026.

NOTE 13 — SHARE-BASED COMPENSATION

There was no stock option activity during the three months ended March 31, 2026 and 2025 and no stock options were outstanding as of March 31, 2026 and 2025.

Additionally, there was no restricted stock unit and performance award activity during the three months ended March 31, 2026.

Under certain situations, shares are withheld from issuance to cover taxes for the vesting of restricted stock units and performance awards. For the three months ended March 31, 2026 and 2025, 0 and 124,497 shares, respectively, were withheld to cover tax obligations.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, as follows:

	Three Months Ended March 31,
	2026	2025
Share-based compensation expense:
Cost of sales	$11	$13
Selling, general and administrative	147	176
Net effect of share-based compensation expense on net income	$158	$189
Reduction in earnings per share:
Basic earnings per share	$0.01	$0.01
Diluted earnings per share	$0.01	$0.01

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

Gearing

The Company provides gearing, gearboxes and precision machined components to a broad set of customers in diverse markets including: power generation, onshore and offshore oil and gas fracking and drilling, material handling, wind energy, surface and underground mining, steel, infrastructure, marine, defense, and other industrial markets. The Company  has manufactured loose gearing, gearboxes and systems, and provided heat treat services for aftermarket and Original Equipment Manufacturers (“OEM”) applications for a century. The Company uses an integrated manufacturing process, which includes machining and finishing processes in addition to gearbox repair in Cicero, Illinois, and heat treatment and gearbox repair in Neville Island, Pennsylvania.

Industrial Solutions

The Company provides supply chain solutions, light fabrication, inventory management and kitting and assembly services, primarily serving the combined cycle natural gas turbine market. The Company also supports the U.S. wind repowering and solar power generation market via their manufacturing and kitting capabilities as OEMs domesticate their supply chain due to lead time and reliability issues. The Company leverages a global supply chain to provide instrumentation and controls, valve assemblies, sensor devices, fuel system components, electrical junction boxes and wiring, and electromechanical devices. The Company also provides packaging solutions and fabricates panels and sub-assemblies to reduce customers’ costs and improve manufacturing velocity and reliability.

Corporate

“Corporate” includes the assets and selling, general and administrative expenses of the Company’s corporate office. “Eliminations” comprises adjustments to reconcile segment results to consolidated results.

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Basis of Presentation” of these condensed consolidated financial statements. Summary financial information by reportable segment for the three months ended March 31, 2026 and 2025 is as follows:

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2026
Revenues from external customers	$16,367	$8,454	$9,236	$—	$—	$34,057
Intersegment revenues	—	—	—	—	—	—
Net revenues	16,367	8,454	9,236	—	—	34,057
Direct materials	9,447	2,010	4,922	—	*	16,379
Direct labor	1,916	1,569	*	—	—	3,485
Indirect labor	2,053	1,259	698	—	—	4,010
Variable overhead	*	1,017	814	—	—	1,831
AMP credits	(2,571)	—	—	—	—	(2,571)
Salaries and benefits	*	*	*	679	—	679
Share-based compensation	*	*	*	127	—	127
Depreciation and amortization	837	530	96	16	—	1,479
All other expenses (1)	3,898	2,126	1,080	1,145	—	8,249
Operating income (loss)	787	(57)	1,626	(1,967)	—	389
Capital expenditures	1,792	946	24	16	—	2,778

	Heavy Fabrications	Gearing	Industrial Solutions	Corporate	Eliminations	Consolidated
For the Three Months Ended March 31, 2025
Revenues from external customers	$25,248	$5,966	$5,624	$—	$—	$36,838
Intersegment revenues	—	—	23	—	(23)	—
Net revenues	25,248	5,966	5,647	—	(23)	36,838
Direct materials	14,622	1,440	3,329	—	*	19,391
Direct labor	3,762	1,261	*	—	—	5,023
Indirect labor	2,811	1,129	547	—	—	4,487
Variable overhead	*	875	473	—	—	1,348
AMP credits	(2,564)	—	—	—	—	(2,564)
Salaries and benefits	*	*	*	398	—	398
Share-based compensation	*	*	*	146	—	146
Depreciation and amortization	1,021	549	114	18	—	1,702
All other expenses (1)	3,355	1,604	854	933	(23)	6,723
Operating income (loss)	2,241	(892)	330	(1,495)	—	184
Capital expenditures	861	26	—	29	—	916

* Line item not deemed a significant expense for this segment (per analysis of Accounting Standards Update No. 2023-07).

(1) All other expenses for each reportable segment primarily consist of:

       Heavy Fabrications-variable overhead, salaries and benefits, and rent and utilities

       Gearing-salaries and benefits and rent

       Industrial Solutions-direct labor, salaries and benefits, and rent and utilities

       Corporate-professional expenses

	Total Assets as of
	March 31,	December 31,
Segments:	2026	2025
Heavy Fabrications	$29,124	$33,393
Gearing	42,891	40,752
Industrial Solutions	23,128	20,222
Corporate	44,345	44,668
Eliminations	(21,520)	(22,230)
	$117,968	$116,805

NOTE 17— SUBSEQUENT EVENT

Subsequent to the quarter end, on April 30, 2026, (the “Closing Date”) Broadwind Heavy Fabrications, Inc. (“BHF”), a wholly owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Freeman Enclosure Systems, LLC (the “Buyer”), a wholly-owned subsidiary of IES Holdings, Inc., pursuant to which BHF sold the real property and certain assets contained therein which comprise the Seller’s production facility located in Abilene, Texas (the “Facility”), including equipment, machinery, other personal property, specified service contracts, and permits (collectively, the “Purchased Assets”), to the Buyer for an aggregate purchase price of up to $19,500 in cash, subject to certain purchase price adjustments, (the “Transaction”).  On the Closing Date, BHF also entered into a short term lease agreement with the Buyer, pursuant to which (a) BHF leased the Facility and the Purchased Assets back from the Buyer for a nominal below-market rent for a term that is expected to end on September 5, 2026 and (b) the Buyer received an option to purchase certain excluded manufacturing equipment located in the Facility at a future date (the “Lease”).

A portion of the purchase price, $1,000 (the “Escrow Payment”), was delivered into escrow by the Buyer upon closing of the Transaction. The Escrow Payment will be held in escrow pursuant to the terms of an Escrow Agreement by and among the Seller, the Buyer and Centennial Title, LLC, as the escrow agent, and will be released to BHF when BHF vacates the Facility at the end of the Lease term, subject to certain adjustments and allocations as set forth in the Lease.

The Purchase Agreement contains customary representations, warranties and covenants of BHF and the Buyer. BHF’s representations and warranties survive until the later of the 90 day anniversary of the Closing Date or the date on which BHF turns over possession of the Facility under the Lease. The Purchase Agreement also contains customary covenants and agreements by and among the parties, as well as customary mutual indemnification obligations.

On April 30, 2026, in addition to the normal required progress payments, the Company made a repayment of $1,420 on the outstanding senior secured term loan under the 2022 Credit Agreement in conjunction with the sale of the Abilene production facility.

The Company expects the sale of the Facility along with the disposition of Manitowoc to meet discontinued operations reporting criteria in the second quarter of 2026 and the Company has determined that the sale represents a strategic shift  for the Company that will have a major effect on the Company’s operations. As such, the results of operations of the wind business within the Company’s Heavy Fabrications segment will be reclassified to discontinued operations on the condensed consolidated statements of operations and retrospectively for all periods presented beginning in the second quarter of 2026. In addition, the assets and liabilities will be presented separately on the Company’s condensed consolidated balance sheets for both current and prior periods beginning in the second quarter of 2026.

NOTE 18 — COMMITMENTS AND CONTINGENCIES

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

Allowance for Credit Losses

The Company assesses and records an allowance for credit losses using the current expected credit loss model. The adjustment for credit losses to management’s current estimate is recorded in net income as credit loss expense. All credit losses are on trade receivables and/or contract assets arising from the Company’s contracts with customers.

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for credit losses and its financial results. The activity in the accounts receivable allowance liability for the three months ended March 31, 2026 and 2025 consisted of the following:

	For the Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$197	$94
Credit loss expense	28	—
Write-offs	(41)	(16)
Balance at end of period	$184	$78

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages at  March 31, 2026 and  December 31, 2025.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in Item 1, “Financial Statements,” of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2025. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including, but not limited to, those identified in “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 2. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties. As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” refer to Broadwind, Inc., a Delaware corporation headquartered in Cicero, Illinois, and its subsidiaries, as appropriate.

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

Key Financial Measures

	Three Months Ended
	March 31,
	2026	2025
Net revenues	$34,057	$36,838
Net loss	$(495)	$(370)
Adjusted EBITDA (1)	$2,209	$2,368
Capital expenditures	$2,778	$916
Free cash flow (2)	$(1,430)	$(8,100)
Operating working capital (3)	$38,746	$28,839
Total debt	$10,753	$12,191
Total orders (4)	$37,422	$30,455
Backlog at end of period (4)	$99,099	$116,957
Book-to-bill (5)	1.1	0.8

(1)

We provide non-GAAP adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, share based compensation and other stock payments, restructuring costs, impairment charges, other non-cash gains and losses, and the gain from the sale of the Manitowoc industrial fabrication operations) as supplemental information regarding our business performance. Our management uses adjusted EBITDA when it internally evaluates the performance of our business, reviews financial trends and makes operating and strategic decisions. We believe that this non-GAAP financial measure is useful to investors because it provides a better understanding of our past financial performance and future results, and it allows investors to evaluate our performance using the same methodology and information as used by our management. Our definition of adjusted EBITDA may be different from similar non-GAAP financial measures used by other companies and/or analysts.

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

(4)

Our backlog at March 31, 2026 and 2025 is net of revenue recognized over time. Backlog has been adjusted to reflect updated assumptions related to raw material pricing (which is a customer passthrough) and other variables.

(5)	We define the book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(495)	$(370)
Interest expense	808	516
Income tax provision	74	36
Depreciation and amortization	1,479	1,702
Share-based compensation and other stock payments	343	484
Adjusted EBITDA	2,209	2,368
Changes in operating working capital	(951)	(9,552)
Capital expenditures	(2,778)	(916)
Proceeds from disposal of property and equipment	90	—
Free Cash Flow	$(1,430)	$(8,100)

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

The OBBBA also introduced new restrictions on foreign supply chains and foreign owners or investors in tax-credit-supported facilities, referred to as “Prohibited Foreign Entity” or “PFE” restrictions. Taxpayers cannot claim AMP credits in taxable years beginning after enactment of the OBBBA if the taxpayers source from Prohibited Foreign Entities (which are generally entities that are formed in or controlled by covered nations, including China, Russia, Iran, and North Korea, as well as entities determined to be under effective control as a result of contracts entered into with such entities). AMP credits are also disallowed in taxable years beginning after enactment of the OBBBA for eligible components that receive material assistance from a PFE.  These restrictions generally took effect on January 1, 2026, and the Treasury Department is required to issue final regulations implementing them by December 31, 2026. On February 12, 2026, the Treasury Department released interim guidance that further clarified methods for calculating material assistance and included a request for comments by March 30. We cannot predict with certainty what the final guidance, or any other future guidance, will provide, or how the guidance might impact our AMP credits claimed in 2026 and future years.

Subsequent to the quarter end, on April 30, 2026, Broadwind Heavy Fabrications, Inc. a wholly owned subsidiary of the Company, entered into a Purchase and Sale Agreement with Freeman Enclosure Systems, LLC, a wholly-owned subsidiary of IES Holdings, Inc., pursuant to which BHF sold the real property and certain assets contained therein which comprise our production facility located in Abilene, Texas, including equipment, machinery, other personal property, specified service contracts, and permits for an aggregate purchase price of up to $19,500 in cash, subject to certain purchase price adjustments. We expect the sale of the Facility along with the disposition of Manitowoc to meet discontinued operations reporting criteria in the second quarter of 2026 and have determined that the sale represents a strategic shift  for us that will have a major effect on our operations. As such, the results of operations of the wind business within the Heavy Fabrications segment will be reclassified to discontinued operations on our condensed consolidated statements of operations and retrospectively for all periods presented beginning in the second quarter of 2026. In addition, the assets and liabilities will be presented separately on our condensed consolidated balance sheets for both current and prior periods beginning in the second quarter of 2026.

First Quarter Overview

We received $37,422 in new orders in the first quarter, up from $30,455 in the first quarter of 2025. Gearing segment orders increased by 66% due to improved demand from most markets served, most notably in power generation which reflects significant orders from a leading Original Equipment Manufacturer (“OEM”) of natural gas turbines. Industrial Solutions orders increased by 44% compared to the prior year quarter primarily due to an increase in demand associated with new gas turbine and aftermarket gas turbine projects. Additionally, wind tower orders within the Heavy Fabrications segment increased significantly as we recognized meaningful wind tower orders again after an extended period of production against a long-term customer agreement announced in the first quarter of 2023. These increases were partially offset by lower wind repowering orders, as well as lower industrial fabrication product line orders attributable to the wind down of our operations in Manitowoc.

We recognized revenue of $34,057 in the first quarter, which was an 8% decrease compared to the first quarter of 2025. Within the Heavy Fabrications segment, revenues associated with wind repowering, the Manitowoc industrial fabrication product line and pressure reducing system (“PRS ”) units decreased in the current year period. Industrial Solutions segment revenue increased by 64% from the prior year period primarily due to increased shipments to aftermarket gas turbine customers. Gearing segment revenue increased 42% relative to the prior year period primarily due to increased shipments to power generation and mining customers.

We recorded a net loss of $495 or $0.02 per share in the first quarter of 2026, compared to a net loss of $370 or $0.02 per share in the first quarter of 2025. The increase was primarily due to lower sales and manufacturing inefficiencies experienced early in the first quarter within the Heavy Fabrications segment, partially offset by higher sales in the Gearing and Industrial Solutions segments.

RESULTS OF OPERATIONS

Three months ended March 31, 2026, Compared to Three months ended March 31, 2025

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

	Three Months Ended March 31,				2026 vs. 2025
		% of Total		% of Total
	2026	Revenue	2025	Revenue	$ Change	% Change
Revenues	$34,057	100.0%	$36,838	100.0%	$(2,781)	(7.5)%
Cost of sales	29,364	86.2%	32,512	88.3%	(3,148)	(9.7)%
Gross profit	4,693	13.8%	4,326	11.7%	367	8.5%
Operating expenses
Selling, general and administrative expenses	4,182	12.3%	3,977	10.8%	205	5.2%
Intangible amortization	122	0.4%	165	0.4%	(43)	(26.1)%
Total operating expense, net	4,304	12.6%	4,142	11.2%	162	3.9%
Operating income	389	1.1%	184	0.5%	205	111.4%
Other expense, net
Interest expense, net	(808)	(2.4)%	(516)	(1.4)%	(292)	(56.6)%
Other, net	(2)	(0.0)%	(2)	(0.0)%	—	0.0%
Total other expense, net	(810)	(2.4)%	(518)	(1.4)%	(292)	(56.4)%
Net loss before provision for income taxes	(421)	(1.2)%	(334)	(0.9)%	(87)	(26.0)%
Provision for income taxes	74	0.2%	36	0.1%	38	105.6%
Net loss	$(495)	(1.5)%	$(370)	(1.0)%	$(125)	(33.8)%

Consolidated

Revenues decreased by $2,781 as compared to the prior year period primarily due to a 35% decrease in revenue within our Heavy Fabrications segment. This decrease was largely attributable to lower industrial fabrication product line revenues reflective of the wind down of the Manitowoc, Wisconsin operations. Wind repowering and PRS revenues also decreased. Partially offsetting this decrease was a 64% increase in Industrial Solutions segment revenue primarily due to higher shipments to aftermarket gas turbine customers. Gearing segment revenue increased 42% primarily reflective of increased shipments to power generation and mining customers.

Despite the overall decrease in revenue described above, gross profit increased versus the prior year due primarily to higher sales within the Gearing and Industrial Solutions segments, partially offset by manufacturing inefficiencies experienced early in the first quarter within the Heavy Fabrications segment.

We recorded a net loss of $495 during the three months ended March 31, 2026, compared to a net loss of $370 during the three months ended March 31, 2025. This increase in net loss was primarily due to an increase in interest expense.

Heavy Fabrications Segment

	Three Months Ended
	March 31,
	2026	2025
Orders	$9,667	$12,391
Revenues	16,367	25,248
Operating income	787	2,241
Operating margin	4.8%	8.9%

Heavy Fabrications segment orders decreased 22% from the prior year period reflective of lower wind repowering and industrial fabrication product line orders as we wound down operations in Manitowoc, partially offset by an increase in wind tower orders as we recognized meaningful wind tower orders again after an extended period of production against a long-term customer agreement announced in the first quarter of 2023. Segment revenues decreased by 35% compared to the prior year period due to lower wind repowering and industrial fabrication product line revenues, as well as lower PRS unit shipments.

Heavy Fabrications segment operating income decreased by $1,454 as compared to the prior year period. The decrease in operating income was primarily a result of lower sales and manufacturing inefficiencies associated with a raw material supply issue experienced early in the first quarter.

Gearing Segment

	Three Months Ended
	March 31,
	2026	2025
Orders	$13,187	$7,960
Revenues	8,454	5,966
Operating loss	(57)	(892)
Operating margin	(0.7)%	(15.0)%

Gearing segment orders increased by 66% versus the prior year period primarily due to higher demand from customers in most markets served, most notably in power generation which reflects significant orders from a leading OEM of natural gas turbines. Gearing revenues were up 42% relative to the prior year primarily reflective of increased shipments to power generation and mining customers.

The Gearing segment’s operating loss decreased by $835 from the prior year period. This decrease was primarily attributable to higher sales in the current year period, partially offset by the absence of a favorable property tax adjustment recognized in the prior year period.

Industrial Solutions Segment

	Three Months Ended
	March 31,
	2026	2025
Orders	$14,568	$10,104
Revenues	9,236	5,647
Operating income	1,626	330
Operating margin	17.6%	5.8%

Industrial Solutions segment orders increased from the prior year period primarily due to an increase in orders associated with new and aftermarket gas turbine projects. Segment revenues increased from the prior year period primarily due to higher shipments to aftermarket gas turbine customers. Operating income increased versus the prior year period primarily as a result of higher sales and a more profitable mix of product sold.

Corporate and Other

Corporate and Other expenses increased during the three months ended March 31, 2026 compared to the prior year period primarily due to higher self-insured medical expenses.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

On August 4, 2022, we entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), providing the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. As of March 31, 2026, cash totaled $943, an increase of $487 from December 31, 2025. Debt and finance lease obligations at March 31, 2026 totaled $14,993. As of March 31, 2026, we had $9,603 outstanding under the 2022 Credit Facility and had the ability to borrow up to an additional $15,436, after considering the requirement to maintain minimum excess availability under the Credit Agreement equal to or greater than 25% of the revolving loan limit thereunder. On April 30, 2026, in addition to the normal required progress payments, we made a repayment of $1,420 on the outstanding senior secured term loan under the 2022 Credit Agreement in conjunction with the sale of the Abilene production facility.

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

We also have outstanding notes payable for capital expenditures in the amount of $1,150 and $1,618 as of March 31, 2026 and December 31, 2025, respectively, with $402 and $396 included in the “Line of Credit and current maturities of long-term debt” line item of our condensed consolidated financial statements as of March 31, 2026 and December 31, 2025, respectively. The notes payable have monthly payments that range from $1 to $20 and an interest rate of approximately 7%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from September 2028 to June 2029.

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

On September 12, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agents shares of our common stock with an aggregate sales price of up to $12,000. We will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. No shares of the Company’s common stock were issued under the Sales Agreement during the year ended December 31, 2025 or three months ended March 31, 2026. As of March 31, 2026, shares of our common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

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

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Total cash provided by (used in):
Operating activities	$2,905	$(8,037)
Investing activities	(2,688)	(916)
Financing activities	270	2,436
Net increase (decrease) in cash	$487	$(6,517)

Operating Cash Flows

During the three months ended March 31, 2026, net cash provided by operating activities totaled $2,905 compared to net cash used in operating activities of $8,037 during the prior year period. The increase in net cash provided by operating activities during the current year period was primarily attributable to the absence of a significant decrease in customer deposits and a less significant increase in inventory in the current year period. This was partially offset by a less significant increase in accounts payable in the current year period.

Investing Cash Flows

During the three months ended March 31, 2026, net cash used in investing activities totaled $2,688, compared to net cash used in investing activities of $916 during the prior year period. The increase in net cash provided by investing activities as compared to the prior year period was primarily due to a net increase in purchases of property and equipment.

Financing Cash Flows

During the three months ended March 31, 2026, net cash provided by financing activities totaled $270, compared to net cash provided by financing activities of $2,436 during the prior year period. The decrease was primarily due to decreased net borrowings under the 2022 Credit Facility in the current year period.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the three months ended March 31, 2026 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2025. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Part I, Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward looking statements. Forward-looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following: (i) the impact of our sale of the Abilene, Texas production facility and its effect on our financial results, (ii) our expectations and beliefs with respect to the Company’s financial guidance as set forth in our press releases from time to time, (iii) the impact of global health concerns on the economies and financial markets and the demand for our products; (iv) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related phase out, extension, continuation or renewal of federal tax incentives and grants, including the advanced manufacturing tax credits, and state renewable portfolio standards as well as new or continuing tariffs on steel or other products imported into the United States; (v) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (vi) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (vii) the economic and operational stability of our significant customers and suppliers, including their respective supply chains, and the ability to source alternative suppliers as necessary; (viii) our ability to continue to grow our business organically and through acquisitions; (ix) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (x) information technology failures, network disruptions, cybersecurity attacks or breaches in data security; (xi) the sufficiency of our liquidity and alternate sources of funding, if necessary; (xii) our ability to realize revenue from customer orders and backlog; (xiii) the economy and the potential impact it may have on our business, including our customers; (xiv) the state of the wind energy market and other energy and industrial markets generally, including the availability of tax credits, and the impact of competition and economic volatility in those markets; (xv) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xvi) competition from new or existing industry participants including, in particular, increased competition from foreign tower manufacturers; (xvii) the effects of the change of administrations in the U.S. federal government; (xviii) our ability to successfully integrate and operate acquired companies and to identify, negotiate and execute future acquisitions; (xix) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; (xx) the effects of proxy contests and actions of activist stockholders; (xxi) the limited trading market for our securities and the volatility of market price for our securities; (xxii) our outstanding indebtedness and its impact on our business activities (including our ability to incur additional debt in the future); and (xxiii) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements including, but not limited to, those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K under the Securities Act and as such are not required to provide information under this Item pursuant to Item 305I of Regulation S-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item is incorporated herein by reference to Note 14, “Legal Proceedings And Other Matters” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2025 continue to represent the most significant risks to the Company’s future results of operations and financial conditions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 10, 2025, our Board authorized a program to repurchase up to $3,000 of our outstanding common stock. Our share repurchase program does not obligate us to acquire any specific number of shares. The common stock may be acquired in the open market at prices subject to certain pricing guidelines determined by management. We have no obligation to repurchase shares and we may discontinue purchases at any time that we determine additional purchases are not warranted. As of March 31, 2026, $3,000 remains available for repurchase and there were no stock repurchases during the quarter ended March 31, 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND, INC.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2026

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 23, 2012)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 6, 2020)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed May 17, 2024)
3.5	Fourth Amended and Restated Bylaws of the Company, adopted as of June 26, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2023)
4.1	Fourth Amendment to Section 382 Rights Agreement dated as of February 4, 2025 between the Company and Equiniti Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 6, 2025)
10.1	Purchase and Sale Agreement, dated as of April 30, 2026, by and between Broadwind Heavy Fabrications, Inc. and Freeman Enclosure Systems, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 6, 2026)**
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer*
101

The following financial information from this Form 10-Q of Broadwind, Inc. for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Certain portions of this exhibit that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWIND, INC.

May 12, 2026	By:	/s/ Eric B. Blashford
Eric B. Blashford
President and Chief Executive Officer
(Principal Executive Officer)