Form 10-Q
period 2026-06-30
BROADWIND, INC.
filed 2026-08-11
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of August 4, 2026: 23,657,373.

BROADWIND, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,043	$457
Accounts receivable, net	16,991	11,198
Inventories	28,204	28,147
Prepaid expenses and other current assets	1,599	2,060
Current assets - discontinued operations	13,147	22,405
Total current assets	76,984	64,267
LONG-TERM ASSETS:
Property and equipment, net	20,140	18,069
Operating lease right-of-use assets	14,133	11,892
Intangible assets, net	519	741
Other assets	397	441
Long-term assets - discontinued operations	—	21,395
TOTAL ASSETS	$112,173	$116,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and current maturities of long-term debt	$781	$4,682
Current portion of finance lease obligations	1,093	1,114
Current portion of operating lease obligations	1,876	2,306
Accounts payable	11,087	7,727
Accrued liabilities	3,249	1,768
Customer deposits	1,201	1,144
Current liabilities - discontinued operations	8,990	12,943
Total current liabilities	28,277	31,684
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,522	4,331
Long-term finance lease obligations, net of current portion	1,937	2,482
Long-term operating lease obligations, net of current portion	13,629	11,252
Other	—	4
Long-term liabilities - discontinued operations	—	763
Total long-term liabilities	18,088	18,832
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 23,931,310 and 23,584,677 shares issued as of June 30, 2026, and December 31, 2025, respectively	24	24
Treasury stock, at cost, 273,937 shares as of June 30, 2026 and December 31, 2025	(1,842)	(1,842)
Additional paid-in capital	403,863	403,210
Accumulated deficit	(336,237)	(335,103)
Total stockholders’ equity	65,808	66,289
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,173	$116,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$24,303	$14,520	$42,249	$29,392
Cost of sales	20,507	13,516	35,732	26,964
Gross profit	3,796	1,004	6,517	2,428
OPERATING EXPENSES:
Selling, general and administrative	3,943	3,219	7,624	6,320
Intangible amortization	100	166	222	331
Total operating expense, net	4,043	3,385	7,846	6,651
Operating loss	(247)	(2,381)	(1,329)	(4,223)
OTHER EXPENSE, net:
Interest expense, net	(418)	(591)	(880)	(976)
Other, net	5	(8)	4	(10)
Total other expense, net	(413)	(599)	(876)	(986)
Net loss before provision for income taxes	(660)	(2,980)	(2,205)	(5,209)
Provision for income taxes	24	2	76	17
LOSS FROM CONTINUING OPERATIONS	(684)	(2,982)	(2,281)	(5,226)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	45	1,993	1,147	3,867
NET LOSS	$(639)	$(989)	$(1,134)	$(1,359)
NET (LOSS) INCOME PER COMMON SHARE—BASIC AND DILUTED:
Loss from continuing operations	$(0.03)	$(0.13)	$(0.10)	$(0.23)
Income from discontinued operations	0.00	0.09	0.05	0.17
Net loss	$(0.03)	$(0.04)	$(0.05)	$(0.06)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	23,494	22,773	23,416	22,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2024	22,593,589	$23	(273,937)	$(1,842)	$401,564	$(340,345)	$59,400
Stock issued for restricted stock	268,152	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	165,189	—	—	—	286	—	286
Share-based compensation	—	—	—	—	189	—	189
Shares withheld for taxes in connection with issuance of restricted stock	(124,497)	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	—	(370)	(370)
BALANCE, March 31, 2025	22,902,433	$23	(273,937)	$(1,842)	$401,843	$(340,715)	$59,309
Stock issued for restricted stock	278,914	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	178,947	—	—	—	336	—	336
Share-based compensation	—	—	—	—	357	—	357
Shares withheld for taxes in connection with issuance of restricted stock	(44,893)	—	—	—	(60)	—	(60)
Net income	—	—	—	—	—	(989)	(989)
BALANCE, June 30, 2025	23,315,401	$23	(273,937)	$(1,842)	$402,476	$(341,704)	$58,953

BALANCE, December 31, 2025	23,584,677	$24	(273,937)	$(1,842)	$403,210	$(335,103)	$66,289
Stock issued for restricted stock	—	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	93,376	—	—	—	225	—	225
Share-based compensation	—	—	—	—	158	—	158
Shares withheld for taxes in connection with issuance of restricted stock	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(495)	(495)
BALANCE, March 31, 2026	23,678,053	$24	(273,937)	$(1,842)	$403,593	$(335,598)	$66,177
Stock issued for restricted stock	264,819	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	40,972	—	—	—	185	—	185
Share-based compensation	—	—	—	—	294	—	294
Shares withheld for taxes in connection with issuance of restricted stock	(52,534)	—	—	—	(209)	—	(209)
Net loss	—	—	—	—	—	(639)	(639)
BALANCE, June 30, 2026	23,931,310	$24	(273,937)	$(1,842)	$403,863	$(336,237)	$65,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,134)	$(1,359)
Income from discontinued operations	1,147	3,867
Loss from continuing operations	(2,281)	(5,226)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	1,516	1,467
Deferred income taxes	21	(9)
Stock-based compensation	452	546
Allowance for credit losses	(13)	(16)
Common stock issued under defined contribution 401(k) plan	410	622
Gain on sale of assets	(80)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(5,780)	(345)
Inventories	(57)	(1,558)
Prepaid expenses and other current assets	514	464
Accounts payable	3,168	1,867
Accrued liabilities	1,481	(44)
Customer deposits	57	(1,288)
Other non-current assets and liabilities	(279)	5
Net cash used in operating activities	(871)	(3,516)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,232)	(431)
Net proceeds from disposals of property and equipment	90	1
Net cash used in investing activities	(3,142)	(430)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments on) proceeds from line of credit, net	(3,881)	17,634
Payments on long-term debt	(1,809)	(561)
Payments for deferred financing costs	(20)	—
Payments on finance leases	(566)	(544)
Shares withheld for taxes in connection with issuance of restricted stock	(209)	(256)
Net cash (used in) provided by financing activities	(6,485)	16,273
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating cash flows	9,223	(16,982)
Net cash provided by (used in) investing cash flows	17,015	(1,685)
Net cash provided by (used in) financing cash flows	846	(343)
Net cash provided by (used in) discontinued operations (1)	27,084	(19,010)
Add: Cash balance of discontinued operations, beginning of period	—	(2)
Less: Cash balance of discontinued operations, end of period	—	(342)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,586	(6,343)
CASH AND CASH EQUIVALENTS beginning of the period	457	7,722
CASH AND CASH EQUIVALENTS end of the period	$17,043	$1,379

(1) Does not include intercompany financing of $4 and $441 for the six months ended June 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars are presented in thousands, except share, per share and per employee data or unless otherwise stated)

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements presented herein include the accounts of Broadwind, Inc. (the “Company”) and its wholly-owned subsidiaries Broadwind Heavy Fabrications, Inc. (“Broadwind Heavy Fabrications”), Brad Foote Gear Works, Inc. (“Brad Foote”) and Broadwind Industrial Solutions, LLC (“Broadwind Industrial Solutions”). All intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included.

Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2026, or any other interim period, which may differ materially due to, among other things, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

The December 31, 2025 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

In conjunction with the Abilene sale transaction (as described in Note 4, “Discontinued Operations”), the results of operations of the wind and industrial fabrication operations, including operations historically in Manitowoc, Wisconsin, are now reported as a discontinued operation and the Company has revised its segment presentation to include two reportable operating segments: Gearing and Industrial Solutions. The Company’s discontinued operations exclude the results of pressure reducing system (“PRS”) operations. All current and prior period financial results have been revised to reflect these changes. See Note 17, “Segment Reporting” of these condensed consolidated financial statements for further discussion of reportable segments.

There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2026 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Company Description

Through its subsidiaries, the Company is a precision manufacturer of structures, equipment and components for power generation, critical infrastructure, and other specialized applications. The Company provides technologically advanced high value products to customers with complex systems and stringent quality standards that operate in energy, mining and infrastructure sectors, primarily in the United States of America (the “U.S.”). The Company’s capabilities include, but are not limited to, the following: welding, coatings, gear cutting and shaping, gearbox manufacturing and repair, heat treatment, precision machining, assembly, engineering and packaging solutions.

Liquidity

The Company typically meets its short term liquidity needs through cash generated from operations, its available cash balances, the 2022 Credit Facility (as defined below), equipment financing, access to the public and private debt and/or equity markets, and has the option to raise capital from the sale of the Company’s securities under the Company’s registration statement on Form S-3 (as discussed below), and proceeds from any sales of Advanced Manufacturing Production tax credits (“AMP credits”) (discussed in Note 7 “AMP Credits” of these condensed consolidated financial statements).

See Note 10, “Debt and Credit Agreements,” of these condensed consolidated financial statements for a description of the 2022 Credit Facility and the Company’s other debt.

Debt and finance lease obligations at  June 30, 2026 totaled $6,333, which includes current outstanding debt and finance leases totaling $1,874. The Company’s outstanding debt includes $3,194 outstanding from the senior secured term loan under the 2022 Credit Facility. During the six months ended June 30, 2026, the Company borrowed on the revolving line of credit and repaid a portion of such borrowings during the period. The Company had no amounts drawn on the revolving line of credit as of June 30, 2026. The Company’s revolving line of credit balance, if any, is included in the “Line of credit and current maturities of long-term debt” line item in the Company’s condensed consolidated balance sheet.

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

On September 12, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $12,000. The Company will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. No shares of the Company’s common stock were issued under the Sales Agreement during the year ended December 31, 2025 or during the six months ended June 30, 2026. As of June 30, 2026, shares of the Company’s common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

The Company also utilizes supply chain financing arrangements as a component of its funding for working capital, which accelerates receivable collections and helps to better manage cash flow. Under these agreements, the Company has agreed to sell certain of its accounts receivable balances to banking institutions who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements. The balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Cash proceeds from these agreements are reflected as operating activities included in the Company’s consolidated statements of cash flows. Fees incurred in connection with the agreements are recorded as interest expense by the Company.

During the three and six months ended June 30, 2026, the Company sold account receivables totaling $9,207 and $16,366, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $207 and $363, respectively. During the three and six months ended June 30, 2025, the Company sold account receivables totaling $5,727 and $9,757, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $138 and $238, respectively.

The Company anticipates that current cash resources, amounts available under the 2022 Credit Facility, sales of shares under the Sales Agreement, cash to be generated from operations and equipment financing, access to the public and private debt and/or equity markets, and proceeds from sales of AMP credits will be adequate to meet the Company’s liquidity needs for at least the next twelve months.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gearing	$9,045	$7,284	$17,499	$13,251
Industrial Solutions	13,172	7,363	22,408	13,010
Corporate and Other	2,086	274	2,342	3,555
Eliminations	-	(401)	-	(424)
Consolidated	$24,303	$14,520	$42,249	$29,392

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

For substantially all wind sales as well as certain sales within our Gearing segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. The Company recognizes revenue under these arrangements only when there is a substantive reason for the agreement, the ordered goods are identified separately as belonging to the customer and not available to fill other orders, the goods are currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance. During the three and six months ended June 30, 2026, the Company did not recognize any revenue within the Gearing segment under terms included in bill and hold sales arrangements. During the three and six months ended June 30, 2025, the Company recognized $221 and $436, respectively, of revenue within the Gearing segment under terms included in bill and hold sales arrangements.

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

NOTE 3 — NET INCOME PER SHARE

The following table presents a reconciliation of basic and diluted income per share for the three and six months ended June 30, 2026 and 2025, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Basic and diluted net loss per share calculation:
Net loss	$(639)	$(989)	$(1,134)	$(1,359)
Weighted average number of common shares outstanding	23,494,159	22,773,271	23,416,365	22,568,350
Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.05)	$(0.06)

(1) Restricted stock units granted and outstanding of 627,119 as of June 30, 2026 are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company’s net loss for the three and six months ended June 30, 2026.  Restricted stock units granted and outstanding of 897,948 as of June 30, 2025 are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company’s net loss for the three and six months ended June 30, 2025.

NOTE 4 — DISCONTINUED OPERATIONS

On April 30, 2026, (the “Closing Date”) Broadwind Heavy Fabrications, Inc. (“BHF”), a wholly owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Freeman Enclosure Systems, LLC (the “Buyer”), a wholly-owned subsidiary of IES Holdings, Inc., pursuant to which BHF sold the real property and certain assets contained therein which comprise the Company’s production facility located in Abilene, Texas (the “Facility”), including equipment, machinery, other personal property, specified service contracts, and permits (collectively, the “Purchased Assets”), to the Buyer for an aggregate purchase price of up to $19,500 in cash, subject to certain purchase price adjustments, (the “Transaction”). The Company received net cash proceeds of $17,154 on the sale of the Transaction. On the Closing Date, BHF also entered into a short term lease agreement with the Buyer, pursuant to which (a) BHF leased the Facility and the Purchased Assets back from the Buyer (the “Lease”) for a nominal below-market rent for a term that is expected to end on September 5, 2026 and (b) the Buyer received an option to purchase certain excluded manufacturing equipment located in the Facility at a future date. The Lease was entered into for the limited purpose of completing existing customer contracts, fulfilling remaining wind tower manufacturing obligations, and facilitating an orderly wind-down and transition of the wind fabrication operations. Cash inflows and outflows associated with this continuing involvement consist primarily of operating cash flows generated from completing remaining wind tower contracts, employee-related costs, inventory liquidation activities, and other transition-related expenditures incurred through the termination of the leaseback period. Net cash inflows associated with this continuing involvement total $3,116 for the period from May 1, 2026 through June 30, 2026. The Company recorded a prepaid asset related to the below-market rent as of April 30, 2026. The asset is being amortized over the remaining lease term and is included in the “Current assets-discontinued operations” line item of the Company’s condensed consolidated balance sheets as of June 30, 2026. The sale of the Abilene facility resulted in a loss of $224 for the three and six months ended June 30, 2026 and is included in the “Income from discontinued operations, net of tax” line item in the Company’s condensed consolidated statement of operations. The second quarter results also include a $1,106 charge associated with a contract dispute related to the Company’s former Heavy Fabrications segment. This charge is included in the “Income from discontinued operations, net of tax” line item in the Company’s condensed consolidated statement of operations.

The Abilene sale transaction represented the Company’s exit from the wind and industrial fabrications business and the Company determined this was a strategic shift that will have a major effect on the Company’s operations and as a result, certain impacted operations qualified for discontinued operations treatment in the second quarter of 2026. As a result of this analysis, the results of operations of the wind and industrial fabrication operations, including operations historically in Manitowoc, Wisconsin, have been reclassified to discontinued operations on the condensed consolidated statements of operations and retrospectively for all periods presented beginning in the second quarter of 2026. In addition, the discontinued assets and liabilities are presented separately on the Company’s condensed consolidated balance sheets for both current and prior periods beginning in the second quarter of 2026. The Company’s discontinued operations exclude the results of PRS operations.

Results of Discontinued Operations

Results of discontinued operations in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$18,507	$24,715	$34,619	$46,681
Cost of sales	15,680	21,744	29,819	40,808
Selling, general, and administrative	2,023	755	2,524	1,631
Loss on sale	224	-	224	-
Interest expense, net	464	192	811	323
Other income and expense items	71	31	94	52
Income from discontinued operations, net of tax	$45	$1,993	$1,147	$3,867

Assets and Liabilities Related to Discontinued Operations

Assets and liabilities related to discontinued operations in the Company’s consolidated balance sheets as of June 30, 2026 and December 31, 2025 includes the following:

	June 30,	December 31,
	2026	2025
Assets:
Accounts receivable, net	$2,626	$4,638
AMP credit receivable	2,765	2,564
Contract assets	206	900
Inventories	6,347	13,862
Prepaid expenses and other current assets	567	441
Property and equipment, net	636	21,395
Total assets - discontinued operations	$13,147	$43,800

Liabilities:
Current maturities of long-term debt	$-	$354
Current portion of finance lease obligations	1,865	997
Accounts payable	5,837	9,631
Accrued liabilities	1,134	413
Customer deposits	154	1,548
Long-term debt, net of current maturities	-	763
Total liabilities - discontinued operations	$8,990	$13,706

NOTE 5 — CASH AND CASH EQUIVALENTS

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded as interest income which is netted against interest expense in the Company’s condensed consolidated statements of operations. The components of cash and cash equivalents as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30,	December 31,
	2026	2025
Cash and cash equivalents:
Cash	$4,006	$457
Money market funds	13,037	—
Total cash and cash equivalents	$17,043	$457

NOTE 6 — INVENTORIES

The components of inventories as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30,	December 31,
	2026	2025
Raw materials	$14,562	$12,924
Work-in-process	5,545	5,885
Finished goods	9,236	11,361
	29,343	30,170
Less: Reserve	(1,139)	(2,023)
Net inventories	$28,204	$28,147

NOTE 7 — AMP CREDITS

During the three and six months ended June 30, 2026, the Company recognized gross AMP credits totaling $3,000 and $5,772, respectively, within the “Income from discontinued operations, net of tax” line item in the Company’s condensed consolidated statements of operations. During the three and six months ended June 30, 2025, the Company recognized gross AMP credits totaling $3,132 and $5,904, respectively, within the “Income from discontinued operations, net of tax” line item in the Company’s condensed consolidated statements of operations. These AMP credits were introduced as part of the Inflation Reduction Act (“IRA”), which was enacted on August 16, 2022. The IRA includes advanced manufacturing tax credits for manufacturers of eligible components, including wind components. Manufacturers of wind components qualify for the AMP credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit originally applied to each component produced and sold in the U.S. beginning in 2023 through 2032. The One Big Beautiful Bill Act (the “OBBBA”), enacted on July 4, 2025, eliminates the credit for components produced and sold after 2027. Wind towers are eligible for credits of $0.03 per watt for each wind tower produced. In calculating the eligible credit, the Company relied on the megawatt rating provided by the customers. Manufacturers who qualify for the AMP credits can apply to the Internal Revenue Service for cash refunds of the AMP credits, sell the AMP credits to third parties for cash, or apply the AMP credits against taxable income. The Company recognized the AMP credits within income from discontinued operations in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025. The assets related to the AMP credits are recognized as current assets in the “Current assets-discontinued operations” line item in the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

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

During the six months ended June 30, 2026, the Company recognized gross AMP credits totaling $5,772 and recognized a 6.5% discount on the credits totaling $375, which was recognized within income from discontinued operations. The Company also incurred other miscellaneous administrative costs related to the credits in the amount of $44, which have been recorded within income from discontinued operations. Additionally, costs totaling $3 are included in the “Current assets-discontinued operations” line item of the Company’s condensed consolidated financial statements at June 30, 2026.

During the six months ended June 30, 2025, the Company recognized gross AMP credits totaling $5,904 and recognized a 6.5% discount on the credits totaling $384, which was recognized within income from discontinued operations. The Company also incurred other miscellaneous administrative costs related to the credits in the amount of $52, which have been recorded within income from discontinued operations. Additionally, costs totaling $10 are included in the “Current assets-discontinued operations” line item of the Company’s condensed consolidated financial statements at June 30, 2025.

NOTE 8 — INTANGIBLE ASSETS

Intangible assets represent the fair value assigned to definite-lived assets such as trade names and customer relationships as part of the Company’s acquisition of Brad Foote completed in 2007 as well as the noncompetition agreements, trade names and customer relationships that were part of the Company’s acquisition of Red Wolf Company, LLC completed in 2017. Intangible assets are amortized on a straight-line basis over their estimated useful lives, with a remaining life of 1 year.

As of June 30, 2026 and December 31, 2025, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	June 30, 2026					December 31, 2025
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Customer relationships	$15,979	$(8,387)	$(7,592)	$-	—	$15,979	$(8,365)	$(7,592)	$22	0.1
Trade names	9,099	(8,580)	—	519	1.3	9,099	(8,380)	—	719	1.8
Intangible assets	$25,078	$(16,967)	$(7,592)	$519	1.3	$25,078	$(16,745)	$(7,592)	$741	1.7

As of June 30, 2026, estimated future amortization expense was as follows:

2026	$300
2027	219
Total	$519

NOTE 9 — ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
Accrued payroll and benefits	$2,297	$1,234
Accrued property taxes	96	—
Income taxes payable	125	69
Accrued professional fees	403	139
Accrued warranty liability	40	55
Self-insured workers compensation reserve	31	44
Accrued sales tax	12	6
Accrued other	245	221
Total accrued liabilities	$3,249	$1,768

NOTE 10 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
Line of credit	$—	$3,901
Other notes payable	109	130
Long-term debt	3,194	4,982
Total debt	3,303	9,013
Less: current maturities	(781)	(4,682)
Long-term debt, net of current maturities	$2,522	$4,331

Credit Facility

On August 4, 2022, the Company entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), which replaced its prior credit facility and provided the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. Net deferred financing costs related to the 2022 Credit Facility which primarily relate to the revolving credit loan, were $118 at June 30, 2026, which is net of accumulated amortization of $428. Net deferred financing costs at December 31, 2025 were $165, which is net of accumulated amortization of $355. The deferred financing costs are straight-lined over the loan term and included in the “Other assets” line item of the Company’s condensed consolidated financial statements at June 30, 2026 and December 31, 2025.

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

As of June 30, 2026, there was $3,194 of outstanding indebtedness under the 2022 Credit Facility, with the ability to borrow an additional $23,014, or $14,264 after considering the requirement to maintain minimum excess availability under the Credit Agreement equal to or greater than 25% of the revolving loan limit thereunder. As of June 30, 2026, the Company was in compliance with all financial covenants under the 2022 Credit Facility. As of June 30, 2026, the effective interest rate of the senior secured revolving credit facility was 5.87% and the senior secured term loan was 6.12%. As of December 31, 2025, the effective interest rate of the senior secured revolving credit facility was 5.77% and the effective rate of the senior secured term loan was 6.27%.

Prior to entering into Amendment No. 3 to Credit Agreement described above, the Company used a portion of the proceeds from the sale of assets used in its industrial fabrication operations in Manitowoc, Wisconsin to make a mandatory repayment of $1,600 on the outstanding senior secured term loan. The repayment was made during September 2025. Additionally, on April 30, 2026, in addition to the normal required progress payments, the Company made a repayment of $1,420 on the outstanding senior secured term loan under the 2022 Credit Agreement in conjunction with the sale of the Abilene production facility as described in Note 4  “Discontinued Operations” of these condensed consolidated financial statements.

Other

 In addition, the Company had outstanding notes payable for capital expenditures in the amount of $109 and $130 as of June 30, 2026 and December 31, 2025, respectively, with $43 and $42 included in the “Line of credit and current maturities of long-term debt” line item of the Company’s condensed consolidated financial statements as of June 30, 2026 and December 31, 2025, respectively. The notes payable have monthly payments that range from $1 to $3 and an interest rate of approximately 6%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from  September 2028 to June 2029.

NOTE 11 — LEASES

The Company leases certain facilities and equipment. The leases are accounted for under Accounting Standard Update 2016-02, Leases (“Topic 842”), and the Company elected to apply each available practical expedient. The discount rates used for the leases are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

The Company has elected to apply the short-term lease exception to all leases of one year or less. During the six months ended June 30, 2026 and 2025, the Company had additional operating leases that resulted in right-of-use assets obtained in exchange for lease obligations in the amount of $3,405 and $0, respectively. During the six months ended June 30, 2026 and 2025, the Company had no additional finance leases associated with property, plant, and equipment.

Some of the Company’s facility leases include options to renew. The exercise of the renewal options is typically at the Company’s discretion. The Company regularly evaluates the renewal options and includes them in the lease term when the Company is reasonably certain to exercise them.

During 2026, the Company executed a lease amendment that extended the term of the Industrial Solutions facility lease and increased the amount of square footage leased. These lease provisions were effective June 1, 2026. During 2025, the Company executed a lease amendment that extended the term of the Gearing facility lease and reduced the amount of square footage leased. These lease provisions are effective December 1, 2026.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$176	$181	$352	$368
Interest on finance lease liabilities	55	75	115	154
Total finance lease costs	231	256	467	522
Operating lease cost components:
Operating lease cost	531	495	1,033	989
Short-term lease cost	18	23	36	23
Variable lease cost (1)	300	78	623	337
Sublease income	(52)	(51)	(104)	(101)
Total operating lease costs	797	545	1,588	1,248

Total lease cost	$1,028	$801	$2,055	$1,770

Supplemental cash flow information related to our operating leases is as follows for the six months ended June 30, 2026 and 2025:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases			$1,671	$1,322

Weighted-average remaining lease term-finance leases at end of period (in years)			2.3	3.6
Weighted-average remaining lease term-operating leases at end of period (in years)			6.9	6.1
Weighted-average discount rate-finance leases at end of period			5.7%	6.7%
Weighted-average discount rate-operating leases at end of period			6.6%	9.1%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of June 30, 2026, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2026	$642	$1,664	$2,306
2027	1,212	2,573	3,785
2028	952	2,832	3,784
2029	526	2,715	3,241
2030	—	2,657	2,657
2031 and thereafter	—	7,003	7,003
Total lease payments	3,332	19,444	22,776
Less—portion representing interest	(302)	(3,939)	(4,241)
Present value of lease obligations	3,030	15,505	18,535
Less—current portion of lease obligations	(1,093)	(1,876)	(2,969)
Long-term portion of lease obligations	$1,937	$13,629	$15,566

NOTE 12 — FAIR VALUE MEASUREMENTS

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

NOTE 13 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of June 30, 2026, the Company has a full valuation allowance recorded against deferred tax assets. During the six months ended June 30, 2026, the Company recorded a provision for income taxes of $76, compared to a provision for income taxes of $17 during the six months ended June 30, 2025. On  August 16, 2022, Congress enacted the IRA which includes advanced manufacturing tax credits for manufacturers of eligible components, including wind components produced and sold in the U.S. beginning in 2023 through 2032. The OBBBA, enacted on July 4, 2025, eliminates the credit for components produced and sold after 2027. These credits will have no impact on income tax expense.

The Company files income tax returns in U.S. federal and state jurisdictions. As of June 30, 2026, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2025, the Company had federal and unapportioned state net operating loss (“NOL”) carryforwards of $298,182 of which $227,519 will generally begin to expire in 2027. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

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

As of June 30, 2026, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of June 30, 2026.

NOTE 14 — SHARE-BASED COMPENSATION

The following table summarizes the Company’s restricted stock unit and performance award activity during the six months ended June 30, 2026:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2025	717,266	$2.28
Granted	174,672	$3.68
Vested	(264,819)	$2.37
Unvested as of June 30, 2026	627,119	$2.63

Under certain situations, shares are withheld from issuance to cover taxes for the vesting of restricted stock units and performance awards. For the six months ended June 30, 2026 and 2025, 52,534 and 169,390 shares, respectively, were withheld to cover tax obligations.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations, including amounts attributable to discontinued operations, for the six months ended June 30, 2026 and 2025. Share-based compensation included in discontinued operations total $150 and $308 for the six months ended June 30, 2026 and 2025, respectively.

	Six Months Ended June 30,
	2026	2025
Share-based compensation expense:
Cost of sales	$35	$45
Selling, general and administrative	417	501
Net effect of share-based compensation expense on net income	$452	$546
Reduction in earnings per share:
Basic earnings per share	$0.02	$0.02
Diluted earnings per share	$0.02	$0.02

NOTE 15 — LEGAL PROCEEDINGS AND OTHER MATTERS

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

NOTE 16 — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 17— SEGMENT REPORTING

The Company is organized into reporting segments based on the nature of the products offered and business activities from which it earns revenues and incurs expenses for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision maker (“CODM”). The Company’s CODM has been identified as the Chief Executive Officer and President, who reviews operating income by segment in relation to total operating income to make decisions about allocating resources and assessing performance. In conjunction with the Abilene sale, the results of operations of the wind and industrial fabrication operations, including operations historically in Manitowoc, Wisconsin, have been reclassified to discontinued operations on the condensed consolidated statements of operations and retrospectively for all periods presented beginning in the second quarter of 2026. The Company’s discontinued operations exclude the results of PRS operations. Accordingly, we have revised our segment presentation to include two reportable operating segments: Gearing and Industrial Solutions.

The Company’s segments and their product and service offerings are summarized below:

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

Corporate and Other and Eliminations

“Corporate and Other” includes the assets and selling, general and administrative expenses of the Company’s corporate office as well as results for our PRS product line operations. Due to the PRS balances being less significant than our other operations, they do not meet the quantitative threshold for determining reportable segments. “Corporate and Other” and “Eliminations” comprise adjustments to reconcile segment results to consolidated results.

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Basis of Presentation” of these condensed consolidated financial statements. Summary financial information by reportable segment and reconciliations to consolidated amounts for the three and six months ended June 30, 2026 and 2025 is as follows:

	Gearing	Industrial Solutions	Corporate and Other	Eliminations	Consolidated
For the Three Months Ended June 30, 2026
Revenues from external customers	$9,045	$13,172	$2,086	$—	$24,303
Intersegment revenues	—	—	—	—	—
Net revenues	9,045	13,172	2,086	—	24,303
Direct materials	2,646	7,406
Direct labor	1,737	*
Indirect labor	1,333	709
Variable overhead	1,127	874
Depreciation and amortization	530	79	166	—	775
All other expenses (1)	1,896	1,765
Operating (loss) income	(224)	2,339	(2,362)	—	(247)
Capital expenditures	307	182	—	—	489

	Gearing	Industrial Solutions	Corporate and Other	Eliminations	Consolidated
For the Three Months Ended June 30, 2025
Revenues from external customers	$7,284	$6,962	$274	$—	$14,520
Intersegment revenues	—	401	—	(401)	—
Net revenues	7,284	7,363	274	(401)	14,520
Direct materials	1,826	4,446
Direct labor	1,432	*
Indirect labor	1,133	588
Variable overhead	975	659
Depreciation and amortization	550	113	69	—	732
All other expenses (1)	2,187	1,071
Operating (loss) income	(819)	486	(2,048)	—	(2,381)
Capital expenditures	116	94	118	—	328

	Gearing	Industrial Solutions	Corporate and Other	Eliminations	Consolidated
For the Six Months Ended June 30, 2026
Revenues from external customers	$17,499	$22,408	$2,342	$—	$42,249
Intersegment revenues	—	—	—	—	—
Net revenues	17,499	22,408	2,342	—	42,249
Direct materials	4,657	12,328
Direct labor	3,306	*
Indirect labor	2,592	1,407
Variable overhead	2,145	1,688
Depreciation and amortization	1,059	175	282	—	1,516
All other expenses (1)	4,020	2,845
Operating (loss) income	(280)	3,965	(5,014)	—	(1,329)
Capital expenditures	1,253	206	1,773	—	3,232

	Gearing	Industrial Solutions	Corporate and Other	Eliminations	Consolidated
For the Six Months Ended June 30, 2025
Revenues from external customers	$13,251	$12,586	$3,555	$—	$29,392
Intersegment revenues	—	424	—	(424)	—
Net revenues	13,251	13,010	3,555	(424)	29,392
Direct materials	3,266	7,776
Direct labor	2,693	*
Indirect labor	2,262	1,135
Variable overhead	1,849	1,132
Depreciation and amortization	1,099	227	141	—	1,467
All other expenses (1)	3,793	1,924
Operating (loss) income	(1,711)	816	(3,328)	—	(4,223)
Capital expenditures	142	94	195	—	431

* Line item not deemed a significant expense for this segment (per analysis of Accounting Standards Update No. 2023-07).

Consolidated amounts are not presented for significant segment expense categories because reconciliation to comparable consolidated amounts is not required by ASC 280.

(1) All other expenses primarily consist of:

       Gearing-salaries and benefits and rent

       Industrial Solutions-direct labor, salaries and benefits, and rent and utilities

	Total Assets as of
	June 30,	December 31,
	2026	2025
Gearing	$44,196	$40,752
Industrial Solutions	26,897	20,222
Corporate and Other	39,440	78,061
Assets - discontinued operations	13,147	43,800
Eliminations	(11,507)	(66,030)
	$112,173	$116,805

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for credit losses and its financial results. The activity in the accounts receivable allowance liability for the six months ended June 30, 2026 and 2025 consisted of the following:

	For the Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$81	$19
Credit loss expense	37	—
Write-offs	—	(16)
Other adjustments	(50)	—
Balance at end of period	$68	$3

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages at  June 30, 2026 and  December 31, 2025.

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

(Dollars are presented in thousands except share, per share and per employee data or unless otherwise stated)

KEY METRICS USED BY MANAGEMENT TO MEASURE PERFORMANCE

In addition to measures of financial performance presented in our consolidated financial statements in accordance with GAAP, we use certain other financial measures to analyze our performance. These non-GAAP financial measures primarily consist of adjusted EBITDA (as defined below) and free cash flow which help us evaluate growth trends, establish budgets, assess operational efficiencies, oversee our overall liquidity, and evaluate our overall financial performance. Except as otherwise indicated, the totals below are net of discontinued operations.

Key Financial Measures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net revenues	$24,303	$14,520	$42,249	$29,392
Loss from continuing operations	$(684)	$(2,982)	$(2,281)	$(5,226)
Adjusted EBITDA (1)	$1,550	$(1,120)	$1,594	$(1,919)
Capital expenditures	$489	$328	$3,232	$431
Free cash flow (2)	$311	$(3,192)	$(3,981)	$(3,721)
Operating working capital (3)	$32,907	$26,974	$32,907	$26,974
Total debt	$3,303	$24,819	$3,303	$24,819
Total orders (4)	$32,649	$20,956	$70,071	$49,090
Backlog at end of period (4)	$89,280	$95,279	$89,280	$95,279
Book-to-bill (5)	1.5	1.4	1.5	1.3

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Loss from continuing operations	$(684)	$(2,982)	$(2,281)	$(5,226)
Interest expense	418	591	880	976
Income tax provision	24	2	76	17
Depreciation and amortization	775	732	1,516	1,467
Share-based compensation and other stock payments	401	454	668	764
Transaction costs (6)	616	83	735	83
Adjusted EBITDA	1,550	(1,120)	1,594	(1,919)
Changes in operating working capital	(750)	(1,745)	(2,433)	(1,372)
Capital expenditures	(489)	(328)	(3,232)	(431)
Proceeds from disposal of property and equipment	—	1	90	1
Free Cash Flow	$311	$(3,192)	$(3,981)	$(3,721)

(1)

We provide non-GAAP adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, share based compensation and other stock payments, restructuring costs, impairment charges, other non-cash gains and losses, and transaction costs) as supplemental information regarding our business performance. Our management uses adjusted EBITDA when it internally evaluates the performance of our business, reviews financial trends and makes operating and strategic decisions. We believe that this non-GAAP financial measure is useful to investors because it provides a better understanding of our past financial performance and future results, and it allows investors to evaluate our performance using the same methodology and information as used by our management. Our definition of adjusted EBITDA may be different from similar non-GAAP financial measures used by other companies and/or analysts.

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

(4)

Our backlog at June 30, 2026 and 2025 is net of revenue recognized over time. Backlog has been adjusted to reflect updated assumptions related to raw material pricing (which is a customer passthrough) and other variables. Orders and backlog at June 30, 2026 and 2025 include results from our discontinued operations. Orders from discontinued operations total ($2,591) and $6,782 for the three and six months ended June 30, 2026, respectively as well as ($36) and $9,740 the three and six months ended June 30, 2025, respectively. Backlog includes $4,160 and $51,093 from discontinued operations at June 30, 2026 and June 30, 2025, respectively.

(5)	We define the book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period. Orders from discontinued operations were excluded from this ratio.

(6)	Transaction costs consist of professional services expenses including legal and professional fees attributable to completed or contemplated transactions.

OUR BUSINESS

On April 30, 2026, Broadwind Heavy Fabrications, Inc. a wholly owned subsidiary of the Company, sold the real property and certain assets contained therein which comprise our production facility located in Abilene, Texas (the “Facility”), including equipment, machinery, other personal property, specified service contracts, and permits for an aggregate purchase price of up to $19,500 in cash, subject to certain purchase price adjustments. The sale of the Facility represented a strategic shift that will have a major effect on our operations and qualify for discontinued operations treatment in the second quarter of 2026. As such, the results of operations of the wind and industrial fabrication operations including operations historically in Manitowoc, Wisconsin, have been reclassified to discontinued operations on our condensed consolidated statements of operations and retrospectively for all periods presented beginning in the second quarter of 2026. Our discontinued operations exclude the results of pressure reducing system (“PRS”) operations.

The One Big Beautiful Bill Act, which was signed into law on July 4, 2025 (the “OBBBA”), accelerated the phase-out of certain clean energy tax credits and imposed additional restrictions on tax-credit-supported wind and renewable energy projects, which impacted the market for and profitability of the wind products we produced in our former Heavy Fabrications segment. In connection with the sale of our Abilene facility, we are exiting the wind business and do not expect the impact of the OBBBA to be material to our continuing operations.

Second Quarter Overview

Excluding discontinued operations, we received $35,240 in new orders in the second quarter, up from $20,991 in the second quarter of 2025. Gearing segment orders increased by 138% due to improved demand from all markets served, most notably in oil and gas (“O&G”) and power generation which reflects significant orders from a leading Original Equipment Manufacturer (“OEM”) of natural gas turbines. Industrial Solutions orders increased by 24% compared to the prior year quarter primarily due to an increase in demand associated with new gas turbine projects.

We recognized revenue of $24,303 in the second quarter, which was a 67% increase compared to the second quarter of 2025. Industrial Solutions segment revenue increased by 79% from the prior year period primarily due to increased shipments to new and aftermarket gas turbine customers. Gearing segment revenue increased 24% relative to the prior year period primarily due to increased shipments to power generation customers.

We recorded a net loss of $639 or ($0.03) per share in the second quarter of 2026, compared to a net loss of $989 or ($0.04) per share in the second quarter of 2025. The decrease was primarily due to higher sales in the Gearing and Industrial Solutions segments, partially offset by higher transaction costs and the loss on the sale of the Abilene facility.

RESULTS OF OPERATIONS

Three months ended June 30, 2026, Compared to Three months ended June 30, 2025

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

	Three Months Ended June 30,				2026 vs. 2025
		% of Total		% of Total
	2026	Revenue	2025	Revenue	$ Change	% Change
Revenues	$24,303	100.0%	$14,520	100.0%	$9,783	67.4%
Cost of sales	20,507	84.4%	13,516	93.1%	6,991	51.7%
Gross profit	3,796	15.6%	1,004	6.9%	2,792	278.1%
Operating expenses
Selling, general and administrative expenses	3,943	16.2%	3,219	22.2%	724	22.5%
Intangible amortization	100	0.4%	166	1.1%	(66)	(39.8)%
Total operating expense, net	4,043	16.6%	3,385	23.3%	658	19.4%
Operating loss	(247)	(1.0)%	(2,381)	(16.4)%	2,134	89.6%
Other expense, net
Interest expense, net	(418)	(1.7)%	(591)	(4.1)%	173	29.3%
Other, net	5	0.0%	(8)	(0.1)%	13	162.5%
Total other expense, net	(413)	(1.7)%	(599)	(4.1)%	186	31.1%
Net loss before provision for income taxes	(660)	(2.7)%	(2,980)	(20.5)%	2,320	77.9%
Provision for income taxes	24	0.1%	2	0.0%	22	1100.0%
Loss from continuing operations	(684)	(2.8)%	(2,982)	(20.5)%	2,298	77.1%
Income from discontinued operations, net of tax	45	0.2%	1,993	13.7%	(1,948)	(97.7)%
Net loss	$(639)	(2.6)%	$(989)	(6.8)%	$350	35.4%

Consolidated

Revenues increased by $9,783 as compared to the prior year period primarily due to a 79% increase in Industrial Solutions segment revenue primarily due to higher shipments to new and aftermarket gas turbine customers. Gearing revenue also increased 24% primarily reflective of increased shipments to power generation customers.

Gross profit increased versus the prior year due primarily to higher sales within the Gearing and Industrial Solutions segments and a more profitable mix of product sold in the Industrial Solutions segment.

We recorded a net loss of $639 during the three months ended June 30, 2026, compared to a net loss of $989 during the three months ended June 30, 2025. This decrease in net loss was primarily due to the factors described above, partially offset by higher transaction costs and the loss on the sale of the Abilene facility.

Gearing Segment

	Three Months Ended
	June 30,
	2026	2025
Orders	$16,152	$6,799
Revenues	9,045	7,284
Operating loss	(224)	(819)
Operating margin	(2.5)%	(11.2)%

Gearing segment orders increased by 138% versus the prior year period primarily due to higher demand from customers in all markets served, most notably in O&G and power generation which reflects significant orders from a leading OEM of natural gas turbines. Gearing revenues were up 24% relative to the prior year primarily reflective of increased shipments to power generation customers.

The Gearing segment’s operating loss decreased by $595 from the prior year period. This decrease was primarily attributable to higher sales in the current year period.

Industrial Solutions Segment

	Three Months Ended
	June 30,
	2026	2025
Orders	$17,248	$13,909
Revenues	13,172	7,363
Operating income	2,339	486
Operating margin	17.8%	6.6%

Industrial Solutions segment orders increased from the prior year period primarily due to an increase in demand associated with new gas turbine projects. Segment revenues increased from the prior year period primarily due to higher shipments to new and aftermarket gas turbine customers. Operating income increased versus the prior year period primarily as a result of higher sales and a more profitable mix of product sold.

Six months ended June 30, 2026, Compared to Six months ended June 30, 2025

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

	Six Months Ended June 30,				2026 vs. 2025
		% of Total		% of Total
	2026	Revenue	2025	Revenue	$ Change	% Change
Revenues	$42,249	100.0%	$29,392	100.0%	$12,857	43.7%
Cost of sales	35,732	84.6%	26,964	91.7%	8,768	32.5%
Gross profit	6,517	15.4%	2,428	8.3%	4,089	168.4%
Operating expenses
Selling, general and administrative expenses	7,624	18.0%	6,320	21.5%	1,304	20.6%
Intangible amortization	222	0.5%	331	1.1%	(109)	(32.9)%
Total operating expense, net	7,846	18.6%	6,651	22.6%	1,195	18.0%
Operating loss	(1,329)	(3.1)%	(4,223)	(14.4)%	2,894	68.5%
Other expense, net
Interest expense, net	(880)	(2.1)%	(976)	(3.3)%	96	9.8%
Other, net	4	0.0%	(10)	(0.0)%	14	140.0%
Total other expense, net	(876)	(2.1)%	(986)	(3.4)%	110	11.2%
Net loss before provision for income taxes	(2,205)	(5.2)%	(5,209)	(17.7)%	3,004	57.7%
Provision for income taxes	76	0.2%	17	0.1%	59	347.1%
Loss from continuing operations	(2,281)	(5.4)%	(5,226)	(17.8)%	2,945	56.4%
Income from discontinued operations, net of tax	1,147	2.7%	3,867	13.2%	(2,720)	(70.3)%
Net loss	$(1,134)	(2.7)%	$(1,359)	(4.6)%	$225	16.6%

Consolidated

Revenues increased by $12,857 as compared to the prior year period primarily due to a 72% increase in Industrial Solutions segment revenue primarily due to higher shipments to new and aftermarket gas turbine customers. Gearing segment revenue also increased 32% primarily due to increased shipments to power generation customers.

Gross profit increased versus the prior year due primarily to higher sales within the Gearing and Industrial Solutions segments and a more profitable mix of product sold in the Industrial Solutions segment.

We recorded a net loss of $1,134 during the six months ended June 30, 2026, compared to a net loss of $1,359 during the six months ended June 30, 2025. This decrease in net loss was primarily due to the factors described above, partially offset by the loss on the sale of the Abilene facility, higher transaction costs and increased employee related costs.

Gearing Segment

	Six Months Ended
	June 30,
	2026	2025
Orders	$29,339	$14,759
Revenues	17,499	13,251
Operating loss	(280)	(1,711)
Operating margin	(1.6)%	(12.9)%

Gearing segment orders nearly doubled versus the prior year period primarily due to higher demand from customers in all markets served, most notably in power generation which reflects significant orders from a leading OEM of natural gas turbines. Gearing revenues were up 32% relative to the prior year primarily due to increased shipments to power generation customers.

The Gearing segment’s operating loss decreased by $1,431 from the prior year period. This decrease was primarily attributable to higher sales in the current year period, partially offset by the absence of a favorable $482 property tax adjustment recorded in the prior year period.

Industrial Solutions Segment

	Six Months Ended
	June 30,
	2026	2025
Orders	$31,816	$24,013
Revenues	22,408	13,010
Operating income	3,965	816
Operating margin	17.7%	6.3%

Industrial Solutions segment orders increased from the prior year period primarily due to an increase in demand associated with new gas turbine projects. Segment revenues increased from the prior year period primarily due to higher shipments to new and aftermarket gas turbine customers. Operating income increased versus the prior year period primarily as a result of higher sales and a more profitable mix of product sold.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

On August 4, 2022, we entered into a credit agreement (the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), providing the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. As of June 30, 2026, cash and cash equivalents totaled $17,043 an increase of $16,586 from December 31, 2025. Debt and finance lease obligations at June 30, 2026 totaled $6,333. As of June 30, 2026, we had $3,194 outstanding under the 2022 Credit Facility and had the ability to borrow up to an additional $23,014, or $14,264 after considering the requirement to maintain minimum excess availability under the Credit Agreement equal to or greater than 25% of the revolving loan limit thereunder. On April 30, 2026, in addition to the normal required progress payments, we made a repayment of $1,420 on the outstanding senior secured term loan under the 2022 Credit Agreement in conjunction with the sale of the Abilene production facility.

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

We also have outstanding notes payable for capital expenditures in the amount of $109 and $130 as of June 30, 2026 and December 31, 2025, respectively, with $43 and $42 included in the “Line of Credit and current maturities of long-term debt” line item of our condensed consolidated financial statements as of June 30, 2026 and December 31, 2025, respectively. The notes payable have monthly payments that range from $1 to $3 and an interest rate of approximately 6%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from September 2028 to June 2029.

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

On September 12, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agents shares of our common stock with an aggregate sales price of up to $12,000. We will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. No shares of the Company’s common stock were issued under the Sales Agreement during the year ended December 31, 2025 or six months ended June 30, 2026. As of June 30, 2026, shares of our common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. Any additional shares offered and sold under the Sales Agreement are to be issued pursuant to the Form S-3 and a 424(b) prospectus supplement.

We anticipate that current cash resources, amounts available under the 2022 Credit Facility, cash to be generated from operations and equipment financing, potential proceeds from the sale of securities under the Sales Agreement, access to the public or private debt and/or equity markets, and proceeds from sales of AMP credits will be adequate to meet our liquidity needs for at least the next twelve months.

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

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025
Total cash (used in) provided by:
Operating activities	$(871)	$(3,516)
Investing activities	(3,142)	(430)
Financing activities	(6,485)	16,273
Net (decrease) increase in cash	$(10,498)	$12,327

Operating Cash Flows

During the six months ended June 30, 2026, net cash used in operating activities totaled $871 compared to net cash used in operating activities of $3,516 during the prior year period. The decrease in net cash used in operating activities during the current year period was primarily attributable to a decrease in the loss from continuing operations, a less significant increase in inventory, and an increase in accrued liabilities in the current year period. This was partially offset by an increase in cash used to fund accounts receivable in the current year period.

Investing Cash Flows

During the six months ended June 30, 2026, net cash used in investing activities totaled $3,142, compared to net cash used in investing activities of $430 during the prior year period. The increase in net cash provided by investing activities as compared to the prior year period was primarily due to a net increase in purchases of property and equipment.

Financing Cash Flows

During the six months ended June 30, 2026, net cash used in financing activities totaled $6,485, compared to net cash provided by financing activities of $16,273 during the prior year period. The decrease was primarily due to debt repayments under the 2022 Credit Facility in the current year period versus net borrowings in the prior year.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the six months ended June 30, 2026 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item is incorporated herein by reference to Note 15, “Legal Proceedings And Other Matters” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2025 continue to represent the most significant risks to the Company’s future results of operations and financial conditions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 10, 2025, our Board authorized a program to repurchase up to $3,000 of our outstanding common stock. Our share repurchase program does not obligate us to acquire any specific number of shares. The common stock may be acquired in the open market at prices subject to certain pricing guidelines determined by management. We have no obligation to repurchase shares and we may discontinue purchases at any time that we determine additional purchases are not warranted. As of June 30, 2026, $3,000 remains available for repurchase and there were no stock repurchases during the quarter ended June 30, 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND, INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2026

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
101

The following financial information from this Form 10-Q of Broadwind, Inc. for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BROADWIND, INC.

August 11, 2026	By:	/s/ Eric B. Blashford
Eric B. Blashford
President and Chief Executive Officer
(Principal Executive Officer)