Form 10-Q
period 2026-09-30
BROADWIND, INC.
filed 2026-11-12
CIK 1120370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Number of shares of registrant’s common stock, par value $0.001, outstanding as of November 5, 2026: 23,691,713.

BROADWIND, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

Item 1.Financial Statements

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,159	$457
Accounts receivable, net	17,006	11,198
Inventories	29,284	28,147
Prepaid expenses and other current assets	2,960	2,060
Current assets - discontinued operations	3,899	22,405
Total current assets	69,308	64,267
LONG-TERM ASSETS:
Property and equipment, net	19,925	18,069
Operating lease right-of-use assets	13,613	11,892
Intangible assets, net	419	741
Other assets	367	441
Long-term assets - discontinued operations	—	21,395
TOTAL ASSETS	$103,632	$116,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit and current maturities of long-term debt	$781	$4,682
Current portion of finance lease obligations	1,096	1,114
Current portion of operating lease obligations	1,702	2,306
Accounts payable	11,961	7,727
Accrued liabilities	3,635	1,768
Customer deposits	2,121	1,144
Current liabilities - discontinued operations	1,637	12,943
Total current liabilities	22,933	31,684
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,327	4,331
Long-term finance lease obligations, net of current portion	1,660	2,482
Long-term operating lease obligations, net of current portion	13,151	11,252
Other	—	4
Long-term liabilities - discontinued operations	—	763
Total long-term liabilities	17,138	18,832
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 23,965,650 and 23,584,677 shares issued as of September 30, 2026, and December 31, 2025, respectively	24	24
Treasury stock, at cost, 273,937 shares as of September 30, 2026 and December 31, 2025	(1,842)	(1,842)
Additional paid-in capital	404,006	403,210
Accumulated deficit	(338,627)	(335,103)
Total stockholders’ equity	63,561	66,289
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,632	$116,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$22,253	$15,048	$64,502	$44,440
Cost of sales	19,352	13,999	55,084	40,963
Gross profit	2,901	1,049	9,418	3,477
OPERATING EXPENSES:
Selling, general and administrative	3,446	3,160	11,070	9,480
Gain on sale of Manitowoc industrial fabrication operations	—	(8,155)	—	(8,213)
Intangible amortization	100	165	322	496
Total operating expense (income), net	3,546	(4,830)	11,392	1,763
Operating (loss) income	(645)	5,879	(1,974)	1,714
OTHER EXPENSE, net:
Interest expense, net	(230)	(662)	(1,110)	(1,638)
Other, net	1	2	5	(8)
Total other expense, net	(229)	(660)	(1,105)	(1,646)
Net (loss) income before provision for income taxes	(874)	5,219	(3,079)	68
Provision for income taxes	76	28	152	45
(LOSS) INCOME FROM CONTINUING OPERATIONS	(950)	5,191	(3,231)	23
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,440)	2,272	(293)	6,081
NET (LOSS) INCOME	$(2,390)	$7,463	$(3,524)	$6,104
NET (LOSS) INCOME PER COMMON SHARE—BASIC:
(Loss) income from continuing operations	$(0.04)	$0.22	$(0.14)	$0.00
(Loss) income from discontinued operations	(0.06)	0.10	(0.01)	0.27
Net (loss) income	$(0.10)	$0.32	$(0.15)	$0.27
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	23,665	23,102	23,500	22,748
NET (LOSS) INCOME PER COMMON SHARE—DILUTED:
(Loss) income from continuing operations	$(0.04)	$0.22	$(0.14)	$0.00
(Loss) income from discontinued operations	(0.06)	0.10	(0.01)	0.27
Net (loss) income	$(0.10)	$0.32	$(0.15)	$0.27
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	23,665	23,255	23,500	22,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional
	Shares	Issued		Issued	Paid-in	Accumulated
	Issued	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2024	22,593,589	$23	(273,937)	$(1,842)	$401,564	$(340,345)	$59,400
Stock issued for restricted stock	268,152	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	165,189	—	—	—	286	—	286
Share-based compensation	—	—	—	—	189	—	189
Shares withheld for taxes in connection with issuance of restricted stock	(124,497)	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	—	(370)	(370)
BALANCE, March 31, 2025	22,902,433	$23	(273,937)	$(1,842)	$401,843	$(340,715)	$59,309
Stock issued for restricted stock	278,914	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	178,947	—	—	—	336	—	336
Share-based compensation	—	—	—	—	357	—	357
Shares withheld for taxes in connection with issuance of restricted stock	(44,893)	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	—	(989)	(989)
BALANCE, June 30, 2025	23,315,401	$23	(273,937)	$(1,842)	$402,476	$(341,704)	$58,953
Stock issued under defined contribution 401(k) retirement savings plan	159,524	—	—	—	364	—	364
Share-based compensation	—	—	—	—	109	—	109
Net income	—	—	—	—	—	7,463	7,463
BALANCE, September 30, 2025	23,474,925	$23	(273,937)	$(1,842)	$402,949	$(334,241)	$66,889

BALANCE, December 31, 2025	23,584,677	$24	(273,937)	$(1,842)	$403,210	$(335,103)	$66,289
Stock issued under defined contribution 401(k) retirement savings plan	93,376	—	—	—	225	—	225
Share-based compensation	—	—	—	—	158	—	158
Net loss	—	—	—	—	—	(495)	(495)
BALANCE, March 31, 2026	23,678,053	$24	(273,937)	$(1,842)	$403,593	$(335,598)	$66,177
Stock issued for restricted stock	264,819	—	—	—	—	—	—
Stock issued under defined contribution 401(k) retirement savings plan	40,972	—	—	—	185	—	185
Share-based compensation	—	—	—	—	294	—	294
Shares withheld for taxes in connection with issuance of restricted stock	(52,534)	—	—	—	(209)	—	(209)
Net loss	—	—	—	—	—	(639)	(639)
BALANCE, June 30, 2026	23,931,310	$24	(273,937)	$(1,842)	$403,863	$(336,237)	$65,808
Stock issued under defined contribution 401(k) retirement savings plan	34,340	—	—	—	184	—	184
Share-based compensation	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	(2,390)	(2,390)
BALANCE, September 30, 2026	23,965,650	$24	(273,937)	$(1,842)	$404,006	$(338,627)	$63,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROADWIND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,524)	$6,104
(Loss) income from discontinued operations	(293)	6,081
(Loss) income from continuing operations	(3,231)	23
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization expense	2,324	2,210
Deferred income taxes	30	(20)
Stock-based compensation	411	655
Allowance for credit losses	(72)	5
Common stock issued under defined contribution 401(k) plan	594	986
Gain on sale of assets	(101)	(8,214)
Changes in operating assets and liabilities:
Accounts receivable	(5,736)	(440)
Inventories	(1,137)	(3,047)
Prepaid expenses and other current assets	(921)	(69)
Accounts payable	4,154	1,280
Accrued liabilities	1,867	164
Customer deposits	977	(1,202)
Other non-current assets and liabilities	(386)	(9)
Net cash used in operating activities	(1,227)	(7,678)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,824)	(617)
Net proceeds from sale of Manitowoc industrial fabrication operations	—	12,522
Net proceeds from disposals of property and equipment	169	—
Net cash (used in) provided by investing activities	(3,655)	11,905
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments on) proceeds from line of credit, net	(3,881)	3,822
Proceeds from long-term debt	—	16
Payments on long-term debt	(2,004)	(2,441)
Payments for deferred financing costs	(20)	—
Payments on finance leases	(840)	(835)
Shares withheld for taxes in connection with issuance of restricted stock	(209)	(256)
Net cash (used in) provided by financing activities	(6,954)	306
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating cash flows	11,542	(8,567)
Net cash provided by (used in) investing cash flows	17,015	(1,969)
Net cash used in financing cash flows	(1,019)	(525)
Net cash provided by (used in) discontinued operations (1)	27,538	(11,061)
Add: Cash balance of discontinued operations, beginning of period	—	(2)
Less: Cash balance of discontinued operations, end of period	—	(3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,702	(6,527)
CASH AND CASH EQUIVALENTS beginning of the period	457	7,722
CASH AND CASH EQUIVALENTS end of the period	$16,159	$1,195

(1) Does not include intercompany financing of $6 and $503 for the nine months ended September 30, 2026 and 2025, respectively.

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

Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2026, or any other interim period, which may differ materially due to, among other things, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2026 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Liquidity

The Company typically meets its short term liquidity needs through cash generated from operations, its available cash balances, the 2022 Credit Facility (as defined below), equipment financing, and access to the public and private debt and/or equity markets.

See Note 10, “Debt and Credit Agreements,” of these condensed consolidated financial statements for a description of the 2022 Credit Facility and the Company’s other debt.

Debt and finance lease obligations at  September 30, 2026 totaled $5,864, which includes current outstanding debt and finance leases totaling $1,877. The Company’s outstanding debt includes $3,010 outstanding from the senior secured term loan under the 2022 Credit Facility. During the nine months ended September 30, 2026, the Company borrowed on the revolving line of credit and repaid a portion of such borrowings during the period. The Company had no amounts drawn on the revolving line of credit as of September 30, 2026. The Company’s revolving line of credit balance, if any, is included in the “Line of credit and current maturities of long-term debt” line item in the Company’s condensed consolidated balance sheet. See Note 19, “Subsequent Events,” of these condensed consolidated financial statements for additional details regarding the Company’s debt.

On September 22, 2023, the Company filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 12, 2023 (the “Form S-3”). This shelf registration statement which included a base prospectus, allowed the Company to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in the prospectus supplement accompanying the base prospectus, the Company would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes. The Company’s Form S-3 expired on October 12, 2026. The Company intends to evaluate opportunities to maintain flexibility to access the public capital markets from time to time, as market conditions and other circumstances warrant.

On September 12, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock, par value $0.001 per share with an aggregate sales price of up to $12,000. The Company will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. No shares of the Company’s common stock were issued under the Sales Agreement during the year ended December 31, 2025 or during the nine months ended September 30, 2026. As of September 30, 2026, shares of the Company’s common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. The Company may not issue any additional shares under the Sales Agreement until a new Form S-3 registration statement is filed and declared effective. Any additional shares offered and sold under the Sales Agreement would be issued pursuant to the new Form S-3 and a 424(b) prospectus supplement.

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

During the three and nine months ended September 30, 2026, the Company sold account receivables totaling $11,294 and $27,661, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $240 and $603, respectively. During the three and nine months ended September 30, 2025, the Company sold account receivables totaling $6,189 and $15,946, respectively, related to supply chain financing arrangements, of which customers’ financial institutions applied discount fees totaling $148 and $387, respectively.

The Company anticipates that current cash resources, amounts available under the 2022 Credit Facility, cash to be generated from operations and equipment financing, and access to the public and private debt and/or equity markets will be adequate to meet the Company’s liquidity needs for at least the next twelve months.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gearing	$9,595	$7,069	$27,094	$20,320
Industrial Solutions	10,420	7,872	32,828	20,882
Corporate and Other	2,238	173	4,580	3,728
Eliminations	-	(66)	-	(490)
Consolidated	$22,253	$15,048	$64,502	$44,440

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

For substantially all wind sales as well as certain sales within our Gearing segment, products are sold under terms included in bill and hold sales arrangements that result in different timing for revenue recognition. The Company recognizes revenue under these arrangements only when there is a substantive reason for the agreement, the ordered goods are identified separately as belonging to the customer and not available to fill other orders, the goods are currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or to direct it to another customer. Assuming these required revenue recognition criteria are met, revenue is recognized upon completion of product manufacture and customer acceptance. During the three and nine months ended September 30, 2026, the Company did not recognize any revenue within the Gearing segment under terms included in bill and hold sales arrangements. During the three and nine months ended September 30, 2025, the Company recognized $835 and $1,272, respectively, of revenue within the Gearing segment under terms included in bill and hold sales arrangements.

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

NOTE 3 — NET INCOME (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted income per share for the three and nine months ended September 30, 2026 and 2025, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic net (loss) income per share calculation:
Net (loss) income	$(2,390)	$7,463	$(3,524)	$6,104
Weighted average number of common shares outstanding	23,665,211	23,102,152	23,500,225	22,748,240
Basic and net (loss) income per share	$(0.10)	$0.32	$(0.15)	$0.27
Diluted (loss) income per share calculation:
Net (loss) income	$(2,390)	$7,463	$(3,524)	$6,104
Weighted average number of common shares outstanding	23,665,211	23,102,152	23,500,225	22,748,240
Common stock equivalents:
Non-vested stock awards (1)	—	153,310	—	61,150
Weighted average number of common shares outstanding	23,665,211	23,255,462	23,500,225	22,809,390
Diluted net (loss) income per share	$(0.10)	$0.32	$(0.15)	$0.27

(1) Restricted stock units granted and outstanding of 574,016 as of September 30, 2026 are excluded from the computation of diluted earnings due to the anti-dilutive effect as a result of the Company’s net loss for the three and nine months ended September 30, 2026.

NOTE 4 — DISCONTINUED OPERATIONS

On April 30, 2026, (the “Closing Date”) Broadwind Heavy Fabrications, Inc. (“BHF”), a wholly owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Freeman Enclosure Systems, LLC (the “Buyer”), a wholly-owned subsidiary of IES Holdings, Inc., pursuant to which BHF sold the real property and certain assets contained therein which comprise the Company’s production facility located in Abilene, Texas (the “Facility”), including equipment, machinery, other personal property, specified service contracts, and permits (collectively, the “Purchased Assets”), to the Buyer for an aggregate purchase price of $19,500 in cash, adjusted for certain customary closing items, (the “Transaction”). The Company received net cash proceeds of $17,154 on the sale of the Transaction. On the Closing Date, BHF also entered into a short term lease agreement with the Buyer, pursuant to which (a) BHF leased the Facility and the Purchased Assets back from the Buyer (the “Lease”) for a nominal below-market rent for a term that ended on August 17, 2026 and (b) the Buyer received an option to purchase certain excluded manufacturing equipment located in the Facility at a future date. This option was exercised during the third quarter of 2026 and the cash was received during the fourth quarter of 2026. The Lease was entered into for the limited purpose of completing existing customer contracts, fulfilling remaining wind tower manufacturing obligations, and facilitating an orderly wind-down and transition of the wind fabrication operations. Cash inflows and outflows associated with this continuing involvement consist primarily of operating cash flows generated from completing remaining wind tower contracts, employee-related costs, inventory liquidation activities, and other transition-related expenditures incurred through the termination of the leaseback period. Net cash inflows associated with this continuing involvement total $3,057 for the quarter ended September 30, 2026. Net cash inflows associated with this continuing involvement total $6,173 for the period from May 1, 2026 through September 30, 2026. The Company recorded a prepaid asset related to the below-market rent as of April 30, 2026. The asset was amortized over the remaining lease term and was fully amortized as of September 30, 2026. The sale of the Abilene facility resulted in a loss of $136 and $360 for the three and nine months ended September 30, 2026, respectively, and is included in the “(Loss) income from discontinued operations, net of tax” line item in the Company’s condensed consolidated statement of operations. The September 30, 2026 year-to-date results also include a $1,106 charge associated with the settlement of a contract dispute related to the Company’s former Heavy Fabrications segment. This charge is included in the “(Loss) income from discontinued operations, net of tax” line item in the Company’s condensed consolidated statement of operations.

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

Results of Discontinued Operations

Results of discontinued operations in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$4,879	$29,191	$39,497	$75,873
Cost of sales	5,725	25,720	36,009	66,528
Selling, general, and administrative	326	634	2,385	2,324
Loss on sale	136	-	360	-
Interest expense, net	164	565	975	888
Other income and expense items	(32)	-	61	52
(Loss) income from discontinued operations, net of tax	$(1,440)	$2,272	$(293)	$6,081

Assets and Liabilities Related to Discontinued Operations

Assets and liabilities related to discontinued operations in the Company’s consolidated balance sheets as of September 30, 2026 and December 31, 2025 includes the following:

	September 30,	December 31,
	2026	2025
Assets:
Accounts receivable, net	$3,045	$4,638
AMP credit receivable	-	2,564
Contract assets	-	900
Inventories	320	13,862
Prepaid expenses and other current assets	34	441
Property and equipment, net	500	21,395
Total assets - discontinued operations	$3,899	$43,800

Liabilities:
Current maturities of long-term debt	$-	$354
Current portion of finance lease obligations	-	997
Accounts payable	1,264	9,631
Accrued liabilities	373	413
Customer deposits	-	1,548
Long-term debt, net of current maturities	-	763
Total liabilities - discontinued operations	$1,637	$13,706

NOTE 5 — CASH AND CASH EQUIVALENTS

Cash and cash equivalents typically comprise cash balances and readily marketable investments with original maturities of three months or less, such as money market funds, short-term government bonds, Treasury bills, marketable securities and commercial paper. The Company’s treasury policy is to invest excess cash in money market funds or other investments, which are generally of a short-term duration based upon operating requirements. Income earned on these investments is recorded as interest income which is netted against interest expense in the Company’s condensed consolidated statements of operations. The components of cash and cash equivalents as of September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30,	December 31,
	2026	2025
Cash and cash equivalents:
Cash	$979	$457
Money market funds	15,180	—
Total cash and cash equivalents	$16,159	$457

NOTE 6 — INVENTORIES

The components of inventories as of September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30,	December 31,
	2026	2025
Raw materials	$15,508	$12,924
Work-in-process	7,329	5,885
Finished goods	7,992	11,361
	30,829	30,170
Less: Reserve	(1,545)	(2,023)
Net inventories	$29,284	$28,147

NOTE 7 — AMP CREDITS

During the three and nine months ended September 30, 2026, the Company recognized gross AMP credits totaling $924 and $6,696, respectively, within the “(Loss) income from discontinued operations, net of tax” line item in the Company’s condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recognized gross AMP credits totaling $4,392 and $10,296, respectively, within the “(Loss) income from discontinued operations, net of tax” line item in the Company’s condensed consolidated statements of operations. These AMP credits were introduced as part of the Inflation Reduction Act (“IRA”), which was enacted on August 16, 2022. The IRA includes advanced manufacturing tax credits for manufacturers of eligible components, including wind components. Manufacturers of wind components qualify for the AMP credits based on the total rated capacity, expressed on a per watt basis, of the completed wind turbine for which such component is designed. The credit originally applied to each component produced and sold in the U.S. beginning in 2023 through 2032. The One Big Beautiful Bill Act (the “OBBBA”), enacted on July 4, 2025, eliminates the credit for components produced and sold after 2027. Wind towers are eligible for credits of $0.03 per watt for each wind tower produced. In calculating the eligible credit, the Company relied on the megawatt rating provided by the customers. Manufacturers who qualify for the AMP credits can apply to the Internal Revenue Service for cash refunds of the AMP credits, sell the AMP credits to third parties for cash, or apply the AMP credits against taxable income. The Company recognized the AMP credits within (loss) income from discontinued operations in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025. The assets related to the AMP credits are recognized as current assets in the “Current assets-discontinued operations” line item in the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

The OBBBA also introduced new restrictions on foreign supply chains and foreign owners or investors in tax-credit-supported facilities, referred to as “Prohibited Foreign Entity” or “PFE” restrictions. Taxpayers cannot claim AMP credits in taxable years beginning after enactment of the OBBBA if the taxpayers source from Prohibited Foreign Entities (which are generally entities that are formed in or controlled by covered nations, including China, Russia, Iran, and North Korea, as well as entities determined to be under effective control as a result of contracts entered into with such entities). AMP credits are also disallowed in taxable years beginning after enactment of the OBBBA for eligible components that receive material assistance from a PFE.  These restrictions generally took effect on January 1, 2026, and the Treasury Department is required to issue final regulations implementing them by December 31, 2026. On February 12, 2026, the Treasury Department released interim guidance that further clarified methods for calculating material assistance and included a request for comments by March 30, 2026. The Company cannot predict with certainty what the final guidance, or any other future guidance, will provide, or how it will impact the potential impact for the Company's AMP credits claimed in 2026.

During the nine months ended September 30, 2026, the Company recognized gross AMP credits totaling $6,696 and recognized a 6.5% discount on the credits totaling $435, which was recognized within (loss) income from discontinued operations. The Company also incurred other miscellaneous administrative costs related to the credits in the amount of $54, which have been recorded within (loss) income from discontinued operations. No additional costs are included in the “Current assets-discontinued operations” line item of the Company’s condensed consolidated financial statements at September 30, 2026.

During the nine months ended September 30, 2025, the Company recognized gross AMP credits totaling $10,296 and recognized a 6.5% discount on the credits totaling $669, which was recognized within (loss) income from discontinued operations. The Company also incurred other miscellaneous administrative costs related to the credits in the amount of $77, which have been recorded within (loss) income from discontinued operations. Additionally, costs totaling $9 are included in the “Current assets-discontinued operations” line item of the Company’s condensed consolidated financial statements at September 30, 2025.

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

As of September 30, 2026 and December 31, 2025, the cost basis, accumulated amortization and net book value of intangible assets were as follows:

	September 30, 2026					December 31, 2025
					Remaining					Remaining
					Weighted					Weighted
			Accumulated	Net	Average			Accumulated	Net	Average
	Cost	Accumulated	Impairment	Book	Amortization		Accumulated	Impairment	Book	Amortization
	Basis	Amortization	Charges	Value	Period	Cost	Amortization	Charges	Value	Period
Intangible assets:
Customer relationships	$15,979	$(8,387)	$(7,592)	$-	—	$15,979	$(8,365)	$(7,592)	$22	0.1
Trade names	9,099	(8,680)	—	419	1.0	9,099	(8,380)	—	719	1.8
Intangible assets	$25,078	$(17,067)	$(7,592)	$419	1.0	$25,078	$(16,745)	$(7,592)	$741	1.7

As of September 30, 2026, estimated future amortization expense was as follows:

2026	$100
2027	319
Total	$419

NOTE 9 — ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
	2026	2025
Accrued payroll and benefits	$2,711	$1,234
Accrued property taxes	128	—
Income taxes payable	158	69
Accrued professional fees	247	139
Accrued warranty liability	40	55
Self-insured workers compensation reserve	30	44
Accrued sales tax	7	6
Accrued other	314	221
Total accrued liabilities	$3,635	$1,768

NOTE 10 — DEBT AND CREDIT AGREEMENTS

The Company’s outstanding debt balances as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
	2026	2025
Line of credit	$—	$3,901
Other notes payable	98	130
Long-term debt	3,010	4,982
Total debt	3,108	9,013
Less: current maturities	(781)	(4,682)
Long-term debt, net of current maturities	$2,327	$4,331

Credit Facility

On August 4, 2022, the Company entered into a credit agreement (as amended from time to time, the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), which replaced its prior credit facility and provided the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a $7,578 senior secured term loan (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. Net deferred financing costs related to the 2022 Credit Facility which primarily relate to the revolving credit loan, were $96 at September 30, 2026, which is net of accumulated amortization of $480. Net deferred financing costs at December 31, 2025 were $165, which is net of accumulated amortization of $355. The deferred financing costs are straight-lined over the loan term and included in the “Other assets” line item of the Company’s condensed consolidated financial statements at September 30, 2026 and December 31, 2025.

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

On February 4, 2026, the Company executed Amendment No. 4 to the Credit Agreement which (i) amended the period for measuring the Fixed Charge Coverage Ratio (as defined in the 2022 Credit Agreement) requirement that previously referred to each twelve month period ending January 31, 2025 through December 31, 2025 to apply instead to the each twelve month period ending January 31, 2025 through October 31, 2025, (ii) added a new period for measuring the Fixed Charge Coverage Ratio requirement for the twelve month period ending November 30, 2025, in the range of 0.75 to 1.0 (iii) amended the Fixed Charge Coverage Ratio requirement for the period from January 31, 2026 through December 31, 2026 from the range of 1.1 to 1.0 to 0.75 to 1.0, and (iv) excludes certain designated capital expenditures from the definition of Unfinanced Capital Expenditures (as defined in the 2022 Credit Agreement) which amounts are then subtracted from EBITDA in the calculation of the Fixed Charge Coverage Ratio and (v) the Company agreed to maintain minimum excess availability under the 2022 Credit Agreement equal to or greater than 25% of the revolving loan limit under the 2022 Credit Agreement.

On October 30, 2026, the Company entered into Joinder and Amendment No. 5 to Credit Agreement which (i) permitted the Company’s acquisition of MCM and adds MCM as a borrower under the 2022 Credit Agreement, (ii) increased the outstanding term loan by $1,796 to finance a portion of the acquisition, (iii) extended the maturity date of the Credit Agreement to January 1, 2028, (iv) temporarily replaced the existing minimum Fixed Charge Coverage Ratio covenant with a minimum Excess Availability covenant requiring Excess Availability of not less than 17.5% of the Revolving Loan Limit through March 31, 2027, (v) increases the Term Loan SOFR Rate Margin to 2.75% from 2.50%, (vi) amended the Fixed Charge Coverage Ratio covenant and related testing methodology, and (vii) added the Company’s newly-formed subsidiary, BWEN Clean Fuels, Inc., a Delaware corporation, as a borrower under the 2022 Credit Agreement. The Fifth Amendment did not increase the aggregate maximum commitment under the 2022 Credit Agreement.

The 2022 Credit Agreement contains customary covenants limiting the Company’s and its subsidiaries’ ability to, among other things, incur liens, make investments, incur indebtedness, merge or consolidate with others or dispose of assets, change the nature of its business, and enter into transactions with affiliates. The amended term of the revolving credit facility matures January 1, 2028. The term loan also matures on January 1, 2028, with monthly payments based on an 84-month amortization.

As of September 30, 2026, there was $3,010 of outstanding indebtedness under the 2022 Credit Facility, with the ability to borrow an additional $23,539, or $14,789 after considering the requirement to maintain minimum excess availability under the Credit Agreement equal to or greater than 25% of the revolving loan limit thereunder.  As of September 30, 2026, the Company was in compliance with all financial covenants under the 2022 Credit Facility. As of September 30, 2026, the effective interest rate of the senior secured revolving credit facility was 6.15% and the senior secured term loan was 6.40%. As of December 31, 2025, the effective interest rate of the senior secured revolving credit facility was 5.77% and the effective rate of the senior secured term loan was 6.27%.

Other

 In addition, the Company had outstanding notes payable for capital expenditures in the amount of $98 and $130 as of September 30, 2026 and December 31, 2025, respectively, with $43 and $42 included in the “Line of credit and current maturities of long-term debt” line item of the Company’s condensed consolidated financial statements as of September 30, 2026 and December 31, 2025, respectively. The notes payable have monthly payments that range from $1 to $3 and an interest rate of approximately 6%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from  September 2028 to June 2029.

NOTE 11 — LEASES

The Company leases certain facilities and equipment. The leases are accounted for under Accounting Standard Update 2016-02, Leases (“Topic 842”), and the Company elected to apply each available practical expedient. The discount rates used for the leases are based on an interest rate yield curve developed for the leases in the Company’s lease portfolio.

The Company has elected to apply the short-term lease exception to all leases of one year or less. During the nine months ended September 30, 2026 and 2025, the Company had additional operating leases that resulted in right-of-use assets obtained in exchange for lease obligations in the amount of $3,417 and $182, respectively. During the nine months ended September 30, 2026 and 2025, the Company had no additional finance leases associated with property, plant, and equipment.

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

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Components of lease cost
Finance lease cost components:
Amortization of finance lease assets	$176	$210	$526	$549
Interest on finance lease liabilities	50	70	166	224
Total finance lease costs	226	280	692	773
Operating lease cost components:
Operating lease cost	638	509	1,672	1,512
Short-term lease cost	-	17	36	125
Variable lease cost (1)	323	308	945	645
Sublease income	(53)	(51)	(156)	(153)
Total operating lease costs	908	783	2,497	2,129

Total lease cost	$1,134	$1,063	$3,189	$2,902

Supplemental cash flow information related to our operating leases is as follows for the nine months ended September 30, 2026 and 2025:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases			$2,586	$1,982

Weighted-average remaining lease term-finance leases at end of period (in years)			2.1	3.4
Weighted-average remaining lease term-operating leases at end of period (in years)			6.6	5.9
Weighted-average discount rate-finance leases at end of period			5.6%	6.7%
Weighted-average discount rate-operating leases at end of period			6.6%	9.1%

(1)	Variable lease costs consist primarily of taxes, insurance, utilities, and common area or other maintenance costs for the Company’s leased facilities and equipment.

As of September 30, 2026, future minimum lease payments under finance leases and operating leases were as follows:

	Finance	Operating
	Leases	Leases	Total
2026	$319	$751	$1,070
2027	1,212	2,582	3,794
2028	952	2,832	3,784
2029	526	2,715	3,241
2030	—	2,657	2,657
2031 and thereafter	—	7,004	7,004
Total lease payments	3,009	18,541	21,550
Less—portion representing interest	(253)	(3,688)	(3,941)
Present value of lease obligations	2,756	14,853	17,609
Less—current portion of lease obligations	(1,096)	(1,702)	(2,798)
Long-term portion of lease obligations	$1,660	$13,151	$14,811

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

NOTE 13 — INCOME TAXES

Effective tax rates differ from federal statutory income tax rates primarily due to changes in the Company’s valuation allowance, permanent differences and provisions for state and local income taxes. As of September 30, 2026, the Company has a full valuation allowance recorded against deferred tax assets. During the nine months ended September 30, 2026, the Company recorded a provision for income taxes of $152, compared to a provision for income taxes of $45 during the nine months ended September 30, 2025. On  August 16, 2022, Congress enacted the IRA which includes advanced manufacturing tax credits for manufacturers of eligible components, including wind components produced and sold in the U.S. beginning in 2023 through 2032. The OBBBA, enacted on July 4, 2025, eliminates the credit for components produced and sold after 2027. These credits will have no impact on income tax expense.

The Company files income tax returns in U.S. federal and state jurisdictions. As of September 30, 2026, open tax years in federal and some state jurisdictions date back to 1996 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of December 31, 2025, the Company had federal and unapportioned state net operating loss (“NOL”) carryforwards of $298,182 of which $227,519 will generally begin to expire in 2027. The majority of the NOL carryforwards will expire in various years from 2028 through 2037. NOLs generated after January 1, 2018 will not expire.

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

As of September 30, 2026, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. The Company had no accrued interest and penalties as of September 30, 2026.

NOTE 14 — SHARE-BASED COMPENSATION

The following table summarizes the Company’s restricted stock unit and performance award activity during the nine months ended September 30, 2026:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Unvested as of December 31, 2025	717,266	$2.28
Granted	252,816	$3.98
Vested	(264,819)	$2.37
Forfeited	(131,247)	$2.69
Unvested as of September 30, 2026	574,016	$2.89

Under certain situations, shares are withheld from issuance to cover taxes for the vesting of restricted stock units and performance awards. For the nine months ended September 30, 2026 and 2025, 52,534 and 169,390 shares, respectively, were withheld to cover tax obligations.

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations, including amounts attributable to discontinued operations, for the nine months ended September 30, 2026 and 2025. Share-based compensation included in discontinued operations total $31 and $38 for the nine months ended September 30, 2026 and 2025, respectively.

	Nine Months Ended September 30,
	2026	2025
Share-based compensation expense:
Cost of sales	$41	$55
Selling, general and administrative	370	600
Net effect of share-based compensation expense on net income	$411	$655
Reduction in earnings per share:
Basic earnings per share	$0.02	$0.03
Diluted earnings per share	$0.02	$0.03

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

The accounting policies of the reportable segments are the same as those referenced in Note 1, “Basis of Presentation” of these condensed consolidated financial statements. Summary financial information by reportable segment and reconciliations to consolidated amounts for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Gearing	Industrial Solutions	Corporate and Other	Eliminations	Consolidated
For the Three Months Ended September 30, 2026
Revenues from external customers	$9,595	$10,420	$2,238	$—	$22,253
Intersegment revenues	—	—	—	—	—
Net revenues	9,595	10,420	2,238	—	22,253
Direct materials	2,461	5,771
Direct labor	1,872	*
Indirect labor	1,462	803
Variable overhead	1,287	779
Depreciation and amortization	550	89	169	—	808
All other expenses (1)	1,843	1,725
Operating income (loss)	120	1,253	(2,018)	—	(645)
Capital expenditures	296	102	194	—	592

	Gearing	Industrial Solutions	Corporate and Other	Eliminations	Consolidated
For the Three Months Ended September 30, 2025
Revenues from external customers	$7,003	$7,872	$173	$—	$15,048
Intersegment revenues	66	—	—	(66)	—
Net revenues	7,069	7,872	173	(66)	15,048
Direct materials	1,355	4,710
Direct labor	1,438	*
Indirect labor	1,162	611
Variable overhead	952	573
Depreciation and amortization	537	120	86	—	743
All other expenses (1)	2,177	1,413
Operating (loss) income	(552)	445	5,986	—	5,879
Capital expenditures	44	85	57	—	186

	Gearing	Industrial Solutions	Corporate and Other	Eliminations	Consolidated
For the Nine Months Ended September 30, 2026
Revenues from external customers	$27,094	$32,828	$4,580	$—	$64,502
Intersegment revenues	—	—	—	—	—
Net revenues	27,094	32,828	4,580	—	64,502
Direct materials	7,118	18,099
Direct labor	5,178	*
Indirect labor	4,054	2,209
Variable overhead	3,432	2,467
Depreciation and amortization	1,609	264	451	—	2,324
All other expenses (1)	5,864	4,571
Operating (loss) income	(161)	5,218	(7,031)	—	(1,974)
Capital expenditures	1,549	308	1,967	—	3,824

	Gearing	Industrial Solutions	Corporate and Other	Eliminations	Consolidated
For the Nine Months Ended September 30, 2025
Revenues from external customers	$20,254	$20,458	$3,728	$—	$44,440
Intersegment revenues	66	424	—	(490)	—
Net revenues	20,320	20,882	3,728	(490)	44,440
Direct materials	4,621	12,486
Direct labor	4,132	*
Indirect labor	3,424	1,747
Variable overhead	2,802	1,706
Depreciation and amortization	1,636	348	226	—	2,210
All other expenses (1)	5,968	3,334
Operating (loss) income	(2,263)	1,261	2,716	—	1,714
Capital expenditures	186	179	252	—	617

* Line item not deemed a significant expense for this segment (per analysis of Accounting Standards Update No. 2023-07).

Consolidated amounts are not presented for significant segment expense categories because reconciliation to comparable consolidated amounts is not required by ASC 280.

(1) All other expenses primarily consist of:

       Gearing-salaries and benefits and rent

       Industrial Solutions-direct labor, salaries and benefits, and rent and utilities

	Total Assets as of
	September 30,	December 31,
	2026	2025
Gearing	$46,274	$40,752
Industrial Solutions	26,126	20,222
Corporate and Other	50,434	78,061
Assets - discontinued operations	3,899	43,800
Eliminations	(23,101)	(66,030)
	$103,632	$116,805

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

The Company monitors its collections and write-off experience to assess whether or not adjustments to its allowance estimates are necessary. Changes in trends in any of the factors that the Company believes may impact the collectability of its accounts receivable, or modifications to its credit standards, collection practices and other related policies may impact the Company’s allowance for credit losses and its financial results. The activity in the accounts receivable allowance liability for the nine months ended September 30, 2026 and 2025 consisted of the following:

	For the Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$81	$19
Credit loss expense	42	—
Write-offs	(50)	(16)
Other adjustments	—	21
Balance at end of period	$73	$24

Collateral

In select instances, the Company has pledged specific inventory and machinery and equipment assets to serve as collateral on related payable or financing obligations.

Liquidated Damages

In certain customer contracts, the Company has agreed to pay liquidated damages in the event of qualifying delivery or production delays. These damages are typically limited to a specific percentage of the value of the product in question and/or are dependent on actual losses sustained by the customer. The Company does not believe that this potential exposure will have a material adverse effect on the Company’s consolidated financial position or results of operations. There was no reserve for liquidated damages at  September 30, 2026 and  December 31, 2025.

NOTE 19 — SUBSEQUENT EVENTS

On October 30, 2026, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with the shareholders (“Shareholders”) of MCM Acquisition Company Inc., an Iowa Corporation (“MCM”), Summit Equity Group, L.L.C., as shareholder representative, and MCM, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of MCM (the “MCM Acquisition.”) MCM is a manufacturer of precision-machined and fabricated metal components serving customers in the electric utility, infrastructure, agricultural and industrial OEM sectors, with operations located in Northport, Alabama. Under the Purchase Agreement, the aggregate purchase price consists of (i) a base purchase price of $18,000, subject to customary post-closing adjustments for working capital, cash, indebtedness and transaction expenses, plus (ii) contingent consideration of up to an additional $7,000 based on the achievement of performance targets during specified post-closing periods. The Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions for a transaction of this nature.

At the closing of the MCM Acquisition, the Company paid approximately $21,500 in cash, including $3,500 deposited into escrow accounts to secure post-closing purchase price adjustments, indemnification obligations and contingent consideration obligations. The Company financed the MCM acquisition through a combination of cash on hand, proceeds of a $1,796 term loan advance, and an additional revolving credit advance under the Company’s 2022 Credit Facility (as described in Note 10, “Debt and Credit Agreements”).

Also on October 30, 2026, the Company entered into Joinder and Amendment No. 5 to Credit Agreement. See Note 10, “Debt and Credit Agreements,” of these condensed consolidated financial statements for further information.

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

Key Financial Measures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net revenues	$22,253	$15,048	$64,502	$44,440
(Loss) income from continuing operations	$(950)	$5,191	$(3,231)	$23
Adjusted EBITDA (1)	$456	$(1,188)	$2,050	$(3,109)
Capital expenditures	$592	$186	$3,824	$617
Free cash flow (2)	$642	$9,370	$(3,339)	$5,646
Operating working capital (3)	$32,208	$28,752	$32,208	$28,752
Total debt	$3,108	$9,128	$3,108	$9,128
Total orders (4)	$34,451	$43,585	$104,522	$92,675
Backlog at end of period (4)	$96,677	$94,686	$96,677	$94,686
Book-to-bill (5)	1.5	2.0	1.5	1.6

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(Loss) income from continuing operations	$(950)	$5,191	$(3,231)	$23
Interest expense	230	662	1,110	1,638
Income tax provision	76	28	152	45
Depreciation and amortization	808	743	2,324	2,210
Share-based compensation and other stock payments	92	332	758	1,095
Transaction costs (6)	200	11	937	93
Gain on sale of Manitowoc industrial fabrication operations	—	(8,155)	—	(8,213)
Adjusted EBITDA	456	(1,188)	2,050	(3,109)
Changes in operating working capital	699	(1,778)	(1,734)	(3,150)
Capital expenditures	(592)	(186)	(3,824)	(617)
Net proceeds from sale of Manitowoc industrial fabrication operations	—	12,522	—	12,522
Proceeds from disposal of property and equipment	79	—	169	—
Free Cash Flow	$642	$9,370	$(3,339)	$5,646

(1)

We provide non-GAAP adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, share based compensation and other stock payments, restructuring costs, impairment charges, other non-cash gains and losses, transaction costs, and the gain from the sale of the Manitowoc industrial fabrication operations) as supplemental information regarding our business performance. Our management uses adjusted EBITDA when it internally evaluates the performance of our business, reviews financial trends and makes operating and strategic decisions. We believe that this non-GAAP financial measure is useful to investors because it provides a better understanding of our past financial performance and future results, and it allows investors to evaluate our performance using the same methodology and information as used by our management. Our definition of adjusted EBITDA may be different from similar non-GAAP financial measures used by other companies and/or analysts.

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

(4)

Orders and backlog at September 30, 2026 and 2025 include results from our discontinued operations. Orders from discontinued operations total $720 and $7,502 for the three and nine months ended September 30, 2026, respectively as well as $13,710 and $23,450 the three and nine months ended September 30, 2025, respectively. Backlog includes $0 and $35,612 from discontinued operations at September 30, 2026 and September 30, 2025, respectively.

(5)	We define the book-to-bill as the ratio of new orders we received, net of cancellations, to revenue during a period. Orders from discontinued operations were excluded from this ratio.

(6)	Transaction costs consist of professional services expenses including legal and professional fees attributable to completed or contemplated transactions.

OUR BUSINESS

On April 30, 2026, Broadwind Heavy Fabrications, Inc. a wholly owned subsidiary of the Company, sold the real property and certain assets contained therein which comprise our production facility located in Abilene, Texas (the “Facility”), including equipment, machinery, other personal property, specified service contracts, and permits for an aggregate purchase price of $19,500 in cash, adjusted for certain customary closing items. The sale of the Facility represented a strategic shift that will have a major effect on our operations and qualify for discontinued operations treatment in the second quarter of 2026. As such, the results of operations of the wind and industrial fabrication operations including operations historically in Manitowoc, Wisconsin, have been reclassified to discontinued operations on our condensed consolidated statements of operations and retrospectively for all periods presented beginning in the second quarter of 2026. Our discontinued operations exclude the results of pressure reducing system (“PRS”) operations.

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

On October 30, 2026, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with the shareholders (“Shareholders”) of MCM Acquisition Company Inc., an Iowa Corporation (“MCM”), Summit Equity Group, L.L.C., as shareholder representative, and MCM, pursuant to which we acquired 100% of the issued and outstanding capital stock of MCM (the “MCM Acquisition.”) MCM is a manufacturer of precision-machined and fabricated metal components serving customers in the electric utility, infrastructure, agricultural and industrial OEM sectors, with operations located in Northport, Alabama. Under the Purchase Agreement, the aggregate purchase price consists of (i) a base purchase price of $18,000, subject to customary post-closing adjustments for working capital, cash, indebtedness and transaction expenses, plus (ii) contingent consideration of up to an additional $7,000 based on the achievement of performance targets during specified post-closing periods. The Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions for a transaction of this nature.

Third Quarter Overview

Excluding discontinued operations, we received $33,731 in new orders in the third quarter, up from $29,875 in the third quarter of 2025. Industrial Solutions orders increased by 42% compared to the prior year quarter primarily due to an increase in demand associated with new gas turbine projects. Additionally, orders from PRS customers improved significantly during the third quarter as orders were muted during the prior year quarter. Partially offsetting these increases was a 38% decrease in Gearing segment orders primarily due to the absence of a significant power generation order from a leading Original Equipment Manufacturer (“OEM”) of natural gas turbines received in the prior year period.

We recognized revenue of $22,253 in the third quarter, which was a 48% increase compared to the third quarter of 2025. Industrial Solutions segment revenue increased by 32% from the prior year period primarily due to increased shipments to new and aftermarket gas turbine customers. Gearing segment revenue increased 36% relative to the prior year period due to increased shipments across all markets served. PRS revenue also increased during the third quarter due to higher recent order intake levels.

We recorded a net loss of $2,390 or ($0.10) per share in the third quarter of 2026, compared to net income of $7,463 or $0.32 per share in the third quarter of 2025. In addition to the factors described above, the decrease was primarily due to the absence of the $8,155 gain on sale recognized in the prior year quarter.

RESULTS OF OPERATIONS

Three months ended September 30, 2026, Compared to Three months ended September 30, 2025

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

	Three Months Ended September 30,				2026 vs. 2025
		% of Total		% of Total
	2026	Revenue	2025	Revenue	$ Change	% Change
Revenues	$22,253	100.0%	$15,048	100.0%	$7,205	47.9%
Cost of sales	19,352	87.0%	13,999	93.0%	5,353	38.2%
Gross profit	2,901	13.0%	1,049	7.0%	1,852	176.5%
Operating expenses
Selling, general and administrative expenses	3,446	15.5%	3,160	21.0%	286	9.1%
Gain on sale of Manitowoc industrial fabrication operations	—	0.0%	(8,155)	(54.2)%	8,155	100.0%
Intangible amortization	100	0.4%	165	1.1%	(65)	(39.4)%
Total operating expense (income), net	3,546	15.9%	(4,830)	(32.1)%	8,376	173.4%
Operating (loss) income	(645)	(2.9)%	5,879	39.1%	(6,524)	(111.0)%
Other expense, net
Interest expense, net	(230)	(1.0)%	(662)	(4.4)%	432	65.3%
Other, net	1	0.0%	2	0.0%	(1)	(50.0)%
Total other expense, net	(229)	(1.0)%	(660)	(4.4)%	431	65.3%
Net (loss) income before provision for income taxes	(874)	(3.9)%	5,219	34.7%	(6,093)	(116.7)%
Provision for income taxes	76	0.3%	28	0.2%	48	171.4%
(Loss) income from continuing operations	(950)	(4.3)%	5,191	34.5%	(6,141)	(118.3)%
(Loss) income from discontinued operations, net of tax	(1,440)	(6.5)%	2,272	15.1%	(3,712)	(163.4)%
Net (loss) income	$(2,390)	(10.7)%	$7,463	49.6%	$(9,853)	(132.0)%

Consolidated

Revenues increased by $7,205 as compared to the prior year period primarily due to a 32% increase in Industrial Solutions segment revenue due to higher shipments to new and aftermarket gas turbine customers. Gearing revenue also increased 36% reflective of increased shipments across all markets served.

Gross profit increased versus the prior year due primarily to higher sales within the Gearing and Industrial Solutions segments and overall improved capacity utilization.

We recorded a net loss of $2,390 during the three months ended September 30, 2026, compared to net income of $7,463 during the three months ended September 30, 2025. In addition to the factors described above, the decrease was primarily due to the absence of the $8,155 gain on sale recognized in the prior year quarter.

Gearing Segment

	Three Months Ended
	September 30,
	2026	2025
Orders	$9,798	$15,877
Revenues	9,595	7,069
Operating income (loss)	120	(552)
Operating margin	1.3%	(7.8)%

Gearing segment orders decreased by 38% primarily due to the absence of a significant power generation order from a leading OEM of natural gas turbines received in the prior year period, partially offset by improved demand from O&G customers. Gearing revenues were up 36% relative to the prior year reflective of increased shipments across all markets served.

The Gearing segment’s operating profitability increased by $672 from the prior year period. This increase was primarily attributable to higher sales in the current year period and improved capacity utilization.

Industrial Solutions Segment

	Three Months Ended
	September 30,
	2026	2025
Orders	$19,576	$13,823
Revenues	10,420	7,872
Operating income	1,253	445
Operating margin	12.0%	5.7%

Industrial Solutions segment orders increased from the prior year period primarily due to an increase in demand associated with new gas turbine projects. Segment revenues increased from the prior year period primarily due to higher shipments to new and aftermarket gas turbine customers. Operating income increased versus the prior year period primarily as a result of higher sales and improved capacity utilization.

Nine months ended September 30, 2026, Compared to Nine months ended September 30, 2025

The condensed consolidated statement of operations table below should be read in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

	Nine Months Ended September 30,				2026 vs. 2025
		% of Total		% of Total
	2026	Revenue	2025	Revenue	$ Change	% Change
Revenues	$64,502	100.0%	$44,440	100.0%	$20,062	45.1%
Cost of sales	55,084	85.4%	40,963	92.2%	14,121	34.5%
Gross profit	9,418	14.6%	3,477	7.8%	5,941	170.9%
Operating expenses
Selling, general and administrative expenses	11,070	17.2%	9,480	21.3%	1,590	16.8%
Gain on sale of Manitowoc industrial fabrication operations	—	—%	(8,213)	(18.5)%	8,213	100.0%
Intangible amortization	322	0.5%	496	1.1%	(174)	(35.1)%
Total operating income, net	11,392	17.7%	1,763	4.0%	9,629	546.2%
Operating (loss) income	(1,974)	(3.1)%	1,714	3.9%	(3,688)	(215.2)%
Other expense, net
Interest expense, net	(1,110)	(1.7)%	(1,638)	(3.7)%	528	32.2%
Other, net	5	0.0%	(8)	(0.0)%	13	162.5%
Total other expense, net	(1,105)	(1.7)%	(1,646)	(3.7)%	541	32.9%
Net (loss) income before provision for income taxes	(3,079)	(4.8)%	68	0.2%	(3,147)	(4627.9)%
Provision for income taxes	152	0.2%	45	0.1%	107	237.8%
(Loss) income from continuing operations	(3,231)	(5.0)%	23	0.1%	(3,254)	(14147.8)%
(Loss) income from discontinued operations, net of tax	(293)	(0.5)%	6,081	13.7%	(6,374)	(104.8)%
Net (loss) income	$(3,524)	(5.5)%	$6,104	13.7%	$(9,628)	(157.7)%

Consolidated

Revenues increased by $20,062 as compared to the prior year period primarily due to a 57% increase in Industrial Solutions segment revenue due to higher shipments to new and aftermarket gas turbine customers. Gearing segment revenue also increased 33% primarily due to increased shipments to power generation customers.

Gross profit increased versus the prior year due primarily to higher sales within the Gearing and Industrial Solutions segments and overall improved capacity utilization.

We recorded a net loss of $3,524 during the nine months ended September 30, 2026, compared to net income of $6,104 during the nine months ended September 30, 2025. In addition to the factors described above, the decrease was primarily due to the absence of the $8,213 gain on sale recognized in the prior year in addition to MCM and other contemplated transaction costs incurred during the current year.

Gearing Segment

	Nine Months Ended
	September 30,
	2026	2025
Orders	$39,137	$30,636
Revenues	27,094	20,320
Operating loss	(161)	(2,263)
Operating margin	(0.6)%	(11.1)%

Gearing segment orders increased 28% versus the prior year period primarily due to higher demand from O&G customers. Gearing revenues were up 33% relative to the prior year primarily due to increased shipments across most markets served, most notably power generation.

The Gearing segment’s operating loss decreased by $2,102 from the prior year period. This decrease was primarily attributable to higher sales in the current year period, partially offset by the absence of a favorable $482 property tax adjustment recorded in the prior year period.

Industrial Solutions Segment

	Nine Months Ended
	September 30,
	2026	2025
Orders	$51,392	$37,836
Revenues	32,828	20,882
Operating income	5,218	1,261
Operating margin	15.9%	6.0%

Industrial Solutions segment orders increased from the prior year period primarily due to an increase in demand associated with new gas turbine projects. Segment revenues increased from the prior year period primarily due to higher shipments to new and aftermarket gas turbine customers. Operating income increased versus the prior year period primarily as a result of higher sales and improved capacity utilization.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

On August 4, 2022, we entered into a credit agreement (as amended from time to time, the “2022 Credit Agreement”) with Wells Fargo Bank, National Association, as lender (“Wells Fargo”), providing the Company and its subsidiaries with a $35,000 senior secured revolving credit facility (which may be further increased by up to an additional $10,000 upon the request of the Company and at the sole discretion of Wells Fargo) and a senior secured term loan with an original balance of $7,578 (collectively, the “2022 Credit Facility”). The proceeds of the 2022 Credit Facility are available for general corporate purposes, including strategic growth opportunities. As of September 30, 2026, cash and cash equivalents totaled $16,159 an increase of $15,702 from December 31, 2025. Debt and finance lease obligations at September 30, 2026 totaled $5,864. As of September 30, 2026, we had $3,010 outstanding under the 2022 Credit Facility and had the ability to borrow up to an additional $23,539, or $14,789 after considering the requirement to maintain minimum excess availability under the Credit Agreement equal to or greater than 25% of the revolving loan limit thereunder.

On October 30, 2026, we completed the acquisition of MCM Acquisition Company Inc. At closing, we paid approximately $21,500 in cash, including approximately $3,500 deposited into escrow accounts, using cash on hand, an additional term loan advance of $1,796 and borrowings under our 2022 Credit Agreement. In connection with the acquisition, we amended our 2022 Credit Agreement to extend its maturity to January 1, 2028, temporarily replace the Fixed Charge Coverage Ratio covenant with a minimum Excess Availability covenant through March 31, 2027, revise certain covenant terms and increase the applicable margin on the term loan. These transactions reduced our cash resources and increased our outstanding indebtedness after September 30, 2026. Our future liquidity will depend in part on MCM’s operating cash flows, our availability under the 2022 Credit Agreement, compliance with applicable covenants and our ability to access additional capital when needed.

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

We also have outstanding notes payable for capital expenditures in the amount of $98 and $130 as of September 30, 2026 and December 31, 2025, respectively, with $43 and $42 included in the “Line of Credit and current maturities of long-term debt” line item of our condensed consolidated financial statements as of September 30, 2026 and December 31, 2025, respectively. The notes payable have monthly payments that range from $1 to $3 and an interest rate of approximately 6%. The equipment purchased is utilized as collateral for the notes payable. The outstanding notes payable have maturity dates that range from September 2028 to June 2029.

On September 22, 2023, we filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 12, 2023 (the “Form S-3”). This shelf registration statement, which included a base prospectus, allowed us to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in the prospectus supplement accompanying the base prospectus, we would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes. Our Form S-3 expired on October 12, 2026. We intend to evaluate opportunities to maintain flexibility to access the public capital markets from time to time, as market conditions and other circumstances warrant.

On September 12, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and HC Wainwright & Co., LLC (collectively, the “Agents”). Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agents shares of our common stock with an aggregate sales price of up to $12,000. We will pay a commission to the Agents of 2.75% of the gross proceeds of the sale of the shares sold under the Sales Agreement and reimburse the Agents for the expenses incident to the performance of their obligations under the Sales Agreement. No shares of the Company’s common stock were issued under the Sales Agreement during the year ended December 31, 2025 or nine months ended September 30, 2026. As of September 30, 2026, shares of our common stock having a value of approximately $11,667 remained available for issuance under the Sales Agreement. We may not issue any additional shares under the Sales Agreement until a new Form S-3 registration statement is filed and declared effective. Any additional shares offered and sold under the Sales Agreement would be issued pursuant to the new Form S-3 and a 424(b) prospectus supplement.

We anticipate that current cash resources, amounts available under the 2022 Credit Facility, cash to be generated from operations and equipment financing, and access to the public or private debt and/or equity markets will be adequate to meet our liquidity needs for at least the next twelve months.

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

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing, and financing activities for continuing operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026	2025
Total cash (used in) provided by:
Operating activities	$(1,227)	$(7,678)
Investing activities	(3,655)	11,905
Financing activities	(6,954)	306
Net (decrease) increase in cash	$(11,836)	$4,533

Operating Cash Flows

During the nine months ended September 30, 2026, net cash used in operating activities totaled $1,227 compared to net cash used in operating activities of $7,678 during the prior year period. The decrease in net cash used in operating activities during the current year period was primarily attributable to the absence of the gain on sale of assets recognized in the prior year period and a more significant increase in accounts payable in the current year period. This was partially offset by a more significant increase in accounts receivable in the current year period.

Investing Cash Flows

During the nine months ended September 30, 2026, net cash used in investing activities totaled $3,655, compared to net cash provided by investing activities of $11,905 during the prior year period. The decrease in net cash provided by investing activities as compared to the prior year period was primarily due to the absence of the net proceeds received from the sale of the Manitowoc industrial fabrication operations received in the prior year period in addition to a net increase in purchases of property and equipment in the current year period.

Financing Cash Flows

During the nine months ended September 30, 2026, net cash used in financing activities totaled $6,954, compared to net cash provided by financing activities of $306 during the prior year period. The decrease was primarily due to debt repayments under the 2022 Credit Facility in the current year period versus net borrowings in the prior year.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the nine months ended September 30, 2026 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2025. Portions of this Quarterly Report on Form 10-Q, including the discussion and analysis in this Part I, Item 2, contain “forward looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “may,” “plan” and similar expressions, but these words are not the exclusive means of identifying forward looking statements. Forward-looking statements include any statement that does not directly relate to a current or historical fact. Our forward-looking statements may include or relate to our beliefs, expectations, plans and/or assumptions with respect to the following: (i) the impact of our acquisition of MCM Acquisition Company, Inc., and our ability to integrate MCM’s operations into our business efficiently, (ii) our expectations and beliefs with respect to the Company’s financial guidance as set forth in our press releases from time to time, (iii) the impact of global health concerns on the economies and financial markets and the demand for our products; (iv) state, local and federal regulatory frameworks affecting the industries in which we compete, including the wind energy industry, and the related phase out, extension, continuation or renewal of federal tax incentives and grants, including the advanced manufacturing tax credits, and state renewable portfolio standards as well as new or continuing tariffs on steel or other products imported into the United States; (v) our customer relationships and our substantial dependency on a few significant customers and our efforts to diversify our customer base and sector focus and leverage relationships across business units; (vi) our ability to operate our business efficiently, comply with our debt obligations, manage capital expenditures and costs effectively, and generate cash flow; (vii) the economic and operational stability of our significant customers and suppliers, including their respective supply chains, and the ability to source alternative suppliers as necessary; (viii) our ability to continue to grow our business organically and through acquisitions; (ix) the production, sales, collections, customer deposits and revenues generated by new customer orders and our ability to realize the resulting cash flows; (x) information technology failures, network disruptions, cybersecurity attacks or breaches in data security; (xi) the sufficiency of our liquidity and alternate sources of funding, if available to us; (xii) our ability to realize revenue from customer orders and backlog; (xiii) the economy and the potential impact it may have on our business, including our customers; (xiv) the state of the energy and industrial markets generally, including the impact of competition and economic volatility in those markets; (xv) the effects of market disruptions and regular market volatility, including fluctuations in the price of oil, gas and other commodities; (xvi) competition from new or existing industry participants; (xvii) the effects of the change of administrations in the U.S. federal government; (xviii) our ability to successfully integrate and operate acquired companies and to identify, negotiate and execute future acquisitions; (xix) the potential loss of tax benefits if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended; (xx) the effects of proxy contests and actions of activist stockholders; (xxi) the limited trading market for our securities and the volatility of market price for our securities; (xxii) our outstanding indebtedness and its impact on our business activities (including our ability to incur additional debt in the future); and (xxiii) the impact of future sales of our common stock or securities convertible into our common stock on our stock price. These statements are based on information currently available to us and are subject to various risks, uncertainties and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements including, but not limited to, those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. We are under no duty to update any of these statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or other factors that could cause our current beliefs, expectations, plans and/or assumptions to change. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K under the Securities Act and as such are not required to provide information under this Item pursuant to Item 305I of Regulation S-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item is incorporated herein by reference to Note 15, “Legal Proceedings And Other Matters” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2025 continue to represent the most significant risks to the Company’s future results of operations and financial conditions, with the following addition.

Risks Related to the Integration of MCM

The inability to successfully integrate the MCM Acquisition Company Inc. (“MCM”),  operations into our business could harm our ability to achieve the sales growth and other benefits we expect to be able to realize from MCM’s operations.

The integration of the MCM business into our operations is a complex, costly and time-consuming process that may not be successful. The primary areas of focus for successfully combining the business of MCM with our operations include, among others: completing an audit of MCM’s historical financial statements, retaining and integrating management and other key employees; integrating accounting and financial reporting, information, communications and other systems; and managing the growth of the combined company.

Even if we successfully integrate the business of MCM into our operations, there can be no assurance that we will realize the anticipated benefits. We expect that the acquisition of MCM will result in various benefits for the combined company including, among others, business and growth opportunities and increased efficiency in corporate support. Increased competition and/or deterioration in business conditions may limit or delay our ability to realize the benefits of the acquisition or expand this business. As such, we may not be able to realize the business opportunities and growth prospects anticipated in connection with the acquisition of MCM.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 10, 2025, our Board authorized a program to repurchase up to $3,000 of our outstanding common stock. Our share repurchase program does not obligate us to acquire any specific number of shares. The common stock may be acquired in the open market at prices subject to certain pricing guidelines determined by management. We have no obligation to repurchase shares and we may discontinue purchases at any time that we determine additional purchases are not warranted. As of September 30, 2026, $3,000 remains available for repurchase and there were no stock repurchases during the quarter ended September 30, 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

BROADWIND, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2026

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 23, 2012)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 6, 2020)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed May 17, 2024)
3.5	Fourth Amended and Restated Bylaws of the Company, adopted as of June 26, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2023)
4.1	Fourth Amendment to Section 382 Rights Agreement dated as of February 4, 2025 between the Company and Equiniti Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 6, 2025)
10.1	Stock Purchase Agreement, dated as of October 30, 2026, by and among the Company, the shareholders of MCM Acquisition Company Inc., Summit Equity Group, L.L.C., as shareholder representative and MCM Acquisition Company Inc (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed November 2, 2026)
10.2	Joinder and Amendment No. 5. to Credit Agreement, dated as of October 30, 2026, by and among the Company, Brad Foote Gear Works, Inc., Broadwind Industrial Solutions, LLC, Broadwind Heavy Fabrications, Inc., 5100 Neville Road, LLC, MCM Acquisition Company, Inc., BWEN Clean Fuels, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K filed November 2, 2026)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer*
99.1	Investor Presentation dated November 2, 2026, furnished as Exhibit 99.2 to the Company's Current Report on Form 8-K filed November 2, 2026
101

The following financial information from this Form 10-Q of Broadwind, Inc. for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

BROADWIND, INC.

November 12, 2026	By:	/s/ Eric B. Blashford
Eric B. Blashford
President and Chief Executive Officer
(Principal Executive Officer)